Form 10-Q
period 2006-09-30
CARDTRONICS INC
filed 2006-11-14
CIK 1277856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 333-131199

CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0681190
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3110 Hayes Road, Suite 300	77082
Houston, TX	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (281) 596-9988
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐       No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

Common Stock, par value: $0.0001 per share.	Shares outstanding on November 14, 2006: 1,760,798.

CARDTRONICS, INC.
When we refer to “us’”, “we”, “our”, “ours”’, “the Company’” or “Cardtronics”, we are describing Cardtronics, Inc. and/or our subsidiaries.

PART I –FINANCIAL INFORMATION
Item 1. Financial Statements
CARDTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$475	$1,699
Accounts and notes receivable, net of allowance of $242 and $624 as of September 30, 2006 and December 31, 2005, respectively	12,455	9,746
Inventory	5,715	2,747
Prepaid expenses, deferred costs, and other current assets	10,289	4,244
Restricted cash, short-term	1,507	4,232
Deferred tax asset, net	835	1,105

Total current assets	31,276	23,773
Restricted cash	34	33
Property and equipment, net	82,835	74,151
Intangible assets, net	68,215	75,965
Goodwill	167,756	161,557
Prepaid expenses and other assets	4,798	8,272

Total assets	$354,914	$343,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable and capital leases	$145	$3,168
Current portion of other long-term liabilities	2,180	2,251
Accounts payable and accrued liabilities	45,285	42,438

Total current liabilities	47,610	47,857
Long-term liabilities:
Long-term debt, net of related discount	252,850	244,456
Deferred tax liability, net	8,147	9,800
Other long-term liabilities and minority interest in subsidiaries	14,666	14,393

Total liabilities	323,273	316,506

Redeemable preferred stock	76,528	76,329

Stockholders’ deficit:
Common stock, $0.0001 par value; 2,500,000 shares authorized; 2,394,509 shares issued at September 30, 2006 and December 31, 2005; 1,760,798 and 1,771,349 outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Subscriptions receivable (at face value)	(324)	(1,476)
Additional paid-in capital	2,607	2,033
Accumulated other comprehensive income (loss), net	6,230	(346)
Accumulated deficit	(5,133)	(2,252)
Treasury stock; 633,711 and 623,160 shares at cost at September 30, 2006 and December 31, 2005, respectively	(48,267)	(47,043)

Total stockholders’ deficit	(44,887)	(49,084)

Total liabilities and stockholders’ deficit	$354,914	$343,751

See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
ATM operating revenues	$72,887	$69,603	$209,542	$191,731
ATM product sales and other revenues	3,478	2,131	9,218	7,457

Total revenues	76,365	71,734	218,760	199,188
Cost of revenues:
Cost of ATM operating revenues (includes stock-based compensation of $15 and $0 for the three months ended September 30, 2006 and 2005, respectively, and $35 and $172 for the nine months ended September 30, 2006 and 2005, respectively)	54,280	53,612	157,225	148,699
Cost of ATM product sales and other revenues	3,105	2,173	8,142	6,976

Total cost of revenues	57,385	55,785	165,367	155,675
Gross profit	18,980	15,949	53,393	43,513
Operating expenses:
Selling, general and administrative expenses (includes stock-based compensation of $240 and $131 for the three months ended September 30, 2006 and 2005, respectively, and $600 and $2,070 for the nine months ended September 30, 2006 and 2005, respectively)	5,811	4,512	15,709	13,212
Depreciation and accretion expense	5,214	3,388	14,072	8,530
Amortization expense	2,263	1,980	9,610	5,689

Total operating expenses	13,288	9,880	39,391	27,431
Income from operations	5,692	6,069	14,002	16,082
Other (income) expense:
Interest expense, net	5,871	4,741	17,193	10,010
Amortization and write-off of financing costs and bond discount	362	5,453	1,576	6,584
Minority interest in subsidiary	(71)	—	(128)	15
Other	(83)	435	(740)	867

Total other expenses	6,079	10,629	17,901	17,476
Loss before income taxes	(387)	(4,560)	(3,899)	(1,394)
Income tax benefit	(60)	(1,696)	(1,217)	(545)

Net loss	(327)	(2,864)	(2,682)	(849)
Preferred stock dividends and accretion expense	67	67	199	1,329

Net loss available to common stockholders	$(394)	$(2,931)	$(2,881)	$(2,178)

See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,682)	$(849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	23,682	14,219
Amortization and write-off of financing costs and bond discount	1,576	6,584
Non-cash compensation expense	635	411
Deferred income taxes	(1,316)	(1,137)
Minority interest	(128)	15
Loss on sale or disposal of assets	731	856
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts and notes receivables, net	(938)	3,188
(Increase) decrease in prepaid, deferred costs and other current assets	(3,598)	881
(Increase) decrease in inventory	(1,184)	240
Increase in other assets	(907)	(365)
Increase in accounts payable and accrued liabilities	3,972	9,687
Decrease in other liabilities	(2,976)	(4,659)

Net cash provided by operating activities	16,867	29,071

Cash flows from investing activities:
Additions to property and equipment	(24,179)	(24,466)
Payments for exclusive license agreements	(1,842)	(1,025)
Disposals of property and equipment	100	60
Acquisitions, net of cash acquired	(12)	(105,765)

Net cash used in investing activities	(25,933)	(131,196)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	30,300	468,994
Repayments of long-term debt	(22,000)	(357,541)
Issuance of Series B preferred stock	—	73,297
Redemption of Series A preferred stock	—	(24,795)
Issuance of capital stock	—	84
Purchase of treasury stock	(50)	(46,453)
Debt issuance and modification costs	(477)	(10,519)
Distributions	—	(30)
Repayment of subscriptions receivable	—	386

Net cash provided by financing activities	7,773	103,423

Effect of exchange rate changes on cash	69	(193)

Net increase (decrease) in cash and cash equivalents	(1,224)	1,105

Cash and cash equivalents at beginning of period	1,699	1,412
Cash and cash equivalents at end of period	475	2,517

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,554	$7,501
Cash paid for income taxes	$49	$32
See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General and Basis of Presentation
General
     Cardtronics, Inc., along with its wholly owned subsidiaries, owns and operates approximately 24,100 automated teller machines (“ATMs”) in all 50 states and approximately 1,300 ATMs located throughout the United Kingdom. Additionally, the Company owns a majority interest in an entity that operates approximately 300 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free ATM network within the United States (based on number of participating ATMs) and works with financial institutions to brand the Company’s ATMs in order to provide their banking customers with convenient, surcharge-free ATM access.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with Cardtronics’ Registration Statement on Form S-4 dated August 25, 2006, which includes the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, and a summary of our significant accounting policies and other disclosures.
     The financial statements as of September 30, 2006, and for the three and nine month periods ended September 30, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our Registration Statement on Form S-4 dated August 25, 2006. In our opinion, we have made all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s interim period results. The results of operations for the three and nine month periods ended September 30, 2006 and 2005, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net loss or stockholders’ deficit.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences could be material to the financial statements.
2. Business Combinations
Acquisition of Bank Machine (Acquisitions) Limited
     On May 17, 2005, the Company acquired all of the issued and outstanding shares of Bank Machine (Acquisitions) Limited (“Bank Machine”), a privately held independent owner and operator of approximately 1,000 ATMs in the United Kingdom. Such acquisition provided the Company with an existing platform outside of the United States from which it can expand its operations in the United Kingdom and potentially other European markets.
     The purchase price totaled approximately $95.0 million and consisted of $92.0 million in cash and the issuance of 35,221 shares of the Company’s Series B Convertible Preferred Stock, which was valued by the Company at approximately $3.0 million. Additionally, the Company incurred approximately $2.2 million in transaction costs associated with the acquisition. The total purchase consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in approximately $77.0 million in goodwill, which has been assigned to a reporting unit that is currently comprised solely of the acquired Bank Machine operations.
     The Company utilized May 1, 2005, as the effective date of the acquisition date for accounting purposes. Accordingly, the accompanying condensed consolidated financial statements include Bank Machine’s results of operations only for those periods subsequent to April 30, 2005.

     The following table presents the unaudited pro forma combined results of operations (in thousands) of the Company and Bank Machine for the nine months ended September 30, 2005, after giving effect to certain pro forma adjustments, including the effects of the issuance of the Company’s senior subordinated notes in August 2005 (see Note 8). Such pro forma results include the effects of the senior subordinated notes financing as such notes were utilized in part to finance the Bank Machine acquisition. Such unaudited pro forma financial results do not reflect the impact of the smaller acquisitions consummated by the Company in 2005 and 2006. The unaudited pro forma financial results assume that the acquisition and the debt issuance occurred on January 1, 2005, and are not necessarily indicative of the actual results that would have occurred had those transactions been consummated on such date. Furthermore, such pro forma results are not necessarily indicative of the future results to be expected for the consolidated operations.

Nine Months Ended
September 30, 2005
Revenues	$209,372
Income from operations	$17,444
Net income	$109
Acquisition of ATM National, Inc.
     On December 21, 2005, the Company acquired all of the outstanding shares of ATM National, Inc., the owner and operator of Allpoint, a nationwide surcharge-free ATM network. The consideration for such acquisition totaled $4.8 million and was comprised of $2.6 million in cash; 21,111 shares of the Company’s common stock; and the assumption of approximately $0.4 million in additional liabilities. Such consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values as of the acquisition date. Such allocation resulted in goodwill of approximately $3.7 million, which was assigned to a separate reporting unit representing the acquired ATM National, Inc. operations. Additionally, such allocation resulted in approximately $3.2 million in identifiable intangible assets, including $3.0 million for the acquired customer contracts and $0.2 million for the acquired Allpoint trade name.
Acquisition of CCS Mexico
     In February 2006, the Company acquired a majority ownership stake in CCS Mexico, an independent ATM operator located in Mexico, for approximately $1.0 million in cash consideration and the assumption of approximately $0.4 million in additional liabilities. Additionally, the Company incurred approximately $0.3 million in transaction costs associated with this acquisition. CCS Mexico, which was renamed Cardtronics Mexico upon the completion of the Company’s investment, currently operates approximately 300 surcharging ATMs in selected retail locations throughout Mexico. With Mexico having recently approved surcharging for off-premise ATMs, the Company anticipates placing additional surcharging ATMs in other retail establishments throughout Mexico as those opportunities arise.
     The Company has allocated the total purchase consideration to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. Such allocation resulted in goodwill of approximately $0.7 million. Such goodwill, which is not deductible for tax purposes, has been assigned to a separate reporting unit representing the acquired CCS Mexico operations. Additionally, such allocation resulted in approximately $0.4 million in identifiable intangible assets, including $0.3 million for certain acquired customer contracts and $0.1 million related to non-compete agreements entered into with the minority interest shareholders of Cardtronics Mexico.
     Because the Company owns a majority interest in Cardtronics Mexico, such entity is reflected as a consolidated subsidiary in the accompanying condensed consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a minority interest.
Other 2005 Acquisitions
     On March 1, 2005, the Company acquired a portfolio of approximately 475 ATMs and related contracts located in independent grocery stores in and around the New York metropolitan area for approximately $8.2 million in cash. The purchase price was allocated $0.6 million to ATM equipment and $7.6 million to the acquired merchant contracts/relationships.
     On April 21, 2005, the Company acquired a portfolio of approximately 330 ATMs and related contracts at BP Amoco locations throughout the Midwest for approximately $9.0 million in cash. The purchase price was allocated $0.2 million to ATM equipment and $8.8 million to the acquired merchant contracts/relationships.

3. Stock-Based Compensation
     The following table reflects the total stock-based compensation expense amounts included in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of ATM operating revenues	$15	$—	$35	$172
Selling, general and administrative expenses	240	131	600	2,070

Total stock-based compensation expense	$255	$131	$635	$2,242

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). Under SFAS No. 123R, the Company records the grant date fair value of share-based compensation arrangements, net of estimated forfeitures, as compensation expense on a straight-line basis over the underlying service periods of the related awards. Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value method of accounting for stock-based compensation awards in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which generally resulted in no compensation expense for employee stock options issued with an exercise price greater than or equal to the fair value of the Company’s common stock on the date of grant. Furthermore, the Company historically utilized the minimum value method of measuring equity share option values for pro forma disclosure purposes under SFAS No. 123. Accordingly, the Company’s adoption of SFAS No. 123R on January 1, 2006, was done utilizing the prospective application method. Under the prospective application method, the fair value approach outlined under SFAS No. 123R is applied only to new awards granted subsequent to December 31, 2005, and to existing awards only in the event that such awards are modified, repurchased or cancelled subsequent to the SFAS No. 123R adoption date. Accordingly, the Company’s financial statements for all periods prior to January 1, 2006, do not reflect any adjustments resulting from the adoption of SFAS No. 123R. Additionally, the adoption of SFAS No. 123R did not result in the recording of a cumulative effect of a change in accounting principle.
Stock-Based Compensation Plan
     In June 2001, the Company’s Board of Directors approved the Cardtronics Group, Inc. 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan allows for the issuance of equity-based awards in the form of non-qualified stock options and stock appreciation rights, as determined at the sole discretion of the compensation committee of the Company’s Board of Directors. As of September 30, 2006, only non-qualified stock options had been issued under the 2001 Plan. The persons eligible to receive awards under the 2001 Plan include employees, directors, and consultants of the Company, including its affiliates and subsidiaries. Under the 2001 Plan, no award may be granted more than ten years after the plan’s initial approval date. As of September 30, 2006, the maximum number of shares of common stock that could be issued under the 2001 Plan totaled 750,000 shares. The Company currently has no other stock-based compensation plans in place.
Stock Option Grants
     The Company has historically used the Black-Scholes valuation model to determine the fair value of stock options granted for pro forma reporting purposes under SFAS No. 123. The Company’s outstanding stock options generally vest annually over a four-year period from the date of grant and expire 10 years after the date of grant. There have been no stock option grants made under the 2001 Plan that are subject to performance-based vesting criteria.
     A summary of the status of the Company’s outstanding stock options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance January 1, 2006	464,164	$48.70
Granted	100,000	$83.84
Exercised	(4,703)	$0.04
Forfeited	(47,500)	$82.16

Balance September 30, 2006	511,961	$52.91

Options vested and exercisable at September 30, 2006	278,586	$31.96

     As of September 30, 2006, the remaining weighted average contractual life for options outstanding and exercisable was 7.3 years and 6.2 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006, was $15.8 million and $14.5 million, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2006, was approximately $394,000, which resulted in a tax benefit to the Company of approximately $146,000. However, because the Company is currently in a net operating loss position, such benefit has not been reflected in the accompanying condensed consolidated financial statements, as required by SFAS No. 123R. Furthermore, no cash was utilized by the Company in the settlement of such awards during the nine months ended September 30, 2006.
     As indicated in the table above, the Company granted an additional 100,000 non-qualified stock options to certain employees during the nine months ended September 30, 2006. Such options were granted with an exercise price of $83.84 per share, which was equal to the estimated fair market value of the Company’s common equity as of the date of grant, and vest ratably over a four-year service period with a 10-year contractual term.
Fair Value Assumptions
     The Company estimates the fair value of its options for financial accounting purposes by utilizing the Black–Scholes option pricing model. Such model requires the input of certain subjective assumptions, including the expected life of the options, a risk-free interest rate, a dividend rate, and the future volatility of the Company’s common equity. Additional information with respect to the fair value of the options issued during 2006 is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Weighted average fair value per stock option granted	$32.73	$33.69
Valuation assumptions:
Expected option term (years)	6.25	6.25
Expected volatility	35.90%	34.54%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.74%	4.85%
     The expected option term of 6.25 years was determined based on the simplified method outlined in Staff Accounting Bulletin (“SAB”) No. 107, as issued by the SEC. Such method is based on the vesting period and the contractual term for each grant and is calculated by taking the average of the expiration date and the vesting period for each vesting tranche. In the future, as information regarding post vesting termination becomes more accessible, the Company may change this method of deriving the expected term. Such a change could impact the fair value of options granted in the future. Furthermore, the Company expects to refine the method of deriving the expected term by no later than January 1, 2008, as required by SAB No. 107. The estimated forfeiture rates utilized by the Company are based on the Company’s historical option forfeiture rates and represent the Company’s best estimate of future forfeiture rates. In future periods, the Company will monitor the level of actual forfeitures to determine if such estimate should be modified prospectively.
     The Company’s common stock is not publicly-traded; therefore, the weighted average expected volatility factor was determined based on historical volatility rates obtained for certain companies with publicly-traded equity that operate in the same or related businesses as that of the Company. The volatility factor utilized represents the simple average of the historical daily volatility rates obtained for each company within this designated peer group over multiple periods of time, up to and including a period of time commensurate with the expected option term discussed above. The Company utilized this peer group approach, as the historical transactions involving the Company’s private equity have been very limited and infrequent in nature. The Company believes that the historical peer group volatility rate utilized above is a reasonable estimate of the Company’s expected future volatility.
     The expected dividend yield was assumed to be zero as the Company has not historically paid, and does not anticipate paying, dividends with respect to its common equity. The risk-free interest rate reflects the rate in effect as of the grant date for U.S. treasury securities with a term similar to that of the expected option term referenced above.

Non-vested Stock Awards
     A summary of the status of the Company’s non-vested stock options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Number of	Weighted
	Shares Under	Average
	Outstanding	Grant Date
	Options	Fair Value
Non-vested options at January 1, 2006	270,562	$6.69
Granted	100,000	$33.69
Vested	(92,187)	$6.02
Forfeited	(45,000)	$8.16

Non-vested options at September 30, 2006	233,375	$18.23

     As of September 30, 2006, there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized on a straight-line basis over a remaining weighted-average contractual period of approximately 3.4 years. The total fair value of shares vested during the nine months ended September 30, 2006, was $555,000. Compensation expense recognized related to stock options totaled approximately $200,000 and $457,000, respectively, for the three and nine month periods ended September 30, 2006. For the nine months ended September 30, 2005, the Company recognized approximately $1.8 million in stock option-based compensation expense related to the repurchase of shares underlying certain employee stock options in connection with the Company’s series B preferred stock financing transaction.
Restricted Stock
     Pursuant to a restricted stock agreement dated January 20, 2003, the Company sold the President and Chief Executive Officer of the Company 80,000 shares of common stock in exchange for a promissory note in the amount of $940,800 (“Exchange Proceeds”). Such shares vest ratably over a four-year basis on each anniversary of the original grant date. The underlying restricted stock agreement permits the Company to repurchase a portion of such shares prior to January 20, 2007, in certain circumstances. The agreement also contained a provision allowing the shares to be “put” to the Company in an amount sufficient to retire the entire unpaid principal balance of the promissory note plus accrued interest. On February 4, 2004, the Company amended the restricted stock agreement to remove such “put” right. As a result of this amendment, the Company determined that it would need to recognize approximately $3.2 million in compensation expense on a graded-basis over the four-year vesting period associated with these restricted shares. Additionally, in connection with such amendment, the Company paid a $1.8 million bonus to its Chief Executive Officer as reimbursement of the tax liability associated with such grant.
     As of January 1, 2006, the number of non-vested shares for the aforementioned restricted stock grant totaled 40,000, and the remaining unrecognized compensation cost to be recognized on a graded-basis was approximately $227,000. Compensation expense associated with this restricted stock grant totaled approximately $51,000 and $165,000, respectively, for the three and nine month periods ended September 30, 2006, and approximately $118,000 and $373,000, respectively, for the three and nine month periods ended September 30, 2005. No additional restricted shares were granted or forfeited during these periods. During the three months ended March 31, 2006, an additional 20,000 shares of the restricted stock grant vested. These vested shares had a total fair value of approximately $805,000 (net of the Exchange Proceeds), approximately $741,000 of which had been recognized as compensation expense in previous periods as a result of the graded-basis of amortization utilized by the Company. No additional restricted shares vested during the nine months ended September 30, 2006.
     As of September 30, 2006, there was approximately $62,000 of unrecognized compensation cost associated with the aforementioned restricted stock grant. The majority of this cost is expected to be recognized as compensation expense during the remainder of 2006, as these shares will fully vest in January 2007.
Other Stock-Based Compensation
     In addition to the compensation expense reflected above for the stock options granted during the nine months ended September 30, 2006, the accompanying condensed consolidated financial statements include compensation expense amounts relating to the aforementioned restricted stock grant as well as certain compensatory options that were granted in 2004. Because the Company utilized the prospective method of adoption for SFAS No. 123R, all unvested awards as of January 1, 2006, will continue to be accounted for pursuant to APB No. 25 and SFAS No. 123. Accordingly, the accompanying condensed consolidated statements of operations include approximately $4,000 and $13,000, respectively, in compensation expense for the three and nine month periods ended September 30, 2006, and approximately $12,000 and $37,000 in compensation expense for the three and nine month periods ended September 30, 2005, respectively, associated with such compensatory option grants.

4. Related Party Transactions
     During the three months ended September 30, 2006, the Company repurchased 15,255 shares of the Company’s common stock held by certain of the Company’s executive officers for approximately $1.3 million in proceeds. Such proceeds were primarily utilized by the executive officers to repay certain loans, including all accrued and unpaid interest related thereto, made between such executive officers and the Company in 2003. Such loans were required to be repaid pursuant to SEC rules and regulations prohibiting registrants from having loans with executive officers. This was effective as a result of the successful registration of the Company’s senior subordinated notes with the SEC in September 2006.
5. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ deficit in the accompanying consolidated balance sheets and consists of unrealized gains, net of related income taxes, related to changes in the fair values of the Company’s interest rate swap derivative transactions and the cumulative amount of foreign currency translation adjustments associated with the Company’s foreign operations.
     The following table presents the calculation of comprehensive income (loss) (in thousands), which includes our (i) net loss, (ii) foreign currency translation adjustments, and (iii) unrealized gains (losses) associated with the Company’s interest rate hedging activities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(327)	$(2,864)	$(2,682)	$(849)
Foreign currency translation adjustments	1,706	(1,446)	7,015	(3,876)
Unrealized gains (losses) on interest rate hedges, net of tax	(3,919)	2,179	(439)	3,100

Total comprehensive income (loss)	$(2,540)	$(2,131)	$3,894	$(1,625)

     The following table sets forth the components of accumulated other comprehensive income (loss), net of taxes, as of September 30, 2006 and December 31, 2005 (in thousands):

	Foreign Currency	Unrealized Gains	Accumulated Other
	Translation	on Interest	Comprehensive
	Adjustments	Rate Hedges	Income (Loss)
Balance as of December 31, 2005	$(5,491)	$5,145	$(346)
Current period changes	7,015	(439)	6,576

Balance as of September 30, 2006	$1,524	$4,706	$6,230

     The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested in the foreign countries in which those subsidiaries operate for an indefinite period of time. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts reflected in the tables above.
6. Intangible Assets
Intangible Assets with Indefinite Lives
     The following is a summary of the changes in the carrying amount of the Company’s intangible assets with indefinite lives for the nine months ended September 30, 2006 (in thousands):

	Goodwill	Tradename	Total
Balance as of January 1, 2006	$161,557	$3,671	$165,228
Acquisitions	1,146	—	1,146
Purchase price adjustments	(329)	—	(329)
Foreign currency translation adjustments	5,382	265	5,647

Balance as of September 30, 2006	$167,756	$3,936	$171,692

Intangible Assets with Definite Lives
     The following is a summary of the Company’s intangible assets that are subject to amortization as of September 30, 2006 (in thousands):

	Gross	Accumulated	Net Carrying
	Carrying Amount	Amortization	Amount
Customer contracts and relationships	$81,532	$(29,078)	$52,454
Exclusive license agreements	4,261	(904)	3,357
Non-compete agreements	98	(17)	81
Deferred financing costs	10,990	(2,603)	8,387

Total	$96,881	$(32,602)	$64,279

     The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from three to twelve years for customer contracts and relationships and four to eight years for exclusive license agreements. The Company has also assumed an estimated life of four years for its non-compete agreements. Deferred financing costs are amortized through interest expense over the contractual term of the underlying borrowings utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.
     Amortization of customer contracts and relationships, exclusive license agreements, and non-compete agreements totaled $2.3 million and $2.0 million for the three month periods ended September 30, 2006 and 2005, respectively, and $9.6 million and $5.7 million for the nine month periods ended September 30, 2006 and 2005, respectively. Included in the 2006 year-to-date figure was approximately $2.8 million in additional amortization expense related to the impairment of the intangible asset associated with the acquired BAS Communications, Inc. ATM portfolio. Such impairment relates to a reduction in anticipated future cash flows resulting from a higher than anticipated attrition rate associated with this acquired portfolio.
     Amortization of deferred financing costs and bond discount totaled $0.4 million and $0.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and $1.1 million and $1.6 million for the nine month periods ended September 30, 2006 and 2005, respectively. Additionally, the Company wrote-off approximately $0.5 million in deferred financing costs in February 2006 in connection with certain modifications made to the Company’s existing revolving credit facilities. For the three and nine month periods ended September 30, 2005, the Company wrote-off approximately $4.8 million and $5.0 million, respectively, of deferred financing costs as a result of amendments to its bank credit facility in May 2005 and the repayment of its term loans in August 2005.
     Estimated amortization expense for the Company’s intangible assets with definite lives for the remaining three months of 2006, each of the next five years, and thereafter is as follows (in thousands):

	Customer	Exclusive
	Contracts	License	Non-compete	Deferred
	and Relationships	Agreements	Agreements	Financing Costs	Total
2006	$2,282	$162	$6	$317	$2,767
2007	9,031	636	24	1,309	11,000
2008	9,038	576	24	1,379	11,017
2009	8,697	571	24	1,455	10,747
2010	7,430	475	3	1,133	9,041
2011	5,531	361	—	977	6,869
Thereafter	10,445	576	—	1,817	12,838

Total	$52,454	$3,357	$81	$8,387	$64,279

7. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accounts payable	$14,070	$7,285
Accrued merchant fees	9,116	7,923
Accrued interest	3,261	7,328
Accrued cash management fees	3,117	3,430
Accrued compensation	3,014	1,722
Accrued armored fees	2,964	2,662
Accrued maintenance fees	1,473	1,431
Accrued purchases	420	2,292
Other accrued expenses	7,850	8,365

Total	$45,285	$42,438

8. Long-Term Debt
     The Company’s long-term debt borrowings consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Revolving credit facility	$54,100	$45,800
Senior subordinated notes due August 2013 (net of unamortized discount of $1.2 million and $1.3 million as of September 30, 2006 and December 31, 2005, respectively)	198,750	198,656

Total	$252,850	$244,456

Revolving Credit Facility
     On May 17, 2005, in connection with the acquisition of Bank Machine, the Company replaced its existing bank credit facility with new facilities provided by BNP Paribas and Bank of America, N.A. Such facilities were comprised of (i) a revolving credit facility of up to $100.0 million, (ii) a first lien term facility of up to $125.0 million, and (iii) and a second lien term facility of up to $75.0 million. Borrowings under the facilities were utilized to repay the Company’s existing bank credit facility and to fund the acquisition of Bank Machine. In connection with the issuance of the Company’s senior subordinated notes in August 2005 (as discussed below), the first and second lien term loan facilities were repaid in full, and the revolving credit facility was increased to a maximum borrowing capacity of $150.0 million. As of September 30, 2006, $54.1 million was outstanding under the revolving credit facility. Borrowings under the revolving credit facility bear interest at LIBOR plus 3.25%. Additionally, the Company pays a commitment fee of 0.5% per annum on the unused portion of the revolving credit facility.
     In February 2006, the Company amended the revolving credit facility to remove or modify certain restrictive covenants contained within the facility and to reduce the maximum borrowing capacity from $150.0 million to $125.0 million. As a result of this amendment, the Company recorded a pre-tax charge of approximately $0.5 million associated with the write-off of previously deferred financing costs related to the facility. Additionally, the Company incurred approximately $0.1 million in fees associated with such amendment. Although the maximum borrowing capacity was reduced, the overall effect of the amendment was to increase the Company’s liquidity and financial flexibility through the removal and modification of certain restrictive covenants, as contained in the facility. Such covenants, which were originally structured to accommodate an acquisitive growth strategy, have either been eliminated or modified to reflect a greater focus on the Company’s organic growth initiatives. The primary restrictive covenants within the facility now include (i) limitations on the amount of senior debt that the Company can have outstanding at any given point in time; (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis; (iii) limitations on the amounts of restricted payments that can be made in any given year, including dividends; and (iv) limitations on the amount of capital expenditures that the Company can incur on a rolling 12-month basis. As of September 30, 2006, the Company was in compliance with all applicable covenants and ratios.
Senior Subordinated Notes
     On August 12, 2005, the Company sold $200.0 million in senior subordinated notes (the “Notes”) pursuant to Rule 144A of the Securities Act of 1933. The Notes, which are subordinate to borrowings made under the revolving credit facility, mature in August 2013 and carry a 9.25% coupon with an effective yield of 9.375%. Interest under the Notes is paid semi-annually in arrears on February 15th and August 15th of each year. Net proceeds from the offering, after taking into consideration direct offering costs, totaled approximately $192.0 million. Such proceeds, along with cash on hand and borrowings under the Company’s revolving credit facility, were utilized to repay all of the outstanding borrowings, including accrued but unpaid interest, under the Company’s first and second lien term loan facilities. The Notes, which are guaranteed by the Company’s domestic subsidiaries, contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness and make certain types of restricted payments, including dividends.
     In addition, a provision of the Notes required the Company to either (i) register the Notes with the SEC on or before June 8, 2006 and successfully complete an exchange offer with respect to such Notes within 30 days following such registration or (ii) be subject to higher interest rates on the Notes in subsequent periods. As a result of the Company’s inability to complete the registration of the Notes by the aforementioned deadline, the annual interest rate on the Notes increased from 9.25% to 9.50% on June 8th and further increased to 9.75% on September 7th, as required by the underlying indenture. However, on September 18, 2006, the Notes were successfully registered with the SEC, and on October 18, 2006, the Company successfully completed its exchange offer. Accordingly, on October 19, 2006, the interest rate associated with the Notes reverted back to the 9.25% stated rate. The Company is currently in compliance with all applicable covenants required under the Notes.
9. Other Long-Term Liabilities
     Other long-term liabilities consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Asset retirement obligations	$9,908	$8,339
Deferred revenue	247	1,075
Minority interest in subsidiary	175	25
Other long-term liabilities	4,336	4,954

Total	$14,666	$14,393

10. Asset Retirement Obligations
     The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Asset Retirement Obligations. Asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. The Company is legally required to perform this deinstallation and restoration work. In accordance with SFAS No. 143, for each group of ATMs, the Company recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over the estimated useful lives of the underlying ATMs, and the related liabilities are being accreted to their full value over the same period of time.
     The following table is a summary of the changes in Company’s asset retirement obligation liability for the nine months ended September 30, 2006 (in thousands):

Asset retirement obligation as of January 1, 2006	$8,339
Additional obligations	1,074
Accretion expense	1,186
Payments	(785)
Foreign currency translation adjustments	94

Asset retirement obligation as of September 30, 2006	$9,908

11. Preferred Stock
     On February 10, 2005, the Company issued 894,568 shares of its Series B preferred stock for $75.0 million in proceeds to TA Associates. The net proceeds from the offering were utilized to redeem the Company’s outstanding Series A preferred stock as well as a portion of the Company’s outstanding common stock and vested options. On May 17, 2005, the Company issued an additional 35,221 shares of its Series B preferred stock as partial consideration for the Bank Machine acquisition. Such shares were valued at approximately $3.0 million, consistent with the value per share received in connection with the February 10, 2005 issuance.
     The Series B preferred shareholders have certain preferences to the Company’s common shareholders, including board representation rights and the right to receive their original issue price prior to any distributions being made to the common shareholders as part of a liquidation, dissolution or winding up of the Company. As of September 30, 2006 and December 31, 2005, the liquidation value of the Series B preferred shared totaled $78.0 million. The Series B preferred shares are convertible into the same number of shares of the Company’s common stock, as adjusted for future stock splits and the issuance of dilutive securities. The Series B preferred shares have no stated dividends and are redeemable at the option of a majority of the Series B holders at any time on or after the earlier of (i) December 2013 and (ii) the date that is 123 days after the first day that none of the Company’s 9.25% senior subordinated notes remain outstanding, but in no event earlier than February 2012.
     The carrying value of the Company’s Series B preferred stock was $76.5 million as of September 30, 2006, and has been reflected net of unaccreted issuance costs of approximately $1.5 million. Such issuance costs are being accreted on a straight-line basis through February 2012, which represents the earliest optional redemption date outlined above.
12. Commitments and Contingencies
     As of September 30, 2006, the Company had no material purchase commitments. However, the Company does expect to make capital expenditures to upgrade its ATMs to be both Encrypting PIN Pad and Triple DES compliant over the next two years. The Company currently expects to spend approximately $11.8 million, the majority of which will be spent in 2007, to accomplish the upgrades on all of its company-owned ATMs by the end of next year.
     In addition to the above, the Company may be required to make additional capital expenditures in future periods to comply with anticipated new regulations resulting from the Americans with Disabilities Act (“ADA”) or the outcome of the lawsuit involving the National Federation of the Blind (“NFB”) and the Commonwealth of Massachusetts (described below).
     National Federation of the Blind. In connection with its acquisition of the E*TRADE Access, Inc. (“ETA”) ATM portfolio, the Company assumed ETA’s interests and liability for a lawsuit instituted in the United States District Court for the District of Massachusetts (the “Court”) by the NFB, the NFB’s Massachusetts chapter, and several individual blind persons (collectively, the “Private Plaintiffs”) as well as the Commonwealth of Massachusetts with respect to claims relating to the alleged inaccessibility of ATMs for those persons who are visually-impaired. After the acquisition of the ETA ATM portfolio, the Private Plaintiffs named Cardtronics as a co-defendant with ETA and ETA’s parent, E*Trade Bank, and the scope of the lawsuit has expanded to include both ETA’s ATMs as well as the Company’s pre-existing ATM portfolio.
     In this lawsuit, the Private Plaintiffs have sought to require ETA and Cardtronics to make all of the ATMs “voice-enabled,” or capable of providing audible instructions to a visually-impaired person upon that person inserting a headset plug into an outlet at the ATM. The Court has ruled twice (in February 2005 and February 2006) that the NFB is not entitled to a “voice-enabled” remedy. Nonetheless, in response to an order to describe the relief they seek, the Private Plaintiffs have subsequently stated that they demand either (i) voice-guidance technology on each ATM; (ii) “Braille” instructions on each ATM that allow individuals who are blind to understand every screen (which, we assume, may imply a dynamic Braille pad); or (iii) a telephone on each ATM so the user could speak with a remote operator who can either see the screen on the ATM or can enter information for the user.
     Cardtronics has asserted numerous defenses to the lawsuit. One defense is that, for ATMs owned by third parties, the Company arguably does not have the right to make changes to the ATMs without the consent of the third parties. Another defense is that the ADA arguably does not require the Company to make changes to ATMs if the changes are not feasible or achievable, or if the costs outweigh the benefits. The costs of retrofitting or replacing existing ATMs with voice technology, dynamic Braille keypads, or telephones and interactive data lines would be significant. Additionally, in situations in which the ATMs are owned by third parties and Cardtronics provides processing services, the costs are extremely disproportionate to the Company’s interests in the ATMs.
     Cardtronics has also challenged the Private Plaintiffs’ standing to file this lawsuit. In response to the Company’s challenge, the Private Plaintiffs have requested the Court’s permission to (i) amend their complaint to name additional individual plaintiffs and (ii) certify the lawsuit as a class action under the Federal Rules of Civil Procedure. Briefing on these motions is not complete as of the filing of this report. Cardtronics expects to object to the Private Plaintiffs’ motion, on the grounds that the plaintiffs who initially filed the lawsuit lacked standing and this deficiency arguably cannot be cured by amending the complaint. A hearing on the standing issue has not yet been set but is expected to occur in the first quarter of 2007.
     Accessibility Guidelines under the ADA. Recently proposed Accessibility Guidelines under the ADA would require voice-enabling technology for newly installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. The Company currently estimates that it would cost approximately $1.5 million in capital expenditures to make all of its company-owned ATMs voice-enabled. Although these new rules have not yet been adopted by the Department of Justice, the Company plans to incur most of these costs in 2007 as part of its Triple DES security upgrade efforts.

     Other Matters. In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the United States District Court for the Southern District of New York (the “Federal Action”). The complaint, which was formally served to the Company in September 2006, alleged that Cardtronics had breached an ATM operating agreement between the parties by failing to pay the Customer the proper amount of fees under the agreement. On October 6, 2006, Cardtronics filed a petition in the District Court of Harris County, Texas, seeking a declaratory judgment that Cardtronics had not breached the ATM operating agreement. On October 10, 2006, the Customer filed a second complaint, this time in New York State Supreme Court, alleging the same claims it had alleged in the Federal Action. Subsequently, the Customer dismissed the Federal Action because the federal court did not have subject matter jurisdiction. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. It is the Company’s position that the Customer’s claims in the New York lawsuit are without merit and the Company will move to dismiss those claims at the appropriate time. The Company also believes that it will ultimately prevail upon the merits in this matter, although it gives no assurance as to the final outcome. Furthermore, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on the Company’s financial condition or results of operations.
     The Company is also subject to various legal proceedings and claims arising in the ordinary course of its business. The Company’s management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on the Company’s financial condition or results of operations.
13. Derivative Financial Instruments
     As a result of its variable-rate debt and ATM cash management activities, the Company is exposed to changes in interest rates (LIBOR and TIIE). It is the Company’s policy to limit the variability of a portion of its expected future interest payments as a result of changes in LIBOR by utilizing certain types of derivative financial instruments.
     To meet the above objective, the Company entered into several LIBOR-based interest rate swaps during 2004 and 2005 to fix the interest rate paid on $300.0 million of the Company’s current and anticipated outstanding ATM cash balances in the United States. The effect of such swaps was to fix the interest rate paid on the following notional amounts for the periods identified (in thousands):

	Weighted Average
Notional Amount	Fixed Rate	Period
$300,000	3.82%	October 1, 2006-December 31, 2006
$300,000	3.86%	January 1, 2007-December 31, 2007
$300,000	4.35%	January 1, 2008-December 31, 2008
$200,000	4.36%	January 1, 2009-December 31, 2009
$100,000	4.34%	January 1, 2010-December 31, 2010
     Net amounts paid or received under such swaps are recorded as adjustments to the Company’s “Cost of ATM operating revenues” in the accompanying condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2006 and 2005, there were no gains or losses recorded in the condensed consolidated statements of operations as a result of ineffectiveness associated with the Company’s interest rate swaps.
     The Company’s interest rate swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of the Company’s interest rate swaps have been reported in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. As of September 30, 2006, the unrealized gain on such swaps totaled approximately $4.7 million, net of tax.
     As of September 30, 2006, the Company has not entered into any derivative financial instruments to hedge its variable interest rate exposure in the United Kingdom or Mexico.

14. Segment Information
     During the nine months ended September 30, 2006, and as a result of the Company’s acquisition of a majority interest in Cardtronics Mexico in February 2006, the Company renamed its domestic and international reportable segments to the United States and United Kingdom segments, respectively, and added a third segment, Mexico. All intercompany transactions between the Company’s reportable segments have been eliminated. The following summarizes certain financial data by reportable segment as of September 30, 2006 and December 31, 2005, and for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
United States	$64,392	$63,425	$189,119	$185,443
United Kingdom	11,748	8,309	29,384	13,745
Mexico	271	—	473	—
Intercompany eliminations	(46)	—	(216)	—

Total	$76,365	$71,734	$218,760	$199,188

Income (loss) before income taxes:
United States	$(1,190)	$(5,386)	$(4,702)	$(2,130)
United Kingdom	931	826	1,034	732
Mexico	(159)	—	(215)	—
Intercompany eliminations	31	—	(16)	4

Total	$(387)	$(4,560)	$(3,899)	$(1,394)

Intersegment revenues:
United States	$46	$—	$216	$—

	September 30, 2006	December 31, 2005
Identifiable assets:
United States	$240,550	$240,600
United Kingdom	113,220	103,151
Mexico	1,144	—

Total	$354,914	$343,751

15. New Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on measuring the fair value of assets and liabilities in the financial statements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, this statement will have on its financial statements.
     Evaluation of Prior Period Misstatements in Current Financial Statements. In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how to evaluate the impact of financial statement misstatements from prior periods that have been identified in the current year. The provisions of SAB No. 108 are effective for fiscal years ending on or after November 15, 2006. The Company does not expect this statement to have a material impact on it financial statements.

16. Supplemental Guarantor Financial Information
     The Company’s senior subordinated notes issued in August 2005 are guaranteed on a full and unconditional basis by the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005, and the condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, of (i) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (ii) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (iii) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”) (in thousands):
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$64,392	$12,019	$(46)	$76,365
Operating costs and expenses	311	60,037	10,353	(28)	70,673

Operating income	(311)	4,355	1,666	(18)	5,692
Interest expense, net	2,229	3,187	817	—	6,233
Equity in (earnings) losses of subsidiaries	(1,778)	—	—	1,778	—
Other expense (income), net	—	(184)	78	(48)	(154)

Income (loss) before income taxes	(762)	1,352	771	(1,748)	(387)
Income tax provision (benefit)	(405)	63	282	—	(60)

Net income (loss)	(357)	1,289	489	(1,748)	(327)
Preferred stock dividends and accretion expense	67	—	—	—	67

Net income (loss) available to common stockholders	$(424)	$1,289	$489	$(1,748)	$(394)

	Three Months Ended September 30, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$63,425	$8,309	$—	$71,734
Operating costs and expenses	173	58,445	7,047	—	65,665

Operating income	(173)	4,980	1,262	—	6,069
Interest expense, net	5,193	4,579	422	—	10,194
Equity in (earnings) losses of subsidiaries	(716)	—	—	716	—
Other expense, net	—	420	15	—	435

Income (loss) before income taxes	(4,650)	(19)	825	(716)	(4,560)
Income tax provision (benefit)	(1,786)	(159)	249	—	(1,696)

Net income (loss)	(2,864)	140	576	(716)	(2,864)
Preferred stock dividends and accretion expense	67	—	—	—	67

Net income (loss) available to common stockholders	$(2,931)	$140	$576	$(716)	$(2,931)

Condensed Consolidating Statements of Operations – Continued

	Nine Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$189,119	$29,857	$(216)	$218,760
Operating costs and expenses	796	177,627	26,489	(154)	204,758

Operating income	(796)	11,492	3,368	(62)	14,002
Interest expense, net	6,335	10,018	2,416	—	18,769
Equity in (earnings) losses of subsidiaries	(2,898)	—	—	2,898	—
Other expense (income), net	—	(956)	133	(45)	(868)

Income (loss) before income taxes	(4,233)	2,430	819	(2,915)	(3,899)
Income tax provision (benefit)	(1,568)	37	314	—	(1,217)

Net income (loss)	(2,665)	2,393	505	(2,915)	(2,682)
Preferred stock dividends and accretion expense	199	—	—	—	199

Net income (loss) available to common stockholders	$(2,864)	$2,393	$505	$(2,915)	$(2,881)

	Nine Months Ended September 30, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$185,443	$13,745	$—	$199,188
Operating costs and expenses	2,349	168,871	11,890	(4)	183,106

Operating income	(2,349)	16,572	1,855	4	16,082
Interest expense, net	6,164	9,340	1,090	—	16,594
Equity in (earnings) losses of subsidiaries	(6,909)	—	—	6,909	—
Other expense, net	—	848	34	—	882

Income (loss) before income taxes	(1,604)	6,384	731	(6,905)	(1,394)
Income tax provision (benefit)	(751)	(17)	223	—	(545)

Net income (loss)	(853)	6,401	508	(6,905)	(849)
Preferred stock dividends and accretion expense	1,329	—	—	—	1,329

Net income (loss) available to common stockholders	$(2,182)	$6,401	$508	$(6,905)	$(2,178)

Condensed Consolidating Balance Sheets

	As of September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Assets:
Cash and cash equivalents	$17	$677	$(219)	$—	$475
Receivables, net	1,231	10,868	1,669	(1,313)	12,455
Other current assets	1,465	10,761	6,137	(17)	18,346

Total current assets	2,713	22,306	7,587	(1,330)	31,276
Property and equipment, net	—	61,817	21,188	(170)	82,835
Intangible assets, net	7,206	47,804	13,205	—	68,215
Goodwill	4,287	87,692	75,777	—	167,756
Investments and advances to subsidiaries	70,049	—	81	(70,130)	—
Intercompany receivable	697	2,813	(3,510)	—	—
Prepaid and other assets	208,745	4,795	37	(208,745)	4,832

Total assets	$293,697	$227,227	$114,365	$(280,375)	$354,914

Liabilities and Stockholders’ Deficit:
Current portion of notes payable and capital leases	$—	$—	$145	$—	$145
Current portion of other long-term liabilities	—	2,180	—	—	2,180
Accounts payable and accrued liabilities	4,215	31,318	11,081	(1,329)	45,285

Total current liabilities	4,215	33,498	11,226	(1,329)	47,610
Long-term debt, less current portion	252,850	134,551	74,194	(208,745)	252,850
Other non-current liabilities and minority interest	4,991	14,139	3,755	(72)	22,813

Total liabilities	262,056	182,188	89,175	(210,146)	323,273
Preferred stock	76,528	—	—	—	76,528
Stockholders’ equity (deficit)	(44,887)	45,039	25,190	(70,229)	(44,887)

Total liabilities and stockholders’ deficit	$293,697	$227,227	$114,365	$(280,375)	$354,914

	As of December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Assets:
Cash and cash equivalents	$118	$1,544	$37	$—	$1,699
Receivables, net	2,047	10,706	836	(3,843)	9,746
Other current assets	1,669	4,968	5,691	—	12,328

Total current assets	3,834	17,218	6,564	(3,843)	23,773
Property and equipment, net	—	58,283	15,991	(123)	74,151
Intangible assets, net	10,906	52,243	12,816	—	75,965
Goodwill	5,907	85,122	70,528	—	161,557
Investments and advances to subsidiaries	60,339	—	—	(60,339)	—
Intercompany receivable	487	2,288	(2,775)	—	—
Prepaid and other assets	205,389	8,988	27	(206,099)	8,305

Total assets	$286,862	$224,142	$103,151	$(270,404)	$343,751

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt and notes payable	$—	$42	$3,126	$—	$3,168
Current portion of other long-term liabilities	—	2,251	—	—	2,251
Accounts payable and accrued liabilities	8,650	29,444	8,203	(3,859)	42,438

Total current liabilities	8,650	31,737	11,329	(3,859)	47,857
Long-term debt, less current portion	244,456	139,551	66,548	(206,099)	244,456
Other non-current liabilities and minority interest	6,511	14,629	3,053	—	24,193

Total liabilities	259,617	185,917	80,930	(209,958)	316,506
Preferred stock	76,329	—	—	—	76,329
Stockholders’ equity (deficit)	(49,084)	38,225	22,221	(60,446)	(49,084)

Total liabilities and stockholders’ deficit	$286,862	$224,142	$103,151	$(270,404)	$343,751

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(11,836)	$21,145	$7,558	$—	$16,867

Capital expenditures, net	—	(17,038)	(8,883)	—	(25,921)
Acquisitions, net of cash acquired	(1,039)	27	—	1,000	(12)

Cash flows provided by (used in) investing activities	(1,039)	(17,011)	(8,883)	1,000	(25,933)

Proceeds from issuance of long-term debt	35,300	9,900	—	(14,900)	30,300
Repayments of long-term debt	(22,000)	(14,900)	—	14,900	(22,000)
Issuance of capital stock	—	—	1,000	(1,000)	—
Purchase of treasury stock	(50)	—	—	—	(50)
Other financing activities	(477)	—	—	—	(477)

Cash flows provided by (used in) financing activities	12,773	(5,000)	1,000	(1,000)	7,773

Effect of exchange rate changes	—	—	69	—	69

Decrease in cash and cash equivalents	(102)	(866)	(256)	—	(1,224)
Cash and cash equivalents at beginning of period	118	1,544	37	—	1,699

Cash and cash equivalents at end of period	$16	$678	$(219)	$—	$475

	Nine Months Ended September 30, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Cash flows provided by operating activities	$1,188	$21,472	$6,411	$—	$29,071

Capital expenditures, net	—	(17,862)	(7,569)	—	(25,431)
Acquisitions, net of cash acquired	(25,970)	(17,101)	(88,664)	25,970	(105,765)

Cash flows provided by (used in) investing activities	(25,970)	(34,963)	(96,233)	25,970	(131,196)

Proceeds from issuance of long-term debt	233,635	167,551	65,820	1,988	468,994
Repayments of long-term debt	(202,000)	(153,541)	—	(2,000)	(357,541)
Issuance of preferred stock	73,297	—	—	—	73,297
Redemption of preferred stock	(24,795)	—	—	—	(24,795)
Issuance of capital stock	88	—	25,954	(25,958)	84
Purchase of treasury stock	(46,453)	—	—	—	(46,453)
Other financing activities	(10,059)	(104)	—	—	(10,163)

Cash flows provided by (used in) financing activities	23,713	13,906	91,774	(25,970)	103,423

Effect of exchange rate changes	—	—	(193)	—	(193)

Increase (decrease) in cash and cash equivalents	(1,069)	415	1,759	—	1,105
Cash and cash equivalents at beginning of period	—	1,412	—	—	1,412

Cash and cash equivalents at end of period	$(1,069)	$1,827	$1,759	$—	$2,517

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical statements are considered to be forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by the use of the words “believe”, “expect”, “anticipate”, “will”, “contemplate”, “would” and similar expressions that contemplate future events. Numerous important factors, risks, and uncertainties may affect our operating results, including, without limitation, risks and uncertainties relating to the Company’s reliance on third parties for cash management services; increased regulation and regulatory uncertainty; trends in ATM usage; decreases in the number of ATMs that can be placed with the Company’s top merchants; increased industry competition; the Company’s ability to continue to execute its growth strategies; risks associated with the acquisition of other ATM networks; changes in interest rates; declines in, or system failures that interrupt or delay, ATM transactions; changes in the ATM transaction fees the Company receives; changes in ATM technology; changes in foreign currency rates; and general and economic conditions. Accordingly, our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.
Overview
     Cardtronics operates a network of over 25,000 ATMs operating in all 50 states and within the United Kingdom and Mexico. Our extensive ATM network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally known merchants pursuant to which we operate ATMs in their locations.
     We deploy ATMs under two distinct arrangements with our merchant partners:
•	Company-owned. Under a company-owned arrangement, we own or lease the ATM and are responsible for controlling substantially all aspects of its operation. These responsibilities include what we refer to as first line maintenance, such as replacing paper, clearing paper or bill jams, resetting the ATM and any telecommunications and power issues or other maintenance activities that do not require a trained service technician. We are also responsible for what we refer to as second line maintenance, which are more complex maintenance procedures that require trained service technicians and often involve replacing component parts. In addition to first and second line maintenance, we are responsible for arranging for cash, cash loading, supplies, telecommunications service and all other services required for the operation of the ATM, other than electricity. We typically pay a fee, either periodically, on a per-transaction basis or a combination of both, to the merchant on whose premises the ATM is physically located. We operate a limited number of our company-owned ATMs on a merchant-assisted basis. In these arrangements, we own or lease the ATM and provide all transaction processing services, but the merchant generally is responsible for providing and loading cash for the ATM and first line maintenance. Typically, we deploy ATMs under company-owned arrangements for our national and regional merchant customers, such as Amerada Hess, BP Amoco, Chevron, Costco, CVS Pharmacy, Duane Reade, ExxonMobil, Mills Malls, Sunoco, Target, and Walgreens in the United States, and Alfred Jones, Co-Op, Mitchells & Butlers, the U.K. Post Office, Tates, Tesco, and TM Retail in the United Kingdom. Because company-owned locations are controlled by us, are usually located in major national chains, and are thus more likely candidates for additional sources of revenue such as bank branding, company-owned locations generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of September 30, 2006, we operated approximately 12,700 ATMs under company-owned arrangements.

•	Merchant-owned. Under a merchant-owned arrangement, the merchant owns the ATM and is responsible for its maintenance and most of the operating costs. We typically provide all transaction processing services, 24x7 help desk and technical support, uptime monitoring and, in some cases, retain responsibility for providing and loading cash. We typically operate ATMs with our independent merchant customers under merchant-owned arrangements. A merchant who purchases an ATM from us is typically responsible for providing cash for the ATM and all maintenance. The merchant is also responsible for cash loading, supplies, telecommunication and electrical services. Under these arrangements, we generally retain responsibility for second line maintenance for an additional fee, and we provide all transaction processing services. Because the merchant bears more of the costs associated with operating ATMs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a company-owned arrangement. In a limited number of our merchant-owned arrangements, we have assumed responsibility for providing and loading cash. Accordingly, under these arrangements, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of September 30, 2006, we operated approximately 13,000 ATMs under merchant-owned arrangements.
     In the future, we expect the percentage of our company-owned and merchant-owned arrangements to continue to fluctuate in response to the mix of ATMs we add through organic growth and acquisitions. While we may continue to add merchant-owned ATMs to our network as a result of acquisitions and internal sales efforts, our focus for organic growth will remain on expanding the number of company-owned ATMs in our network.

     In-house processing. In addition to the above, we have recently undertaken an initiative that will allow us to ultimately control the processing of transactions conducted on our network of ATMs. We believe that such move will provide us with the ability to control the content of the information appearing on the screens of our ATMs, which should in turn serve to increase the types of products and services that we will be able to offer to financial institutions. For example, with the ability to control screen flow, we expect to be able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, we expect that this move will provide us with future operational cost savings in terms of lower overall processing costs. As discussed above, our in-house processing efforts are focused on controlling the flow and content of information on the ATM screen; however, we will continue to rely on third party service providers to handle the back-end connections to the electronic funds transfer networks and various fund settlement and reconcilement processes.
Industry Trends
     During the first half of 2005, our total domestic transaction revenues (including surcharge, interchange and branding fees) declined by approximately 2.5% (versus prior year levels) for those ATMs that were transacting throughout the same periods in both years. We attributed such decline to a number of factors, including (i) the increased use of debit cards as a means of payment in certain types of retail establishments, (ii) an increase in free “cash back” point-of-sale transactions, and (iii) increased competition associated with the increased number of off-premise, surcharging ATMs within the United States. However, during the second half of 2005, our total domestic transaction revenues for ATMs that were transacting throughout the same periods in both years increased slightly when compared to the prior year. Furthermore, the positive trend seen during the second half of 2005 has carried over into 2006, with comparable transaction revenues increasing by approximately 1.7% year-over-year. We attribute this recent positive trend to increased revenues associated with our bank and network branding initiatives as well as increased surcharge rates in selected merchant retail locations.
     As discussed above, we believe that the decline in our transaction revenues experienced during the first half of 2005 was due to a number of factors, including the increased use of debit cards as a means of payment. The increased use of debit cards appears to reflect a general payment trend within the United States, with the growth in debit card transactions over the past three years outpacing the growth in all other forms of payment, including checks, cash, and credit cards. At this point, it is unclear if this trend will continue and, if so, whether it will have a continuing impact on our operations, as outlined above.
Recent Events
     Acquisitions. In December 2005, we acquired all of the outstanding shares of ATM National, Inc., the owner and operator of the Allpoint nationwide surcharge-free ATM network. The consideration for such acquisition totaled $4.8 million and was comprised of $2.6 million in cash; 21,111 shares of our common stock; and the assumption of approximately $0.4 million in additional liabilities.
     In February 2006, we acquired a majority ownership stake in CCS Mexico, an independent ATM operator located in Mexico, for approximately $1.0 million in cash consideration and the assumption of approximately $0.4 million in additional liabilities. Additionally, we incurred approximately $0.3 million in transaction costs associated with this acquisition. CCS Mexico, which was renamed Cardtronics Mexico upon the completion of our investment, currently operates approximately 300 surcharging ATMs in selected retail locations throughout Mexico. With Mexico having recently approved surcharging for off-premise ATMs, we anticipate placing additional surcharging ATMs in other retail establishments throughout Mexico as those opportunities arise.
     Financing Transactions. In February 2006, we amended our existing revolving credit facility to remove and modify certain restrictive covenants contained within the facility and to reduce the maximum borrowing capacity from $150.0 million to $125.0 million. Although the maximum borrowing capacity was reduced, the overall effect of the amendment was to increase our liquidity and financial flexibility through the removal and modification of certain restrictive covenants, as contained in the previous revolving credit facility. Such covenants, which were originally structured to accommodate an acquisitive growth strategy, have either been eliminated or modified to reflect a greater focus on our organic growth initiatives. As a result of this amendment, we had $47.6 million in borrowing capacity under the revolving credit facility as of September 30, 2006. Additionally, in connection with this amendment, we recorded a pre-tax charge of approximately $0.5 million associated with the write-off of previously deferred financing costs related to the facility.

     Winn-Dixie Bankruptcy. In February 2005, Winn-Dixie, one of our merchant customers, filed for bankruptcy protection. For the year ended December 31, 2005, Winn-Dixie accounted for approximately 2.0% of our total ATM operating revenues and 1.2% of our total ATM operating gross profits. As part of its bankruptcy restructuring efforts, Winn-Dixie has closed or sold approximately 400 of its stores since early 2005, 378 of which included our ATMs. Accordingly, we have deinstalled the ATMs that were operating in those locations, leaving us with approximately 500 remaining ATM operating locations in Winn-Dixie stores as of September 30, 2006. At this point, we do not believe that the deinstallation of the aforementioned ATMs will have a material impact on our results of operations, financial condition, or liquidity.
     Pursuant to the ATM management agreement that we assumed in connection with acquisition of the Winn-Dixie ATM portfolio in 2003, Winn-Dixie was required to provide us with a rebate for most ATMs that were removed due to its store closures. Additionally, as part of our acquisition agreement with the former owner of the Winn-Dixie ATM portfolio, we were designated as the beneficiary of a letter of credit under which we could make draws in the event Winn-Dixie refused to pay such rebates. As of the date of this filing, we have fully drawn $3.6 million under such letter of credit, and have utilized a portion of the proceeds to help defray a portion of the ongoing lease costs associated with approximately 290 of the ATMs that have been deinstalled, as noted above. Additionally, such proceeds have been utilized to cover the costs associated with removing the aforementioned ATMs from the closed store locations.
     In September 2006, we entered into an amended ATM operating agreement with Winn-Dixie that, among other things, outlined the terms and conditions under which we would continue to operate the 500 ATMs located in the Winn-Dixie store locations that have remained in operation. Although the amended ATM operating agreement had been signed by both parties, such agreement did not become effective until it and Winn-Dixie’s plan of reorganization were approved by the bankruptcy court. On November 9, 2006, the bankruptcy court approved the amended ATM operating agreement and confirmed the plan of reorganization. The order approving the plan, absent any appeals, becomes final on November 19, 2006. We expect that the amended contract will allow for us to continue operating the aforementioned ATMs under terms and conditions that are no less favorable than the terms and conditions of our previous ATM operating agreement with Winn-Dixie. Accordingly, we would not expect to see a decline in our gross profits associated with the Winn-Dixie relationship and do not believe that we would be required to record an impairment charge related to the existing tangible and intangible assets associated with such agreement, which amounts totaled approximately $3.0 million as of September 30, 2006. However, if an appeal is filed and if the ATM operating agreement is amended to reflect less favorable economic terms and conditions, our future revenues and gross profits may decline and we may be required to record an impairment charge related to the tangible and intangible assets associated with the current Winn-Dixie agreement.
     In addition to the above, the terms and conditions of the amended ATM operating agreement provide for Winn-Dixie to pay certain consideration in satisfaction of the rebate amounts owed to us pursuant to the existing ATM operating agreement. Such consideration is to be comprised of a $1.0 million cash payment and post-bankruptcy equity securities issued by Winn-Dixie, the value of which will be determined by the market price of the related securities upon the date of distribution. At this point, we are still ascertaining how these and other amounts related to the existing Winn-Dixie contract, including the remaining unrecognized letter-of-credit proceeds and certain operating accruals related to such agreement, will be reflected in our consolidated financial statements.
     In a related matter, on October 31, 2006, we entered into an agreement to purchase approximately 787 ATMs that are currently (or formerly) located in Winn-Dixie store locations operated by us under a lease with Fleetwood Financial. The purchase price, which totaled approximately $1.6 million, absolves us of any remaining obligations under the aforementioned lease agreement and will provide us with additional flexibility with respect to the timing of our Triple DES compliance upgrades for such ATMs. Reference is made to the “Liquidity and Capital Resources” section below for more information on our Triple DES compliance efforts.
     Customer Contract Cancellations. In March and April 2006, we received notice from two of our customers that such customers would not be renewing their contracts with us. On a combined basis, these customer contracts, one of which expired in August 2006 and the other which is scheduled to expire in April 2007, accounted for approximately 3.1% of our total revenues and 4.3% of our total gross profits for the year ended December 31, 2005. Additionally, we received a $1.1 million early termination payment from one of the customers in May 2006 related to a portion of the installed ATM base that was deinstalled prior to the scheduled contract termination date. Such amount has been reflected as other income in the accompanying condensed consolidated statements of operations. We do not believe that the cancellation of these contracts will have a material adverse impact on our results of operations, financial condition or liquidity.

     Merchant-owned Account Attrition. In general, we have experienced nominal turnover among our customers with whom we typically enter into company-owned arrangements and have been very successful in negotiating contract renewals with such customers. Conversely, we have experienced a higher turnover rate among our smaller merchant-owned customers. Specifically, for the nine months ended September 30, 2006, the net attrition in our domestic merchant-owned account base totaled 5.6%. Much of this attrition is due to an internal initiative launched by us earlier in the year to aggressively identify, restructure or eliminate certain underperforming merchant-owned accounts; however, an additional driver of this attrition is local and regional independent ATM service organizations that are targeting our smaller merchant-owned accounts upon the termination of the merchants’ contracts with us, or upon a change in the merchants’ ownership, which can be a common occurrence. Accordingly, we have recently launched another internal initiative to identify and retain those merchant-owned accounts where we believe it makes economic sense to do so. At this point, we cannot accurately predict what the results will be of these recently initiated retention efforts or whether such efforts will be successful in reducing the aforementioned attrition rate. Furthermore, because of our efforts to eliminate certain underperforming accounts, we may continue to experience the aforementioned downward trend in our merchant-owned account base for the foreseeable future.
Critical Accounting Policies
     The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we make and evaluate such estimates and judgments, including, but not limited to, those related to the valuation of goodwill and intangible assets, the valuation of long-lived assets, the accounting for and reporting of income taxes, and the accounting for and reporting of stock-based compensation programs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about amounts and timing of revenues and expenses, the carrying values of assets and the recorded amounts of liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. The significant accounting policies and estimates described here are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain.
     Goodwill and intangible assets. We have accounted for the E*TRADE Access, Bank Machine, and ATM National, Inc. acquisitions as business combinations pursuant to SFAS No. 141, Business Combinations. Additionally, we have applied the concepts of SFAS No. 141 to our purchase of a majority interest in CCS Mexico. Accordingly, the amounts paid for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. As part of the purchase price allocation process for such acquisitions, we engaged outside appraisal firms to help determine the fair values of the tangible and intangible assets acquired, excluding goodwill. Intangible assets that met the criteria established by SFAS No. 141 for recognition apart from goodwill included the acquired ATM operating agreements and related customer relationships, the Bank Machine and Allpoint (via the ATM National, Inc. acquisition) trade names, and the non-compete agreements associated with the CCS Mexico acquisition. The outside appraisal firms utilized commonly accepted valuation methodologies to determine the fair values of the aforementioned intangible assets, including the discounted cash flow approach for the acquired customer related intangible assets and the relief from royalty approach for the acquired trade names.
     The excess of the cost of the aforementioned acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed has been reflected as goodwill in our consolidated financial statements. The purchase price allocation for the CCS Mexico acquisition is still considered to be preliminary pending the completion of our valuation efforts.
     As of September 30, 2006, our goodwill balance totaled $167.8 million, $85.1 million of which related to our acquisition of E*TRADE Access and $78.1 million of which related to our acquisition of Bank Machine. The remaining balance is comprised of goodwill related to our acquisition of ATM National Inc. and our purchase of a majority interest in CCS Mexico. Intangible assets, net, totaled $68.2 million as of September 30, 2006, and included the intangible assets described above, as well as deferred financing costs and exclusive license agreements.
     SFAS No. 142, Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should be amortized over their estimated useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Furthermore, SFAS No. 142 exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future.

     We evaluate the recoverability of our goodwill and non-amortized intangible assets by estimating the future discounted cash flows of the reporting units to which the goodwill and non-amortized intangible assets relate. We use discount rates corresponding to our cost of capital, risk adjusted as appropriate, to determine such discounted cash flows, and consider current and anticipated business trends, prospects and other market and economic conditions when performing our evaluations. Such evaluations are performed at minimum on an annual basis, or more frequently based on the occurrence of events that might indicate a potential impairment. Such events include, but are not limited to, items such as the loss of a significant contract or a material change in the terms or conditions of a significant contract.
     Valuation of long-lived assets. We place significant value on the installed ATMs that we own and manage in merchant locations and the related acquired merchant contracts/relationships. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased contract intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We test our acquired merchant contract/relationship intangible assets for impairment, along with the related ATMs, on an individual contract/relationship basis for our significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships. In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition, (ii) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new branding arrangements, and (iii) estimates regarding our ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract or relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. We recorded approximately $2.8 million and $1.2 million in additional amortization expense for the nine months ended September 30, 2006 and for the year ended December 31, 2005, respectively, related to the impairment of certain previously acquired merchant contract/relationship intangible assets associated with our domestic reporting segment.
     Income taxes. Income tax provisions are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and income before income taxes and between the tax basis of assets and liabilities and their reported amounts in our financial statements. We include deferred tax assets and liabilities in our financial statements at currently enacted income tax rates. As changes in tax laws or rates are enacted, we adjust our deferred tax assets and liabilities through income tax provisions. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences. If we do not generate future taxable income, we will not realize these tax assets and the write-off of those assets will adversely affect our results.
     Stock-based compensation. In addition to the above critical accounting policies that were in place for the year ended December 31, 2005, we are also now required to make certain estimates and judgments with respect to our share-based compensation programs as a result of our adoption of SFAS No. 123R, Share-Based Payment, effective January 1, 2006. Such standard requires that we record compensation expense for all share-based awards based on the grant-date fair value of those awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including (i) the number of awards that may ultimately be forfeited by the recipients, (ii) the expected term of the underlying awards, and (iii) the future volatility associated with the price of our common equity. Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 3 to our condensed consolidated financial statements included elsewhere herein.

Results of Operations
     The following table sets forth our statement of operations information as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
ATM operating revenues	95.4%	97.0%	95.8%	96.3%
ATM product sales and other revenues	4.6	3.0	4.2	3.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues	71.1	74.7	71.9	74.7
Cost of ATM product sales and other revenues	4.1	3.0	3.7	3.5

Total cost of revenues	75.2	77.7	75.6	78.2

Gross profit	24.8	22.3	24.4	21.8
Operating expenses:
Selling, general and administrative expenses	7.6	6.3	7.2	6.6
Depreciation and accretion expense	6.8	4.7	6.4	4.3
Amortization expense	3.0	2.8	4.4	2.9

Total operating expenses	17.4	13.8	18.0	13.8

Income from operations	7.4	8.5	6.4	8.0
Other (income) expense:
Interest expense, net	8.2	14.2	8.6	8.3
Minority interest in subsidiary	(0.1)	—	(0.1)	—
Other	(0.2)	0.7	(0.3)	0.4

Total other expense	7.9	14.9	8.2	8.7

Loss before income taxes	(0.5)	(6.4)	(1.8)	(0.7)
Income tax benefit	(0.1)	(2.4)	(0.6)	(0.3)

Net loss	(0.4)%	(4.0)%	(1.2)%	(0.4)%

     Key Operating Metrics
     The following table sets forth information regarding key measures we rely on to gauge our operating performance, including total withdrawal transactions, withdrawal transactions per ATM and gross profit and gross profit margin per withdrawal transaction for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average number of transacting ATMs	25,726	26,379	25,913	26,086
Total transactions (in thousands)	44,736	42,202	128,518	115,152
Monthly total transactions per ATM	580	533	551	490
Total withdrawal transactions (in thousands)	32,241	31,620	93,735	88,221
Monthly withdrawal transactions per ATM	418	400	402	376
Per withdrawal transaction:
Total transaction revenues	$2.26	$2.20	$2.24	$2.17
Cost of transaction revenues	1.68	1.69	1.68	1.68

Transaction gross profit (1)	$0.58	$0.51	$0.56	$0.49

Transaction gross profit margin (2)	25.7%	23.2%	25.0%	22.6%

(1)	Transaction gross profit is a measure of profitability that uses only the revenue and expenses that are transaction based. The revenue and expenses from ATM equipment sales and other ATM-related services are not included.

(2)	The increase in transaction gross profit margins in 2006 when compared to 2005 is due to the increases in revenues associated with the Company’s bank and network branding initiatives, increased surcharge rates in selected merchant retail locations, and higher gross profit margins associated with our United Kingdom portfolio of ATMs (which was acquired in May 2005).

Revenues

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
ATM operating revenues	$72,887	$69,603	4.7%	$209,542	$191,731	9.3%
ATM product sales and other revenues	3,478	2,131	63.2%	9,218	7,457	23.6%

Total revenues	$76,365	$71,734	6.5%	$218,760	$199,188	9.8%

     ATM Operating Revenues. For the three months ended September 30, 2006, the increase in ATM operating revenues was primarily attributable to our United Kingdom operations. Specifically, as a result of additional ATM deployments and higher withdrawal transactions per ATM, surcharge and interchange revenues from our United Kingdom operations increased nearly $3.5 million, or 42.3%, from prior year levels. Partially offsetting this increase was a decrease in our domestic ATM operating revenues, as higher bank and network branding revenues were slightly more than offset by declines in surcharge and interchange revenues resulting from a decrease in the number of merchant-owned ATMs under contract.
     For the nine months ended September 30, 2006, the increase in ATM operating revenues was also driven by higher surcharge and interchange revenues from our United Kingdom operations, which increased nearly $15.6 million, or 114.1% from prior year levels. As noted above, such increase was due to the deployment of additional ATMs during the past year and higher per ATM withdrawal transactions. Additionally, the 2005 year-to-date results only reflect five months’ worth of revenues from our United Kingdom operations as the acquisition of Bank Machine occurred in May of that year. Also contributing to the year-to-date increase were higher ATM operating revenues from our domestic operations, which increased by approximately $1.9 million, or 1.1%, primarily due to higher bank and network branding revenues.
     ATM Product Sales and Other Revenues. ATM product sales and other revenues for the three and nine month periods ended September 30, 2006, increased approximately 63.2% and 23.6% when compared to the same periods in 2005. Such increases were primarily due to higher service call income resulting from Triple DES security upgrades performed in the United States, higher year-over-year equipment and value-added reseller (“VAR”) program sales, and higher non-transaction based fees associated with our domestic network branding program.
Cost of Revenues and Gross Margins

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Cost of ATM operating revenues	$54,280	$53,612	1.2%	$157,225	$148,699	5.7%
Cost of ATM product sales and other revenues	3,105	2,173	42.9%	8,142	6,976	16.7%

Total cost of revenues	$57,385	$55,785	2.9%	$165,367	$155,675	6.2%

ATM operating revenues gross margin	25.5%	23.0%		25.0%	22.4%
ATM product sales and other revenues gross margin	10.7%	(2.0)%		11.7%	6.5%
Total gross margin	24.9%	22.2%		24.4%	21.8%
     Cost of ATM Operating Revenues. For the three months ended September 30, 2006, the slight increase in cost of ATM operating revenues was driven by our United Kingdom operations, which experienced a $2.4 million, or 45.9%, increase in such costs from prior year levels. This increase, which was due to higher merchant payments and increased ATM cash costs, was a result of the aforementioned increased number of ATM merchant locations in the United Kingdom. In the United States, the cost of ATM operating revenues for the three months ended September 30, 2006, declined by $1.9 million, or 3.8% when compared to the same period in 2005. Such decline was primarily due to lower merchant fees resulting from the aforementioned year-over-year decline in domestic surcharge revenues. Additionally, ATM cash costs declined due to a concerted effort on our part to lower the average amount of cash outstanding in our ATMs relative to past periods.
     For the nine months ended September 30, 2006, the increase in cost of ATM operating revenues was primarily driven by our United Kingdom operations, which experienced a $10.8 million, or 125.1%, increase in such costs from prior year levels. This increase was primarily due to the fact that the year-to-date 2005 results reflect only five months’ worth of operating results from the acquired Bank Machine operations, as previously noted. In the United States, ATM operating costs for the nine months ended September 30, 2006, declined by approximately $2.5 million, or 1.8%, when compared to the prior year, primarily as a result of lower merchant fees and maintenance costs, which were partially offset by higher ATM cash and communications costs.

     Cost of ATM Product Sales and Other Revenues. The cost of ATM product sales and other revenues for the three and nine month periods ended September 30, 2006, increased by approximately 42.9% and 16.7%, respectively, when compared to the same periods in 2005. Such increases were primarily due to higher service call expenses resulting from Triple DES security upgrades performed in the United States as well as higher year-over-year costs associated with equipment sold under our VAR program with NCR.
     Gross Margin. The total gross margins earned for the three and nine month periods ended September 30, 2006, were 24.9% and 24.4%, respectively, compared to the total gross margins of 22.2% and 21.8% achieved during the same periods in 2005. Such increases were primarily due to a greater percentage of our gross profit being generated by our United Kingdom operations, which typically earn higher overall ATM operating margins than our domestic ATM operations. Additionally, our year-to-date results in 2006 reflect nine months of operating results from our United Kingdom operations compared to only five months of operating results reflected in 2005. Also contributing to the higher margins in both the three and nine months ended September 30, 2006, were increased bank and network branding revenues from our domestic operations as well as increased service call revenues resulting from Triple DES security upgrades and the aforementioned non-transaction based services that are provided as part of our network branding operations.
Selling, General and Administrative Expense

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Selling, general and administrative expenses	$5,571	$4,381	27.2%	$15,109	$11,142	35.6%
Stock-based compensation	240	131	83.2%	600	2,070	(71.0)%

Total selling, general and administrative expense	$5,811	$4,512	28.8%	$15,709	$13,212	18.9%

Percentage of revenues:
Selling, general and administrative expenses	7.3%	6.1%		6.9%	5.6%
Stock-based compensation	0.3	0.2		0.3	1.0

Total selling, general and administrative expense	7.6%	6.3%		7.2%	6.6%

     Selling, General and Administrative Expenses. For the three months ended September 30, 2006, our selling, general and administrative expenses, excluding stock-based compensation, increased by 27.2% when compared to the same period in 2005. Such increase was attributable to higher costs associated with our domestic operations, which increased $1.1 million, or 32.7%, primarily due to higher employee-related costs and higher accounting, legal, and professional fees resulting from our past growth. In the United Kingdom, selling, general and administrative expenses for the three months ended September 30, 2006, declined slightly when compared to the same period in the prior year as a result of certain cost savings that were implemented subsequent to the May 2005 acquisition date.
     For the nine months ended September 30, 2006, selling, general and administrative expenses, excluding stock-based compensation, increased 35.6%, primarily due to higher costs associated with our United States operations. Such increase, which totaled $2.8 million or 29.8%, was due to the same factors that contributed to the quarterly year-over-year increase noted above. Additionally, year-to-date selling, general and administrative expense in our United Kingdom operations increased by $0.8 million, or 47.7%, due to the fact that the 2005 results included only five months of operating results from Bank Machine. However, such increase was offset somewhat by the aforementioned cost savings. Finally, our Mexico operations, which were acquired in February 2006, contributed approximately $0.3 million to the year-over-year variance.
     Stock-based Compensation. Stock-based compensation for the three months ended September 30, 2006, increased by 83.2% when compared to the same period in 2005. Such increase was primarily due to the additional stock-compensation expense recorded in 2006 as a result of our adoption of SFAS No. 123R effective January 1, 2006. For the nine months ended September 30, 2006, stock-based compensation decreased by 71.0% when compared to the same period in prior year. Such decrease was primarily due to an additional $1.7 million in stock-based compensation recognized during the 2005 period related to the repurchase of shares underlying certain employee stock options in connection with our Series B preferred stock financing transaction. See Note 3 in the accompanying condensed consolidated financial statements for additional information regarding the Company’s stock-based compensation.

     We expect that our selling, general and administrative expense will increase slightly in the future due to higher accounting, legal, and professional fees resulting from our becoming subject to the reporting requirements of the SEC, including those under the Sarbanes-Oxley Act of 2002.
Depreciation and Accretion Expense

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Depreciation and accretion expense	$5,214	$3,388	53.9%	$14,072	$8,530	65.0%

Percentage of revenues	6.8%	4.7%		6.4%	4.3%
     For the three and nine month periods ended September 30, 2006, depreciation and accretion expense increased by 53.9% and 65.0%, respectively, when compared to the same periods in 2005. The quarterly increase was primarily driven by a $1.4 million, or 52.8%, increase in depreciation and accretion expense associated with our domestic operations and a $0.4 million, or 56.5%, increase in depreciation and accretion expense associated with our United Kingdom operations. The quarterly year-over-year increase in both our United States and United Kingdom segments was primarily due to the deployment of additional ATMs under company-owned arrangements during the latter part of 2005 and 2006. Additionally, the quarterly results for our United States operations reflected the acceleration of depreciation for certain ATMs that were deinstalled early as a result of contract terminations as well as certain ATMs that are expected to be replaced sooner than originally anticipated as part of our Triple DES security upgrade process. Finally, the Company also recorded additional accretion expense in 2006 related to our asset retirement obligations during the period. The year-to-date increase in depreciation and accretion expense was driven by the same factors that gave rise to the quarterly year-over-year variance as well as the fact that the 2005 year-to-date results for our United Kingdom operations only reflect five months of operating results. See the “Liquidity and Capital Resources” section for additional information on our capital expenditures program.
     In the future, we expect that our depreciation and accretion expense will grow in proportion to the increase in the number of ATMs we own and deploy throughout our company-owned portfolio.
Amortization Expense

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Amortization expense	$2,263	$1,980	14.3%	$9,610	$5,689	68.9%

Percentage of revenues	3.0%	2.8%		4.4%	2.9%
     For the three and nine month periods ended September 30, 2006, amortization expense, which is primarily comprised of amortization of intangible merchant contracts and relationships associated with our past acquisitions, increased by 14.3% and 68.9%, respectively, when compared to the same periods in 2005. The quarterly year-over-year increase was primarily driven by a $0.2 million, or 199.0%, increase associated with our United Kingdom operations. This increase relates to additional contract-based intangible assets, which are being amortized over the lives of the underlying contracts. The year-to-date increase in amortization expense was primarily attributable to a $2.8 million impairment charge recorded during the first quarter of 2006 related to the BAS Communications, Inc. (“BASC”) ATM portfolio and the fact that the 2005 year-to-date results only reflect five months of results from operations in the United Kingdom. The BASC impairment charge reflects a reduction in anticipated future cash flows resulting primarily from a higher than planned attrition rate associated with this acquired portfolio. Additionally, the 2005 year-to-date results only include seven and five months’ worth of amortization expense, respectively, related to the BASC and Neo Concepts, Inc. acquisitions.

Interest Expense, Net

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Interest expense, net	$5,871	$4,741	23.8%	$17,193	$10,010	71.8%
Amortization and write-off of financing costs and bond discount	362	5,453	(93.4)%	1,576	6,584	(76.1)%

Total interest expense, net	$6,233	$10,194	(38.9)%	$18,769	$16,594	13.1%

Percentage of revenues	8.2%	14.2%		8.6%	8.3%
     Interest Expense, Net. For the three and nine month periods ended September 30, 2006, interest expense, excluding the amortization and write-off of financing costs and bond discount, increased by 23.8% and 71.8%, respectively, when compared to the same periods in 2005. Both the quarterly and year-to-date increases were due to (i) the additional borrowings made under our bank credit facilities in May 2005 to finance the Bank Machine acquisition, and (ii) the incremental interest expense associated with our senior subordinated notes offering in August 2005. Additionally, as a result of our inability to register our senior subordinated notes with the SEC and complete the related exchange offer within the time periods outlined in the indenture governing such notes, the annual interest rate on the notes increased from 9.25% to 9.50% in June 2006, further contributing to the year-over-year increases. Such rate was increased further to 9.75% in September 2006, pursuant to the terms of the underlying indenture, before reverting back to the 9.25% stated rate in October 2006 upon the successful completion of our exchange offer. Finally, the year-over-year increase in interest expense for the three and nine month periods ended September 30, 2006, was also impacted by an overall increase in the level of floating interest rates paid under our revolving credit facility.
     Amortization and Write-off of Financing Costs and Bond Discount. For the three and nine month periods ended September 30, 2006, expenses related to the amortization and write-off of financing costs and bond discount decreased 93.4% and 76.1%, respectively, when compared to the same periods in 2005. The increased expenses for the three and nine month periods ended September 30, 2005, were due to the write-offs of approximately $4.8 million and $5.0 million, respectively, of deferred financing costs as a result of amendments to our bank credit facility in May 2005 and the repayment of our term loans in August 2005. During the nine months ended September 30, 2006, the Company wrote-off approximately $0.5 million in deferred financing costs in connection with certain modifications made to the Company’s existing revolving credit facilities in February 2006.
Other (Income) Expense

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Other (income) expense	$(83)	$435	(119.1)%	$(740)	$867	(185.4)%

Percentage of revenues	(0.2)%	0.7%		(0.3)%	0.4%
     For the three months ended September 30, 2006, the $0.08 million of other income was primarily due to a $0.5 million payment received in August 2006 from one of our customers related to the sale of a number of its stores to another party, partially offset by the loss associated with the disposal of ATMs during the quarter. For the nine months ended September 30, 2006, the $0.7 million of other income was primarily the result of a $1.1 million contract termination payment received in May 2006 and the $0.5 million aforementioned payment received in August 2006. These payments were partially offset by losses related to the disposal of ATMs.
Income Tax Benefit

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Income tax benefit	$(60)	$(1,696)	(96.5)%	$(1,217)	$(545)	123.3%

Effective tax rate	15.5%	37.2%		31.2%	39.1%
     As indicated in the table above, our income tax benefit decreased by 96.5% for the three months ended September 30, 2006, when compared to the same period in 2005. For the nine months ended September 30, 2006, the year-over-year increase was 123.3%. On an absolute basis, these changes were driven by corresponding changes in our pre-tax loss levels for each period. The low effective tax rate experienced during the most recent quarterly period is due to the relative mix of pre-tax income and loss amounts in our domestic and foreign jurisdictions and the fact that we are not currently recognizing any tax benefits related to our Mexico operations. While we expect that our effective tax rate will remain relatively consistent in future periods, such rate could vary from quarter to quarter, as noted above, depending on the mix of pre-tax income and loss amounts generated in our domestic and foreign tax jurisdictions.

Liquidity and Capital Resources
     Overview
     As of September 30, 2006, we had approximately $0.5 million in cash and cash equivalents on hand and approximately $253.0 million in outstanding long-term debt, notes payable and capital lease obligations.
     We have historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, private placements of equity securities, and the sale of bonds. We have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we typically collect our cash on a daily basis and are not required to pay our vendors until 30 days after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a very small cash balance on our books.
     Operating Activities
     Net cash provided by operating activities totaled $16.9 million for the nine months ended September 30, 2006, down from the $29.1 million provided by operating activities during the same period in 2005. Such decrease was primarily attributable to the payment of an additional $14.1 million in interest costs in 2006, primarily as a result of the issuance of our senior subordinated in August 2005 and the timing of the related interest payments. This additional interest cost was offset somewhat by the $1.8 million of incremental operating cash flows generated by our United Kingdom operations in 2006 compared to 2005.
     Investing Activities
     Net cash used in investing activities totaled $25.9 million for the nine months ended September 30, 2006, compared to $131.2 million for the same period in 2005. The significant year-over-year decrease was driven by the $105.8 million in cash that was expended to fund the Bank Machine, BASC, and Neo Concepts, Inc. acquisitions during the first nine months of 2005.
     Payments made for capital expenditures totaled $24.2 million and $24.5 million, respectively, for the nine months ended September 30, 2006 and 2005. Additionally, exclusive license payments totaling $1.8 million and $1.0 million were made in 2006 and 2005. Though we will continue to evaluate opportunities to acquire additional ATM networks, we currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects as opposed to acquisitions, including the purchasing of ATMs for existing as well as new ATM management agreements. However, we continually evaluate opportunities to acquire additional ATM networks. We currently expect that our capital expenditures for the remainder of 2006 will be in the range of approximately $7.0 million to $9.0 million, the majority of which will be utilized to purchase additional ATMs for our company-owned accounts. We expect such expenditures to be funded with cash generated from our operations, supplemented by borrowings under our revolving credit facility when needed.
     In addition to the above, we expect to make capital expenditures to upgrade our ATMs to be both Encrypting PIN Pad (“EPP”) and Triple DES compliant over the next two years. To accomplish these upgrades on all of our company-owned ATMs by the end of 2007, we currently expect to spend approximately $11.8 million, the majority of which will be spent in 2007. We believe this time frame will be acceptable to the major processing networks. However, if we must accelerate our upgrade schedule, we would also be required to significantly accelerate our capital expenditures with respect to these upgrades. We currently expect that the majority of our capital expenditure needs will be funded with cash generated from our operations, supplemented by borrowings under our revolving credit facility when needed.
     Finally, we may be required to make additional capital expenditures in future periods to comply with anticipated new regulations resulting from the Americans with Disabilities Act (“ADA”). Furthermore, in connection with our E*TRADE Access acquisition, we assumed responsibility for the outcome of a lawsuit instituted in Massachusetts Federal District Court by the National Federation of the Blind and the Commonwealth of Massachusetts. In this lawsuit, the plaintiffs initially sought to require E*TRADE Access to make all of the ATMs in its network “voice-enabled,” or capable of providing audible instructions to a visually-impaired person upon that person inserting a headset plug into an outlet at the ATM. We acknowledge that recently proposed accessibility guidelines under the ADA would require “voice-enabling” technology for newly installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. We currently estimate that it would cost approximately $1.5 million in capital expenditures to make all of our company-owned ATMs voice-enabled. Although these new rules have not yet been adopted by the Department of Justice, we plan to incur most of these costs in 2007 as part of our Triple DES security upgrade efforts.

     Financing Activities
     Net cash provided by financing activities totaled $7.8 million for the nine months ended September 30, 2006, compared to $103.4 million during the same period in 2005. The higher amount in 2005 was due to incremental borrowings that were made to fund the Bank Machine, BASC, and Neo Concepts, Inc. acquisitions, as previously discussed. Additionally, in 2005 we issued $75.0 million worth of Series B preferred stock to a new investor, TA Associates. The net proceeds from such offering were utilized to redeem our existing Series A preferred stock, including all accrued and unpaid dividends related thereto and to redeem approximately 24% of our outstanding common stock and vested options.
     As of September 30, 2006, we had approximately $253.0 million in outstanding long-term debt, notes payable, and capital lease obligations, which was comprised of (i) approximately $198.8 million (net of discount of $1.2 million) of senior subordinated notes due August 2013, (ii) approximately $54.1 million in borrowings under our existing revolving and swing line credit facilities, and (iii) approximately $0.1 million in notes payable and capital lease obligations. The notes payable and capital lease obligations are expected to be repaid in full within the next 12 months. Interest payments associated with the senior subordinated notes total $18.5 million on an annual basis and are due in semi-annual installments of $9.25 million in February and August of each year. However, as previously discussed, such interest payments were higher during the second and third quarters of 2006 as we finalized the SEC registration and exchange of such notes. Amounts outstanding under the revolving credit facility are not due until the facility’s maturity date in May 2010. Interest payments associated with such borrowings are due monthly, quarterly or annually, depending on the types of borrowings made under the facility.
     In February 2006, we amended our revolving credit facility to remove or modify certain restrictive covenants contained within the facility and to reduce the maximum borrowing capacity from $150.0 million to $125.0 million. We recorded a pre-tax charge of approximately $0.5 million associated with the write-off of previously deferred financing costs related to the facility as a result of this amendment. Although the maximum borrowing capacity was reduced, the overall effect of the amendment was to increase our liquidity and financial flexibility through the removal and modification of certain restrictive covenants, as contained in the facility. As of September 30, 2006, we had the ability to borrow an additional $47.6 million under the facility based on the covenants contained in such facility.
     In addition to the above domestic credit facility, Bank Machine has a £2.0 million unsecured overdraft and borrowing facility that expires in July 2007. Such facility, which bears interest at 1.75% over the bank’s base rate (currently 5.0%), is utilized for general corporate purposes for our United Kingdom operations. No borrowings were outstanding under such facility as of September 30, 2006. However, Bank Machine has posted a £275,000 bond under such facility, which reduces the amount available for future borrowings under the facility to £1.725 million.
     We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. However, although we believe that we have sufficient flexibility under our current revolving credit facility to pursue and finance our expansion plans, such facility does contain certain covenants, including a covenant that limits the ratio of outstanding senior debt to EBITDA (as defined in the facility), that could preclude us from drawing down the full amount currently available for borrowing under such facility. Accordingly, if we expand faster than planned, need to respond to competitive pressures, or acquire additional ATM networks, we may be required to seek additional sources of financing. Such sources may come through the sale of equity or debt securities. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If future financing sources are not available or are not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities, or remaining competitive in our industry.
New Accounting Standards
     Share-Based Payment. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123. SFAS No. 123R eliminates the intrinsic value method of accounting for stock-based compensation, as previously allowed under APB No. 25, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of such awards on their grant date (with limited exceptions). See Note 3 in the accompanying condensed consolidated financial statements for additional information with respect to the adoption of SFAS No. 123R and the impact such adoption had on our financial results for the nine months ended September 30, 2006.
     Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on our financial statements.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on measuring the fair value of assets and liabilities in the financial statements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, this statement will have on its financial statements.
     Evaluation of Prior Period Misstatements in Current Financial Statements. In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how to evaluate the impact of financial statement misstatements from prior periods that have been identified in the current year. The provisions of SAB No. 108 are effective for fiscal years ending on or after November 15, 2006. The Company does not expect this statement to have a material effect on it financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Market Risk
     Interest Rate Risk
     Our interest expense and our cash rental expense are sensitive to changes in the general level of interest rates in the United States, the United Kingdom, and Mexico, particularly because a substantial portion of our indebtedness accrues interest at floating rates and our ATM cash rental expense is based on market rates of interest. Our outstanding vault cash, which represents the cash we rent and place in our ATMs in cases where the merchant does not provide the cash, totaled approximately $345.6 million in the United States, $85.8 million in the United Kingdom, and approximately $2.1 million in Mexico as of September 30, 2006. We pay a monthly fee on the average amount outstanding to our primary vault cash providers in the United States and the United Kingdom under a formula based on the London Interbank Offered Rate, or LIBOR. Additionally, in Mexico, we pay a monthly fee to our vault cash provider there under a formula based on the Mexican Interbank Rate, or TIIE.
     We have entered into a number of interest rate swaps to fix the rate of interest we pay on $300.0 million of our current and anticipated outstanding domestic vault cash balances through December 31, 2008, $200.0 million through December 31, 2009, and $100.0 million through December 31, 2010. We have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico. The effect of the domestic swaps mentioned above was to fix the interest rate paid on the following notional amounts for the periods identified (in thousands):

Notional Amount	Weighted Average Fixed Rate	Period
$300,000	3.82%	October 1, 2006 – December 31, 2006
$300,000	3.86%	January 1, 2007 – December 31, 2007
$300,000	4.35%	January 1, 2008 – December 31, 2008
$200,000	4.36%	January 1, 2009 – December 31, 2009
$100,000	4.34%	January 1, 2010 – December 31, 2010
     Net amounts paid or received under such swaps are recorded as adjustments to our cost of ATM operating revenues in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2006 and 2005, there were no gains or losses recorded in the condensed consolidated statement of operations as a result of ineffectiveness associated with our existing interest rate swaps.
     Our existing interest rate swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of such swaps have been reported in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. As of September 30, 2006, the accumulated unrealized gain on such swaps totaled approximately $4.7 million, net of tax.
     Based on the $345.6 million in vault cash outstanding in the United States as of September 30, 2006, and assuming no benefits from the existing interest rate hedges that are currently in place, for every interest rate increase of 100 basis points, we would incur an additional $3.5 million of vault cash rental expense on an annualized basis. Factoring in the $300.0 million in interest rate swaps discussed above, for every interest rate increase of 100 basis points, we would incur an additional $0.5 million of vault cash rental expense on an annualized basis. Based on the $85.8 million in vault cash outstanding in the United Kingdom as of September 30, 2006, for every interest rate increase of 100 basis points, we would incur an additional $0.9 million of vault cash rental expense on an annualized basis. In Mexico, we would incur roughly $21,000 in additional vault cash rental expense for every interest rate increase of 100 basis points.
     In addition to the above, we are exposed to variable interest rate risk on borrowings under our domestic revolving credit facility. Based on the $54.1 million in floating rate debt outstanding under such facility as of September 30, 2006, for every interest rate increase of 100 basis points, we would incur an additional $0.5 million of interest expense. Recent upward pressure on short-term interest rates in the United States has resulted in slight increases in our interest expense under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk through 2010, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future. Any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses.

     Foreign Currency Exchange Risk
     Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico earlier this year, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the U.S. Dollar relative to the British Pound and Mexican Peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into U.S. Dollars, with any corresponding translation gains or losses being recorded in other comprehensive income or loss in our consolidated financial statements. As of September 30, 2006, such translation gains totaled approximately $1.5 million.
     Our future results could be materially impacted by changes in the value of the British Pound relative to the U.S. Dollar. Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican Peso relative to the U.S. Dollar. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British Pound, the effect upon Bank Machine’s operating income for the nine months ended September 30, 2006 would have been an unfavorable or favorable adjustment, respectively, of approximately $0.4 million. Given the limited size and scope of Cardtronics Mexico’s current operations, a similar sensitivity analysis would have resulted in a negligible adjustment to Cardtronics Mexico’s financial results for the period from the acquisition date through September 30, 2006.
     We do not hold derivative commodity instruments and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Based on the results of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Control over Financial Reporting
     During the three months ended September 30, 2006, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     National Federation of the Blind. In connection with its acquisition of the E*TRADE Access, Inc. (“ETA”) ATM portfolio, the Company assumed ETA’s interests and liability for a lawsuit instituted in the United States District Court for the District of Massachusetts (the “Court”) by the NFB, the NFB’s Massachusetts chapter, and several individual blind persons (collectively, the “Private Plaintiffs”) as well as the Commonwealth of Massachusetts with respect to claims relating to the alleged inaccessibility of ATMs for those persons who are visually-impaired. After the acquisition of the ETA ATM portfolio, the Private Plaintiffs named Cardtronics as a co-defendant with ETA and ETA’s parent, E*Trade Bank, and the scope of the lawsuit has expanded to include both ETA’s ATMs as well as the Company’s pre-existing ATM portfolio.
     In this lawsuit, the Private Plaintiffs have sought to require ETA and Cardtronics to make all of the ATMs “voice-enabled,” or capable of providing audible instructions to a visually-impaired person upon that person inserting a headset plug into an outlet at the ATM. The Court has ruled twice (in February 2005 and February 2006) that the NFB is not entitled to a “voice-enabled” remedy. Nonetheless, in response to an order to describe the relief they seek, the Private Plaintiffs have subsequently stated that they demand either (i) voice-guidance technology on each ATM; (ii) “Braille” instructions on each ATM that allow individuals who are blind to understand every screen (which, we assume, may imply a dynamic Braille pad); or (iii) a telephone on each ATM so the user could speak with a remote operator who can either see the screen on the ATM or can enter information for the user.
     Cardtronics has asserted numerous defenses to the lawsuit. One defense is that, for ATMs owned by third parties, the Company arguably does not have the right to make changes to the ATMs without the consent of the third parties. Another defense is that the ADA arguably does not require the Company to make changes to ATMs if the changes are not feasible or achievable, or if the costs outweigh the benefits. The costs of retrofitting or replacing existing ATMs with voice technology, dynamic Braille keypads, or telephones and interactive data lines would be significant. Additionally, in situations in which the ATMs are owned by third parties and Cardtronics provides processing services, the costs are extremely disproportionate to the Company’s interests in the ATMs.
     Cardtronics has also challenged the Private Plaintiffs’ standing to file this lawsuit. In response to the Company’s challenge, the Private Plaintiffs have requested the Court’s permission to (i) amend their complaint to name additional individual plaintiffs and (ii) certify the lawsuit as a class action under the Federal Rules of Civil Procedure. Briefing on these motions is not complete as of the filing of this report. Cardtronics expects to object to the Private Plaintiffs’ motion, on the grounds that the plaintiffs who initially filed the lawsuit lacked standing and this deficiency arguably cannot be cured by amending the complaint. A hearing on the standing issue has not yet been set but is expected to occur in the first quarter of 2007.
     Accessibility Guidelines under the ADA. Recently proposed Accessibility Guidelines under the ADA would require voice-enabling technology for newly installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. The Company currently estimates that it would cost approximately $1.5 million in capital expenditures to make all of its company-owned ATMs voice-enabled. Although these new rules have not yet been adopted by the Department of Justice, the Company plans to incur most of these costs in 2007 as part of its Triple DES security upgrade efforts.
     Other Matters. In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the United States District Court for the Southern District of New York (the “Federal Action”). The complaint, which was formally served to the Company in September 2006, alleged that Cardtronics had breached an ATM operating agreement between the parties by failing to pay the Customer the proper amount of fees under the agreement. On October 6, 2006, Cardtronics filed a petition in the District Court of Harris County, Texas, seeking a declaratory judgment that Cardtronics had not breached the ATM operating agreement. On October 10, 2006, the Customer filed a second complaint, this time in New York State Supreme Court, alleging the same claims it had alleged in the Federal Action. Subsequently, the Customer dismissed the Federal Action because the federal court did not have subject matter jurisdiction. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. It is the Company’s position that the Customer’s claims in the New York lawsuit are without merit and the Company will move to dismiss those claims at the appropriate time. The Company also believes that it will ultimately prevail upon the merits in this matter, although it gives no assurance as to the final outcome. Furthermore, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on the Company’s financial condition or results of operations.
     In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party, other than the litigation discussed above, will have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors as presented in our Registration Statement on Form S-4 dated August 25, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     Each exhibit identified below is part of this Report. Exhibits filed with this Report are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
*31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS, INC.

November 14, 2006	/s/ Jack Antonini

Jack Antonini
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2006	/s/ J. Chris Brewster

J. Chris Brewster
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     Each exhibit identified below is part of this Report. Exhibits filed with this Report are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
*31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.