Form 10-K
period 2006-12-31
CARDTRONICS INC
filed 2007-04-02
CIK 1277856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 333-113470
CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0681190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3110 Hayes Road, Suite 300	77082
Houston, TX
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (281) 596-9988
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:
The common stock of the registrant is not traded on any exchange, and therefore, its aggregate market value and the value of shares held by non-affiliates cannot be reasonably determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, par value $0.0001 per share. Shares outstanding on March 30, 2007: 1,760,798
List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:
None

CARDTRONICS, INC.
When we refer to “us”, “we”, “our”, “ours”, “the Company”, or “Cardtronics”, we are describing Cardtronics, Inc. and/or our subsidiaries, unless the context indicates otherwise.
 i

PART I
ITEM 1. BUSINESS
Overview
     Cardtronics, Inc. is a single-source provider of ATM solutions. We own and operate one of the largest automated teller machine (“ATM”) networks in the United States and have operations in the United Kingdom and Mexico. We provide ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, we operate the Allpoint network, the largest surcharge-free ATM network within the United States based on the number of participating ATMs.
     We deploy and operate ATMs under two distinct arrangements with our merchant partners: company-owned and merchant-owned. Under company-owned arrangements, we provide the ATM and are typically responsible for all aspects of its operation, including procuring cash, supplies, and telecommunications as well as routine and technical maintenance. Under merchant-owned arrangements, the merchant owns the ATM and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to electronic funds transfer (“EFT”) networks. As of December 31, 2006, 50.7% of our ATMs were company-owned and 49.3% were merchant-owned. Because our margins are significantly higher on our company-owned machines as a result of the value of the breadth of services we provide, our internal and acquisition growth strategy is focused on increasing the number of company-owned ATMs in our network.
     Our revenue is recurring in nature and is primarily derived from ATM surcharge fees paid by cardholders and interchange fees paid by their banks and other financial institutions. We generate additional revenue by branding our ATMs with signage from banks and other financial institutions, resulting in added convenience for their customers and increased usage of our ATMs. We typically provide our merchant customers with all of the services required to operate an ATM, which includes transaction processing, cash management, maintenance, and monitoring. We believe that we are among the low-cost providers in our industry due primarily to our substantial network of ATMs, which provides us with significant scale advantages. Our focus on customer service, together with our experience and scale, has contributed to strong relationships with leading national and regional merchants in the United States, and we expect to develop the same strong relationships in the United Kingdom and Mexico.
Organizational History
     Formed in 1989, Cardtronics, Inc. originally operated under the name of Cardpro, Inc. In June 2001, CapStreet II, L.P. and CapStreet Parallel II, L.P. (together with the CapStreet Group, LLC, “The CapStreet Group”) acquired a majority of our outstanding stock. At the same time, Cardpro, Inc. was converted into a Delaware limited partnership and renamed Cardtronics, LP. Also in June 2001, Cardtronics Group, Inc. was incorporated under the laws of the state of Delaware to act as a holding company, with Cardtronics Group, Inc. indirectly owning 100% of the equity of Cardtronics, LP. In January 2004, the Company changed its name from Cardtronics Group, Inc. to Cardtronics, Inc.
     Since May 2001, we have acquired 13 networks of ATMs and one operator of a surcharge-free ATM network, increasing the number of ATMs we operate from approximately 4,100 to approximately 25,250 as of December 31, 2006. In June 2004, we acquired the ATM business of E*TRADE Access, Inc. (“ETA”) adding approximately 13,155 ATMs to our network. Additionally, we entered the international ATM market through our acquisition of Bank Machine (Acquisitions) Limited (“Bank Machine”) in May 2005 and a majority ownership interest in CCS Mexico (which was subsequently renamed Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”)) in February 2006, which expanded our operations into the United Kingdom and Mexico. From 2001 to 2006, the total number of annual transactions processed within our network increased from approximately 19.9 million to approximately 172.8 million.
     As of December 31, 2006, we operated over 23,525 ATMs in all 50 states. Additionally, we operated over 1,375 ATMs in the United Kingdom through our wholly-owned subsidiary Bank Machine, and approximately 350 ATMs in Mexico through our majority-owned subsidiary Cardtronics Mexico.

Additional Company Information
     General information about us can be found at http://www.cardtronics.com. We file annual, quarterly, and other reports as well as other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after such reports are filed electronically with the SEC. You may also request a copy of these filings at no cost, by writing or telephoning us at the following address: Cardtronics, Inc., Attention: Chief Financial Officer, 3110 Hayes Road, Suite 300, Houston, Texas 77082, (281) 596-9988. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of them.
Our Strategy
     Our strategy is to enhance our position as the leading non-bank owner and operator of ATMs in the United States and to expand our network further into select foreign markets. In order to execute this strategy we will endeavor to:
     Increase penetration and ATM count with leading merchants. We have two principal opportunities to increase the number of ATM sites with our existing merchants: first, by deploying ATMs in our merchants’ existing locations that currently do not have, but where traffic volumes justify installing, an ATM; and second, as our merchants open new locations, by installing ATMs in those locations. We believe our expertise, national footprint, strong record of customer service with leading merchants, and our significant scale position us to successfully market to, and enter into long-term contracts with, other leading national and regional merchants.
     Capitalize on existing opportunities to become a significant retail marketing and distribution partner to financial institutions. We believe we are strongly positioned to work with financial institutions to fulfill many of their ATM requirements. Our ATM services offered to financial institutions include branding our ATMs with their logos, managing their off-premise ATM networks on an outsourced basis, or buying their off-premise networks in combination with branding arrangements. We currently have branding arrangements in place with ten domestic financial institutions involving in excess of 2,500 ATMs. Additionally, during 2006, we undertook an initiative that will allow us to ultimately control the processing of transactions conducted on our network of ATMs. To that end, as of March 30, 2007, we had converted in excess of 2,200 ATMs over to our in-house processing switch. We believe that this move to in-house processing will provide us with the ability to control the content of the information appearing on the screens of our ATMs, which should in turn serve to increase the types of products and services that we will be able to offer to financial institutions.
     Capitalize on surcharge-free network opportunities. We plan to continue to pursue opportunities with respect to our surcharge-free networks, where financial institutions pay us to allow surcharge-free access to our ATM network. We believe this arrangement will enable us to increase transaction counts and profitability on our existing machines.
     Pursue selected domestic and international acquisition opportunities. We plan to continue to pursue selected acquisitions that complement our existing ATM network using our proven, disciplined acquisition and integration methodology. Determination of attractive acquisition targets is based on many factors, including existing merchant contract terms, potential operating efficiencies and cost savings, the quality of associated merchant relationships, and our anticipated return on investment. We believe that significant expansion opportunities continue to exist in all of our current markets, and we will continue to pursue those opportunities as they arise. Furthermore, in conjunction with our entry into the United Kingdom and Mexico ATM markets, we plan to take advantage of opportunities to reach under-penetrated markets worldwide where we can leverage the significant economies of scale, operating expertise, and superior customer service capabilities we have developed domestically.
Our Products and Services
     We typically provide our leading merchant customers with all of the services required to operate an ATM, which include transaction processing, cash management, maintenance, and monitoring. In connection with the operation of our ATMs and our customers’ ATMs, we generate revenue on a per-transaction basis from the surcharge fees charged to cardholders for the convenience of using our ATMs and from interchange fees charged to such cardholders’ financial institutions for processing the ATM transactions.

     The following table provides detail relating to the number of ATMs we owned and operated under our various arrangements as of December 31, 2006:

	Company-Owned	Merchant-Owned	Total
Number of ATMs	12,796	12,463	25,259
Percent of total ATMs	50.7%	49.3%	100.0%
Average monthly withdrawal transactions per ATM	531	289	404
     Recently, we have entered into arrangements with financial institutions to brand certain of our company-owned ATMs. A branding arrangement allows a financial institution to expand its geographic presence for a fraction of the cost of building a branch location and typically for less than the cost of placing one of its own ATMs at that location. Such an arrangement allows a financial institution to rapidly increase its number of branded ATM sites and, defensively, prevent other financial institutions from entering into these locations. Under these arrangements, the branding institution’s customers are allowed to use the branded ATM without paying a surcharge fee to us. In return, we receive monthly fees on a per-ATM basis from the branding institution, while retaining our standard fee schedule for other cardholders using the branded ATM. In addition, we typically receive increased interchange revenue as a result of increased usage of our ATMs by the branding institution’s customers. We intend to pursue additional opportunities to enter into branding arrangements as part of our growth strategy. As of December 31, 2006, we had branding arrangements in place with ten domestic financial institutions involving in excess of 2,500 ATMs.
     Another type of branding arrangement is our Allpoint and MasterCard nationwide surcharge-free ATM networks. Under the Allpoint network, financial institutions who are members of the network pay us a fixed monthly fee per cardholder in exchange for us providing their cardholders with surcharge-free access to most of our domestic owned and/or managed ATMs. Under the MasterCard network, we provide surcharge-free access to most of our domestic owned and/or managed ATMs to cardholders of financial institutions who participate in the network and who utilize a MasterCard debit card. In return for providing this service, we receive a fee from MasterCard for each surcharge-free withdrawal transaction conducted on our network. Such networks offer attractive alternatives to financial institutions that lack their own distributed ATM network. We acquired all of the outstanding shares of ATM National, Inc., the owner and operator of the Allpoint network, in December 2005. In September 2006, we implemented our surcharge-free network with MasterCard.
     We have found that the primary factor affecting transaction volumes at a given ATM is its location. Our strategy in deploying our ATMs, particularly those placed under company-owned arrangements, is to identify and deploy ATMs at locations that provide high visibility and high transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores and combination convenience stores and gas stations, grocery stores, airports, and major regional and national retail outlets. We have entered into multi-year agreements with a number of merchants with these types of locations, including A&P, Albertsons, Chevron, Costco, CVS Pharmacy, Duane Reade, ExxonMobil, Giant, Hess Corporation, Kroger, Rite Aid, Sunoco, Target, Walgreens, and Winn-Dixie in the United States; Alfred Jones, McDonalds, Odeon Cinemas, Spar, Tates, The Noble Organisation, TM Retail, and Vue Cinemas in the United Kingdom; and Farmacia Guadalajara S.A. de C.V. (FRAGUA) and Cadena Comercial OXXO S.A. de C.V. (OXXO) in Mexico. We believe that once a cardholder establishes a pattern of using a particular ATM, the cardholder will generally continue to use that ATM.
Segment Information
     Historically, we considered our business activities to be a single reporting segment as we derived at least 90.0% of our revenues and operating results from one business segment – ATM Management Services. As a result of the acquisition of Bank Machine in May 2005, we began reporting our operations under two distinct reportable segments – Domestic and International, with the International segment consisting entirely of our Bank Machine operations. Further, as a result of the acquisition of a majority interest in Cardtronics Mexico in February 2006, we renamed our historical Domestic and International segments to the United States (“U.S.”) and United Kingdom (“U.K.”) segments, respectively, and added a third reportable segment – Mexico. While each of our reportable segments provides similar ATM-related services, we manage each segment separately, as each requires different marketing and business strategies.
     For additional discussion of our reportable segments, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, for our segment operating results and identifiable assets, see Part II, Item 8. Financial Statements and Supplementary Data, Note 18.

Sales and Marketing
     Our sales and marketing team focuses on developing new relationships with national and regional merchants as well as on building and maintaining relationships with our existing merchants. Such team is organized into groups that specialize in marketing to specific merchant industry segments, which allows us to tailor our offering to the specific requirements of each merchant customer. In addition to the merchant-focused sales and marketing team, we have a sales and marketing team that is focused on developing and managing our relationships with domestic financial institutions, as we look to expand the types of services that we offer to such institutions. Our total sales and marketing team is composed of approximately 44 employees, with each employee typically receiving a combination of incentive-based compensation and a base salary.
     In addition to targeting new business opportunities, our sales and marketing team supports our acquisition initiatives by building and maintaining relationships with newly acquired merchants. We seek to identify growth opportunities within each merchant account by analyzing the merchant’s sales at each of its locations, foot traffic, and various demographic data to determine the best opportunities for new ATM placements.
Technology
     Our technology and operations platform consists of ATM equipment, ATM and internal network infrastructure (including in-house ATM transaction processing capabilities), cash management, and customer service. This platform is designed to provide our merchant customers with what we believe is a high quality suite of services.
     ATM equipment. In the United States and Mexico, we purchase ATMs from national manufacturers, including NCR, Diebold, Triton Systems, and Wincor Nixdorf and place them in our merchant customers’ locations. The wide range of advanced technology available from these ATM manufacturers provides our merchant customers with advanced features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can all perform basic functions, such as dispensing cash and displaying account information. However, some of our ATMs are modular and upgradeable so they can be adapted to provide additional services in response to changing technology and consumer demand. For example, a portion of our ATMs can be upgraded to accept deposits through the installation of additional hardware and software components.
     We operate three basic types of ATMs in the United Kingdom: (1) “convenience,” which are internal to a merchant’s premises, (2) “through the wall,” which are external to a merchant’s premises, and (3) “pods,” a free-standing kiosk style ATM, also located external to a merchant’s premises. The ATMs are principally manufactured by NCR.
     Transaction processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors to optimize the performance of our ATM network. In addition, our third-party transaction processors provide sophisticated security analysis and monitoring 24 hours a day.
     In late 2006, we implemented our own in-house transaction processing operation, which is based in Dallas, Texas. As with our existing ATM network operation, we have carefully selected support vendors to help ensure the security and continued performance of such operation.
     Internal systems. Our internal systems, including our in-house processing switch, include multiple layers of security to help protect them from unauthorized access. Protection from external sources is provided by the use of hardware and software-based security features that isolate our sensitive systems. We also use commercially-available encryption technology to protect communications. On our internal network, we employ user authentication and anti-virus tools at multiple levels. These systems are protected by detailed security rules to limit access to all critical systems, and, to our knowledge, our security systems have never been breached. Our systems components are directly accessible by a limited number of employees on a need-only basis. Our gateway connections to our EFT network service providers provide us with real-time access to transaction details, such as cardholder verification, authorization, and funds transfer. We have installed these communications circuits with backup connectivity to help protect us from telecommunications problems in any particular circuit.
     We use custom software that continuously monitors the performance of the ATMs in our network, including details of transactions at each ATM and expenses relating to that ATM, including fees payable to the merchant. This software permits us to generate detailed financial information for each ATM location, allowing us to monitor each location’s profitability. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, how to price various operating arrangements with merchants and branding arrangements, and to create a profile of successful ATM locations so as to assist us in deciding the best locations for additional ATM deployments.
     Cash management. We have our own internal cash management department that utilizes data generated by our cash providers, internally-generated data, and a proprietary methodology to confirm daily orders, audit delivery of cash to armored couriers and ATMs, monitor cash balances for cash shortages, coordinate and manage emergency cash orders, and audit costs from both armored couriers and cash providers.
     Our cash management department uses proprietary analytical models to determine the necessary fill frequency and load amount for each ATM. Based on location, day of the week, upcoming holidays and events, and other factors, we project cash requirements for each ATM on a daily basis. After receiving a cash order from us, the cash provider forwards the request to its vault location nearest to the applicable ATM. Personnel at the vault location then arrange for the requested amount of cash to be set aside and made available for the designated armored courier to access and subsequently transport to the ATM.
     Customer service. We believe one of the factors that differentiates us from our competitors is our customer service responsiveness and proactive approach to managing any ATM downtime. We use an advanced software package that continuously monitors the performance of our ATMs for service interruptions and notifies our maintenance vendors for prompt dispatch of necessary service calls.
     We also offer our merchant customers customized ATM activity reporting that includes daily, weekly or monthly transaction and uptime reporting. Our standard reporting to our merchants includes summary transaction reports that are made available in the first week of every month. In addition, in the United States, we have developed an interactive website that allows our merchant customers to access real-time information.
     Finally, we maintain a proprietary database of transactions made on and performance metrics for all of our ATM locations. This data is aggregated into individual merchant customer profiles that are readily accessible by our customer service representatives and managers. We believe our proprietary database enables us to provide superior quality and accessible and reliable customer support.
Primary Vendor Relationships
     To maintain an efficient and flexible operating structure, we outsource certain aspects of our operations, including transaction processing, cash management, and maintenance. Due to the number of ATMs we operate, we believe we have obtained favorable pricing terms from most of our major vendors. We contract for the provision of the services described below in connection with our operations.
     Transaction processing. We contract with and pay fees to third parties who process transactions originating from our ATMs and that are not processed directly through our own in-house processing switch. These processors communicate with the cardholder’s financial institution through an EFT network to obtain transaction authorization and settle transactions. These transaction processors include Star Systems, Fiserv, RBSLynk (“Lynk”, a subsidiary of The Royal Bank of Scotland Group) and Elan Financial Services (formerly Genpass) in the United States, LINK and Euronet in the United Kingdom, and Promocion y Operacion S.A. (“Prosa”) in Mexico. In the United States, a majority of our transactions are currently being handled by Star Systems under an agreement that runs until August 31, 2007, and features pricing that provides discounts for higher transaction volumes. Although the Company has recently moved towards in-house processing, such processing efforts are primarily focused on controlling the flow and content of information on the ATM screen. As such, we expect to continue to rely on third party service providers to handle our connections to the EFT networks and to perform selected fund settlement and reconciliation processes.
     EFT network services. Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. Such networks include Star, Pulse, NYCE, Cirrus, and Plus in the United States; LINK in the United Kingdom; and Prosa in Mexico. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amount paid to us. We attempt to maximize the utility of our ATMs to cardholders by participating in as many EFT networks as practical.
     ATM equipment. As previously noted, we purchase substantially all of our ATMs from national manufacturers, including NCR, Diebold, Triton Systems, Inc., and Wincor Nixdorf. The large quantity of ATMs that we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. Under our company-owned arrangements, we deploy high quality, multi-function ATMs, typically purchased from NCR, Diebold, and Wincor Nixdorf. Under our merchant-owned arrangements, we deploy ATMs that are cost-effective and appropriate for the merchant. These are purchased from a variety of ATM vendors. Although we currently purchase a substantial majority of our ATMs from NCR, we believe our relationships with our other ATM suppliers are good and that we would be able to purchase the ATMs we require for our company-owned operations from other ATM manufacturers if we were no longer able to purchase ATMs from NCR.
     ATM maintenance. In the United States, we typically contract with third-party service providers for the provision of on-site maintenance services. We have multi-year maintenance agreements with Diebold, NCR, and Pendum (formerly EFMARK) in the United States. In the United Kingdom, maintenance services are provided by in-house technicians. In Mexico, during 2006, such maintenance was provided by in-house technicians or local third-party contractors. However, given our expected growth in the region, we entered into a multi-year agreement with Diebold in the first quarter of 2007 to conduct all maintenance services for our ATMs in Mexico.
     Cash management. We obtain cash to fill our company-owned, and in some cases merchant-owned, ATMs under arrangements with our cash providers, which consist of Bank of America, N.A. and Palm Desert National Bank (“PDNB”) in the United States, Alliance and Leicester Commercial Bank (“ALCB”) in the United Kingdom, and Bansi, S. A. Institución de Banca Multiple (“Bansi”) in Mexico. In the United States and United Kingdom, we pay a monthly fee on the average amount outstanding to our primary vault cash providers under a formula based on the London Interbank Offered Rate (“LIBOR”). In Mexico, we pay a monthly fee for this cash under a formula based on the Mexican Interbank Rate (“TIIE”). At all times, the cash legally belongs to the cash providers, and we have no access or right to the cash.
     Bank of America also contracts with third parties to provide us with cash management services, which include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, ATM cash level monitoring, and claims processing with armored couriers, financial institutions, and processors.
     As of December 31, 2006, we had $421.0 million in cash in our domestic ATMs under these arrangements, with over 98% of this cash provided by Bank of America under a vault cash agreement that runs until October 1, 2008. In the United Kingdom, the balance of cash held in our ATMs as of December 31, 2006, was approximately $113.0 million. In Mexico, our balance totaled approximately $2.0 million as of December 31, 2006.
     Cash replenishment. We contract with armored courier services to transport and transfer cash to our ATMs. We use leading armored couriers such as Brink’s Incorporated (“Brink’s”), Loomis, Fargo & Co., and Pendum (formerly EFMARK, Premium Armored Services, Inc., and Bantek West, Inc.) in the United States; and Brink’s, Group 4 Securicor, and Securitas in the United Kingdom. Under these arrangements, the armored couriers pick up the cash in bulk and, using instructions received from our cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by either adding additional cash into a cassette or by swapping out the remaining cash for a new fully loaded cassette, and then balance the machine and provide cash reporting to the applicable cash provider. In Mexico, a specific replenishment schedule is not followed; rather, we utilize a “just-in-time” replenishment philosophy. Our primary armored courier service provider in Mexico is Compañia Mexicana de Servicio de Traslado de Valores (Cometra).
Merchant Customers
     In the United States, we have contracts with approximately 50 major national and regional merchants, including convenience stores, supermarkets, drug stores, and other high-traffic retail chains, and approximately 11,400 independent merchants. In the United Kingdom, we have contracts with approximately 30 national and regional merchants and approximately 600 independent merchants. In Mexico, a majority of the approximately 350 ATMs currently deployed are with independent merchants, though we have recently begun deploying ATMs with two merchants who have retail stores located throughout Mexico. Most of our major merchant customers are non-exclusive partners with us. For the years ended December 31, 2006, 2005, and 2004, no single merchant customer accounted for 10% or more of our total revenues.
     The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of company-owned arrangements, which are typically employed with our major national and regional merchants, the contract terms vary, but typically include the following:
•	an initial term of five to seven years;

•	ATM exclusivity at locations where we install an ATM;

•	protection for us against underperforming locations by permitting us to increase the surcharge fee or remove ATMs;

•	in the United States, provisions permitting us to terminate or remove ATMs or renegotiate the fees paid to the merchant if surcharge fees are generally reduced or eliminated by law; and

•	provisions making the merchant’s fee dependent on the number of ATM transactions.
     Our contracts under merchant-owned arrangements typically include similar terms, as well as the following additional terms:
•	in the United States, provisions prohibiting in-store check cashing by the merchant and, in the United States and United Kingdom, the operation of any other cash-back devices;

•	provisions imposing an obligation on the merchant to operate the ATM at any time his or her store is open to the public; and

•	provisions, when possible, that require a merchant to have a purchaser of the merchant’s store assume our contract.
Seasonality
     In the United States and Mexico, our overall business is somewhat seasonal in nature with generally fewer transactions occurring in the first quarter. We typically experience increased transaction levels during the holiday buying season at our ATMs located in shopping malls and lower volumes in the months following the holiday season. Similarly, we have seen increases in transaction volumes in the spring at our ATMs located near popular spring-break destinations. Conversely, transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically decline as a result of decreases in the amount of consumer traffic through the locations in which we operate our ATMs. These declines, however, have been offset somewhat by increases in the number of our ATMs located in shopping malls and other retail locations that benefit from increased consumer traffic during the holiday buying season. We expect these location-specific and regional fluctuations in transaction volumes to continue in the future.
     In the United Kingdom, seasonality in transaction patterns tends to be similar to the seasonal patterns in the general retail market. Generally, the highest transaction volumes occur on weekend days and, thus, monthly transaction volumes will fluctuate based on the number of weekends in a given month. However, we, like other independent ATM operators, experience a drop in the number of transactions we process during the Christmas season due to consumers’ greater tendency to shop in the vicinity of free ATMs and our closure of some of our ATM sites over the Christmas break. We expect these location-specific and regional fluctuations in transaction volumes to continue in the future.
Competition
     We compete with financial institutions and other independent ATM companies for additional ATM placements, new merchant accounts, and acquisitions. Several of our competitors, namely national financial institutions, are larger and more established. While these entities may have fewer ATMs than we do, they have greater financial and other resources than us. For example, our major domestic competitors include banks such as Bank of America, US Bancorp, and PNC Corp., as well as non-banks such as TRM Corp. In the United Kingdom, we compete with several large non-bank ATM operators, including Cardpoint and Notemachine, as well as banks such as the Royal Bank of Scotland and Lloyds, among others. In Mexico, we compete primarily with national and regional financial institutions. Despite the level of competition we face, many of our competitors have not historically had a singular focus on ATM management. As a result, we believe our focus solely on ATM management and related services gives us a significant competitive advantage. In addition, we believe the scale of our extensive ATM network and our focus on customer service also provide significant competitive advantages.

Government and Industry Regulation
United States
     Our principal business, ATM network ownership and operation, is not subject to significant government regulation, though we are subject to certain industry regulations. Furthermore, various aspects of our business are subject to state regulation. Our failure to comply with applicable laws and regulations could result in restrictions on our ability to provide our products and services in such states, as well as the imposition of civil fines.
     Americans with Disabilities Act (“ADA”). The ADA currently prescribes provisions that ATMs be made accessible to and independently usable by individuals who are visually-impaired. The Department of Justice may adopt new accessibility guidelines under the ADA that will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the proposed guidelines that have been published for comment but not yet adopted, ATM height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads, and ATMs would be required to possess speech capabilities, among other modifications. If adopted, these new guidelines would affect the manufacture of ATM equipment going forward and could require us to retrofit ATMs in our network as those ATMs are refurbished or updated for other purposes.
     Additionally, recently proposed Accessibility Guidelines under the ADA would require voice-enabling technology for newly installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. We are committed to ensuring that all of our ATMs comply with all applicable ADA laws, and, although these new rules have not yet been adopted by the Department of Justice, we currently plan to make substantially all of our company-owned ATMs voice-enabled in conjunction with our security upgrade efforts (discussed below) in 2007. Additionally, in connection with our E*TRADE Access acquisition, we assumed obligations related to litigation instituted by the National Federation of the Blind (“NFB”) relating to these matters. It is possible that through either a settlement or judgment entered in this lawsuit, our obligations to implement the new accessibility guidelines may be accelerated, but we do not believe such acceleration with respect to our company-owned ATMs will result in significant additional costs over our current ADA upgrade effort. For additional information on these matters, see Item 3, Legal Proceedings.
     Rehabilitation Act. On November 26, 2006, a U.S. District Judge ruled that the United States’ currencies (as currently designed) violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. Under the current ruling, the U.S. Treasury Department has been ordered to develop ways in which to differentiate paper currencies such that an individual who is visually-impaired would be able to distinguish between the different denominations. In response to the November 26, 2006 ruling, the Justice Department has filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit, requesting that the decision be overturned on the grounds that varying the size of denominations could cause significant burdens on the vending machine industry and cost the Bureau of Engraving and Printing an initial investment of $178.0 million and up to $50.0 million in new printing plates. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, participants in the ATM industry (including us) may be forced to incur significant costs to upgrade current machines’ hardware and software components.
     Encrypting Pin Pad (“EPP”) and Triple Data Encryption Standard (“Triple DES”). Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as EPP and Triple DES. In 2005, we adopted a policy that any new ATMs that we acquire from a manufacturer must be both EPP and Triple DES compliant. We have budgeted approximately $14.0 million to accomplish this encryption upgrade for all of our company-owned ATMs by the end of 2007. We believe this time frame will be acceptable to the major processing networks.
     Surcharge regulation. The imposition of surcharges is not currently subject to Federal regulation. There have been, however, various state and local efforts to ban or limit surcharges, generally as a result of activities of consumer advocacy groups that believe that surcharges are unfair to cardholders. Generally, United States federal courts have ruled against these efforts. We are not aware of any existing surcharging bans or limits applicable to us in any of the jurisdictions in which we currently do business. Nevertheless, there can be no assurance that surcharges will not be banned or limited in the cities and states where we operate. Such a ban or limit would have a material adverse effect on us and other ATM operators.

     EFT network regulations. EFT regional networks have adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. The Electronic Fund Transfer Act, commonly known as Regulation E, is the major source of EFT network regulations. The regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use electronic fund transfer services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide notice of the fee to be charged the consumer, establish limits on the consumer’s liability for unauthorized use of his card, provide receipts to the consumer, and establish protest procedures for the consumer. We believe that we are in material compliance with these regulations and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.
United Kingdom
     In the United Kingdom, the Treasury Select Committee of the House of Commons heard evidence in 2005 from interested parties with respect to surcharges in the ATM industry. This committee was formed to investigate public concerns regarding the ATM industry, including i) adequacy of disclosure to ATM customers regarding surcharges, ii) whether ATM providers should be required to provide free services in low-income areas, and iii) whether to limit the level of surcharges. While the Committee made numerous recommendations to Parliament regarding the ATM industry, including that ATMs should be subject to the Banking Code (a voluntary code of practice adopted by all financial institutions in the United Kingdom), the United Kingdom government did not accept the Committee’s recommendation. Despite the rejection of the committee’s recommendations, the U.K. government did sponsor an ATM task force to look at social exclusion in relation to ATM services. As a result of the task force’s findings, approximately 600 additional free-to-use ATMs (to be provided by multiple ATM deployers) will be installed in low income areas throughout the United Kingdom during 2007. While this is less than a 2 percent increase in free-to-use ATMs through the U.K., there is no certainty that other similar proposals will not be made and accepted in the future.
Mexico
     The regulation of ATMs in Mexico is controlled by the Central Bank and is similar to that of the United States and the United Kingdom in that you must have a sponsoring bank, specific signage is required to be displayed on the exterior of the ATM, and certain information regarding surcharging is required to be displayed on the screen of the ATM. Other issues like EPP and Triple DES compliant upgrades are driven by global industry standards.
Employees
     As of December 31, 2006, we had approximately 278 employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would”, and similar expressions that contemplate future events. Numerous important factors, risks, and uncertainties may affect our operating results, including, without limitation, risks and uncertainties relating to trends in ATM usage and alternative payment options; declines in, or system failures that interrupt or delay, ATM transactions; the Company’s reliance on third parties for cash management and other key outsourced services; decreases in the number of ATMs that can be placed with the Company’s top merchants; the Company’s ability to continue to execute its growth strategies; risks associated with the acquisition of other ATM networks; increased industry competition; increased regulation and regulatory uncertainty; changes in interest rates; changes in the ATM transaction fees the Company receives; changes in ATM technology; changes in foreign currency rates; and general and economic conditions. As a result, our future results may differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf, and there can be no assurance that future results will meet expectations. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the SEC from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.
We depend on ATM transaction fees for substantially all of our revenues, and our revenues would be reduced by a decline in the usage of our ATMs or a decline in the number of ATMs that we operate.
     Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that revenues from ATM transaction fees, including fees we receive through our bank and network branding surcharge-free offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on (1) the continued market acceptance of our services in our target markets, (2) maintaining the level of transaction fees we receive, (3) our ability to install, acquire, operate and retain more ATMs, (4) continued usage of our ATMs by cardholders, and (5) our ability to continue to expand our surcharge-free offerings. For example, increased acceptance of credit and debit cards by merchants and the offering of cash back at the point-of-sale by such merchants could result in decreased usage of our ATMs. In addition, it is possible that alternative technologies to our ATM services will be developed and implemented. If such alternatives are successful, we will likely experience a decline in the usage of our ATMs. Moreover, surcharge fees are set by negotiation between us and our merchant partners and could change over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward such networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Finally, we have recently seen a decline in the average number of ATMs that we operate in the United States. Such decline, which totaled approximately 3.4% in 2006, is primarily due to customer losses experienced on our merchant-owned side of the business, offset somewhat by new company-owned ATM locations that were deployed during the year. The decline in ATMs on the merchant-owned side of the business, which totaled 14.1% in 2006, was due to (i) an internal initiative launched by us to identify and eliminate certain underperforming accounts, and (ii) increased competition from local and regional independent ATM service organizations.
     We cannot assure you that our ATM transaction fees will not decline in the future. Accordingly, a decline in usage of our ATMs by ATM cardholders or in the levels of fees received by us in connection with such usage, or a decline in the number of ATMs that we operate, would have a negative impact on our revenues and would limit our future growth.
The proliferation of payment options other than cash in the United States, including credit cards, debit cards, and stored-value cards, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.
     The U.S. has seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). For example, according to the Study of Consumer Payment Preferences for 2005/2006, as prepared by Dove Consulting and the American Bankers Association, paper-based forms of payment constituted roughly 57% of all in-store payments made in 1999 versus only 44% in 2005. While most of the increase in electronic forms of payment during this period came at the expense of traditional checks, the use of cash to fund in-store payments declined from 39% in 1999 to 33% in 2001. Although the use of cash has been relatively stable since that date (remaining at roughly 33% of all in-store payments through 2005), continued growth in electronic payment methods (most notably debit cards and stored-value cards) could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.
Interchange fees, which comprise a substantial portion of our ATM transaction revenues, may be lowered at the discretion of the various EFT networks through which our ATM transactions are routed, thus reducing our future revenues.
     Interchange fees, which represented approximately 24.5% of our total ATM operating revenues for the year ended December 31, 2006, are set by the various EFT networks through which our ATM transactions are routed. Accordingly, if such networks decided to lower the interchange rates paid to us for ATM transactions routed through their networks, our future ATM transaction revenues would decline.
We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. If one or more of our top merchants were to cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.
     For the years ended December 31, 2006 and 2005, we derived approximately 19.2% and 17.8%, respectfully, of our total revenues from ATMs placed at the locations of our five largest merchants. We expect to continue to depend upon a relatively small number of merchants for a significant percentage of our revenues. The loss of any of our largest merchants, or a decision by any one of them to reduce the number of our ATMs placed in their locations, would decrease our revenues. These merchants may elect not to renew their contracts when they expire. Currently, these contracts have expiration dates as follows (in order of significance): January 31, 2012; December 31, 2013; December 31, 2013; April 30, 2010; and December 31, 2014. Even if such contracts are renewed, the renewal terms may be less favorable to us than the current contracts. If any of our five largest merchants fail to renew their contracts upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, this could result in a decline in our revenues and gross profits.
We rely on EFT network providers, transaction processors, and maintenance providers; if they fail or no longer agree to provide their services, we could suffer a temporary loss of transaction revenues or the permanent loss of any merchant contract affected by such disruption.
     We rely on EFT network providers and have agreements with transaction processors and maintenance providers and have more than one such provider in each of these key areas. These providers enable us to provide card authorization, data capture, settlement, and ATM maintenance services to the merchants we serve. Typically, these agreements are for periods of up to two or three years each. If we improperly manage the renewal or replacement of any expiring vendor contract, or if our multiple providers in any one key area failed to provide the services for which we have contracted and disruption of service to our merchants occurs, our relationship with those merchants could suffer. Further, if such disruption of service is significant, the affected merchants may seek to terminate their agreements with us.
If we, our transaction processors, our EFT networks or other service providers experience system failures, the ATM products and services we provide could be delayed or interrupted, which would harm our business.
     Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our in-house processing switch, third-party transaction processors, telecommunications network systems, and other service providers. Although we have tested business continuation plans (as do our critical vendors), and even though our contracts with merchants do not include any guarantees related to network availability problems due to factors beyond our control (which all ATM operators are subject to), any significant interruptions could severely harm our business and reputation and result in a loss of revenue. Additionally, if any such interruption is caused by us, especially in those situations in which we serve as the primary transaction processor, such interruption could result in the loss of the affected merchants or damage our relationships with such merchants. We have not been the cause of any such interruptions in the past. Our systems and operations and those of our transaction processors and our EFT network and other service providers could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry, and computer viruses. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.
If not done properly, the transitioning of processing transactions conducted on our ATMs from third-party processors to our own in-house processing switch could lead to service interruptions and/or the inaccurate settlement of funds between the various parties to our ATM transactions, which would harm our business and our relationships with our merchants.
     We are currently transitioning the processing of transactions conducted on our ATMs from third-party processors to our own in-house processing switch, and expect to have a substantial number of our domestic company-owned and merchant-owned ATMs converted over to such switch by the end of 2007. We currently have very limited experience in ATM transaction processing and have just recently hired additional personnel with experience in running an ATM transaction processing operation. Because this is a relatively new business for us, there is an increased risk that our processing conversion efforts will not be successful, thus resulting in service interruptions for our merchants. Furthermore, if not performed properly, the processing of transactions conducted on our ATMs could result in the inaccurate settlement of funds between the various parties to those transactions, thus exposing us to increased liability.
Security breaches could harm our business by compromising customer information and disrupting our ATM transaction processing services, thus damaging our relationships with our merchant customers and exposing us to liability.
     As part of our ATM transaction processing services, we electronically process, store, and transmit sensitive cardholder information utilizing our ATMs. Unauthorized access to our computer systems could result in the theft or publication of such information or the deletion or modification of sensitive records, and could cause interruptions in our operations. While such security risks are mitigated by the use of encryption techniques, any inability to prevent security breaches could damage our relationships with our merchant customers and expose us to liability.
Computer viruses could harm our business by disrupting our ATM transaction processing services, thus causing non-compliance of network rules and damaging our relationships with our merchant customers.
     Computer viruses could infiltrate our systems, thus disrupting our delivery of services and making our applications unavailable. Although we utilize industry standard anti-virus software and intrusion detection solutions for all of our key applications, any inability to prevent computer viruses could damage our relationships with our merchant customers and cause us to be in non-compliance with applicable network rules and regulations.
Operational failures in our ATM transaction processing facilities could harm our business and our relationships with our merchant customers.
     An operational failure in our ATM transaction processing facilities could harm our business and damage our relationships with our merchant customers. Damage or destruction that interrupts our ATM processing services could damage our relationships with our merchant customers and could cause us to incur substantial additional expense to repair or replace damaged equipment. We have installed back-up systems and procedures to prevent or react to such disruptions. However, a prolonged interruption of our services or network that extends for more than several hours (i.e., where our backup systems are not able to recover) could result in data loss or a reduction in revenues as our ATMs would be unable to process transactions. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential merchant customers to choose alternative ATM service providers.
Errors or omissions in the settlement of merchant funds could damage our relationships with our merchant customers and expose us to liability.
     We are responsible for maintaining accurate bank account information for our merchant customers and accurate settlements of funds into these accounts based on the underlying transaction activity. This process relies on accurate and authorized maintenance of electronic records. Although we have certain controls in place to help ensure the safety and accuracy of such records, errors or unauthorized changes to these records could result in the erroneous or fraudulent movement of funds, thus damaging our relationships with our merchant customers and exposing us to liability.

We rely on third parties to provide us with the cash we require to operate many of our ATMs. If these third parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business.
     In the U.S., we rely on agreements with Bank of America, N.A. and with Palm Desert National Bank to provide us with all of the cash that we use in approximately 11,350 of our domestic ATMs where cash is not provided by the merchant. In addition, we rely on an agreement with Alliance & Leicester Commercial Bank to provide us with all of the cash that we use in approximately 1,175 of our U.K. ATMs where cash is not provided by the merchant. As of December 31, 2006, the balance of cash held in our domestic ATMs was approximately $421.0 million, over 98% of which was supplied by Bank of America. In the U.K., the balance of cash held in our ATMs as of December 31, 2006 was approximately $113.0 million. We pay a fee for our usage of this cash based on the total amount of vault cash that we are using at any given time. At all times during this process, legal and equitable title of is held by the cash providers, and we have no access or right to the cash. Under our agreements with Bank of America and PDNB, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our cash provider agreements. Our current agreement with Bank of America expires on October 1, 2008, subject to automatic one-year renewals. In addition, Bank of America may terminate its agreement with us and demand the return of its cash upon 360 days prior written notice. In the U.K., our current agreement with ALCB contains certain provisions, which, if triggered, may allow ALCB to terminate their agreement with us and demand the return of their cash upon 180 days’ written notice.
     In Mexico, our current ATM cash is provided by Bansi, a regional bank in Mexico and a minority interest owner in Cardtronics Mexico. We currently have an agreement with Bansi to supply us with cash of up to $10.0 million U.S. that expires on March 31, 2008. As of December 31, 2006, the balance of cash held in our ATMs in Mexico was approximately $21.4 million pesos ($2.0 million U.S.)
     If our cash providers were to demand return of their cash or terminate their arrangements with us and remove their cash from our ATMs, or if they were to fail to provide us with cash as and when we need it for our ATM operations, our ability to operate these ATMs would be jeopardized, and we would need to locate alternative sources of cash in order to operate these ATMs.
The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.
     The ATM business is and can be expected to remain highly competitive. While our principal competition comes from national and regional financial institutions, we also compete with other independent ATM companies in the United States and the United Kingdom. Several of our competitors, namely national financial institutions, are larger, more established, and have greater financial and other resources than we do. Our competitors could prevent us from obtaining or maintaining desirable locations for our ATMs, cause us to reduce the surcharge revenue generated by transactions at our ATMs, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, additional competitors may enter the market. We can offer no assurance that we will be able to compete effectively against these current and future competitors. Increased competition could result in transaction fee reductions, reduced gross margins and loss of market share.
     In the U.K., we face competition from several companies with operations larger than our own. Many of these competitors have financial and other resources substantially greater than our U.K. subsidiary.
The election of our merchant customers to not participate in our surcharge-free network offerings could impact the networks’ effectiveness, which would negatively impact our financial results.
     Financial institutions who are members of our Allpoint and MasterCard surcharge-free networks pay a fee in exchange for allowing their cardholders to use selected Cardtronics’ owned and/or managed ATMs on a surcharge-free basis. The success of these networks is dependent upon the participation by our merchant customers in such networks. In the event a significant number of our merchants elect not to participate in such networks, the benefits and effectiveness of the networks would be diminished, thus potentially causing some of the participating financial institutions to not renew their agreements with us, and thereby negatively impacting our financial results.

We may be unable to integrate our recent and future acquisitions in an efficient manner and inefficiencies would increase our cost of operations and reduce our profitability.
     Our acquisitions involve certain inherent risks to our business, including the following:
•	the operations, technology, and personnel of any acquired companies may be difficult to integrate;

•	the allocation of management resources to consummate these transactions may disrupt our day-to-day business; and

•	acquired networks may not achieve anticipated revenues, earnings or cash flow. Such a shortfall could require us to write down the carrying value of the intangible assets associated with any acquired company, which would adversely affect our reported earnings.
     Since May 2001, we have acquired 13 ATM networks and one surcharge-free ATM network. Prior to our E*TRADE Access acquisition in June 2004, we had acquired only the assets of deployed ATM networks, rather than businesses and their related infrastructure. We currently anticipate that our future acquisitions will likely reflect a mix of asset acquisitions and acquisitions of businesses, with each acquisition having its own set of unique characteristics. To the extent that we elect to acquire an existing company or the operations, technology, and personnel of another ATM provider, we may assume some or all of the liabilities associated with the acquired company and face new and added challenges integrating such acquisition into our operations.
     Our recent growth, particularly because of the size of our E*TRADE Access and Bank Machine acquisitions, and any future growth may strain our management systems, information systems, and resources. We will need to continue to invest in and improve our financial and managerial controls, reporting systems, and procedures as we continue to grow and expand our business. As we grow, we must also continue to hire, train, supervise, and manage new employees. We may not be able to hire, train, supervise, and manage sufficient personnel or develop management and operating systems to manage our expansion effectively.
     In addition, our Bank Machine and CCS Mexico acquisitions created, and any future acquisition of ATMs located outside the U.S. will create, additional risks for us to manage, including exposure to foreign currency fluctuations, difficulties in complying with foreign laws and regulations, staffing and managing foreign operations, and potentially adverse tax consequences.
     Any inability on our part to manage effectively our past or future growth could limit our ability to successfully grow the revenue and profitability of our business.
Our international operations involve special risks and may not be successful, which would result in a reduction of our gross profits.
     As of December 31, 2006, approximately 6.8% of our ATMs are located in the U.K. and Mexico. Such ATMs contributed approximately 21.1% of our gross profit for the year ended December 31, 2006. We expect to continue to expand in the U.K. and Mexico and potentially into other countries as opportunities arise.
     Our international operations are subject to certain inherent risks, including:
•	exposure to currency fluctuations;

•	difficulties in complying with foreign laws and regulations;

•	unexpected changes in laws, regulations and policies of foreign governments or other regulatory bodies;

•	difficulties in staffing and managing foreign operations; and

•	potentially adverse tax consequences.
     Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion.

We have a substantial amount of indebtedness, which may adversely affect our cash flow as well as our ability to operate our business and remain in compliance with debt covenants.
     As of December 31, 2006, we had total outstanding indebtedness of approximately $252.9 million, which represented approximately 86.5% of our total capitalization based on a total book capitalization of $292.3 million. This substantial indebtedness could have the following consequences:
•	make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•	require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, research and development costs or other purposes; and

•	place us at a disadvantage compared to our competitors who have less debt.
     Our interest expense could increase if interest rates increase because a portion of our indebtedness bears interest at floating rates and our vault cash rental expense is computed based on market rates of interest. If we do not have sufficient cash flow to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.
     Although the indenture governing our senior subordinated notes and our credit agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our anticipated debt levels, the related risks that we now face, including those described above, could intensify.
The terms of our credit agreement and the indenture governing our senior subordinated notes (the “Notes”) may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
     Our credit agreement and the indenture governing our Notes include a number of covenants that, among other things, restrict our ability to:
•	sell or transfer property or assets;

•	pay dividends on or redeem or repurchase stock;

•	merge into or consolidate with any third party;

•	create, incur, assume or guarantee additional indebtedness;

•	create certain liens;

•	make investments;

•	make certain restricted payments, including the payment of dividends;

•	engage in transactions with affiliates;

•	redeem or repurchase capital stock;

•	issue or sell preferred stock of restricted subsidiaries; and

•	enter into sale and leaseback transactions.
     In addition, we are required by our credit agreement to maintain specified financial ratios and limits, including a 2.0 to 1.0 ratio of Senior Debt to Earnings, a Fixed Charge Coverage Ratio ranging from 1.35 to 1.0 in early 2007 to 1.4 to 1.0 by the end of 2007 and beyond, and limitations on the amount of Capital Expenditures we can incur in any given 12-month period, all of which are defined in the credit agreement. As a result of these ratios and limits, we are limited in the manner in which we conduct our business and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our obligations under the Notes.
     A failure to comply with the covenants financial ratios could result in an event of default. In the event of a default under our credit agreement, the lenders could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, to require us to apply all of our available cash to repay these borrowings or to prevent us from making debt service payments on the Notes, any of which could result in an event of default under the indenture governing the Notes. An acceleration of indebtedness under our credit agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time. If any or all of our debt were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. If we are unable to repay outstanding borrowings under our bank credit facility when due, the lenders will have the right to proceed against the collateral securing such indebtedness.
Repayment of our indebtedness is dependent on cash flow generated by our subsidiaries.
     We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Therefore, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness. There are currently no restrictions limiting the ability of our subsidiaries to make cash available to us, either by dividend, debt repayment or otherwise.
Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our cash management costs.
     Interest on our outstanding indebtedness under our revolving credit facilities is based on floating interest rates and our vault cash rental expense is based on market rates of interest. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. Vault cash is the cash we use in our machines in cases where cash is not provided by the merchant. We pay rental fees on the average amount outstanding to our vault cash providers in the U.S. and U.K. under a floating rate formula based on LIBOR. In Mexico, we pay a monthly fee to our vault cash provider there under a formula based on TIIE. Recent increases in interest rates in the U.S., the U.K., and Mexico have resulted in increases in our interest expense under our credit facility as well as our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk related to our domestic operations through December 31, 2010, we may not be able to enter into similar arrangements for similar amounts in the future. Furthermore, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the U.K. or Mexico. Any significant future increases in interest rates could have a negative impact on our net income, if any, and cash flow by increasing our operating costs and expenses. Please see Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with such legislation, which may reduce our net income and our profit margins.
     With its initial roots in the banking industry, the ATM industry has always been regulated, if not by individual states, by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the ATM industry is periodically proposed at the state and local level. To date, no such legislation has been enacted that materially affects (in an adverse way) our business. We will continue to monitor all such legislation and participate, to the extent possible, to prevent the passage of such laws that we believe are needlessly burdensome or unnecessary. If regulatory legislation is passed in any of the states, we could be required to make substantial expenditures which would reduce our net income.
The passing of legislation banning or limiting surcharge fees would severely impact our revenue.
     Despite the nationwide acceptance of surcharge fees at ATMs, a few consumer activists (most notably in California) have from time to time attempted to impose local bans on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. However, such efforts may resurface and, should the federal courts abandon their adherence to the federal preemption doctrine, such efforts could receive more favorable consideration than in the past. Any successful legislation banning or limiting surcharge fees could result in a substantial loss of revenues and significantly curtail our ability to continue our operations as currently configured.
     In the U.K., the Treasury Select Committee of the House of Commons published a report regarding surcharges in the ATM industry in March 2005. This committee was formed to investigate public concerns regarding the ATM industry, including i) adequacy of disclosure to ATM customers regarding surcharges, ii) whether ATM providers should be required to provide free services in low-income areas and iii) whether to limit the level of surcharges. While the Committee made numerous recommendations to Parliament regarding the ATM industry, including that ATMs should be subject to the Banking Code (a voluntary code of practice adopted by all financial institutions in the U.K.), the U.K. government did not accept the Committee’s recommendation. Despite the rejection of the committee’s recommendations, the U.K. government did sponsor an ATM task force to look at social exclusion in relation to ATM services. As a result of the task force’s findings, approximately 600 additional free-to-use ATMs will be installed in low income areas throughout the United Kingdom during 2007. While this is less than a 2 percent increase in free-to-use ATMs through the U.K., there is no certainty that other similar proposals will not be made and accepted in the future. If the legislature or another body with regulatory authority in the U.K. were to impose limits on the level of surcharges for ATM transactions, our revenue from operations in the U.K. would be negatively impacted.
     In Mexico, surcharging for off-premise ATMs was legalized in late 2003, but was not formally implemented until July 2005. As such, the charging of fees to consumers to utilize off-premise ATMs is a relatively new experience in Mexico. Accordingly, it is too soon to predict whether public concerns over surcharging will surface in Mexico. However, if such concerns were to be raised, and if the applicable legislative or regulatory bodies in Mexico decided to impose limits on the level of surcharges for ATM transactions, our revenue from operations in Mexico would be negatively impacted.
The passing of legislation requiring modifications to be made to ATMs could severely impact our cash flows.
     Under a current ruling of the U.S. District Court, it was determined that the United States’ currencies (as currently designed) violate the Rehabilitation Act, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. Under the ruling, the U.S. Treasury Department has been ordered to develop ways in which to differentiate paper currency such that an individual who is visually-impaired would be able to distinguish between the different denominations. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, participants in the ATM industry (including us) would be forced to incur significant costs to upgrade current machines’ hardware and software components. If required, such capital expenditures could limit our free cash such that we do not have enough cash available for the execution of our growth strategy, research and development costs, or other purposes.

The passing of anti-money laundering legislation could cause us to lose certain merchant accounts, thus reducing our revenues.
     Recent concerns by the U.S. federal government regarding the use of ATMs to launder money could lead to the imposition of additional regulations on our sponsoring financial institutions and our merchant customers regarding the source of cash loaded into their ATMs. In particular, such regulations could result in the incurrence of additional costs by individual merchants who load their own cash, thereby making their ATMs less profitable. Accordingly, some individual merchants may decide to discontinue their ATM operations, thus reducing the number of merchant-owned accounts that we currently manage. If such a reduction were to occur, we would see a corresponding decrease in our revenues.
Material weaknesses identified in our internal control over financial reporting could result in a material misstatement to our financial statements as well as result in our inability to file periodic reports within the time periods required by federal securities laws.
     As a public company, we are required to design, implement, and maintain effective controls over financial reporting. In connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2006 and 2005, our independent registered public accounting firm identified certain control deficiencies, which represent material weaknesses in our internal control over financial reporting. These material weaknesses resulted in, or contributed to, adjustments to our financial statements and, in certain cases, restatement of prior financial statements. While we have taken action to remediate the identified weaknesses, we cannot provide assurance that the measures we have taken or any future measures will adequately remediate the material weaknesses identified by our independent registered public accounting firm. Failure to implement new or improved controls, or any difficulties encountered in the implementation of such controls, could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Such material misstatement could require us to restate our financial statements or otherwise cause investors to lose confidence in our reported financial information.
     Additionally, failure to remediate the material weaknesses could cause us to fail to meet our reporting obligations. The rules of the SEC require that, as a publicly-traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual fiscal periods. Any failure by us to timely file our periodic reports with the SEC may result in a number of adverse consequences that could materially and adversely impact our business, including, without limitation, potential action by the SEC against us, possible defaults under our debt arrangements, shareholder lawsuits, and general damage to our reputation. Finally, any such failure could also adversely affect the results of the periodic management evaluations of our disclosure controls and procedures and internal control over financial reporting that will be required under the Sarbanes-Oxley Act of 2002.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal executive offices are located at 3110 Hayes Road, Suite 300, Houston, Texas 77082, and our telephone number is (281) 596-9988. We lease approximately 26,000 square feet of space under our Houston office lease and approximately 30,000 square feet in warehouse space in Houston, Texas. We also lease approximately 15,000 square feet of office space in buildings near our principal executive offices in Houston, Texas. Furthermore, we lease approximately 2,800 square feet of office space in Dallas, Texas, where our in-house processing operations are based and 2,500 square feet of office space in Bethesda, Maryland, where we manage our Allpoint surcharge-free network operations. In addition, we lease approximately 6,000 square feet of office space in Hatfield, Hertfordshire, England and approximately 2,400 square feet of office space in Mexico City, Mexico. Our facilities are leased pursuant to operating leases for various terms. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS
     National Federation of the Blind (“NFB”). In connection with its acquisition of the ETA ATM portfolio, the Company assumed ETA’s interests and liability for a lawsuit instituted in the United States District Court for the District of Massachusetts (the “Court”) by the NFB, the NFB’s Massachusetts chapter, and several individual blind persons (collectively, the “Private Plaintiffs”) as well as the Commonwealth of Massachusetts with respect to claims relating to the alleged inaccessibility of ATMs for those persons who are visually-impaired. After the acquisition of the ETA ATM portfolio, the Private Plaintiffs named Cardtronics as a co-defendant with ETA and ETA’s parent – E*TRADE Bank, and the scope of the lawsuit has expanded to include both ETA’s ATMs as well as the Company’s pre-existing ATM portfolio.
     In this lawsuit, the Private Plaintiffs have sought to require E*TRADE Access and Cardtronics to make all of the ATMs “voice-enabled,” or capable of providing audible instructions to a visually-impaired person upon that person inserting a headset plug into an outlet at the ATM. The Court has ruled twice (in February 2005 and February 2006) that the Private Plaintiffs are not entitled to a “voice-enabled” remedy. Nonetheless, in response to an order to describe the relief they seek, the Private Plaintiffs have subsequently stated that they demand either (i) voice-guidance technology on each ATM; (ii) “Braille” instructions on each ATM that allow individuals who are blind to understand every screen (which, we assume, may imply a dynamic Braille pad); or (iii) a telephone on each ATM so the user could speak with a remote operator who can either see the screen on the ATM or can enter information for the user.
     Cardtronics has asserted numerous defenses to the lawsuit. One defense is that, for ATMs owned by third parties, the Company does not have the right to make changes to the ATMs without the consent of the third parties. Another defense is that the ADA does not require the Company to make changes to ATMs if the changes are not feasible or achievable, or if the costs outweigh the benefits. The costs of retrofitting or replacing existing ATMs with voice technology, dynamic Braille keypads, or telephones and interactive data lines would be significant. Additionally, in situations in which the ATMs are owned by third parties and Cardtronics provides processing services, the costs are extremely disproportionate to the Company’s interests in the ATMs. Moreover, recent depositions taken of six individuals, which the Private Plaintiffs have requested the Court to add as additional plaintiffs, demonstrates that the NFB is interested only in voice-guidance, which (as noted above) the Court has twice ruled that this remedy is not available. Based upon this revelation, Cardtronics has renewed its motion of summary judgment because of the Private Plaintiffs’ failure to identify a non-voice remedy that will make Cardtronics owned or operated ATMs accessible.
     Cardtronics has also challenged the Private Plaintiffs’ standing to file this lawsuit. In response to the Company’s challenge, the Private Plaintiffs have requested the Court’s permission to (i) amend their complaint to name additional individual plaintiffs and (ii) certify the lawsuit as a class action under the Federal Rules of Civil Procedure. Cardtronics has objected to the Private Plaintiffs’ motion, on the grounds that the plaintiffs who initially filed the lawsuit lacked standing and this deficiency cannot be cured by amending the complaint. Hearings on both the standing issue and Cardtronics’ motion for summary judgment are scheduled to occur during the second quarter of 2007.
     Other matters. In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the United States District Court for the Southern District of New York (the “Federal Action”). The complaint, which was formally served to the Company in September 2006, alleged that Cardtronics had breached an ATM operating agreement between the parties by failing to pay the Customer the proper amount of fees under the agreement. On October 6, 2006, Cardtronics filed a petition in the District Court of Harris County, Texas, seeking a declaratory judgment that Cardtronics had not breached the ATM operating agreement. On October 10, 2006, the Customer filed a second complaint, this time in New York State Supreme Court, alleging the same claims it had alleged in the Federal Action. Subsequently, the Customer dismissed the Federal Action because the federal court did not have subject matter jurisdiction. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. As the underlying causes of action in the two lawsuits are essentially the same, it is probable that only one of the lawsuits will proceed. The Company does not believe the venue of that lawsuit is material to the ultimate outcome. The Company also believes that it will ultimately prevail upon the merits in this matter, although it gives no assurance as to the final outcome. Furthermore, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on the Company’s financial condition or results of operations.
     The Company is also subject to various legal proceedings and claims arising in the ordinary course of its business. The Company’s management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
     Our stock is not publicly traded. As of March 30, 2007, 1,725,032 shares of our common stock, par value $0.0001 per share, are owned by affiliated parties, including management, directors, and other employees. An additional 35,766 shares are owned by former employees or former stockholders of companies that we previously acquired. Additionally, as of March 30, 2007, we had 76 stockholders of record, including those with beneficial ownership. For additional information on our common stock, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.
     We have not historically paid, nor do we anticipate paying, dividends with respect to our common equity.
Recent Issuances / Repurchases of Unregistered Securities
     Preferred stock private placement. In February 2005, we issued 894,568 shares of our Series B Convertible Preferred Stock to investment funds controlled by TA Associates, Inc. for aggregate gross proceeds of $75.0 million. Approximately $24.8 million of the net proceeds of this offering were used to redeem all of the outstanding shares of our Series A Preferred Stock from affiliates of The CapStreet Group, LLC. The remaining net proceeds were used to repurchase approximately 24% of our outstanding shares of common stock and vested options to purchase our common stock at a price per share of $83.8394, pursuant to an offer to purchase such shares of stock from all of our stockholders on a pro rata basis. As part of this transaction, we repurchased 353,878 shares of our common stock from affiliates of The CapStreet Group for $29.7 million. We also repurchased 171,638 shares of common stock from our executive officers and directors for $14.4 million, including 9,492 shares from Jack Antonini –Chief Executive Officer, President, and Director; 23,453 shares from Michael Clinard – Chief Operating Officer; 7,956 shares from Thomas Upton – Chief Administrative Officer; and 130,737 shares from Ralph Clinard – Director.
     Additionally, in May 2005, we issued an additional 35,221 shares of our Series B Convertible Preferred Stock as partial consideration for our acquisition of Bank Machine. Such shares were valued at approximately $3.0 million, consistent with the value per share received in connection with the February 2005 issuance.
     In September 2006, we repurchased 15,255 shares of our common stock held by certain of the Company’s executive officers for approximately $1.3 million in proceeds, which consisted of 10,692 shares from Jack Antonini; 3,149 shares from Michael Clinard; and 1,414 shares from Thomas Upton. Such proceeds were primarily utilized by the executive officers to repay certain loans, including all accrued and unpaid interest related thereto, made between such executive officers and the Company in 2003. Such loans were required to be repaid pursuant to SEC rules and regulations prohibiting registrants from having loans with executive officers. This was effective as a result of the successful registration of our senior subordinated notes with the SEC in September 2006.
     Common stock issuance. In December 2005, we issued 21,111 shares of our common stock as partial consideration for our acquisition of the outstanding shares of ATM National, Inc. Such shares were valued at approximately $1.8 million, consistent with the year-end valuation of our common equity as conducted by an independent third-party appraisal company.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth the selected financial data of the Company derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included in this Annual Report on Form 10-K. These selected historical results are not necessarily indicative of results to be expected in the future.

	As of or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except numbers of ATMs)
Consolidated Statements of Operations Data:
Revenues:
ATM operating revenues	$280,985	$258,979	$182,711	$101,950	$59,183
ATM product sales and other revenues (1)	12,620	9,986	10,204	8,493	9,603

Total revenues	293,605	268,965	192,915	110,443	68,786
Cost of revenues:
Cost of ATM operating revenues(2)	209,850	199,767	143,504	80,286	49,134
Cost of ATM product sales and other revenues	11,443	9,681	8,703	7,903	8,984

Total cost of revenues (excluding depreciation and amortization)	221,293	209,448	152,207	88,189	58,118

Gross profit	72,312	59,517	40,708	22,254	10,668
Operating expenses:
Selling, general, and administrative expenses (3) (4) (5)	21,667	17,865	13,571	7,229	6,142
Depreciation and accretion expense	18,595	12,951	6,785	3,632	1,650
Amortization expense (6)	11,983	8,980	5,508	3,842	1,641

Total operating expenses	52,245	39,796	25,864	14,703	9,433

Income from operations	20,067	19,721	14,844	7,551	1,235
Other expense (7) (8)(9)	20,086	23,409	5,463	2,263	1,097

(Loss) income before income taxes	(19)	(3,688)	9,381	5,288	138
Income tax provision (benefit)	512	(1,270)	3,576	1,955	111

(Loss) income before cumulative effect of a change in accounting principle	$(531)	$(2,418)	$5,805	$3,333	$27
Cumulative effect of change in accounting principle for asset retirement obligations, net of related income tax benefit of $80 (10)	—	—	—	134	—

Net (loss) income	$(531)	$(2,418)	$5,805	$3,199	$27

Net (loss) income available to common stockholders (11)	$(796)	$(3,813)	$3,493	$1,110	$(1,853)

Consolidated Balance Sheets Data:
Total cash	$2,718	$1,699	$1,412	$5,554	$3,184
Total assets	367,756	343,751	197,667	65,295	34,843
Total long-term debt, including current portion	252,895	247,624	128,541	31,371	18,475
Preferred stock (12)	76,594	76,329	23,634	21,322	19,233
Total stockholders’ equity (deficit)	(37,168)	(49,084)	(340)	(6,329)	(9,024)

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$25,446	$33,227	$20,466	$21,629	$4,491
Cash flows from investing activities	(35,973)	(139,960)	(118,926)	(29,663)	(15,023)
Cash flows from financing activities	11,192	107,214	94,318	10,404	10,741

Operating Data:
Total number of ATMs	25,259	26,208	24,581	12,021	8,298
Total transactions	172,808	156,851	111,577	64,605	36,212
Total withdrawal transactions	125,078	118,960	86,821	49,859	28,955

(1)	Consists primarily of revenues from the sale of equipment to our merchant-owned customer base and our associated value added resellers as well as other miscellaneous non-transaction based revenues.

(2)	Includes stock-based compensation totaling $51,000 and $172,000 for the years ended December 31, 2006 and 2005. No stock-based compensation expense was recorded as a cost of ATM operating revenues for the years ended December 31, 2004, 2003 and 2002. Additionally, the amounts recorded in 2006 reflects our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123R”). See Item 8. Financial Statements and Supplementary Data, Note 1(o) and Note 3 for additional details of our adoption.

(3)	Reflects a one-time bonus of $1.8 million made to our Chief Executive Officer in 2004 related to the tax liability associated with a related restricted stock grant. See Item 8. Financial Statements and Supplementary Data, Note 3 to our consolidated financial statements.

(4)	Reflects the write-off of approximately $1.8 million in 2004 of costs associated with our terminated initial public offering and related costs.

(5)	Includes stock-based compensation totaling $0.8 million, $2.2 million, $1.0 million, $1.6 million, and $0 for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively. Additionally, the amount recorded in 2006 reflects our adoption of SFAS No. 123R. See Item 8. Financial Statements and Supplementary Data, Note 1(o) and Note 3 to our consolidated financial statements for additional details of our adoption.

(6)	Includes impairment charges of $2.8 million and $1.2 million for the years ended December 31, 2006 and 2005, respectively.

(7)	Consists primarily of interest expense and losses on the sale or disposal of assets.

(8)	Reflects the write-off of $0.5 million and $5.0 million of deferred financing costs in 2006 and 2005, respectively, as a result of modifications made to the Company’s existing revolving credit facilities in 2006 and amendments to its existing bank credit facility and the repayment of its existing term loans in 2005.

(9)	Reflects the recognition of approximately $4.8 million in other income primarily related to settlement proceeds received from Winn-Dixie Stores, Inc. (“Winn-Dixie”), one of our merchant customers as part of that company’s successful emergence from bankruptcy, a $1.1 million contract termination payment received from one of our customers, and a $0.5 million payment received in August 2006 from one of our customers related to the sale of a number of its stores to another party. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events for additional details of the Winn-Dixie settlement and the contract cancellation and store closure payments.

(10)	Reflects the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. See Item 8. Financial Statements and Supplementary Data, Note 1(m) to our consolidated financial statements.

(11)	Net (loss) income available to common stockholders reflects non-cash dividends on our Series A Preferred Stock, which was redeemed in February 2005. Subsequent to the redemption of the Series A Preferred Stock, the amount reflects the accretion of the Series B Preferred Stock issuance costs.

(12)	The amount of preferred stock reflected in our balance sheet is shown net of unaccreted issuance costs of $1.4 million and $1.7 million as of December 31, 2006 and 2005, respectively. The aggregate redemption price of the preferred stock was approximately $78.0 million as of December 31, 2006 and 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including those we discuss under Part I, Item 1A, Risk Factors. Additionally, you should read the following discussion together with the financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data.
     Our discussion and analysis includes the following:
•	Overview of Business

•	Developing Trends in the ATM Industry

•	Recent Events

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates
Overview of Business
     We operate a network of approximately 25,250 ATMs operating in all 50 states and within the United Kingdom and Mexico. Our extensive ATM network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally known merchants pursuant to which we operate ATMs in their locations. We deploy ATMs under two distinct arrangements with our merchant partners: company-owned and merchant-owned.
     Company-owned. Under a company-owned arrangement, we own or lease the ATM and are responsible for controlling substantially all aspects of its operation. These responsibilities include what we refer to as first line maintenance, such as replacing paper, clearing paper or bill jams, resetting the ATM, any telecommunications and power issues, or other maintenance activities that do not require a trained service technician. We are also responsible for what we refer to as second line maintenance, which includes more complex maintenance procedures that require trained service technicians and often involve replacing component parts. In addition to first and second line maintenance, we are responsible for arranging for cash, cash loading, supplies, telecommunications service, and all other services required for the operation of the ATM, other than electricity. We typically pay a fee, either periodically, on a per-transaction basis or a combination of both, to the merchant on whose premises the ATM is physically located. We operate a limited number of our company-owned ATMs on a merchant-assisted basis. In these arrangements, we own the ATM and provide all transaction processing services, but the merchant generally is responsible for providing and loading cash for the ATM and performing first line maintenance.
     Typically, we deploy ATMs under company-owned arrangements for our national and regional merchant customers. Such customers include BP Amoco, Chevron, Costco, CVS Pharmacy, Duane Reade, ExxonMobil, Hess Corporation, Sunoco, Target, Walgreens, and Winn-Dixie in the United States; Alfred Jones, McDonalds, Odeon Cinemas, Spar, The Noble Organisation, Tates, TM Retail, and Vue Cinemas in the United Kingdom; and Fragua and OXXO in Mexico. Because company-owned locations are controlled by us, are usually located in major national chains, and are thus more likely candidates for additional sources of revenue such as bank branding, company-owned locations generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of December 31, 2006, we operated approximately 12,800 ATMs under company-owned arrangements.
     Merchant-owned. Under a merchant-owned arrangement, the merchant owns the ATM and is responsible for its maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with our independent merchant customers. In situations where a merchant purchases an ATM from us, the merchant normally retains responsibility for providing cash for the ATM and all maintenance as well as the responsibility for cash loading, supplies, telecommunication, and electrical services. Under these arrangements, we provide all transaction processing services. Because the merchant bears more of the costs associated with operating ATMs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a company-owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and (or)

second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of December 31, 2006, we operated approximately 12,450 ATMs under merchant-owned arrangements.
     In the future, we expect the percentage of our company-owned and merchant-owned arrangements to continue to fluctuate in response to the mix of ATMs we add through internal growth and acquisitions. While we may continue to add merchant-owned ATMs to our network as a result of acquisitions and internal sales efforts, our focus for internal growth will remain on expanding the number of company-owned ATMs in our network.
     In-house processing. In addition to the above, in the fourth quarter of 2006, we undertook an initiative that will allow us to ultimately control the processing of transactions conducted on our network of ATMs. We believe that such move will provide us with the ability to control the content of the information appearing on the screens of our ATMs, which should in turn serve to increase the types of products and services that we will be able to offer to financial institutions. For example, with the ability to control screen flow, we expect to be able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, we expect that this move will provide us with future operational cost savings in terms of lower overall processing costs. As discussed above, our in-house processing efforts are focused on controlling the flow and content of information on the ATM screen; however, we will continue to rely on third party service providers to handle the back-end connections to the EFT networks and various fund settlement and reconciliation processes. As of March 30, 2007, we had converted in excess of 2,200 ATMs over to our in-house processing switch.
Components of Revenues, Cost of Revenues, and Expenses
Revenues
     We derive our revenues primarily from providing ATM services and, to a lesser extent, from branding arrangements and sales of ATM equipment. We classify revenues into two primary categories: ATM operating revenues and ATM product sales and other revenues.
     ATM Operating Revenues. We present revenues from ATM services and branding arrangements as “ATM operating revenues” in the accompanying consolidated statements of operations. These revenues include the fees we earn per transaction on our network, fees we generate from network and bank branding arrangements, and fees earned from providing certain maintenance services. Our revenues from ATM services have increased rapidly in recent years due to the acquisitions we completed since 2001, as well as through internal expansion of our existing and acquired ATM networks. Our ATM operating revenues primarily consist of the three following components: surcharge revenue, interchange revenue, and branding revenue.
•	Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the type of arrangement under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. In the future, we expect that surcharge fees per surcharge-bearing transaction will vary depending upon negotiated surcharge fees at newly deployed ATMs, the roll-out of additional branding arrangements, and future negotiations with existing merchant partners, as well as our ongoing efforts to improve profitability through improved pricing. For those ATMs that we own or operate on surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who are participants of such networks, but rather we receive interchange and branding revenues (as discussed below.) Surcharge fees in the United Kingdom are typically higher than the surcharge fees charged in the United States. In Mexico, surcharge fees are generally less than those charged in the United States.

•	Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for the use of the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. We receive a portion of the interchange fee paid to the EFT network. In the United States and Mexico, interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. In the United Kingdom, interchange fees are earned on all ATM transactions other than surcharge-bearing cash withdrawals. Interchange fees are set by the ETF networks and vary according to EFT network arrangements with financial institutions, as well as the type of transaction. Such fees are typically lower for balance inquiries and fund transfers and higher for withdrawals.

•	Branding revenue. We generate branding revenue in a variety of ways. Under a bank branding agreement, ATMs that are owned and operated by us are branded with the signage of and operated as if they were owned by the branding financial institution. Customers of the branding institution can use those machines without paying a surcharge, and, in exchange, the financial institution pays us a monthly per-machine fee for such branding. We think that this type of branding arrangement will typically result in an increase in transaction levels at the branded ATMs, as existing customers continue to use the ATMs and new customers of the branding financial institution are attracted by the surcharge-free service. Additionally, although we forego the surcharge fee on ATM transactions by the branding institution’s customers, we continue to earn interchange fees on those transactions along with the monthly branding fee, and typically enjoy an increase in surcharge-bearing transactions from users who are not customers of the branding institution as a result of having a bank brand on our ATMs. Overall, based on the above, we believe a branding arrangement can substantially increase the profitability of an ATM versus operating the same machine in an unbranded mode. Fees paid for branding an ATM vary widely within our industry, as well as within our own operations. We expect that this variance in branding fees will continue in the future. However, because our strategy is to set branding fees at levels sufficient to offset lost surcharge revenue, we do not expect any such variance to cause a decrease in our total revenues.

We also generate branding revenue from the ATMs we include in our nationwide surcharge-free Allpoint network, of which we are the largest member and owner, as well as our recently instituted MasterCard surcharge-free network. Network branding is an arrangement where a financial institution’s customers are allowed to use most of our nationwide ATM network on a surcharge-free basis. In the case of the Allpoint surcharge-free network, each participating financial institution pays us a fixed fee per cardholder to participate in the network. Under the MasterCard surcharge-free network, we receive a fee from MasterCard for each surcharge-free withdrawal transaction conducted on our network. Although we forego surcharge revenues on those transactions, we do earn interchange revenues in addition to network branding revenues, and believe that many of these transactions are incremental. Consequently, we believe that network branding arrangements can enable us to profitably operate in the significant portion of the ATM transaction market that does not involve a surcharge.
     The following table sets forth information on our surcharge, interchange, and branding revenues per withdrawal transaction for the years indicated:

	2006	2005	2004
Per withdrawal transaction:
Surcharge revenue	$1.52	$1.52	$1.45
Interchange revenue	0.55	0.56	0.60
Branding revenue	0.13	0.06	0.03
     The following table breaks down our total ATM operating revenues into its various components for the years indicated:

	2006	2005	2004
Surcharge revenues	67.5%	69.9%	68.9%
Interchange revenues	24.5	25.7	28.3
Branding revenues	6.0	2.6	1.3
Other revenues	2.0	1.8	1.5

Total ATM operating revenues	100.0%	100.0%	100.0%

     ATM Product Sales and Other Revenues. We present revenues from the sale of ATMs and other non-transaction based revenues as “ATM product sales and other revenues” in the accompanying consolidated statements of operations. These revenues consist primarily of sales of ATMs and related equipment to merchants operating under merchant-owned arrangements, as well as sales under our value-added reseller program with NCR. While we expect to continue to derive a portion of our revenues from direct sales of ATMs in the future, we expect that this source of revenue will not comprise a substantial portion of our total revenues in future periods.

Cost of Revenues
     Our cost of revenues consists of those costs directly associated with ATM transactions completed on our ATM network. Such costs include:
•	Merchant fees. We pay our merchants a fee that depends on a variety of factors, including the type of arrangement under which the ATM is placed and the number of transactions at that ATM.

•	Processing fees. We pay fees to third-party vendors for processing transactions originated at our ATMs. These vendors, which include Star Systems, Fiserv, Lynk, and Elan Financial Services, communicate with the cardholder’s financial institution through EFT networks to gain transaction authorization and to settle transactions. As previously noted, we are in the process of converting most of our ATMs over to our own in-house processing switch, which should result in a slight reduction in our overall processing costs in the future.

•	Cost of cash. Cost of cash includes all costs associated with the provision of cash by us for our ATMs, including fees for the use of cash, armored courier services, insurance, cash reconciliation, and associated wire fees. Changes in interest rates could affect our cost of cash. However, we have entered into a number of interest rate swap transactions to hedge our exposure through 2010 on varying amounts of our current and anticipated outstanding domestic ATM cash balances.

•	Communications. Under our company-owned arrangements, we are responsible for expenses associated with providing telecommunications capabilities to the ATMs, allowing the ATMs to connect with the applicable EFT network.

•	Repairs and maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the ATM. We typically manage the provision of these services by third parties with national operations. Our primary maintenance vendors are Diebold, NCR, and Pendum.

•	Direct operations. These expenses consist of costs associated with managing our ATM network, including expenses for monitoring the ATMs, program managers, technicians, and customer service representatives.

•	Cost of equipment revenue. In connection with the sale of equipment to merchants and value added resellers, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses.
     We define variable costs as those incurred on a per transaction basis. Processing fees and the majority of merchant fees fall under this category. Processing fees and merchant fees accounted for approximately 58.6% of our cost of ATM operating revenues in 2006. Therefore, we estimate that approximately 41.4% of our cost of ATM operating revenues is generally fixed in nature, meaning that any significant decrease in transaction volumes would lead to a decrease in the profitability of our ATM service operations, unless there were an offsetting increase in per-transaction revenues or decrease in our fixed costs.
     The profitability of any particular ATM location, and of our entire ATM services operation, is driven by a combination of surcharge, interchange, and branding revenues, as well as the level of our related costs. Accordingly, material changes in our average surcharge fee or average interchange fee may be offset by branding or other ancillary revenues, or by changes in our cost structure. Because a variance in our average surcharge fee or our average interchange fee is not necessarily indicative of a commensurate change in our profitability, you should consider these measures only in the context of our overall financial results.
Indirect Operating Expenses
     Our indirect operating expenses include general and administrative expenses related to administration, salaries, benefits, advertising and marketing, depreciation of the ATMs we own, amortization of our acquired merchant contracts, and interest expense related to borrowings under our bank credit facility and our senior subordinated notes. We depreciate our capital equipment on a straight-line basis over the estimated life of such equipment and amortize the value of acquired merchant contracts over the estimated lives of such assets. Because we repaid certain of our lower interest rate bank credit facilities with the net proceeds received under the higher interest rate senior subordinated notes offering in August 2005, our overall level of interest expense will increase in the future. Reference is made to the Liquidity and Capital Resources section below.

Developing Trends in the ATM Industry
     International opportunities. In many regions of the world, ATMs are less common than in the United States. We believe the ATM industry will grow faster in international markets than in the U.S., as the number of ATMs per capita in those markets approaches the U.S. levels. We believe some of these markets (such as the United Kingdom and Mexico) provide attractive expansion opportunities for us.
     The United Kingdom is the third largest ATM market in Europe, after Germany and Spain. Until the late 1990s, most U.K. ATMs were installed at bank and building society branches. Non-bank operators began to deploy ATMs in the United Kingdom in December 1998 when LINK (which connects together the ATM networks of all U.K. ATM operators) allowed them entry into its network via arrangements between non-bank operators and U.K. financial institutions. We believe that non-bank ATM operators have benefited in recent years from customer demand for more conveniently located cash machines, the emergence of internet banking with no established point of presence and the closure of bank branches due to consolidation. According to LINK, a total of approximately 61,000 ATMs were deployed in the United Kingdom as of December 2006, of which approximately 28,100 were operated by non-banks. This has grown from approximately 36,700 total ATMs in 2001, with less than 7,000 operated by non-banks.
     Mexico currently has approximately 25,000 ATMs operating throughout the country, most of which are owned by national and regional banks. Historically, surcharge fees were not allowed pursuant to existing Mexican law. However, in July 2005, the Mexican government approved a measure that now allows ATM operators to charge a fee to individuals withdrawing cash from their ATMs. Given the relatively low level of penetration of ATMs in Mexico, we believe that a unique opportunity exists for us to capitalize on the expected growth in off-premise ATMs in Mexico.
     Bank and network branding opportunities. Our primary assets are our contracts with merchants that allow us to operate ATMs in over 25,000 retail locations, many of which are on prime, high-traffic real estate. Many U.S. banks serving the market for consumer banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points and to make themselves more convenient to their customers. We believe that a large owned-ATM network would be a key strategic asset for a bank, but we also believe it would be uneconomical for all but the very largest banks to build and operate an extensive ATM network. Currently, most of the largest banks do not operate nationwide ATM networks. We believe that these factors, when combined, create significant revenue and profit opportunities for us related to bank and network branding.
     Bank and other financial institution outsourcing opportunities. Our industry experience, vendor relationships, and economy of scale advantages provide us with the opportunity to offer outsourced ATM services to banks and other financial institutions. While many banks and other financial institutions own significant networks of ATMs that serve as extensions of their branch networks and increase the level of service offered to their customers, such large ATM networks are costly to operate and typically do not provide significant revenue for banks and other financial institutions. Large banks and other financial institutions typically incur a monthly operating expense of approximately $1,750 per off-premise ATM. On average, large non-bank ATM operators are able to operate off-premise ATMs at an approximate cost of $700 per month. We believe there is an opportunity for large non-bank ATM operators with low costs and an established operating history to contract with financial institutions to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending their customer service.
     Transaction revenue declines. During the first half of 2005, our total domestic transaction revenues (including surcharge, interchange and branding fees) declined by approximately 2.5% (versus prior year levels) for those ATMs that were transacting throughout the same periods in both years. We attributed such decline to a number of factors, including (i) the increased use of debit cards as a means of payment in certain types of retail establishments, (ii) an increase in free “cash back” point-of-sale transactions, and (iii) increased competition associated with the increased number of off-premise, surcharging ATMs within the United States. However, during the second half of 2005, our total domestic transaction revenues for ATMs that were transacting throughout the same periods in both years increased slightly when compared to the prior year. Furthermore, the positive trend seen during the second half of 2005 carried over into 2006, with comparable transaction revenues increasing by approximately 1.8% year-over-year. We attribute this recent positive trend to increased revenues associated with our bank and network branding initiatives as well as increased surcharge rates in selected merchant retail locations.

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
Recent Events
     Acquisitions. In February 2006, we acquired a majority ownership stake in CCS Mexico, an independent ATM operator located in Mexico, for approximately $1.0 million in cash consideration and the assumption of approximately $0.4 million in additional liabilities. Additionally, we incurred approximately $0.3 million in transaction costs associated with this acquisition. CCS Mexico, which (as previously noted) was renamed Cardtronics Mexico upon the completion of our investment, currently operates approximately 350 surcharging ATMs in selected retail locations throughout Mexico. With Mexico having approved surcharging for off-premise ATMs in 2005, we anticipate placing additional surcharging ATMs in other retail establishments throughout Mexico as those opportunities arise.
     In December 2005, we acquired all of the outstanding shares of ATM National, Inc., the owner and operator of the Allpoint nationwide surcharge-free ATM network. The consideration for such acquisition totaled $4.8 million and was comprised of $2.6 million in cash; 21,111 shares of our common stock; and the assumption of approximately $0.4 million in additional liabilities.
     Financing transactions. In February 2006, we amended our existing revolving credit facility to remove and modify certain restrictive covenants contained within the facility and to reduce the maximum borrowing capacity from $150.0 million to $125.0 million. Although the maximum borrowing capacity was reduced, the overall effect of the amendment was to increase our liquidity and financial flexibility through the removal and modification of certain restrictive covenants contained in the previous revolving credit facility. Such covenants, which were originally structured to accommodate an acquisitive growth strategy, have either been eliminated or modified to reflect a greater focus on our organic growth initiatives. As a result of this amendment, we had approximately $52.8 million in borrowing capacity under the revolving credit facility as of December 31, 2006. Additionally, in connection with this amendment, we recorded a pre-tax charge of approximately $0.5 million associated with the write-off of previously deferred financing costs related to the facility.
     Winn-Dixie bankruptcy. In February 2005, Winn-Dixie, one of our merchant customers, filed for bankruptcy protection. As part of its bankruptcy restructuring efforts, Winn-Dixie closed or sold approximately 400 of its stores since early 2005, 378 of which included our ATMs. Accordingly, we deinstalled the ATMs that were operating in those locations. Pursuant to the ATM management agreement that we assumed in connection with acquisition of the Winn-Dixie ATM portfolio in 2003, Winn-Dixie was required to provide us with a rebate for most ATMs that were removed due to its store closures. Additionally, as part of our acquisition agreement with the former owner of the Winn-Dixie ATM portfolio, we were designated as the beneficiary of a letter of credit under which we could make draws in the event Winn-Dixie refused to pay such rebates. We fully drew $3.6 million under such letter of credit and utilized the proceeds to help defray a portion of the lease costs associated with approximately 290 of the ATMs that were deinstalled and to cover the costs associated with removing the aforementioned ATMs from the closed store locations.
     On November 9, 2006, the bankruptcy court confirmed Winn-Dixie’s plan of reorganization and approved an amended ATM operating agreement entered into between us and Winn-Dixie that, among other things, outlined the terms and conditions under which we would continue to operate the 500 ATMs located in the Winn-Dixie store locations that have remained in operation. On November 19, 2006, the order approving the plan became final. Accordingly, we have now begun operating the ATMs in the Winn-Dixie portfolio under the terms of the amended agreement. Such terms compare favorably with those seen in our other domestic company-owned ATM operating agreements. As a result, we do not expect to see a decline in our gross profits associated with the Winn-Dixie relationship and have not recorded an impairment charge related to the existing tangible and intangible assets associated with such agreement, which amounts totaled approximately $3.4 million as of December 31, 2006.
     In addition to the above, the terms and conditions of the amended ATM operating agreement required Winn-Dixie to pay certain consideration in satisfaction of the rebate amounts owed to us pursuant to the previous ATM operating agreement. We received such consideration during the fourth quarter of 2006, which was comprised of a $1.0 million cash payment and approximately 310,000 shares of post-bankruptcy equity securities issued by Winn-Dixie, initially valued at approximately

$3.4 million. Both the $1.0 million cash payment and the initial $3.4 million in equity securities received have been reflected in the “Other income” line item in the accompanying consolidated statement of operations for the year ended December 31, 2006. Subsequent changes in the fair value of the securities have been recorded in other comprehensive income, as we have classified the equity securities received as available-for-sale securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In January 2007, we completed the sale of these securities for total proceeds of approximately $3.9 million.
     In a related matter, on October 31, 2006, we entered into an agreement to purchase approximately 787 ATMs that are currently (or were formerly) located in Winn-Dixie store locations operated by us under a lease with Fleetwood Financial. The purchase price, which totaled approximately $1.6 million, absolves us of any remaining obligations under the aforementioned lease agreement and will provide us with additional flexibility with respect to the timing of our Triple DES compliance upgrades for such ATMs. See the Liquidity and Capital Resources section below for more information on our Triple DES compliance efforts.
     Customer contract cancellations. In March and April 2006, we received notice from two of our customers that such customers would not be renewing their contracts with us. On a combined basis, these customer contracts, one of which expired in August 2006 and the other which is scheduled to expire in April 2007, accounted for approximately 3.1% of our total revenues and 4.3% of our total gross profits for the year ended December 31, 2005. Additionally, we received a $1.1 million early termination payment from one of the customers in May 2006 related to a portion of the installed ATM base that was deinstalled prior to the scheduled contract termination date. Furthermore, in August 2006, we received a $0.5 million payment from another one of our customers related to the sale of a number of its stores to another party. Both the $1.1 million and the $0.5 million payments have been reflected as other income in the accompanying consolidated statement of operations for the year ended December 31, 2006. We do not believe that the cancellation of these contracts or the sale of the aforementioned store locations will have a material adverse impact on our results of operations, financial condition or liquidity.
     Merchant-owned account attrition. In general, we have experienced nominal turnover among our customers with whom we typically enter into company-owned arrangements and have been very successful in negotiating contract renewals with such customers. Conversely, we have experienced a higher turnover rate among our smaller merchant-owned customers, with our domestic merchant-owned account base declining by nearly 14.1% during the year ended December 31, 2006. Part of this attrition is due to an internal initiative launched by us earlier in the year to aggressively identify, restructure or eliminate certain underperforming merchant-owned accounts, as evidenced by the fact that the year-over-year gross profits associated with our domestic merchant-owned business declined by only 4.6%. However, an additional key driver of this attrition is local and regional independent ATM service organizations that are targeting our smaller merchant-owned accounts upon the termination of the merchants’ contracts with us, or upon a change in the merchants’ ownership, which can be a common occurrence. Accordingly, we have recently launched another internal initiative to identify and retain those merchant-owned accounts where we believe it makes economic sense to do so. At this point, we cannot accurately predict what the results will be of these recently initiated retention efforts or whether such efforts will be successful in reducing the aforementioned attrition rate. Furthermore, because of our efforts to eliminate certain underperforming accounts, we may continue to experience the aforementioned downward trend in our merchant-owned account base for the foreseeable future. Finally, because the EFT networks have required that all ATMs be Triple DES compliant by the end of 2007, it is likely that we will lose some additional merchant-owned accounts during the course of 2007 as some merchants with low transacting ATMs may decide to dispose of their ATMs rather than incur the costs to upgrade or replace their existing machines.

Results of Operations
     The following table sets forth our statement of operations information as a percentage of total revenues for the years indicated:

	Years Ended
	December 31,
	2006	2005	2004
Revenues:
ATM operating revenues	95.7%	96.3%	94.7%
ATM product sales and other revenues	4.3	3.7	5.3

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues	71.5	74.3	74.4
Cost of ATM product sales and other revenues	3.9	3.6	4.5

Total cost of revenues	75.4	77.9	78.9

Gross profit (exclusive of depreciation and amortization shown separately below)	24.6	22.1	21.1
Operating expenses:
Selling, general and administrative expenses	7.4	6.6	7.0
Depreciation and accretion expense	6.3	4.8	3.5
Amortization expense	4.1	3.3	2.9

Total operating expenses	17.8	14.7	13.4

Income from operations	6.8	7.4	7.7
Other (income) expense:
Interest expense, net	8.5	8.4	2.7
Minority interest in subsidiary	(0.1)	0.0	0.0
Other	(1.6)	0.4	0.1

Total other expense	6.8	8.8	2.8

(Loss) income before income taxes	—	(1.4)	4.9
Income tax provision (benefit)	(0.2)	(0.5)	1.9

Net (loss) income	(0.2)%	(0.9)%	3.0%

Key Operating Metrics
     The following table sets forth information regarding key measures we rely on to gauge our operating performance, including total withdrawal transactions, withdrawal transactions per ATM and gross profit and gross profit margin per withdrawal transaction for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
Average number of transacting ATMs	25,778	26,164	17,936
Total transactions (in thousands)	172,808	156,851	111,577
Monthly total transactions per ATM	559	500	518
Total withdrawal transactions (in thousands)	125,078	118,960	86,821
Monthly withdrawal transactions per ATM	404	379	403
Per withdrawal transaction:
Total transaction revenues	$2.25	$2.18	$2.10
Cost of transaction revenues	1.68	1.68	1.65

Transaction gross profit (1)	$0.57	$0.50	$0.45
Transaction gross profit margin (2)	25.3%	22.9%	21.4%

(1)	Transaction gross profit is a measure of profitability that uses only the revenues and expenses that are transaction-based. The revenues and expenses from ATM equipment sales and other ATM-related services are not included.

(2)	The increase in transaction gross profit margins in 2006 when compared to 2005 is due to the increases in revenues associated with the Company’s bank and network branding initiatives, increased surcharge rates in selected merchant retail locations, and higher gross profit margins associated with our United Kingdom portfolio of ATMs (which was acquired in May 2005).

Revenues

	For the Years Ended December 31,
			% Change		% Change
(In thousands, excluding percentages)	2006	2005	2005 to 2006	2004	2004 to 2005
ATM operating revenues	$280,985	$258,979	8.5%	$182,711	41.7%
ATM product sales and other revenues	12,620	9,986	26.4%	10,204	(2.1)%

Total revenues	$293,605	$268,965	9.2%	$192,915	39.4%

     ATM operating revenues. The 8.5% increase in ATM operating revenues for the year ended December 31, 2006 (“2006”) was primarily attributable to revenues from our United Kingdom operations, which increased by $20.4 million, or 94.3%, from prior year levels. This increase was primarily due to the fact that results for the year ended December 31, 2005, only reflect eight months’ worth of operating results from the acquired Bank Machine operations. Also contributing to the United Kingdom increase were higher surcharge and interchange revenues resulting from the deployment of approximately 300 additional ATMs during the past year and higher per ATM withdrawal transactions, which increased 17.6% over prior year. Our domestic operations also contributed to the increase in ATM operating revenues in 2006 as higher bank and network branding revenues more than offset the declines in surcharge and interchange revenues that resulted from a decrease in the number of merchant-owned ATMs under contract.
     For the year ended December 31, 2005 (“2005”), ATM operating revenues increased 41.7% over the year ended December 31, 2004 (“2004”), primarily due to higher ATM transaction volumes. Specifically, withdrawal transactions increased approximately 37.1% to 119.0 million transactions for the year ended December 31, 2005, from 86.8 million during the same period in 2004. This growth in transaction volume was driven largely by the E*TRADE Access ATM portfolio acquisition, which was only included in the 2004 results for the last six months of that year, as well as the three acquisitions consummated in 2005, including the Bank Machine acquisition in May 2005. Additionally, higher overall bank and network branding revenues contributed to the year-over-year increase.
     ATM product sales and other revenues. ATM product sales and other revenues for 2006 increased approximately 26.4% from prior year levels. Such increase was primarily due to higher service call income resulting from Triple DES security upgrades performed in the United States, higher year-over-year equipment and value-added reseller (“VAR”) program sales, and higher non-transaction based fees associated with our domestic network branding program.
     In 2005, ATM product sales and other revenues decreased approximately 2.1% when compared to 2004. This decrease was primarily due to lower overall sales of equipment under our VAR program as a result of a large sale in 2004 that did not repeat in 2005. However, such decrease was partially offset by higher ATM product sales to our merchant-owned customers and slightly higher ATM service revenues.
Cost of Revenues and Gross Margins

	For the Years Ended December 31,
			% Change		% Change
(In thousands, excluding percentages)	2006	2005	2005 to 2006	2004	2004 to 2005
Cost of ATM operating revenues	$209,850	$199,767	5.0%	$143,504	39.2%
Cost of ATM product sales and other revenues	11,443	9,681	18.2%	8,703	11.2%

Total cost of revenues	$221,293	$209,448	5.7%	$152,207	37.6%

ATM operating revenues gross margin	25.3%	22.9%		21.4%
ATM product sales and other revenues gross margin	9.3%	3.1%		14.7%
Total gross margin	24.6%	22.1%		21.1%
     Cost of ATM operating revenues. The slight increase in cost of ATM operating revenues for 2006 was driven by our United Kingdom operations, which experienced a $12.9 million, or 91.1%, increase in such costs from prior year levels. This increase was primarily due to the fact that the 2005 results reflect only eight months’ worth of operating results from the acquired Bank Machine operations, as previously noted. However, also contributing to the increase were higher merchant payments and increased ATM cash costs, which were a result of the aforementioned increased number of ATM merchant locations in the United Kingdom. In the United States, the cost of ATM operating revenues for 2006 declined by $3.4 million, or 1.8%, when compared to 2005. Such decline was primarily due to lower merchant fees, resulting from the aforementioned year-over-year decline in domestic surcharge revenues, which is a direct result of the lower number of merchant-owned accounts.
     In 2005, the 39.2% increase in cost of ATM operating revenues over the prior year was primarily due to the higher overall cost of ATM operating revenues as a result of the E*TRADE Access ATM portfolio acquisition in June 2004 and, to a lesser extent, the three acquisitions consummated in 2005. Because the majority of the ATMs acquired in the E*TRADE Access ATM portfolio acquisition were merchant-owned machines, the related merchant fees are higher than those paid under company-owned arrangements. Overall, merchant fees increased by approximately $31.8 million, or 39.3%, during 2005 when compared to 2004, of which approximately $30.0 million was related to our domestic operations. The other primary components of cost of ATM operating revenues — maintenance fees, cost of cash, and armored courier fees — also contributed to the domestic cost increases in 2005. Such costs increased by $19.1 million, or 48.1% in 2005 when compared to 2004, with such increase being driven primarily by an increase in our overall number of ATMs, as a result of the aforementioned acquisitions, and higher cash rental fees due to higher domestic interest rates.
     Gross margin. The total gross margin earned for 2006 was 24.6%, representing an 11.3% increase over the 22.1% gross margin earned in 2005. Such increase was primarily due to a greater percentage of our gross profit being generated by our United Kingdom operations, which typically earn higher overall ATM operating margins than our domestic ATM operations. Additionally, our year-to-date results in 2006 reflect a full year’s worth of operating results from our United Kingdom operations compared to only eight months of operating results reflected in 2005. Furthermore, the year-over-year increase in bank and network branding revenues in the United States also contributed to the higher gross margin figure in 2006. Finally, our ATM product sales and other gross margins were higher year-over-year due to certain non-transaction based services that are now being provided as part of our network branding operations as well as higher equipment and VAR program sales.
     Our total gross margin for 2005 totaled 22.1%, up slightly from the 21.1% level achieved during 2004. Such increase was primarily attributable to higher than normal operating costs incurred during the last six months of 2004 as we worked to transition the acquired E*TRADE Access ATM portfolio on to our existing operating platform. Additionally, the 2005 results benefited from the impact of the Bank Machine acquisition, as our United Kingdom operations generate, on average, higher overall gross margins than our operations in the United States.
Selling, General, and Administrative Expense

	For the Years Ended December 31,
			% Change		% Change
(In thousands, excluding percentages)	2006	2005	2005 to 2006	2004	2004 to 2005
Stock-based compensation	$828	$2,201	(62.4)%	$956	130.2%
Other selling, general, and administrative expenses	20,839	15,664	33.0%	12,615	24.2%

Total selling, general, and administrative expenses	$21,667	$17,865	21.3%	$13,571	31.6%

Percentage of revenues:
Stock-based compensation	0.3%	0.8%		0.5%
Other selling, general, and administrative expenses	7.1%	5.8%		6.5%

Total selling, general, and administrative expenses	7.4%	6.6%		7.0%
     Other selling, general, and administrative expenses. For 2006, our selling, general, and administrative expenses, excluding stock-based compensation, increased by 33.0% when compared to the same period in 2005. Such increase was attributable to higher costs associated with our domestic operations, which increased $3.7 million, or 27.6%, primarily due to higher employee-related costs as well as higher accounting, legal, and professional fees resulting from our past growth. In the United Kingdom, selling, general, and administrative expenses increased $0.9 million when compared to the prior year due to the fact that the 2005 results included only eight months of operating results from Bank Machine. However, such increases were somewhat offset by certain cost savings measures that were implemented subsequent to the May 2005 acquisition date. Finally, our Mexico operations, which were acquired in February 2006, contributed approximately $0.6 million to the year-over-year variance.

     For 2005, selling, general, and administrative expense, excluding stock-based compensation, increased by 24.2% when compared to 2004. Such increase was primarily due to the hiring of additional employees in 2005 and higher overall professional fees, both of which were the result of our recent acquisitions and the additional ATM deployments made in 2005.
     We expect that our selling, general, and administrative expense will increase in 2007 due to the anticipated hiring of additional personnel and the incurrence of additional costs to support our future growth initiatives. For example, we currently expect our selling, general, and administrative expenses to increase by roughly $5.0 million in 2007 as we bring on additional sales and marketing staff and continue to incur costs associated with our in-house processing conversion efforts. Additionally, as a result of the successful registration of our senior subordinated notes in August 2006, we are now subject to the reporting requirements of the SEC, including those under the Sarbanes-Oxley Act of 2002. As a result of these additional compliance requirements, we anticipate higher accounting, legal, and professional fees in 2007 and beyond.
     Stock-based compensation. Stock-based compensation for the year ended December 31, 2006, decreased by 62.4% when compared to the same period in 2005. Such decrease was primarily due to an additional $1.7 million in stock-based compensation recognized during the 2005 period related to the repurchase of shares underlying certain employee stock options in connection with our Series B preferred stock financing transaction. Additionally, during the year ended December 31, 2006, we adopted SFAS No. 123R, which requires us to record the grant date fair value of stock-based compensation arrangements as compensation expense on a straight-line basis over the underlying service period of the related award. During 2006, we recognized approximately $0.6 million of stock-based compensation expense related to options granted during the year.
     The 130.2% increase in stock-based compensation expense in 2005 compared to 2004 was primarily due to the aforementioned $1.7 million of additional expense recognized in 2005 in conjunction with the Series B preferred stock financing transaction. This $1.7 million was partially offset by otherwise lower stock-based compensation expense in 2005 as a result of the graded-basis vesting of the restricted stock grant made to our Chief Executive Officer in 2003. See Item 8. Financial Statements and Supplementary Data, Note 3, in the accompanying consolidated financial statements for additional information regarding our stock-based compensation, including our initial adoption of SFAS No. 123R.
Depreciation and Accretion Expense

	For the Years Ended December 31,
			% Change		% Change
(In thousands, excluding percentages)	2006	2005	2005 to 2006	2004	2004 to 2005
Depreciation and accretion	$18,595	$12,951	43.6%	$6,785	90.9%

Percentage of revenues	6.3%	4.8%		3.5%
     The 43.6% increase in depreciation and accretion in 2006 was primarily comprised of a $3.3 million, or 30.3%, increase related to our United States operations and a $2.3 million, or 110.9% increase in our United Kingdom operations. The increase in the United States was primarily due to higher depreciation and accretion expense resulting from the deployment of additional ATMs under company-owned arrangements during the latter part of 2005 and throughout 2006, the majority of which were associated with our bank branding efforts. Additionally, the results for our U.S. operations reflected the acceleration of depreciation for certain ATMs that were deinstalled early as a result of contract terminations and certain ATMs that are expected to be replaced sooner than originally anticipated as part of our Triple DES security upgrade process. The year-over-year increase in the United Kingdom was driven by the aforementioned 300 additional ATM deployments and the fact that the 2005 results only reflect eight months’ worth of results from the acquired Bank Machine operations.
     As indicated in the table above, depreciation and accretion expense increased by 90.9% for the year ended December 31, 2005 when compared to 2004. Such increase was primarily due to the incremental ATMs acquired through the E*TRADE Access transaction in June 2004, and, to a lesser extent, the incremental ATMs associated with the acquisitions consummated in 2005. Additionally, higher overall accretion expense related to our asset retirement obligations, which resulted from the increase in our installed ATM base, contributed to the year-over-year change.
     The 2006 depreciation and accretion expense amount of $18.6 million includes a $0.5 million pre-tax adjustment relating to the reversal of excess accretion expense that was erroneously recorded in 2005. We reviewed this adjustment and determined that the impact of recording such out-of-period adjustment in 2006 (as opposed to reducing the reported 2005 depreciation and accretion expense amount) was immaterial to both reporting periods pursuant to the provisions contained in SEC Staff Accounting Bulleting (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In forming this opinion, we considered the nature of the adjustment (cash versus non-cash) and the relative size of the adjustment to certain financial statement line items, including revenues, gross profits, and pre-tax income (or loss) amounts for each period, including the interim periods contained within both years. Furthermore, we considered the impact of recording this adjustment in 2006 on our previously reported earnings and losses for such periods and concluded that such adjustment did not impact the trend of our previously reported earnings and losses.
     In the future, we expect that our depreciation and accretion expense will grow in proportion to the increase in the number of ATMs we own and deploy throughout our company-owned portfolio. Since we expect that our future growth will be largely driven by additional ATM roll outs in our company-owned accounts, we expect our depreciation and accretion expense to continue to increase for the foreseeable future. See the Liquidity and Capital Resources section below for additional information on our capital expenditures program.
Amortization Expense

	For the Years Ended December 31,
			% Change		% Change
(In thousands, excluding percentages)	2006	2005	2005 to 2006	2004	2004 to 2005
Amortization	$11,983	$8,980	33.4%	$5,508	63.0%

Percentage of revenues	4.1%	3.3%		2.9%
     As indicated in the table above, amortization expense, which is primarily comprised of amortization of intangible merchant contracts and relationships associated with our past acquisitions, increased by 33.4% for 2006 when compared to 2005. Such increase was primarily driven by a $2.8 million impairment charge recorded during the first quarter of 2006 related to the BAS Communications, Inc. (“BASC”) ATM portfolio, which resulted from a reduction in anticipated future cash flows resulting primarily from a higher than planned attrition rate associated with this acquired portfolio. Also contributing to the increase in 2006 was the fact that the 2005 amount only reflects eight months’ worth of amortization expense from the Bank Machine acquisition, and only seven and five months’ worth of amortization expense, respectively, related to the BASC and Neo Concepts, Inc. acquisitions.
     For 2005, amortization expense increased by 63.0% for the year when compared to 2004. Such increase was primarily due to the incremental amortization expense associated with the merchant contracts and relationships acquired in the E*TRADE Access transaction in June 2004 and, to a lesser extent, the incremental merchant contracts and relationships acquired in 2005. Additionally, we recorded a $1.2 million impairment charge in 2005 related to certain previously acquired merchant contract/relationship intangible assets.
Interest Expense, net

	For the Years Ended December 31,
			% Change		% Change
(In thousands, excluding percentages)	2006	2005	2005 to 2006	2004	2004 to 2005
Interest expense, net	$23,143	$15,485	49.5%	$4,155	272.6%
Amortization and write-off of financing costs and bond discount	1,929	6,941	(72.2)%	1,080	542.7%

Total interest expense, net	$25,072	$22,426	11.8%	$5,235	328.4%

Percentage of revenues	8.5%	8.4%		2.7%
     Interest expense, net. As indicated in the table above, interest expense, excluding the amortization and write-off of financing costs and bond discount, increased by 49.5% in 2006 when compared to 2005. Such increase was due to (i) the additional borrowings made under our bank credit facilities in May 2005 to finance the Bank Machine acquisition, and (ii) the incremental interest expense associated with our senior subordinated notes offering, which was completed in August 2005. Further contributing to the increase in interest expense in 2006 was the increase in the annual interest rate on the Notes from 9.25% to 9.50% in June 2006, and from 9.50% to 9.75% in September 2006, before reverting back to the stated rate of 9.25% in October 2006 upon the successful completion of our exchange offer. Such increases occurred as a result of our inability to register our senior subordinated notes with the SEC and complete the related exchange offer within 300 days from the issuance of such Notes. We completed the exchange offer in October 2006. Finally, the increase in interest expense for 2006 was also impacted by an overall increase in the floating interest rates paid under our revolving credit facility.
     For the year ended December 31, 2005, interest expense, excluding the amortization and write-off of financing costs and bond discount, increased 272.6% when compared to 2004. Such increase was primarily attributable to the additional borrowings made under our bank credit facilities in June 2004 and May 2005 to finance the E*TRADE Access ATM portfolio acquisition and the Bank Machine acquisition, respectively, and the incremental interest expense associated with our senior subordinated notes offering in August 2005. Additionally, higher overall short-term interest rates in 2005 contributed to the year-over-year increase.
     We expect our cash interest expense amount to increase 10.0% to 15.0% in 2007 as we increase our outstanding borrowings during year to help fund our capital expansion programs in the U.S., the U.K. and Mexico. See the Liquidity and Capital Resources section below for additional information on our capital expenditures program.
     Amortization and write-off of financing costs and bond discount. For 2006, expenses related to the amortization and write-off of financing costs and bond discount decreased 72.2% when compared to 2005. The increased expenses for 2005 were due to the write-off of approximately $5.0 million of deferred financing costs as a result of amendments to our bank credit facility in May 2005 and the repayment of our term loans in August 2005. During 2006, the Company wrote-off approximately $0.5 million in deferred financing costs in connection with certain modifications made to the Company’s existing revolving credit facilities in February 2006. In 2004, we expensed approximately $0.1 million related to certain fees paid in connection with the amendment of our then existing bank credit facility.
Other (Income) Expense

	For the Years Ended December 31,
			% Change		% Change
(In thousands, excluding percentages)	2006	2005	2005 to 2006	2004	2004 to 2005
Minority interest	$(225)	$15	(1,600.0)%	$19	(21.1)%
Other (income) expense	(4,761)	968	(591.8)%	209	363.2%

Total other (income) expense	$(4,986)	$983	(607.2)%	$228	331.1%

Percentage of revenues	(1.7)%	0.4%		0.1%
     As indicated in the table above, we recorded approximately $4.8 million in other income for the period ended December 31, 2006, compared to $1.0 million of other expense in 2005. The income amount recognized in 2006 is primarily attributable to the recognition of $4.8 million ($3.0 million after-tax) in other income primarily related to settlement proceeds received from Winn-Dixie as part of that company’s successful emergence from bankruptcy. Also contributing to the increase in 2006 was a $1.1 million contract termination payment that was received from one of our customers in May 2006 and a $0.5 million payment received in August 2006 from one of our customers related to the sale of a number of its stores to another party. As previously noted, we do not believe that the termination of these contracts will have a material adverse impact on our results of operations, financial condition or liquidity. The above amounts were partially offset by $1.6 million of losses related to the disposal of a number of ATMs. (See the Recent Events section above for additional details regarding the Winn-Dixie bankruptcy settlement and contract termination payments, as well as Item 8. Financial Statements and Supplementary Data, Note 5, for additional details of the Winn-Dixie bankruptcy settlement.)
Income Tax Provision (Benefit)

	For the Years Ended December 31,
			% Change		% Change
(In thousands, excluding percentages)	2006	2005	2005 to 2006	2004	2004 to 2005
Income tax provision (benefit)	$512	$(1,270)	140.3%	$3,576	(135.5)%

Effective tax rate	(2,694.7)%	34.4%		38.1%
     As indicated in the table above, we had income tax expense of $0.5 million and $3.6 million in 2006 and 2004, respectively, and an income tax benefit of $1.3 million in 2005. In 2006, our effective tax rate was unusually high due to our consolidated breakeven results, certain non-deductible expenses, a contingent tax liability that was recorded in 2006 related to our United Kingdom operations, and the fact that we are providing a full valuation allowance on all tax benefits associated with our Mexico operations. In 2005, our effective tax rate was lower when compared to 2004 primarily due to a change in our effective state income tax rate in 2005 and the results of our United Kingdom operations, which are taxed at a lower statutory rate. As long as our consolidated financial results remain at or near breakeven levels, our effective tax rate will likely continue to vary considerably from quarter to quarter depending on the mix of pre-tax income and loss amounts generated in our domestic and foreign tax jurisdictions.
     We have currently concluded that it is more likely than not that the deferred tax assets associated with our United States and United Kingdom operations are fully recoverable. Accordingly, no valuation allowance has been established for those operations. In Mexico, we have fully reserved for the net deferred tax assets associated with that operation due to their uncertain future utilization. If our conclusions regarding the recoverability of the deferred tax assets in our United States and United Kingdom operations change, we may be required to record future charges, which could be significant, to establish valuation allowances for such assets.
Liquidity and Capital Resources
Overview
     As of December 31, 2006, we had approximately $2.7 million in cash and cash equivalents on hand and approximately $252.9 million in outstanding long-term debt and notes payable.
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
Operating Activities
     Net cash provided by operating activities was $25.4 million, $33.2 million, and $20.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. The decrease in 2006 was primarily attributable to the payment of approximately $18.7 million in additional interest costs in 2006 related to our senior subordinated notes, which were issued in August 2005, offset somewhat by the incremental operating cash flows generated by our United Kingdom operations as well as our domestic bank and network branding arrangements. The increase in 2005 was primarily attributable to the full-year effect of the E*TRADE Access ATM portfolio acquisition and, to a lesser extent, the acquisitions consummated in 2005. Additionally, incremental costs associated with the integration of the ETA ATM portfolio and costs associated with our planned initial public offering during 2004 burdened our 2004 net cash provided by operating activities.
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

Investing Activities
     Net cash used in investing activities totaled $36.0 million, $140.0 million, and $118.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. The significant year-over-year decrease from 2005 to 2006 was driven by the $105.8 million in cash that was expended to fund the Bank Machine, BASC, and Neo Concepts, Inc. acquisitions during the first six months of 2005. During 2005 and 2004, a majority of the cash used in investing activities was utilized to fund the acquisition of a number of ATM portfolios and businesses, including the E*TRADE Access ATM portfolio in 2004 and the Bank Machine acquisition in 2005. Additionally, such cash was utilized to make capital expenditures related to those acquisitions, to install additional ATMs in connection with acquired merchant relationships, and to deploy ATMs in additional locations of merchants with which we had existing relationships. Total capital expenditures, including exclusive license payments and site acquisition costs, were $36.1 million, $31.9 million, and $19.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     We currently anticipate that our capital expenditures will total approximately $55.0 million in 2007, net of minority interest. Such level of expenditures will require that we amend the limitation on the amount of capital expenditures that we can incur, as currently contained in our bank credit facility. If we are unsuccessful in amending such facility, then our anticipated capital expenditures for 2007 will be reduced accordingly. However, if we were to reduce our anticipated capital expenditures for 2007, such reduction, while limiting our potential growth prospects, would not have a negative impact on our current results of operations, financial condition, or liquidity.
     The majority of our planned 2007 capital expenditures will be utilized to fund organic growth projects in all of our operating segments, including the purchasing of ATMs for existing as well as new ATM management agreements. Currently, such amount does not include any amounts that may be utilized to fund future acquisitions. However, as has been the case in the past, we will continue to pursue selected acquisitions that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.
     Included in the above capital expenditure estimate for 2007 is roughly $14.0 million that we expect to spend in connection with the upgrades of all of our domestic company-owned ATMs to be both EPP and Triple DES compliant by the end of 2007. We believe this timeframe will be acceptable to the major processing networks. We currently expect that our capital expenditure needs will be funded with cash generated from our operations, supplemented by additional borrowings under our revolving credit facility when needed. Given the anticipated increase in our capital expenditure program in 2007, we currently expect that the amount outstanding under our revolving credit facility will increase during the course of the year.
     Finally, we may be required to make additional capital expenditures in future periods to comply with anticipated new regulations resulting from the ADA. Furthermore, in connection with our E*TRADE Access acquisition, we assumed responsibility for the outcome of a lawsuit instituted in Massachusetts Federal District Court by the National Federation of the Blind and the Commonwealth of Massachusetts. In this lawsuit, the plaintiffs initially sought to require ETA to make all of the ATMs in its network “voice-enabled,” or capable of providing audible instructions to a visually-impaired person upon that person inserting a headset plug into an outlet at the ATM. We acknowledge that recently proposed accessibility guidelines under the ADA would require “voice-enabling” technology for newly installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. Although these new rules have not yet been adopted by the Department of Justice, we currently plan to make substantially all of our company-owned ATMs voice-enabled in conjunction with our aforementioned security upgrade efforts in 2007. The cost to do so is included in the aforementioned $14.0 million of anticipated capitalized expenditures related to our security upgrade efforts.
Financing Activities
     Net cash used in financing activities was $11.2 million for the year ended December 31, 2006, compared to net cash provided by financing activities of $107.2 million and $94.3 million for the years ended December 31, 2005 and 2004, respectively. In 2005 and 2004, the majority of our cash provided by financing activities resulted from issuances of additional long-term debt, offset somewhat in each period by our repayments of other long-term debt and capital leases. Such borrowings were primarily made in connection with the previously discussed ATM portfolio acquisitions, including the Bank Machine acquisition in 2005 and the E*TRADE Access acquisition in 2004. Additionally, in 2005 we issued $75.0 million worth of Series B preferred stock to a new investor, TA Associates. The net proceeds from such offering were utilized to redeem our existing Series A preferred stock, including all accrued and unpaid dividends related thereto, and to redeem approximately 24% of our outstanding common stock and vested options.
Financing Facilities
     As of December 31, 2006, we had approximately $252.9 million in outstanding long-term debt and notes payable, which was comprised of (i) approximately $198.8 million (net of discount of $1.2 million) of senior subordinated notes due August 2013, (ii) approximately $53.1 million in borrowings under our existing revolving and swing line credit facilities, and (iii) approximately $1.0 million in notes payable. Approximately $0.2 million of the notes payable is expected to be paid during 2007.
     Revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based upon LIBOR, or prime rate, at our option. At December 31, 2006, the weighted average interest rate on our outstanding facility borrowings was approximately 8.67%. In February 2006, we amended our revolving credit facility to remove or modify certain restrictive covenants contained within the facility and to reduce the maximum borrowing capacity from $150.0 million to $125.0 million. We recorded a pre-tax charge of approximately $0.5 million associated with the write-off of previously deferred financing costs related to the facility as a result of this amendment. Although the maximum borrowing capacity was reduced, the overall effect of the amendment was to increase our liquidity and financial flexibility through the removal and modification of certain restrictive covenants contained in the previous revolving credit facility. As of December 31, 2006, we had the ability to borrow an additional $52.8 million under the facility based on the covenants contained in such facility.
     Other borrowing facilities. In addition to the above revolving credit facility, Bank Machine has a £2.0 million unsecured overdraft facility that expires in July 2007. Such facility, which bears interest at 1.75% over the bank’s base rate (currently 5.25%), is utilized for general corporate purposes for our United Kingdom operations. As of December 31, 2006, approximately £1.9 million of this overdraft facility had been utilized to help fund certain working capital commitments and to post a £275,000 bond. No amounts were outstanding under the facility as of December 31, 2005, with the exception of the aforementioned bond. Amounts outstanding under the overdraft facility, other than those amounts utilized for posting bonds, are reflected in accounts payable in our consolidated balance sheet, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts.
     During November 2006, Cardtronics Mexico entered into a five-year equipment financing agreement. Such agreement, which bears interest at 11.03%, is to be utilized for the purchase of additional ATMs to support the Company’s Mexico operations. As of December 31, 2006, approximately $9.3 million pesos ($858,000 U.S.) was outstanding under this facility, with future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the loan agreement, Cardtronics, Inc. has issued a guaranty for 51.0% of the obligations under this agreement (consistent with its ownership percentage in Cardtronics Mexico.) As of December 31, 2006, the total amount of the guaranty was $4.8 million pesos ($437,000 U.S.).
Effects of Inflation
     Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of tangible and intangible assets, are not affected by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us.

Contractual Obligations
     The following table and discussion reflect our significant contractual obligations and other commercial commitments as of December 31, 2006:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Long-term financings:
Principal (1)	$39	$145	$207	$53,331	$235	$200,000	$253,957
Interest(2)	23,189	23,196	23,168	20,291	18,513	37,000	145,357
Notes payable(3)	155	—	—	—	—	—	155
Operating leases	1,015	895	752	414	282	321	3,679
Merchant space leases	4,571	4,517	2,309	1,309	1,251	2,439	16,396

Total contractual obligations	$28,969	$28,753	$26,436	$75,345	$20,281	$239,760	$419,544

(1)	Represents the face value of our senior subordinated notes of $200.0 million, which has been reflected net of unamortized discount of approximately $1.2 million in our consolidated financial statements, as well as the $53.1 million outstanding under our revolving credit facility and $0.8 million outstanding under our Mexico equipment financing facility.

(2)	Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2006.

(3)	Represents a fully-funded note issued in conjunction with the Bank Machine acquisition in 2005.
Critical Accounting Policies and Estimates
     Our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Item 8. Financial Statements and Supplementary Data, Note 1.
     Goodwill and intangible assets. We have accounted for the E*TRADE Access, Bank Machine, and ATM National, Inc. acquisitions as business combinations pursuant to SFAS No. 141, Business Combinations. Additionally, we have applied the concepts of SFAS No. 141 to our purchase of a majority interest in CCS Mexico. Accordingly, the amounts paid for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. As part of the purchase price allocation process for such acquisitions (excluding the acquisition of CCS Mexico), we engaged outside appraisal firms to help determine the fair values of the tangible and intangible assets acquired, excluding goodwill. Intangible assets that met the criteria established by SFAS No. 141 for recognition apart from goodwill included the acquired ATM operating agreements and related customer relationships, the Bank Machine and Allpoint (via the ATM National, Inc. acquisition) trade names, and the non-compete agreements entered into in connection with the CCS Mexico acquisition. The outside appraisal firms and the Company utilized commonly accepted valuation methodologies to determine the fair values of such intangible assets, including the discounted cash flow approach for the acquired customer-related intangible assets and the relief from royalty approach for the acquired trade names.
     The excess of the cost of the aforementioned acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed has been reflected as goodwill in our consolidated financial statements. As of December 31, 2006, our goodwill balance totaled $169.6 million, $82.9 million of which related to our acquisition of E*TRADE Access, and $82.2 million of which related to our acquisition of Bank Machine. The remaining balance is comprised of goodwill related to our acquisition of ATM National Inc. and our purchase of a majority interest in CCS Mexico. Intangible assets, net, totaled $67.8 million as of December 31, 2006, and included the intangible assets described above, as well as deferred financing costs, exclusive license agreements, and upfront merchant site acquisition costs.
     SFAS No. 142, Goodwill and Other Intangible Assets, provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Furthermore, SFAS 142 exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future.
     We evaluate the recoverability of our goodwill and non-amortized intangible assets by estimating the future discounted cash flows of the reporting units to which the goodwill and non-amortized intangible assets relate. We use discount rates corresponding to our cost of capital, risk adjusted as appropriate, to determine such discounted cash flows, and consider current and anticipated business trends, prospects, and other market and economic conditions when performing our evaluations. Such evaluations are performed at minimum on an annual basis, or more frequently based on the occurrence of events that might indicate a potential impairment. Such events include, but are not limited to, items such as the loss of a significant contract or a material change in the terms or conditions of a significant contract.
     Valuation of long-lived assets. We place significant value on the installed ATMs that we own and manage in merchant locations and the related acquired merchant contracts/relationships. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased contract intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We test our acquired merchant contract/relationship intangible assets for impairment, along with the related ATMs, on an individual contract/relationship basis for our significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships. In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition, (ii) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new branding arrangements, and (iii) estimates regarding our ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. During the years ended December 31, 2006 and 2005, we recorded approximately $2.8 million and $1.2 million, respectively, in additional amortization expense related to the impairment of certain previously acquired merchant contract/relationship intangible assets associated with our U.S. reporting segment.
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

     Asset Retirement Obligations. We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that we estimate the fair value of future retirement obligations associated with our ATMs, including costs associated with deinstalling the ATMs and, in some cases, refurbishing the related merchant locations. Such estimates are based on a number of assumptions, including (i) the types of ATMs that are installed, (ii) the relative mix where those ATMs are installed (i.e., whether such ATMs are located in single-merchant locations or in locations associated with large, geographically dispersed retail chains), and (iii) whether we will ultimately be required to refurbish the merchant store locations upon the removal of the related ATMs. Additionally, we are required to make estimates regarding the timing of when such retirement obligations will be incurred.
     The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is recorded as an operating expense in the accompanying consolidated financial statements. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded.
     Share-based compensation. As a result of our adoption of SFAS No. 123R, effective January 1, 2006, we are required to make certain estimates and judgments with respect to our share-based compensation programs. Such standard requires that we record compensation expense for all share-based awards based on the grant-date fair value of those awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including (i) the number of awards that may ultimately be forfeited by the recipients, (ii) the expected term of the underlying awards, and (iii) the future volatility associated with the price of our common stock. Such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2006, are outlined in detail in Item 8, Financial Statements and Supplementary Data, Note 3.
New Accounting Pronouncements Issued but Not Yet Adopted
     See Item 8, Financial Statement and Supplementary Data, Note 1(x) under New Accounting Pronouncements Issued but Not Yet Adopted.
Commitments and Contingencies
     The Company is subject to various legal proceedings and claims arising in the ordinary course of business, including certain proceedings which were previously associated with the acquired E*TRADE Access ATM business. The Company’s management does not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Item 8. Financial Statement and Supplementary Data, Note 14, for additional details regarding our commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure about Market Risk
Interest Rate Risk
     Our interest expense and our cash rental expense are sensitive to changes in the general level of interest rates in the United States, the United Kingdom, and Mexico, particularly because a substantial portion of our indebtedness accrues interest at floating rates and our ATM cash rental expense is based on market rates of interest. Our outstanding vault cash, which represents the cash we rent and place in our ATMs in cases where the merchant does not provide the cash, totaled approximately $421.0 million in the United States, $113.0 million in the United Kingdom, and $2.0 million in Mexico as of December 31, 2006. We pay a monthly fee on the average amount outstanding to our primary vault cash providers in the United States and the United Kingdom under a formula based on LIBOR. Additionally, in Mexico, we pay a monthly fee to our vault cash provider there under a formula based on TIIE.
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
     Net amounts paid or received under such swaps are recorded as adjustments to our cost of ATM operating revenues in the accompanying condensed consolidated statements of operations. During the years ended December 31, 2006 and 2005, there were no gains or losses recorded in the condensed consolidated statement of operations as a result of ineffectiveness associated with our existing interest rate swaps.
     As of December 31, 2006, our interest rate swaps had a carrying amount of $7.1 million, which represented the fair value of such agreements based on third-party quotes for similar instruments with the same terms and conditions, as such instruments are required to be carried at fair value. These swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of such swaps have been reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. As of December 31, 2006 and 2005, the accumulated unrealized gain on such swaps totaled approximately $4.4 million and $5.1 million, net of taxes of $2.7 million and $3.0 million, respectively.
     Based on the $421.0 million in vault cash outstanding in the United States as of December 31, 2006, and assuming no benefits from the existing interest rate hedges that are currently in place, for every interest rate increase of 100 basis points, we would incur an additional $4.2 million of vault cash rental expense on an annualized basis. Factoring in the $300.0 million in interest rate swaps discussed above, for every interest rate increase of 100 basis points, we would incur an additional $1.2 million of vault cash rental expense on an annualized basis. Based on the $113.0 million in vault cash outstanding in the United Kingdom as of December 31, 2006, for every interest rate increase of 100 basis points, we would incur an additional $1.1 million of vault cash rental expense on an annualized basis. In Mexico, we would incur roughly $20,000 in additional vault cash rental expense on an annualized basis for every interest rate increase of 100 basis points.
     In addition to the above, we are exposed to variable interest rate risk on borrowings under our domestic revolving credit facility. Based on the $53.1 million in floating rate debt outstanding under such facility as of December 31, 2006, for every interest rate increase of 100 basis points, we would incur an additional $0.5 million of interest expense on an annualized basis. Recent upward pressure on short-term interest rates in the United States has resulted in slight increases in our interest expense under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk through 2010, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future. Any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses.
     Finally, while the carrying amount of our cash and cash equivalents and other current assets and liabilities approximates fair value due to the relatively short maturities of these instruments, we are exposed to changes in market values of our investments and long-term debt. As discussed above, the carrying amount of our interest rate swaps approximates fair value as of December 31, 2006. In addition, the $53.1 million carrying amount of the Company’s long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that such borrowings are subject to floating market interest rates. Conversely, the carrying amount of the Company’s $200.0 million, fixed-rate, senior subordinated notes was $198.8 million as of December 31, 2006, compared to a fair value of $209.0 million. Such notes, which pay interest in semi-annual installments based on a 9.25% stated interest rate, have an effective interest rate yield of 9.375%. Additionally, the cost basis of the Company’s available-for-sale equity securities was $3.4 million compared to a fair value of $4.2 million, with the $0.8 million of unrealized gains included as a component of other comprehensive income, net of income taxes of $0.3 million. The fair values of the Company’s senior subordinated notes and its available-for-sale securities as of December 31, 2006, were based on the quoted market price for such Notes and securities.
Foreign Currency Exchange Risk
     Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico earlier this year, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the U.S. Dollar relative to the British Pound and Mexican Peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into U.S. Dollars, with any corresponding translation gains or losses being recorded in other comprehensive income or loss in our consolidated financial statements. As of December 31, 2006, such translation gain totaled approximately $6.7 million compared to a translation loss of approximately $5.5 million as of December 31, 2005.
     Our future results could be materially impacted by changes in the value of the British Pound relative to the U.S. Dollar. Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican Peso relative to the U.S. Dollar. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British Pound, the effect upon Bank Machine’s operating income for the year ended December 31, 2006 would have been an unfavorable or favorable adjustment, respectively, of approximately $0.5 million. Given the limited size and scope of Cardtronics Mexico’s current operations, a similar sensitivity analysis would have resulted in a negligible adjustment to Cardtronics Mexico’s financial results for the period from the acquisition date through December 31, 2006.
     We do not hold derivative commodity instruments and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX
Below is an index to the items contained in Part II, Item 8, Financial Statements and Supplementary Data:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cardtronics, Inc:
We have audited the accompanying consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardtronics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment, on January 1, 2006.
/s/ KPMG LLP
Houston, Texas
March 30, 2007

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,718	$1,699
Accounts and notes receivable, net of allowance of $373 and $686 as of December 31, 2006 and 2005, respectively	14,891	9,746
Inventory	4,444	2,747
Restricted cash, short-term	883	4,232
Deferred tax asset, net	273	1,105
Prepaid expenses, deferred costs, and other current assets	15,178	6,756

Total current assets	38,387	26,285
Restricted cash	34	33
Property and equipment, net	86,668	74,151
Intangible assets, net	67,763	75,965
Goodwill	169,563	161,557
Prepaid expenses and other assets	5,341	5,760

Total assets	$367,756	$343,751

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and notes payable	$194	$3,168
Current portion of other long-term liabilities	2,501	2,251
Accounts payable	16,915	7,285
Accounts payable to affiliates	—	310
Accrued liabilities	34,341	34,843

Total current liabilities	53,951	47,857
Long-term liabilities:
Long-term debt, net of related discount	252,701	244,456
Deferred tax liability, net	7,625	9,800
Other long-term liabilities and minority interest in subsidiaries	14,053	14,393

Total liabilities	328,330	316,506

Series B redeemable preferred stock, $0.0001 par value; 1,500,000 shares authorized; 929,789 shares issued and outstanding as of December 31, 2006 and 2005; liquidation value of $78,000 as of December 31, 2006 and 2005	76,594	76,329

Stockholders’ deficit:
Common stock, $0.0001 par value; 5,000,000 shares authorized; 2,394,509 shares issued as of December 31, 2006 and 2005; 1,760,798 and 1,771,349 outstanding at December 31, 2006 and 2005, respectively	—	—
Subscriptions receivable (at face value)	(324)	(1,476)
Additional paid-in capital	2,857	2,033
Accumulated other comprehensive income (loss), net	11,658	(346)
Accumulated deficit	(3,092)	(2,252)
Treasury stock; 633,711 and 623,160 shares at cost at December 31, 2006 and 2005, respectively	(48,267)	(47,043)

Total stockholders’ deficit	(37,168)	(49,084)

Total liabilities and stockholders’ deficit	$367,756	$343,751

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Revenues:
ATM operating revenues	$280,985	$258,979	$182,711
ATM product sales and other revenues	12,620	9,986	10,204

Total revenues	293,605	268,965	192,915
Cost of revenues:
Cost of ATM operating revenues (includes stock-based compensation of $51 and $172 in 2006 and 2005, respectively)	209,850	199,767	143,504
Cost of ATM product sales and other revenues	11,443	9,681	8,703

Total cost of revenues	221,293	209,448	152,207
Gross profit (exclusive of depreciation and amortization shown separately below)	72,312	59,517	40,708
Operating expenses:
Selling, general and administrative expenses (includes stock-based compensation of $828, $2,201, and $956 in 2006, 2005, and 2004, respectively)	21,667	17,865	13,571
Depreciation and accretion expense	18,595	12,951	6,785
Amortization expense	11,983	8,980	5,508

Total operating expenses	52,245	39,796	25,864
Income from operations	20,067	19,721	14,844
Other (income) expense:
Interest expense, net	23,143	15,485	4,155
Amortization and write-off of financing costs and bond discount	1,929	6,941	1,080
Minority interest in subsidiary	(225)	15	19
Other	(4,761)	968	209

Total other expenses	20,086	23,409	5,463
(Loss) income before income taxes	(19)	(3,688)	9,381
Income tax provision (benefit)	512	(1,270)	3,576

Net (loss) income	(531)	(2,418)	5,805
Preferred stock dividends and accretion expense	265	1,395	2,312

Net (loss) income available to common stockholders	$(796)	$(3,813)	$3,493

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

	Year ended December 31,
	2006	2005	2004
Common Stock, par value $0.0001 per share:
Balance at beginning of year	$—	$—	$—
Equity offering	—	—	—

Balance at end of year	$—	$—	$—

Subscriptions Receivable:
Balance at beginning of year	$(1,476)	$(1,862)	$(2,305)
Settlement of subscriptions receivable through repurchases of capital stock	1,152	—	—
Repayment of subscriptions	—	386	443

Balance at end of year	$(324)	$(1,476)	$(1,862)

Additional Paid in Capital:
Balance at beginning of year	$2,033	$—	$1,039
Issuance of capital stock	(55)	1,590	27
Dividends on preferred stock	—	(98)	(2,153)
Tax benefit from stock option exercise	—	—	184
Stock-based compensation charges	879	541	903

Balance at end of year	$2,857	$2,033	$—

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	$(346)	$886	$—
Other comprehensive income (loss)	12,004	(1,232)	886

Balance at end of year	$11,658	$(346)	$886

Retained Earnings (Accumulated Deficit):
Balance at beginning of year	$(2,252)	$1,495	$(4,168)
Dividends on preferred stock	—	(1,063)	(159)
Non-cash compensation charges	—	—	53
Preferred stock issuance cost accretion	(265)	(234)	—
Distributions	(44)	(32)	(36)
Net (loss) income	(531)	(2,418)	5,805

Balance at end of year	$(3,092)	$(2,252)	$1,495

Treasury Stock:
Balance at beginning of year	$(47,043)	$(859)	$(896)
Issuance of capital stock	55	269	37
Purchase of treasury stock	(1,279)	(46,453)	—

Balance at end of year	$(48,267)	$(47,043)	$(859)

Total stockholders’ deficit	$(37,168)	$(49,084)	$(340)

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2006	2005	2004
Net (loss) income	$(531)	$(2,418)	$5,805

Foreign currency translation adjustments	12,202	(5,491)	—
Unrealized (losses) gains on interest rate cash flow hedges, net of taxes of $258 in 2006, $(2,469) in 2005, and $(566) in 2004	(696)	4,259	886
Unrealized gains on available-for-sale securities, net of taxes of $293 in 2006	498	—	—

Other comprehensive income (loss)	12,004	(1,232)	886

Total comprehensive income (loss)	$11,473	$(3,650)	$6,691

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(531)	$(2,418)	$5,805
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	30,578	21,931	12,293
Amortization and write-off of financing costs and bond discount	1,929	6,941	1,080
Stock-based compensation expense	879	541	956
Deferred income taxes	454	(1,270)	3,490
Non-cash receipt of Winn-Dixie equity securities	(3,394)	—	—
Minority interest	(225)	15	19
Loss on disposal of assets	1,603	1,036	209
Other reserves and non-cash items	1,219	363	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(4,105)	2,176	(4,344)
(Increase) decrease in prepaid, deferred costs, and other current assets	(3,783)	378	(407)
(Increase) decrease in inventory	(694)	1,060	487
Decrease in notes receivable, net	155	439	758
(Increase) decrease in other assets	(1,718)	(600)	79
Increase (decrease) in accounts payable	5,436	(1,085)	(4,349)
Increase in accrued liabilities	813	7,190	2,107
(Decrease) increase in other liabilities	(3,170)	(3,470)	2,283

Net cash provided by operating activities	25,446	33,227	20,466

Cash flows from investing activities:
Additions to property and equipment	(32,537)	(27,261)	(18,622)
Payments for exclusive license agreements and site acquisition costs	(3,357)	(4,665)	(1,125)
Additions to equipment to be leased to customers	(197)	—	—
Proceeds from sale of property and equipment	130	78	446
Acquisitions, net of cash acquired	(12)	(108,112)	(99,625)

Net cash used in investing activities	(35,973)	(139,960)	(118,926)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	45,661	478,009	136,041
Repayments of long-term debt and capital leases	(37,503)	(362,141)	(38,925)
Utilization of bank overdraft facility, net	3,818	—	—
Redemption of Series A preferred stock	—	(24,795)	—
Purchase of treasury stock	(50)	(46,453)	—
Issuance of Series B preferred stock	—	73,297	—
Issuance of capital stock	—	89	64
Repayment of subscriptions receivable	—	386	443
Distributions	(18)	(51)	(36)
Debt issuance costs	(716)	(11,127)	(3,269)

Net cash provided by financing activities	11,192	107,214	94,318

Effect of exchange rate changes	354	(194)	—

Net increase (decrease) in cash and cash equivalents	1,019	287	(4,142)

Cash and cash equivalents at beginning of period	1,699	1,412	5,554

Cash and cash equivalents at end of period	$2,718	$1,699	$1,412

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,939	$8,359	$4,517
Cash paid for income taxes	$67	$92	$327
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Business and Summary of Significant Accounting Policies
(a) Description of Business
     Cardtronics, Inc., along with its wholly-owned subsidiaries (collectively, the “Company” or “Cardtronics”) owns and operates approximately 23,525 automated teller machines (“ATM”) in all 50 states and approximately 1,375 ATMs located throughout the United Kingdom. Additionally, the company owns a majority interest in an entity that operates approximately 350 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free ATM network within the United States (based on number of participating ATMs) and works with financial institutions to brand the Company’s ATMs in order to provide their banking customers with convenient, surcharge-free ATM access.
(b) Basis of Presentation
     The consolidated financial statements presented include the accounts of Cardtronics, Inc. and its wholly- and majority-owned subsidiaries, as well as the accounts of ATM Ventures LLC, a limited liability company that, until its dissolution in 2006, the Company controlled through a 50.0% ownership interest in such entity. For 2005, the remaining 50.0% ownership interest has been reflected as a minority interest in the accompanying consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation.
     Additionally, our financial statements for prior periods include certain reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net (loss) income or stockholders’ deficit. Furthermore, our 2006 financial results include a $0.5 million pre-tax adjustment to reduce excess accretion expense that was erroneously recorded in 2005. Reference is made to Note 1(m) for additional details.
(c) Use of Estimates in the Preparation of Financial Statements
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of intangibles, goodwill, and valuation allowances for receivables, inventories, and deferred income tax assets. Actual results could differ from those assumed in the Company’s estimates.
(d) Cash and Cash Equivalents
     For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts.
     We maintain cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. We classify these balances as restricted cash in current or non-current assets on our consolidated balance sheet based on when we expect this cash to be used. As of December 31, 2006 and 2005, we had approximately $0.9 million and $4.2 million, respectively, of restricted cash in current assets and $34,000 and $33,000, respectively, in other non-current assets. Current restricted cash as of December 31, 2006 and 2005 was comprised of approximately $0.7 million and $1.1 million, respectively, in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers, and $0.2 million and $3.1 million, respectively, in guarantees related to certain notes issued in connection with the Bank Machine acquisition (see Note 2). Non-current restricted cash represents a certificate of deposit held at one of the banks utilized to provide cash for the Company’s ATMs.
(e) ATM Cash Management Program
     The Company relies on agreements with Bank of America, N.A. and Palm Desert National Bank (“PDNB”) to provide the cash that it uses in its domestic ATMs in which the related merchants do not provide their own cash. Additionally, the Company relies on Alliance & Leicester Commercial Bank (“ALCB”) in the United Kingdom and Bansi in Mexico to provide it with its ATM cash needs. The Company pays a fee for its usage of this cash based on the total amount of cash outstanding at any given time, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times during its use, the cash remains the sole property of the cash providers, and the Company is unable to and prohibited from obtaining access to such cash. Pursuant to the Bank of America agreement, Bank of America must provide 360 days prior written notice to the Company to terminate the agreement and remove its cash from the ATMs. Under the other domestic agreement with PDNB and the U.K. agreement with ALCB, both PDNB and ALCB have the right to demand the return of all or any portion of their cash at any point in time upon the occurrence of certain events beyond the Company’s control. In addition, under the agreement with Bansi, Bansi has the right to terminate the agreement and demand the return of all or any portion of their cash upon a breach of contract resulting from our actions (or lack thereof) if such breach is not cured within 60 days. Based on the foregoing, such cash, and the related obligations, are not reflected in the accompanying consolidated financial statements. The amount of cash in the Company’s ATMs was approximately $536.0 million and $473.6 million as of December 31, 2006 and 2005, respectively.
(f) Accounts Receivable
     Accounts receivable are primarily comprised of amounts due from the Company’s clearing and settlement banks for ATM transaction revenues earned on transactions processed during the month ending on the balance sheet date. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based on an analysis of its past due accounts. All balances over 90 days past due are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged to bad debt expense were nominal during each of the years ended December 31, 2006, 2005, and 2004.
(g) Notes Receivable
     Notes receivable relate to ATM financing arrangements with terms that typically exceed one year. At the beginning of 2002, the Company discontinued financing the sale of ATMs through the notes receivable program for periods greater than one year. However, the Company will still, in limited circumstances, finance the sale of ATMs for periods less than one year. Such notes typically bear interest at an implicit rate ranging from 8.0% to 10.0% that is recognized over the life of the note. As of December 31, 2006 and 2005, the Company had $0.2 million and $0.3 million, respectively, of total notes receivable, net of allowances. The amount outstanding as of December 31, 2006, is due in 2007 and included in accounts and notes receivable in the accompanying consolidated balance sheet. As of December 31, 2005, approximately $0.2 million of the outstanding notes were included in accounts and notes receivable and the remaining $0.1 million were included in prepaid expenses and other non-current assets. Amounts charged to bad debt expense were nominal during each of the years ended December 31, 2006, 2005, and 2004.
(h) Inventory
     Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following is a breakdown of the Company’s primary inventory components as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
ATMs	$1,612	$1,447
ATM parts and supplies	2,832	1,300

Total	$4,444	$2,747

(i) Property and Equipment, net
     Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. The cost of property and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Also included in property and equipment are new ATMs the Company has acquired for future installation. Such ATMs are held as “deployments in process” and are not depreciated until actually installed. Depreciation expense for property and equipment for the years ended December 31, 2006, 2005, and 2004 was

$18.3 million, $11.9 million, and $6.5 million, respectively. See Note 1(m) regarding asset retirement obligations associated with the Company’s ATMs.
     Maintenance on the Company’s ATMs is typically performed by third parties and is incurred as a fixed fee per month per ATM. Accordingly, such amounts are expensed as incurred. In the United Kingdom, maintenance is performed by in-house technicians.
(j) Goodwill and Other Intangible Assets
     The Company’s intangible assets include merchant contracts/relationships acquired in connection with acquisitions of ATM assets (i.e., the right to receive future cash flows related to ATM transactions occurring at these merchant locations), exclusive license agreements (i.e., the right to be the exclusive ATM service provider, at specific locations, for the time period under contract with a merchant customer), non-compete agreements, deferred financing costs relating to the Company’s credit agreements (Note 12), and the Bank Machine and Allpoint trade names acquired in May 2005 and December 2005, respectively. Additionally, the Company has goodwill related to the acquisitions of E*TRADE Access, Bank Machine, ATM National, and Cardtronics Mexico.
     The estimated fair value of the merchant contracts/relationships within each acquired portfolio is determined based on the estimated net cash flows and useful lives of the underlying contracts/relationships, including expected renewals. The merchant contracts/relationships comprising each acquired portfolio are typically homogenous in nature with respect to the underlying contractual terms and conditions. Accordingly, the Company pools such acquired merchant contracts/relationships into a single intangible asset, by acquired portfolio, for purposes of computing the related amortization expense. The Company amortizes such intangible assets on a straight-line basis over the estimated useful lives of the portfolios to which the assets relate. Because the net cash flows associated with the Company’s acquired merchant contracts/relationships have historically increased subsequent to the acquisition date, the use of a straight-line method of amortization effectively results in an accelerated amortization schedule. As such, the straight-line method of amortization most closely approximates the pattern in which the economic benefits of the underlying assets are expected to be realized. The estimated useful life of each portfolio is determined based on the weighted-average lives of the expected cash flows associated with the underlying merchant contracts/relationships comprising the portfolio, and takes into consideration expected renewal rates and the terms and significance of the underlying contracts/relationships themselves. If, subsequent to the acquisition date, circumstances indicate that a shorter estimated useful life is warranted for an acquired portfolio as a result of changes in the expected future cash flows associated with the individual contracts/relationships comprising that portfolio, then that portfolio’s remaining estimated useful life and related amortization expense are adjusted accordingly on a prospective basis.
     Goodwill and the acquired Bank Machine and Allpoint trade names are not amortized, but instead are periodically tested for impairment, at least annually, and whenever an event occurs that indicates that an impairment may have occurred. See Note 1(k) below for additional information on our impairment testing of long-lived assets and goodwill.
(k) Impairment of Long-Lived Assets and Goodwill
     The Company places significant value on the installed ATMs that it owns and manages in merchant locations and the related acquired merchant contracts/relationships. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased contract intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company tests its acquired merchant contract/relationship intangible assets for impairment, along with the related ATMs, on an individual contract/relationship basis for the Company’s significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships. In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, the Company analyzes a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition, (ii) estimates regarding the Company’s ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new branding arrangements, and (iii) estimates regarding the Company’s ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, the Company evaluates the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. The Company recorded approximately $2.8 million and $1.2 million in additional amortization expense during the years ended December 31, 2006 and 2005, respectively, related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with our U.S. reporting segment.
     As of December 31, 2006, the Company had $169.6 million in goodwill reflected in its consolidated balance sheet, with such amount being comprised of $82.9 million from the E*TRADE Access acquisition, $82.2 million from the Bank Machine acquisition, $3.8 million from the ATM National acquisition, and $0.7 million from the Cardtronics Mexico acquisition. Additionally, the Company had approximately $4.1 million of indefinite lived intangible assets as of December 31, 2006, related to the acquired Bank Machine and Allpoint (via the ATM National, Inc. acquisition) trade names. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews the carrying amount of its goodwill and indefinite lived intangible assets for impairment at least annually, and more frequently if conditions warrant. Pursuant to SFAS No. 142, goodwill and indefinite lived intangible assets should be tested for impairment at the reporting unit level, which in the Company’s case involves four separate reporting units — (i) the Company’s domestic reporting segment; (ii) the acquired Bank Machine operations; iii) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; and (iv) the acquired ATM National operations. In the case of the goodwill balance resulting from the E*TRADE Access acquisition, the carrying amount of the net assets associated with Company’s United States reporting segment as of December 31, 2006 was compared to the estimated fair value of such segment as of that same date. With respect to the Bank Machine goodwill and indefinite lived intangible asset balance, the carrying amount of the Company’s United Kingdom segment as of December 31, 2006, was compared to the estimated fair value of such segment as of that same date. With respect to the Cardtronics Mexico goodwill balance, the carrying amount of the net assets associated with the Company’s Mexico segment as of December 31, 2006, was compared to the estimated fair value of such segment as of that same date. Finally, with respect to the ATM National goodwill and indefinite lived intangible asset balance, the carrying amount of the net assets associated with the ATM National reporting unit as of December 31, 2006, was compared to the estimated fair value of such reporting unit as of that same date. Based on the results of those tests, the Company determined that no goodwill or other indefinite lived intangible asset impairments existed as of December 31, 2006.
(l) Income Taxes
     The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes, which are based on temporary differences between the amount of taxable income and income before provision for income taxes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at current income tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. For additional information on accounting for income taxes, see Note 1(x), New Accounting Pronouncements Issued but Not Yet Adopted – Accounting for Uncertainty in Income Taxes.
(m) Asset Retirement Obligations
     The Company accounts for its asset retirement obligations under SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to estimate the fair value of future retirement costs associated with its ATMs. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is recorded as an operating expense in the accompanying consolidated financial statements. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded.

     Asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. The Company is contractually required to perform this deinstall and restoration work at the termination of the ATM operating agreement. In accordance with SFAS No. 143, the Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over seven years.
     The following table describes changes to the Company’s asset retirement obligation liability for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Asset retirement obligation as of beginning of period	$8,339	$5,305
Additional ATMs	2,291	3,038
Accretion expense	279	1,024
Payments	(1,079)	(958)
Foreign currency translation adjustments	159	(70)

Asset retirement obligation as of end of period	$9,989	$8,339

     The 2006 accretion expense amount reflected above includes a $0.5 million pre-tax adjustment relating to the reversal of excess accretion expense that was erroneously recorded in 2005. The Company reviewed this adjustment and determined that the impact of recording such out-of-period adjustment in 2006 (as opposed to reducing the reported 2005 depreciation and accretion expense amount) was immaterial to both reporting periods pursuant to the provisions contained in the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In forming this opinion, management considered the nature of the adjustment (cash versus non-cash) and the relative size of the adjustment to certain financial statement line items, including revenues, gross profits, and pre-tax income and loss amounts for each period, including the interim periods contained within both years. Furthermore, management considered the impact of recording this adjustment in 2006 on the Company’s previously reported earnings and losses for such periods and concluded that such adjustment did not impact the trend of the Company’s previously reported earnings and losses.
(n) Revenue Recognition
     Substantially all of the Company’s revenues are generated from ATM operating and transaction-based fees, which primarily include surcharge fees, interchange fees, branding, and other fees, including maintenance fees. Such amounts are reflected as “ATM operating revenues” in the accompanying consolidated statements of operations. Surcharge and interchange fees are recognized daily as the underlying ATM transactions are processed. Branding fees are generated by the Company’s bank branding agreements and by its surcharge-free ATM networks. Under the Company’s bank branding agreements, banks pay a fixed monthly fee per ATM to the Company to put their brand name on selected ATMs within the Company’s ATM portfolio. In return for such fees, the bank’s customers can use those branded ATMs without paying a surcharge fee. Pursuant to the SEC’s SAB, Topic 13, Revenue Recognition, the monthly per ATM branding fees, which are subject to escalation clauses within the agreements, are recognized as revenues on a straight-line basis over the term of the agreement. In addition to the monthly branding fees, the Company also receives a one-time set-up fee per ATM. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate Cardtronics for the burden incurred related to the initial set-up of a branded ATM versus the on-going monthly services provided for the actual branding. Pursuant to the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SAB No. 104, Revenue Recognition, the Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank branding agreements. With respect to the Company’s surcharge-free networks, the Company allows cardholders of financial institutions that participate in the network to utilize the Company’s ATMs on a surcharge-free basis. In return, the participating financial institutions typically pay a fixed fee per month per cardholder to the Company. Such network branding fees are recognized as branding revenues on a monthly basis as earned. Finally, with respect to maintenance services, the Company typically charges a fixed fee per month per ATM to its customers and outsources the fulfillment of those maintenance services to a third-party service provider for a corresponding fixed fee per month per ATM. Accordingly, the Company recognizes such service agreement revenues and the related expenses on a monthly basis, as earned.
     The Company also generates revenues from the sale of ATMs to merchants and certain equipment resellers. Such amounts are reflected as “ATM product sales and other revenues” in the accompanying consolidated statements of operations. Revenues related to the sale of ATMs to merchants are recognized when the equipment is delivered to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to associate value-added resellers (VARs), the Company recognizes and invoices revenues related to such sales when the equipment is shipped from the manufacturer to the VAR. The Company typically extends 30-day terms and receives payment directly from the VAR irrespective of the ultimate sale to a third party.
     In connection with the Company’s “merchant-owned” ATM operating/processing arrangements, the Company typically pays the surcharge fees that it earns to the merchant as fees for providing, placing and maintaining the ATM unit. Pursuant to the guidance of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company has recorded such payments as a cost of the associated revenues. In exchange for this payment, the Company receives access to the merchants’ customers and the ability to earn the surcharge and interchange fees from transactions that such customers conduct from using the ATM. The Company is able to reasonably estimate the fair value of this benefit based on the typical surcharge rates charged for transactions on all of its ATMs, including those not subject to these arrangements.
     Further, the Company recognizes all of its surcharge and interchange fees gross of any of the payments made to the various merchants and retail establishments where the ATM units are housed. Pursuant to the guidance of EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company acts as the principal and is the primary obligor in the ATM transactions, provides the processing for the ATM transactions, and has the risks and rewards of ownership, including the risk of loss for collection. Accordingly, the Company records revenues for all amounts earned from the underlying ATM transactions, and records the related merchant commissions as a cost of revenues.
     In connection with certain bank branding agreements, the Company is required to rebate a portion of the interchange fees it receives above certain thresholds to the branding financial institutions, as established in the underlying branding agreements. In contrast to the gross presentation of surcharge and interchange fees remitted to merchants, the Company recognizes all of its interchange fees net of any such rebates. Pursuant to the guidance of EITF No. 01-9 (as referenced above), while the Company receives access to the branding financial institution’s customers and the ability to earn interchange fees related to such transactions conducted by those customers, the Company is unable to reasonably estimate the fair value of this benefit. Thus, the Company recognizes such payments made to the branding financial institution as a reduction of revenues versus a cost of the associated revenues.
(o) Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the intrinsic value method of accounting for stock-based compensation, as previously allowed under Accounting Principles Board Opinion No. 25 (“APB No. 25”), and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of such awards on their grant date (with limited exceptions). Because the Company historically utilized the minimum value method of measuring equity share option values for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-based Compensation, it adopted the provisions of SFAS No. 123R using the prospective transition method. Accordingly, the Company will recognize compensation expense for the fair value of all new awards that are granted and existing awards that are modified subsequent to December 31, 2005. For those awards issued and still outstanding prior to December 31, 2005, the Company will continue to account for such awards pursuant to APB Opinion No. 25 and its related interpretive guidance. Accordingly, the Company’s financial statements for all periods prior to January 1, 2006, do not reflect any adjustments resulting from the adoption of SFAS No. 123R, and the adoption did not result in the recording of a cumulative effect of a change in accounting principle.

     Had compensation cost for the Company’s plan been determined based on the fair value method at the grant dates, as specified in SFAS No. 123, the Company’s net earnings would have been reduced to the following pro forma amounts (in thousands):

	Year Ended
	December 31,
	2005	2004
Net (loss) income, as reported	$(2,418)	$5,805
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,492	589
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,694)	(637)

Net (loss) income, as adjusted	(2,620)	5,757
Preferred stock dividends and accretion expense	1,395	2,312

Net (loss) income available to common stockholders, as adjusted	$(4,015)	$3,445

     Additional information regarding the Company’s stock option plan is included in Note 3.
(p) Derivative Instruments
     The Company utilizes derivative financial instruments to hedge its exposure to changing interest rates related to the Company’s ATM cash management activities. The Company does not enter into derivative transactions for speculative or trading purposes.
     All derivatives are recognized on the consolidated balance sheet at fair value. As of December 31, 2006, all of the Company’s derivative transactions were considered to be cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive income (loss) account in the accompanying consolidated balance sheet. See Note 15 for more details on the Company’s derivative financial instrument transactions.
(q) Fair Value of Financial Instruments
     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of the Company’s financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. SFAS No. 107 does not require the disclosure of the fair value of lease financing arrangements and non-financial instruments, including intangible assets such as goodwill and the Company’s merchant contracts/relationships.
     The carrying amount of the Company’s cash and cash equivalents and other current assets and liabilities approximates fair value due to the relatively short maturities of these instruments. The carrying amount of the Company’s interest rate swap agreements (see Note 15) represents the fair value of such agreements and is based on third-party quotes for similar instruments with the same terms and conditions. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that such borrowings are subject to floating market interest rates. As of December 31, 2006, the fair value of the Company’s senior subordinated notes (see Note 12) totaled $209.0 million and the fair value of the Company’s available-for-sale securities totaled $4.2 million. The fair values of these financial instruments were based on the quoted market price for such Notes and securities as of year end.
(r) Foreign Currency Translation
     As a result of the Bank Machine acquisition in May 2005 and the Cardtronics Mexico acquisition in February 2006, the Company is exposed to foreign currency translation risk. The functional currency for the acquired Bank Machine and Cardtronics Mexico operations are the British Pound and the Mexican Peso, respectively. Accordingly, results of operations of our U.K. and Mexico subsidiaries are translated into U.S. dollars using average exchange rates in effect during the periods in which those results are generated. Furthermore, the Company’s foreign operations’ assets and liabilities are translated into U.S. dollars using the exchange rate in effect as of each balance sheet reporting date. The resulting translation adjustments, which resulted in a gain of $12.2 million and a loss of $5.5 million for the years ended December 31, 2006 and 2005, respectively, have been included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

     The Company currently believes that the unremitted earnings of its United Kingdom and Mexico subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.
(s) Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ deficit in the accompanying consolidated balance sheets and current period activity is reflected in the accompanying consolidated statements of comprehensive income (loss). The Company’s comprehensive income (loss) is composed of (i) net (loss) income; (ii) foreign currency translation adjustments; (iii) unrealized gains associated with the Company’s interest rate hedging activities, net of tax; and (iv) unrealized gains on the Company’s held-for-sale securities, net of tax.
     The following table sets forth the components of accumulated other comprehensive income (loss), net of taxes (in thousands):

	2006	2005
Foreign currency translation adjustments	$6,711	$(5,491)
Unrealized gains on interest rate hedges	4,449	5,145
Unrealized gains on available-for-sale securities	498	—

Total accumulated other comprehensive income (loss)	$11,658	$(346)

(t) Treasury Stock
     Treasury stock is recorded at cost and carried as a component of stockholders’ deficit until retired or reissued.
(u) Advertising Costs
     Advertising costs are expensed as incurred and totaled $0.8 million, $0.9 million, and $0.5 million during the years ended December 31, 2006, 2005, and 2004, respectively.
(v) Working Capital Deficit
     The Company’s surcharge and interchange revenues are typically collected in cash on a daily basis or within a very short period of time subsequent to the end of each month. However, the Company typically pays its vendors, including certain of its merchant customers, within 20-30 days subsequent to the end of each month. Accordingly, the Company will typically utilize the excess cash flow generated from such timing differences to fund its capital expenditure needs or to repay amounts outstanding under its revolving line of credit (which is reflected as a long-term liability in the accompanying consolidated balance sheets). Accordingly, this scenario will typically cause the Company’s balance sheet to reflect a working capital deficit position. The Company considers such a presentation to be a normal part of its ongoing operations.
(w) Accounting Changes and Errors Corrections
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. Additionally, the correction of an error in previously issued financial statements is not an accounting change but rather must be reported as a prior-period adjustment by restating previously issued financial statements. The Company adopted the provisions of SFAS No. 154 on January 1, 2006. This adoption did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2006.
     Additionally, in September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how to evaluate the impact of financial statement misstatements from prior periods that have been identified in the current year. The provisions of SAB No. 108 are effective for fiscal years ending on or after November 15, 2006. The Company’s adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on its financial statements.
(x) New Accounting Pronouncements Issued but Not Yet Adopted
     Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. Accordingly, the Company will apply the provisions of FIN 48 to all tax positions upon initial adoption in the first quarter of 2007, with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Due to the Company’s significant net operating loss carryforward position, the Company does not believe that the adoption of FIN 48 will have a material impact on its financial condition or results of operations.
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
     Fair Value Option. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, this statement will have on its financial statements.
(2) Acquisitions
Acquisition of CCS Mexico
     In February 2006, the Company acquired a 51.0% ownership stake in CCS Mexico, an independent ATM operator located in Mexico, for approximately $1.0 million in cash consideration and the assumption of approximately $0.4 million in additional liabilities. Additionally, the Company incurred approximately $0.3 million in transaction costs associated with this acquisition. CCS Mexico, which was renamed Cardtronics Mexico upon the completion of the Company’s investment, currently operates approximately 350 surcharging ATMs in selected retail locations throughout Mexico. With Mexico having recently approved surcharging for off-premise ATMs, the Company anticipates placing additional surcharging ATMs in other retail establishments throughout Mexico as those opportunities arise.
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
     Because the Company owns a majority interest in and absorbs a majority of the entity’s losses or returns, Cardtronics Mexico is reflected as a consolidated subsidiary in the accompanying condensed consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a minority interest.
Acquisition of Bank Machine (Acquisitions) Limited
     On May 17, 2005, the Company purchased 100% of the outstanding shares of Bank Machine (Acquisitions) Limited. Such acquisition was made to provide the Company with an existing platform from which it can expand its operations in the United Kingdom and other European markets.

     The purchase price totaled approximately $95.0 million and consisted of $92.0 million in cash and the issuance of 35,221 shares of the Company’s Series B Convertible Preferred Stock, which was valued by the Company at approximately $3.0 million. Additionally, the Company incurred approximately $2.2 million in transaction costs associated with the acquisition.
     Although the Bank Machine acquisition closed on May 17, 2005, the Company utilized May 1, 2005 as the effective date of the acquisition for accounting purposes. Accordingly, the accompanying consolidated financial statements of the Company include Bank Machine’s results of operations for the period subsequent to April 30, 2005. Additionally, such results have been reduced by approximately $0.3 million, with such amount representing the imputed interest costs associated with the acquired Bank Machine operations for the period from May 1, 2005 through the actual closing date of May 17, 2005.
     In connection with the acquisition, certain existing shareholders of Bank Machine agreed to defer receipt of a portion of their cash consideration proceeds in return for the issuance of certain guaranteed notes payable from Cardtronics Limited, the Company’s wholly-owned subsidiary holding company in the United Kingdom. As part of the guarantee arrangement, the Company initially placed approximately $3.1 million of the cash consideration paid as part of the acquisition in a bank account to serve as collateral for the guarantee. The notes mature in May 2008, but may be repaid in part or in whole at any time at the option of each individual note holder. Approximately $3.0 million of the notes were redeemed on March 15, 2006. The remaining cash serving as collateral as of December 31, 2006 has been reflected in the “Restricted cash, short-term” line item in the accompanying consolidated balance sheet. Additionally, the remaining obligations, which we expect to be redeemed in 2007, have been reflected in the “Current portion of long-term debt and notes payable” line item in the accompanying consolidated balance sheet. Interest expense on the notes accrues quarterly at the same floating rate as that of the interest income associated with the related restricted cash account.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (amounts in thousands). Pursuant to SFAS No. 141, Business Combinations, the total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in approximately $77.3 million in goodwill, which is not expected to be deductible for income tax purposes. Such goodwill amount has been assigned to a reporting unit comprised solely of the acquired Bank Machine operations.

Cash	$3,400
Trade accounts receivable, net	407
Inventory	82
Other current assets	4,936
Property and equipment	12,590
Intangible assets subject to amortization (7 year weighted-average life)	6,812
Intangible assets not subject to amortization	3,682
Goodwill	77,269

Total assets acquired	109,178

Accounts payable	(2,467)
Accrued liabilities	(5,307)
Current portion of notes payable	(3,232)
Deferred income taxes, non-current	(1,926)
Other long-term liabilities	(1,225)

Total liabilities assumed	(14,157)

Net assets acquired	$95,021

     Above amounts were converted from Pound Sterling to U.S. Dollars at $1.8410, which represents the exchange rate in effect as of the date of the acquisition.
     As indicated in the table above, approximately $6.8 million was allocated to intangible assets subject to amortization, which represents the estimated value associated with the acquired merchant contracts/relationships associated with the Bank Machine ATM portfolio. Such amount was determined by utilizing a discounted cash flow approach, as prepared by an independent appraisal firm, and is currently being amortized on a straight-line basis over an estimated useful life of seven years, in accordance with the Company’s existing policy. The $3.7 million allocated to intangible assets not subject to amortization represents the estimated value associated with the acquired Bank Machine trade name, and was determined by the same independent appraisal firm based on the relief from royalty valuation approach.
     The above purchase price allocation reflects a change made during 2006 to record certain deferred tax items related to the acquisition. Such change had the effect of increasing the recorded goodwill balance by approximately $0.2 million.
Acquisition of the E*TRADE Access, Inc. ATM Portfolio
     On June 30, 2004, the Company acquired the ATM portfolio owned by E*TRADE Access, Inc. for approximately $106.9 million in cash. Such amount was funded through borrowings under the Company’s amended and restated term loan and revolving line of credit agreement, as of such date.
     As a result of the acquisition, the Company more than doubled the number of ATMs that it owns and operates, making it the largest non-bank owner/operator of ATMs in the United States based on total number of ATMs under management. In so doing, the Company has been able to leverage its increased size and scale to derive more favorable pricing terms and conditions from its key third-party service providers. Additionally, the Company also added a number of high-profile, nationally-recognized retail establishments to its list of merchant customers as a result of this transaction, thus further enhancing the value of the Company’s bank and network branding offerings.
     The results of operations of the acquired E*TRADE ATM portfolio have been included in the Company’s consolidated statement of operations for all periods subsequent to the June 30, 2004 acquisition date.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (amounts in thousands). The total purchase consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $82.8 million, which has been assigned to a reporting unit comprised of the Company’s domestic reporting segment. Such goodwill is also expected to be deductible for income tax purposes over a period of 15 years.

Cash	$8,137
Trade accounts receivable, net	574
Surcharge and interchange receivable	1,240
Inventory	395
Other current assets	319
Property and equipment	8,496
Intangible assets subject to amortization (10 year weighted-average life)	23,954
Deferred income taxes	2,219
Goodwill	82,758

Total assets acquired	128,092

Accounts payable	(5,762)
Accrued liabilities	(9,204)
Other long-term liabilities	(6,258)

Total liabilities assumed	(21,224)

Net assets acquired	$106,868

     The intangible assets subject to amortization are comprised entirely of the acquired merchant contracts/relationships associated with the E*TRADE ATM portfolio. The $24.0 million value assigned to such contracts/relationships was determined by utilizing a discounted cash flow approach, as prepared by an independent appraisal firm. The intangible assets established as part of the E*TRADE acquisition are being amortized on a straight-line basis, in accordance with the Company’s previously disclosed policy, over an estimated useful life of 10 years.
     The above purchase price allocation reflects a change made during 2006 to record certain deferred tax items related to the acquisition. Such change had the effect of reducing the recorded goodwill balance by approximately $2.2 million.

Pro Forma Results of Operations
     The following table presents the unaudited pro forma combined results of operations (in thousands) of the Company and the acquired Bank Machine and E*TRADE Access ATM portfolios for the years ended December 31, 2005 and 2004, after giving effect to certain pro forma adjustments, including the effects of the issuance of the Company’s senior subordinated notes in August 2005 (Note 12). Such unaudited pro forma financial results do not reflect the impact of the smaller acquisitions consummated by the Company in 2005. The unaudited pro forma financial results assume that both acquisitions and the debt issuance occurred on January 1, 2004, and are not necessarily indicative of the actual results that would have occurred had those transactions been consummated on such date. Furthermore, such pro forma results are not necessarily indicative of the future results to be expected for the consolidated operations.

	Years Ended
	December 31,
	2005	2004
Revenues	$279,149	$278,416
Income from continuing operations	21,083	23,470
Net (loss) income	(1,162)	1,263
Other Acquisitions
     On March 1, 2005, the Company acquired a portfolio of ATMs from BAS Communications, Inc. (“BASC”) for approximately $8.2 million in cash. Such portfolio consisted of approximately 475 ATMs located in independent grocery stores in and around the New York metropolitan area and the related contracts. The purchase price was allocated $0.6 million to ATM equipment and $7.6 million to the acquired merchant contracts/relationships. During the first quarter of 2006, the Company recorded a $2.8 million impairment of the intangible asset representing the acquired merchant contract/relationships related to this portfolio. This impairment was triggered by a reduction in the anticipated future cash flows resulting from a higher than anticipated attrition rate associated with this acquired portfolio. The Company has subsequently shortened the anticipated life associated with this portfolio to reflect the higher attrition rate. In January 2007, the Company received approximately $0.8 million in proceeds that were distributed from an escrow account established upon the initial closing of this acquisition. Such proceeds were meant to compensate the Company for the aforementioned attrition issues encountered with the BASC portfolio subsequent to the acquisition date. Such amount will be utilized to reduce the remaining carrying value of the intangible asset amount associated with this portfolio. As of December 31, 2006 and 2005, such amount was reflected as a component of the related BASC intangible asset balance in the accompanying consolidated balance sheets.
     On April 21, 2005, the Company acquired a portfolio of approximately 330 ATMs and related contracts, primarily at BP Amoco locations throughout the Midwest, for approximately $9.0 million in cash. The purchase price was allocated $0.2 million to ATM equipment and $8.8 million to the acquired merchant contracts/relationships.

     On December 21, 2005, the Company acquired all of the outstanding shares of ATM National, Inc., the owner and operator of a nationwide surcharge-free ATM network. The consideration for such acquisition totaled $4.8 million, and was comprised of $2.6 million in cash, 21,111 shares of the Company’s common stock, and the assumption of approximately $0.4 million in additional liabilities. Such consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values as of the acquisition date. Such allocation resulted in goodwill of approximately $3.7 million, which was assigned to a separate reporting unit representing the acquired ATM National, Inc. operations. Such goodwill is not expected to be deductible for income tax purposes. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$142
Trade accounts receivable, net	546
Other current assets	6
Property and equipment	14
Intangible assets subject to amortization (8 year weighted-average life)	3,000
Intangible assets not subject to amortization	200
Other assets	11
Goodwill	3,684

Total assets acquired	7,603

Accounts payable and accrued liabilities	(1,710)
Deferred income taxes	(1,113)

Total liabilities assumed	(2,823)

Net assets acquired	$4,780

     As indicated in the above table, $3.0 million has been allocated to intangible assets subject to amortization, which represents the estimated value of the customer contracts/relationships in place as of the date of the acquisition. Such amount was determined by utilizing a discounted cash flow approach, as prepared by an independent appraisal firm, and is being amortized on a straight-line basis over an estimated useful life of eight years, consistent with the Company’s existing policy. The $0.2 million assigned to intangible assets not subject to amortization represents the estimated value associated with the acquired Allpoint surcharge-free network tradename. Such amount was determined by the same independent appraisal firm as noted above, based on the relief from royalty valuation approach.
(3) Stock-based Compensation
     As noted in Note 1, the Company adopted SFAS No. 123R effective January 1, 2006. Under SFAS No. 123R, the Company records the grant date fair value of share-based compensation arrangements, net of estimated forfeitures, as compensation expense on a straight-line basis over the underlying service periods of the related awards. Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value method of accounting for stock-based compensation awards in accordance with APB No. 25, which generally resulted in no compensation expense for employee stock options issued with an exercise price greater than or equal to the fair value of the Company’s common stock on the date of grant. Furthermore, the Company historically utilized the minimum value method of measuring equity share option values for pro forma disclosure purposes under SFAS No. 123. Accordingly, the Company adopted SFAS No. 123R on January 1, 2006, utilizing the prospective application method. Under the prospective application method, the fair value approach outlined under SFAS No. 123R is applied only to new awards granted subsequent to December 31, 2005, and to existing awards only in the event that such awards are modified, repurchased or cancelled subsequent to the SFAS No. 123R adoption date. Accordingly, the Company’s financial statements for all periods prior to January 1, 2006, do not reflect any adjustments resulting from the adoption of SFAS No. 123R. Additionally, the adoption of SFAS No. 123R did not result in the recording of a cumulative effect of a change in accounting principle.
     The following table reflects the total stock-based compensation expense amounts included in the accompanying condensed consolidated statements of operations (in thousands):

	2006	2005	2004
Cost of ATM operating revenues	$51	$172	$—
Selling, general and administrative expenses	828	2,201	956

Total stock-based compensation expense	$879	$2,373	$956

Stock-Based Compensation Plan
     In June 2001, the Company’s Board of Directors approved the Cardtronics Group, Inc. 2001 Stock Incentive Plan (the “2001 Plan”). The 2001 Plan allows for the issuance of equity-based awards in the form of non-qualified stock options and stock appreciation rights, as determined at the sole discretion of the compensation committee of the Company’s Board of Directors. As of December 31, 2006, only non-qualified stock options had been issued under the 2001 Plan. The persons eligible to receive awards under the 2001 Plan include employees, directors, and consultants of the Company, including its affiliates and subsidiaries. Under the 2001 Plan, no award may be granted more than ten years after the plan’s initial approval date. As of December 31, 2006, the maximum number of shares of common stock that could be issued under the 2001 Plan totaled 750,000 shares. The Company currently has no other stock-based compensation plans in place.
Stock Option Grants
     The Company has historically used the Black-Scholes valuation model (and the minimum value provisions) to determine the fair value of stock options granted for pro forma reporting purposes under SFAS No. 123. The Company’s outstanding stock options generally vest annually over a four-year period from the date of grant and expire 10 years after the date of grant. There have been no stock option grants made under the 2001 Plan that are subject to performance-based vesting criteria.
     A summary of the status of the Company’s outstanding stock options as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Number of	Weighted Average
	Shares	Exercise Price
Balance as of January 1, 2006	464,164	$48.70
Granted	97,500	$83.84
Exercised	(4,703)	$0.04
Forfeited	(47,500)	$82.16

Balance as of December 31, 2006	509,461	$52.76

Options vested and exercisable as of December 31, 2006	279,211	$32.01

     As of December 31, 2006, the remaining weighted average contractual life for options outstanding and exercisable was 6.7 years and 5.8 years, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006, was $19.5 million and $16.5 million, respectively. The intrinsic value of options exercised during the year ended December 31, 2006, was approximately $0.4 million, which resulted in a tax benefit to the Company of approximately $0.2 million. However, because the Company is currently in a net operating loss position, such benefit has not been reflected in the accompanying consolidated financial statements, as required by SFAS No. 123R.
     As indicated in the table above, the Company’s Board of Directors granted an additional 97,500 non-qualified stock options to certain employees during the year ended December 31, 2006. Such options were granted with an exercise price of $83.84 per share, which was equal to the estimated fair market value of the Company’s common equity as of the date of grant, and vest ratably over a four-year service period with a 10-year contractual term.
Fair Value Assumptions
     In accordance with SFAS No. 123R, the Company estimates the fair value of its options by utilizing the Black–Scholes option pricing model. Such model requires the input of certain subjective assumptions, including the expected life of the options, a risk-free interest rate, a dividend rate, and the future volatility of the Company’s common equity. Additional information with respect to the fair value of the options issued during 2006 is as follows:

Weighted average estimated fair value per stock option granted	$33.68
Valuation assumptions:
Expected option term (years)	6.25
Expected volatility	34.50% - 35.90%
Expected dividend yield	0.00%
Risk-free interest rate	4.74% - 4.85%

     The expected option term of 6.25 years was determined based on the simplified method outlined in SAB No. 107, as issued by the SEC. Such method is based on the vesting period and the contractual term for each grant and is calculated by taking the average of the expiration date and the vesting period for each vesting tranche. In the future, as information regarding post vesting termination becomes more available, the Company will change this method of deriving the expected term. Such a change could impact the fair value of options granted in the future. Furthermore, the Company expects to refine the method of deriving the expected term by no later than January 1, 2008, as required by SAB No. 107. The estimated forfeiture rates utilized by the Company are based on the Company’s historical option forfeiture rates and represent the Company’s best estimate of future forfeiture rates. In future periods, the Company will monitor the level of actual forfeitures to determine if such estimate should be modified prospectively, as well as adjusting the compensation expense previously recorded.
     The Company’s common stock is not publicly-traded; therefore, the expected volatility factors utilized were determined based on historical volatility rates obtained for certain companies with publicly-traded equity that operate in the same or related businesses as that of the Company. The volatility factors utilized represent the simple average of the historical daily volatility rates obtained for each company within this designated peer group over multiple periods of time, up to and including a period of time commensurate with the expected option term discussed above. The Company utilized this peer group approach, as the historical transactions involving the Company’s private equity have been very limited and infrequent in nature. The Company believes that the historical peer group volatility rates utilized above are reasonable estimates of the Company’s expected future volatility.
     The expected dividend yield was assumed to be zero as the Company has not historically paid, and does not anticipate paying, dividends with respect to its common equity. The risk-free interest rates reflect the rates in effect as of the grant dates for U.S. treasury securities with a term similar to that of the expected option term referenced above.
Non-vested Stock Options
     A summary of the status of the Company’s non-vested stock options as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Number of	Weighted
	Shares Under	Average
	Outstanding	Grant Date
	Options	Fair Value
Non-vested options as of January 1, 2006	270,562	$6.69
Granted	97,500	$33.68
Vested	(92,812)	$6.13
Forfeited	(45,000)	$8.16

Non-vested options as of December 31, 2006	230,250	$18.06

     As of December 31, 2006, there was $2.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 3.2 years. The total fair value of options vested during the year ended December 31, 2006, was $0.6 million. Compensation expense recognized related to stock options totaled approximately $0.6 million for the year ended December 31, 2006. Additionally, the Company recognized approximately $1.8 million of stock option-based compensation expense in 2005 related to the repurchase of shares underlying certain employee stock options in connection with the Company’s series B preferred stock financing transaction.
Restricted Stock
     Pursuant to a restricted stock agreement dated January 20, 2003, the Company sold the President and Chief Executive Officer of the Company 80,000 shares of common stock in exchange for a promissory note in the amount of $940,800 (“Exchange Proceeds”). Such shares vest ratably over a four-year basis on each anniversary of the original grant date. The underlying restricted stock agreement permitted the Company to repurchase a portion of such shares prior to January 20, 2007, in certain circumstances. The agreement also contained a provision allowing the shares to be “put” to the Company in an amount sufficient to retire the entire unpaid principal balance of the promissory note plus accrued interest. On February 4, 2004, the Company amended the restricted stock agreement to remove such “put” right. As a result of this amendment, the

Company determined that it would need to recognize approximately $3.2 million in compensation expense based on the fair value of the shares at the date of the amendment. This expense is being recognized on a graded-basis over the four-year vesting period associated with these restricted shares. Additionally, in connection with such amendment, the Company paid a $1.8 million bonus to its Chief Executive Officer as reimbursement of the tax liability associated with such grant.
     As of January 1, 2006, the number of non-vested shares for the aforementioned restricted stock grant totaled 40,000, and the remaining unrecognized compensation cost to be recognized on a graded-basis was approximately $227,000. Compensation expense associated with this restricted stock grant totaled approximately $0.2 million, $0.5 million, and $0.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. No additional restricted shares were granted or forfeited during these periods. During the year ended December 31, 2006, an additional 20,000 shares of the restricted stock grant vested. These vested shares had a total fair value of approximately $0.8 million (net of the Exchange Proceeds), approximately $0.7 million of which had been recognized as compensation expense in previous periods as a result of the graded-basis of amortization utilized by the Company.
     As of December 31, 2006, there was approximately $11,000 of unrecognized compensation cost associated with the aforementioned restricted stock grant. The remainder of this cost will be recognized as compensation expense in the first quarter of 2007, as the remaining 20,000 shares fully vested in January 2007.
Other Stock-Based Compensation
     In addition to the compensation expense reflected above for the stock options granted during the year ended December 31, 2006, the accompanying condensed consolidated financial statements include compensation expense amounts relating to the aforementioned restricted stock grant as well as certain compensatory options that were granted in 2004. Because the Company utilized the prospective method of adoption for SFAS No. 123R, all unvested awards as of January 1, 2006, will continue to be accounted for pursuant to APB No. 25 and SFAS No. 123. Accordingly, the accompanying condensed consolidated statements of operations include approximately $17,000, $37,000, and $20,000 in compensation expense for the years ended December 31, 2006, 2005, and 2004 respectively, associated with such compensatory option grants.
(4) Related Party Transactions
Subscriptions Receivable
     The Company currently has loans outstanding with certain employees related to past exercises of employee stock options and purchases of the Company’s common stock, as applicable. Such loans, which were initiated in 2003, are reflected as subscriptions receivable in the accompanying consolidated balance sheet. The rate of interest on each of these loans is 5% per annum. In connection with the investment by TA Associates in February 2005 (Note 9) and the concurrent redemption of a portion of the Company’s common stock, approximately $0.4 million of the outstanding loans were repaid to the Company. Additionally, in the third quarter of 2006, the Company repurchased 15,255 shares of the Company’s common stock held by certain of the Company’s executive officers for approximately $1.3 million in proceeds. Such proceeds were primarily utilized by the executive officers to repay the majority of the above-discussed subscriptions receivable, including all accrued and unpaid interest related thereto. Such loans were required to be repaid pursuant to SEC rules and regulations prohibiting registrants from having loans with executive officers. As a result of the aforementioned repayments, the total amount outstanding under such loans, including accrued interest, was $0.3 million and $1.5 million as of December 31, 2006 and 2005, respectively.
Other Related Parties
     Prior to December 2005, one of our primary investors, The CapStreet Group, owned a minority interest in Susser Holdings, LLC, a company for whom the Company provided ATM management services during the normal course of business. Amounts earned from Susser Holdings accounted for approximately 1.5% and 2.1% of the Company’s total revenues for the years ended December 31, 2005 and 2004, respectively.
     Bansi, an entity that owns a minority interest in the Company’s subsidiary Cardtronics Mexico, provided various ATM management services to Cardtronics Mexico during the normal course of business in 2006, including serving as the vault cash provider, bank sponsor, and landlord for Cardtronics Mexico as well as providing other miscellaneous services. Amounts paid to Bansi represented less than 0.1% of the Company’s total operating and selling, general, and administrative expenses for the year.

     Jorge Diaz, a member of the Company’s Board of Directors, is the President and Chief Executive Officer of Personix, a division of Fiserv. In 2006, both Personix (though indirectly) and Fiserv provided third party services during the normal course of business for Cardtronics. Amounts paid to Personix and Fiserv represented less than 0.2% of the Company’s total operating and selling, general, and administrative expenses for the year.
     Fred R. Lummis, the Chairman of the Company’s Board of Directors, is also a senior advisor to The CapStreet Group, LLC, the ultimate general partner of CapStreet II and CapStreet Parallel II, the Company’s primary stockholders. Additionally, Michael Wilson and Roger Kafker, both of whom are on the Company’s Board of Directors, are managing directors of TA Associates, Inc., affiliates of which are Cardtronics’ stockholders and own a majority of the Company’s outstanding Series B Preferred Stock (Note 9). Each of the Company’s independent Board members, unless otherwise indicated in Part III, Item 11. Executive Compensation, are paid a fee of $1,000 per Board meeting attended. Furthermore, all Board members are reimbursed for customary travel expenses and meals.
     Pursuant to a restricted stock agreement dated January 20, 2003, the Company sold the President and Chief Executive Officer of the Company 80,000 shares of common stock in exchange for a promissory note in the amount of $940,800. The agreement permits the Company to repurchase a portion of such shares prior to January 20, 2007 in certain circumstances. The agreement also contained a provision allowing the shares to be “put” to the Company in an amount sufficient to retire the entire unpaid principal balance of the promissory note plus accrued interest. On February 4, 2004, the Company amended the restricted stock agreement to remove such “put” right. The Company recognized approximately $0.2 million, $0.5 million, and $0.9 million in compensation expense in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004, respectively, associated with such restricted stock grant.
     Approximately 24% of the Company’s outstanding common stock, including vested options to purchase shares of the Company’s stock, was redeemed by the Company in connection with the Series B preferred stock issuance consummated in February 2005. The common shares redeemed were held by members of management, employees, certain of the Company’s directors, and The CapStreet Group. Additionally, the net proceeds from the Series B preferred stock offering were utilized to redeem all of the Company’s issued and outstanding Series A preferred stock held by The CapStreet Group, including all accrued and unpaid dividends with respect thereto.
(5) Prepaid Expenses, Deferred Costs, and Other Current Assets
     A summary of prepaid expenses, deferred costs, and other current assets is as follows (in thousands):

	December 31,
	2006	2005
Prepaid expenses	$6,469	$3,258
Available for sale securities, at market value	4,184	—
Current portion of interest rate swaps	4,079	3,270
Deferred costs and other current assets	446	228

Total	$15,178	$6,756

     The increase in prepaid expenses as of December 31, 2006, is attributable to additional prepayments of merchant fees paid by the Company’s U.K. operations in late 2006.
     The available for sale securities included above consist of approximately 310,000 shares of Winn-Dixie’s post-bankruptcy equity securities. In February 2005, Winn-Dixie filed for bankruptcy protection. As part of its bankruptcy restructuring efforts, Winn-Dixie closed or sold a significant number of its stores, many of which included Cardtronics’ ATMs. Accordingly, the Company deinstalled its ATMs that were operating in those locations. Pursuant to the terms of the Company’s ATM management agreement with Winn-Dixie, Winn-Dixie was required to compensate the Company for the ATMs that were removed due to its store closures; however, such payments were not made, given Winn-Dixie’s bankruptcy proceedings. As a part of Winn-Dixie’s plan of reorganization, the bankruptcy court approved an amended ATM operating agreement entered into between the Company and Winn-Dixie. Such agreement, which became final in November 2006 along with Winn-Dixie’s plan of reorganization, outlined (1) the terms and conditions under which Cardtronics would continue to operate ATMs located in the Winn-Dixie store locations that remained in operation and (2) certain consideration that Winn-Dixie was required to remit to Cardtronics in satisfaction of the rebate amounts owed to the Company pursuant to the previous ATM operating agreement. Such consideration, which was received during the fourth quarter of 2006, was comprised of a $1.0 million cash payment and the aforementioned 310,000 shares of post-bankruptcy equity securities, which are included in the above table. These securities had an initial cost basis of approximately $3.4 million. Accordingly, the Company recorded a gain of $4.4 million for the receipt of these items, which is included in other income on the accompanying consolidated statement of operations for the year ended December 31, 2006. As of December 31, 2006, the fair value of the equity securities was approximately $4.2 million. The related $0.8 million of unrealized gains associated with such equity securities have been recorded in other comprehensive income, net of taxes. The Company subsequently sold these securities in January 2007 for total gross proceeds of approximately $3.9 million.
(6) Property and Equipment, net
     A summary of property and equipment is as follows (in thousands):

	December 31,
	2006	2005
ATM equipment and related costs	$114,803	$89,136
Office furniture, fixtures, and other	9,299	7,157

Total	124,102	96,293
Less accumulated depreciation	(37,434)	(22,142)

Net property and equipment	$86,668	$74,151

     ATMs held as deployments in process, as discussed in Note 1(i), totaled $3.1 million and $2.9 million as of December 31, 2006 and 2005, respectively.
(7) Intangible Assets
Intangible Assets with Indefinite Lives
     The following table depicts the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2006 and 2005, as well as the changes in the net carrying amounts for the year ended December 31, 2006 by segment (in thousands):

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
Balance at December 31, 2005	$88,806	$72,751	$—	$200	$3,471	$165,228
Acquisitions	115	—	1,030	—	—	1,145
Purchase price adjustments	(2,219)	241	(334)	—	—	(2,312)
Foreign currency translation adjustments	—	9,180	(7)	—	452	9,625

Balance as of December 31, 2006	$86,702	$82,172	$689	$200	$3,923	$173,686

     As previously discussed in Note 2, certain adjustments related to deferred taxes were made to the ETA and Bank Machine purchase price allocations during 2006. Such adjustments had the effect of reducing the previously reported goodwill amount for the ETA acquisition by $2.2 million, and increasing the previously reported goodwill amount for the Bank Machine acquisition by $0.2 million.
Intangible Assets with Definite Lives
     The following is a summary of the Company’s intangible assets that are subject to amortization as of December 31, 2006 (in thousands) as well as the weighted average remaining amortization period:

	Weighted
	Average
	Remaining	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount
Customer contracts and relationships	6.0 years	$83,670	$(31,378)	$52,292
Exclusive license agreements	5.4 years	4,261	(1,066)	3,195
Non-compete agreements	3.1 years	99	(23)	76
Deferred financing costs	5.4 years	11,001	(2,924)	8,077

Total	5.9 years	$99,031	$(35,391)	$63,640

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
     Amortization of customer contracts and relationships, exclusive license agreements, and non-compete agreements, including impairment charges, totaled $12.0 million, $9.0 million, and $5.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. Included in the 2006 year-to-date figure was approximately $2.8 million in additional amortization expense related to the impairment of the intangible asset associated with the acquired BASC ATM portfolio in our U.S. reporting segment. Such impairment relates to a reduction in anticipated future cash flows resulting from a higher than anticipated attrition rate associated with this acquired portfolio. Additionally, the Company recorded a $1.2 million impairment charge in 2005 related to certain other previously acquired merchant contract/relationship intangible assets.
     Amortization of deferred financing costs and bond discount totaled $1.4 million, $1.9 million, and $1.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. During the year ended 2006, the Company wrote-off approximately $0.5 million in deferred financing costs in connection with certain modifications made to the Company’s existing revolving credit facilities. Additionally, during the year ended December 31, 2005, the Company also wrote-off approximately $5.0 million in deferred financing costs as a result of an amendment to its existing bank credit facility and the repayment of its existing term loans.
     Estimated amortization expense for the Company’s intangible assets with definite lives for each of the next five years, and thereafter is as follows (in thousands):

	Customer	Exclusive
	Contracts	License	Non-compete	Deferred
	and Relationships	Agreements	Agreements	Financing Costs	Total
2007	$9,105	$636	$25	$1,313	$11,079
2008	9,112	576	25	1,382	11,095
2009	8,796	571	25	1,459	10,851
2010	7,813	475	1	1,134	9,423
2011	5,839	361	—	977	7,177
Thereafter	11,627	576	—	1,812	14,015

Total	$52,292	$3,195	$76	$8,077	$63,640

(8) Prepaid Expenses and Other Non-current Assets
     A summary of prepaid expenses and other non-current assets is as follows (in thousands):

	December 31,
	2006	2005
Interest rate swaps, non-current	$2,994	$4,910
Prepaid expenses	627	376
Other	1,720	474

Total	$5,341	$5,760

(9) Preferred Stock
     As previously mentioned, the Company issued 17,500 shares of its Series A preferred stock to The CapStreet Group in multiple transactions during 2001 and 2002 for approximately $17.5 million in gross proceeds. All Series A preferred shares, including any accrued and unpaid dividends with respect thereto, were redeemed by the Company in February 2005, concurrent with the investment made by TA Associates.
     On February 10, 2005, the Company issued 894,568 shares of its Series B preferred stock for $75.0 million in proceeds to TA Associates. The net proceeds from the offering were utilized to redeem the Company’s outstanding Series A preferred stock, as noted above, and a portion of the Company’s outstanding common stock and vested options. On May 17, 2005, the

Company issued an additional 35,221 shares of its Series B preferred stock as partial consideration for the Bank Machine acquisition. Such shares were valued at approximately $3.0 million, consistent with the value per share received in connection with the February 10, 2005 issuance.
     The Series B preferred stockholders have certain preferences to the Company’s common stockholders, including board representation rights and the right to receive their original issue price prior to any distributions being made to the common stockholders as part of a liquidation, dissolution or winding up of the Company. As of December 31, 2006 and 2005, the liquidation value of the Series B preferred shares totaled $78.0 million. The Series B preferred shares are convertible into the same number of shares of the Company’s common stock, as adjusted for future stock splits and the issuance of dilutive securities. The Series B preferred shares have no stated dividends and are redeemable at the option of a majority of the Series B holders at any time on or after the earlier of (i) December 2013 and (ii) the date that is 123 days after the first day that none of the Company’s 9.25% senior subordinated notes remain outstanding, but in no event earlier than February 2012.
     The carrying value of the Company’s Series B preferred stock was $76.6 million and $76.3 million, net of unaccreted issuance costs of approximately $1.4 million and $1.7 million, as of December 31, 2006 and 2005, respectively. Such issuance costs are being accreted on a straight-line basis through February 2012, which represents the earliest optional redemption date outlined above.
(10) Accrued Liabilities
     The Company’s accrued liabilities include accrued cash management fees, maintenance obligations, and fees owed to merchants. Other accrued expenses include processing and other miscellaneous charges. A summary of the Company’s accrued liabilities for each of the periods presented below is as follows (in thousands):

	December 31,
	2006	2005
Accrued interest	$7,954	$7,328
Accrued merchant fees	7,915	7,613
Accrued purchases	4,467	2,292
Accrued compensation	3,499	1,722
Accrued armored	3,242	2,662
Accrued cash management fees	2,740	3,430
Accrued maintenance	2,090	1,431
Other accrued expenses	2,434	8,365

Total	$34,341	$34,843

(11) Other Long-Term Liabilities and Minority Interest in Subsidiary
     The following is a detail of the components of the Company’s other long-term liabilities (in thousands):

	December 31,
	2006	2005
Asset retirement obligations	$9,989	$8,339
Deferred revenue	642	1,075
Minority interest in subsidiary	111	25
Other long-term liabilities	3,311	4,954

Total	$14,053	$14,393

(12) Long-term Debt
     The Company’s long-term debt and notes payable as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
Revolving credit loan facility bearing interest at LIBOR + 3.25% as of December 31, 2006 and 2005 and PRIME + 2.50% for swing-line borrowings as of December 31, 2006 and 2005 (weighted-average combined rate of 8.67% and 7.05% at December 31, 2006 and 2005, respectively)	$53,100	$45,800
Senior subordinated notes due August 2013, net of unamortized discount of $1.2 million and $1.3 million as of December 31, 2006 and 2005, respectively (9.25% stated rate, 9.375% effective yield)	198,783	198,656
Other	1,012	3,168

Total	252,895	247,624
Less current portion	194	3,168

Total excluding current portion	$252,701	$244,456

Credit Facility
     On May 17, 2005, in connection with the acquisition of Bank Machine, the Company replaced its then existing bank credit facility with new facilities provided by BNP Paribas and Bank of America, N.A. Such facilities were comprised of (i) a revolving credit facility of up to $100.0 million, (ii) a first lien term facility of up to $125.0 million, and (iii) a second lien term facility of up to $75.0 million. Borrowings under the facilities were utilized to repay the Company’s existing bank credit facility and to fund the acquisition of Bank Machine. In connection with the issuance of the Company’s senior subordinated notes in August 2005 (as discussed below), the first and second lien term loan facilities were repaid in full, and the revolving credit facility was increased to a maximum borrowing capacity of $150.0 million. Borrowings under the revolving credit facility, which mature in May 2010, bear interest at LIBOR plus a spread, which was 3.25% as of December 31, 2006. Additionally, the Company pays a commitment fee of 0.5% per annum on the unused portion of the revolving credit facility.
     In February 2006, the Company amended the revolving credit facility to remove and modify certain restrictive covenants contained within the facility and to reduce the maximum borrowing capacity from $150.0 million to $125.0 million. As a result of this amendment, the Company recorded a pre-tax charge of approximately $0.5 million associated with the write-off of previously deferred financing costs related to the facility. Additionally, the Company incurred approximately $0.1 million in fees associated with such amendment. Although the maximum borrowing capacity was reduced, the overall effect of the amendment was to increase the Company’s liquidity and financial flexibility through the removal and modification of certain restrictive covenants contained in the previous revolving credit facility. Such covenants, which were originally structured to accommodate an acquisitive growth strategy, have either been eliminated or modified to reflect a greater reliance on the Company’s internal growth initiatives. The primary restrictive covenants within the facility now include (i) limitations on the amount of senior debt that the Company can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, including dividends, and (iv) limitations on the amount of capital expenditures that the Company can incur on a rolling 12-month basis. As of December 31, 2006, the Company was in compliance with all applicable covenants and ratios in effect at that time. The Company’s borrowing capacity was $52.8 million as of year-end.
     Substantially all of the Company’s assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s domestic subsidiaries has guaranteed the Company’s obligations under such facility. There are currently no restrictions on the ability of the Company’s wholly-owned subsidiaries to declare and pay dividends directly to the Company.
Senior Subordinated Notes
     On August 12, 2005, the Company sold $200.0 million in senior subordinated notes pursuant to Rule 144A of the Securities Act of 1933. The Notes, which are subordinate to borrowings made under the revolving credit facility, mature in August 2013 and carry a 9.25% coupon with an effective yield of 9.375%. Interest under the Notes is paid semi-annually in arrears on February 15th and August 15th of each year. Net proceeds from the offering, after taking into consideration direct offering costs, totaled approximately $192.0 million. Such proceeds, along with cash on hand and borrowings under the Company’s revolving credit facility, were utilized to repay all of the outstanding borrowings, including accrued but unpaid interest, under the Company’s first and second lien term loan facilities. The Notes, which are guaranteed by the Company’s domestic subsidiaries, contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness and make certain types of restricted payments, including dividends. As of December 31, 2006, the Company was in compliance with all applicable covenants required under the Notes.
     In addition, a provision of the Notes required the Company to either (i) register the Notes with the SEC on or before June 8, 2006 and successfully complete an exchange offer with respect to such Notes within 30 days following such registration or (ii) be subject to higher interest rates on the Notes in subsequent periods. As a result of the Company’s inability to complete the registration of the Notes by the aforementioned deadline, the annual interest rate on the Notes increased from 9.25% to 9.50% in June 2006 and from 9.50% to 9.75% in September 2006. However, upon the successful completion of the Company’s exchange offer in October 2006, the interest rate associated with the Notes reverted back to the 9.25% stated rate.
Other Facilities
     In addition to the above revolving credit facility, Bank Machine has a £2.0 million unsecured overdraft facility that expires in July 2007. Such facility, which bears interest at 1.75% over the bank’s base rate (currently 5.25%), is utilized for general corporate purposes for the Company’s United Kingdom operations. As of December 31, 2006, approximately £1.9 million of this overdraft facility had been utilized to help fund certain working capital commitments and to post a £275,000 bond. No amounts were outstanding under the facility as of December 31, 2005, with the exception of the aforementioned bond. Amounts outstanding under the overdraft facility, other than those amounts utilized for posting bonds, are reflected in accounts payable in our consolidated balance sheet, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts.
     In November 2006, Cardtronics Mexico entered into a five-year loan agreement. Such agreement, which bears interest at 11.03%, is to be utilized for the purchase of additional ATMs to support the Company’s Mexico operations. As of December 31, 2006, approximately $9.3 million pesos ($858,000 U.S.) was outstanding under this facility, with future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the loan agreement, Cardtronics, Inc. has issued a guaranty for 51.0% (its ownership percentage in Cardtronics Mexico) of the obligations under the loan agreement. As of December 31, 2006, the total amount of the guaranty was $4.8 million pesos ($437,000 U.S.).
Debt Maturities
     Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2006, were as follows (in thousands) for the years indicated:

Amount
2007	$194
2008	145
2009	207
2010	53,331
2011	235
2012	—
2013	200,000

Total	$254,112

     Reflected in the 2013 amount in the above table is the full face value of the Company’s senior subordinated notes, which has been reflected net of unamortized discount of approximately $1.2 million in the accompanying consolidated balance sheet.
(13) Employee Benefits
     The Company offers a 401(k) plan to its employees but has not historically made matching contributions. In 2007, the Company began matching 25.0% of employee contributions up to 6.0% of the employee’s salary.

(14) Commitments and Contingencies
Legal and Other Regulatory Matters
     National Federation of the Blind (“NFB”). In connection with its acquisition of the E*TRADE Access, Inc. (“ETA”) ATM portfolio, the Company assumed ETA’s interests and liability for a lawsuit instituted in the United States District Court for the District of Massachusetts (the “Court”) by the NFB, the NFB’s Massachusetts chapter, and several individual blind persons (collectively, the “Private Plaintiffs”) as well as the Commonwealth of Massachusetts with respect to claims relating to the alleged inaccessibility of ATMs for those persons who are visually-impaired. After the acquisition of the ETA ATM portfolio, the Private Plaintiffs named Cardtronics as a co-defendant with ETA and ETA’s parent – E*Trade Bank, and the scope of the lawsuit has expanded to include both ETA’s ATMs as well as the Company’s pre-existing ATM portfolio.
     In this lawsuit, the Private Plaintiffs have sought to require ETA and Cardtronics to make all of the ATMs “voice-enabled,” or capable of providing audible instructions to a visually-impaired person upon that person inserting a headset plug into an outlet at the ATM. The Court has ruled twice (in February 2005 and February 2006) that the Private Plaintiffs are not entitled to a “voice-enabled” remedy. Nonetheless, in response to an order to describe the relief they seek, the Private Plaintiffs have subsequently stated that they demand either (i) voice-guidance technology on each ATM; (ii) “Braille” instructions on each ATM that allow individuals who are blind to understand every screen (which, we assume, may imply a dynamic Braille pad); or (iii) a telephone on each ATM so the user could speak with a remote operator who can either see the screen on the ATM or can enter information for the user.
     Cardtronics has asserted numerous defenses to the lawsuit. One defense is that, for ATMs owned by third parties, the Company does not have the right to make changes to the ATMs without the consent of the third parties. Another defense is that the ADA does not require the Company to make changes to ATMs if the changes are not feasible or achievable, or if the costs outweigh the benefits. The costs of retrofitting or replacing existing ATMs with voice technology, dynamic Braille keypads, or telephones and interactive data lines would be significant. Additionally, in situations in which the ATMs are owned by third parties and Cardtronics provides processing services, the costs are extremely disproportionate to the Company’s interests in the ATMs. Moreover, recent depositions taken of six individuals, which the Private Plaintiffs have requested the Court to add as additional plaintiffs, demonstrates that the NFB is interested only in voice-guidance, which (as noted above) the Court has twice ruled that this remedy is not available. Based upon this revelation, Cardtronics has renewed its motion of summary judgment because of the Private Plaintiffs’ failure to identify a non-voice remedy that will make Cardtronics-owned or operated ATMs accessible.
     Cardtronics has also challenged the Private Plaintiffs’ standing to file this lawsuit. In response to the Company’s challenge, the Private Plaintiffs have requested the Court’s permission to (i) amend their complaint to name additional individual plaintiffs and (ii) certify the lawsuit as a class action under the Federal Rules of Civil Procedure. Cardtronics has objected to the Private Plaintiffs’ motion, on the grounds that the plaintiffs who initially filed the lawsuit lacked standing and this deficiency arguably cannot be cured by amending the complaint. Hearings on both the standing issue and Cardtronics’ motion for summary judgment are scheduled to occur during the second quarter of 2007.
     Other matters. In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the United States District Court for the Southern District of New York (the “Federal Action”). The complaint, which was formally served to the Company in September 2006, alleged that Cardtronics had breached an ATM operating agreement between the parties by failing to pay the Customer the proper amount of fees under the agreement. On October 6, 2006, Cardtronics filed a petition in the District Court of Harris County, Texas, seeking a declaratory judgment that Cardtronics had not breached the ATM operating agreement. On October 10, 2006, the Customer filed a second complaint, this time in New York State Supreme Court, alleging the same claims it had alleged in the Federal Action. Subsequently, the Customer withdrew the Federal Action because the federal court did not have subject matter jurisdiction. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. As the underlying causes of action in the two lawsuits are essentially the same, it is probable that only one of the lawsuits will proceed. The Company does not believe the venue of that lawsuit is material to the ultimate outcome. The Company also believes that it will ultimately prevail upon the merits in this matter, although it gives no assurance as to the final outcome. Furthermore, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on the Company’s financial condition or results of operations.
     The Company is also subject to various legal proceedings and claims arising in the ordinary course of its business. The

Company’s management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on the Company’s financial condition or results of operations.
Purchase Commitments
     The Company had no material purchase commitments as of December 31, 2006. However, the Company does expect to make significant capital expenditures in 2007 to upgrade its company-owned ATMs to be both Encrypting PIN Pad and Triple Data Encryption Standard (“Triple DES”) compliant. In connection with these security upgrades, the Company plans to make substantially all of its company-owned ATMs voice-enabled, as would be required under recently proposed Accessibility Guidelines under the ADA. The Company currently expects to spend approximately $14.0 million to accomplish these upgrades by the end of 2007.
     In addition to the above, the Company may be required to make additional capital expenditures in future periods to comply with anticipated new regulations resulting from the ADA or the outcome of the aforementioned lawsuit involving the NFB and the Commonwealth of Massachusetts.
Operating and Capital Lease Obligations
     As of December 31, 2006, the Company was a party to several operating leases, primarily for office space and the rental of space at certain merchant locations. Such leases expire at various times during the next seven years. Rental expense under these leases for the year ended December 31, 2006, was approximately $7.2 million. Rental expense for each of the years ended December 31, 2005 and 2004 was approximately $8.6 million.
     Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2006, were as follows (in thousands) for each of the five years indicated and in the aggregate thereafter:

2007	$5,586
2008	5,412
2009	3,061
2010	1,723
2011	1,533
Thereafter	2,760

Total minimum lease payments	$20,075

(15) Derivative Financial Instruments
     As a result of its variable-rate debt and ATM cash management activities, the Company is exposed to changes in interest rates (LIBOR in the U.S. and the U.K. and TIIE in Mexico). It is the Company’s policy to limit the variability of a portion of its expected future interest payments as a result of changes in LIBOR by utilizing certain types of derivative financial instruments.
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
     Net amounts paid or received under such swaps are recorded as adjustments to the Company’s cost of ATM operating revenues in the accompanying consolidated statements of operations. During the years ended December 31, 2006, 2005 and 2004, there were no gains or losses recorded in the consolidated statements of operations as a result of ineffectiveness associated with the Company’s interest rate swaps.

     The Company’s interest rate swaps have been classified as cash flow hedges pursuant to SFAS No. 133, as amended. Accordingly, changes in the fair values of the Company’s interest rate swaps have been reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. As of December 31, 2006, the unrealized gain on such swaps totaled approximately $4.4 million, net of income taxes of $2.7 million. During the year ending December 31, 2007, the Company expects approximately $2.6 million, net of income taxes of $1.5 million, of the gains included in accumulated other comprehensive income (loss) to be reclassified into cost of ATM operating revenues as a yield adjustment to the hedged forecasted interest payments on the Company’s expected ATM cash balances.
(16) Income Taxes
     Income tax expense (benefit) based on income (loss) before income taxes consists of the following (in thousands):

	2006	2005	2004
Current:
U.S. federal	$—	$—	$22
State and local	28	—	64
Foreign	30	—	—

Total current	$58	$—	$86

Deferred:
U.S. federal	$(584)	$(1,831)	$3,117
State and local	251	332	373
Foreign	787	229	—

Total deferred	454	(1,270)	3,490

Total	$512	$(1,270)	$3,576

     Income tax expense (benefit) differs from amounts computed by applying the statutory rate to income (loss) before taxes as follows for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
Income tax (benefit) expense at the statutory rate of 34.0%	$(6)	$(1,254)	$3,190
State tax, net of federal benefit	195	131	316
Non-deductible expenses	52	22	11
Potential non-deductible interest of foreign subsidiary	205	—	—
Impact of foreign rate differential	(55)	(31)	—
Change in effective state tax rate	—	(72)	66
Other	16	(66)	(7)

Subtotal	$407	$(1,270)	$3,576
Change in valuation allowance	105	—	—

Total tax provision (benefit)	$512	$(1,270)	$3,576

     The net current and non-current deferred tax assets and liabilities (by tax jurisdiction) as of December 31, 2006 and 2005, were as follows (in thousands):

	United States		United Kingdom		Mexico		Consolidated
	2006	2005	2006	2005	2006	2005	2006	2005
Current deferred tax asset	$440	$1,143	$149	$—	$47	$—	$636	$1,143
Valuation allowance	—	—	—	—	(47)	—	(47)	—
Current deferred tax liability	(316)	(38)	—	—	—	—	(316)	(38)

Net current deferred tax asset	$124	$1,105	$149	$—	$—	$—	$273	$1,105

Non-current deferred tax asset	$11,740	$8,080	$248	$466	$187	$—	$12,175	$8,546
Valuation allowance	—	—	—	—	(101)	—	(101)	—
Non-current deferred tax liability	(16,120)	(16,054)	(3,493)	(2,292)	(86)	—	(19,699)	(18,346)

Net non-current deferred tax liability	$(4,380)	$(7,974)	$(3,245)	$(1,826)	$—	$—	$(7,625)	$(9,800)

Net deferred tax liability	$(4,256)	$(6,869)	$(3,096)	$(1,826)	$—	$—	$(7,352)	$(8,695)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, were as follows (in thousands):

	2006	2005
Current deferred tax assets:
Reserve for receivables	$98	$59
Accrued liabilities and reserves	438	1,032
Other	100	52

Subtotal	636	1,143
Valuation allowance	(47)	—

Current deferred tax assets	589	1,143

Non-current deferred tax assets:
Net operating loss carryforward	8,827	6,998
Share-based compensation	353	87
SFAS No. 143 deinstallation costs	367	634
Deferred revenue and reserves	1,679	758
Other	949	69

Subtotal	12,175	8,546
Valuation allowance	(101)	—

Non-current deferred tax assets	12,074	8,546

Current deferred tax liabilities:
Deferred stock compensation	—	(67)
Unrealized gain on marketable securities	(293)	—
Other	(23)	29

Current deferred tax liabilities	(316)	(38)

Non-current deferred tax liabilities:
Tangible and intangible assets	(13,506)	(12,960)
Deployment costs	(3,569)	(2,352)
Unrealized gain on derivative instruments	(2,624)	(3,034)

Non-current deferred tax liabilities	(19,699)	(18,346)

Net deferred tax liability	$(7,352)	$(8,695)

     The deferred tax liabilities associated with the Company’s unrealized gains on marketable securities and derivative instruments have been reflected within the accumulated other comprehensive income (loss) balance in the accompanying consolidated balance sheet.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management primarily considers the scheduled reversal of deferred tax liabilities and projected future taxable income amounts in making this assessment. During the past three years, the Company has embarked on a significant capital expansion program, the result of which has been greater tax depreciation expense when compared to book depreciation expense. Based upon the scheduled reversal of the deferred tax liabilities created by such accelerated depreciation, as well as projections for future taxable income over the periods in which the Company’s deferred tax assets will be deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences within its United States and United Kingdom tax jurisdictions. With respect to Mexico, the Company has established a valuation allowance to fully reserve for the net deferred tax assets associated with that operation. Such decision was based on the level of historical book and tax losses generated by CCS Mexico prior to the Company’s acquisition in February 2006, and the continued losses generated by that business subsequent to the acquisition date. As of December 31, 2006, such valuation allowance totaled approximately $0.1 million.
     As of December 31, 2006, the Company had approximately $25.0 million in United States federal net operating loss carryforwards that will begin expiring in 2021, and $2.9 million in state net operating loss carryforwards that will begin expiring in 2007. The United States federal net operating loss amount excludes roughly $0.1 million in potential future tax benefits associated with an employee stock option exercise that occurred in 2006. Because the Company is currently in a net operating loss position, such benefit has not been reflected in the Company’s consolidated financial statements, as required by SFAS No. 123R.

     As of December 31, 2006, the Company had approximately $0.7 million in net operating loss carryforwards in Mexico that will begin expiring in 2009. However, as noted above, the deferred tax benefit associated with such carryforward has been fully reserved for through a valuation allowance. If realized, approximately $43,000 of such valuation allowance will be applied to reduce the goodwill balance recorded in connection with the Company’s acquisition of a majority stake in CCS Mexico.
     The Company currently believes that the unremitted earnings of its United Kingdom and Mexico subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.
(17) Significant Suppliers
     The Company purchased equipment from one supplier that accounted for 74.4% and 72.0% of the Company’s total ATM purchases for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, accounts payable to this supplier represented approximately 6.6% and less than 1.0%, respectively, of the Company’s consolidated accounts payable balances.
(18) Segment Information
     Historically, the Company considered its business activities to be a single reporting segment as it derived at least 90.0% of it revenues and operating results from one business segment – ATM Management Services. As a result of the acquisition of Bank Machine in May 2005, the Company began reporting its operations under two distinct reportable segments – Domestic and International, with the International segment consisting entirely of our Bank Machine operations. Further, as a result of the acquisition of a majority interest in Cardtronics Mexico in February 2006, the Company renamed its historical Domestic and International segments to the United States and United Kingdom segments, respectively, and added a third segment – Mexico. While each of the Company’s reportable segments provides similar ATM-related services, each segment is managed separately, as each requires different marketing and business strategies. All of the Company’s operations for the year ended December 31, 2004, related to the Company’s U.S. reporting segment.

     The following summarizes certain financial data for each of the Company’s reportable segments as of and for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	As of or for the Year Ended December 31, 2006
		United
	United States	Kingdom	Mexico	Eliminations	Total
Revenue from external customers	$250,425	$42,157	$1,023	$—	$293,605
Intersegment revenue	340	—	—	(340)	—
Depreciation, depletion, and amortization expense	24,819	5,675	84	—	30,578
Interest income	(3,676)	(164)	(5)	3,464	(381)
Interest expense	25,443	3,464	10	(3,464)	25,453
(Loss) income before income taxes	(1,503)	1,957	(388)	(85)	(19)

Identifiable Assets	$238,127	$126,070	$3,559	$—	$367,756

Capital expenditures(1)	$19,384	$14,912	$1,795	$—	$36,091

	As of or for the Year Ended December 31, 2005
		United
	United States	Kingdom	Mexico(2)	Eliminations	Total
Revenue from external customers	$247,143	$21,822	—	$—	$268,965
Intersegment revenue	358	—	—	(358)	—
Depreciation, depletion, and amortization expense	19,211	2,720	—	—	21,931
Interest income	(3,238)	(988)	—	2,637	(1,589)
Interest expense	24,015	2,637	—	(2,637)	24,015
(Loss) income before income taxes	(4,335)	766	—	(119)	(3,688)

Identifiable Assets	$238,377	$105,374	—	$—	$343,751

Capital expenditures	$23,344	$8,582	—	$—	$31,926

	As of or for the Year Ended December 31, 2004
		United
	United States	Kingdom(3)	Mexico(2)	Eliminations	Total
Revenue from external customers	$192,915	—	—	$—	$192,915
Intersegment revenue	—	—	—	—	—
Depreciation, depletion, and amortization expense	12,293	—	—	—	12,293
Interest income	(283)	—	—	—	(283)
Interest expense	5,518	—	—	—	5,518
(Loss) income before income taxes	9,381	—	—	—	9,381

Identifiable Assets	$197,667	—	—	$—	$197,667

Capital expenditures	$19,747	—	—	$—	$19,747

(1)	Capital expenditure amounts in 2006 exclude the Company’s initial investment in Mexico but include the purchase of assets to be leased.

(2)	No information is shown in 2005 or 2004 for the Company’s Mexico operations, as they were not acquired until 2006.

(3)	No information is shown in 2004 for the Company’s United Kingdom operations, as they were not acquired until 2005.
     During the years ended December 31, 2006, 2005, and 2004, no single merchant customer represented 10.0% or more of the Company’s consolidated revenues.

(19) Supplemental Guarantor Financial Information
     The Company’s senior subordinated notes issued in August 2005 are guaranteed on a full and unconditional basis by the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the years ended December 31, 2006, 2005, and 2004, and the condensed consolidating balance sheets as of December 31, 2006 and 2005, of (i) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (ii) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (iii) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”) (in thousands):
Consolidating Statements of Operations

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$250,765	$43,180	$(340)	$293,605
Operating costs and expenses	865	235,450	37,480	(257)	273,538

Operating income (loss)	(865)	15,315	5,700	(83)	20,067
Interest expense, net	8,491	13,276	3,305	—	25,072
Equity in (earnings) losses of subsidiaries	(8,151)	—	—	8,151	—
Other (income) expense, net	(175)	(5,639)	826	2	(4,986)

(Loss) income before income taxes	(1,030)	7,678	1,569	(8,236)	(19)
Income tax provision (benefit)	(584)	278	818	—	512

Net (loss) income	(446)	7,400	751	(8,236)	(531)
Preferred stock dividends and accretion expense	265	—	—	—	265

Net (loss) income available to common stockholders	$(711)	$7,400	$751	$(8,236)	$(796)

	Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$247,501	$21,822	$(358)	$268,965
Operating costs and expenses	2,547	227,682	19,254	(239)	249,244

Operating income (loss)	(2,547)	19,819	2,568	(119)	19,721
Interest expense, net	8,062	12,715	1,649	—	22,426
Equity in (earnings) losses of subsidiaries	(6,399)	—	—	6,399	—
Other expense, net	—	830	153	—	983

(Loss) income before income taxes	(4,210)	6,274	766	(6,518)	(3,688)
Income tax provision (benefit)	(1,911)	412	229	—	(1,270)

Net (loss) income	(2,299)	5,862	537	(6,518)	(2,418)
Preferred stock dividends and accretion expense	1,395	—	—	—	1,395

Net (loss) income available to common stockholders	$(3,694)	$5,862	$537	$(6,518)	$(3,813)

	Year Ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Revenues	$—	$192,915	$—	$—	$192,915
Operating costs and expenses	2,542	175,529	—	—	178,071

Operating income (loss)	(2,542)	17,386	—	—	14,844
Interest expense (income), net	(155)	5,390	—	—	5,235
Equity in (earnings) losses of subsidiaries	(7,354)	—	—	7,354	—
Other expense, net	—	228	—	—	228

(Loss) income before income taxes	4,967	11,768	—	(7,354)	9,381
Income tax provision (benefit)	(838)	4,414	—	—	3,576

Net (loss) income	5,805	7,354	—	(7,354)	5,805
Preferred stock dividends and accretion expense	2,312	—	—	—	2,312

Net (loss) income available to common stockholders	$3,493	$7,354	$—	$(7,354)	$3,493

Consolidating Balance Sheets

	As of December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Assets:
Cash and cash equivalents	$97	$1,818	$803	$—	$2,718
Accounts and notes receivable, net	3,463	13,068	1,966	(3,606)	14,891
Other current assets	544	14,069	6,204	(39)	20,778

Total current assets	4,104	28,955	8,973	(3,645)	38,387
Property and equipment, net	—	59,512	27,326	(170)	86,668
Intangible assets, net	6,982	45,757	15,024	—	67,763
Goodwill	1,228	85,474	82,861	—	169,563
Investments and advances to subsidiaries	79,848	—	—	(79,848)	—
Intercompany receivable	(122)	5,046	(4,924)	—	—
Prepaid expenses and other assets	211,175	5,006	369	(211,175)	5,375

Total assets	$303,215	$229,750	$129,629	$(294,838)	$367,756

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt and notes payable	$—	$—	$194	$—	$194
Current portion of other long-term liabilities	—	2,458	43	—	2,501
Accounts payable and accrued liabilities	8,458	32,202	14,218	(3,622)	51,256

Total current liabilities	8,458	34,660	14,455	(3,622)	53,951
Long-term debt, less current portion	251,883	132,351	79,641	(211,174)	252,701
Other non-current liabilities and minority interest	3,448	12,519	5,711	—	21,678

Total liabilities	263,789	179,530	99,807	(214,796)	328,330
Preferred stock	76,594	—	—	—	76,594
Stockholders’ (deficit) equity	(37,168)	50,220	29,822	(80,042)	(37,168)

Total liabilities and stockholders’ deficit	$303,215	$229,750	$129,629	$(294,838)	$367,756

	As of December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Assets:
Cash and cash equivalents	$118	$1,544	$37	$—	$1,699
Accounts and notes receivable, net	2,047	10,706	836	(3,843)	9,746
Other current assets	1,669	7,480	5,691	—	14,840

Total current assets	3,834	19,730	6,564	(3,843)	26,285
Property and equipment, net	—	58,283	15,991	(123)	74,151
Intangible assets, net	10,906	52,243	12,816	—	75,965
Goodwill	3,684	85,122	72,751	—	161,557
Investments and advances to subsidiaries	62,562	—	—	(62,562)	—
Intercompany receivable	487	2,288	(2,775)	—	—
Prepaid expenses and other assets	205,389	6,476	27	(206,099)	5,793

Total assets	$286,862	$224,142	$105,374	$(272,627)	$343,751

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt and notes payable	$—	$42	$3,126	$—	$3,168
Current portion of other long-term liabilities	—	2,251	—	—	2,251
Accounts payable and accrued liabilities	8,650	29,444	8,203	(3,859)	42,438

Total current liabilities	8,650	31,737	11,329	(3,859)	47,857
Long-term debt, less current portion	244,456	139,551	66,548	(206,099)	244,456
Other non-current liabilities and minority interest	6,511	14,629	3,053	—	24,193

Total liabilities	259,617	185,917	80,930	(209,958)	316,506
Preferred stock	76,329	—	—	—	76,329
Stockholders’ (deficit) equity	(49,084)	38,225	24,444	(62,669)	(49,084)

Total liabilities and stockholders’ deficit	$286,862	$224,142	$105,374	$(272,627)	$343,751

Consolidating Statements of Cash Flows

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(12,940)	$27,065	$11,321	$—	$25,446

Capital expenditures, net of sales	—	(17,534)	(15,070)	—	(32,604)
Payments for exclusive license agreements and site acquisition costs	—	(1,842)	(1,515)	—	(3,357)
Acquisitions, net of cash acquired	(1,039)	27	—	1,000	(12)

Cash flows (used in) provided by investing activities	(1,039)	(19,349)	(16,585)	1,000	(35,973)

Proceeds from issuance of long-term debt	44,800	23,200	861	(23,200)	45,661
Repayments of long-term debt	(37,500)	(30,400)	(3)	30,400	(37,503)
Issuance of long-term notes receivable	(4,300)	—	—	4,300	—
Payments received on long-term notes receivable	11,500	—	—	(11,500)	—
Utilization of bank overdraft facility, net	—	—	3,818	—	3,818
Issuance of capital stock	—	—	1,000	(1,000)	—
Purchase of treasury stock	(50)	—	—	—	(50)
Other financing activities	(492)	(242)	—	—	(734)

Cash flows (used in) provided by financing activities	13,958	(7,442)	5,676	(1,000)	11,192

Effect of exchange rate changes	—	—	354	—	354

(Decrease) increase in cash and cash equivalents	(21)	274	766	—	1,019
Cash and cash equivalents at beginning of period	118	1,544	37	—	1,699

Cash and cash equivalents at end of period	$97	$1,818	$803	$—	$2,718

	Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(4,607)	$32,563	$5,271	$—	$33,227

Capital expenditures, net of sales	—	(22,300)	(4,883)	—	(27,183)
Payments for exclusive license agreements and site acquisition costs	—	(988)	(3,677)	—	(4,665)
Acquisitions, net of cash acquired	(25,369)	(17,108)	(88,669)	23,034	(108,112)

Cash flows (used in) provided by investing activities	(25,369)	(40,396)	(97,229)	23,034	(139,960)

Proceeds from issuance of long-term debt	451,056	173,037	66,235	(212,319)	478,009
Repayments of long-term debt	(206,600)	(162,141)	—	6,600	(362,141)
Issuance of long-term notes receivable	(215,083)	—	—	215,083	—
Payments received on long-term notes receivable	6,600	—	—	(6,600)	—
Issuance of preferred stock	73,142	—	—	155	73,297
Redemption of preferred stock	(24,795)	—	—	—	(24,795)
Purchase of treasury stock	(46,453)	—	—	—	(46,453)
Issuance of capital stock	88	—	25,954	(25,953)	89
Other financing activities	(7,861)	(2,931)	—	—	(10,792)

Cash flows (used in) provided by financing activities	30,094	7,965	92,189	(23,034)	107,214

Effect of exchange rate changes	—	—	(194)	—	(194)

Increase in cash and cash equivalents	118	132	37	—	287
Cash and cash equivalents at beginning of period	—	1,412	—	—	1,412

Cash and cash equivalents at end of period	$118	$1,544	$37	$—	$1,699

	Year Ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Cash flows provided by operating activities	$—	$20,466	$—	$—	$20,466

Capital expenditures, net	—	(18,176)	—	—	(18,176)
Payments for exclusive license agreements and site acquisition costs	—	(1,125)	—	—	(1,125)
Acquisitions, net of cash acquired	—	(99,625)	—	—	(99,625)

Cash flows (used in) investing activities	—	(118,926)	—	—	(118,926)

Proceeds from issuance of long-term debt	—	136,041	—	—	136,041
Repayments of long-term debt	—	(38,925)	—	—	(38,925)
Issuance of capital stock	—	64	—	—	64
Other financing activities	—	(2,862)	—	—	(2,862)

Cash flows provided by financing activities	—	94,318	—	—	94,318

Decrease in cash and cash equivalents	—	(4,142)	—	—	(4,142)

Cash and cash equivalents at beginning of period	—	5,554	—	—	5,554

Cash and cash equivalents at end of period	$—	$1,412	$—	$—	$1,412

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2006, Cardtronics’ management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation as to the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). This evaluation considered the various processes carried out under the direction of the Company’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Based on the results of this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2006.
Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Board of Directors
     Board composition. Our Board of Directors consists of nine individuals designated in accordance with the Company’s investors’ agreement. Under the terms of the agreement, the Company’s stockholders agreed to vote their shares to elect to the Board of Directors two nominees designated by CapStreet; two nominees designated by TA Associates; Ralph Clinard, for so long as he owns 10.0% or more of the Company’s stock; the Chief Executive Officer; Ronald Delnevo – the Chief Executive of our United Kingdom operations, for so long as he serves in such capacity; and up to three additional independent Directors nominated by the nominating committee. Members of the Board of Directors are elected at the Company’s annual meeting of stockholders for terms expiring upon their resignation or until their successor is duly elected. The following table sets forth the name, age, and the position of each of the person who was serving as a Director as March 30, 2007:

Name	Age
Fred R. Lummis	53
Robert P. Barone	69
Frederick W. Brazelton	36
Ralph H. Clinard	73
Jorge M. Diaz	42
Roger B. Kafker	45
Michael A.R. Wilson	39
Jack Antonini	53
Ronald Delnevo	52
     On January 11, 2007, Ronald D. Coben resigned from the Company’s Board of Directors in order to devote his full attention to a new position that he accepted with a separate publicly-traded company. Mr. Coben served on the Company’s audit committee and his resignation was not the result of any disagreement with the Company.
     The following biographies describe the business experience of the members of the Company’s Board of Directors:
     Fred R. Lummis has served as a Director and Chairman of the Board since June 2001. In 2006, Mr. Lummis co-founded Platform Partners, LLC and currently serves as its Chairman and Chief Executive Officer. Prior to co-founding Platform Partners, Mr. Lummis co-founded and served as the managing partner of The CapStreet Group, LLC, CapStreet II, L.P., and CapStreet Parallel II, LP. Mr. Lummis still serves as a senior advisor to The CapStreet Group. From June 1998 to May 2000, Mr. Lummis served as Chairman of the Board and Chief Executive Officer of Advantage Outdoor Company, an outdoor advertising company. From September 1994 to June 1998, Mr. Lummis served as Chairman and Chief Executive Officer of American Tower Corporation, a nationwide communication tower owner and operator. Mr. Lummis now serves as a Director of American Tower Corporation, Amegy Bancorporation Inc., and several private companies. Mr. Lummis holds a Bachelor of Arts degree in economics from Vanderbilt University and a Masters of Business Administration degree from the University of Texas at Austin.
     Robert P. Barone has served as a Director since September 2001. Mr. Barone has more than 40 years of sales, marketing, and executive leadership experience from the various positions he has held at Diebold, NCR, Xerox, and the Electronic Funds Transfer Association. Since December 1999, Mr. Barone has served as a consultant for SmartNet Associates, Inc., a private financing service. Additionally, from May 1997 to November 1999, Mr. Barone served as Chairman of the Board of PetsHealth Insurance, Inc., a pet health insurance provider. From September 1988 to September 1994, he served as Board Vice-Chairman, President, and Chief Operating Officer at Diebold. He holds a Bachelor of Business Administration degree from Western Michigan University and a Masters of Business Administration degree from Indiana University. A founder and past Chairman of the Electronic Funds Transfer Association, Mr. Barone is now Chairman Emeritus of the Electronic Funds Transfer Association.
     Frederick W. Brazelton has served as a Director since June 2001. Mr. Brazelton is a co-founder and President of Platform Partners, LLC. Prior to co-founding Platform Partners in 2006, Mr. Brazelton was a partner of The CapStreet Group, which he joined in August 2000. From July 1996 to July 1998, Mr. Brazelton worked for Hicks, Muse, Tate & Furst, a private equity firm in Dallas, and from June 1994 to June 1995, he worked for Willis, Stein & Partners, a private equity firm in Chicago. He holds a Bachelor of Business Administration from the Business Honors Program at the University of Texas at Austin and a Masters of Business Administration degree from Stanford Graduate School of Business. Mr. Brazelton also serves as the Chairman of the Board of Directors of River Oaks Imaging and Diagnostic Group, Inc., a provider of diagnostic imaging services.
     Ralph H. Clinard has served as a Director since June 2001. Mr. Clinard founded the predecessor to Cardtronics in 1989 and was with the Company as President and Chief Executive Officer until he retired in January 2003. Prior to founding our predecessor, Mr. Clinard served with Exxon Corporation, an integrated oil company, working in various positions for almost 30 years. Mr. Clinard holds a Bachelor of Science degree in mathematics from Muskingum College and a Bachelor of Science degree in mechanical engineering from Pennsylvania State University. Mr. Clinard is currently retired, and his son, Michael Clinard, serves as the Company’s Chief Operating Officer.
     Jorge M. Diaz has served as a Director since December 2004. Mr. Diaz has served as President and Chief Executive Officer of Personix, a division of Fiserv, since April 1994. In January 1985, Mr. Diaz co-founded National Embossing Company, a predecessor company to Personix. Mr. Diaz sold National Embossing Company to Fiserv in April 1994.
     Roger B. Kafker has served as a Director since February 2005. Mr. Kafker is a Managing Director at TA Associates and concentrates on management-led buyouts and recapitalizations in growth service businesses in the financial, consumer, and healthcare services industries. He currently serves as a Director of Clayton Holdings, CompBenefits Corporation, Florida Career College, and Preferred Freezer Services. Mr. Kafker previously served on the Boards of Directors of Affiliated Managers Group, Allegis Realty Investors (now UBS Realty Investors), And 1, ANSYS, Boron, LePore & Associates, Cupertino Electric, EYP Mission Critical Facilities, HVL, Monarch Dental Corporation, and Thomson Advisory Group (now PIMCO Advisors). Prior to joining TA in 1989, he was employed by Bankers Trust Company of New York, where he worked on leveraged acquisitions. Mr. Kafker received a BA degree, magna cum laude, Phi Beta Kappa, in History from Haverford College and a Masters of Business Administration degree, with Honors, from the Harvard Business School.
     Michael A.R. Wilson has served as a Director since February 2005. Mr. Wilson is a Managing Director at TA Associates where he focuses on growth investments and leveraged buyouts of financial services, business services, and consumer products companies. He currently serves on the Boards of Advisory Research, Inc., EYP Mission Critical Facilities, and Numeric Investors. He formerly served on the Boards of Directors of United Pet Group and Chartered Marketing Services. Prior to joining TA in 1992, Mr. Wilson was a Financial Analyst in Morgan Stanley’s Telecommunications Group. In 1994, he joined Affiliated Managers Group, a TA-backed financial services start-up, as Vice President and a member of the founding management team. Mr. Wilson received a BA degree, with Honors, in Business Administration from the University of Western Ontario and a Masters of Business Administration degree, with Distinction, from the Harvard Business School.
     Jack Antonini’s and Ronald Delnevo’s biographies are included under the Executive Officers’ section below.
Committees of the Board of Directors
     Our investors’ agreement requires our Board of Directors to maintain a nominating committee comprised of the CapStreet and TA Associates board nominees, and a compensation committee comprised of one CapStreet board nominee, one TA Associate nominee and one independent Director. The nominating committee currently consists of Messrs. Lummis, Brazelton, Wilson, and Kafker, and the compensation committee currently consists of Messrs. Lummis, Wilson, and Diaz. Additionally, our Board of Directors has appointed an audit committee. The audit committee currently consists of Messrs. Barone and Clinard, with Mr. Barone serving as the committee’s chairman and designated financial expert. As previously noted, Mr. Coben resigned from the Company’s Board of Directors and the audit committee in January 2007. The Company is currently in the process of identifying a new independent Board member who will replace Mr. Coben on the Company’s audit committee.
     Audit committee. On an annual basis, the audit committee (i) selects, on behalf of our Board of Directors, an independent public accounting firm to be engaged to audit our financial statements; (ii) discusses with the independent auditors their independence; (iii) reviews and discusses the audited financial statements with the independent auditors and management; and (iv) recommends to our Board of Directors whether such audited financials should be included in our Annual Report on Form 10-K to be filed with the SEC. As noted above, Mr. Barone serves as the committee’s financial expert. Additionally, the Board of Directors has determined that both Mr. Barone and Mr. Clinard are independent with respect to their dealings with the Company.

     Compensation committee. The compensation committee reviews and either approves, on behalf of our Board of Directors, or recommends to the Board of Directors for approval (i) the annual salaries and other compensation of our executive officers and (ii) individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans.
     Nominating committee. The nominating committee assists our Board of Directors in fulfilling its responsibilities for identifying and approving individuals qualified to serve as members of our Board of Directors by selecting Director nominees for our annual meetings of stockholders, subject to the nominating requirements contained in our investors agreement.
     Additional information. We do not have a corporate governance committee. The independent Directors of our Board fulfill the responsibilities of a corporate governance committee by developing and recommending to our Board of Directors corporate governance guidelines and oversight with respect to corporate governance and ethical conduct.
Executive Officers
     Our executive officers are appointed by the Company’s Board of Directors on an annual basis and serve until removed by the Board or their successors have been duly appointed. The following table sets forth the name, age, and the position of each of the person who was serving as an executive officer as of March 30, 2007:

Name	Age	Position
Jack Antonini	53	Chief Executive Officer, President, and Director
J. Chris Brewster	57	Chief Financial Officer
Michael H. Clinard	40	Chief Operating Officer
Thomas E. Upton	50	Chief Administrative Officer
Ronald Delnevo	52	Chief Executive of Bank Machine and Director
     The following biographies describe the business experience of our executive officers:
     Jack Antonini has served as our Chief Executive Officer, President, and a Director since January 2003. From November 2000 to December 2002, Mr. Antonini served as a consultant for JMA Consulting, providing consulting services to the financial industry. During 2000, Mr. Antonini served as Chief Executive Officer and President of Globeset, Inc., an electronic payment products and services company. From August 1997 to February 2000, Mr. Antonini served as Executive Vice President of consumer banking at First Union Corporation of Charlotte, N.C. From September 1995 to July 1997, he served as Vice Chairman and Chief Financial Officer of First USA Corporation, which was acquired by Bank One in June 1997. Mr. Antonini held various positions from March 1985 to August 1995 at San Antonio-based USAA Federal Savings Bank, serving as Vice Chairman, President, and Chief Executive Officer from August 1991 to August 1995. He is a Certified Public Accountant and holds a Bachelor of Science degree in business and accounting from Ferris State University in Michigan. Mr. Antonini also serves as a Director of the Electronic Funds Transfer Association.
     J. Chris Brewster has served as our Chief Financial Officer since February 2004. From September 2002 until February 2004, Mr. Brewster provided consulting services to various businesses. From October 2001 until September 2002, Mr. Brewster served as Executive Vice President and Chief Financial Officer of Imperial Sugar Company, a Nasdaq-quoted refiner and marketer of sugar and related products. From March 2000 to September 2001, Mr. Brewster served as Chief Executive Officer and Chief Financial Officer of WorldOil.com, a privately-held Internet, trade magazine, book, and catalog publishing business. From January 1997 to February 2000, Mr. Brewster served as a partner of Bellmeade Capital Partners, LLC, a merchant banking firm specializing in the consolidation of fragmented industries. From March 1992 to September 1996, he served as Chief Financial Officer of Sanifill, Inc., a New York Stock Exchange-listed environmental services company. From May 1984 to March 1992, he served as Chief Financial Officer of National Convenience Stores, Inc., a New York Stock Exchange-listed operator of 1,100 convenience stores. He holds a Bachelor of Science degree in industrial management from the Massachusetts Institute of Technology and a Masters of Business Administration from Harvard Business School.

     Michael H. Clinard has served as our Chief Operating Officer since he joined the company in August 1997. He holds a Bachelor of Science degree in business management from Howard Payne University. Mr. Clinard also serves as a Director and Treasurer of the ATM Industry Association. Mr. Clinard is the son of Ralph H. Clinard, the Company’s founder and a current member of our Board of Directors.
     Thomas E. Upton has served as our Chief Administrative Officer since February 2004. From June 2001 to February 2004, Mr. Upton served as our Chief Financial Officer and Treasurer. From February 1998 to May 2001, Mr. Upton was the Chief Financial Officer of Alegis Group LLC, a national collections firm. Prior to joining Alegis, Mr. Upton served as a financial executive for several companies. He is a Certified Public Accountant with membership in the Texas Society of Certified Public Accountants and holds a Bachelor of Business Administration degree from the University of Houston.
     Ronald Delnevo has served as Managing Director of Bank Machine for four years and has been with Bank Machine (formerly the ATM division of Euronet) since 1998. Prior to joining Bank Machine, Mr. Delnevo served in various consulting roles in the retail sector, served as a board director of Tie Rack PLC for five years and spent seven years with British Airports Authority in various commercial roles. Mr. Delnevo was educated at Heriot Watt University in Edinburgh and currently holds a degree in business organization and a diploma in personnel management.
Corporate Governance
     Code of Ethics. Cardtronics has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of its employees, including its Chief Executive Officer and Chief Financial Officer as well as other senior accounting and finance personnel. The Code, which is reviewed and approved on an annual basis by the Company’s audit committee and Board of Directors, serves to (1) emphasize the Company’s commitment to ethics and compliance with established laws and regulations; (2) set forth basic standards of ethical and legal behavior; (3) provide a reporting mechanism for known or suspected ethical or legal violations; and (4) help prevent and detect any wrongdoings. All waivers to or amendments of the Company’s Code of Business Conduct and Ethics, which are required to be disclosed by applicable law, will either be posted to the Company’s website at www.cardtronics.com or the Company will file a Current Report on Form 8-K under Item 10 to appropriately disclose such occurrences. Currently, Cardtronics does not have nor does it anticipate any waivers to or amendments of the Code. A copy of Cardtronics’ Code of Business Conduct and Ethics is being filed as an exhibit to this Annual Report on Form 10-K.
     Audit committee financial expert. As noted in the Committees of the Board of Directors section above, Robert Barone serves as the chairman and financial expert of our audit committee. Mr. Barone was selected for this role based upon his various executive leadership experiences, including having historically supervised individuals who performed accounting and finance duties at large, public organizations. The Board of Directors has determined that Mr. Barone is independent.
ITEM 11. EXECUTIVE COMPENSATION
     As noted above, the compensation committee of our Board of Directors is authorized to review and either approve, on behalf of our Board of Directors, or recommend to the Board of Directors for approval (i) the annual salaries and other compensation of our executive officers and (ii) individual stock and stock option grants. Additionally, the compensation committee is also responsible for reviewing the overall goals of executive compensation, as well as providing assistance and recommendations with respect to our general compensation policies and practices and assisting with the administration of our compensation plans. Finally, our compensation committee is responsible for evaluating the performance of each of our executive officers and approving the compensation level of each of our executive officers, including the amounts for each component of compensation. Our compensation committee is expected to perform each of these tasks annually, and may, in its discretion, solicit the input of any of our executive officers, any of our other employees, or any other independent consultant or advisor.

Compensation Discussion and Analysis
Objectives of Executive Compensation Program
     The primary objectives of Cardtronics’ executive compensation program are to attract, retain, and motivate qualified individuals who are capable of leading the Company to meet its business objectives and to increase the overall value of the Company. To achieve this objective, our compensation committee’s philosophy has been to implement compensation programs that align the interests of management with those of our investors and to provide compensation programs that create incentives for and reward performance of the executive officers based on the overall success of the Company. Specifically, our compensation program provides management with the incentive to increase our adjusted earnings before interest, taxes, depreciation, and amortization, or EBITDA (as defined in our credit facility). In addition, we intend for our compensation program to both compensate our executives on a level that is competitive with companies comparable to us as well as maintain a level of internal consistency and equity by paying higher amounts of compensation to our more senior executive officers.
     Our executive compensation program in 2006 consisted of three primary elements: (i) base salary; (ii) annual cash performance bonuses, which are disclosed in the “Summary Compensation Table” below under the “Non-Equity Incentive Plan Compensation” column; and (iii) stock option awards. In addition to these primary components, we have provided, and will continue to provide, our executive officers with certain benefits, such as healthcare plans, that are available to all employees. We currently believe that it is in the best interests of our investors and our executive officers that our compensation program remains relatively non-complex and straightforward, which should reduce the time and cost involved in setting our compensation policies and calculating the payments under such policies, as well as reduce the time involved in furthering our investors’ understanding of such policies.
     While our compensation committee reviews the total compensation package provided by the Company to each of its executive officers, the Board of Directors and the compensation committee view each element of our compensation program to be distinct. In other words, a significant amount of compensation paid to an executive in the form of one element will not necessarily cause us to reduce another element of the executive’s compensation. In determining the level of total compensation to be set for each compensation component, the Company’s compensation committee considers a number of factors, including performing an informal benchmarking of our compensation levels to those paid by comparable companies, the Company’s most recent annual performance, each individual executive officer’s performance, the desire to maintain internal equity and consistency among our executive officers, and other considerations that we deem to be relevant. We have not currently adopted any formal or informal policy for allocating compensation between long-term and short-term, between cash and non-cash, or among the different forms of non-cash compensation.
Compensation Components
     Base salary. The base salaries for our executive officers are set at levels believed to be sufficient to attract and retain qualified individuals based on recommendations made by the compensation committee. Such recommendations take into consideration the scope of an individual executive’s responsibilities as well as the compensation paid by other companies with which we believe we compete for executives. Some of these base salaries are mandated by employment agreements with our executive officers (for a description of these agreements, please see the section below titled Employment-related Agreements of Named Executive Officers). Any changes in the base salary of an executive officer is based on an evaluation of the performance, experience, and responsibilities of the individual, as well as changes in market trends. We believe that our base salaries are an important element of our executive compensation program because they provide our executive officers with a steady income stream that is not contingent upon our overall performance.
     Annual bonus. As noted above, the compensation committee seeks to align the interests of management with those of the Company’s investors. To accomplish this goal, the committee ties a portion of the annual cash compensation earned by each executive to a targeted level of financial operating results. Specifically, in 2006, our company-level financial objectives involve the achievement of certain adjusted EBITDA target goals for our consolidated operations (with the exception of Mr. Delnevo, as discussed further below). The bonus pool is funded if our consolidated adjusted EBITDA is equal to at least 90% of the targeted adjusted EBITDA amount for the applicable period. If the consolidated adjusted EBITDA amount exceeds the targeted adjusted EBITDA amount, the pool is increased by a factor based on such excess amount (as expressed on a percentage basis). Each executive officer has a target bonus percentage that is adjusted accordingly based on the actual consolidated adjusted EBITDA amount relative to the targeted adjusted EBITDA amount. In the event our consolidated adjusted EBITDA falls below 90% of the targeted adjusted EBITDA amount, or if there is a violation of our bank covenants, the compensation committee, in its sole and absolute discretion, may or may not decide to pay bonuses.
     Our annual cash bonuses, as opposed to our equity grants, are designed to more immediately reward our executive officers for their performance during the most recent year. We believe that the immediacy of these cash bonuses, in contrast to our equity grants (which vest over a period of time), provides a significant incentive to our executives towards achieving their respective individual objectives and thus our company-level objectives on an annual basis. As such, we believe our cash bonuses are a significant motivating factor for our executive officers, in addition to being a significant factor in attracting and retaining our executive officers.
     We feel it is more appropriate to tie the annual bonus of Mr. Delnevo – Chief Executive of Bank Machine, to our U.K. reportable segment’s adjusted EBITDA contribution to the Company rather than to the consolidated Company’s EBITDA targets, which we use to determine the bonus pool for our other named executive officers.
     Long-term incentive program – stock options. Our Board of Directors originally adopted the 2001 Stock Incentive Plan in 2001. Various plan amendments have been approved since that time, the most recent being in May 2006. The 2001 Plan allows for the issuance of equity-based awards in the form of non-qualified stock options and stock appreciation rights to employees, directors, and consultants of the Company, including its affiliates and subsidiaries, as determined at the sole discretion of the compensation committee of the Company’s Board of Directors. As of December 31, 2006, the maximum number of shares of common stock that could be issued under the 2001 Plan totaled 750,000 shares. Additionally, as of year end 2006, only non-qualified stock options had been issued under the 2001 Plan. Options to purchase an aggregate of 681,125 shares of common stock (net of options canceled) had been granted pursuant to the plan, and options to purchase 194,315 shares had been exercised.
     Our compensation committee believes that periodic grants of stock options are a key component of our executive compensation program as they further align the long-term interests of management with those of our investors. Equity grants awarded by the Company generally vest ratably over four years based on continued employment and expire ten years from the date of grant. This vesting feature of our equity grants is designed to aid in officer retention as this feature provides an incentive to our executive officers to remain in our employment during the vesting period. Currently, there is no formal policy for granting stock options to our executive officers. Rather, such grants are discretionary and are made based on recommendations by the compensation committee to the Board of Directors. In determining the size of equity grants to our executive officers, our compensation committee considers our company-level performance, the applicable executive officer’s performance, comparative share ownership by comparable executives of our competitors (based upon a review of publicly available information), the amount of equity previously awarded to the applicable executive officer, the vesting of such awards, and the recommendations of management and any other consultants or advisors that our compensation committee may choose to consult.
     Long-term incentive bonus program – U.K. operations. In connection with our acquisition of Bank Machine in May 2005, we established a special long-term incentive compensation program for Mr. Delnevo and three other members of the U.K. management team. Such program was established to provide an incentive for Mr. Delnevo and his direct reports to achieve certain cumulative earnings objectives over a four-year period. In particular, the program seeks to compensate Mr. Delnevo and others if the cumulative EBITDA in the U.K., as defined under the program, for the four years in the period ending December 31, 2008, exceeds a benchmark adjusted EBITDA amount for the same period, less an investment charge on the capital employed to achieve such results. In the event the cumulative EBITDA exceeds the cumulative benchmark EBITDA, less the applicable investment charge, Mr. Delnevo will be eligible to receive a cash bonus equal to 4.0% of such cumulative excess amount. In the event the cumulative EBITDA is less than the cumulative benchmark EBITDA, less the applicable investment charge, no bonus will be earned or paid under this program. The cash bonus target of 4.0% is less than the 5.0% target originally outlined in the bonus agreement between Mr. Delnevo and the Company and represents a subsequent modification to such agreement as agreed to by both parties.
     Severance and change of control arrangements. As discussed in more detail in the Employment-related Agreements of Named Executive Officers section below, our executive officers are entitled to certain benefits upon the termination of their respective employment agreements. Such provisions are intended to mitigate some of the risk that our executive officers may bear in working for a developing company such as Cardtronics, including the potential sale of the Company by our investors. Additionally, the severance provisions are intended to compensate an executive during the non-compete period (required under the terms of his employment agreement), which limit the executive’s ability to work for a similar and/or competing company for the period subsequent to his termination.
2006 Summary Compensation Table
     The following table summarizes, for the fiscal year ended December 31, 2006, the compensation paid to or earned by our Chief Executive Officer, our Chief Financial Officer, and three other named executive officers serving as of December 31, 2006, as well as one additional individual we have identified as qualifying as a named executive officer in 2006 but not serving as an executive officer as of year-end.

						Non-Equity
			Stock	Option		Incentive Plan	All Other
Name & Principal Position	Year	Salary	Awards (1)	Awards (2)		Compensation	Compensation		Total
Jack Antonini – Director, Chief Executive Officer, and President	2006	$347,287	$215,894	$—		$223,653	$—		$786,834
J. Chris Brewster – Chief Financial Officer	2006	$248,063	—	$103,929	(3)	$209,753	$—		$561,745
Michael H. Clinard –
Chief Operating Officer	2006	$231,525	—	$69,286	(3)	$149,102	$9,000	(4)	$458,913
Thomas E. Upton – Chief Administrative Officer	2006	$220,500	—	$69,286	(3)	$234,902	$—		$524,688
Ronald Delnevo (5) – Director and Chief Executive of Bank Machine	2006	$281,937	—	$—		$153,868	$49,180	(6)	$484,985
Drew Soinski (7) – Chief Marketing Officer	2006	$164,384	—	$—		$83,333	$253,499	(8)	$501,216

(1)	Amount represents the compensation expense recognized by the Company in 2006 related to restricted stock granted to Mr. Antonini in 2004.

(2)	During 2006, the compensation committee granted no option awards to Messrs. Antonini, Delnevo, and Soinski. Such decision was based on the sizeable restricted stock grant awarded to Mr. Antonini in conjunction with his initial employment in 2003, the option award granted to Mr. Delnevo in conjunction with his retained employment subsequent to our purchase of Bank Machine in May 2005, and the option award granted to Mr. Soinski in conjunction with his initial employment in August 2005.

(3)	Amounts were calculated utilizing the provisions of SFAS No. 123R. For a description of the assumptions underlying the valuation of these option awards, see Item 8, Financial Statements and Supplemental Data, Note 3. For purposes of this disclosure, estimates of forfeitures related to service-based vesting conditions have been omitted.

(4)	Amount represents the car allowance provided to Mr. Clinard in accordance with the terms of his employment agreement.

(5)	Amounts shown for Mr. Delnevo were converted from Pounds Sterling to U.S. Dollars at $1.9613, which represents the exchange rate in effect as of December 31, 2006.

(6)	Amount represents a car allowance of £12,000 and monthly contributions made on behalf of Mr. Delnevo to a personal retirement account selected by Mr. Delnevo in accordance with the terms of his employment agreement.

(7)	Mr. Soinski served as our Chief Marketing Officer from August 2005 until August 2006.

(8)	Amount equals Mr. Soinski’s base salary for 12 months plus a partial subsidization of his health and life insurance premiums. This additional compensation is related to Mr. Soinski’s departure from the Company and is being made pursuant to the terms of Mr. Soinski’s employment agreement with the Company.
     The terms governing each of our executive’s employment are outlined in individual employment agreements. Below is a description of such agreements.
Employment-related Agreements of Named Executive Officers
     Employment Agreement with Jack Antonini. In January 2003, we entered into an employment agreement with Jack Antonini. Mr. Antonini’s January 2003 employment agreement was last amended in January 2005. Under his employment agreement, Mr. Antonini receives a current monthly salary of $28,941 and his term of employment runs through January 31, 2008. In addition, subject to our achieving certain performance standards set by our compensation committee, Mr. Antonini may be entitled to an annual bonus, targeted at 50% of his base salary. However, as this bonus is determined at the sole discretion of our compensation committee, the actual amount of the bonus awarded may exceed or fall short of the targeted level. (For additional information on terms of our bonus plan, see the Annual Bonus section above.) Further, should we terminate Mr. Antonini’s employment without cause, or should a change in control occur, as defined in the agreement, he will be entitled to receive severance pay equal to his base salary for the lesser of twelve months or the number of months remaining under his employment contract.

     Employment Agreement with J. Chris Brewster. In March 2004, we entered into an employment agreement with J. Chris Brewster. Mr. Brewster’s March 2004 employment agreement was amended in February 2005. The amended agreement provides for an initial term ending January 31, 2008. Under the amended employment agreement, Mr. Brewster receives a current monthly base salary of $20,672, subject, on each anniversary of the agreement, to increases as determined by our Board of Directors in its sole discretion, with such increases being targeted to be 5% of the previous year’s base salary. In addition, subject to our achieving certain performance standards set by our compensation committee, Mr. Brewster may be entitled to an annual bonus, targeted at 50% of his base salary. However, as this bonus is determined at the sole discretion of our compensation committee, the actual amount of the bonus awarded may exceed or fall short of the targeted level. (For additional information on terms of our bonus plan, see the Annual Bonus section above.) Further, should we terminate Mr. Brewster’s employment without cause, or should Mr. Brewster terminate his employment with us for good reason, as defined in the employment agreement, he will be entitled to receive severance pay equal to his base salary for twelve months.
     Employment Agreement with Michael H. Clinard. In June 2001, we entered into an employment agreement with Michael H. Clinard. Mr. Clinard’s June 2001 employment agreement was amended in January 2005. Under his employment agreement, Mr. Clinard receives a current monthly salary of $19,294 and his term of employment runs through January 31, 2008. On each anniversary of the agreement, Mr. Clinard’s annual compensation is subject to increases as determined by our compensation committee in its sole discretion, with such increases being targeted to be 5% of the previous year’s base salary. In addition, subject to our achieving certain performance standards set by our compensation committee, Mr. Clinard may be entitled to an annual bonus, targeted at 50% of his base salary. However, as this bonus is determined at the sole discretion of our compensation committee, the actual amount of the bonus awarded may exceed or fall short of the targeted level. (For additional information on terms of our bonus plan, see the Annual Bonus section above.) Further, (a) should we terminate Mr. Clinard’s employment without cause, or should Mr. Clinard terminate his employment with us for good reason, as defined in the employment agreement, then he is entitled to receive severance pay equal to his base salary for the lesser of twelve months or the number of months remaining under his employment contract following his termination, and (b) if he dies or becomes totally disabled, as defined in the employment agreement, then he is entitled to receive the difference between his base salary and any disability benefits received by him under our disability benefit plans for the lesser of twelve months or the number of months remaining under his employment contract following his death or disability, as applicable.
     Employment Agreement with Thomas E. Upton. In June 2001, we entered into an employment agreement with Thomas E. Upton. Mr. Upton’s June 2001 employment agreement was amended in January 2005. Under his employment agreement, Mr. Upton receives a monthly salary of $18,375, subject to annual increases as determined by our compensation committee at its sole discretion, with such increases being targeted at 5% of the previous year’s base salary. Mr. Upton’s term of employment runs through January 31, 2008. In addition, subject to our achieving certain performance standards set by our compensation committee, Mr. Upton may be entitled to an annual bonus, targeted as being 50% of his base salary. However, as this bonus is determined at the sole discretion of our compensation committee, the actual amount of the bonus awarded may exceed or fall short of the targeted level. (For additional information on terms of our bonus plan, see the Annual Bonus section above.) Further, should we terminate Mr. Upton’s employment without cause or if he dies or becomes totally disabled, as defined in the employment agreement, then he is entitled to receive severance pay equal to his base salary for the lesser of twelve months or the number of months remaining under his employment following his termination.
     Employment Agreement with Ronald Delnevo. In May 2005, we entered into an employment agreement with Ronald Delnevo which runs though May 17, 2009. Under the employment agreement, Mr. Delnevo receives a current monthly base salary of £14,167 ($27,785 based on December 31, 2006 exchange rates), subject, on each anniversary of the agreement, to increases as determined by our Board of Directors its sole discretion, with such increases being targeted to be 5% of the previous year’s base salary. In addition, subject to our achieving certain performance standards set by our compensation committee, Mr. Delnevo may be entitled to an annual bonus, targeted at 40% of his base salary. However, as this bonus is determined at the sole discretion of our compensation committee, the actual amount of the bonus awarded may exceed or fall short of the targeted level. (For additional information on terms of our bonus plan, see the Annual Bonus section above.) Further, should we terminate Mr. Delnevo without cause, or should Mr. Delnevo terminate his employment with us for good reason, as defined in the employment agreement, then he is entitled to continue to receive payments of base salary from us for the lesser of twelve months or the number of months remaining under his employment contract following his termination.
     Common Provisions of Employment-Related Agreements of Named Executive Officers. Several provisions are common to the employment agreements of our named executive officers. For example:
(1)	Each employment agreement requires the employee to protect the confidentiality of our proprietary and confidential information.

(2)	Each employment agreement (with the exception of Mr. Delnevo’s agreement) requires that the employee not compete with us or solicit our employees or customers for a period of 24 months following the term of his employment. Mr. Delnevo’s agreement contains a non-compete period of 12 months following the term of his employment.

(3)	Each employment agreement provides that the employee may be paid an annual bonus based on certain factors and objectives set by our compensation committee, with the ultimate amount of any bonus paid determined at the direction of our compensation committee.
Grants of Plan-based Awards in Fiscal 2006
     The following table sets forth certain information with respect to the options granted during or for the year ended December 31, 2006 to each of our executive officers listed in the Summary Compensation Table. Such table also sets forth details regarding other plan-based awards granted in 2006:

									Grant Date
							All Other		Fair Value
			Estimated Possible/Future				Option Awards:	Exercise or Base	of Stock
			Payouts Under Non-Equity				Number of Securities	Price of Option	and Option
			Incentive Plan Awards(1)				Underlying Options	Awards(2)	Awards
		Approval
Name	Grant Date	Date(3)	Threshold	Target	Maximum
Jack Antonini	—	—	$—	$173,644	—	(4)	—	—	—
J. Chris Brewster	—	—	$—	$124,032	—	(4)	—	—	—
	03-06-2006	03-03-2006	—	—	—		15,000	$83.84	$505,601
Michael H. Clinard	—	—	$—	$115,763	—	(4)	—	—	—
	03-06-2006	03-03-2006	—	—	—		10,000	$83.84	$337,067
Thomas E. Upton	—	—	$—	$110,250	—	(4)	—	—	—
	03-06-2006	03-03-2006	—	—	—		10,000	$83.84	$337,067
Ronald Delnevo(5)(6)	—	—	$—	$133,368	—	(4)	—	—	—
Drew Soinski	—	—	$—	$125,000	—	(4)	—	—	—

(1)	Represents the dollar value of the applicable range (threshold, target and maximum amounts) of bonuses awarded to each named executive officer for 2006. The actual bonus amounts paid to the named executive officers are reflected in the “Non-Equity Incentive Plan Compensation” column of the “2006 Summary Compensation Table” reflected above.

(2)	There was no public market for the Company’s common stock throughout 2006. The exercise price of $83.84 per share was based on an independent third-party appraisal of the Company as of December 31, 2005, which the Company believes reflected the per share value of its common stock at the grant date.

(3)	Represents the date our compensation committee formally approved the option grants.

(4)	Under the 2006 Executive Bonus Plan, there is no formal cap on the amount of bonus an executive may receive. Rather, the annual bonuses for our executives are determined at the sole discretion of our compensation committee. As a result, the actual amounts awarded may exceed or fall short of the targeted level. As we are unable to predict the committee’s ultimate actions regarding the bonus awards, we are unable to estimate the maximum possible grants that could potentially be made and paid out under the bonus plan.

(5)	Amounts shows for Mr. Delnevo were converted from Pounds Sterling to U.S. Dollars at $1.9613, which represents the exchange rate in effect as of December 31, 2006.

(6)	The non-equity incentive plan awards information presented for Mr. Delnevo excludes amounts that may become payable under our U.K. long-term incentive bonus program. Future payouts under such program, which was established to provide an incentive for Mr. Delnevo and his direct reports to achieve certain cumulative earnings objectives over a four-year period, are contingent upon the actual results exceeding the cumulative earnings benchmark, less an investment charge on the capital employed to achieve such results. Under the terms of the incentive plan, such payouts would not occur until 2009. As a result, we are unable to estimate at this time what the ultimate payout will be, if any.

Outstanding Equity Awards at Fiscal 2006 Year-end
     The following table sets forth information for each of the above named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as shares that have not vested as of December 31, 2006.

	Option Awards					Stock Awards
	Number of Securities			Option	Option		Market Value of
	Underlying Unexercised Options			Exercise	Expiration	# of Shares that	Shares that
Name	Exercisable	Unexercisable		Price	Date	Have Not Vested	Have Not Vested
Jack Antonini (1)	—	—		—	—	20,000 (2)	$1,822,400(3)

J. Chris Brewster	30,000	15,000	(4)	$52.00	03-31-2014	—	—
	—	15,000	(5)	$83.84	03-06-2016	—	—

Michael H. Clinard	12,417	—		$5.88	06-04-2011	—	—
	6,266	—		$11.73	03-03-2012	—	—
	—	10,000	(5)	$83.84	03-06-2016	—	—

Thomas E. Upton	19,854	—		$5.87	06-04-2011	—	—
	3,750	—		$11.73	03-03-2012	—	—
	—	10,000	(5)	$83.84	03-06-2016	—	—

Ronald Delnevo	10,000	30,000	(5)	$83.84	05-17-2015	—	—

Drew Soinski (6)	25,000	—		$83.84	08-28-2007	—	—

(1)	Mr. Antonini only owns restricted shares in the Company and has not been granted any options to purchase the Company’s common stock.

(2)	These shares fully vested on January 20, 2007.

(3)	There was no public market for our common stock on December 31, 2006. Accordingly, we calculated this value based on an estimated price per share of $91.12, as determined by an independent third-party appraisal of the Company.

(4)	These options fully vested on March 31, 2007.

(5)	These options will vest in four equal annual installments, the first of which occurred on March 6, 2007 and the last of which will occur on March 6, 2010.

(6)	The vesting and expiration schedules of Mr. Soinski’s options, which were granted in August 2005, were accelerated as a result of his departure from the Company in August 2006.
Option Exercises and Stock Vested during Fiscal Year 2006
     During the fiscal year ended December 31, 2006, none of our named executive officers exercised any stock options. However, 20,000 shares of the restricted stock grant made to our Chief Executive Officer in 2003 vested in February 2006. These 20,000 shares, which were purchased by Mr. Antonini in 2003, had a value of approximately $1,676,800 at the time of vesting, the value of which was determined by an independent third-party appraisal company engaged by management.
Pension Benefits
     Currently, Cardtronics does not offer, and, therefore, none of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. In the future, however, the compensation committee may elect to adopt qualified or non-qualified defined benefit plans if it determines that doing so is in our best interests (e.g., in order to attract and retain employees.)
Nonqualified Deferred Compensation
     Currently, Cardtronics does not offer, and, therefore, none of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. In the future, however, the compensation committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if it determines that doing so is in our best interests.

Potential Payments upon Termination or Change in Control
     The table below reflects the amount of compensation payable to the named executive officers in the event of a termination of employment or a change in control of the Company. The amount of compensation payable to each named executive officer in each situation is listed. The amounts shown assume that such termination was effective as of December 31, 2006:

							Termination in	Termination by
				Involuntary, Not-	Good Reason		Connection with a	Executive upon a
		Voluntary	For-Cause	for-Cause	Termination	Change in	Change in	Change in	Death or
Executive	Benefits	Termination	Termination	Termination	by Executive	Control	Control	Control	Disability
		(1)	(1)	(1)(2)	(1)		(1)		(1)
Jack Antonini	Base salary(3)	$—	$—	$347,287	$—	$—	$347,287	$347,287	$—
	Bonus	—	—	223,653	—	—	223,653	—	223,653
	Restricted stock(4)	—	—	1,587,200	1,587,200	1,587,200	1,587,200	1,587,200	1,587,200
J. Chris Brewster	Base salary(5)	$—	$—	$248,063	$248,063	$—	$248,063	$248,063	$—
	Bonus	—	—	209,753	209,753	—	209,753	209,753	209,753
	Stock Options(6)	—	—	586,800	586,800	586,800	586,800	586,800	—
	Post-employment health
	care(7)	—	—	8,134	8,134	—	8,134	8,134	—
Michael H. Clinard	Base salary	$—	$—	$231,525	$231,525	$—	$—	$—	$179,525	(8)
	Bonus	—	—	149,102	—	—	—	—	149,102
Thomas E. Upton	Base salary	$—	$—	$220,500	$—	$—	$—	$—	$220,500
	Bonus	—	—	234,902	—	—	—	—	234,902
Ronald Delnevo(9)	Base salary	$—	$—	$333,739	$333,739	$—	$—	$—	$102,591	(10)
	Bonus	—	—	153,868	—	—	—	—	—
	Accrued vacation	6,412	—	6,412	6,412	—	6,412	—	6,412

(1)	Upon the occurrence of any of the termination events listed, the terminated executive would receive any base salary amount that had been earned but had not been paid at the time of termination. The total amounts shown above do not include such amounts.

(2)	In the event of a not-for-cause termination, the terminated executive would receive severance pay equal to his current base salary for the lesser of a period of 12 months or the number of months remaining under the executive’s employment agreement. (The employment agreements of Messrs. Antonini, Brewster, Clinard, and Upton expire on January 31, 2008. The employment agreement of Mr. Delnevo expires on May 17, 2009). For each executive, such amount would be payable in bi-weekly installments with the exception of Mr. Delnevo, whose employment agreement calls for such amount to be paid within 14 days of receiving a notice of termination. Additionally, each executive would receive a pro-rata bonus for services provided during the year. Amounts shown above represent the full bonus earned by the executive in 2006.

(3)	In the event of a termination upon a change in control, Mr. Antonini would receive severance pay equal to his current base salary for a period of 12 months. There is no specified time period following a change in control in which Mr. Antonini must notify the Company of his intention to terminate his employment with the Company.

(4)	Pursuant to the terms of Mr. Antonini’s restricted stock agreement, his unvested restricted shares would automatically vest upon death or disability, a change in control, a not-for-cause termination, or a good reason termination. Amount shown does not represent a liability of the Company, but rather represents the benefit to the executive as a result of the accelerated vesting. Such amount represents the product of (a) the 20,000 unvested shares that would vest as of December 31, 2006 upon the aforementioned events, and (b) the difference between (A) $91.12 (the fair market value of our common stock as of December 31, 2006, the value of which was determined by an independent third-party appraisal company engaged by management), and (B) the price at which Mr. Antonini purchased the restricted shares in 2004. These 20,000 restricted shares became fully vested on January 20, 2007, upon the expiration of the Company’s right to repurchase such restricted shares.

(5)	In the event of a not-for-cause termination, a good reason termination, or termination upon a change in control, Mr. Brewster would receive payment in the amount of his base salary for a period of twelve months. To be eligible to receive such payments in the event of a good reason termination or a termination by the executive upon a change in control, Mr. Brewster must notify the Company within one year of the occurrence that he intends to terminate his employment with the Company. However, in the event he accepts another full-time employment position (defined as 20 hours per week) within one year after termination, remaining payments to be made by the Company would be reduced by the gross amount being earned under his new employment arrangement.

(6)	Pursuant to the terms of Mr. Brewster’s stock option agreement, 15,000 of his unvested options would automatically vest upon the event of a not-for-cause termination, a good reason termination, or a change in control. Amount shown does not represent a liability of the Company, but rather represents the benefit to the executive as a result of the accelerated vesting. Such amount represents the product of (a) the 15,000 shares underlying the outstanding options that would have vested as of December 31, 2006 upon the aforementioned events, and (b) the difference between (A) $91.12 (the fair market value of our common stock as of December 31, 2006, the value of which was determined by an independent third-party appraisal company engaged by management), and (B) the exercise price of the options. Mr. Brewster, or his designated beneficiaries, would have three years from the date of his termination to exercise all vested options. These 15,000 options fully vested on March 31, 2007.

(7)	If Mr. Brewster, in the event of a not-for-cause termination, a good reason termination, or a termination in connection with a change in control, elected to continue benefits coverage through the Company’s group health plan under the Consolidated Omnibus Budget Reconciliation Act of 1986 (COBRA), the Company would partially subsidize Mr. Brewster’s incremental healthcare premiums. Amount shown represents the difference in Mr. Brewster’s current insurance premiums and current COBRA rates for a similar plan.

(8)	In the event Mr. Clinard’s employment is terminated as a result of death or disability, Mr. Clinard would be entitled to receive payments equal to the difference between his base salary and any disability benefits received by him under the Company’s disability benefits plans (calculated as the lesser of 60% of base salary or $52,000) for twelve months.

(9)	Amounts shown for Mr. Delnevo were converted from Pounds Sterling to U.S. Dollars at $1.9613, which represents the exchange rate in effect as of December 31, 2006.

(10)	In the event Mr. Delnevo becomes disabled, Mr. Delveno would be entitled to receive payments equal to his base salary for a maximum of 16 weeks (i.e., 80 work days.)
     In August 2006, Mr. Soinski’s employment with the Company ended. The Company determined that he was entitled to additional compensation equal to his base salary for twelve months, a pro-rata bonus payment, as well as the partial subsidization of his health and life insurance premiums.

     Change in control. For purposes of the above disclosure, a change in control is defined as the following:
a)	prior to the date of an IPO, (i) any transaction or event pursuant to which the CapStreet Investors and TA Associates, Inc. (or their respective affiliates) cease collectively to own 50% or more of the Company’s common stock equivalents or (ii) all or substantially all of the assets of Cardtronics, Inc. are transferred to an entity that is not owned (in substantially the same proportions) by the holders of equity securities of Cardtronics, Inc. immediately prior to such transaction; and

b)	from and after the date of an IPO, (i) a merger of Cardtronics, Inc. with another entity, a consolidation involving Cardtronics, Inc., or the sale of all or substantially all of the assets of Cardtronics, Inc. to another entity if, in any such case, (A) the holders of equity securities of Cardtronics, Inc. immediately prior to such transaction or event do not beneficially own immediately after such transaction or event equity securities of the resulting entity entitled to 60% or more of the votes then eligible to be cast in the election of directors generally (or comparable governing body) of the resulting entity in substantially the same proportions that they owned the equity securities of Cardtronics, Inc. immediately prior to such transaction or event or (B) the persons who were members of the Board immediately prior to such transaction or event shall not constitute at least a majority of the board of directors of the resulting entity immediately after such transaction or event; (ii) the dissolution or liquidation of Cardtronics, Inc.; (iii) when any person or entity, including a “group” as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (other than the CapStreet Investors) acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the combined voting power of the outstanding securities of, (A) if Cardtronics, Inc. has not engaged in a merger or consolidation, Cardtronics, Inc. or (B) if Cardtronics, Inc. has engaged in a merger or consolidation, the resulting entity; or (iv) as a result of or in connection with a contested election of directors, the persons who were members of the Board immediately before such election shall cease to constitute a majority of the Board.
     Notwithstanding the foregoing, in no event shall an IPO constitute a Change of Control.
     Additionally, pursuant to the terms of our 2001 Stock Incentive Plan, the compensation committee, at its sole discretion, may take action related to and/or make changes to such options and the related options agreements upon the occurrence of an event that qualifies as a change in control. Such actions and/or changes could include (but are not limited to) (i) acceleration of the vesting of the outstanding, non-vested options; (ii) modifications to the number and price of shares subject to the option agreements; and/or (iii) the requirement for mandatory cash out of the options (i.e., surrender by an executive of all or some of his outstanding options, whether vested or not, in return for consideration deemed adequate and appropriate based on the specific change in control event). Such actions and/or changes may vary among Plan participants. As a result of their discretionary nature, these potential changes have not been estimated and are not reflected in the above table.
Director Compensation
     The following table provides compensation information for the year ended December 31, 2006, for each member of our Board of Directors:

Fees Earned or
Name	Paid in Cash
Fred R. Lummis	—
Robert P. Barone	$5,000
Frederick W. Brazelton	—
Ralph H. Clinard	—
Jorge M. Diaz	$2,000
Roger B. Kafker	—
Michael A.R. Wilson	—
Jack Antonini	—
Ronald Delnevo	—
Ronald Coben	$3,000

     We pay each of our independent Directors $1,000 per Board meeting attended, with the exception of Mr. Clinard. In light of Mr. Clinard’s status as the founder of the Company, as well the fact that he and other members of his immediate family retain a significant ownership interest in the Company, Mr. Clinard has waived his right to receive payment for services rendered as a member of our Board. Additionally, although Mr. Diaz is not considered independent (as a result of his association with Fiserv, a company with whom we conduct business), he is compensated for his time as though he were an independent Board member. As noted in the table above, Messrs. Lummis, Brazelton, Kafker, Wilson, Antonini, and Delnevo received no compensation for their service on our Board of Directors during the year ended 2006, as a result of their lack of independence. All of our Directors are reimbursed for their reasonable expenses in attending Board and committee meetings.
     In addition to the above, Mr. Coben received approximately $2,875 in fees from the Company during 2006 for certain consulting services provided by Mr. Coben to the Company. As noted previously, Mr. Coben resigned from the Company’s Board of Directors in January 2007, and his resignation was not the result of any disagreement with the Company.
     In addition, we are in the process of establishing a plan which would permit each Director to receive compensation for Board service in the form of common shares and to defer receipt of this compensation for a period of time selected by the director that terminates no later than the date he ceases to be a Director. No options or other stock awards were granted to any of our Directors in 2006.
Compensation Committee Interlocks and Insider Participation
     During 2006, none of the Company’s executive officers (current or former) served as a member of the compensation committee. Additionally, none of the Company’s executive officers has served as a director or member of the compensation committee of any other entity whose executive officers served as a director or member of Cardtronics’ compensation committee.
Compensation Committee Report
     We have reviewed and discussed the above Compensation Discussion and Analysis with management. Based on the review and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.
Compensation Committee
Fred R. Lummis (Chair)
Michael A.R. Wilson
Jorge M. Diaz

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of Equity Securities in the Company
     The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2007, for (i) each person known to us to beneficially own more than 5.0% of the outstanding shares of our common stock; (ii) each of the named executive officers identified in the summary compensation table; (iii) each of our Directors; and (iv) all Directors and named executive officers as a group. Footnote 1 below provides a brief explanation of what is meant by the term “beneficial ownership.” Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in this table have the sole voting power with respect to all shares of common stock listed as beneficially owned by them.
     The address for each executive officer and Director set forth below, unless otherwise indicated, is c/o Cardtronics, Inc., 3110 Hayes Road, Suite 300, Houston, Texas 77082. The address of each of CapStreet II, L.P. and CapStreet Parallel II, L.P. is c/o The CapStreet Group, LLC, 600 Travis Street, Suite 6110, Houston, Texas 77002. The address of TA Associates, Inc. and Messrs. Wilson and Kafker is c/o TA Associates, High Street Tower, 125 High Street, Suite 2500, Boston, Massachusetts 02110.

	Number of Shares of Common	Percent of Common Stock
Name of Beneficial Owner (1)	Stock Beneficially Owned	Beneficially Owned
5.0% Stockholders:
CapStreet II, L.P.	1,017,958	33.4%
CapStreet Parallel II, L.P.	119,501	3.9%
TA Associates, Inc.(2)	894,568	29.3%
Ralph H. Clinard (3)	420,225	13.8%
Directors and Executive Officers:
Fred R. Lummis (4)	1,137,459	37.3%
Michael Wilson (5)	894,568	29.3%
Roger Kafker (6)	894,568	29.3%
Jack Antonini	59,816	2.0%
Michael H. Clinard (7)	74,733	2.5%
Thomas E. Upton (8)	37,838	1.2%
J. Chris Brewster (9)	48,750	1.6%
Ronald Delnevo (10)	33,209	1.1%
Robert P. Barone (11)	4,316	*
Frederick W. Brazelton	—	—
Jorge M. Diaz (12)	2,500	*
All Directors and executive officers as a group	2,713,414	89.0%

*	Less than 1.0% of the outstanding common stock.

(1)	“Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act, and includes more than the typical forms of stock ownership, that is, stock held in the person’s name. The term also includes what is referred to as “indirect ownership”, meaning ownership of shares as to which a person has or shares investment or voting power. For the purpose of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of March 30, 2007, that such person or group has the right to acquire within 60 days after such date.

(2)	The shares owned by TA Associates, Inc. through certain of its affiliated funds, including TA IX L.P., TA/Atlantic and Pacific IV L.P., TA/Atlantic and Pacific V L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA Investors II, L.P., which we collectively refer to as the TA Funds, are Series B Preferred shares which are convertible into our common stock on a share for share basis.

(3)	Mr. Clinard is a member of our Board of Directors.

(4)	The shares indicated as being beneficially owned by Mr. Lummis are owned directly by CapStreet II, L.P. and CapStreet Parallel II, L.P. Mr. Lummis serves as a senior advisor of The CapStreet Group, the ultimate general partner of both CapStreet II, L.P. and CapStreet Parallel II, L.P. As such, Mr. Lummis may be deemed to have a beneficial ownership of the shares owned by CapStreet II, L.P. and CapStreet Parallel II, L.P. Mr. Lummis disclaims beneficial ownership of such shares.

(5)	Mr. Wilson serves as a Managing Director of TA Associates, Inc., the ultimate general partner of the TA Funds. As such, Mr. Wilson may be deemed to have a beneficial ownership of the shares owned by the TA Funds. Mr. Wilson disclaims beneficial ownership of such shares.

(6)	Mr. Kafker serves as a Managing Director of TA Associates, Inc., the ultimate general partner of the TA Funds. As such, Mr. Kafker may be deemed to have a beneficial ownership of the shares owned by the TA Funds. Mr. Kafker disclaims beneficial ownership of such shares.

(7)	Includes options to purchase 21,183 shares of common stock exercisable by Michael H. Clinard.

(8)	Includes options to purchase 26,104 shares of common stock exercisable by Thomas E. Upton.

(9)	Represents options to purchase 48,750 shares of common stock exercisable by J. Chris Brewster.

(10)	Represents 13,209 shares of our Series B Preferred stock which are convertible into our common stock on a share for share basis and options to purchase 20,000 shares of common stock exercisable by Ronald Delnevo.

(11)	Represents options to purchase 4,316 shares of common stock exercisable by Robert P. Barone.

(12)	Represents options to purchase 2,500 shares of common stock exercisable by Jorge Diaz.
Equity Compensation Plan Information
     The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2006.

			Number of Securities Remaining
	Number of Securities to	Weighted-average	Available for Future Issuance under
	be Issued upon Exercise	Exercise Price	Equity Compensation Plans (excluding
Plan Category	Of Outstanding Options	of Outstanding Options	Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	22,651	$0.11	—
Equity compensation plans not approved by security holders(2)	486,810	$55.21	68,875

Total	509,461	$52.76	68,875

(1)	Represents shares issued under our predecessors’ option plan in 2001, prior to the adoption of our 2001 Stock Incentive Plan. These options are fully vested and have a weighted-average remaining life of 4.4 years.

(2)	Represents shares issued under the 2001 Stock Incentive Plan, approved by our Board of Directors.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
     During the year ended December 31, 2006, the Company repurchased 15,255 shares of the Company’s common stock held by certain of the Company’s executive officers for approximately $1.3 million in proceeds. Such proceeds were primarily utilized by the executive officers to repay certain loans, including all accrued and unpaid interest related thereto, made between such executive officers and the Company in 2003. Such loans were required to be repaid pursuant to SEC rules and regulations prohibiting registrants from having loans with executive officers. This was effective as a result of the registration of the Company’s senior subordinated notes with the SEC in September 2006.
     Bansi, an entity that owns a minority interest in our subsidiary Cardtronics Mexico, provided various ATM management services to Cardtronics Mexico during the normal course of business in 2006, including serving as the vault cash provider, bank sponsor, and landlord for Cardtronics Mexico as well as providing other services. Amounts paid to Bansi represented less than 0.1% of the Company’s total operating and selling, general and administrative expenses for the year.
     Jorge Diaz, a member of the Company’s Board of Directors, is the President and Chief Executive Officer of Personix, a division of Fiserv. In 2006, both Personix (though indirectly) and Fiserv provided third party services during the normal course of business for Cardtronics. Amounts paid to Personix and Fiserv represented less than 0.2% of the Company’s total operating and selling, general and administrative expenses for the year.
     Pursuant to a restricted stock agreement dated January 20, 2003, the Company sold the President and Chief Executive Officer of the Company 80,000 shares of common stock in exchange for a promissory note in the amount of $940,800. The agreement permits the Company to repurchase a portion of such shares prior to January 20, 2007 in certain circumstances. The agreement also contained a provision allowing the shares to be “put” to the Company in an amount sufficient to retire the entire unpaid principal balance of the promissory note plus accrued interest. On February 4, 2004, the Company amended the restricted stock agreement to remove such “put” right. The Company recognized approximately $0.2 million, $0.5 million, and $0.9 million in compensation expense in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004, respectively, associated with such restricted stock grant.
Approval of Related Person Transactions
     A “Related Party Transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect material interest. A “Related Person” means:
•	any person who is, or at any time during the applicable period was, a Director of the Company;

•	any person who is known to the Company to be the beneficial owner of more than 5.0% of the Common Stock;

•	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the Director or a more than 5.0% beneficial owner of the Common Stock, and any person (other than a tenant or employee) sharing the household of such Director or a more than 5.0% beneficial owner of the Common Stock; and

•	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10.0% or greater beneficial ownership interest.
     In the ordinary course of business, the Company may enter into a Related Party Transaction. The policies and procedures relating to the approval of Related Party Transactions are not in writing. Given the relatively small size of our organization, any material Related Party Transactions entered into generally are known about and discussed with management and our Board of Directors prior to entering into the transaction. Typically, a Related Party Transaction does not require formal approval by our Board of Directors; however, prior to entering into a Related Party Transaction, the Company determines that such an arrangement is conducted at arm’s length and is reasonable and fair to the Company. Additionally, any material agreement related to our Mexico operations is reviewed and approved by the Board of Directors of our Mexico subsidiary.
     In conjunction with our compensation programs, we may enter into stock-based transactions with our employees. Each grant, redemption or otherwise is reviewed and approved by the compensation committee of our Board of Directors.
Director Independence
     Our Board of Directors currently consists of nine individuals designated in accordance with our investors’ agreement. In determining the independence of our Directors, the Board generally considers whether the individual has a relationship which would interfere with the exercise of independent judgment. Using this standard, our Board determined that Messrs. Coben, Clinard and Barone were independent. However, using the definition of independence under the applicable rules of The Nasdaq National Market (NASDAQ), only Mr. Barone, who is a Director and serves on the audit committee, would be an independent director. None of our other Directors are independent under such rules. Our securities are not listed on NASDAQ or any other exchange. Our Directors, committees of the Board and committee memberships are described in Item 10. Directors, Executive Officers, and Corporate Governance.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     KPMG LLP (“KPMG”) served as our independent auditor for the audit of our financial statements for fiscal year 2006 and has been engaged for fiscal year 2007. The Company initially engaged KPMG as its independent auditor in 2001. The report of KPMG on our audited consolidated financial statements as of and for the years ended December 31, 2006 and 2005, contained no adverse opinion or disclaimer of opinion and is not qualified or modified as to uncertainty, audit scope or accounting principles.
     The following table presents fees for professional audit services rendered by KPMG for the audits of the Company’s annual financial statements for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Audit fees	$884,000	$828,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$884,000	$828,000

     Services rendered by KPMG in connection with fees presented above were as follows:
     Audit Fees. In fiscal year 2006 and 2005, audit fees include fees associated with the annual audit and quarterly review of the Company’s financial statements, separate statutory audits of Bank Machine, Ltd. (UK) and professional services rendered in connection with SEC Registration Statements and related services. The Audit Committee considers whether the provision of these services is compatible with maintaining the auditor’s independence, and has determined such services for fiscal years 2006 and 2005 were compatible.
     No other services were provided by KPMG during the years ended December 31, 2006 or 2005.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor
     Among its other duties, the audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The audit committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditor. On an as-needed basis, management communicates specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee reviews these requests and advises management if the committee approves the engagement of the independent auditor. On a periodic basis, management reports to the audit committee regarding the actual spending for such projects and services compared to the approved amounts. The audit committee approved 100% of the services provided by KPMG in 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements
2.	Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.
3.	Exhibits

Exhibit
Number	Description
2.1	Share Sale and Purchase Agreement between Bank Machine (Holdings) Limited and Cardtronics Limited, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 2.1 of the Amendment No. 1 to Registration Statement on Form S-4/A, filed by Cardtronics, Inc. on July 10, 2006, Registration No. 333-131199).

2.2	Purchase and Sale Agreement Between E*TRADE Access, Inc., E*TRADE Bank, Cardtronics, LP and Cardtronics, Inc., dated effective as of June 2, 2004 (incorporated herein by reference to Exhibit 2.2 of the Amendment No. 1 to Registration Statement on Form S-4/A, filed by Cardtronics, Inc. on July 10, 2006, Registration No. 333-131199).

3.1	First Amended and Restated Certificate of Incorporation of Cardtronics, Inc., dated as of March 10, 2005 (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

3.2	Certificate of Amendment of the First Amended and Restated Certificate of Incorporation of Cardtronics, Inc. dated as of May 12, 2005 (incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

3.3	Certificate of Amendment of the First Amended and Restated Certificate of Incorporation of Cardtronics, Inc. dated as of August 9, 2005 (incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

3.4	First Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.4 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

4.1	Indenture dated as of August 12, 2005 by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, NA as Trustee (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

4.2	Form of Senior Subordinated Note (incorporated by reference to Exhibit A to Exhibit 4.1 hereto).

4.3	Registration Rights Agreement dated as of August 12, 2005 by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto and the Initial Purchasers party thereto (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

Exhibit
Number	Description
10.1	ATM Cash Services Agreement between Bank of America and Cardtronics, LP, dated effective as of August 2, 2004 (incorporated herein by reference to Exhibit 10.1 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

10.2	Third Amended and Restated First Lien Credit Agreement, dated as of May 17, 2005, by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., BNP Paribas, and the other Lenders parties thereto (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.3	Amendment No. 1 to Credit Agreement, dated as of July 6, 2005 (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.4	Amendment No. 2 to Credit Agreement, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.5	Amendment No. 3 to Credit Agreement, dated as of November 17, 2005 (incorporated herein by reference to Exhibit 10.5 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.6	Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of January 30, 2003 (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†

10.7	First Amendment to Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of February 4, 2004 (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†

10.8	Second Amendment to Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.9	Restricted Stock Agreement, dated as of February 4, 2004 between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.9 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.10	First Amendment to Restricted Stock Agreement, dated as of March 1, 2004, between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.10 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.11	Second Amendment to Restricted Stock Agreement, dated as of February 10, 2005, between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.12	Employment Agreement between Cardtronics, LP and Michael H. Clinard, dated effective as of June 4, 2001 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004) (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†

10.13	First Amendment to Employment Agreement between Cardtronics, LP and Michael H. Clinard, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.13 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.14	Employment Agreement between Cardtronics, LP and Thomas E. Upton, dated effective as of June 1, 2001 (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†

10.15	First Amendment to Employment Agreement between Cardtronics, LP and Thomas E. Upton, dated effective as of January 1, 2005(incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.16	Employment Agreement between Cardtronics, LP and J. Chris Brewster, dated effective as of March 31, 2004 (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1/A filed by Cardtronics, Inc. on May 14, 2004).†

10.17	First Amendment to Employment Agreement between Cardtronics, LP and J. Chris Brewster, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.18	Employment Agreement between Cardtronics, LP, Cardtronics, Inc. and Drew Soinski, dated effective

Exhibit
Number	Description
as of July 12, 2005 (incorporated herein by reference to Exhibit 10.18 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.19	Amended and Restated Service Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.20	Bonus Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.21	2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.22	Amendment No. 1 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of January 30, 2004 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.23	Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.24	Form of Director Indemnification Agreement entered into by and between Cardtronics, Inc. and each of its directors, dated as of February 10, 2005 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.25	Amendment No. 1 to ATM Cash Services Agreement, dated August 2, 2004 (incorporated herein by reference to Exhibit 10.25 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

10.26	Amendment No. 2 to ATM Cash Services Agreement, dated February 9, 2006 (incorporated herein by reference to Exhibit 10.26 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

10.27	2006 Bonus Plan of Cardtronics, Inc., effective as of January 1, 2006.* †

10.28	Amendment No. 4 to Credit Agreement, dated as of February 14, 2006. *

12.1	Computation of Ratio of Earnings to Fixed Charges.*

14.1	Code of Business Conduct and Ethics of Cardtronics, Inc., adopted effective January 1, 2007.*

21.1	List of Subsidiaries.

31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cardtronics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 2, 2007.

CARDTRONICS, INC.

April 2, 2007	/s/ JACK ANTONINI

Jack Antonini
President, Chief Executive Officer, and Director
(Principal Executive Officer)

April 2, 2007	/s/ J. CHRIS BREWSTER

J. Chris Brewster
Chief Financial Officer
(Principal Financial and Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 2, 2007.

Signature	Title

/s/ JACK ANTONINI	Chief Executive Officer, President, and Director
Jack Antonini	(Principal Executive Officer)

/s/ J. CHRIS BREWSTER	Chief Financial Officer
J. Chris Brewster	(Principal Financial and Accounting Officer)

/s/ FRED R. LUMMIS Fred R. Lummis	Director and Chairman of the Board of Directors

/s/ ROBERT P. BARONE Robert P. Barone	Director

/s/ FREDERICK W. BRAZELTON Frederick W. Brazelton	Director

/s/ RALPH H. CLINARD Ralph H. Clinard	Director

/s/ JORGE M. DIAZ Jorge M. Diaz	Director

/s/ ROGER B. KAFKER Roger B. Kafker	Director

/s/ MICHAEL A.R. WILSON Michael A.R. Wilson	Director

/s/ RONALD DELNEVO Ronald Delnevo	Director and Chief Executive of Bank Machine Limited

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Sale and Purchase Agreement between Bank Machine (Holdings) Limited and Cardtronics Limited, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 2.1 of the Amendment No. 1 to Registration Statement on Form S-4/A, filed by Cardtronics, Inc. on July 10, 2006, Registration No. 333-131199).

2.2	Purchase and Sale Agreement Between E*TRADE Access, Inc., E*TRADE Bank, Cardtronics, LP and Cardtronics, Inc., dated effective as of June 2, 2004 (incorporated herein by reference to Exhibit 2.2 of the Amendment No. 1 to Registration Statement on Form S-4/A, filed by Cardtronics, Inc. on July 10, 2006, Registration No. 333-131199).

3.1	First Amended and Restated Certificate of Incorporation of Cardtronics, Inc., dated as of March 10, 2005 (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

3.2	Certificate of Amendment of the First Amended and Restated Certificate of Incorporation of Cardtronics, Inc. dated as of May 12, 2005 (incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

3.3	Certificate of Amendment of the First Amended and Restated Certificate of Incorporation of Cardtronics, Inc. dated as of August 9, 2005 (incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

3.4	First Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.4 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

4.1	Indenture dated as of August 12, 2005 by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, NA as Trustee (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

4.2	Form of Senior Subordinated Note (incorporated by reference to Exhibit A to Exhibit 4.1 hereto).

4.3	Registration Rights Agreement dated as of August 12, 2005 by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto and the Initial Purchasers party thereto (incorporated herein by reference to Exhibit 4.3 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

Exhibit
Number	Description
10.1	ATM Cash Services Agreement between Bank of America and Cardtronics, LP, dated effective as of August 2, 2004 (incorporated herein by reference to Exhibit 10.1 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

10.2	Third Amended and Restated First Lien Credit Agreement, dated as of May 17, 2005, by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., BNP Paribas, and the other Lenders parties thereto (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.3	Amendment No. 1 to Credit Agreement, dated as of July 6, 2005 (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.4	Amendment No. 2 to Credit Agreement, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.5	Amendment No. 3 to Credit Agreement, dated as of November 17, 2005 (incorporated herein by reference to Exhibit 10.5 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.6	Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of January 30, 2003 (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†

10.7	First Amendment to Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of February 4, 2004 (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†

10.8	Second Amendment to Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.9	Restricted Stock Agreement, dated as of February 4, 2004 between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.9 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.10	First Amendment to Restricted Stock Agreement, dated as of March 1, 2004, between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.10 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.11	Second Amendment to Restricted Stock Agreement, dated as of February 10, 2005, between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.12	Employment Agreement between Cardtronics, LP and Michael H. Clinard, dated effective as of June 4, 2001 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004) (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†

10.13	First Amendment to Employment Agreement between Cardtronics, LP and Michael H. Clinard, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.13 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.14	Employment Agreement between Cardtronics, LP and Thomas E. Upton, dated effective as of June 1, 2001 (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†

10.15	First Amendment to Employment Agreement between Cardtronics, LP and Thomas E. Upton, dated effective as of January 1, 2005(incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.16	Employment Agreement between Cardtronics, LP and J. Chris Brewster, dated effective as of March 31, 2004 (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1/A filed by Cardtronics, Inc. on May 14, 2004).†

10.17	First Amendment to Employment Agreement between Cardtronics, LP and J. Chris Brewster, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

Exhibit
Number	Description
10.18	Employment Agreement between Cardtronics, LP, Cardtronics, Inc. and Drew Soinski, dated effective as of July 12, 2005 (incorporated herein by reference to Exhibit 10.18 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.19	Amended and Restated Service Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.20	Bonus Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.21	2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.22	Amendment No. 1 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of January 30, 2004 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.23	Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.24	Form of Director Indemnification Agreement entered into by and between Cardtronics, Inc. and each of its directors, dated as of February 10, 2005 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

10.25	Amendment No. 1 to ATM Cash Services Agreement, dated August 2, 2004 (incorporated herein by reference to Exhibit 10.25 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

10.26	Amendment No. 2 to ATM Cash Services Agreement, dated February 9, 2006 (incorporated herein by reference to Exhibit 10.26 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

10.27	2006 Bonus Plan of Cardtronics, Inc., effective as of January 1, 2006.* †

10.28	Amendment No. 4 to Credit Agreement, dated as of February 14, 2006. *

12.1	Computation of Ratio of Earnings to Fixed Charges.*

14.1	Code of Business Conduct and Ethics of Cardtronics, Inc., adopted effective January 1, 2007.*

21.1	List of Subsidiaries.

31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.*

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan or arrangement