Form 10-Q
period 2007-03-31
CARDTRONICS INC
filed 2007-05-15
CIK 1277856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 333-113470

CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0681190 (I.R.S. Employer Identification No.)

3110 Hayes Road, Suite 300 Houston, TX (Address of principal executive offices)	77082 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Common Stock, par value: $0.0001 per share.	Shares outstanding on May 15, 2007: 1,764,735.

CARDTRONICS, INC.
When we refer to “us’”, “we”, “our”, “ours”’, “the Company’” or “Cardtronics”, we are describing Cardtronics, Inc. and/or our subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,782	$2,718
Accounts and notes receivable, net of allowance of $452 and $409 as of March 31, 2007 and December 31, 2006, respectively	12,800	14,891
Inventory	5,315	4,444
Prepaid expenses, deferred costs, and other current assets	10,814	16,334

Total current assets	30,711	38,387
Property and equipment, net	92,890	86,668
Intangible assets, net	64,697	67,763
Goodwill	169,477	169,563
Prepaid expenses and other assets	5,797	5,375

Total assets	$363,572	$367,756

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and notes payable	$282	$194
Current portion of other long-term liabilities	2,365	2,501
Accounts payable and accrued liabilities	43,912	51,256

Total current liabilities	46,559	53,951
Long-term liabilities:
Long-term debt, net of related discount	262,769	252,701
Deferred tax liability, net	5,904	7,625
Other long-term liabilities and minority interest in subsidiaries	13,864	14,053

Total liabilities	329,096	328,330

Redeemable preferred stock	76,661	76,594

Stockholders’ deficit:
Common stock, $0.0001 par value; 5,000,000 shares authorized; 2,394,509 shares issued at March 31, 2007 and December 31, 2006; 1,764,735 and 1,760,798 outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Subscriptions receivable (at face value)	(324)	(324)
Additional paid-in capital	3,078	2,857
Accumulated other comprehensive income, net	9,828	11,658
Accumulated deficit	(6,546)	(3,092)
Treasury stock; 629,774 and 633,711 shares at cost at March 31, 2007 and December 31, 2006, respectively	(48,221)	(48,267)

Total stockholders’ deficit	(42,185)	(37,168)

Total liabilities and stockholders’ deficit	$363,572	$367,756

See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
ATM operating revenues	$71,656	$66,409
ATM product sales and other revenues	2,862	2,732

Total revenues	74,518	69,141
Cost of revenues:
Cost of ATM operating revenues (includes stock-based compensation of $16 and $4 for the three months ended March 31, 2007 and 2006, respectively)	54,736	50,539
Cost of ATM product sales and other revenues	2,797	2,559

Total cost of revenues	57,533	53,098
Gross profit	16,985	16,043
Operating expenses:
Selling, general and administrative expenses (includes stock-based compensation of $206 and $122 for the three months ended March 31, 2007 and 2006, respectively )	6,444	4,838
Depreciation and accretion expense	6,398	4,217
Amortization expense	2,486	5,016

Total operating expenses	15,328	14,071
Income from operations	1,657	1,972
Other (income) expense:
Interest expense, net	5,892	5,665
Amortization and write-off of financing costs and bond discount	356	877
Minority interest in subsidiary	(112)	(8)
Other	(119)	197

Total other expenses	6,017	6,731
Loss before income taxes	(4,360)	(4,759)
Income tax benefit	(973)	(1,635)

Net loss	(3,387)	(3,124)
Preferred stock accretion expense	67	66

Net loss available to common stockholders	$(3,454)	$(3,190)

See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,387)	$(3,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	8,884	9,233
Amortization and write-off of financing costs and bond discount	356	877
Non-cash compensation expense	222	126
Deferred income taxes	(1,026)	(1,635)
Minority interest	(112)	(8)
Loss on sale or disposal of assets	492	197
Gain on sale of Winn-Dixie equity securities	(569)	—
Other reserves and non-cash items	443	—
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts and notes receivable, net	2,051	362
Increase in prepaid, deferred costs and other current assets	(499)	(1,316)
Increase in inventory	(359)	(345)
Increase in other assets	(93)	(346)
Decrease in accounts payable and accrued liabilities	(3,601)	(3,142)
Decrease in other liabilities	(671)	(1,696)

Net cash provided by (used in) operating activities	2,131	(817)

Cash flows from investing activities:
Additions to property and equipment	(13,332)	(2,222)
Proceeds from disposals of property and equipment	3	8
Payments for exclusive license agreements and site acquisition costs	(567)	(1,904)
Additions to equipment to be leased to customers	(203)	—
Principal payments received under direct financing leases	4	—
Proceeds from sale of Winn-Dixie equity securities	3,950	—
Proceeds received out of escrow related to BASC acquisition	876	—

Net cash used in investing activities	(9,269)	(4,118)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	22,137	11,400
Repayments of long-term debt	(12,017)	(4,000)
Repayment of bank overdraft facility, net	(3,940)	—
Issuance of capital stock	46	—
Debt issuance and modification costs	—	(167)

Net cash provided by financing activities	6,226	7,233

Effect of exchange rate changes on cash	(24)	(26)

Net increase (decrease) in cash and cash equivalents	(936)	2,272

Cash and cash equivalents at beginning of period	2,718	1,699

Cash and cash equivalents at end of period	$1,782	$3,971

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,646	$9,944
Cash paid for income taxes	$27	$—
See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General and Basis of Presentation
General
     Cardtronics, Inc., along with its wholly owned subsidiaries (collectively, the “Company” or “Cardtronics”), owns and operates approximately 23,400 automated teller machines (“ATM”) in all 50 states and approximately 1,500 ATMs located throughout the United Kingdom. Additionally, the Company owns a majority interest in an entity that operates over 500 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free ATM network within the United States (based on number of participating ATMs) and works with financial institutions to brand the Company’s ATMs in order to provide their banking customers with convenient, surcharge-free ATM access.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with the Company’s 2006 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures.
     The financial statements as of March 31, 2007, and for the three month periods ended March 31, 2007 and 2006, are unaudited. The balance sheet as of December 31, 2006, was derived from the audited balance sheet filed in the Company’s 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s interim period results. The results of operations for the three month periods ended March 31, 2007 and 2006, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net loss or stockholders’ deficit.
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
2. Acquisitions
Acquisition of CCS Mexico
     In February 2006, the Company acquired a 51.0% ownership stake in CCS Mexico, an independent ATM operator located in Mexico, for approximately $1.0 million in cash consideration and the assumption of approximately $0.4 million in additional liabilities. Additionally, the Company incurred approximately $0.3 million in transaction costs associated with this acquisition. CCS Mexico, which was renamed Cardtronics Mexico upon the completion of the Company’s investment, currently operates over 500 surcharging ATMs in selected retail locations throughout Mexico, and the Company anticipates placing additional surcharging ATMs in other retail establishments throughout Mexico as those opportunities arise.
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
3. Stock-based Compensation
     In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”). As a result of this adoption, the Company now records the grant date fair value of share-based compensation arrangements, net of estimated forfeitures, as compensation expense on a straight-line basis over the underlying service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the accompanying condensed consolidated statements of operations for the three month periods ended March 31:

	2007	2006
	(in thousands)
Cost of ATM operating revenues	$16	$4
Selling, general, and administrative expenses	206	122

Total stock-based compensation expense	$222	$126

     A summary of the status of the Company’s outstanding stock options as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Balance as of January 1, 2007	509,461	$52.76
Granted	10,000	$83.00
Exercised	(3,937)	$11.73
Forfeited	—	$—

Balance as of March 31, 2007	515,524	$53.66

Options vested and exercisable as of March 31, 2007	334,274	$39.42
4. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Accumulated other comprehensive income is displayed as a separate component of stockholders’ deficit in the accompanying condensed consolidated balance sheets and consists of unrealized gains, net of related income taxes, related to changes in the fair values of the Company’s interest rate swap derivative transactions and the cumulative amount of foreign currency translation adjustments associated with the Company’s foreign operations. In addition, as of December 31, 2006, accumulated other comprehensive income includes unrealized gains on available-for-sale marketable securities, net of income taxes. These securities were sold in January 2007.
     The following table presents the calculation of comprehensive income (loss), which includes the Company’s (i) net loss; (ii) foreign currency translation adjustments; (iii) unrealized (losses) gains associated with the Company’s interest rate hedging activities, net of income taxes; and (iv) reclassifications of unrealized gains on the Company’s available-for-sale securities, net of income taxes, for the three months ended March 31:

	2007	2006
	(in thousands)
Net loss	$(3,387)	$(3,124)
Foreign currency translation adjustments	(160)	119
Unrealized (losses) gains on interest rate hedges, net of taxes	(1,172)	2,132
Reclassifications of unrealized gains on available-for-sale securities, net of taxes	(498)	—

Total comprehensive loss	$(5,217)	$(873)

     The following table sets forth the components of accumulated other comprehensive income, net of applicable taxes:

	March 31,	December 31,
	2007	2006
	(in thousands)
Foreign currency translation adjustments	$6,551	$6,711
Unrealized gains on interest rate hedges, net of taxes	3,277	4,449
Unrealized gains on available-for-sale securities, net of taxes	—	498

Total accumulated other comprehensive income	$9,828	$11,658

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
5. Intangible Assets
Intangible Assets with Indefinite Lives
     The following table depicts the net carrying amount of the Company’s intangible assets with indefinite lives as of March 31, 2007 and December 31, 2006, as well as the changes in the net carrying amounts for the three month period ended March 31, 2007, by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(in thousands)
Balance as of December 31, 2006	$86,702	$82,172	$689	$200	$3,923	$173,686
Foreign currency translation adjustments	—	(89)	3	—	(5)	(91)

Balance as of March 31, 2007	$86,702	$82,083	$692	$200	$3,918	$173,595

Intangible Assets with Definite Lives
     The following is a summary of the Company’s intangible assets that are subject to amortization as of March 31, 2007:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
Customer contracts and relationships	$83,212	$(33,684)	$49,528
Deferred financing costs	11,001	(3,245)	7,756
Exclusive license agreements	4,461	(1,235)	3,226
Non-compete agreements	99	(30)	69

Total	$98,773	$(38,194)	$60,579

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
     Amortization of customer contracts and relationships, exclusive license agreements, and non-compete agreements totaled $2.5 million and $5.0 million for the three month periods ended March 31, 2007 and 2006, respectively. Such amounts include approximately $0.1 million and $2.8 million, respectively, in additional amortization expense related to the impairments of the intangible assets associated with two acquired ATM portfolios within the Company’s U.S reporting segment. The impairment taken in the first quarter of 2007 was the result of the anticipated non-renewal of a contract included within a previously acquired portfolio. The impairment taken in the first quarter of 2006 related to the acquired BAS Communications, Inc. (“BASC”) ATM portfolio and was attributable to the anticipated reduction in future cash flows resulting from a higher than anticipated attrition rate associated with such portfolio. In January 2007, the Company received approximately $0.8 million in net proceeds from an escrow account established upon the initial closing of this acquisition. Such proceeds were meant to compensate the Company for the aforementioned attrition issues encountered with the BASC portfolio subsequent to the acquisition date. Such amount was utilized to reduce the remaining carrying value of the intangible asset amount associated with this portfolio.

     Amortization of deferred financing costs and bond discount totaled $0.4 million for each of the three month periods ended March 31, 2007 and 2006. Additionally, the Company wrote-off approximately $0.5 million in deferred financing costs in February 2006 in connection with certain modifications made to the Company’s existing revolving credit facilities.
     Estimated amortization expense for the Company’s intangible assets with definite lives for the remaining nine months of 2007, each of the next five years, and thereafter is as follows:

	Customer	Deferred	Exclusive
	Contracts	Financing	License	Non-compete
	and Relationships	Costs	Agreements	Agreements	Total
	(in thousands)
2007	$6,865	$991	$507	$18	$8,381
2008	9,166	1,382	617	25	11,190
2009	8,852	1,459	611	25	10,947
2010	7,399	1,134	515	1	9,049
2011	5,579	977	401	—	6,957
2012	4,532	1,080	345	—	5,957
Thereafter	7,135	733	230	—	8,098

Total	$49,528	$7,756	$3,226	$69	$60,579

6. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Accounts payable	$13,987	$16,915
Accrued merchant fees	8,100	7,915
Accrued purchases	5,872	4,467
Accrued cash management fees	3,659	2,740
Accrued armored fees	3,456	3,242
Accrued interest	3,240	7,954
Accrued compensation	1,493	3,499
Accrued maintenance fees	1,366	2,090
Other accrued expenses	2,739	2,434

Total	$43,912	$51,256

7. Long-term Debt
     The Company’s long-term debt borrowings consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Revolving credit facility	$61,600	$53,100
Senior subordinated notes due August 2013 (net of unamortized discount of $1.2 million as March 31, 2007 and December 31, 2006)	198,816	198,783
Other	2,635	1,012

Total	263,051	252,895
Less current portion	282	194

Total excluding current portion	$262,769	$252,701

Credit Facility
     In February 2006, the Company amended its then existing revolving credit facility to remove and modify certain restrictive covenants contained within the facility and to reduce the maximum borrowing capacity from $150.0 million to $125.0 million. As a result of this amendment, the Company recorded a pre-tax charge of approximately $0.5 million associated with the write-off of previously deferred financing costs related to the facility. Additionally, the Company incurred approximately $0.1 million in fees associated with such amendment. Although the maximum borrowing capacity was reduced, the overall effect of the amendment was to increase the Company’s liquidity and financial flexibility through the removal and modification of certain restrictive covenants contained in the previous revolving credit facility. Such covenants, which were originally structured to accommodate an acquisitive growth strategy, have either been eliminated or modified to reflect a greater reliance on the Company’s internal growth initiatives. The primary restrictive covenants within the facility now include (i) limitations on the amount of senior debt that the Company can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, including dividends, and (iv) limitations on the amount of capital expenditures that the Company can incur on a rolling 12-month basis.
     Borrowings under the revolving credit facility, which mature in May 2010, bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, which was 3.25% as of March 31, 2007. Additionally, the Company pays a commitment fee of 0.5% per annum on the unused portion of the revolving credit facility. Substantially all of the Company’s assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s domestic subsidiaries has guaranteed the Company’s obligations under such facility. There are currently no restrictions on the ability of the Company’s wholly-owned subsidiaries to declare and pay dividends directly to the Company. As of March 31, 2007, the Company’s borrowing capacity was $45.0 million and the Company was in compliance with all applicable covenants and ratios in effect at that time. The $45.0 million of additional borrowing capacity is less than the total borrowing capacity of the facility (less amounts currently outstanding) due to covenants contained within the facility that limit the amount the Company can borrow based on historical cash flows. As the Company grows and increases its cash flows, the full $125.0 million credit facility could become available to the Company.
     In May 2007, the Company further amended its revolving credit facility to modify, among other things, (i) the interest rate spreads on outstanding borrowings and other pricing terms and (ii) certain restrictive covenants contained within the facility. As a result of this amendment, the interest incurred by the Company on outstanding borrowings under the facility is now based on spreads that are comparable to the market pricing for a company with a debt profile and a credit standing as that of Cardtronics. Such modification should allow for reduced interest expense in future periods, assuming a constant level of borrowings. Furthermore, the amendment increased the amount of capital expenditures that the Company can incur on a rolling 12-month basis from $50.0 million to $60.0 million. This increase provides the Company the ability to maintain the level of expenditures initially anticipated for 2007, which are primarily intended to fund organic growth projects in all of the Company’s operating segments, including the purchasing of ATMs for existing as well as new ATM management agreements.
Senior Subordinated Notes
     In October 2006, the Company completed the registration of its $200.0 million in senior subordinated notes (the “Notes”), which were originally issued in August 2005 pursuant to Rule 144A of the Securities Act of 1933. The Notes, which are subordinate to borrowings made under the revolving credit facility, mature in August 2013 and carry a 9.25% coupon with an effective yield of 9.375%. Interest under the Notes is paid semi-annually in arrears on February 15th and August 15th of each year. Net proceeds from the offering, after taking into consideration direct offering costs, totaled approximately $192.0 million. Such proceeds, along with cash on hand and borrowings under the Company’s revolving credit facility, were utilized to repay all of the outstanding borrowings, including accrued but unpaid interest, under the Company’s previously outstanding first and second lien term loan facilities. The Notes, which are guaranteed by the Company’s domestic subsidiaries, contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness and make certain types of restricted payments, including dividends. As of March 31, 2007, the Company was in compliance with all applicable covenants required under the Notes.
Other Facilities
     In addition to the above revolving credit facility, the Company’s wholly-owned U.K. subsidiary, Bank Machine, has a £2.0 million unsecured overdraft facility that expires in July 2007. Such facility, which bears interest at 1.75% over the bank’s base rate (currently 5.50%), is utilized for general corporate purposes for the Company’s United Kingdom operations. As of March 31, 2007, a portion of this overdraft facility had been utilized to post a £275,000 bond. As of December 31, 2006, approximately £1.9 million of this overdraft facility had been utilized to help fund certain working capital commitments and to post the aforementioned bond. Amounts outstanding under the overdraft facility as of December 31, 2006, other than those amounts utilized for posting bonds, have been reflected in accounts payable in the accompanying condensed consolidated balance sheet, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts. No amounts, other than the aforementioned bond, were outstanding under the overdraft facility as of March 31, 2007.
     In November 2006, Cardtronics Mexico entered into a five-year loan agreement. Such agreement, which bears interest at 11.03%, was utilized for the purchase of additional ATMs to support the Company’s Mexico operations. The initial borrowing under the facility was made in November 2006 and totaled $9.4 million pesos. In February 2007, a second five-year agreement was entered into between the lender and Cardtronics Mexico, at which time the Company borrowed an additional $18.3 million pesos. The additional borrowing bears interest at 11.02%. As of March 31, 2007 and December 31, 2006, approximately $27.4 million pesos ($2.5 million U.S.) and $9.3 million pesos ($858,000 U.S.), respectively, were outstanding under these facilities, with future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the agreements, Cardtronics, Inc. has issued a guaranty for 51.0% (its ownership percentage in Cardtronics Mexico) of the obligations under the loan agreements. As of March 31,

2007, the total amount of the guaranty was $14.0 million pesos ($1.3 million U.S.) In April 2007, a third five-year financing agreement was entered into, under which Cardtronics Mexico borrowed an additional $17.3 million pesos (approximately $1.6 million U.S.) in May 2007, which bears interest at 11.02%.
8. Other Long-term Liabilities
     Other long-term liabilities consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Asset retirement obligations (see Note 9)	$10,678	$9,989
Deferred revenue and other obligations	557	642
Minority interest in subsidiary	—	111
Other long-term liabilities	2,629	3,311

Total	$13,864	$14,053

     The minority interest in subsidiary amount as of December 31, 2006, represents the equity interests of the minority shareholders of Cardtronics Mexico. As of March 31, 2007, the cumulative losses generated by Cardtronics Mexico and allocable to such minority interest shareholders exceeded the underlying equity amounts of such minority interest shareholders. Accordingly, all future losses generated by Cardtronics Mexico will be allocated 100% to Cardtronics until such time that Cardtronics Mexico generates a cumulative amount of earnings sufficient to cover all excess losses allocable to the Company, or until such time that the minority interest shareholders contribute additional equity to Cardtronics Mexico in an amount sufficient to cover such losses. As of March 31, 2007, the cumulative amount of excess losses allocated to Cardtronics totaled approximately $35,000.
9. Asset Retirement Obligations
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
     The following table is a summary of the changes in Company’s asset retirement obligation liability for the three month period ended March 31, 2007 (in thousands):

Asset retirement obligation as of January 1, 2007	$9,989
Additional obligations	646
Accretion expense	226
Payments	(180)
Foreign currency translation adjustments	(3)

Asset retirement obligation as of March 31, 2007	$10,678

10. Preferred Stock
     During 2005, the Company issued 929,789 shares of its Series B preferred stock, of which 894,568 shares were issued to TA Associates for $75.0 million in proceeds and the remaining 35,221 shares were issued as partial consideration for the Bank Machine acquisition. The Series B preferred shareholders have certain preferences to the Company’s common shareholders, including board representation rights and the right to receive their original issue price prior to any distributions being made to the common shareholders as part of a liquidation, dissolution or winding up of the Company. As of March 31, 2007, the liquidation value of the shares totaled $78.0 million. In addition, the Series B preferred shares are convertible into the same number of shares of the Company’s common stock, as adjusted for future stock splits and the issuance of dilutive securities. The Series B preferred shares have no stated dividends and are redeemable at the option of a majority of the Series B holders at any time on or after the earlier of (i) December 2013 and (ii) the date that is 123 days after the first day that none of the Company’s 9.25% senior subordinated notes remain outstanding, but in no event earlier than February 2012.
     The carrying value of the Company’s Series B preferred stock was $76.7 million and $76.6 million, net of unaccreted issuance costs of approximately $1.3 million and $1.4 million as of March 31, 2007 and December 31, 2006, respectively. Such issuance costs are being accreted on a straight-line basis through February 2012, which represents the earliest optional redemption date outlined above.
11. Commitments and Contingencies
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
     Cardtronics has also challenged the Private Plaintiffs’ standing to file this lawsuit. In response to the Company’s challenge, the Private Plaintiffs have requested the Court’s permission to (i) amend their complaint to name additional individual plaintiffs and (ii) certify the lawsuit as a class action under the Federal Rules of Civil Procedure. Cardtronics has objected to the Private Plaintiffs’ motion, on the grounds that the plaintiffs who initially filed the lawsuit lacked standing and this deficiency arguably cannot be cured by amending the complaint. Hearings on both the standing issue and Cardtronics’ motion for summary judgment are expected to occur during the second quarter of 2007.
     Other matters. In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the United States District Court for the Southern District of New York (the “Federal Action”). The complaint, which was formally served to the Company in September 2006, alleged that Cardtronics had breached an ATM operating agreement between the parties by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. On October 6, 2006, the Company filed a petition in the District Court of Harris County, Texas, seeking a declaratory judgment that it had not breached the ATM operating agreement. On October 10, 2006, the Customer filed a second complaint, this time in New York State Supreme Court, alleging the same claims it had alleged in the Federal Action. Subsequently, the Customer withdrew the Federal Action because the federal court did not have subject matter jurisdiction. Additionally, Cardtronics has voluntarily dismissed the Texas lawsuit, electing to litigate the above-described claims in the New York State Supreme Court. The Company believes that it will ultimately prevail upon the merits in this matter, although it gives no assurance as to the final outcome. Furthermore, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on the Company’s financial condition or results of operations.
     The Company is also subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company’s management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on the Company’s financial condition or results of operations.

12. Derivative Financial Instruments
     As a result of its variable-rate debt and ATM cash management activities, the Company is exposed to changes in interest rates (LIBOR in the U.S. and the U.K. and the Mexican Interbank Rate (“TIIE”) in Mexico). It is the Company’s policy to limit the variability of a portion of its expected future interest payments as a result of changes in LIBOR by utilizing certain types of derivative financial instruments.
     To meet the above objective, the Company entered into several LIBOR-based interest rate swaps during 2004 and 2005 to fix the interest rate paid on $300.0 million of the Company’s current and anticipated outstanding ATM cash balances in the United States. The effect of such swaps was to fix the interest rate paid on the following notional amounts for the periods identified (in thousands):

	Weighted Average
Notional Amount	Fixed Rate	Period
$300,000	3.88%	April 1, 2007 – December 31, 2007
$300,000	4.35%	January 1, 2008 – December 31, 2008
$200,000	4.36%	January 1, 2009 – December 31, 2009
$100,000	4.34%	January 1, 2010 – December 31, 2010
     Net amounts paid or received under such swaps are recorded as adjustments to the Company’s “Cost of ATM operating revenues” in the accompanying condensed consolidated statements of operations. During the three month periods ended March 31, 2007 and 2006, the gains or losses incurred as a result of ineffectiveness associated with the Company’s interest rate swaps were immaterial.
     The Company’s interest rate swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of the Company’s interest rate swaps have been reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As of March 31, 2007 and December 31, 2006, the unrealized gains on such swaps totaled approximately $5.2 million and $7.1 million and have been included in accumulated other comprehensive income net of income taxes of $1.9 million and $2.7 million, respectively.
     As of March 31, 2007, the Company has not entered into any derivative financial instruments to hedge its variable interest rate exposure in the United Kingdom or Mexico.

13. Segment Information
     As of March 31, 2007, our operations consisted of our United States, United Kingdom, and Mexico segments. While each of these reportable segments provides similar ATM-related services, we manage each segment separately, as each requires different marketing and business strategies. All intercompany transactions between the Company’s reportable segments have been eliminated. The following summarizes certain financial data by reportable segment for the three month periods ended March 31, 2007 and 2006, and as of March 31, 2007 and December 31, 2006:

	For the Three Months Ended March 31, 2007
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(in thousands)
Revenue from external customers	$60,955	$12,960	$603	$—	$74,518
Intersegment revenue	93	—	—	(93)	—
Depreciation, depletion, and amortization expense	7,109	1,765	37	(27)	8,884
Interest income	(1,003)	(17)	(15)	987	(48)
Interest expense	6,236	1,008	39	(987)	6,296
(Loss) income before income taxes	(4,106)	71	(320)	(5)	(4,360)
Capital expenditures(1) (2)	$8,191	$5,674	$34	$—	$13,899
Additions to equipment to be leased to customers	—	—	203	—	203

	For the Three Months Ended March 31, 2006
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(in thousands)
Revenue from external customers	$60,945	$8,144	$52	$—	$69,141
Intersegment revenue	62	—	—	(62)	—
Depreciation, depletion, and amortization expense	8,068	1,161	4	—	9,233
Interest income	(858)	(44)	—	811	(91)
Interest expense	6,633	811	—	(811)	6,633
Loss before income taxes	(4,517)	(211)	(8)	(23)	(4,759)
Capital expenditures(1) (2)	$3,383	$661	$82	$—	$4,126

(1)	Capital expenditure amounts presented above include payments made for exclusive license agreements and site acquisition costs.

(2)	Capital expenditure amounts for Cardtronics Mexico are reflected gross of any minority interest amounts. Additionally, the 2006 capital expenditure amount excludes the Company’s initial $1.0 million investment in Cardtronics Mexico.
          Identifiable Assets:

	March 31, 2007	December 31, 2006
	(in thousands)
United States	$230,493	$238,127
United Kingdom	128,061	126,070
Mexico	5,018	3,559

Total	$363,572	$367,756

14. New Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes. During the first quarter of 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company applied the provisions of FIN 48 to all tax positions upon its initial adoption effective January 1, 2007, and determined that no cumulative effect adjustment was required as of such date. As of March 31, 2007, the Company had a $0.2 million reserve for uncertain tax positions recorded pursuant to FIN 48.

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
15. Supplemental Guarantor Financial Information
     The Company’s senior subordinated notes issued in August 2005 are guaranteed on a full and unconditional basis by the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three month periods ended March 31, 2007 and 2006, and the condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, of (i) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (the “Parent”); (ii) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (iii) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Revenues	$—	$61,048	$13,563	$(93)	$74,518
Operating costs and expenses	307	59,933	12,709	(88)	72,861

Operating income (loss)	(307)	1,115	854	(5)	1,657
Interest expense, net	2,201	3,032	1,015	—	6,248
Equity in (earnings) losses of subsidiaries	2,034	—	—	(2,034)	—
Other (income) expense, net	(112)	(207)	88	—	(231)

(Loss) income before income taxes	(4,430)	(1,710)	(249)	2,029	(4,360)
Income tax provision (benefit)	(1,048)	53	22	—	(973)

Net (loss) income	(3,382)	(1,763)	(271)	2,029	(3,387)
Preferred stock accretion expense	67	—	—	—	67

Net (loss) income available to common stockholders	$(3,449)	$(1,763)	$(271)	$2,029	$(3,454)

	Three Months Ended March 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Revenues	$—	$61,007	$8,196	$(62)	$69,141
Operating costs and expenses	162	59,405	7,642	(40)	67,169

Operating income (loss)	(162)	1,602	554	(22)	1,972
Interest expense, net	2,217	3,558	767	—	6,542
Equity in (earnings) losses of subsidiaries	2,203	—	—	(2,203)	—
Other income, net	—	183	6	—	189

(Loss) income before income taxes	(4,582)	(2,139)	(219)	2,181	(4,759)
Income tax benefit	(1,480)	(92)	(63)	—	(1,635)

Net (loss) income	(3,102)	(2,047)	(156)	2,181	(3,124)
Preferred stock accretion expense	66	—	—	—	66

Net (loss) income available to common stockholders	$(3,168)	$(2,047)	$(156)	$2,181	$(3,190)

Condensed Consolidating Balance Sheets

	As of March 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Assets:
Cash and cash equivalents	$55	$1,242	$485	$—	$1,782
Receivables, net	3,375	11,320	1,690	(3,585)	12,800
Other current assets	849	9,993	5,376	(89)	16,129

Total current assets	4,279	22,555	7,551	(3,674)	30,711
Property and equipment, net	—	62,060	30,973	(143)	92,890
Intangible assets, net	6,739	43,009	14,949	—	64,697
Goodwill	—	86,702	82,775	—	169,477
Investments and advances to subsidiaries	77,298	—	—	(77,298)	—
Intercompany receivable	(1,127)	6,058	(4,931)	—	—
Prepaid and other assets	213,002	4,035	1,762	(213,002)	5,797

Total assets	$300,191	$224,419	$133,079	$(294,117)	$363,572

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt and notes payable	$—	$—	$282	$—	$282
Current portion of other long-term liabilities	—	2,250	115	—	2,365
Accounts payable and accrued liabilities	3,698	34,078	9,755	(3,619)	43,912

Total current liabilities	3,698	36,328	10,152	(3,619)	46,559
Long-term debt, less current portion	260,416	128,351	87,004	(213,002)	262,769
Other non-current liabilities and minority interest	1,601	11,725	6,442	—	19,768

Total liabilities	265,715	176,404	103,598	(216,621)	329,096
Preferred stock	76,661	—	—	—	76,661
Stockholders’ equity (deficit)	(42,185)	48,015	29,481	(77,496)	(42,185)

Total liabilities and stockholders’ deficit	$300,191	$224,419	$133,079	$(294,117)	$363,572

	As of December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Assets:
Cash and cash equivalents	$97	$1,818	$803	$—	$2,718
Receivables, net	3,463	13,068	1,966	(3,606)	14,891
Other current assets	544	14,069	6,204	(39)	20,778

Total current assets	4,104	28,955	8,973	(3,645)	38,387
Property and equipment, net	—	59,512	27,326	(170)	86,668
Intangible assets, net	6,982	45,757	15,024	—	67,763
Goodwill	—	86,702	82,861	—	169,563
Investments and advances to subsidiaries	81,076	—	—	(81,076)	—
Intercompany receivable	(122)	5,046	(4,924)	—	—
Prepaid and other assets	211,175	5,006	369	(211,175)	5,375

Total assets	$303,215	$230,978	$129,629	$(296,066)	$367,756

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt and notes payable	$—	$—	$194	$—	$194
Current portion of other long-term liabilities	—	2,458	43	—	2,501
Accounts payable and accrued liabilities	8,458	32,202	14,218	(3,622)	51,256

Total current liabilities	8,458	34,660	14,455	(3,622)	53,951
Long-term debt, less current portion	251,883	132,351	79,641	(211,174)	252,701
Other non-current liabilities and minority interest	3,448	12,519	5,711	—	21,678

Total liabilities	263,789	179,530	99,807	(214,796)	328,330
Preferred stock	76,594	—	—	—	76,594
Stockholders’ equity (deficit)	(37,168)	51,448	29,822	(81,270)	(37,168)

Total liabilities and stockholders’ deficit	$303,215	$230,978	$129,629	$(296,066)	$367,756

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Net cash provided by (used in) operating activities	$(7,588)	$6,786	$2,933	$—	$2,131

Capital expenditures, net	—	(7,988)	(5,341)	—	(13,329)
Payments for exclusive license agreements and site acquisition costs		(200)	(367)	—	(567)
Additions to equipment to be leased to customers, net of principal payments received	—	—	(199)	—	(199)
Proceeds from sale of Winn-Dixie equity securities	—	3,950	—	—	3,950
Proceeds received out of escrow related to BASC acquisition	—	876	—	—	876

Net cash used in investing activities	—	(3,362)	(5,907)	—	(9,269)

Proceeds from issuance of long-term debt	20,500	5,000	6,637	(10,000)	22,137
Repayments of long-term debt	(12,000)	(9,000)	(17)	9,000	(12,017)
Issuance of long-term notes receivable	(10,000)	—	—	10,000	—
Payments received on long-term notes receivable	9,000	—	—	(9,000)	—
Repayment of bank overdraft facility, net	—	—	(3,940)	—	(3,940)
Issuance of capital stock	46	—	—	—	46

Net cash provided by (used in) financing activities	7,546	(4,000)	2,680	—	6,226

Effect of exchange rate changes on cash	—	—	(24)	—	(24)

Net decrease in cash and cash equivalents	(42)	(576)	(318)	—	(936)
Cash and cash equivalents at beginning of period	97	1,818	803	—	2,718

Cash and cash equivalents at end of period	$55	$1,242	$485	$—	$1,782

	Three Months Ended March 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Net cash (used in) provided by operating activities	$(6,173)	$4,265	$1,091	$—	$(817)

Capital expenditures, net	—	(1,541)	(673)	—	(2,214)
Payments for exclusive license agreements and site acquisition costs	—	(1,841)	(63)	—	(1,904)
Acquisitions, net of cash acquired	(1,000)	—	—	1,000	—

Net cash (used in) provided by investing activities	(1,000)	(3,382)	(736)	1,000	(4,118)

Proceeds from issuance of long-term debt	11,400	2,000	—	(2,000)	11,400
Repayments of long-term debt	(4,000)	(1,000)	—	1,000	(4,000)
Issuance of long-term notes receivable	(2,000)	—	—	2,000	—
Payments received on long-term notes receivable	1,000	—	—	(1,000)	—
Issuance of capital stock	—	—	1,000	(1,000)	—
Other financing activities	(167)	—	—	—	(167)

Net cash provided by (used in) financing activities	6,233	1,000	1,000	(1,000)	7,233

Effect of exchange rate changes on cash	—	—	(26)	—	(26)

Net increase (decrease) in cash and cash equivalents	(940)	1,883	1,329	—	2,272
Cash and cash equivalents at beginning of period	118	1,544	37	—	1,699

Cash and cash equivalents at end of period	$(822)	$3,427	$1,366	$—	$3,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would”, and similar expressions that contemplate future events. Numerous important factors, risks, and uncertainties may affect our operating results, including, without limitation, risks and uncertainties relating to trends in ATM usage and alternative payment options; declines in, or system failures that interrupt or delay, ATM transactions; the Company’s reliance on third parties for cash management and other key outsourced services; decreases in the number of ATMs that can be placed with the Company’s top merchants; the Company’s ability to continue to execute its growth strategies; risks associated with the acquisition of other ATM networks; increased industry competition; increased regulation and regulatory uncertainty; changes in interest rates; changes in the ATM transaction fees the Company receives; changes in ATM technology; changes in foreign currency rates; and general and economic conditions. As a result, our future results may differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf, and there can be no assurance that future results will meet expectations. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the SEC from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.
Overview
     We operate a network of approximately 25,400 ATMs operating in all 50 states and within the United Kingdom and Mexico. Our extensive ATM network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally known merchants pursuant to which we operate ATMs in their locations. We deploy ATMs under two distinct arrangements with our merchant partners: company-owned and merchant-owned.
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
     Typically, we deploy ATMs under company-owned arrangements for our national and regional merchant customers. Such customers include BP Amoco, Chevron, Costco, CVS Pharmacy, Duane Reade, ExxonMobil, Hess Corporation, Sunoco, Target, Walgreens, and Winn-Dixie in the United States; Alfred Jones, McDonalds, Odeon Cinemas, Spar, The Noble Organisation, Tates, TM Retail, and Vue Cinemas in the United Kingdom; and Fragua and OXXO in Mexico. Because company-owned locations are controlled by us, are usually located in major national chains, and are thus more likely candidates for additional sources of revenue such as bank branding, they generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of March 31, 2007, we operated approximately 13,250 ATMs under company-owned arrangements.
     Merchant-owned. Under a merchant-owned arrangement, the merchant owns the ATM and is responsible for its maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with our smaller, independent merchant customers. In situations where a merchant purchases an ATM from us, the merchant normally retains responsibility for providing cash for the ATM and all maintenance as well as the responsibility for cash loading, supplies, telecommunication, and electrical services. Under these arrangements, we provide all transaction processing services. Because the merchant bears more of the costs associated with operating ATMs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a company-owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and (or) second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of March 31, 2007, we operated approximately 12,150 ATMs under merchant-owned arrangements.
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
     In-house transaction processing. In addition to the above, during the fourth quarter of 2006, we undertook an initiative that will allow us to ultimately control the processing of transactions conducted on our network of ATMs. We believe that such move will provide us with the ability to control the content of the information appearing on the screens of our ATMs, which should in turn serve to increase the types of products and services that we will be able to offer to financial institutions. For example, with the ability to control screen flow, we expect to be able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, we expect that this move will provide us with future operational cost savings in terms of lower overall processing costs. As discussed above, our in-house transaction processing efforts are focused on controlling the flow and content of information on the ATM screen; however, we will continue to rely on third party service providers to handle the back-end connections to the EFT networks and various fund settlement and reconciliation processes for our company-owned accounts. As of May 14, 2007, we had converted in excess of 3,100 ATMs over to our in-house transaction processing switch.
Recent Events
     Merchant-owned account attrition. In general, we have experienced nominal turnover among our customers with whom we enter into company-owned arrangements and have been very successful in negotiating contract renewals with such customers. Conversely, we have experienced a higher turnover rate among our smaller merchant-owned customers, with our domestic merchant-owned account base declining by approximately 14.1% during 2006 and an additional 2.1% during the three months ended March 31, 2007. Part of this attrition is due to an internal initiative launched by us in 2006 to aggressively identify, restructure or eliminate certain underperforming merchant-owned accounts, as evidenced by the fact that the year-over-year gross profits associated with our domestic merchant-owned business declined by only 4.8%. However, an additional key driver of this attrition is local and regional independent ATM service organizations that are targeting our smaller merchant-owned accounts upon the termination of the merchants’ contracts with us, or upon a change in the merchants’ ownership, which can be a common occurrence. Accordingly, we have recently launched another internal initiative to identify and retain those merchant-owned accounts where we believe it makes economic sense to do so. At this point, we cannot accurately predict what the results will be of these retention efforts or whether such efforts will be successful in reducing the aforementioned attrition rate. Furthermore, because of our efforts to eliminate certain underperforming accounts, we may continue to experience the aforementioned downward trend in our merchant-owned account base for the foreseeable future. Finally, because the EFT networks have required that all ATMs be Triple-DES compliant by the end of 2007, it is likely that we will lose some additional merchant-owned accounts during the remainder of this year as some merchants with low transacting ATMs may decide to dispose of their ATMs rather than incur the costs to upgrade or replace their existing machines.
     Asset impairments. During the three months ended March 31, 2007, we recorded an impairment charge related to a previously acquired merchant contract. Such charge, which included a $0.1 million impairment of the remaining unamortized intangible asset balance and a $0.2 million impairment of the related fixed assets, was a result of the anticipated non-renewal of such contract. In addition, we are continuing to monitor the ATM operating agreement with a significant merchant customer where the future anticipated cash flows associated with that merchant contract may be insufficient to support the related unamortized intangible and tangible asset values. We are currently in discussions with the merchant customer regarding additional services that could be provided to them under the existing ATM operating agreement, which would, in turn, increase the estimated future cash flows associated with that relationship/contract. In the event such discussions are unsuccessful, we may be required to record future impairment charges related to the intangible and tangible assets associated with such contract. Such charges, if they were to occur, could be significant and would negatively impact our future operating results.

Results of Operations
     The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Revenues:
ATM operating revenues	96.2%	96.0%
ATM product sales and other revenues	3.8	4.0

Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues	73.5	73.1
Cost of ATM product sales and other revenues	3.7	3.7

Total cost of revenues	77.2	76.8

Gross profit	22.8	23.2
Operating expenses:
Selling, general, and administrative expenses	8.7	7.0
Depreciation and accretion expense	8.6	6.1
Amortization expense	3.3	7.2

Total operating expenses	20.6	20.3

Income from operations	2.2	2.9
Other (income) expense:
Interest expense, net	8.4	9.5
Minority interest in subsidiary	(0.2)	—
Other	(0.2)	0.3

Total other expense	8.0	9.8

Loss before income taxes	(5.8)	(6.9)
Income tax benefit	(1.3)	(2.4)

Net loss	(4.5)%	(4.5)%

Key Operating Metrics
     The following table sets forth information regarding key measures we rely on to gauge our operating performance, including total withdrawal transactions, withdrawal transactions per ATM, and gross profit and gross profit margin per withdrawal transaction for the three month periods ended March 31:

	2007	2006
Average number of transacting ATMs	25,228	26,188
Total transactions (in thousands)	44,449	40,827
Monthly total transactions per ATM	587	520
Total withdrawal transactions (in thousands)	31,180	29,974
Monthly withdrawal transactions per ATM	412	382
Per withdrawal transaction:
Total transaction revenues	$2.30	$2.22
Cost of transaction revenues	1.76	1.69

Transaction gross profit(1)	$0.54	$0.53

Transactions gross profit margin	23.5%	23.9%

(1)	Transaction gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs. The revenue and expenses from ATM equipment sales and other ATM-related services are not included.
General
     As a result of our international operations, we are exposed to fluctuations in foreign currency exchange rates, specifically with respect to changes in the U.S. Dollar relative to the British Pound and Mexican Peso. During the period ended March 31, 2007, the average exchange rate between the U.S. Dollar and the British Pound was 1.95:1.00 compared to 1.75:1.00 during the same period in 2006. Such increase positively contributed to our consolidated results of operations for the three month period ended March 31, 2007. Given the limited size and scope of our Mexico operations, the year-over-year change in the average exchange rate between the U.S. Dollar and the Mexican Peso had an immaterial impact on the comparative operating results for those operations.

Revenues

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
ATM operating revenues	$71,656	$66,409	7.9%
ATM product sales and other revenues	2,862	2,732	4.8%

Total revenues	$74,518	$69,141	7.8%

     ATM operating revenues. For the three month period ended March 31, 2007, the increase in ATM operating revenues was primarily attributable to our United Kingdom operations. Specifically, as a result of additional ATM deployments and a 30.9% increase in the average number of withdrawal transactions per ATM, surcharge and interchange revenues from our United Kingdom operations increased over $4.8 million, or 59.1%, from the prior year levels. Our Mexico operations also contributed to the increase, as surcharge and interchange revenues were approximately $0.5 million higher in 2007 compared to the same period in 2006. Such increase was the result of the additional ATM deployments in 2006 and 2007 and, to a lesser extent, the fact that the 2006 results reflect less than two months’ worth of results from the acquired Mexico operations. Partially offsetting the increase in revenues from our international operations was a decrease in our domestic ATM operating revenues. Such decrease was primarily attributable to declines in surcharge, interchange, and other transaction-based revenues resulting from a decrease in the number of merchant-owned ATMs under contract in 2007 when compared to 2006, offset somewhat by higher bank and network branding revenues in 2007.
     ATM product sales and other revenues. ATM product sales and other revenues for the three month period ended March 31, 2007, increased approximately 4.8% when compared to the same period in 2006. Such increase was primarily due to higher year-over-year value-added reseller (“VAR”) program sales, which were partially offset by lower equipment sales to independent merchants.
Cost of Revenues and Gross Margins

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Cost of ATM operating revenues	$54,736	$50,539	8.3%
Cost of ATM product sales and other revenues	2,797	2,559	9.3%

Total cost of revenues	$57,533	$53,098	8.4%

ATM operating revenues gross margin	23.6%	23.9%
ATM product sales and other revenues gross margin	2.3%	6.3%
Total gross margin	22.8%	23.2%
     Cost of ATM operating revenues. For the three month period ended March 31, 2007, the increase in cost of ATM operating revenues was primarily driven by our United Kingdom operations, which experienced a $3.5 million, or 63.3%, increase in such costs from prior year levels. This increase was due to higher merchant payments and increased vault cash, processing, armored carrier, and communication costs, which resulted from the aforementioned increase in the number of ATM merchant locations deployed in the United Kingdom. Our United States and Mexico operations also contributed to the higher cost of ATM operating revenues, as such costs increased by $0.3 million and $0.4 million, respectively, for the three month period ended March 31, 2007. In the United States, the increase was primarily due to higher ATM vault cash costs that resulted from increased interest rates, incremental costs associated with our efforts to convert our ATMs over to our in-house transaction processing switch, and higher maintenance and armored carrier fees. Such increases were partially offset by lower merchant fees resulting from the aforementioned year-over-year decline in domestic surcharge revenues. In Mexico, the increase was primarily due to higher processing and maintenance costs, which resulted from the deployment of additional ATMs in 2006 and 2007 and, to a lesser extent, the fact that the 2006 results reflect less than two months’ worth of results from the acquired Mexico operations.
     We anticipate that we will continue to incur additional incremental costs in 2007 related to our efforts to convert our domestic ATMs to our in-house transaction processing switch. During the three month period ended March 31, 2007, we incurred approximately $0.5 million in costs related to these conversion efforts, which negatively impacted our domestic ATM operating revenues gross margin for the period (as previously noted). We anticipate that our gross margin will continue to be negatively impacted by such costs throughout the remainder of 2007.
     Cost of ATM product sales and other revenues. The cost of ATM product sales and other revenues for the three month period ended March 31, 2007, increased by approximately 9.3% when compared to the same periods in 2006. Such increase was primarily due to higher year-over-year costs associated with equipment sold under our VAR program with NCR, which were partially offset by lower costs associated with ATM sales that resulted from the aforementioned decline in equipment sales to independent merchants.

     Our ATM product sales and other revenues gross margin was lower for the three month period ended March 31, 2007, when compared to the same period in the prior year primarily as a result of higher sales returns and allowances in 2007 related to our merchant-owned Triple-DES upgrade efforts.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Selling, general, and administrative expenses	$6,238	$4,716	32.3%
Stock-based compensation	206	122	68.9%

Total selling, general, and administrative expenses	$6,444	$4,838	33.2%

Percentage of revenues:
Selling, general, and administrative expenses	8.4%	6.8%
Stock-based compensation	0.3	0.2

Total selling, general, and administrative expenses	8.7%	7.0%

     Selling, general, and administrative expenses. For the three month period ended March 31, 2007, our selling, general, and administrative expenses, excluding stock-based compensation, increased by 32.3% when compared to the same period in 2006. Such increase was primarily attributable to our domestic operations, which experienced an increase of $1.1 million, or 29.1%, in costs during 2007, primarily due to higher employee-related costs and other costs incurred to support our growth initiatives. Additionally, accounting, legal, and professional fees related to our domestic operations were higher during the three month period ended March 31, 2007, as a result of the registration of our senior subordinated notes with the SEC in August 2006. As a result of this registration, we are now required to comply with SEC reporting requirements, including the Sarbanes-Oxley Act of 2002. Finally, our United Kingdom and Mexico operations had slightly higher selling, general, and administrative expenses for the three months ended March 31, 2007, primarily due to additional employee-related costs.
     We expect that our selling, general, and administrative expense will continue to increase in the future due to the anticipated hiring of additional personnel and the incurrence of additional costs to support our future growth initiatives.
     Stock-based compensation. Stock-based compensation for the three month period ended March 31, 2007, increased by 68.9% when compared to the same period in 2006. Such increase was primarily due to the additional employee stock options granted in 2006 and March 2007. See Note 3 in the accompanying condensed consolidated financial statements for additional information regarding the Company’s stock-based compensation.
Depreciation and Accretion Expense

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Depreciation and accretion expense	$6,398	$4,217	51.7%

Percentage of revenues	8.6%	6.1%
     For the three month period ended March 31, 2007, depreciation and accretion expense increased by 51.7% when compared to the same period in 2006. The year-over-year increase was primarily driven by a $1.7 million, or 51.9%, increase in depreciation and accretion expense associated with our domestic operations, which was primarily attributable to $1.6 million in accelerated depreciation expense recorded during the first quarter of 2007 related to certain ATMs that will be deinstalled early as a result of contract terminations and our Triple-DES security compliance efforts. Additionally, depreciation and accretion expense related to our United Kingdom operations increased $0.4 million, or 49.0%, due to the deployment of additional ATMs under company-owned arrangements throughout 2006 and the first quarter of 2007.
     In the future, we expect that our depreciation and accretion expense will grow in proportion to the increase in the number of ATMs we own and deploy throughout our company-owned portfolio.

Amortization Expense

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Amortization expense	$2,486	$5,016	(50.4)%

Percentage of revenues	3.3%	7.2%
     For the three month period ended March 31, 2007, amortization expense, which is primarily comprised of amortization of intangible merchant contracts and relationships associated with our past acquisitions, decreased by 50.4% when compared to the same period in 2006. The higher amortization expense reflected during the period ended March 31, 2006, was the result of a $2.8 million impairment charge recorded during the first quarter of 2006 related to the BAS Communications, Inc. ATM portfolio. This impairment was attributable to the anticipated reduction in future cash flows resulting from a higher than planned attrition rate associated with this acquired portfolio. During the period ended March 31, 2007, we recorded a $0.1 million impairment related to a smaller acquired portfolio based on the expected non-renewal of a particular contract within such portfolio. Excluding the impairments taken in 2007 and 2006, amortization expense for the period ended March 31, 2007, was slightly higher than the same period in 2006 as a result of increased amortization expense associated with our United Kingdom operations related to additional contract-based intangible assets, which are being amortized over the lives of the underlying contracts.
Interest Expense, Net

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Interest expense, net	$5,892	$5,665	4.0%
Amortization and write-off of financing costs and bond discount	356	877	(59.4)%

Total interest expense, net	$6,248	$6,542	(4.5)%

Percentage of revenues	8.4%	9.5%
     Interest expense, net. For the three month period ended March 31, 2007, interest expense, excluding the amortization and write-off of financing costs and bond discount, increased by 4.0%, when compared to the same period in 2006. This increase was due to higher average outstanding balances under our revolving credit facility during the first quarter of 2007 compared to the same period in 2006. Also contributing to the year-over-year increase in interest expense was the overall increase in the level of floating interest rates paid under our revolving credit facility.
     In May 2007, we amended our revolving credit facility to, among other things, provide for a reduced spread on the interest rate charged on amounts outstanding under the facility and to increase the amount of capital expenditures that we can incur on an annual basis. Although the interest spread modification will serve to reduce slightly the amount of interest charged on amounts outstanding under the facility, we expect that our overall interest expense amounts will increase throughout the remainder of the year as we increase the outstanding borrowings under the facility to help fund our anticipated capital expenditure needs in 2007. For additional information on our capital expenditures program, see the Liquidity and Capital Resources section below.
     Amortization and write-off of financing costs and bond discount. For the three month period ended March 31, 2007, expenses related to the amortization and write-off of financing costs and bond discount decreased 59.4% when compared to the same period in 2006. The higher expenses reflected during the three month period ended March 31, 2006, were due to the write-off of approximately $0.5 million of deferred financing costs as a result of an amendment made to our bank credit facility in February 2006. No deferred financing costs were written off in the first quarter of 2007.

Other (Income) Expense

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Minority interest	$(112)	$(8)	1,300.0%
Other (income) expense	(119)	197	(160.4)%

Total other (income) expense	$(231)	$189	(222.2)%

Percentage of revenues	(0.4)%	0.3%
     For the three month period ended March 31, 2007, the $0.2 million of other income was primarily attributable to the sale of the equity securities awarded to the Company in 2006 pursuant to the bankruptcy plan of reorganization for Winn-Dixie Stores, Inc., one of the Company’s merchant customers. The sales of these securities resulted in total gains of $0.6 million, which were partially offset by $0.5 million in losses on the disposal of fixed assets during the period. The $0.2 million in other expense for the period ended March 31, 2006, was primarily attributable to losses on the disposal of fixed assets.
Income Tax Benefit

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Income tax benefit	$973	$1,635	(40.5)%

Effective tax rate	22.3%	34.4%
     As indicated in the table above, our income tax benefit decreased by 40.5% for the three month period ended March 31, 2007, when compared to the same period in 2006. On an absolute basis, this change was driven by corresponding changes in our pre-tax loss levels for the period. The lower effective tax rate experienced during the most recent quarterly period is due to the relative mix of pre-tax income and loss amounts in our foreign and domestic jurisdictions and the fact that we are not currently recognizing any tax benefits related to our Mexico operations. Furthermore, the fact that we are currently in a taxable income position with respect to our domestic state income taxes while at the same time being in a taxable loss position with respect to our domestic federal income taxes also contributed to our lower overall effective tax rate. We expect that our effective tax rate may continue to vary in future periods depending on the mix of pre-tax income and loss amounts generated in our foreign and domestic tax jurisdictions.
Liquidity and Capital Resources
Overview
     As of March 31, 2007, we had approximately $1.8 million in cash and cash equivalents on hand and approximately $263.1 million in outstanding long-term debt and notes payable.
     We have historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, private placements of equity securities, and the sale of bonds. We have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we typically collect our cash on a daily basis and are not required to pay our merchants and vendors until 20 and 30 days, respectively, after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a very small cash balance on our books.
Operating Activities
     Net cash provided by operating activities totaled $2.1 million for the three month period ended March 31, 2007, compared to cash used in operating activities of $0.8 million during the same period in 2006. Such increase was primarily attributable to the timing of changes in our working capital balances. Specifically, we collected an additional $1.7 million of cash in the first quarter of 2007 compared to the first quarter of 2006 related to outstanding accounts and notes receivable. Additionally, we settled approximately $0.6 million less on our outstanding payables and other liabilities during the first quarter of 2007 compared to the same period in 2006.

Investing Activities
     Net cash used in investing activities totaled $9.3 million for the three month period ended March 31, 2007, compared to $4.1 million for the same period in 2006. The year-over-year increase was driven by the additional $9.8 million in capital expenditures, exclusive license payments, and site acquisition costs for the three month period ended March 31, 2007, compared to the same period in 2006. These additional expenditures in 2007 were partially offset by $4.0 million in proceeds received on the sale of our Winn-Dixie equity securities.
     We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects as opposed to acquisitions, including the purchasing of ATMs for existing as well as new ATM management agreements. However, we will continue to pursue selected acquisition opportunities that complement our existing ATM network, some of which could be material. We currently expect that our capital expenditures for the remainder of 2007 will total approximately $40.0 million, the majority of which will be utilized to purchase additional ATMs for our company-owned accounts and to upgrade our existing ATMs to comply with current security encryption and audio guidelines. We expect such expenditures to be funded with cash generated from our operations, supplemented by borrowings under our revolving credit facility. To that end, and as previously noted, we amended our revolving credit facility in May 2007 to, among other things, increase the amount of capital expenditures that we can incur on a rolling 12-month basis from $50.0 million to $60.0 million. This modification should provide us with the ability to incur the level of capital expenditures that we currently deem necessary to support our ongoing operations and future growth initiatives.
Financing Activities
     Net cash provided by financing activities totaled $6.2 million for the three month period ended March 31, 2007, compared to $7.2 million during the same period in 2006. The lower amount in 2007 was the result of the repayment of amounts utilized under our United Kingdom operation’s bank overdraft facility, which was partially offset by higher borrowings under our credit facility to finance the aforementioned capital expenditures.
Financing Facilities
     As of March 31, 2007, we had approximately $263.1 million in outstanding long-term debt and notes payable, which was comprised of (i) approximately $198.8 million (net of discount of $1.2 million) of senior subordinated notes due August 2013, (ii) approximately $61.6 million in borrowings under our existing revolving and swing line credit facilities, and (iii) approximately $2.6 million in notes payable. Interest payments associated with the senior subordinated notes total $18.5 million on an annual basis and are due in semi-annual installments of $9.25 million in February and August of each year. Amounts outstanding under the revolving credit facility are not due until the facility’s maturity date in May 2010. Interest payments associated with such borrowings range from being due monthly to being due on a quarterly basis, depending on the types of borrowings made under the facility.
     Included in the outstanding notes payable balance above is approximately $27.4 million pesos ($2.5 million U.S.) outstanding under Cardtronics Mexico’s two, five-year equipment financing agreements. Borrowings under such agreements, which were entered into in November 2006 and February 2007, bear interest at a fixed rate of 11.03% and 11.02%, respectively, and are to be utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the loan agreement, Cardtronics, Inc. has issued a guaranty for 51.0% (its ownership percentage in Cardtronics Mexico) of the obligations under the loan agreement. As of March 31, 2007, the total amount of the guaranty was $14.0 million pesos ($1.3 million U.S.). In April 2007, a third five-year financing agreement was entered into, under which Cardtronics Mexico borrowed an additional $17.3 million pesos (approximately $1.6 million U.S.) in May 2007, which also bears interest at 11.02%.
     In addition to the above domestic revolving credit facility, Bank Machine has a £2.0 million unsecured overdraft facility that expires in July 2007. Such facility, which bears interest at 1.75% over the bank’s base rate (currently 5.50%), is utilized for general corporate purposes for the Company’s United Kingdom operations. As of March 31, 2007, a portion of this overdraft facility had been utilized to post a £275,000 bond.
     We believe that our cash on hand and availability under our current credit facilities will be sufficient to meet our working capital requirements and contractual commitments for at least the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. However, although we believe that we have sufficient flexibility under our current revolving credit facility to pursue and finance our expansion plans, such facility does contain certain covenants, including a covenant that limits the ratio of outstanding senior debt to EBITDA (as defined in the facility), that could preclude us from drawing down the full amount currently available for borrowing under such facility. Accordingly, if we expand faster than planned, need to respond to competitive pressures, or acquire additional ATM networks, we may be required to seek additional sources of financing. Such sources may come through the sale of equity or debt securities. We can provide no assurance that we will be able to raise additional funds on terms favorable to us or at all. If future financing sources are not available or are not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities, or remaining competitive in our industry.
New Accounting Standards
     Accounting for Uncertainty in Income Taxes. During the first quarter of 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We applied the provisions of FIN 48 to all tax positions upon its initial adoption effective January 1, 2007, and determined that no cumulative effect adjustment was required as of such date. See Note 14 in the accompanying condensed consolidated financial statements for additional information regarding the Company’s adoption of FIN 48.
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides guidance on measuring the fair value of assets and liabilities in the financial statements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, this statement will have on our financial statements.
     Fair Value Option. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides allows companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, this statement will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Market Risk
Interest Rate Risk
     Our interest expense and our cash rental expense are sensitive to changes in the general level of interest rates in the United States, the United Kingdom, and Mexico, particularly because a substantial portion of our indebtedness accrues interest at floating rates and our ATM cash rental expense is based on market rates of interest. Our outstanding vault cash, which represents the cash we rent and place in our ATMs in cases where the merchant does not provide the cash, totaled approximately $397.7 million in the United States, $98.8 million in the United Kingdom, and approximately $2.3 million in Mexico as of March 31, 2007. We pay a monthly fee on the average amount outstanding to our primary vault cash providers in the United States and the United Kingdom under a formula based on LIBOR. Additionally, in Mexico, we pay a monthly fee to our vault cash provider there under a formula based on TIIE.
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

Notional Amount	Weighted Average Fixed Rate	Period
$300,000	3.88%	April 1, 2007 – December 31, 2007
$300,000	4.35%	January 1, 2008 – December 31, 2008
$200,000	4.36%	January 1, 2009 – December 31, 2009
$100,000	4.34%	January 1, 2010 – December 31, 2010
     Net amounts paid or received under such swaps are recorded as adjustments to our “Cost of ATM operating revenues” in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2007 and 2006, the gains or losses incurred as a result of ineffectiveness associated with our existing interest rate swaps were immaterial.
     Our existing interest rate swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of such swaps have been reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As of March 31, 2007, the accumulated unrealized gain on such swaps totaled approximately $5.2 million, which is included in accumulated other comprehensive income net of income taxes of $1.9 million.
     Based on the $397.7 million in vault cash outstanding in the United States as of March 31, 2007, and assuming no benefits from the existing interest rate hedges that are currently in place, for every interest rate increase of 100 basis points, we would incur an additional $4.0 million of vault cash rental expense on an annualized basis. Factoring in the $300.0 million in interest rate swaps discussed above, for every interest rate increase of 100 basis points, we would incur an additional $1.0 million of vault cash rental expense on an annualized basis. Based on the $98.8 million in vault cash outstanding in the United Kingdom as of March 31, 2007, for every interest rate increase of 100 basis points, we would incur an additional $1.0 million of vault cash rental expense on an annualized basis. In Mexico, we would incur roughly $23,000 in additional vault cash rental expense for every interest rate increase of 100 basis points.
     In addition to the above, we are exposed to variable interest rate risk on borrowings under our domestic revolving credit facility. Based on the $61.6 million in floating rate debt outstanding under such facility as of March 31, 2007, for every interest rate increase of 100 basis points, we would incur an additional $0.6 million of interest expense on an annualized basis. Recent upward pressure on short-term interest rates in the United States has resulted in slight increases in our interest expense under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk through 2010, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future. Any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses.
Foreign Currency Exchange Risk
     Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico in 2006, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the U.S. Dollar relative to the British Pound and Mexican Peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into U.S. Dollars, with any corresponding translation gains or losses being recorded in other comprehensive income or loss in our consolidated financial statements. As of March 31, 2007, such translation gains totaled approximately $6.6 million.
     Our future results could be materially impacted by changes in the value of the British Pound relative to the U.S. Dollar. Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican Peso relative to the U.S. Dollar. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British Pound, the effect upon Bank Machine’s operating income for the three month period ended March 31, 2007, would have been an unfavorable or favorable adjustment, respectively, of approximately $0.1 million. Given the limited size and scope of Cardtronics Mexico’s current operations, a similar sensitivity analysis would have resulted in a negligible adjustment to Cardtronics Mexico’s financial results for the three month period ended March 31, 2007.
     We do not hold derivative commodity instruments and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Based on the results of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control over Financial Reporting
     During the three months ended March 31, 2007, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Cardtronics has also challenged the Private Plaintiffs’ standing to file this lawsuit. In response to the Company’s challenge, the Private Plaintiffs have requested the Court’s permission to (i) amend their complaint to name additional individual plaintiffs and (ii) certify the lawsuit as a class action under the Federal Rules of Civil Procedure. Cardtronics has objected to the Private Plaintiffs’ motion, on the grounds that the plaintiffs who initially filed the lawsuit lacked standing and this deficiency cannot be cured by amending the complaint. Hearings on both the standing issue and Cardtronics’ motion for summary judgment are expected to occur during the second quarter of 2007.
     Other matters. In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the United States District Court for the Southern District of New York (the “Federal Action”). The complaint, which was formally served to the Company in September 2006, alleged that Cardtronics had breached an ATM operating agreement between the parties by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. On October 6, 2006, the Company filed a petition in the District Court of Harris County, Texas, seeking a declaratory judgment that it had not breached the ATM operating agreement. On October 10, 2006, the Customer filed a second complaint, this time in New York State Supreme Court, alleging the same claims it had alleged in the Federal Action. Subsequently, the Customer dismissed the Federal Action because the federal court did not have subject matter jurisdiction. Additionally, Cardtronics has voluntarily dismissed the Texas lawsuit, electing to litigate the above-discussed claims in the New York State Supreme Court. The Company believes that it will ultimately prevail upon the merits in this matter, although it gives no assurance as to the final outcome. Furthermore, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on the Company’s financial condition or results of operations.
     The Company is also subject to various legal proceedings and claims arising in the ordinary course of its business. The Company’s management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K dated April 2, 2007.
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

Exhibit
Number	Description
10.1	Amendment No. 6 to Credit Agreement, dated as of May 3, 2007 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 9, 2007).

*31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS, INC.

May 15, 2007	/s/ Jack Antonini Jack Antonini
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2007	/s/ J. Chris Brewster

J. Chris Brewster
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     Each exhibit identified below is part of this Report. Exhibits filed with this Report are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
10.1	Amendment No. 6 to Credit Agreement, dated as of May 3, 2007 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 9, 2007).

*31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.