Form 10-Q
period 2007-06-30
CARDTRONICS INC
filed 2007-08-14
CIK 1277856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, par value: $0.0001 per share.	Shares outstanding on August 14, 2007: 1,764,735.

CARDTRONICS, INC.
When we refer to “us’”, “we”, “our”, “ours”’, “the Company’” or “Cardtronics”, we are describing Cardtronics, Inc. and/or our subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,836	$2,718
Accounts and notes receivable, net of allowance of $522 and $409 as of June 30, 2007 and December 31, 2006, respectively	13,660	14,891
Inventory	6,849	4,444
Prepaid expenses, deferred costs, and other current assets	13,049	16,334

Total current assets	35,394	38,387
Property and equipment, net	98,280	86,668
Intangible assets, net	62,849	67,763
Goodwill	171,292	169,563
Prepaid expenses and other assets	5,591	5,375

Total assets	$373,406	$367,756

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and notes payable	$398	$194
Current portion of other long-term liabilities	2,084	2,501
Accounts payable and accrued liabilities	52,333	51,256

Total current liabilities	54,815	53,951
Long-term liabilities:
Long-term debt, net of related discount	263,309	252,701
Deferred tax liability, net	8,641	7,625
Other long-term liabilities and minority interest in subsidiaries	13,530	14,053

Total liabilities	340,295	328,330

Redeemable preferred stock	76,727	76,594

Stockholders’ deficit:
Common stock, $0.0001 par value; 5,000,000 shares authorized; 2,394,509 shares issued at June 30, 2007 and December 31, 2006; 1,764,735 and 1,760,798 outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Subscriptions receivable (at face value)	(324)	(324)
Additional paid-in capital	3,312	2,857
Accumulated other comprehensive income, net	13,854	11,658
Accumulated deficit	(12,237)	(3,092)
Treasury stock; 629,774 and 633,711 shares at cost at June 30, 2007 and December 31, 2006, respectively	(48,221)	(48,267)

Total stockholders’ deficit	(43,616)	(37,168)

Total liabilities and stockholders’ deficit	$373,406	$367,756

See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
ATM operating revenues	$73,964	$70,246	$145,620	$136,655
ATM product sales and other revenues	3,275	3,008	6,137	5,740

Total revenues	77,239	73,254	151,757	142,395
Cost of revenues:
Cost of ATM operating revenues (includes stock-based compensation of $15 and $16 for the three months ended June 30, 2007 and 2006, respectively, and $31 and $20 for the six months ended June 30, 2007 and 2006, respectively)	56,344	52,406	111,080	102,945
Cost of ATM product sales and other revenues	3,288	2,478	6,085	5,037

Total cost of revenues	59,632	54,884	117,165	107,982
Gross profit	17,607	18,370	34,592	34,413
Operating expenses:
Selling, general, and administrative expenses (includes stock-based compensation of $218 and $238 for the three months ended June 30, 2007 and 2006, respectively, and $424 and $360 for the six months ended June 30, 2007 and 2006, respectively)	6,920	5,060	13,364	9,898
Depreciation and accretion expense	5,182	4,641	11,580	8,858
Amortization expense	2,372	2,331	4,858	7,347

Total operating expenses	14,474	12,032	29,802	26,103
Income from operations	3,133	6,338	4,790	8,310
Other expense (income):
Interest expense, net	6,000	5,657	11,892	11,322
Amortization and write-off of financing costs and bond discount	360	337	716	1,214
Minority interest in subsidiary	—	(49)	(112)	(57)
Other	478	(854)	359	(657)

Total other expense	6,838	5,091	12,855	11,822
(Loss) income before income taxes	(3,705)	1,247	(8,065)	(3,512)
Income tax provision (benefit)	1,910	478	937	(1,157)

Net (loss) income	(5,615)	769	(9,002)	(2,355)
Preferred stock accretion expense	66	66	133	132

Net (loss) income available to common stockholders	$(5,681)	$703	$(9,135)	$(2,487)

See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,002)	$(2,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	16,438	16,205
Amortization and write-off of financing costs and bond discount	716	1,214
Stock-based compensation expense	455	380
Deferred income taxes	831	(1,168)
Minority interest	(112)	(57)
Loss on sale or disposal of assets	990	447
Gain on sale of Winn-Dixie equity securities	(569)	—
Other reserves and non-cash items	676	53
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts and notes receivable, net	925	1,814
Decrease (increase) in prepaid, deferred costs and other current assets	356	(1,549)
Increase in inventory	(1,187)	(1,057)
Increase in other assets	(165)	(313)
Increase in accounts payable and accrued liabilities	5,319	2,667
Decrease in other liabilities	(1,652)	(2,060)

Net cash provided by operating activities	14,019	14,221

Cash flows from investing activities:
Additions to property and equipment	(23,912)	(9,454)
Proceeds from disposals of property and equipment	3	8
Payments for exclusive license agreements and site acquisition costs	(817)	(2,140)
Additions to equipment to be leased to customers	(422)	—
Principal payments received under direct financing leases	13	—
Proceeds from sale of Winn-Dixie equity securities	3,950	—
Proceeds received out of escrow related to BASC acquisition	876	—

Net cash used in investing activities	(20,309)	(11,586)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,026	14,300
Repayments of long-term debt	(17,060)	(14,500)
Repayment of bank overdraft facility, net	(2,597)	—
Issuance of capital stock	46	—
Debt issuance and modification costs	—	(198)

Net cash provided by (used in) financing activities	5,415	(398)

Effect of exchange rate changes on cash	(7)	—

Net (decrease) increase in cash and cash equivalents	(882)	2,237

Cash and cash equivalents at beginning of period	2,718	1,699

Cash and cash equivalents at end of period	$1,836	$3,936

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,142	$11,001
Cash paid for income taxes	$27	$—

Fixed assets financed by direct debt	$2,545	$—
See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. General and Basis of Presentation
General
     Cardtronics, Inc., along with its wholly-owned subsidiaries (collectively, the “Company” or “Cardtronics”), owns and/or operates over 23,050 automated teller machines (“ATM”) in all 50 states and approximately 1,675 ATMs located throughout the United Kingdom. Additionally, the Company owns a majority interest in an entity that operates approximately 750 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free ATM network within the United States (based on number of participating ATMs) and works with financial institutions to brand the Company’s ATMs in order to provide their banking customers with convenient, surcharge-free ATM access and increase brand awareness for the financial institutions.
     In July 2007, the Company purchased substantially all of the assets of the financial services business of 7-Eleven®, Inc. (“7-Eleven”) for approximately $138.0 million in cash (the “7-Eleven ATM Transaction”), including an adjustment for working capital and other closing related costs. See Note 2 for additional information on this acquisition.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
     This Quarterly Report on Form 10-Q has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with the Company’s 2006 Annual Report on Form 10-K, which includes a summary of the Company’s significant accounting policies and other disclosures.
     The financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 are unaudited. The balance sheet as of December 31, 2006 was derived from the audited balance sheet filed in the Company’s 2006 Annual Report on Form 10-K. In management’s opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s interim period results have been made. The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s reported net (loss) income or stockholders’ deficit.
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
2. Acquisitions
Acquisition of 7-Eleven, Inc. Financial Services Business
     On July 20, 2007, the Company acquired the financial services business of 7-Eleven for approximately $138.0 million in cash. Such amount included a $2.0 million payment for estimated acquired working capital, which is subject to further adjustment based on the actual working capital balance outstanding as of the acquisition date, and approximately $1.0 million in other related closing costs. The acquisition included approximately 5,500 ATMs located in 7-Eleven stores throughout the United States, of which approximately 2,000 are advanced-functionality financial self-service kiosks branded as “Vcom®” terminals that are capable of providing more sophisticated financial services, such as check-cashing, money-transfer, and bill payment services. As a result of this acquisition, the number of ATMs that the Company owns and/or operates increased from approximately 25,475 ATMs to approximately 31,000 ATMs. The Company funded the acquisition through the issuance of $100.0 million of 9.25% senior subordinated notes due 2013 – Series B and additional borrowings under its revolving credit facility, as amended. See Note 7 for additional details on these financings.

     The Company will account for the 7-Eleven ATM Transaction as a business combination pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the purchase price paid will be allocated to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date.
Acquisition of CCS Mexico
     In February 2006, the Company acquired a 51.0% ownership stake in CCS Mexico, an independent ATM operator located in Mexico, for approximately $1.0 million in cash consideration and the assumption of approximately $0.4 million in additional liabilities. Additionally, the Company incurred approximately $0.3 million in transaction costs associated with this acquisition. CCS Mexico, which was renamed Cardtronics Mexico upon the completion of the Company’s investment, currently operates approximately 750 surcharging ATMs in selected retail locations throughout Mexico, and the Company anticipates placing additional surcharging ATMs in other retail establishments throughout Mexico as those opportunities arise.
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
     Because the Company owns a majority interest in and absorbs a majority of the entity’s losses or returns, Cardtronics Mexico is reflected as a consolidated subsidiary in the accompanying condensed consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a minority interest. See Note 8 for additional information regarding this minority interest.
3. Stock-based Compensation
     In the first quarter of 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment. As a result of this adoption, the Company now records the grant date fair value of stock-based compensation arrangements, net of estimated forfeitures, as compensation expense on a straight-line basis over the underlying service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the accompanying condensed consolidated statements of operations for the each of the periods indicated:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Cost of ATM operating revenues	$15	$16	$31	$20
Selling, general, and administrative expenses	218	238	424	360

Total stock-based compensation expense	$233	$254	$455	$380

     A summary of the status of the Company’s outstanding stock options as of June 30, 2007 and changes during the six months ended June 30, 2007 are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Balance as of January 1, 2007	509,461	$52.76
Granted	16,000	$86.05
Exercised	(3,937)	$11.73
Forfeited	—	$—

Balance as of June 30, 2007	521,524	$54.09

Options vested and exercisable as of June 30, 2007	356,524	$41.63
4. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Accumulated other comprehensive income is displayed as a separate component of stockholders’ deficit in the accompanying condensed consolidated balance sheets and consists of unrealized gains, net of related income taxes, related to changes in the fair values of the Company’s interest rate swap derivative transactions and the cumulative amount of foreign currency translation adjustments associated with the Company’s foreign operations. In addition, as of December 31, 2006, accumulated other comprehensive income included unrealized gains on available-for-sale marketable securities, net of income taxes. These securities were sold in January 2007.
     The following table presents the calculation of comprehensive (loss) income, which includes the Company’s (i) net (loss) income; (ii) foreign currency translation adjustments; (iii) unrealized gains associated with the Company’s interest rate hedging activities, net of income taxes; and (iv) reclassifications of unrealized gains on the Company’s available-for-sale securities, net of income taxes for each of the periods indicated:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net (loss) income	$(5,615)	$769	$(9,002)	$(2,355)
Foreign currency translation adjustments	2,660	5,190	2,500	5,309
Unrealized gains on interest rate hedges, net of taxes	1,366	1,348	194	3,480
Reclassifications of unrealized gains on available-for-sale securities, net of taxes	—	—	(498)	—

Total comprehensive (loss) income	$(1,589)	$7,307	$(6,806)	$6,434

     The following table sets forth the components of accumulated other comprehensive income, net of applicable taxes:

	June 30, 2007	December 31, 2006
	(in thousands)
Foreign currency translation adjustments	$9,211	$6,711
Unrealized gains on interest rate hedges, net of taxes	4,643	4,449
Unrealized gains on available-for-sale securities, net of taxes	—	498

Total accumulated other comprehensive income	$13,854	$11,658

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
5. Intangible Assets
Intangible Assets with Indefinite Lives
     The following table depicts the net carrying amount of the Company’s intangible assets with indefinite lives as of June 30, 2007 and December 31, 2006, as well as the changes in the net carrying amounts for the six month period ended June 30, 2007, by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(in thousands)
Balance as of December 31, 2006	$86,702	$82,172	$689	$200	$3,923	$173,686
Foreign currency translation adjustments	—	1,730	(1)	—	84	1,813

Balance as of June 30, 2007	$86,702	$83,902	$688	$200	$4,007	$175,499

Intangible Assets with Definite Lives
     The following is a summary of the Company’s intangible assets that are subject to amortization as of June 30, 2007:

	Gross			Net
	Carrying		Accumulated	Carrying
	Amount		Amortization	Amount
			(in thousands)
Customer contracts and relationships	$83,663		$(35,936)	$47,727
Deferred financing costs	11,263	(1)	(3,572)	7,691
Exclusive license agreements	4,568		(1,409)	3,159
Non-compete agreements	100		(35)	65

Total	$99,594		$(40,952)	$58,642

(1)	Amount includes approximately $262,000 of costs accrued as of June 30, 2007 related to the Company’s issuance of $100.0 million of 9.25% senior subordinated notes due 2013 – Series B in July 2007. See Note 7 for additional information on the issuance of the notes.

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
     Amortization of customer contracts and relationships, exclusive license agreements, and non-compete agreements totaled $2.4 million and $2.3 million for the three month periods ended June 30, 2007 and 2006, respectively, and $4.9 million and $7.3 million for the six month periods ended June 30, 2007 and 2006, respectively. Included in the 2007 year-to-date figure is approximately $0.1 million in additional amortization expense related to the impairment of the intangible asset associated with an acquired ATM portfolio within the Company’s U.S reporting segment. This impairment, taken in the first quarter of 2007, was the result of the anticipated non-renewal of a contract included within a previously acquired portfolio. Included in the 2006 year-to-date figure is approximately $2.8 million of additional impairment expense related to the acquired BAS Communications, Inc. (“BASC”) ATM portfolio. This impairment, taken in the in first quarter of 2006, was attributable to the anticipated reduction in future cash flows resulting from a higher than anticipated attrition rate associated with such portfolio. In January 2007, the Company received approximately $0.8 million in net proceeds from an escrow account established upon the initial closing of this acquisition. Such proceeds were meant to compensate the Company for the aforementioned attrition issues encountered with the BASC portfolio subsequent to the acquisition date. Such amount was utilized to reduce the remaining carrying value of the intangible asset amount associated with this portfolio.
     Amortization of deferred financing costs and bond discount totaled approximately $0.4 million and $0.3 million for the three month periods ended June 30, 2007 and 2006, respectively, and $0.7 million and $1.2 million for the six month periods ended June 30, 2007 and 2006, respectively. Included in the 2006 year-to-date figure is approximately $0.5 million in deferred financing costs that the Company wrote-off in February 2006 in connection with certain modifications made to the Company’s existing revolving credit facilities.
     Estimated amortization expense for the Company’s intangible assets with definite lives for the remaining six months of 2007, each of the next five years, and thereafter is as follows:

	Customer	Deferred	Exclusive
	Contracts	Financing	License	Non-compete
	and Relationships(1)	Costs(2)	Agreements	Agreements	Total
	(in thousands)
2007	$4,624	$665	$349	$13	$5,651
2008	9,262	1,382	638	25	11,307
2009	8,948	1,459	633	25	11,065
2010	7,495	1,134	536	2	9,167
2011	5,667	977	422	—	7,066
2012	4,588	1,080	351	—	6,019
Thereafter	7,143	732	230	—	8,105

Total	$47,727	$7,429	$3,159	$65	$58,380

(1)	Amounts presented exclude the effects of any intangible assets that will be established as part of the 7-Eleven ATM Transaction.

(2)	Amounts presented exclude the $262,000 of accrued financing costs associated with the Company’s July 2007 issuance of $100.0 million of 9.25% senior subordinated notes due 2013 – Series B, discussed above.

6. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Accounts payable	$16,791	$16,915
Accrued interest	7,823	7,954
Accrued merchant fees	7,326	7,915
Accrued armored fees	3,739	3,242
Accrued cash management fees	2,765	2,740
Accrued maintenance fees	2,408	2,090
Accrued compensation	1,588	3,499
Accrued purchases	789	343
Other accrued expenses	9,104	6,558

Total	$52,333	$51,256

7. Long-term Debt
     The Company’s long-term debt consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Revolving credit facility	$60,600	$53,100
Senior subordinated notes due August 2013 (net of unamortized discount of $1.1 million as June 30, 2007 and $1.2 million as of December 31, 2006)	198,851	198,783
Other	4,256	1,012

Total	263,707	252,895
Less current portion	398	194

Total excluding current portion	$263,309	$252,701

Revolving Credit Facility
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
     In May 2007, the Company further amended its revolving credit facility to modify, among other things, (i) the interest rate spreads on outstanding borrowings and other pricing terms and (ii) certain restrictive covenants contained within the facility. Such modification will allow for reduced interest expense in future periods, assuming a constant level of borrowings. Furthermore, the amendment increased the amount of capital expenditures that the Company can incur on a rolling 12-month basis from $50.0 million to $60.0 million. As a result of these amendments, the primary restrictive covenants within the facility include (i) limitations on the amount of senior debt that the Company can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, including dividends, and (iv) limitations on the amount of capital expenditures that the Company can incur on a rolling 12-month basis.
     Borrowings under the revolving credit facility currently bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, which was 2.5% as of June 30, 2007. Additionally, the Company pays a commitment fee of 0.3% per annum on the unused portion of the revolving credit facility. Substantially all of the Company’s assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s domestic subsidiaries has guaranteed the Company’s obligations under such facility. There are currently no restrictions on the ability of the Company’s wholly-owned subsidiaries to declare and pay dividends directly to the Company. As of June 30, 2007, the Company was in compliance with all applicable covenants and ratios in effect at that time under the facility.
     On July 20, 2007, in conjunction with the 7-Eleven ATM Transaction, the Company further amended its revolving credit facility. Such amendment provided for, among other modifications, (i) an increase in the maximum borrowing capacity under the revolver from $125.0 million to $175.0 million in order to partially finance the 7-Eleven ATM Transaction and to provide additional financial flexibility; (ii) an increase in the amount of “indebtedness” (as defined in the credit agreement) to allow for the issuance of the $100.0 million of 9.25% senior subordinated notes due 2013 – Series B (described below); (iii) an extension of the term of the credit agreement from May 2010 to May 2012; (iv) an increase in the amount of capital expenditures the Company can incur on a rolling 12-month basis from $60.0 million to a maximum of $75.0 million; and (v) an amendment of certain restrictive covenants contained within the facility. In conjunction with this amendment, the Company borrowed approximately $43.0 million under the credit agreement to fund a portion of the 7-Eleven ATM Transaction. Additionally, the Company posted $7.5 million in letters of credit under the facility in favor of the lessors under the ATM equipment leases that the Company assumed in connection with the 7-Eleven ATM Transaction. These letters of credit further reduced the Company’s borrowing capacity under the facility. As of August 13, 2007, the Company’s available borrowing capacity under the amended facility, as determined under the earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and interest expense covenants contained in the agreement, totaled approximately $60.0 million.
Senior Subordinated Notes
     In October 2006, the Company completed the registration of $200.0 million in senior subordinated notes (the “Notes”), which were originally issued in August 2005 pursuant to Rule 144A of the Securities Act of 1933. The Notes, which are subordinate to borrowings made under the revolving credit facility, mature in August 2013 and carry a 9.25% coupon with an effective yield of 9.375%. Interest under the Notes is paid semi-annually in arrears on February 15th and August 15th of each year. The Notes, which are guaranteed by the Company’s domestic subsidiaries, contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness and make certain types of restricted payments, including dividends. As of June 30, 2007, the Company was in compliance with all applicable covenants required under the Notes.
     On July 20, 2007, the Company sold $100.0 million of 9.25% senior subordinated notes due 2013 – Series B (the “Series B Notes”) pursuant to Rule 144A of the Securities Act of 1933. The form and terms of the Series B Notes are substantially the same as the form and terms of the $200.0 million senior subordinated notes issued in August 2005, except that (i) the notes issued in August 2005 have been registered with the Securities and Exchange Commission while the Series B Notes remain subject to transfer restrictions until the Company completes an exchange offer, and (ii) the Series B Notes were issued with Original Issue Discount and have an effective yield of 9.938%. The Company has agreed to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of its debt securities registered under the Securities Act with terms identical to those of the Series B Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) and to use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes. If the Company fails to satisfy its registration obligations, it will be required, under certain circumstances, to pay additional interest to the holders of the Series B Notes. The Company used the net proceeds from the issuance of the Series B Notes to fund a portion of the 7-Eleven ATM Transaction and to pay fees and expenses related to the acquisition.
Other Facilities
     In addition to the above revolving credit facility, the Company’s wholly-owned United Kingdom subsidiary, Bank Machine, has a £2.0 million unsecured overdraft facility, the term of which was recently extended to July 2008. Such facility, which bears interest at 1.75% over the bank’s base rate (currently 5.75%), is utilized for general corporate purposes for the Company’s United Kingdom operations. As of June 30, 2007, a portion of this overdraft facility had been utilized to post a £275,000 bond. As of June 30, 2007 and December 31, 2006, approximately £0.6 million and £1.9 million, respectively, of this overdraft facility had been utilized to help fund certain working capital commitments and to post the aforementioned bond. Amounts outstanding under the overdraft facility (other than those amounts utilized for posting bonds) have been reflected in accounts payable in the accompanying condensed consolidated balance sheets, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts.
     As of June 30, 2007, Cardtronics Mexico had entered into three separate five-year equipment financing agreements. Such agreements, which are denominated in Mexican pesos and bear interest at an average rate of 11.03%, were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. As of June 30, 2007 and December 31, 2006, approximately $44.2 million pesos ($4.1 million U.S.) and $9.3 million pesos ($858,000 U.S.), respectively, were outstanding under these facilities, with future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the agreements, Cardtronics, Inc. has issued a guaranty for 51.0% (its ownership percentage in Cardtronics Mexico) of the obligations under the loan agreements. As of June 30, 2007, the total amount of the guaranty was $22.5 million pesos ($2.1 million U.S.)

8. Other Long-term Liabilities
     Other long-term liabilities consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Asset retirement obligations (see Note 9)	$10,455	$9,989
Deferred revenue and other obligations	540	642
Minority interest in subsidiary	—	112
Other long-term liabilities	2,535	3,310

Total	$13,530	$14,053

     The minority interest in subsidiary amount as of December 31, 2006, represents the equity interests of the minority shareholders of Cardtronics Mexico. As of June 30, 2007, the cumulative losses generated by Cardtronics Mexico and allocable to such minority interest shareholders exceeded the underlying equity amounts of such minority interest shareholders. Accordingly, all future losses generated by Cardtronics Mexico will be allocated 100% to Cardtronics until such time that Cardtronics Mexico generates a cumulative amount of earnings sufficient to cover all excess losses allocable to the Company, or until such time that the minority interest shareholders contribute additional equity to Cardtronics Mexico in an amount sufficient to cover such losses. As of June 30, 2007, the cumulative amount of excess losses allocated to Cardtronics totaled approximately $207,000. See Note 15 regarding an anticipated minority interest contribution. No receivable or allocation of these losses has been recorded, as such amounts have not been received as of June 30, 2007.
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
     The following table is a summary of the changes in Company’s asset retirement obligation liability for the six month period ended June 30, 2007 (in thousands):

Asset retirement obligation as of January 1, 2007	$9,989
Additional obligations	2,564
Accretion expense	473
Payments	(648)
Change in estimates	(1,973)
Foreign currency translation adjustments	50

Asset retirement obligation as of June 30, 2007	$10,455

     The change in estimate for the six months ended June 30, 2007 represents a change in the anticipated amount the Company will incur to deinstall and refurbish certain merchant locations, based on actual costs incurred on recent ATM deinstallations.
10. Preferred Stock
     During 2005, the Company issued 929,789 shares of its Series B preferred stock, of which 894,568 shares were issued to TA Associates for $75.0 million in proceeds and the remaining 35,221 shares were issued as partial consideration for the Bank Machine acquisition. The Series B preferred shareholders have certain preferences to the Company’s common shareholders, including board representation rights and the right to receive their original issue price prior to any distributions being made to the common shareholders as part of a liquidation, dissolution or winding up of the Company. As of June 30, 2007, the liquidation value of the shares totaled $78.0 million. In addition, the Series B preferred shares are convertible into the same number of shares of the Company’s common stock, as adjusted for future stock splits and the issuance of dilutive securities. The Series B preferred shares have no stated dividends and are redeemable at the option of a majority of the Series B holders at any time on or after the earlier of (i) December 2013 and (ii) the date that is 123 days after the first day that none of the Company’s 9.25% senior subordinated notes remain outstanding, but in no event earlier than February 2012.
     On June 1, 2007, the Company entered into a letter agreement with certain investment funds controlled by TA Associates (the “Funds”) pursuant to which the Funds agreed to (i) approve the 7-Eleven ATM Transaction and (ii) to not transfer or otherwise dispose of any of their shares of Series B Convertible Preferred Stock during the period beginning on the date thereof and ending on the earlier of the date the 7-Eleven ATM Transaction closed (i.e., July 20, 2007) or September 1, 2007. Pursuant to the terms of the letter agreement, the Company agreed to amend the terms of its Series B Convertible Preferred Stock in order to increase, under certain circumstances, the number of shares of common stock into which the Funds’ Series B Convertible Preferred Stock would be convertible in the event the Company completes an initial public offering.
     The carrying value of the Company’s Series B preferred stock was $76.7 million and $76.6 million, net of unaccreted issuance costs of approximately $1.3 million and $1.4 million as of June 30, 2007 and December 31, 2006, respectively. Such issuance costs are being accreted on a straight-line basis through February 2012, which represents the earliest optional redemption date outlined above.
11. Income Taxes
     Income taxes included in the Company’s loss from continuing operations for the three and six month periods ended June 30, 2007 and 2006, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Income tax provision (benefit)	$1,910	$478	$937	$(1,157)
Effective tax rate	(51.6)%	38.3%	(11.6)%	32.9%
     The Company computes its quarterly income tax provision amounts under the effective tax rate method based on applying an anticipated annual effective tax rate in each major tax jurisdiction to the pre-tax book income or loss amounts generated in such jurisdictions. During the quarter ended June 30, 2007, as a result of the Company’s forecasted domestic pre-tax book loss for the remainder of 2007 and as a result of the anticipated impact of the 7-Eleven ATM Transaction on the Company’s forecasted domestic pre-tax book loss figures for the remainder of 2007, the Company determined that a valuation allowance should be established for the Company’s existing domestic net deferred tax asset balance as of June 30, 2007. Such amount, which reflects the Company’s net domestic deferred tax asset balance, excluding any deferred tax liabilities not expected to reverse in the foreseeable future, totaled approximately $0.9 million, and is reflected in the current quarter and year-to-date provision amounts reflected above. Additionally, the Company determined that all future domestic tax benefits should not be recognized until it is more likely than not that such benefits will be utilized. Accordingly, the Company recorded an additional $1.0 million adjustment through its income tax provision line item during the quarter ended June 30, 2007, reflecting the reversal of the domestic income tax benefit amount recorded during the immediately preceding quarter. Such adjustment reflects the change in the Company’s estimated annual domestic effective income tax rate to 0% as a result of anticipated book losses following the 7-Eleven ATM Transaction.
     The combination of the valuation allowance and the change in the Company’s estimated domestic effective income tax rate for 2007 resulted in a negative effective tax rate for the most recently completed quarter, as reflected in the table above. Furthermore, as long as the Company continues to generate pre-tax book losses from its domestic operations, the Company’s future effective tax rates are expected to be lower than the statutory rate, on average, than in historical periods.
12. Commitments and Contingencies
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
     In June 2007, after nearly three years of litigation with no definitive resolution of any of the contested issues, the parties completed and executed a settlement agreement, which the Company believes will be approved by the Court. Since the matter is being treated as a class action settlement, the notice and approval process will take several months. The Court has scheduled a hearing following the above-described notice period for December 4, 2007. Despite the Company’s expectation that the Court will approve the proposed settlement at that time, in the event that members of the class object to the proposed settlement and the Court concludes that their objections are valid and, for that reason, refuses to approve the settlement, the lawsuit would resume. If that occurs, the Company will continue its defense of this lawsuit in an aggressive manner as previously set forth. If approved, the Company believes this settlement will be beneficial as it imposes no unreasonable requirements upon the Company in the way of the deployment of additional ATMs and would serve to end this litigation.

     Other matters. In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the United States District Court for the Southern District of New York (the “Federal Action”). The complaint, which was formally served to the Company in September 2006, alleged that Cardtronics had breached an ATM operating agreement between the parties by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. As the term of the Company’s operating agreement with the Customer extends to December 2014, the Customer’s claims could exceed $12.0 million. On October 6, 2006, the Company filed a petition in the District Court of Harris County, Texas, seeking a declaratory judgment that it had not breached the ATM operating agreement. On October 10, 2006, the Customer filed a second complaint, this time in New York State Supreme Court, alleging the same claims it had alleged in the Federal Action. Subsequently, the Customer withdrew the Federal Action because the federal court did not have subject matter jurisdiction. Additionally, Cardtronics has voluntarily dismissed the Texas lawsuit, electing to litigate the above-described claims in the New York State Supreme Court. The Company believes that it will ultimately prevail upon the merits in this matter, although it gives no assurance as to the final outcome. Furthermore, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on the Company’s financial condition or results of operations.
     The Company’s complaint in the United States District Court in Portland, Oregon, against CGI, Inc., one of its distributors inherited from the E*TRADE acquisition (“Distributor”), was satisfactorily settled on July 31, 2007. The Company paid a nominal amount to the Distributor as a condition of this settlement. The Company will continue its relationship with the Distributor under an amended agreement, the terms and conditions of which are more favorable to the Company than those under the original agreement.
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
     To meet the above objective, the Company entered into several LIBOR-based interest rate swaps during 2004 and 2005 to fix the interest-based rental rate paid on $300.0 million of the Company’s current and anticipated outstanding ATM cash balances in the United States. The effect of such swaps was to fix the interest-based rental rate paid on the following notional amounts for the periods identified (in thousands):

	Weighted Average
Notional Amount	Fixed Rate	Period
$300,000	3.91%	July 1, 2007 – December 31, 2007
$300,000	4.35%	January 1, 2008 – December 31, 2008
$200,000	4.36%	January 1, 2009 – December 31, 2009
$100,000	4.34%	January 1, 2010 – December 31, 2010
     Net amounts paid or received under such swaps are recorded as adjustments to the Company’s “Cost of ATM operating revenues” in the accompanying condensed consolidated statements of operations. During the six month periods ended June 30, 2007 and 2006, the gains or losses incurred as a result of ineffectiveness associated with the Company’s interest rate swaps were immaterial.
     The Company’s interest rate swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of the Company’s interest rate swaps have been reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As of June 30, 2007 and December 31, 2006, the unrealized gains on such swaps totaled approximately $7.4 million and $7.1 million and have been included in accumulated other comprehensive income, net of income taxes of $2.8 million and $2.7 million, respectively.
     As of June 30, 2007, the Company has not entered into any derivative financial instruments to hedge its variable interest rate exposure in the United Kingdom or Mexico.

     In conjunction with the 7-Eleven ATM Transaction, the Company entered into a separate vault cash agreement with Wells Fargo, N.A. (“Wells Fargo”) to supply the cash that the Company will utilize for the operation of the acquired 5,500 ATMs and Vcom units. Under the terms of the agreement, the Company will pay a monthly cash rental fee to Wells Fargo on the average amount outstanding under a formula based on the federal funds effective rate. During 2006, the outstanding vault cash balance for the acquired 7-Eleven ATMs and Vcom units averaged approximately $300.0 million per month. As a result of the increased vault cash requirement resulting from the acquisition, the Company’s exposure to changes in domestic interest rates will significantly increase going forward. As a result, and in order to limit such exposure, the Company entered into additional interest rate swaps in August 2007 to limit its exposure to changing interest-based rental rates on $250.0 million of the anticipated 7-Eleven outstanding vault cash balances. These swaps will serve to fix the interest-based rental rate paid on the $250.0 million notional amount at a weighted average rate of 4.93% (excluding the applicable margin) through December 2010. As is the case with the Company’s existing interest rate swaps, the interest rate swaps executed in August 2007 have been designated as cash flow hedges pursuant to SFAS No. 133.

14. Segment Information
     As of June 30, 2007, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments. While each of these reportable segments provides similar ATM-related services, each segment is managed separately, as they require different marketing and business strategies. All intercompany transactions between the Company’s reportable segments have been eliminated. The following summarizes certain financial data by reportable segment for the three and six month periods ended June 30, 2007 and 2006 and as of June 30, 2007 and December 31, 2006:

	For the Three Months Ended June 30, 2007
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(in thousands)
Revenue from external customers	$60,972	$15,380	$887	$—	$77,239
Intersegment revenue	(11)	—	—	11	—
Depreciation, depletion, and amortization expense	5,425	2,075	56	(2)	7,554
Income (loss) from operations	2,421	1,016	(239)	(65)	3,133
Interest income	1,088	19	31	(1,058)	80
Interest expense	6,339	1,060	99	(1,058)	6,440
Loss before income taxes	(3,174)	(160)	(306)	(65)	(3,705)

Capital expenditures(1) (2)	$3,919	$5,550	$1,361	$—	$10,830
Additions to equipment to be leased to customers	—	—	219	—	219

	For the Three Months Ended June 30, 2006
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(in thousands)
Revenue from external customers	$63,612	$9,492	$150	$—	$73,254
Intersegment revenue	108	—	—	(108)	—
Depreciation, depletion, and amortization expense	5,626	1,336	10	—	6,972
Income (loss) from operations	5,212	1,241	(93)	(22)	6,338
Interest income	935	54	—	(872)	117
Interest expense	6,097	871	15	(872)	6,111
Income (loss) before income taxes	1,004	314	(47)	(24)	1,247

Capital expenditures(1) (2)	$4,774	$2,647	$47	$—	$7,468

	For the Six Months Ended June 30, 2007
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(in thousands)
Revenue from external customers	$121,927	$28,340	$1,490	$—	$151,757
Intersegment revenue	82	—	—	(82)	—
Depreciation, depletion, and amortization expense	12,534	3,840	93	(29)	16,438
Income (loss) from operations	3,229	2,153	(522)	(70)	4,790
Interest income	2,091	36	46	(2,045)	128
Interest expense	12,575	2,068	138	(2,045)	12,736
Loss before income taxes	(7,280)	(89)	(626)	(70)	(8,065)

Capital expenditures(1) (2)	$12,110	$11,224	$1,395	$—	$24,729
Additions to equipment to be leased to customers	—	—	422	—	422

	For the Six Months Ended June 30, 2006
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(in thousands)
Revenue from external customers	$124,557	$17,636	$202	$—	$142,395
Intersegment revenue	170			(170)	—
Depreciation, depletion, and amortization expense	13,694	2,497	14	—	16,205
Income (loss) from operations	6,652	1,831	(129)	(44)	8,310
Interest income	1,793	98	—	(1,683)	208
Interest expense	12,730	1,682	15	(1,683)	12,744
(Loss) income before income taxes	(3,513)	103	(55)	(47)	(3,512)

Capital expenditures(1) (2)	$8,157	$3,308	$129	$—	$11,594

(1)	Capital expenditure amounts presented above include payments made for exclusive license agreements and site acquisition costs.

(2)	Capital expenditure amounts for Cardtronics Mexico are reflected gross of any minority interest amounts. Additionally, the 2006 capital expenditure amount excludes the Company’s initial $1.0 million investment in Cardtronics Mexico.

Identifiable Assets:

	June 30, 2007	December 31, 2006
	(in thousands)
United States	$230,592	$238,127
United Kingdom	136,001	126,070
Mexico	6,813	3,559

Total	$373,406	$367,756

15. New Accounting Pronouncements
     Accounting for Uncertainty in Income Taxes. During the first quarter of 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company applied the provisions of FIN 48 to all tax positions upon its initial adoption effective January 1, 2007, and determined that no cumulative effect adjustment was required as of such date. As of June 30, 2007, the Company had a $0.2 million reserve for uncertain tax positions recorded pursuant to FIN 48.
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
     Registration Payment Arrangements. In December 2006, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. Specifically, FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The guidance contained in this standard amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as well as FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this standard. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this standard, the guidance in the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently evaluating the impact that the implementation of FSP EITF 00-19-2 may have on its financial statements as it relates to the Company’s issuance of $100.0 million of Series B Notes in July 2007. The Company has agreed to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of its debt securities registered under the Securities Act and to use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes.
16. Related Party Transactions
     Series B Convertible Preferred Stock Amendment. On June 1, 2007, the Company entered into a letter agreement to amend the terms of its Series B Convertible Preferred Stock in order to increase, under certain circumstances, the number of shares of common stock into which the Funds’ Series B Convertible Preferred Stock would be convertible in the event the Company completes an initial public offering. For additional information on this amendment, see Note 10.

     Cardtronics Mexico Capital Contribution. In June 2007, the Company purchased an additional 1,177,429 shares of Class B preferred stock issued by Cardtronics Mexico for approximately $0.2 million. The Company’s 51.0% ownership interest in Cardtronics Mexico did not change as a result of this purchase, as a minority interest shareholder has entered into an agreement to purchase a pro rata amount of Class A preferred stock at the same price. As of June 30, 2007, the minority interest shareholder has not funded this purchase consideration.
17. Supplemental Guarantor Financial Information
     The Company’s senior subordinated notes issued in August 2005, as well as its Series B Notes issued in July 2007, are guaranteed on a full and unconditional basis by the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations for the three and six month periods ended June 30, 2007 and 2006, the condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006, and the condensed consolidating statements of cash flows for the six month periods ended June 30, 2007 and 2006, of (i) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (the “Parent”); (ii) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (iii) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Revenues	$—	$60,961	$16,267	$11	$77,239
Operating costs and expenses	282	58,258	15,490	76	74,106

Operating (loss) income	(282)	2,703	777	(65)	3,133
Interest expense, net	2,159	3,092	1,109	—	6,360
Equity in (earnings) losses of subsidiaries	1,201	—	—	(1,201)	—
Other (income) expense, net	—	344	134	—	478

(Loss) income before income taxes	(3,642)	(733)	(466)	1,136	(3,705)
Income tax provision (benefit)	1,908	52	(50)	—	1,910

Net (loss) income	(5,550)	(785)	(416)	1,136	(5,615)
Preferred stock accretion expense	66	—	—	—	66

Net (loss) income available to common stockholders	$(5,616)	$(785)	$(416)	$1,136	$(5,681)

	Three Months Ended June 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Revenues	$—	$63,720	$9,642	$(108)	$73,254
Operating costs and expenses	323	58,185	8,494	(86)	66,916

Operating (loss) income	(323)	5,535	1,148	(22)	6,338
Interest expense, net	1,889	3,273	832	—	5,994
Equity in (earnings) losses of subsidiaries	(3,323)	—	—	3,323	—
Other income, net	—	(955)	49	3	(903)

Income (loss) before income taxes	1,111	3,217	267	(3,348)	1,247
Income tax benefit	317	66	95	—	478

Net income (loss)	794	3,151	172	(3,348)	769
Preferred stock accretion expense	66	—	—	—	66

Net income (loss) available to common stockholders	$728	$3,151	$172	$(3,348)	$703

	Six Months Ended June 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Revenues	$—	$122,009	$29,830	$(82)	$151,757
Operating costs and expenses	589	118,191	28,199	(12)	146,967

Operating (loss) income	(589)	3,818	1,631	(70)	4,790
Interest expense, net	4,360	6,124	2,124	—	12,608
Equity in (earnings) losses of subsidiaries	3,235	—	—	(3,235)	—
Other (income) expense, net	(112)	137	222	—	247

(Loss) income before income taxes	(8,072)	(2,443)	(715)	3,165	(8,065)
Income tax provision (benefit)	860	105	(28)	—	937

Net (loss) income	(8,932)	(2,548)	(687)	3,165	(9,002)
Preferred stock accretion expense	133	—	—	—	133

Net (loss) income available to common stockholders	$(9,065)	$(2,548)	$(687)	$3,165	$(9,135)

	Six Months Ended June 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Revenues	$—	$124,727	$17,838	$(170)	$142,395
Operating costs and expenses	485	117,590	16,136	(126)	134,085

Operating (loss) income	(485)	7,137	1,702	(44)	8,310
Interest expense, net	4,106	6,831	1,599	—	12,536
Equity in (earnings) losses of subsidiaries	(1,120)	—	—	1,120	—
Other income, net	—	(772)	55	3	(714)

(Loss) income before income taxes	(3,471)	1,078	48	(1,167)	(3,512)
Income tax (benefit) provision	(1,163)	(26)	32	—	(1,157)

Net (loss) income	(2,308)	1,104	16	(1,167)	(2,355)
Preferred stock accretion expense	132	—	—	—	132

Net (loss) income available to common stockholders	$(2,440)	$1,104	$16	$(1,167)	$(2,487)

Condensed Consolidating Balance Sheets

	As of June 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
Assets:
Cash and cash equivalents	$35	$1,588	$213	$—	$1,836
Receivables, net	4,571	11,227	2,713	(4,851)	13,660
Other current assets	1,001	12,373	6,711	(187)	19,898

Total current assets	5,607	25,188	9,637	(5,038)	35,394
Property and equipment, net	—	61,174	37,312	(206)	98,280
Intangible assets, net	6,757	41,096	14,996	—	62,849
Goodwill	—	86,703	84,589	—	171,292
Investments and advances to subsidiaries	78,325	—	—	(78,325)	—
Intercompany receivable	(129)	5,288	(5,159)	—	—
Prepaid and other assets	214,837	4,089	1,439	(214,774)	5,591

Total assets	$305,397	$223,538	$142,814	$(298,343)	$373,406

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt and notes payable	$—	$—	$398	$—	$398
Current portion of other long-term liabilities	—	1,939	145	—	2,084
Accounts payable and accrued liabilities	8,522	34,811	13,981	(4,981)	52,333

Total current liabilities	8,522	36,750	14,524	(4,981)	54,815
Long-term debt, less current portion	259,450	127,351	91,282	(214,774)	263,309
Other non-current liabilities and minority interest	4,314	10,840	7,017	—	22,171

Total liabilities	272,286	174,941	112,823	(219,755)	340,295
Preferred stock	76,727	—	—	—	76,727
Stockholders’ equity (deficit)	(43,616)	48,597	29,991	(78,588)	(43,616)

Total liabilities and stockholders’ deficit	$305,397	$223,538	$142,814	$(298,343)	$373,406

	As of December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Assets:
Cash and cash equivalents	$97	$1,818	$803	$—	$2,718
Receivables, net	3,463	13,068	1,966	(3,606)	14,891
Other current assets	544	14,069	6,204	(39)	20,778

Total current assets	4,104	28,955	8,973	(3,645)	38,387
Property and equipment, net	—	59,512	27,326	(170)	86,668
Intangible assets, net	6,982	45,757	15,024	—	67,763
Goodwill	—	86,702	82,861	—	169,563
Investments and advances to subsidiaries	81,076	—	—	(81,076)	—
Intercompany receivable	(122)	5,046	(4,924)	—	—
Prepaid and other assets	211,175	5,006	369	(211,175)	5,375

Total assets	$303,215	$230,978	$129,629	$(296,066)	$367,756

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt and notes payable	$—	$—	$194	$—	$194
Current portion of other long-term liabilities	—	2,458	43	—	2,501
Accounts payable and accrued liabilities	8,458	32,202	14,218	(3,622)	51,256

Total current liabilities	8,458	34,660	14,455	(3,622)	53,951
Long-term debt, less current portion	251,883	132,351	79,641	(211,174)	252,701
Other non-current liabilities and minority interest	3,448	12,519	5,711	—	21,678

Total liabilities	263,789	179,530	99,807	(214,796)	328,330
Preferred stock	76,594	—	—	—	76,594
Stockholders’ equity (deficit)	(37,168)	51,448	29,822	(81,270)	(37,168)

Total liabilities and stockholders’ deficit	$303,215	$230,978	$129,629	$(296,066)	$367,756

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Net cash (used in) provided by operating activities	$(7,608)	$12,239	$9,388	$—	$14,019

Capital expenditures, net	—	(11,800)	(12,109)	—	(23,909)
Payments for exclusive license agreements and site acquisition costs	—	(306)	(511)	—	(817)
Additions to equipment to be leased to customers, net of principal payments received	—	—	(409)	—	(409)
Proceeds from sale of Winn-Dixie equity securities	—	3,950	—	—	3,950
Proceeds received out of escrow related to BASC acquisition	—	876	—	—	876

Net cash used in investing activities	—	(7,280)	(13,029)	—	(20,309)

Proceeds from issuance of long-term debt	24,500	9,000	5,526	(14,000)	25,026
Repayments of long-term debt	(17,000)	(14,000)	(60)	14,000	(17,060)
Issuance of long-term notes receivable	(14,000)	—	—	14,000	—
Payments received on long-term notes receivable	14,000	—	—	(14,000)	—
Repayment of bank overdraft facility, net	—	—	(2,597)	—	(2,597)
	46	(189)	189	—	46

Net cash provided by (used in) financing activities	7,546	(5,189)	3,058	—	5,415

Effect of exchange rate changes on cash	—	—	(7)	—	(7)

Net decrease in cash and cash equivalents	(62)	(230)	(590)	—	(882)
Cash and cash equivalents at beginning of period	97	1,818	803	—	2,718

Cash and cash equivalents at end of period	$35	$1,588	$213	$—	$1,836

	Six Months Ended June 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(in thousands)
Net cash (used in) provided by operating activities	$(5,100)	$13,666	$5,655	$—	$14,221

Capital expenditures, net	—	(6,009)	(3,437)	—	(9,446)
Payments for exclusive license agreements and site acquisition costs	—	(1,842)	(298)	—	(2,140)
Acquisitions, net of cash acquired	(1,026)	26	—	1,000	—

Net cash (used in) provided by investing activities	(1,026)	(7,825)	(3,735)	1,000	(11,586)

Proceeds from issuance of long-term debt	14,300	3,900	—	(3,900)	14.300
Repayments of long-term debt	(14,500)	(10,400)	—	10,400	(14,500)
Issuance of long-term notes receivable	(3,900)	—	—	3,900	—
Payments received on long-term notes receivable	10,400	—	—	(10,400)	—
Issuance of capital stock	—	—	1,000	(1,000)	—
Other financing activities	(167)	(31)	—	—	(198)

Net cash provided by (used in) financing activities	6,133	(6,531)	1,000	(1,000)	(398)
Effect of exchange rate changes on cash	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	7	(690)	2,920	—	2,237
Cash and cash equivalents at beginning of period	118	1,544	37	—	1,699

Cash and cash equivalents at end of period	$125	$854	$2,957	$—	$3,936

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
Overview
     As of June 30, 2007, we operated a network of approximately 25,475 ATMs operating in all 50 states and within the United Kingdom and Mexico. As a result of our acquisition of the financial services business of 7-Eleven in July 2007, the size of our network increased to approximately 31,000 ATMs. Our extensive ATM network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally known merchants pursuant to which we operate ATMs in their locations. We deploy ATMs under two distinct arrangements with our merchant partners: company-owned and merchant-owned.
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
     Typically, we deploy ATMs under company-owned arrangements for our national and regional merchant customers. Such customers include 7-Eleven, BP Amoco, Chevron, Costco, CVS/Pharmacy, Duane Reade, ExxonMobil, Hess Corporation, Sunoco, Target, Walgreens, and Winn-Dixie in the United States; Alfred Jones, McDonalds, Odeon Cinemas, Spar, The Noble Organisation, Tates, TM Retail, and Vue Cinemas in the United Kingdom; and Fragua and OXXO in Mexico. Because company-owned locations are controlled by us (i.e. we control the uptime of the machines), are usually located in major national chains, and are thus more likely candidates for additional sources of revenue such as bank branding, they generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of June 30, 2007, we operated approximately 13,350 ATMs under company-owned arrangements. As a result of the 7-Eleven ATM Transaction, we now operate approximately 18,850 ATMs under company-owned arrangements.
     Merchant-owned. Under a merchant-owned arrangement, the merchant owns the ATM and is responsible for its maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with our smaller, independent merchant customers. In situations where a merchant purchases an ATM from us, the merchant normally retains responsibility for providing cash for the ATM and all maintenance as well as the responsibility for cash loading, supplies, telecommunication, and electrical services. Under these arrangements, we provide all transaction processing services (e.g., monitoring, maintenance requiring a technician, etc.). Because the merchant bears more of the costs associated with operating ATMs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a company-

owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and (or) second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of June 30, 2007, we operated approximately 12,125 ATMs under merchant-owned arrangements.
     In the future, we expect the percentage of our company-owned and merchant-owned arrangements to continue to fluctuate in response to the mix of ATMs we add through internal growth and acquisitions. All 5,500 ATM and Vcom units acquired in the 7-Eleven ATM Transaction are operated under a company-owned arrangement. While we may continue to add merchant-owned ATMs to our network as a result of acquisitions and internal sales efforts, our focus for internal growth will remain on expanding the number of company-owned ATMs in our network due to the higher margins typically earned and the additional revenue opportunities available to us under company-owned arrangements.
     In-house transaction processing. During the fourth quarter of 2006, we undertook an initiative that will allow us to ultimately control the processing of transactions conducted on our network of ATMs. We expect that this move will provide us with the ability to control the content of the information appearing on the screens of our ATMs, which should in turn serve to increase the types of products and services that we will be able to offer to financial institutions. For example, with the ability to control screen flow, we expect to be able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, we expect that this move will provide us with future operational cost savings in terms of lower overall processing costs. As discussed above, our in-house transaction processing efforts are focused on controlling the flow and content of information on the ATM screen; however, we will continue to rely on third party service providers to handle the back-end connections to the EFT networks and various fund settlement and reconciliation processes for our company-owned accounts. As of August 14, 2007, we had converted in excess of 6,400 ATMs over to our in-house transaction processing switch.
Recent Events
     7-Eleven ATM Transaction. On July 20, 2007, the Company acquired the financial services business of 7-Eleven for approximately $138.0 million in cash. Such amount included a $2.0 million payment for estimated acquired working capital, which is subject to further adjustment based on the actual working capital balance outstanding as of the acquisition date, and approximately $1.0 million in other related closing costs. The acquisition included approximately 5,500 ATMs located in 7-Eleven stores throughout the United States, of which approximately 2,000 are advanced-functionality financial self-service kiosks branded as “Vcom®” terminals that are capable of providing more sophisticated financial services, such as check-cashing, money-transfer, and bill payment services (collectively, the “Vcom Services”). In connection with the 7-Eleven ATM Transaction, we entered into a placement agreement that will provide us, subject to certain conditions, a ten-year exclusive right to operate all ATMs and Vcom units in 7-Eleven locations throughout the United States, including any new stores opened or acquired by 7-Eleven.
     Because of the significance of this acquisition, our future operating results will not be comparable to our historical results. In particular, we expect a number of our revenue and expense line items to increase substantially as a result of this acquisition. While we expect our revenues and gross profits to increase substantially as a result of the 7-Eleven ATM Transaction, such amounts will initially be substantially offset by higher operating expense amounts, including higher selling, general, and administrative expenses associated with running the combined operations. Additionally, depreciation, amortization, and accretion expense amounts will increase significantly as a result of the tangible and intangible assets recorded as part of the acquisition. Furthermore, because we financed the acquisition through the issuance of additional senior subordinated notes and borrowings under our amended revolving credit facility, our interest expense, including the amortization of the related deferred financing costs, will increase significantly.
     Historically, the Vcom Services have generated operating losses (excluding upfront placement fees, which may not recur in the future). We estimate that such losses totaled approximately $6.6 million and $4.5 million for the year ended December 31, 2006 and the six months ended June 30, 2007, respectively. Despite these losses, we plan to continue to operate the Vcom units and restructure the Vcom Services to improve the underlying financial results of that portion of the acquired business. By continuing to provide the Vcom Services for a period of 12-18 months following the acquisition, we currently expect that we may incur up to $10.0 million in operating losses, including potential contract termination costs. However, in the event we are unsuccessful in our efforts and our cumulative losses (including termination costs) reach $10.0 million, our current intent is to terminate the Vcom Services and utilize the existing Vcom machines to provide traditional ATM services. If we terminate the Vcom Services, we believe that the financial results of the acquired 7-Eleven operations would improve considerably. However, until the Vcom Services are successfully restructured or terminated, they are expected to have a continuing negative impact on our ongoing domestic operating results and related margins.
     Merchant-owned account attrition. In general, we have experienced nominal turnover among our customers with whom we enter into company-owned arrangements and have been very successful in negotiating contract renewals with such customers. Conversely, we have historically experienced a higher turnover rate among our smaller merchant-owned customers, with our domestic merchant-owned account base declining by approximately 1,500 machines from June 30, 2006 to June 30, 2007. While part of this attrition was due to an internal initiative launched by us in 2006 to aggressively identify, restructure or eliminate certain underperforming merchant-owned accounts, an additional driver of this attrition was local and regional independent ATM service organizations that are targeting our smaller merchant-owned accounts upon the termination of the merchants’ contracts with us, or upon a change in the merchants’ ownership, which can be a common occurrence. Accordingly, we launched an internal initiative to identify and retain those merchant-owned accounts where we believe it made economic sense to do so. Our retention efforts to date have been successful, as we have seen a decline in the attrition rates in the first half of the year compared to the second half of 2006. Specifically, our attrition rate during the six months ended June 30, 2007 was approximately 325 ATMs compared to over 1,175 ATMs during the second half of 2006. However, we still cannot predict whether such efforts will continue to be successful in reducing the aforementioned attrition rate. Furthermore, because of our efforts to eliminate certain underperforming accounts, we may continue to experience the aforementioned downward trend in our merchant-owned account base for the foreseeable future. Finally, because the EFT networks have required that all ATMs be Triple-DES compliant by the end of 2007, it is likely that we will lose some additional merchant-owned accounts during the remainder of this year as some merchants with low transacting ATMs may decide to dispose of their ATMs rather than incur the costs to upgrade or replace their existing machines.
     Asset impairments. During the six months ended June 30, 2007, we recorded an impairment charge related to a previously acquired merchant contract. Such charge, which included a $0.1 million impairment of the remaining unamortized intangible asset balance and a $0.2 million impairment of the related fixed assets, was a result of the anticipated non-renewal of such contract. In addition, we are continuing to monitor the ATM operating agreement with a significant merchant customer where the future cash flows associated with that merchant contract may be insufficient to support the related unamortized intangible and tangible asset values. We are currently in discussions with the merchant customer regarding additional services that the existing ATM operating agreement contemplates and that we initially anticipated when we acquired the contract, which would, in turn, increase the estimated future cash flows associated with that relationship/contract. In the event such discussions do not result in increased cash flows from this contract, we may be required to record future impairment charges related to the intangible and tangible assets associated with such contract. Such charges, if they were to occur, could be significant and would negatively impact our future operating results.
     Valuation allowance. During the three months ended June 30, 2007, we recorded a $0.9 million valuation allowance to reserve for the estimated net deferred tax asset balance associated with our domestic operations. Additionally, during the three months ended June 30, 2007, we changed our estimated domestic effective federal and state income tax rates for the remainder of 2007, resulting in the reversal of approximately $1.0 million in domestic income tax benefits previously recognized during the immediately preceding quarter. Such adjustments were based, in part, on the expectation of increased pre-tax book losses through the remainder of 2007, primarily as a result of the additional interest expense associated with the 7-Eleven ATM Transaction, coupled with the anticipated losses associated with the acquired Vcom operations.

Results of Operations
     The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenues for the periods indicated:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
ATM operating revenues	95.8%	95.9%	96.0%	96.0%
ATM product sales and other revenues	4.2	4.1	4.0	4.0

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues	72.9	71.5	73.2	72.3
Cost of ATM product sales and other revenues	4.3	3.4	4.0	3.5

Total cost of revenues	77.2	74.9	77.2	75.8

Gross profit	22.8	25.1	22.8	24.2
Operating expenses:
Selling, general, and administrative expenses	9.0	6.9	8.8	7.0
Depreciation and accretion expense	6.7	6.3	7.6	6.2
Amortization expense	3.0	3.2	3.2	5.2

Total operating expenses	18.7	16.4	19.6	18.4

Income from operations	4.1	8.7	3.2	5.8
Other expense (income):
Interest expense, net	8.3	8.2	8.3	8.8
Minority interest in subsidiary	—	(0.1)	(0.1)	—
Other	0.6	(1.1)	0.3	(0.5)

Total other expense	8.9	7.0	8.5	8.3

(Loss) income before income taxes	(4.8)	1.7	(5.3)	(2.5)
Income tax provision (benefit)	2.5	0.7	0.6	(0.8)

Net (loss) income	(7.3)%	1.0%	(5.9)%	(1.7)%

Key Operating Metrics
     The following table sets forth information regarding key measures we rely on to gauge our operating performance, including total withdrawal transactions, withdrawal transactions per ATM, and gross profit and gross profit margin per withdrawal transaction for the periods indicated:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average number of transacting ATMs	25,484	25,756	25,348	25,983
Total transactions (in thousands)	48,726	42,955	93,176	83,782
Monthly total transactions per ATM	637	556	613	537
Total withdrawal transactions (in thousands)	33,044	31,519	64,224	61,493
Monthly withdrawal transactions per ATM	432	408	422	394

Per withdrawal transaction:
Total transaction revenues	$2.24	$2.23	$2.27	$2.22
Cost of transaction revenues	1.71	1.66	1.73	1.67

Transaction gross profit(1)	$0.53	$0.57	$0.54	$0.55

Transaction gross profit margin	23.7%	25.6%	23.8%	24.8%

(1)	Transaction gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs. The revenue and expenses from ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
ATM operating revenues	$73,964	$70,246	5.3%	$145,620	$136,655	6.6%
ATM product sales and other revenues	3,275	3,008	8.9%	6,137	5,740	6.9%

Total revenues	$77,239	$73,254	5.4%	$151,757	$142,395	6.6%

     ATM operating revenues. For the three month period ended June 30, 2007, the increase in ATM operating revenues was primarily attributable to our United Kingdom operations. Surcharge and interchange revenues from this segment increased over $5.9 million, or 62.9%, from the same period in 2006, primarily as a result of additional ATM deployments and a 27.3% increase in the average number of withdrawal transactions per ATM. Also contributing to the increase were favorable foreign currency exchange rates during the period, which contributed to approximately 21.0% of the increase in ATM operating revenues from our United Kingdom segment over the same period in 2006. Our Mexico operations also contributed to the increase in ATM operating revenues, as the surcharge and interchange amounts earned were approximately $0.7 million higher in 2007 compared to the same period in 2006. Such increase was the result of the additional ATM deployments in 2006 and 2007. We expect that the ATM operating revenues generated by our international operations will continue to increase in the future, as we deploy additional ATMs in the United Kingdom and Mexico. Additionally, we anticipate that our future ATM operating revenues will increase as a result of the transaction ramping associated with our recently-deployed international ATMs, which typically take up to six months to reach consistent monthly transaction levels.
     The increases in revenues from our international operations were partially offset by lower revenues from our domestic operations, which experienced a year-over-year decline in surcharge, interchange, and other transaction-based revenues as a result of the decrease in the number of transacting merchant-owned ATMs under contract by 1,500 ATMs from June 30, 2006 to June 30, 2007. For the three months ended June 30, 2007, ATM operating revenues from our merchant-owned ATM base declined by roughly $3.0 million, or 10.8%, compared to the same period in the prior year. In the future, we expect that revenues from the additional opportunities afforded to us as a result of the increase in our company-owned machine count, which include bank and networking branding arrangements, will substantially offset the decline in revenues resulting from the decreased number of merchant-owned machines.
     For the six months ended June 30, 2007, the increase in ATM operating revenues was attributable to our international operations, as surcharge and interchange revenues from our United Kingdom operations increased $10.7 million, or 61.1%, primarily due to the additional ATM deployments and a 29.0% increase in the average number of withdrawal transactions per ATM. Foreign currency exchange rates also favorably impacted the year-to-date revenues, contributing approximately 24.0% of the increase in ATM operating revenues from our United Kingdom operations. Our Mexico operations further contributed to the increase in ATM operating revenues, generating $1.1 million in additional revenues in 2007 compared to the same period in 2006. As noted above, we expect that the ATM operating revenues generated by our international operations will continue to increase in the future, driven both by additional ATM deployments and by recently-deployed ATMs reaching consistent monthly transaction levels.
     As was the case during the three months ended June 30, 2007, ATM operating revenues from our domestic operations for the six months ended June 30, 2007 declined as a result of the decrease in the number of transacting merchant-owned ATMs within the United States. For the six months ended June 30, 2007, ATM operating revenues from our merchant-owned base declined roughly $6.0 million, or 10.9%, compared to the same period in prior year. As noted above, we expect that revenues from the additional opportunities afforded to us as a result of our increased company-owned machine count, which include bank and networking branding arrangements, will substantially offset the decline in revenues resulting from the decreased number of merchant-owned machines.
     ATM product sales and other revenues. ATM product sales and other revenues for the three and six month periods ended June 30, 2007, increased approximately 8.9% and 6.9% when compared to the same period in 2006. Such increases were primarily due to higher year-over-year value-added reseller (“VAR”) program sales, the majority of which were associated with our domestic operations.

Cost of Revenues and Gross Margins

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Cost of ATM operating revenues	$56,344	$52,406	7.5%	$111,080	$102,945	7.9%
Cost of ATM product sales and other revenues	3,288	2,478	32.7%	6,085	5,037	20.8%

Total cost of revenues	$59,632	$54,884	8.7%	$117,165	$107,982	8.5%

ATM operating revenues gross margin	23.8%	25.4%		23.7%	24.7%
ATM product sales and other revenues gross margin	(0.4)%	17.6%		0.8%	12.2%
Total gross margin	22.8%	25.1%		22.8%	24.2%
     Cost of ATM operating revenues. For the three month period ended June 30, 2007, the increase in the cost of ATM operating revenues was primarily driven by our United Kingdom operations, which experienced a $5.0 million, or 81.7%, increase in such costs from prior year levels. This increase was due to higher merchant payments and increased vault cash, processing, armored carrier, and communication costs, which resulted from the increased number of ATMs operating in the United Kingdom during 2007 compared to the same period in 2006. The costs listed above are generally fixed in nature, meaning that an increase in transaction volumes typically leads to an increase in the profitability of the ATMs. As a result, while we anticipate that the cost of ATM operating revenues associated with our United Kingdom operations will continue to increase in the future as additional ATMs are deployed, we anticipate that such costs, as a percentage of revenues, will decrease as the number of transactions conducted on those ATMs rises. Additionally, the cost of ATM operating revenues from our United Kingdom operations increased as a result of foreign currency exchange rates during 2007, which contributed approximately 18.0% of the overall increase in this segment’s cost of ATM operating revenues. Additionally, the current year cost of ATM operating revenues amount in the United Kingdom was negatively impacted by approximately $0.4 million related to certain fraudulent credit card withdrawal transactions conducted on a number of our ATMs in that market. We incurred these losses as a result of the delay in certification associated with a change in our sponsoring bank. Because we are generally not liable for fraud associated with ATM transactions, we do not anticipate similar losses in future periods.
     Our Mexico operations also contributed to the increase in the cost of ATM operating revenues, as such costs increased $0.6 million due to higher processing, vault cash, and maintenance costs as a result of additional ATM deployments. As with our United Kingdom operations, we anticipate that costs of ATM operating revenues associated with our Mexico operations will continue to increase in the future as additional ATMs are deployed; however, we anticipate that such costs, as a percentage of revenues, will decrease in the future as the number of transactions conducted on the ATMs rises.
     For the three months ended June 30, 2007, the costs of ATM operating revenues from our domestic operations declined $1.7 million, or 3.7%, for the three months ended June 30, 2007 when compared to the same period in 2006. This decline was primarily the result of lower merchant fees, which decreased $3.6 million, or 13.6%, when compared to the same period in 2006 due to the year-over-year decline in the number of domestic merchant-owned ATMs and domestic surcharge revenues. Partially offsetting the decrease in domestic merchant commissions were (i) higher domestic vault cash costs, which increased $1.1 million, or 25.7%, compared to the same period in 2006 as a result of higher average per-transaction cash withdrawal amounts, which results in an increase in the level of vault cash balances necessary to support such transactions, and higher overall vault cash balances in our bank branded ATMs; and (ii) $0.7 million in incremental costs associated with our efforts to convert our ATMs over to our in-house transaction processing switch.
     For the six months ended June 30, 2007, the increase in the cost of ATM operating revenues was also primarily due to our international operations, with our United Kingdom and Mexico operations’ costs increasing $8.6 million and $1.0 million, respectively, over the six months ended June 30, 2006. As noted above, the increase from our United Kingdom operations were due to the deployment of additional ATMs during the past year, higher per ATM withdrawal transactions, the fraudulent credit card withdrawal transaction losses, and, to a lesser extent, increases in the foreign currency exchange rates during 2007, which contributed approximately 22.0% of the total increase in the United Kingdom’s cost of ATM operating revenues. As the majority of the cost increases associated with our United Kingdom and Mexico operations represent incremental fixed costs resulting from additional ATM deployments, we anticipate that the cost of ATM operating revenues as a percentage of ATM operating revenues will decrease in the future as the number of transactions conducted on the ATMs rises.
     The increase in the cost of ATM operating revenues associated with our international operations for the six months ended June 30, 2007, was partially offset by a $1.4 million, or 1.6%, decrease in ATM operating expenses associated with our domestic operations during the same period. This decrease was primarily the result of declines in merchant commissions due to decreases in the number of domestic merchant-owned ATMs and domestic surcharge revenues, which were partially offset by the increased vault cash costs and incremental in-house processing development costs.

     ATM operating revenues gross margin. For the three and six months periods ended June 30, 2007, gross margin percentages related to our ATM operating activities decreased 6.3% and 4.0%, respectively, compared to the same periods in 2006. Such declines were primarily the result of $0.7 million and $1.2 million, respectively, in costs associated with the on-going conversion of our domestic ATMs to our in-house transaction processing switch. We anticipate that our gross margin will continue to be negatively impacted by such costs throughout the remainder of 2007 and the first quarter of 2008 as we convert the remainder of our company-owned and merchant-owned ATMs over to our processing platform. Additionally, our margins were further impacted by approximately $0.2 million and $0.4 million, respectively, in inventory adjustments related to our Triple-DES upgrade efforts during the three and six month periods ended June 30, 2007. While we may have additional adjustments throughout the remainder of 2007 as we complete our Triple-DES upgrade efforts, we do not anticipate similar adjustments in 2008. Finally, our gross margins for the three and six month periods ended June 30, 2007, were negatively impacted by the $0.4 million in costs related to the fraudulent credit card withdrawal transactions conducted on a number of our ATMs in the United Kingdom. As noted above, we do not expect such losses to have a continuing material impact on our future results of operations.
     Cost of ATM product sales and other revenues. The cost of ATM product sales and other revenues for the three and six month periods ended June 30, 2007, increased by approximately 32.7% and 20.8%, respectively, when compared to the same periods in 2006. Such increases were primarily due to higher year-over-year costs associated with equipment sold under our VAR program with NCR. For the six months ended June 30, 2007, such increases were partially offset by lower costs associated with ATM sales that resulted from a decline in equipment sales to independent merchants.
     ATM product sales and other revenues gross margin. Our ATM product sales and other revenues gross margins were lower for the three and six month periods ended June 30, 2007, when compared to the same periods in 2006 primarily as a result of our Triple-DES upgrade efforts. As all ATMs operating on the EFT networks are required to be Triple-DES compliant by the end of 2007, we have seen an increase in the number of sales of Triple-DES compliant ATMs and service calls associated with the Triple-DES upgrade process. However, in certain circumstances, we have sold such machines or performed the related upgrade work at little or, in some cases, negative margins in exchange for a long-term renewal of the underlying ATM operating agreements. As a result, gross margins associated with our ATM product sales and other activities have been negatively impacted during the current year. As all ATMs are required to be Triple-DES compliant by the end of this year, we anticipate that such margins will improve subsequent to that date.
Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Selling, general, and administrative expenses	$6,702	$4,822	39.0%	$12,940	$9,538	35.7%
Stock-based compensation	218	238	(8.4)%	424	360	17.8%

Total selling, general, and administrative expenses	$6,920	$5,060	36.8%	$13,364	$9,898	35.0%

Percentage of revenues:
Selling, general, and administrative expenses	8.7%	6.6%		8.5%	6.7%
Stock-based compensation	0.3	0.3		0.3	0.3

Total selling, general, and administrative expenses	9.0%	6.9%		8.8%	7.0%

     Selling, general, and administrative expenses. For the three month period ended June 30, 2007, our selling, general, and administrative expenses (“SG&A”), excluding stock-based compensation, increased by $1.9 million when compared to the same period in 2006. Such increase was primarily attributable to our domestic operations, which experienced an increase of $1.4 million, or 34.4%, in costs during 2007. Such increase was primarily due to $0.7 million of higher employee-related costs incurred to support our growth initiatives, primarily on the sales and marketing side of our business. Additionally, our domestic operations incurred higher professional fees during the three month period ended June 30, 2007 due to $0.3 million of costs incurred related to our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) compliance efforts and $0.5 million in higher legal costs associated with the settlement of two previously outstanding litigation items – the National Federation of the Blind (“NFB”) class action lawsuit against us and our claim against CGI, one of our distributors. Finally, our United Kingdom operations had slightly higher SG&A expenses for the three months ended June 30, 2007, primarily due to additional employee-related costs as a result of the hiring of additional personnel to support the growth of that segment’s operations and changes in foreign currency exchange rates, which contributed to roughly 26.0% of our United Kingdom segment’s total SG&A increase over the same period in the prior year.
     For the six month period ended June 30, 2007, SG&A expenses, excluding stock-based compensation, increased $3.4 million, primarily due to costs associated with our operations in the United States, which experienced an increase of $2.5 million, or 31.8%, in costs during 2007 when compared to the same period in 2006. Such an increase was primarily attributable to a $1.0 million increase in employee-related costs, $0.5 million of additional professional fees associated with our Sarbanes-Oxley compliance efforts, and $0.7 million in increased legal costs associated with our NFB and CGI litigation settlements. Additionally, our United Kingdom and Mexico operations had slightly higher SG&A expenses for the six months ended June 30, 2007, primarily due to additional employee-related costs and, in the case of our United Kingdom operations, changes in foreign currency exchange rates.
     While our SG&A costs are expected to continue to increase on an absolute basis as a result of our future growth initiatives and the impact of the 7-Eleven ATM Transaction, we expect that such costs will begin to decrease as a percentage of our total revenues throughout the remainder of 2007 and beyond.
Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Depreciation expense	$4,937	$4,366	13.1%	$11,110	$8,305	33.8%
Accretion expense	245	275	(10.9)%	470	553	(15.0)%

Depreciation and accretion expense	$5,182	$4,641	11.7%	$11,580	$8,858	30.7%

Percentage of revenues
Depreciation expense	6.4%	6.0%		7.3%	5.8%
Accretion expense	0.3	0.3		0.3	0.4

Total depreciation and accretion	6.7%	6.3%		7.6%	6.2%

     Depreciation expense. For the three and six month periods ended June 30, 2007, depreciation expense increased by 13.1% and 33.8%, respectively, when compared to the same periods in 2006. The increase for the three months ended June 30 was primarily driven by a $0.6 million, or 56.3%, increase in depreciation expense associated with our United Kingdom operations, which was primarily attributable to the deployment of additional ATMs under company-owned arrangements. For the six months ended June 30, 2007, depreciation associated with our United Kingdom operations increased $1.0 million as a result of the additional ATM deployments. Also contributing to the year-to-date increase were our domestic operations, which experienced a $1.8 million increase in depreciation primarily attributable to accelerated depreciation expense amounts recorded during the first quarter of 2007 related to certain ATMs that are to be deinstalled early as a result of contract terminations and our Triple-DES security compliance efforts.
     Accretion expense. We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that we estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. The decrease in accretion expense for the three and six month periods ended June 30, 2007 was the result of the increased expense levels in the first and second quarters of 2006 to true-up our estimated obligations.
     In the future, we expect that our depreciation and accretion expense will grow in proportion to the increase in the number of ATMs we own and deploy throughout our company-owned portfolio. To that end, our depreciation and accretion expense amount is expected to increase substantially as a result of the recently completed 7-Eleven ATM Transaction.
Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Amortization expense	$2,372	$2,331	1.8%	$4,858	$7,347	(33.9)%
Percentage of revenues	3.0%	3.2%		3.2%	5.2%
     For the six month period ended June 30, 2007, amortization expense, which is primarily comprised of amortization of intangible merchant contracts and relationships associated with our past acquisitions, decreased by 33.9% when compared to the same period in 2006. The higher amortization expense reflected during the six month period ended June 30, 2006, was the result of a $2.8 million impairment charge recorded during the first quarter of 2006 related to the BAS Communications, Inc. ATM portfolio. This impairment was attributable to the anticipated reduction in future cash flows resulting from a higher than planned attrition rate associated with this acquired portfolio. During the three month period ended June 30, 2007, we recorded a $0.1 million impairment related to a smaller acquired portfolio based on the expected non-renewal of a particular contract within such portfolio. Excluding the impairments taken in 2007 and 2006, amortization expense for the six month period ended June 30, 2007 was slightly higher than the same period in 2006 as a result of increased amortization expense associated with our United Kingdom operations related to additional contract-based intangible assets, which are being amortized over the lives of the underlying contracts.
     We expect that our future amortization expense amounts will be substantially higher than those historically reflected due to the incremental amortization expense associated with the acquired intangible assets related to the 7-Eleven ATM Transaction.
Interest Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Interest expense, net	$6,000	$5,657	6.1%	$11,892	$11,322	5.0%
Amortization and write-off of financing costs and bond discount	360	337	6.8%	716	1,214	(41.0)%

Total interest expense, net	$6,360	$5,994	6.1%	$12,608	$12,536	0.6%

Percentage of revenues	8.3%	8.2%		8.3%	8.8%
     Interest expense, net. For the three and six month periods ended June 30, 2007, interest expense, excluding the amortization and write-off of financing costs and bond discount, increased by 6.1% and 5.0%, respectively, when compared to the same periods in 2006. These increases were due to higher average outstanding balances under our revolving credit facility during 2007 when compared to the same periods in 2006. Such incremental borrowings were utilized to fund certain working capital needs. Also contributing to the year-over-year increases in interest expense was the overall increase in the level of floating interest rates paid under our revolving credit facility.
     In May 2007, we amended our revolving credit facility to, among other things, provide for a reduced spread on the interest rate charged on amounts outstanding under the facility and to increase the amount of capital expenditures that we can incur on an annual basis. Although the interest spread modification will serve to reduce slightly the amount of interest charged on amounts outstanding under the facility, we expect that our overall interest expense amounts will increase substantially throughout the remainder of the year. Such increase is expected due to (i) the issuance of $100.0 million in senior subordinated notes due 2013 – Series B in July 2007 to partially finance the 7-Eleven ATM Transaction, which will result in an additional $9.3 million in interest expense on an annual basis, excluding the amortization of the related discount and deferred financing costs; (ii) an additional $43.0 million in borrowings made under our revolving credit facility in July 2007 to finance the remaining portion of the 7-Eleven ATM Transaction; and (iii) additional borrowings expected to be made under our revolving credit facility to help fund our anticipated capital expenditure needs during the remainder of the year. For additional information on our financing facilities and anticipated capital expenditure needs, see the Liquidity and Capital Resources section below.
     Amortization and write-off of financing costs and bond discount. For the six month period ended June 30, 2007, expenses related to the amortization and write-off of financing costs and bond discount decreased 41.0% compared to the same period in 2006 due to the write-off of approximately $0.5 million of deferred financing costs in the first quarter of last year as a result of an amendment made to our bank credit facility in February 2006. No deferred financing costs were written off in 2007.
Other Expense (Income)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Minority interest	$—	$(49)	(100.0)%	$(112)	$(57)	96.5%
Other expense (income)	478	(854)	(156.0)%	359	(657)	(154.6)%

Total other expense (income)	$478	$(903)	(152.9)%	$247	$(714)	(134.6)%

Percentage of revenues	0.6%	(1.2)%		0.2%	(0.5)%
     For the three and six month periods ended June 30, 2007, total other expense consisted primarily of $0.5 million and $1.0 million, respectively, in losses on the disposal of fixed assets during 2007. Such losses were incurred in conjunction with the sale of used ATMs during the period as a result of our Triple-DES upgrade efforts. For the six months ended June 30, 2007, such losses were partially offset by $0.6 million in gains on the sale of equity securities awarded to us pursuant to the bankruptcy plan of reorganization of Winn-Dixie Stores, Inc., one of our merchant customers. Total other income for the three and six months ended June 30, 2006 consists primarily of $1.1 million in contract termination payments received from one of our merchant customers in May 2006 related to a portion of the installed ATM base that was deinstalled prior to the scheduled contract termination date. This payment was partially offset by losses related to the disposal of used ATMs during 2006.

Income Tax Provision (Benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Income tax provision (benefit)	$1,910	$478	299.6%	$937	$(1,157)	181.0%
Effective tax rate	(51.6)%	38.3%		(11.6)%	32.9%
     As indicated in the table above, our income tax provision increased by $1.4 million and $2.1 million for the three and six month periods ended June 30, 2007, respectively, when compared to the same periods in 2006. The quarterly and year-to-date increases were primarily driven by a change in our estimated domestic effective federal and state income tax rates for the remainder of 2007, resulting in the reversal of approximately $1.0 million in domestic income tax benefits previously recognized during the immediately preceding quarter. Additionally, the current quarter provision amount reflects the establishment of a $0.9 million valuation allowance. Such valuation allowance, which represents the estimated net deferred tax asset balance associated with our domestic operations, was established due to uncertainties surrounding our ability to utilize the related tax benefits in future periods. Such decision was based, in part, on our forecasted domestic pre-tax book and tax loss figures through the remainder of 2007 from existing operations and as a result of the additional interest expense associated with the 7-Eleven ATM Transaction and the anticipated losses associated with the acquired Vcom operations. Pursuant to existing accounting literature, three or more consecutive years of pre-tax book losses typically requires the establishment of a valuation allowance. Accordingly, given the estimated increase in pre-tax book losses resulting from the 7-Eleven ATM Transaction, we determined that such valuation allowance was warranted. Furthermore, we do not expect to record any additional domestic federal or state income tax benefits in our financial statements until it is more likely than not that such benefits will be utilized. Accordingly, as long as we continue to generate pre-tax book losses from our domestic operations, our future effective tax rates are expected to be lower than the statutory rate, on average, than in historical periods.
Liquidity and Capital Resources
Overview
     As of June 30, 2007, we had approximately $1.8 million in cash and cash equivalents on hand and approximately $263.7 million in outstanding long-term debt and notes payable. However, as of the date of this filing, our outstanding long-term debt and notes payable balance totaled approximately $405.6 million, representing the additional senior subordinated notes issued and borrowings made under our amended revolving credit facility in July 2007 to help fund the 7-Eleven ATM Transaction.
     We have historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, private placements of equity securities, and the sale of bonds. We have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth as well as to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we typically collect our cash on a daily basis and are not required to pay our merchants and vendors until 20 and 30 days, respectively, after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a very small cash balance on our books.
Operating Activities
     Net cash provided by operating activities totaled $14.0 million for the six months ended June 30, 2007, compared to $14.2 million during the same period in 2006. The year-over-year decrease was primarily attributable to additional costs incurred during the first six months of 2007 as a result of our in-house processing conversion efforts and our decision to invest in certain sales and marketing efforts.
Investing Activities
     Net cash used in investing activities totaled $20.3 million for the six months ended June 30, 2007, compared to $11.6 million for the same period in 2006. The year-over-year increase was driven by incremental ATM purchases, primarily in our United Kingdom and Mexico segments, offset slightly by lower exclusive license payments and site acquisition costs and the receipt of $4.0 million in proceeds from the sale of our Winn-Dixie equity securities during 2007. Additionally, although not reflected in our 2007 statement of cash flows, we received the benefit of the disbursement of approximately $2.5 million of funds under two financing facilities entered into by our majority-owned Mexican subsidiary, Cardtronics Mexico, for the purchase of ATMs. Such funds are not reflected in our condensed consolidated statement of cash flows as they were not remitted by Cardtronics Mexico but rather were remitted directly to our vendors by the finance company.

     We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects as opposed to acquisitions, including the purchasing of ATMs for existing as well as new ATM management agreements. However, we will continue to pursue selected acquisition opportunities that complement our existing ATM network, some of which could be material, such as the recently executed 7-Eleven ATM Transaction. We currently expect that our capital expenditures for the remainder of 2007 will total approximately $35.0 million, the majority of which will be utilized to purchase additional ATMs for our company-owned accounts and to upgrade our existing ATMs to comply with current security encryption and audio guidelines. Such amount also includes the expected impact on our capital expenditure program from the recently acquired 7-Eleven operations. We expect such expenditures to be funded with cash generated from our operations, supplemented by borrowings under our revolving credit facility. To that end, and as previously noted, we amended our revolving credit facility in May 2007 to, among other things, increase the amount of capital expenditures that we can incur on a rolling 12-month basis from $50.0 million to $60.0 million. We further amended such facility in July 2007 in connection with the 7-Eleven ATM Transaction to increase the annual capital expenditure limits from $60.0 million to $75.0 million. These modifications should provide us with the ability to incur the level of capital expenditures that we currently deem necessary to support our ongoing operations and future growth initiatives.
Financing Activities
     Net cash provided by financing activities totaled $5.4 million for the six months ended June 30, 2007, compared to net cash used by financing activities of $0.4 million during the same period in 2006. The higher amount in 2007 was primarily due to incremental borrowings under our revolving credit facility to fund the aforementioned increase in capital expenditures. Additionally, although not reflected in our 2007 statement of cash flows, we received the benefit of the aforementioned disbursement of approximately $2.5 million of funds under two financing facilities entered into by our majority-owned Mexican subsidiary, Cardtronics Mexico. The $2.5 million is not reflected in our condensed consolidated statement of cash flows as the funds were not received by Cardtronics Mexico but rather were remitted directly to our vendors by the finance company. The remittance of such funds served to purchase ATMs.
Financing Facilities
     As of June 30, 2007, we had approximately $263.7 million in outstanding long-term debt and notes payable, which was comprised of (i) approximately $198.9 million (net of discount of $1.1 million) of senior subordinated notes due August 2013, (ii) approximately $60.6 million in borrowings under our existing revolving and swing line credit facilities, and (iii) approximately $4.2 million in notes payable. As of the date of this filing, we had approximately $405.6 million in outstanding long-term debt and notes payable, which was comprised of (i) approximately $295.9 million (net of discounts totaling $4.1 million) of senior subordinated notes and senior subordinated notes – Series B, both of which are due August 2013, (ii) approximately $105.6 million in borrowings under our existing revolving credit facility, and (iii) approximately $4.1 million in notes payable. Interest payments associated with the $300.0 million principal amount of our senior subordinated notes total $27.8 million on an annual basis and are due in semi-annual installments of $13.9 million in February and August of each year. Amounts outstanding under the revolving credit facility are not due until the facility’s maturity date, which was extended to May 2012 as part of the amendment completed in July 2007. Interest payments associated with such borrowings range from being due monthly to being due on a quarterly basis, depending on the types of borrowings made under the facility.
     Included in the outstanding notes payable balance above is approximately $44.2 million pesos ($4.1 million U.S.) outstanding under three separate five-year equipment financing agreements utilized by Cardtronics Mexico. Borrowings under such agreements, which were entered into in 2006 and 2007, bear interest at an average fixed rate of 11.03% and are to be utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the loan agreement, Cardtronics, Inc. has issued a guaranty for 51.0% (its ownership percentage in Cardtronics Mexico) of the obligations under the loan agreement. As of June 30, 2007, the total amount of the guaranty was $22.5 million pesos ($2.1 million U.S.).
     In addition to the above domestic revolving credit facility, Bank Machine has a £2.0 million unsecured overdraft facility that expires in July 2008. Such facility, which bears interest at 1.75% over the bank’s base rate (currently 5.75%), is utilized for general corporate purposes for the Company’s United Kingdom operations. As of June 30, 2007 approximately £0.6 million of this overdraft facility had been utilized to help fund certain working capital commitments and to post a £275,000 bond. Amounts outstanding under the overdraft facility (other than those amounts utilized for posting bonds) have been reflected in accounts payable in the accompanying condensed consolidated balance sheets, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts.
     We believe that our cash on hand and availability under our current credit facility will be sufficient to meet our working capital requirements and contractual commitments for at least the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. However, although we believe that we have sufficient flexibility under our current revolving credit facility to pursue and finance our expansion plans, such facility does contain certain covenants, including a covenant that limits the ratio of outstanding senior debt to EBITDA (as defined in the facility), that could preclude us from drawing down the full amount currently available for borrowing under such facility. Accordingly, if we expand faster than planned, need to respond to competitive pressures, or acquire additional ATM networks, we may be required to seek additional sources of financing. Such sources may come through the sale of equity or debt securities. We can provide no assurance that we will be able to raise additional funds on terms favorable to us or at all. If future financing sources are not available or are not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities, or remaining competitive in our industry.
New Accounting Standards
     Accounting for Uncertainty in Income Taxes. During the first quarter of 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We applied the provisions of FIN 48 to all tax positions upon its initial adoption effective January 1, 2007, and determined that no cumulative effect adjustment was required as of such date. As of June 30, 2007, we had a $0.2 million reserve for uncertain tax positions recorded pursuant to FIN 48.
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
     Registration Payment Arrangements. In December 2006, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. Specifically, FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The guidance contained in this standard amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as well as FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this standard. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this standard, the guidance in the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact that the implementation of FSP EITF 00-19-2 may have on our financial statements as it relates to our issuance of $100.0 million of Series B Notes in July 2007, as we have agreed to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of its debt securities registered under the Securities Act and to use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure About Market Risk
Interest Rate Risk
     Our interest expense and our cash rental (“vault cash”) expense are sensitive to changes in the general level of interest rates in the United States, the United Kingdom, and Mexico, particularly because a substantial portion of our indebtedness accrues interest at floating rates and our ATM cash rental expense is based on market rates of interest. Our outstanding vault cash, which represents the cash we rent and place in our ATMs in cases where the merchant does not provide the cash, totaled approximately $439.6 million in the United States, $121.9 million in the United Kingdom, and approximately $4.2 million in Mexico as of June 30, 2007. We pay a monthly fee on the average amount outstanding to our primary vault cash providers in the United States and the United Kingdom under a formula based on LIBOR. Additionally, in Mexico, we pay a monthly fee to our vault cash provider there under a formula based on TIIE.
     We have entered into a number of interest rate swaps to fix the interest-based rental rate we pay on $300.0 million of our current and anticipated outstanding domestic vault cash balances through December 31, 2008, $200.0 million through December 31, 2009, and $100.0 million through December 31, 2010. We have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico. The effect of the domestic swaps mentioned above was to fix the rental rate paid on the following notional amounts for the periods identified (in thousands):

Notional Amount	Weighted Average Fixed Rate	Period
$300,000	3.91%	July 1, 2007 – December 31, 2007
$300,000	4.35%	January 1, 2008 – December 31, 2008
$200,000	4.36%	January 1, 2009 – December 31, 2009
$100,000	4.34%	January 1, 2010 – December 31, 2010
     Net amounts paid or received under such swaps are recorded as adjustments to our “Cost of ATM operating revenues” in the accompanying condensed consolidated statements of operations. During the three and six month periods ended June 30, 2007 and 2006, the gains or losses as a result of ineffectiveness associated with our existing interest rate swaps were immaterial.
     Our existing interest rate swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of such swaps have been reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As of June 30, 2007, the accumulated unrealized gain on such swaps totaled approximately $7.4 million, which is included in accumulated other comprehensive income net of income taxes of $2.8 million.
     Based on the $439.6 million in vault cash outstanding in the United States as of June 30, 2007, and assuming no benefits from the existing interest rate hedges that are currently in place, for every interest rate increase of 100 basis points, we would incur an additional $4.4 million of vault cash rental expense on an annualized basis. Factoring in the $300.0 million in interest rate swaps discussed above, for every interest rate increase of 100 basis points, we would incur an additional $1.3 million of vault cash rental expense on an annualized basis. Based on the $121.9 million in vault cash outstanding in the United Kingdom as of June 30, 2007, for every interest rate increase of 100 basis points, we would incur an additional $1.2 million of vault cash rental expense on an annualized basis. In Mexico, we would incur roughly $42,000 in additional vault cash rental expense for every interest rate increase of 100 basis points.
     In conjunction with the 7-Eleven ATM Transaction, we entered into a separate vault cash agreement with Wells Fargo, N.A. (“Wells Fargo”) to supply the cash that we will utilize for the operation of the acquired 5,500 ATMs and Vcom units. Under the terms of the agreement, we will pay a monthly fee to Wells Fargo on the average amount outstanding under a formula based on the federal funds effective rate. During 2006, the outstanding vault cash balance for the acquired 7-Eleven ATMs and Vcom units averaged approximately $300.0 million per month. As a result of the increased vault cash requirement resulting from the acquisition, our exposure to changes in domestic interest rates will significantly increase going forward. As a result, and in order to limit such exposure, we entered into additional interest rate swaps in August 2007 to limit its exposure to changing rates on $250.0 million of the anticipated 7-Eleven outstanding vault cash balances. These swaps will serve to fix the interest-based rental rate paid on the $250.0 million notional amount at a weighted average rate of 4.93% (excluding the applicable margin) through December 2010. As is the case with our existing interest rate swaps, the interest rate swaps executed in August 2007 have been designated as cash flow hedges pursuant to SFAS No. 133.

     In addition to the above, we are exposed to variable interest rate risk on borrowings under our domestic revolving credit facility. Based on the $60.6 million in floating rate debt outstanding under such facility as of June 30, 2007, for every interest rate increase of 100 basis points, we would incur an additional $0.6 million of interest expense on an annualized basis. As a result of the additional amount of borrowings outstanding under our revolving credit facility that were utilized to finance our acquisition of the ATM portfolio of 7-Eleven, our exposure to movement in interest rates will increase significantly going forward. Based on the $105.6 million currently outstanding under such facility, an increase of 100 basis points in the underlying interest rate would result in an additional $1.1 million of interest expense on an annualized basis.
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
Foreign Currency Exchange Risk
     Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico in 2006, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the U.S. dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income or loss in our consolidated financial statements. As of June 30, 2007, such translation gains totaled approximately $9.2 million.
     Our future results could be materially impacted by changes in the value of the British pound relative to the U.S. dollar. Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican peso relative to the U.S. dollar. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon Bank Machine’s operating income for the six month period ended June 30, 2007, would have been an unfavorable or favorable adjustment, respectively, of approximately $0.1 million. Given the limited size and scope of Cardtronics Mexico’s current operations, a similar sensitivity analysis would have resulted in a negligible adjustment to Cardtronics Mexico’s financial results for the six month period ended June 30, 2007.
     We do not hold derivative commodity instruments and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Based on the results of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
     During the six month period ended June 30, 2007, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In June 2007, after nearly three years of litigation with no definitive resolution of any of the contested issues, the parties completed and executed a settlement agreement, which the Company believes will be approved by the Court. Since the matter is being treated as a class action settlement, the notice and approval process will take several months. The Court has scheduled a hearing following the above-described notice period for December 4, 2007. Despite the Company’s expectation that the Court will approve the proposed settlement at that time, in the event that members of the class object to the proposed settlement and the Court concludes that their objections are valid and, for that reason, refuses to approve the settlement, the lawsuit would resume. If that occurs, the Company will continue its defense of this lawsuit in an aggressive manner as previously set forth. If approved, the Company believes this settlement will be beneficial as it imposes no unreasonable requirements upon the Company in the way of the deployment of additional ATMs and would serve to end this litigation.
     Other matters. In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the United States District Court for the Southern District of New York (the “Federal Action”). The complaint, which was formally served to the Company in September 2006, alleged that Cardtronics had breached an ATM operating agreement between the parties by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. As the term of the Company’s operating agreement with the Customer extends to December 2014, the Customer’s claims could exceed $12.0 million. On October 6, 2006, the Company filed a petition in the District Court of Harris County, Texas, seeking a declaratory judgment that it had not breached the ATM operating agreement. On October 10, 2006, the Customer filed a second complaint, this time in New York State Supreme Court, alleging the same claims it had alleged in the Federal Action. Subsequently, the Customer withdrew the Federal Action because the federal court did not have subject matter jurisdiction. Additionally, Cardtronics has voluntarily dismissed the Texas lawsuit, electing to litigate the above-described claims in the New York State Supreme Court. The Company believes that it will ultimately prevail upon the merits in this matter, although it gives no assurance as to the final outcome. Furthermore, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on the Company’s financial condition or results of operations.
     The Company’s complaint in the United States District Court in Portland, Oregon, against CGI, Inc., one of its distributors inherited from the E*Trade acquisition (“Distributor”), was satisfactorily settled on July 31, 2007. The Company paid a nominal amount to the Distributor as a condition of this settlement. We will continue our relationship with the Distributor under an amended agreement, the terms and conditions of which are more favorable to us than those under the original agreement.
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

ITEM 1A. RISK FACTORS
     As a result of our acquisition of the financial services business of 7-Eleven, Inc., we are now exposed to a number of additional risks. The risks described below are those which we believe are the material risks we now face as a result of this acquisition.
The 7-Eleven ATM Transaction represents our second largest acquisition to date, based on the number of ATMs being acquired. We may be unable to integrate the acquired business in an efficient manner, thus increasing our cost of operations and reducing the expected profits to be generated from such acquisition.
     The 7-Eleven ATM Transaction involves certain inherent risks to our business. Most notably, we may be unable to successfully integrate the operations, technology, and personnel associated with the acquired 7-Eleven ATM operations. Additionally, the successful integration of the acquired operations will require a significant amount of time and effort on the part of our management team, which could result in less time being spent on our day-to-day operations and other strategic initiatives. Additionally, the advanced functionality of the Vcom Services may subject us or our service providers to additional requirements such as permit applications or regulatory filings. As a result, we may need to discontinue certain Vcom operations in certain jurisdictions until such requirements have been fulfilled. Furthermore, if we are unsuccessful in integrating the 7-Eleven ATM Transaction, or if our integration efforts take longer than anticipated, we may not achieve the level of revenues, earnings or cash flows anticipated from such acquisition. If that were to occur, such shortfalls could require us to write down the carrying value of the tangible and intangible assets associated with the acquired operations, which would adversely impact our reported operating results.
     Our existing management systems, information systems, and resources may be strained due to the size of the 7-Eleven ATM Transaction. Accordingly, we will need to continue to invest in and improve our financial and managerial controls, reporting systems, and procedures as we look to integrate the acquired 7-Eleven ATM operations. We will also need to hire, train, supervise, and manage new employees. We may be unsuccessful in those efforts, thus hindering our ability to effectively manage the expansion of our operations resulting from the 7-Eleven ATM Transaction.
A substantial portion of our future revenues and operating profits are now generated by the new 7-Eleven merchant relationship. Accordingly, if 7-Eleven’s financial condition deteriorates in the future and it is required to close some or all of its store locations, or if our ATM placement agreement with 7-Eleven expires or is terminated, our future financial results would be significantly impaired.
     As a result of the completion of the 7-Eleven ATM Transaction, 7-Eleven now represents the single largest merchant customer in our portfolio. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven. If 7-Eleven’s financial condition were to deteriorate in the future and, as a result, it was required to close a significant number of its domestic store locations, our financial results would be significantly impacted. Additionally, while the underlying ATM placement agreement with 7-Eleven will have an initial term of 10 years, we may not be successful in renewing such agreement with 7-Eleven upon the end of that initial term, or such renewal may occur with terms and conditions that are not as favorable to us as those contained in the current agreement. Finally, the ATM placement agreement to be executed with 7-Eleven contains certain terms and conditions that, if we fail to meet such terms and conditions, gives 7-Eleven the right to terminate the placement agreement or our exclusive right to provide certain services.
We will incur future losses by continuing to provide some or all of the Vcom Services currently being offered by 7-Eleven for a period of time subsequent to the acquisition date.
     We currently expect to incur operating losses associated with the Vcom Services portion of the acquired 7-Eleven ATM portfolio within the first 12-18 months subsequent to the acquisition date. While we plan to continue to operate the Vcom units and restructure the Vcom Services to improve the underlying financial results of that portion of the acquired business, we may be unsuccessful in this effort. In the event we are not able to improve the operating results and we incur cumulative losses of $10.0 million on the Vcom business, including $1.8 million in contract termination costs, our current intent is to exit the Vcom business and utilize the Vcom machines to provide traditional ATM services. However, while we expect that the operating losses to be incurred by continuing to provide the Vcom Services will not exceed $10.0 million in the aggregate, we can provide no assurance that such losses will not be greater. For example, we may decide to extend the period of time it takes to restructure the acquired Vcom operations, thus potentially resulting in additional losses. The future losses associated with the acquired Vcom operations could be significantly higher than those currently estimated, which would negatively impact our future operating results and financial condition. In addition, we may be required to pay up to $1.8 million of contract termination payments, and may incur additional costs and expenses, if we decide to terminate the Vcom Services which could negatively impact our future operating results and financial condition.

We will rely on Wells Fargo Bank, N.A. to provide us with the cash required to operate the ATMs and Vcom units acquired as part of the 7-Eleven ATM Transaction. If Wells Fargo is unable or unwilling to provide us with the necessary cash to operate the ATMs and Vcom units, we would need to locate alternative sources of cash to operate such machines. If we were unsuccessful in those efforts, we would not be able to operate the acquired business.
     In conjunction with the acquisition, we entered into a separate vault cash agreement with Wells Fargo to supply us with the cash that we will utilize for the operation of the acquired 5,500 ATMs and Vcom units. Under the terms of the proposed agreement, Wells Fargo, which has historically been the vault cash provider utilized by 7-Eleven, has committed to fund up to $375.0 million at any time to support ATM withdrawals, Vcom functions, and other services that may be agreed upon from time to time. Such amount may be increased to $450.0 million during certain peak periods or under certain circumstances, which will be outlined in the agreement. We pay a cash rental fee on the average amount outstanding under a floating rate formula based on the federal funds effective rate. The additional terms of this agreement are consistent with those in our other vault cash agreements and include the following: 1) for our usage of this cash, we will pay a fee based on the total amount of vault cash outstanding at any given time; 2) at all times during this process, legal and equitable title of the cash will be held by Wells Fargo, and we will have no access or right to the cash; and 3) Wells Fargo will have the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events relating to us or our subsidiaries, or a breach of the terms of our cash provider agreement. Additionally, Wells Fargo will have the right to demand the return of its cash from the machines at any time in order to meet its operating requirements, if necessary. However, Wells Fargo has agreed to take commercially reasonable steps to eliminate this constraint by August 31, 2007. Notwithstanding the above, Wells Fargo has the right to terminate this agreement upon 180 days notice. This agreement is expected to expire in July 2009, subject to automatic one-year renewals.
     If Wells Fargo was to demand return of its cash or terminate its arrangement with us and remove its cash from our ATMs, or if it was to fail to provide us with cash as and when we need it for our ATM operations, our ability to operate these ATMs would be jeopardized, and we would need to locate alternative sources of cash in order to operate these ATMs.
     Other than the above, there have been no other material changes to the risk factors as presented in our Annual Report on Form 10-K dated April 2, 2007.
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

Exhibit
Number	Description
*3.1	Second Amended and Restated Certificate of Incorporation of Cardtronics, Inc., dated as of July 13, 2007.

*4.1	Indenture dated as of July 20, 2007 among Cardtronics, Inc., the Subsidiary Guarantors party thereto, and Wells Fargo National Bank, N.A. as Trustee.

*4.2	Registration Rights Agreement dated July 20, 2007 by and among Cardtronics, Inc., the Guarantors named therein, Banc of America Securities, LLC, and BNP Paribas Securities Corp.

*4.3	Supplemental Indenture dated as of June 22, 2007 among Cardtronics Holdings, LLC and Wells Fargo Bank, N.A. as Trustee.

*4.4	Supplemental Indenture dated as of December 22, 2005 among ATM National, LLC and Wells Fargo Bank, N.A. as Trustee.

10.1	Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, LP and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 26, 2007).

*10.2	Amendment No. 7 to Credit Agreement, dated as of July 18, 2007.

*31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS, INC.

August 14, 2007	/s/ Jack Antonini

Jack Antonini
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2007	/s/ J. Chris Brewster

J. Chris Brewster
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
     Each exhibit identified below is part of this Report. Exhibits filed with this Report are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
*3.1	Second Amended and Restated Certificate of Incorporation of Cardtronics, Inc., dated as of July 13, 2007.

*4.1	Indenture dated as of July 20, 2007 among Cardtronics, Inc., the Subsidiary Guarantors party thereto, and Wells Fargo National Bank, N.A. as Trustee.

*4.2	Registration Rights Agreement dated July 20, 2007 by and among Cardtronics, Inc., the Guarantors named therein, Banc of America Securities, LLC, and BNP Paribas Securities Corp.

*4.3	Supplemental Indenture dated as of June 22, 2007 among Cardtronics Holdings, LLC and Wells Fargo Bank, N.A. as Trustee.

*4.4	Supplemental Indenture dated as of December 22, 2005 among ATM National and Wells Fargo Bank, N.A. as Trustee.

10.1	Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, LP and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 26, 2007).

*10.2	Amendment No. 7 to Credit Agreement, dated as of July 18, 2007.

*31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.