Form 10-Q
period 2007-09-30
CARDTRONICS INC
filed 2007-11-09
CIK 1277856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Common Stock, par value: $0.0001 per share	Shares outstanding on November 8, 2007: 1,764,735

CARDTRONICS, INC.

When we refer to “us”, “we”, “our”, “ours”, “the Company” or “Cardtronics”, we are describing Cardtronics, Inc. and/or our subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CARDTRONICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,118	$2,718
Accounts and notes receivable, net of allowance of $400 and $409 as of September 30, 2007 and December 31, 2006, respectively	24,076	14,891
Inventory	5,294	4,444
Prepaid expenses, deferred costs, and other current assets	11,955	16,334

Total current assets	47,443	38,387
Property and equipment, net	138,324	86,668
Intangible assets, net	134,690	67,763
Goodwill	236,488	169,563
Prepaid expenses and other assets	5,256	5,375

Total assets	$562,201	$367,756

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$529	$194
Current portion of capital lease obligations	1,098	—
Current portion of other long-term liabilities	12,552	2,501
Accounts payable and accrued liabilities	79,018	51,256

Total current liabilities	93,197	53,951
Long-term liabilities:
Long-term debt, net of related discounts	406,100	252,701
Capital lease obligations	1,183	—
Deferred tax liability, net	9,943	7,625
Asset retirement obligations	16,392	9,989
Other long-term liabilities and minority interest in subsidiaries	17,921	4,064

Total liabilities	544,736	328,330
Redeemable convertible preferred stock	76,794	76,594
Stockholders’ deficit:
Common stock, $0.0001 par value; 5,000,000 shares authorized; 2,394,509 shares issued at September 30, 2007 and December 31, 2006, respectively; 1,764,735 and 1,760,798 outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Subscriptions receivable (at face value)	(324)	(324)
Additional paid-in capital	3,625	2,857
Accumulated other comprehensive income, net	8,577	11,658
Accumulated deficit	(22,986)	(3,092)
Treasury stock; 629,774 and 633,711 shares at cost at September 30, 2007 and December 31, 2006, respectively	(48,221)	(48,267)

Total stockholders’ deficit	(59,329)	(37,168)

Total liabilities and stockholders’ deficit	$562,201	$367,756

See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
ATM operating revenues	$106,234	$72,887	$251,854	$209,542
Vcom operating revenues	685	—	685	—
ATM product sales and other revenues	3,668	3,478	9,805	9,218

Total revenues	110,587	76,365	262,344	218,760
Cost of revenues:
Cost of ATM operating revenues (includes stock-based compensation of $16 and $15 for the three months ended September 30, 2007 and 2006, respectively, and $47 and $35 for the nine months ended September 30, 2007 and 2006, respectively. Excludes depreciation, accretion, and amortization, shown separately below.)	79,966	54,280	191,046	157,225
Cost of Vcom operating revenues	2,644	—	2,644	—
Cost of ATM product sales and other revenues	3,111	3,105	9,196	8,142

Total cost of revenues	85,721	57,385	202,886	165,367
Gross profit	24,866	18,980	59,458	53,393
Operating expenses:
Selling, general, and administrative expenses (includes stock-based compensation of $297 and $240 for the three months ended September 30, 2007 and 2006, respectively, and $721 and $600 for the nine months ended September 30, 2007 and 2006, respectively)	7,621	5,811	20,985	15,709
Depreciation and accretion expense	6,961	5,214	18,541	14,072
Amortization expense	9,204	2,263	14,062	9,610

Total operating expenses	23,786	13,288	53,588	39,391
Income from operations	1,080	5,692	5,870	14,002
Other expense (income):
Interest expense, net	8,545	5,871	20,437	17,193
Amortization and write-off of financing costs and bond discounts	439	362	1,155	1,576
Minority interest in subsidiary	(174)	(71)	(286)	(128)
Other	678	(83)	1,037	(740)

Total other expense	9,488	6,079	22,343	17,901
Loss before income taxes	(8,408)	(387)	(16,473)	(3,899)
Income tax provision (benefit)	2,275	(60)	3,212	(1,217)

Net loss	(10,683)	(327)	(19,685)	(2,682)
Preferred stock accretion expense	67	67	200	199

Net loss available to common stockholders	$(10,750)	$(394)	$(19,885)	$(2,881)

See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(19,685)	$(2,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion expense	32,603	23,682
Amortization and write-off of financing costs and bond discounts	1,155	1,576
Stock-based compensation expense	768	635
Deferred income taxes	3,065	(1,316)
Minority interest	(286)	(128)
Loss on sale or disposal of assets	1,672	731
Gain on sale of Winn-Dixie equity securities	(569)	—
Other reserves and non-cash items	829	—
Changes in assets and liabilities, net of acquisitions:
Increase in accounts and notes receivable, net	(1,607)	(938)
Decrease (increase) in prepaid, deferred costs, and other current assets	2,855	(3,598)
Decrease (increase) in inventory	3,231	(1,184)
Increase in other assets	(5,193)	(907)
Increase in accounts payable and accrued liabilities	19,031	3,972
Decrease in other liabilities	(2,680)	(2,976)

Net cash provided by operating activities	35,189	16,867

Cash flows from investing activities:
Additions to property and equipment	(43,957)	(24,179)
Proceeds from disposals of property and equipment	3	100
Payments for exclusive license agreements and site acquisition costs	(1,381)	(1,842)
Additions to equipment to be leased to customers	(412)	—
Principal payments received under direct financing leases	22	—
Acquisition of 7-Eleven Financial Services Business, net of cash acquired	(138,570)	—
Other acquisitions, net of cash acquired	—	(12)
Proceeds from sale of Winn-Dixie equity securities	3,950	—
Proceeds received out of escrow related to BASC acquisition	876	—

Net cash used in investing activities	(179,469)	(25,933)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	170,258	30,300
Repayments of long-term debt	(22,363)	(22,000)
Proceeds from borrowings under bank overdraft facility, net	54	—
Issuance of capital stock	46	—
Minority interest shareholder capital contribution	174	—
Purchase of treasury stock	—	(50)
Deferred equity offering costs	(150)	—
Debt issuance and modification costs	(326)	(477)

Net cash provided by financing activities	147,693	7,773

Effect of exchange rate changes on cash	(13)	69

Net increase (decrease) in cash and cash equivalents	3,400	(1,224)
Cash and cash equivalents at beginning of period	2,718	1,699

Cash and cash equivalents at end of period	$6,118	$475

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,872	$21,554
Cash paid for income taxes	$27	$49
Fixed assets financed by direct debt	$3,125	$—

See accompanying notes to condensed consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly-owned subsidiaries (collectively, the “Company” or “Cardtronics”), owns and/or operates the world’s largest network of ATMs, including over 28,600 automated teller machines (“ATM”) in all 50 states and approximately 1,900 ATMs located throughout the United Kingdom. Additionally, the Company owns a majority interest in an entity that operates approximately 1,000 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the Allpoint network, the largest surcharge-free ATM network within the United States (based on number of participating ATMs), under which it sells surcharge-free access to its ATMs to financial institutions that lack a significant ATM network. The Company also works with financial institutions to brand the Company’s ATMs in order to provide the financial institutions’ banking customers with convenient, surcharge-free ATM access and increased brand awareness for the financial institutions.

In July 2007, the Company purchased substantially all of the assets of the financial services business of 7-Eleven®, Inc. (“7-Eleven”) for approximately $138.0 million in cash (the “7-Eleven ATM Transaction”), including an adjustment for working capital and other related closing costs. See Note 2 for additional information on this acquisition.

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

This Quarterly Report on Form 10-Q has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with the Company’s 2006 Annual Report on Form 10-K, which includes a summary of the Company’s significant accounting policies and other disclosures.

The financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 are unaudited. The balance sheet as of December 31, 2006 was derived from the audited balance sheet filed in the Company’s 2006 Annual Report on Form 10-K. In management’s opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s interim period results have been made. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s reported net loss or stockholders’ deficit.

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

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents “Cost of ATM operating revenues” and “Gross profit” within its condensed consolidated financial statements exclusive of depreciation, accretion, and amortization. A summary of the amounts excluded from cost of ATM operating revenues and gross profit during the three and nine months ended September 30, 2007 and 2006 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)

Depreciation and accretion related to ATMs and ATM-related assets	$6,479	$4,855	$17,257	$13,033
Amortization	9,204	2,263	14,062	9,610

Total depreciation, accretion, and amortization excluded from cost of ATM operating revenues and gross profit	$15,683	$7,118	$31,319	$22,643

The depreciation and accretion amounts shown above and as presented in the Company’s condensed consolidated statements of operations includes depreciation and accretion related to assets under capital leases.

2. Acquisitions

Acquisition of 7-Eleven Financial Services Business

On July 20, 2007, the Company acquired substantially all of the assets of the financial services business of 7-Eleven (“7-Eleven Financial Services Business”) for approximately $138.0 million in cash. Such amount included a $2.0 million payment for estimated acquired working capital and approximately $1.0 million in other related closing costs. Subsequent to September 30, 2007, the working capital payment was reduced to $1.3 million based on the actual working capital amounts outstanding as of the acquisition date, thus reducing the Company’s overall cost of the acquisition to $137.3 million. The 7-Eleven ATM Transaction included approximately 5,500 ATMs located in 7-Eleven stores throughout the United States, of which approximately 2,000 are advanced-functionality financial self-service kiosks branded as “VcomTM” terminals that are capable of providing more sophisticated financial services, such as check-cashing, deposit taking using electronic imaging, money transfer, bill payment services, and other kiosk-based financial services (collectively, the “Vcom Services”). The Company funded the acquisition through the issuance of $100.0 million of 9.25% senior subordinated notes due 2013 — Series B and additional borrowings under its revolving credit facility, which was amended in connection with the acquisition. See Note 7 for additional details on these financings.

The Company has accounted for the 7-Eleven ATM Transaction as a business combination pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the Company has allocated the total purchase consideration to the assets acquired and liabilities assumed based on

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their respective fair values as of the acquisition date. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$1,427
Trade accounts receivable, net	3,388
Surcharge and interchange receivable	3,769
Inventory	1,953
Other current assets	3,012
Property and equipment	18,315
Software	4,113
Intangible assets subject to amortization	78,000
Goodwill	62,367

Total assets acquired	176,344

Current portion of capital lease obligations	(1,119)
Accounts payable	(688)
Accrued liabilities and deferred income	(9,583)
Current portion of other long-term liabilities	(7,777)
Non-current portion of capital lease obligations	(1,388)
Other long-term liabilities	(17,809)

Total liabilities assumed	(38,364)

Net assets acquired	$137,980

The purchase price allocation presented above, which reflects the working capital true-up adjustment, resulted in an initial goodwill balance of approximately $62.4 million, which is deductible for tax purposes. Additionally, the purchase price allocation resulted in approximately $78.0 million in identifiable intangible assets subject to amortization, which consisted of $64.3 million associated with the ten-year ATM operating agreement that was entered into with 7-Eleven in conjunction with the acquisition and $13.7 million related to additional contracts acquired in the transaction. The $78.0 million assigned to the acquired intangible assets was determined by utilizing a discounted cash flow approach. The $64.3 million is being amortized on a straight-line basis over the term of the underlying ATM operating agreement, while the $13.7 million is being amortized over the weighted-average remaining life of the underlying contracts of 8.4 years. Additionally, the Company recorded $19.5 million of other deferred liabilities ($7.8 million in current and $11.7 million in long-term) related to certain unfavorable equipment operating leases and an operating contract assumed as part of the 7-Eleven ATM Transaction. These liabilities are being amortized over the remaining terms of the underlying contracts and serve to reduce the corresponding ATM operating expense amounts to fair value.

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired 7-Eleven Financial Services Business for the nine month periods ended September 30, 2007 and 2006, after giving effect to certain pro forma adjustments, including the effects of the issuance of the Company’s $100.0 million of 9.25% senior subordinated notes due 2013 — Series B and additional borrowings under its revolving credit facility, as amended (Note 7). The unaudited pro forma financial results assume that both the 7-Eleven ATM Transaction and related financing transactions occurred on January 1, 2006. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would have occurred had those transactions been consummated on such date. Furthermore, such pro forma results are not necessarily indicative of the future results to be expected for the consolidated operations.

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Revenues	$349,854	$343,261
Income from operations	15,315	34,178
Net (loss) income	(17,820)	3,233

Acquisition of CCS Mexico

In February 2006, the Company acquired a 51.0% ownership stake in CCS Mexico, an independent ATM operator located in Mexico, for approximately $1.0 million in cash consideration and the assumption of approximately $0.4 million in additional liabilities. Additionally, the Company incurred approximately $0.3 million in transaction costs associated with this acquisition. CCS Mexico, which was renamed Cardtronics Mexico upon the completion of the Company’s investment, currently operates approximately 1,000 surcharging ATMs in selected retail locations throughout Mexico, and the Company anticipates placing additional surcharging ATMs in other retail establishments throughout Mexico as those opportunities arise.

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

Because the Company owns a majority interest in and absorbs a majority of the entity’s losses or returns, Cardtronics Mexico is reflected as a consolidated subsidiary in the accompanying condensed consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a minority interest. See Note 9 for additional information regarding this minority interest.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)

Cost of ATM operating revenues	$16	$15	$47	$35
Selling, general, and administrative expenses	297	240	721	600

Total stock-based compensation expense	$313	$255	$768	$635

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s outstanding stock options as of September 30, 2007, and changes during the nine months ended September 30, 2007, are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price

Balance as of January 1, 2007	509,461	$52.76
Granted	76,000	$90.05
Exercised	(3,937)	$11.73
Forfeited	(25,000)	$83.84

Balance as of September 30, 2007	556,524	$56.74

Options vested and exercisable as of September 30, 2007	333,399	$38.58

4.	Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Accumulated other comprehensive income is displayed as a separate component of stockholders’ deficit in the accompanying condensed consolidated balance sheets and consists of unrealized gains and losses, net of related income taxes, related to changes in the fair values of the Company’s interest rate swap derivative transactions and the cumulative amount of foreign currency translation adjustments associated with the Company’s foreign operations. In addition, as of December 31, 2006, accumulated other comprehensive income included unrealized gains on available-for-sale marketable securities, net of income taxes. These securities were sold in January 2007.

The following table presents the calculation of comprehensive (loss) income, which includes the Company’s (i) net loss; (ii) foreign currency translation adjustments; (iii) changes in the unrealized gains and losses associated with the Company’s interest rate hedging activities, net of income taxes; and (iv) reclassifications of unrealized gains on the Company’s available-for-sale securities, net of income taxes, for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)

Net loss	$(10,683)	$(327)	$(19,685)	$(2,682)
Foreign currency translation adjustments	1,878	1,706	4,378	7,015
Changes in unrealized gains on interest rate hedges, net of taxes	(7,155)	(3,919)	(6,961)	(439)
Reclassifications of unrealized gains on available-for-sale securities, net of taxes	—	—	(498)	—

Total comprehensive (loss) income	$(15,960)	$(2,540)	$(22,766)	$3,894

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of accumulated other comprehensive income, net of applicable taxes:

	September 30, 2007	December 31, 2006
	(In thousands)

Foreign currency translation adjustments	$11,089	$6,711
Unrealized (losses) gains on interest rate hedges, net of taxes as of December 31, 2006	(2,512)	4,449
Unrealized gains on available-for-sale securities, net of taxes	—	498

Total accumulated other comprehensive income	$8,577	$11,658

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested in the foreign countries in which those subsidiaries operate for an indefinite period of time. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts reflected in the tables above. The unrealized gains on interest rate hedges as of December 31, 2006 has been included in accumulated other comprehensive income net of income taxes of $2.7 million. However, as a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred taxes on the loss amount related to its interest rate hedges as of September 30, 2007, as management does not believe that the Company will be able to realize the benefits associated with such deferred tax positions.

5.	Intangible Assets

Intangible Assets with Indefinite Lives

The following table depicts the net carrying amount of the Company’s intangible assets with indefinite lives as of September 30, 2007 and December 31, 2006, as well as the changes in the net carrying amounts for the nine month period ended September 30, 2007, by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
			(In thousands)

Balance as of December 31, 2006	$86,702	$82,172	$689	$200	$3,923	$173,686
Acquisition of 7-Eleven Financial Services Business	62,367	—	—	—	—	62,367
Purchase price adjustment	1,558	—	—	—	—	1,558
Foreign currency translation adjustments	—	2,999	1	—	147	3,147

Balance as of September 30, 2007	$150,627	$85,171	$690	$200	$4,070	$240,758

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets with Definite Lives

The following is a summary of the Company’s intangible assets that are subject to amortization as of September 30, 2007:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
		(In thousands)

Customer contracts and relationships	$162,426	$(45,010)	$117,416
Deferred financing costs	13,864	(3,903)	9,961
Exclusive license agreements	4,568	(1,583)	2,985
Non-compete agreements	100	(42)	58

Total	$180,958	$(50,538)	$130,420

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

Amortization of customer contracts and relationships, exclusive license agreements, and non-compete agreements totaled $9.2 million and $2.3 million for the three month periods ended September 30, 2007 and 2006, respectively, and $14.1 million and $9.6 million for the nine month periods ended September 30, 2007 and 2006, respectively. Included in the 2007 quarter-to-date and year-to-date amounts is approximately $5.2 million and $5.3 million, respectively, of additional amortization expense related to impairments associated with certain contract-based intangible assets. Of these amounts, approximately $5.1 million relates to an impairment recorded for a single merchant contract acquired in 2004. The Company has been in discussions with this particular merchant customer regarding additional services that could be offered under the existing contract to increase the number of transactions conducted on, and cash flows generated by, the underlying ATMs. However, the Company was unable to make any progress in this regard during the three month period ended September 30, 2007, and, based on discussions that have been held with this merchant, has concluded that the likelihood of being able to provide such additional services has decreased considerably. Furthermore, average monthly transaction volumes associated with this particular contract have continued to decrease in 2007 when compared to the same period last year. Accordingly, the Company concluded that the above impairment charge was warranted as of September 30, 2007. The impairment charge recorded served to write-off the remaining unamortized intangible asset associated with this merchant. Management plans to continue to work with this merchant customer to offer the additional services, which management believes could significantly increase the future cash flows earned under this contract. Absent its ability to do this, management will attempt to restructure the terms of the existing contract in an effort to improve the underlying cash flows associated with the contract.

Included in the 2006 year-to-date figure is approximately $2.8 million of additional impairment expense related to the acquired BAS Communications, Inc. (“BASC”) ATM portfolio. This impairment, taken in the in first quarter of 2006, was attributable to the anticipated reduction in future cash flows resulting from a higher than anticipated attrition rate associated with such portfolio. In January 2007, the Company received approximately $0.8 million in net proceeds from an escrow account established upon the initial closing of this acquisition. Such proceeds were meant to compensate the Company for the attrition issues experienced in the BASC portfolio subsequent to the acquisition date. Such amount was utilized to reduce the remaining carrying value of the intangible asset amount associated with this portfolio.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of deferred financing costs and bond discount totaled approximately $0.4 million for the three month periods ended September 30, 2007 and 2006, and $1.2 million and $1.6 million for the nine month periods ended September 30, 2007 and 2006, respectively. Included in the 2006 year-to-date figure is approximately $0.5 million in deferred financing costs written off in February 2006 in connection with certain modifications made to the Company’s existing revolving credit facilities.

Estimated amortization expense for the Company’s intangible assets with definite lives for the remaining three months of 2007 and each of the next five years and thereafter is as follows:

		Deferred	Exclusive
	Customer Contracts	Financing	License	Non-compete
	and Relationships	Costs	Agreements	Agreements	Total
			(In thousands)

2007	$4,171	$357	$173	$6	$4,707
2008	16,698	1,516	633	25	18,872
2009	16,384	1,628	628	25	18,665
2010	14,941	1,752	531	2	17,226
2011	13,120	1,891	417	—	15,428
2012	11,909	1,751	349	—	14,009
Thereafter	40,193	1,066	254	—	41,513

Total	$117,416	$9,961	$2,985	$58	$130,420

6.	Accounts Payable and Accrued Liabilities

The Company’s accounts payable and accrued liabilities consisted of the following:

	September 30, 2007	December 31, 2006
	(In thousands)

Accounts payable	$28,478	$16,915
Accrued merchant fees	11,741	7,915
Accrued interest	5,759	7,954
Accrued cash management fees	6,632	2,740
Accrued armored fees	5,097	3,242
Accrued maintenance fees	3,000	2,090
Accrued compensation	2,806	3,499
Accrued purchases	2,581	343
Accrued ATM telecommunications fees	1,665	650
Other accrued expenses	11,259	5,908

Total	$79,018	$51,256

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-term Debt

The Company’s long-term debt consisted of the following:

	September 30, 2007	December 31, 2006
	(In thousands)

Revolving credit facility	$105,600	$53,100
Senior subordinated notes issued in 2005 and due August 2013 (net of unamortized discount of $1.1 million as of September 30, 2007 and $1.2 million as of December 31, 2006)	198,886	198,783
Senior subordinated notes issued in 2007 and due August 2013 (net of unamortized discount of $2.9 million as September 30, 2007)	97,073	—
Other	5,070	1,012

Total	406,629	252,895
Less current portion	529	194

Total excluding current portion	$406,100	$252,701

Revolving Credit Facility

In February 2006, the Company amended its then existing revolving credit facility to remove and modify certain restrictive covenants contained within the facility and to reduce the maximum borrowing capacity from $150.0 million to $125.0 million. As a result of this amendment, the Company recorded a pre-tax charge of approximately $0.5 million in the first quarter of 2006 associated with the write-off of previously deferred financing costs related to the facility. Additionally, the Company incurred approximately $0.1 million in fees associated with such amendment.

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

In July 2007, in conjunction with the 7-Eleven ATM Transaction, the Company further amended its revolving credit facility. Such amendment provided for, among other modifications, (i) an increase in the maximum borrowing capacity under the revolver from $125.0 million to $175.0 million in order to partially finance the 7-Eleven ATM Transaction and to provide additional financial flexibility; (ii) an increase in the amount of “indebtedness” (as defined in the credit agreement) to allow for the issuance of the $100.0 million of 9.25% senior subordinated notes due 2013 — Series B (described below); (iii) an extension of the term of the credit agreement from May 2010 to May 2012; (iv) an increase in the amount of capital expenditures the Company can incur on a rolling 12-month basis from $60.0 million to a maximum of $75.0 million; and (v) an amendment of certain restrictive covenants contained within the facility. In conjunction with this amendment, the Company borrowed approximately $43.0 million under the credit agreement to fund a portion of the 7-Eleven ATM Transaction. Additionally, the Company posted $7.5 million in letters of credit under the facility in favor of the lessors under the ATM equipment leases that the Company assumed in connection with the 7-Eleven ATM Transaction. These letters

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit, which the lessors may draw upon in the event the Company fails to make payments under the leases, further reduced the Company’s borrowing capacity under the facility. As of September 30, 2007, the Company’s available borrowing capacity under the amended facility, as determined under the earnings before interest, taxes, depreciation and accretion, and amortization (“EBITDA”) and interest expense covenants contained in the agreement, totaled approximately $61.9 million.

Borrowings under the revolving credit facility currently bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, which was 2.5% as of September 30, 2007. Additionally, the Company pays a commitment fee of 0.3% per annum on the unused portion of the revolving credit facility. Substantially all of the Company’s assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s domestic subsidiaries has guaranteed the Company’s obligations under such facility. There are currently no restrictions on the ability of the Company’s wholly-owned subsidiaries to declare and pay dividends directly to the Company. As of September 30, 2007, the Company was in compliance with all applicable covenants and ratios under the facility.

Senior Subordinated Notes

In October 2006, the Company completed the registration of $200.0 million in senior subordinated notes (the “Notes”), which were originally issued in August 2005 pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes, which are subordinate to borrowings made under the revolving credit facility, mature in August 2013 and carry a 9.25% coupon with an effective yield of 9.375%. Interest under the Notes is paid semi-annually in arrears on February 15th and August 15th of each year. The Notes, which are guaranteed by the Company’s domestic subsidiaries, contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness and make certain types of restricted payments, including dividends. As of September 30, 2007, the Company was in compliance with all applicable covenants required under the Notes.

On July 20, 2007, the Company sold $100.0 million of 9.25% senior subordinated notes due 2013 — Series B (the “Series B Notes”) pursuant to Rule 144A of the Securities Act of 1933. The form and terms of the Series B Notes are substantially the same as the form and terms of the $200.0 million senior subordinated notes issued in August 2005, except that (i) the notes issued in August 2005 have been registered with the Securities and Exchange Commission while the Series B Notes remain subject to transfer restrictions until the Company completes an exchange offer, and (ii) the Series B Notes were issued with Original Issue Discount and have an effective yield of 9.54%. The Company has agreed to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of its debt securities registered under the Securities Act with terms identical to those of the Series B Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) and to use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes. If the Company fails to satisfy its registration obligations, it will be required, under certain circumstances, to pay additional interest to the holders of the Series B Notes. The Company used the net proceeds from the issuance of the Series B Notes to fund a portion of the 7-Eleven ATM Transaction and to pay fees and expenses related to the acquisition.

Other Facilities

In addition to the revolving credit facility, the Company’s wholly-owned United Kingdom subsidiary, Bank Machine, has a £2.0 million unsecured overdraft facility, the term of which was recently extended to July 2008. Such facility, which bears interest at 1.75% over the bank’s base rate (currently 5.75%), is utilized for general corporate purposes for the Company’s United Kingdom operations. As of September 30, 2007 and December 31, 2006, approximately £1.9 million ($3.8 million U.S. and $3.7 million U.S., respectively) of this overdraft facility had been utilized to help fund certain working capital commitments and to post a £275,000 bond. Amounts outstanding under the overdraft facility (other than those amounts utilized for posting bonds) have been reflected in

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts payable in the accompanying condensed consolidated balance sheets, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts.

As of September 30, 2007, Cardtronics Mexico had entered into four separate five-year equipment financing agreements. Such agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 11.03%, were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. As of September 30, 2007 and December 31, 2006, approximately $53.6 million pesos ($4.9 million U.S.) and $9.3 million pesos ($0.9 million U.S.), respectively, were outstanding under these facilities, with future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the agreements, Cardtronics, Inc. has issued a guaranty for 51.0% (its ownership percentage in Cardtronics Mexico) of the obligations under the loan agreements. As of September 30, 2007, the total amount of the guaranty was $27.3 million pesos ($2.5 million U.S.).

8.	Asset Retirement Obligations

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

The following table is a summary of the changes in Company’s asset retirement obligation liability for the nine month period ended September 30, 2007 (in thousands):

Asset retirement obligation as of January 1, 2007	$9,989
Additional obligations	8,357
Accretion expense	831
Payments	(902)
Change in estimates	(1,974)
Foreign currency translation adjustments	91

Asset retirement obligation as of September 30, 2007	$16,392

The additional obligations amount for the nine months ended September 30, 2007, reflects new ATM deployments in all of the Company’s markets during this period and the obligations assumed in connection with the 7-Eleven ATM Transaction. The change in estimate for the nine months ended September 30, 2007 represents a change in the anticipated amount the Company will incur to deinstall and refurbish certain merchant locations, based on actual costs incurred on recent ATM deinstallations.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Long-term Liabilities

The Company’s other long-term liabilities consisted of the following:

	September 30, 2007	December 31, 2006
	(In thousands)

Deferred revenue	$1,760	$481
Other deferred liabilities	10,347	161
Interest rate swaps	3,417	—
Minority interest in subsidiary	—	112
Other long-term liabilities	2,397	3,310

Total	$17,921	$4,064

The increase in other deferred liabilities is due to the $11.7 million in other long-term deferred liabilities recorded to value certain unfavorable equipment leases and an operating contract assumed as part of the 7-Eleven ATM Transaction. These liabilities are being amortized over the remaining terms of the underlying contracts and serve to reduce the corresponding ATM operating expense amounts to fair value. During the three and nine months ended September 30, 2007, the Company recognized approximately $1.7 million of expense reductions associated with the amortization of these liabilities.

The minority interest in subsidiary amount as of December 31, 2006, represents the equity interests of the minority shareholders of Cardtronics Mexico. As of September 30, 2007, the cumulative losses generated by Cardtronics Mexico and allocable to such minority interest shareholders exceeded the underlying equity amounts of such minority interest shareholders. Accordingly, all future losses generated by Cardtronics Mexico will be allocated 100% to Cardtronics until such time that Cardtronics Mexico generates a cumulative amount of earnings sufficient to cover all excess losses allocable to the Company, or until such time that the minority interest shareholders contribute additional equity to Cardtronics Mexico in an amount sufficient to cover such losses. As of September 30, 2007, the cumulative amount of excess losses allocated to Cardtronics totaled approximately $132,000. Such amount is net of a contribution of $174,000 made by the minority interest shareholder in the third quarter of 2007. See Note 16 for additional information on this minority interest contribution.

10.	Preferred Stock

During 2005, the Company issued 929,789 shares of its Series B preferred stock, of which 894,568 shares were issued to TA Associates for $75.0 million in proceeds and the remaining 35,221 shares were issued as partial consideration for the Bank Machine acquisition. The Series B preferred shareholders have certain preferences to the Company’s common shareholders, including board representation rights and the right to receive their original issue price prior to any distributions being made to the common shareholders as part of a liquidation, dissolution or winding up of the Company. As of September 30, 2007, the liquidation value of the shares totaled $78.0 million. In addition, the Series B preferred shares are convertible into the same number of shares of the Company’s common stock, as adjusted for future stock splits and the issuance of dilutive securities. The Series B preferred shares have no stated dividends and are redeemable at the option of a majority of the Series B holders at any time on or after the earlier of (i) December 2013 and (ii) the date that is 123 days after the first day that none of the Company’s 9.25% senior subordinated notes remain outstanding, but in no event earlier than February 2012.

On June 1, 2007, the Company entered into a letter agreement with certain investment funds controlled by TA Associates (the “Funds”) pursuant to which the Funds agreed to (i) approve the 7-Eleven ATM Transaction and (ii) not transfer or otherwise dispose of any of their shares of Series B Convertible Preferred Stock during the period beginning on the date thereof and ending on the earlier of the date the 7-Eleven ATM Transaction closed (i.e., July 20, 2007) or September 1, 2007. Pursuant to the terms of the letter agreement, the Company amended the terms of its Series B Convertible Preferred Stock in order to increase, under certain circumstances, the number of shares of

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock into which the Funds’ Series B Convertible Preferred Stock would be convertible in the event the Company completes an initial public offering. The Company has filed a registration statement on Form S-1 relating to an initial public offering of shares of its common stock. Based on the $15 per share mid-point of the offering range, the incremental shares received by the Funds in connection with this beneficial conversion would total $1.4 million. Such amount would be reflected as a reduction of the Company’s net income (or an increase in the Company’s net loss) available to common shareholders immediately upon the conversion and completion of the initial public offering.

The carrying value of the Company’s Series B Convertible Preferred Stock was $76.8 million and $76.6 million, net of unaccreted issuance costs of approximately $1.2 million and $1.4 million as of September 30, 2007 and December 31, 2006, respectively. Such issuance costs are being accreted on a straight-line basis through February 2012, which represents the earliest optional redemption date outlined above.

11.	Income Taxes

Income taxes included in the Company’s net loss for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Income tax provision (benefit)	$2,275	$(60)	$3,212	$(1,217)
Effective tax rate	(27.1)%	15.5%	(19.5)%	31.2%

The Company computes its quarterly income tax provision amounts under the effective tax rate method based on applying an anticipated annual effective tax rate in each major tax jurisdiction to the pre-tax book income or loss amounts generated in such jurisdictions. During the second quarter of 2007, as a result of the Company’s forecasted domestic pre-tax book loss for the remainder of 2007 and as a result of the anticipated impact of the 7-Eleven ATM Transaction on the Company’s forecasted domestic pre-tax book loss figures for the remainder of 2007, the Company determined that a valuation allowance should be established for the Company’s existing domestic net deferred tax asset balance as it is more likely than not that such net benefits will not be realized. Additionally, the Company determined that all future domestic tax benefits should not be recognized until it is more likely than not that such benefits will be utilized.

During the three month period ended September 30, 2007, the Company increased its domestic valuation allowance by $2.5 million, reflecting the increase in the Company’s net deferred tax asset balance subsequent to June 30, 2007. Such change was primarily due to a reduction in the estimated deferred tax liabilities associated with the Company’s interest rate swaps as a result of the interest rate declines experienced during that period, and the creation of additional net operating losses from tax deductions that are currently not anticipated to reverse prior to the expiration of such losses. Finally, during the three and nine month periods ended September 30, 2007, the Company did not record approximately $2.9 million and $5.4 million, respectively, in potential tax benefits

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with current period losses, based on the above policy. These items, coupled with the establishment of the valuation allowance during the periods ended September 30, 2007, resulted in the negative effective tax rates reflected in the table above for the 2007 periods.

In addition to the above, the Company recorded a $0.2 million deferred tax benefit during the three month period ended September 30, 2007 related to a reduction in the United Kingdom corporate statutory income tax rate from 30% to 28%. Such rate reduction, which will become effective in 2008, was formally enacted in July 2007.

12.	Commitments and Contingencies

Legal and Other Regulatory Matters

National Federation of the Blind (“NFB”).  In connection with its acquisition of the E*TRADE Access, Inc. (“ETA”) ATM portfolio in June 2004, the Company assumed ETA’s interests and liability for a lawsuit instituted in the United States District Court for the District of Massachusetts (the “Court”) by the NFB, the NFB’s Massachusetts chapter, and several individual blind persons (collectively, the “Private Plaintiffs”) as well as the Commonwealth of Massachusetts with respect to claims relating to the alleged inaccessibility of ATMs for those persons who are visually-impaired. After the acquisition of the ETA ATM portfolio, the Private Plaintiffs named Cardtronics as a co-defendant with ETA and ETA’s parent — E*Trade Bank, and the scope of the lawsuit has expanded to include both ETA’s ATMs as well as the Company’s pre-existing ATM portfolio.

In June 2007, the parties completed and executed a settlement agreement, which the Company believes will be approved by the Court. The principal objective of the settlement is for 90% of all transactions (as defined in the settlement agreement) conducted on Cardtronics’ Company-owned and merchant-owned ATMs by July 1, 2010 to be conducted at ATMs that are voice-guided. In an effort to accomplish such objective, the Company is subject to numerous interim reporting requirements and a one-time obligation to market voice-guided ATMs to a subset of its merchants that do not currently have voice-guided ATMs. Finally, the proposed settlement requires the Company to pay $900,000 in attorneys’ fees to the NFB and to make a $100,000 contribution to the Massachusetts’ local consumer aid fund. These amounts have been fully reserved for as of September 30, 2007. The Company does not believe that the settlement requirements outlined above will have a material impact on its financial condition or results of operations.

Since the above matter is being treated as a class action settlement, the Company and the Private Plaintiffs were required to give notice to the affected classes. Such notices were provided during the third quarter of 2007, which required members of the affected class to file any objections with the Court no later than October 31, 2007. It is the Company’s understanding that no meaningful objections were filed with the Court. Although no meaningful objections were filed in a timely manner, it is possible that objections could be filed before the hearing date, and the Court could consider such objections, or on its own volition, and object to the settlement. The Court has scheduled a hearing for December 4, 2007. Although the Company expects that the Court will approve the proposed settlement, if for any reason the Court refuses to approve the settlement, the lawsuit would resume and, if that occurs, the Company will continue its defense of this lawsuit in an aggressive manner.

Other matters.  In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the United States District Court for the Southern District of New York (the “Federal Action”). The complaint, which was formally served to the Company in September 2006, alleged that Cardtronics had breached an ATM operating agreement between the parties by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. As the term of the Company’s operating agreement with the Customer extends to December 2014, the Customer’s claims could exceed $12.0 million. On October 6, 2006, the Company filed a petition in the District Court of Harris County, Texas, seeking a declaratory judgment that it had not breached the ATM operating agreement. On October 10, 2006, the Customer filed a second complaint, this time in New York

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State Supreme Court, alleging the same claims it had alleged in the Federal Action. Subsequently, the Customer withdrew the Federal Action because the federal court did not have subject matter jurisdiction. Additionally, Cardtronics has voluntarily dismissed the Texas lawsuit, electing to litigate the above-described claims in the New York State Supreme Court. In response to a motion for summary judgment filed by the Customer and a cross-motion filed by the Company, the New York State Supreme Court ruled on September 21, 2007 that the Company’s interpretation of the ATM operating agreement was the appropriate interpretation and expressly rejected the Customer’s proposed interpretations. In the event the Customer appeals this ruling, the Company will continue its aggressive defense of this lawsuit. Further, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on its financial condition or results of operations.

In March 2006, the Company filed a complaint in the United States District Court in Portland, Oregon, against CGI, Inc. (“Distributor”), a distributor for the ETA ATM business acquired by the Company. The complaint alleged that the Distributor breached the parties’ agreement by directly competing with Cardtronics on certain merchant accounts. The Distributor denied such violations, alleging that an oral modification of its distributor agreement with ETA permitted such activities, and initiated a counter-claim for alleged under-payments by us. The Company expressly denied the Distributor’s allegations. On July 31, 2007, the parties executed a settlement agreement wherein neither party admitted any wrongdoing, all differences were resolved, and both parties released each other from all claims made in the lawsuit. In connection with this settlement, the Distributor agreement was re-instated in a modified form to, among other things, clarify the Distributor’s non-compete obligations. Additionally, the settlement provided for a nominal payment to the Distributor relating to payments claimed under the distributor agreement. Subsequent to the execution of the settlement agreement, both parties have operated under the revised distributorship agreement without any material issues or disputes.

The Company is also subject to various legal proceedings and claims arising in the ordinary course of its business. Additionally, the 7-Eleven Financial Services Business acquired by the Company is subject to various legal claims and proceedings in the ordinary course of its business. The Company does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on its financial condition or results of operations.

Capital and Operating Lease Obligations

As a result of the 7-Eleven ATM Transaction, the Company assumed responsibility for certain capital and operating lease contracts that will expire at various times during the next three years. Upon the fulfillment of certain payment obligations related to the capital leases, ownership of the ATMs transfers to the Company. As of September 30, 2007, approximately $2.3 million of capital lease obligations were included within the Company’s condensed consolidated balance sheet.

Additionally, in conjunction with its purchase price allocation related to the 7-Eleven ATM Transaction, the Company recorded approximately $8.7 million of other deferred liabilities (current and long-term) to value certain unfavorable equipment operating leases assumed as part of the acquisition. These liabilities are being amortized over the remaining terms of the underlying leases, the majority of which expire in late 2009, and serve to reduce ATM operating lease expense amounts to fair value. During the three and nine month periods ended September 30, 2007, the Company recognized approximately $0.7 million of operating lease expense reductions associated with the amortization of these liabilities. Upon the expiration of the operating leases, the Company will be required to renew such lease contracts, enter into new lease contracts, or purchase new or used ATMs to replace the leased equipment. If the Company decides to purchase ATMs and terminate the existing lease contracts at that time, it is currently anticipated that the Company will incur between $13.0 and $16.0 million in related capital expenditures. Additionally, in conjunction with the acquisition, the Company posted $7.5 million in letters of credit related to these operating and capital leases. See Note 7 for additional details on these letters of credit.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Derivative Financial Instruments

As a result of its variable-rate debt and ATM cash management activities, the Company is exposed to changes in interest rates (LIBOR in the United States and the United Kingdom, the federal funds effective rate in the United States, and the Mexican Interbank Rate (“TIIE”) in Mexico). It is the Company’s policy to limit the variability of a portion of its expected future interest payments as a result of changes in LIBOR by utilizing certain types of derivative financial instruments.

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

	Weighted Average
Notional Amount	Fixed Rate	Period

$300,000	4.00%	October 1, 2007 — December 31, 2007
$300,000	4.35%	January 1, 2008 — December 31, 2008
$200,000	4.36%	January 1, 2009 — December 31, 2009
$100,000	4.34%	January 1, 2010 — December 31, 2010

Additionally, in conjunction with the 7-Eleven ATM Transaction, the Company entered into a separate vault cash agreement with Wells Fargo, N.A. (“Wells Fargo”) to supply the cash that the Company utilizes for the operation of the 5,500 ATMs and Vcom units the Company acquired in that transaction. Under the terms of the vault cash agreement, the Company pays a monthly cash rental fee to Wells Fargo on the average amount of cash outstanding under a formula based on the federal funds effective rate. Subsequent to the acquisition date (July 20, 2007), the outstanding vault cash balance for the acquired 7-Eleven ATMs and Vcom units has averaged approximately $350.0 million. As a result, the Company’s exposure to changes in domestic interest rates has increased significantly. Accordingly, the Company entered into additional interest rate swaps in August 2007 to limit its exposure to changing interest-based rental rates on $250.0 million of the Company’s current and anticipated 7-Eleven ATM cash balances. The effect of these swaps was to fix the interest-based rental rate paid on the $250.0 million notional amount at 4.93% (excluding the applicable margin) through December 2010.

The Company’s interest rate swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of the Company’s interest rate swaps have been reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As of September 30, 2007, the unrealized loss on such swaps totaled approximately $2.5 million, which was down from an unrealized gain of $7.1 million as of December 31, 2006. Such decline was due to the significant drop in current and forward interest rates that occurred in the financial markets during the quarter ended September 30, 2007. The unrealized gain amount as of December 31, 2006 has been included in accumulated other comprehensive income net of income taxes of $2.7 million. However, as a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred taxes on the loss amount related to its interest rate hedges as of September 30, 2007, as management does not believe that the Company will be able to realize the benefits associated with such deferred tax positions.

Net amounts paid or received under such swaps are recorded as adjustments to the Company’s “Cost of ATM operating revenues” in the accompanying condensed consolidated statements of operations. During the nine month periods ended September 30, 2007 and 2006, gains or losses incurred as a result of ineffectiveness associated with the Company’s interest rate swaps were immaterial.

As of September 30, 2007, the Company has not entered into any derivative financial instruments to hedge its variable interest rate exposure in the United Kingdom or Mexico.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment Information

Prior to the 7-Eleven ATM Transaction, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments. As a result of the 7-Eleven ATM Transaction, the Company determined that the advanced-functionality Vcom Services provided through the acquired Vcom units are distinctly different than its other three segments and has identified the Vcom operations as an additional separate segment (“Advanced Functionality”). Accordingly, as of September 30, 2007, the Company’s operations consisted of its United States, United Kingdom, Mexico, and Advanced Functionality segments. The Company’s United States reportable segment now includes the traditional ATM operations of the acquired 7-Eleven Financial Services Business, including the traditional ATM activities conducted on the Vcom units. While each of these reportable segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately, as they require different marketing and business strategies.

Management uses earnings before interest expense, income taxes, depreciation expense, accretion expense, and amortization expense (“EBITDA”) to assess the operating results and effectiveness of its business segments. Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with GAAP. Below is a reconciliation of EBITDA to net loss for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)

EBITDA	$16,741	$13,323	$37,722	$38,552
Depreciation and accretion expense	6,961	5,214	18,541	14,072
Amortization expense	9,204	2,263	14,062	9,610
Interest expense, net, including the amortization and write-off of financing costs and bond discounts	8,984	6,233	21,592	18,769
Income tax provision (benefit)	2,275	(60)	3,212	(1,217)

Net loss	$(10,683)	$(327)	$(19,685)	$(2,682)

The following tables reflect certain financial information for each of the Company’s reportable segments for the three and nine month periods ended September 30, 2007 and 2006, and as of September 30, 2007 and

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006. All intercompany transactions between the Company’s reportable segments have been eliminated.

	For the Three Months Ended September 30, 2007
		United		Advanced
	United States	Kingdom	Mexico	Functionality	Eliminations	Total
			(In thousands)

Revenue from external customers	$91,259	$17,192	$1,451	$685	$—	$110,587
Cost of revenues	69,586	12,339	1,152	2,644	—	85,721
Selling, general, and administrative expense	6,091	1,116	344	121	(51)	7,621
EBITDA	$15,036	$3,611	$(50)	$(2,080)	$224	$16,741
Depreciation and accretion expense	$4,862	$1,997	$93	$—	$9	$6,961
Amortization expense	8,743	449	12	—	—	9,204
Interest expense, net	7,778	1,124	82	—	—	8,984
Capital expenditures(1)(2)	$9,685	$9,833	$865	$226	$—	$20,609
Additions to equipment to be leased to customers	—	—	(10)	—	—	(10)

	For the Three Months Ended September 30, 2006
		United		Advanced
	United States	Kingdom	Mexico	Functionality	Eliminations	Total
			(In thousands)

Revenue from external customers	$64,346	$11,747	$272	$—	$—	$76,365
Intersegment revenues	46	—	—	—	(46)	—
Cost of revenues	49,550	7,719	144	—	(28)	57,385
Selling, general, and administrative expense	4,814	803	194	—	—	5,811
EBITDA	$10,259	$3,210	$(128)	$—	$(18)	$13,323
Depreciation and accretion expense	$4,096	$1,106	$12	$—	$—	$5,214
Amortization expense	1,888	342	33	—	—	2,263
Interest expense, net	5,416	831	(14)	—	—	6,233
Capital expenditures(1)(2)	$8,592	$5,744	$91	$—	$—	$14,427

	For the Nine Months Ended September 30, 2007
		United		Advanced
	United States	Kingdom	Mexico	Functionality	Eliminations	Total
			(In thousands)

Revenue from external customers	$213,186	$45,533	$2,940	$685	$—	$262,344
Intersegment revenues	(82)	—	—	—	82	—
Cost of revenues	165,188	32,650	2,454	2,644	(50)	202,886
Selling, general, and administrative expense	16,735	3,152	961	121	16	20,985
EBITDA	$30,773	$9,394	$(491)	$(2,080)	$126	$37,722
Depreciation and accretion expense	$13,392	$5,007	$162	$—	$(20)	$18,541
Amortization expense	12,747	1,278	37	—	—	14,062
Interest expense, net	18,262	3,156	174	—	—	21,592
Capital expenditures(1)(2)	$21,795	$21,058	$2,259	$226	$—	$45,338
Additions to equipment to be leased to customers	—	—	412	—	—	412

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30, 2006
		United		Advanced
	United States	Kingdom	Mexico	Functionality	Eliminations	Total
			(In thousands)

Revenue from external customers	$188,903	$29,383	$474	$—	$—	$218,760
Intersegment revenues	(216)	—	—	—	216	—
Cost of revenues	145,767	19,456	295	—	(151)	165,367
Selling, general, and administrative expense	12,979	2,372	361	—	(3)	15,709
EBITDA	$31,378	$7,394	$(155)	$—	$(65)	$38,552
Depreciation and accretion expense	$10,979	$3,067	$26	$—	$—	$14,072
Amortization expense	8,698	879	33	—	—	9,610
Interest expense, net	16,353	2,415	1	—	—	18,769
Capital expenditures(1)(2)	$16,749	$9,052	$220	$—	$—	$26,021

(1)	Capital expenditure amounts presented above include payments made for exclusive license agreements and site acquisition costs.

(2)	Capital expenditure amounts for Cardtronics Mexico are reflected gross of any minority interest amounts. Additionally, the 2006 capital expenditure amount excludes the Company’s initial $1.0 million investment in Cardtronics Mexico.

Identifiable Assets:

	September 30, 2007	December 31, 2006
	(In thousands)

United States	$396,339	$238,127
United Kingdom	148,467	126,070
Mexico	9,730	3,559
Advanced Functionality	7,665	—

Total	$562,201	$367,756

15.	New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes.  During the first quarter of 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company applied the provisions of FIN 48 to all tax positions upon its initial adoption effective January 1, 2007, and determined that no cumulative effect adjustment was required as of such date. As of September 30, 2007, the Company had a $0.2 million reserve for uncertain tax positions recorded pursuant to FIN 48.

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

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, this statement will have on its financial statements.

Registration Payment Arrangements.  In December 2006, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. Specifically, FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The guidance contained in this standard amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as well as FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this standard. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this standard, the guidance in the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company’s adoption of this standard on January 1, 2007 had no impact on its financial statements. The Company is currently evaluating the impact that the implementation of FSP EITF 00-19-2 may have on its financial statements as it relates to the Company’s issuance of $100.0 million of Series B Notes in July 2007. The Company has agreed to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of its debt securities registered under the Securities Act and to use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes.

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

Cardtronics Mexico Capital Contribution.  In June 2007, the Company purchased an additional 1,177,429 shares of Class B preferred stock issued by Cardtronics Mexico for approximately $0.2 million. The Company’s 51.0% ownership interest in Cardtronics Mexico did not change as a result of this purchase, as a minority interest shareholder has entered into an agreement to purchase a pro rata amount of Class A preferred stock at the same price. In August 2007, the minority interest shareholder funded the $0.2 million purchase consideration related to its additional share purchase. As of the date of contribution, the cumulative losses generated by Cardtronics Mexico and allocable to such minority interest shareholder had exceeded the minority interest shareholders equity investment in Cardtronics Mexico. Accordingly, incremental losses generated by Cardtronics Mexico have been (and continue to be) allocated 100% to Cardtronics. As the incremental losses previously allocated to Cardtronics on behalf of the minority interest shareholders exceeded the $0.2 million minority interest contribution, 100% of this contribution was recognized by Cardtronics as income.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All future losses generated by Cardtronics Mexico will continue to be allocated 100% to Cardtronics until such time that Cardtronics Mexico generates a cumulative amount of earnings sufficient to cover all excess losses allocable to the Company, or until such time that the minority interest shareholders contribute additional equity to Cardtronics Mexico in an amount sufficient to cover such losses.

Common Stock Repurchase.  During the three months ended September 30, 2006, the Company repurchased 15,255 shares of the Company’s common stock held by certain of the Company’s executive officers for approximately $1.3 million in proceeds. Such proceeds were primarily utilized by the executive officers to repay certain loans, including all accrued and unpaid interest related thereto, made between such executive officers and the Company in 2003. Such loans were required to be repaid pursuant to SEC rules and regulations prohibiting registrants from having loans with executive officers. This was effective as a result of the successful registration of the Company’s senior subordinated notes with the SEC in September 2006.

17.	Supplemental Guarantor Financial Information

The Company’s senior subordinated notes issued in August 2005, as well as its Series B Notes issued in July 2007, are guaranteed on a full and unconditional basis by the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations for the three and nine month periods ended September 30, 2007 and 2006, the condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, and the condensed consolidating statements of cash flows for the nine month periods ended September 30, 2007 and 2006, of (i) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (the “Parent”); (ii) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (iii) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$91,944	$18,643	$—	$110,587
Operating costs and expenses	320	91,727	17,502	(42)	109,507

Operating (loss) income	(320)	217	1,141	42	1,080
Interest expense, net	2,142	5,636	1,206	—	8,984
Equity in (earnings) losses of subsidiaries	6,005	—	—	(6,005)	—
Other (income) expense, net	—	547	131	(174)	504

(Loss) income before income taxes	(8,467)	(5,966)	(196)	6,221	(8,408)
Income tax provision (benefit)	2,432	53	(210)	—	2,275

Net (loss) income	(10,899)	(6,019)	14	6,221	(10,683)
Preferred stock accretion expense	67	—	—	—	67

Net (loss) income available to common stockholders	$(10,966)	$(6,019)	$14	$6,221	$(10,750)

	Three Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$64,392	$12,019	$(46)	$76,365
Operating costs and expenses	311	60,037	10,353	(28)	70,673

Operating (loss) income	(311)	4,355	1,666	(18)	5,692
Interest expense, net	2,229	3,187	817	—	6,233
Equity in (earnings) losses of subsidiaries	(1,778)	—	—	1,778	—
Other (income) expense, net	—	(184)	78	(48)	(154)

(Loss) income before income taxes	(762)	1,352	771	(1,748)	(387)
Income tax (benefit) provision	(405)	63	282	—	(60)

Net (loss) income	(357)	1,289	489	(1,748)	(327)
Preferred stock accretion expense	67	—	—	—	67

Net (loss) income available to common stockholders	$(424)	$1,289	$489	$(1,748)	$(394)

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$213,953	$48,473	$(82)	$262,344
Operating costs and expenses	909	209,918	45,701	(54)	256,474

Operating (loss) income	(909)	4,035	2,772	(28)	5,870
Interest expense, net	6,502	11,760	3,330	—	21,592
Equity in (earnings) losses of subsidiaries	9,240	—	—	(9,240)	—
Other (income) expense, net	(112)	684	353	(174)	751

(Loss) income before income taxes	(16,539)	(8,409)	(911)	9,386	(16,473)
Income tax provision (benefit)	3,292	158	(238)	—	3,212

Net (loss) income	(19,831)	(8,567)	(673)	9,386	(19,685)
Preferred stock accretion expense	200	—	—	—	200

Net (loss) income available to common stockholders	$(20,031)	$(8,567)	$(673)	$9,386	$(19,885)

	Nine Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$189,119	$29,857	$(216)	$218,760
Operating costs and expenses	796	177,627	26,489	(154)	204,758

Operating (loss) income	(796)	11,492	3,368	(62)	14,002
Interest expense, net	6,335	10,018	2,416	—	18,769
Equity in (earnings) losses of subsidiaries	(2,898)	—	—	2,898	—
Other (income) expense, net	—	(956)	133	(45)	(868)

(Loss) income before income taxes	(4,233)	2,430	819	(2,915)	(3,899)
Income tax (benefit) provision	(1,568)	37	314	—	(1,217)

Net (loss) income	(2,665)	2,393	505	(2,915)	(2,682)
Preferred stock accretion expense	199	—	—	—	199

Net (loss) income available to common stockholders	$(2,864)	$2,393	$505	$(2,915)	$(2,881)

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

	As of September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Assets:
Cash and cash equivalents	$14	$5,527	$577	$—	$6,118
Receivables, net	(4,104)	21,067	3,322	3,791	24,076
Other current assets	1,051	7,879	8,647	(328)	17,249

Total current assets	(3,039)	34,473	12,546	3,463	47,443
Property and equipment, net	—	90,203	48,336	(215)	138,324
Intangible assets, net	9,074	110,305	15,311	—	134,690
Goodwill	—	150,627	85,861	—	236,488
Investments and advances to subsidiaries	65,906	—	—	(65,906)	—
Intercompany receivable	(636)	6,226	(5,590)	—	—
Prepaid and other assets	359,675	3,523	1,733	(359,675)	5,256

Total assets	$430,980	$395,357	$158,197	$(422,333)	$562,201

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt and notes payable	$—	$—	$529	$—	$529
Current portion of capital leases	—	1,098	—	—	1,098
Current portion of other long-term liabilities	—	12,399	153	—	12,552
Accounts payable and accrued liabilities	6,369	47,727	21,453	3,469	79,018

Total current liabilities	6,369	61,224	22,135	3,469	93,197
Long-term debt, less current portion	401,559	266,925	97,291	(359,675)	406,100
Capital leases	—	1,183	—	—	1,183
Deferred tax liability	5,587	1,230	3,126	—	9,943
Asset retirement obligations	—	11,946	4,446	—	16,392
Other non-current liabilities and minority interest	—	17,425	496	—	17,921

Total liabilities	413,515	359,933	127,494	(356,206)	544,736
Preferred stock	76,794	—	—	—	76,794
Stockholders’ equity (deficit)	(59,329)	35,424	30,703	(66,127)	(59,329)

Total liabilities and stockholders’ deficit	$430,980	$395,357	$158,197	$(422,333)	$562,201

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Assets:
Cash and cash equivalents	$97	$1,818	$803	$—	$2,718
Receivables, net	3,463	13,068	1,966	(3,606)	14,891
Other current assets	544	14,069	6,204	(39)	20,778

Total current assets	4,104	28,955	8,973	(3,645)	38,387
Property and equipment, net	—	59,512	27,326	(170)	86,668
Intangible assets, net	6,982	45,757	15,024	—	67,763
Goodwill	—	86,702	82,861	—	169,563
Investments and advances to subsidiaries	81,076	—	—	(81,076)	—
Intercompany receivable	(122)	5,046	(4,924)	—	—
Prepaid and other assets	211,175	5,006	369	(211,175)	5,375

Total assets	$303,215	$230,978	$129,629	$(296,066)	$367,756

Liabilities and Stockholders’ Deficit:
Current portion of long-term debt and notes payable	$—	$—	$194	$—	$194
Current portion of other long-term liabilities	—	2,458	43	—	2,501
Accounts payable and accrued liabilities	8,458	32,202	14,218	(3,622)	51,256

Total current liabilities	8,458	34,660	14,455	(3,622)	53,951
Long-term debt, less current portion	251,883	132,351	79,641	(211,174)	252,701
Deferred tax liability	3,340	1,040	3,245	—	7,625
Asset retirement obligations	—	7,673	2,316	—	9,989
Other non-current liabilities and minority interest	108	3,806	150	—	4,064

Total liabilities	263,789	179,530	99,807	(214,796)	328,330
Preferred stock	76,594	—	—	—	76,594
Stockholders’ equity (deficit)	(37,168)	51,448	29,822	(81,270)	(37,168)

Total liabilities and stockholders’ deficit	$303,215	$230,978	$129,629	$(296,066)	$367,756

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Net cash (used in) provided by operating activities	$(4,328)	$25,198	$14,319	$—	$35,189

Capital expenditures, net	—	(21,711)	(22,243)	—	(43,954)
Payments for exclusive license agreements and site acquisition costs	—	(307)	(1,074)	—	(1,381)
Additions to equipment to be leased to customers, net of principal payments received	—	—	(390)	—	(390)
Acquisition of 7-Eleven Financial Services Business, net of cash acquired	—	(138,570)	—	—	(138,570)
Proceeds from sale of Winn-Dixie equity securities	—	3,950	—	—	3,950
Proceeds received out of escrow related to BASC acquisition	—	876	—	—	876

Net cash used in investing activities	—	(155,762)	(23,707)	—	(179,469)

Proceeds from issuance of long-term debt	169,434	155,934	8,872	(163,982)	170,258
Repayments of long-term debt	(22,000)	(21,609)	(114)	21,360	(22,363)
Issuance of long-term notes receivable	(163,982)	—	—	163,982	—
Payments received on long-term notes receivable	21,360	—	—	(21,360)	—
Proceeds from borrowings under bank overdraft facility, net	—	—	54	—	54
Issuance of capital stock	46	(363)	363	—	46
Minority interest shareholder capital contribution	—	174	—	—	174
Other financing activities	(613)	137	—	—	(476)

Net cash provided by financing activities	4,245	134,273	9,175	—	147,693

Effect of exchange rate changes on cash	—	—	(13)	—	(13)

Net increase (decrease) in cash and cash equivalents	(83)	3,709	(226)	—	3,400
Cash and cash equivalents at beginning of period	97	1,818	803	—	2,718

Cash and cash equivalents at end of period	$14	$5,527	$577	$—	$6,118

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Net cash (used in) provided by operating activities	$(11,866)	$20,876	$7,857	$—	$16,867

Capital expenditures, net	—	(15,196)	(8,883)	—	(24,079)
Payments for exclusive license agreements and site acquisition costs	—	(1,544)	(298)	—	(1,842)
Acquisitions, net of cash acquired	(1,039)	27	—	1,000	(12)

Net cash (used in) provided by investing activities	(1,039)	(16,713)	(9,181)	1,000	(25,933)

Proceeds from issuance of long-term debt	30,300	9,900	—	(9,900)	30,300
Repayments of long-term debt	(22,000)	(14,900)	—	14,900	(22,000)
Issuance of long-term notes receivable	(9,900)	—	—	9,900	—
Payments received on long-term notes receivable	14,900	—	—	(14,900)	—
Issuance of capital stock	—	—	1,000	(1,000)	—
Purchase of treasury stock	(50)	—	—	—	(50)
Other financing activities	(447)	(30)	—	—	(477)

Net cash provided by (used in) financing activities	12,803	(5,030)	1,000	(1,000)	7,773
Effect of exchange rate changes on cash	—	—	69	—	69

Net decrease in cash and cash equivalents	(102)	(867)	(255)	—	(1,224)
Cash and cash equivalents at beginning of period	118	1,544	37	—	1,699

Cash and cash equivalents at end of period	$16	$677	$(218)	$—	$475

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are identified by the use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would”, and similar expressions that contemplate future events. Numerous important factors, risks, and uncertainties may affect our operating results, including, without limitation, risks and uncertainties relating to trends in ATM usage and alternative payment options; changes in the ATM transaction fees the Company receives; decreases in the number of ATMs that can be placed with the Company’s top merchants; the Company’s reliance on third parties for cash management and other key outsourced services; changes in interest rates; declines in, or system failures that interrupt or delay, ATM transactions; the Company’s ability to continue to execute its growth strategies; risks associated with the acquisition of other ATM networks; increased industry competition; increased regulation and regulatory uncertainty; changes in ATM technology; changes in foreign currency rates; and general and economic conditions. As a result, our future results may differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf, and there can be no assurance that future results will meet expectations. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the SEC from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

Overview

As of September 30, 2007, we operated a network of approximately 31,500 ATMs operating in all 50 states and within the United Kingdom and Mexico. Our extensive ATM network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally-known merchants pursuant to which we operate ATMs in their locations. We deploy ATMs under two distinct arrangements with our merchant partners: Company-owned and merchant-owned.

Company-owned. Under a Company-owned arrangement, we own or lease the ATM and are responsible for controlling substantially all aspects of its operation. These responsibilities include what we refer to as first line maintenance, such as replacing paper, clearing paper or bill jams, resetting the ATM, any telecommunications and power issues, or other maintenance activities that do not require a trained service technician. We are also responsible for what we refer to as second line maintenance, which includes more complex maintenance procedures that require trained service technicians and often involve replacing component parts. In addition to first and second line maintenance, we are responsible for arranging for cash, cash loading, supplies, telecommunications service, and all other services required for the operation of the ATM, other than electricity. We typically pay a fee, either periodically, on a per-transaction basis, or a combination of both, to the merchant on whose premises the ATM is physically located. We operate a limited number of our Company-owned ATMs on a merchant-assisted basis. In these arrangements, we own the ATM and provide all transaction processing services, but the merchant generally is responsible for providing and loading cash for the ATM and performing first line maintenance.

Typically, we deploy ATMs under Company-owned arrangements for our national and regional merchant customers. Such customers include 7-Eleven, BP Amoco, Chevron, Costco, CVS/Pharmacy, Duane Reade, ExxonMobil, Hess Corporation, Sunoco, Target, Walgreens, and Winn-Dixie in the United States; Alfred Jones, Martin McColl, McDonalds, The Noble Organisation, Odeon Cinemas, Spar, Tates, and Vue Cinemas in the United Kingdom; and Fragua and OXXO in Mexico. Because Company-owned locations are controlled by us (i.e., we control the uptime of the machines), are usually located in major national chains, and are thus more likely candidates for additional sources of revenue such as bank branding, they generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of September 30, 2007, we operated approximately 19,600 ATMs under Company-owned arrangements.

Merchant-owned. Under a merchant-owned arrangement, the merchant owns the ATM and is responsible for its maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with our smaller, independent merchant customers. In situations where a merchant purchases an ATM from us, the merchant normally retains responsibility for providing cash for the ATM and all maintenance as well as the responsibility for cash loading, supplies, telecommunication, and electrical services. Under these arrangements, we provide all transaction processing services (e.g., monitoring, maintenance requiring a technician, etc.). Because the merchant bears more of the costs associated with operating ATMs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a Company-owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and/or second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of September 30, 2007, we operated approximately 11,900 ATMs under merchant-owned arrangements.

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

In-house transaction processing.  We are in the process of converting our ATMs from various third-party transaction processing companies to our own in-house transaction processing platform, thus providing us with the ability to control the processing of transactions conducted on our network of ATMs. We expect that this move will provide us with the ability to control the content of the information appearing on the screens of our ATMs, which should in turn serve to increase the types of products and services that we will be able to offer to financial institutions. For example, with the ability to control screen flow, we expect to be able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, we expect that this move will provide us with future operational cost savings in terms of lower overall processing costs. We currently expect that it will cost us approximately $3.0 million to convert our current network of ATMs over to our in-house transaction processing switch, of which approximately $1.7 million has been incurred through September 30, 2007. As discussed above, our in-house transaction processing efforts are focused on controlling the flow and content of information on the ATM screen; however, we will continue to rely on third party service providers to handle the back-end connections to the electronic funds transfer (“EFT”) networks and various fund settlement and reconciliation processes for our Company-owned accounts. As of October 31, 2007, we had converted approximately 10,000 ATMs over to our in-house transaction processing platform, and we currently expect to complete this initiative by December 31, 2008.

Recent Events

7-Eleven ATM Transaction.  On July 20, 2007, we acquired substantially all of the assets of the financial services business of 7-Eleven (“7-Eleven Financial Services Business”) for approximately $138.0 million in cash. Such amount included a $2.0 million payment for estimated acquired working capital and approximately $1.0 million in other related closing costs. Subsequent to September 30, 2007, the working capital payment was reduced to $1.3 million based on the actual working capital amounts outstanding as of the acquisition date, thus reducing the Company’s overall cost of the acquisition to $137.3 million. The acquisition included approximately 5,500 ATMs located in 7-Eleven stores throughout the United States, of which approximately 2,000 are advanced-functionality financial self-service kiosks branded as “Vcomtm” terminals that are capable of providing more sophisticated financial services, such as check-cashing, off-premise deposit taking using electronic imaging, money transfer, bill payment services, and other kiosk-based financial services (collectively, the “Vcom Services”). In connection with the 7-Eleven ATM Transaction, we entered into a placement agreement that will provide us, subject to certain conditions, a ten-year exclusive right to operate all ATMs and Vcom units in 7-Eleven locations throughout the United States, including any new stores opened or acquired by 7-Eleven.

The operating results of our United States segment now include the results of the traditional ATM operations of the acquired 7-Eleven Financial Services Business, including the traditional ATM activities conducted on the Vcom units. Additionally, as a result of the distinctly different functionality provided by and expected economic results of the Vcom Services, such operations have been identified as a separate reportable segment. Because of the significance of this acquisition, our operating results for the three and nine month periods ended September 30, 2007 and our future operating results will not be comparable to our historical results. In particular, we expect a number of our revenue and expense line items to increase substantially as a result of this acquisition. While we expect our revenues and gross profits to increase substantially as a result of the 7-Eleven ATM Transaction, such amounts will initially be partially offset by higher operating expense amounts, including higher selling, general, and administrative expenses associated with running the combined operations. Additionally, depreciation, amortization, and accretion expense amounts will increase significantly as a result of the tangible and intangible assets recorded as part of the acquisition. Furthermore, because we financed the acquisition through the issuance of additional senior subordinated notes and borrowings under our amended revolving credit facility, our interest expense, including the amortization of the related deferred financing costs, will increase significantly.

Historically, the Vcom Services have generated operating losses (excluding upfront placement fees, which are unlikely to recur at such levels in the future). We estimate that such losses totaled approximately $6.6 million and $7.8 million for the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively. Despite these losses, we plan to continue to operate the Vcom units and work to restructure the Vcom Services to improve the underlying financial results of that portion of our business. By continuing to provide the Vcom Services for a period of 12-18 months following the acquisition, we currently expect that we may incur up to $10.0 million in operating losses, including potential contract termination costs. Subsequent to our acquisition on July 20, 2007 and through September 30, 2007, the Vcom Services generated an operating loss of $2.1 million, a level consistent with our expectations at closing. In the event we are unsuccessful in our efforts and our cumulative losses reach $10.0 million (including termination costs, which we currently estimate would be approximately $1.5 million), our current intent is to terminate the Vcom Services and utilize the existing Vcom machines to provide traditional ATM services. If we terminate the Vcom Services, we believe that the financial results of the acquired 7-Eleven operations would improve considerably. However, until the Vcom Services are successfully restructured or terminated, they are expected to have a continuing negative impact on our ongoing domestic operating results and related margins.

Financing Transactions.  On September 7, 2007, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) relating to an initial public offering of shares of our common stock. We filed an amendment to that registration statement on October 12, 2007, in which we disclosed our intent to offer a total of 16.7 million shares of our common stock at an estimated price range of $14 to $16 per share (after taking into account an anticipated 9.6259:1 stock split that will occur immediately prior to the offering). Of the expected 16.7 million shares to be sold, we anticipate selling half of those shares, with the remaining share amounts to be sold by existing shareholders. Assuming the mid-point of the price range noted above, we anticipate raising approximately $125.0 million in proceeds (before deducting estimated underwriting discounts and commissions and estimated offering expenses), which we intend to utilize to pay down borrowings outstanding under our credit facility and for general corporate purposes. Because this offering has not yet occurred, the share and per share information presented in this Quarterly Report on Form 10-Q does not reflect the effects of the aforementioned stock split. The closing of the offering remains subject to numerous risks and uncertainties, as described more fully in the registration statement, and there is no guarantee as to when or if the offering will close.

On July 20, 2007, we sold $100.0 million of 9 1/4% senior subordinated notes due 2013 — Series B (the “Series B Notes”) pursuant to Rule 144A of the Securities Act of 1933 to help fund the 7-Eleven ATM Transaction. The form and terms of the Series B Notes are substantially the same as the form and terms of the $200.0 million senior subordinated notes issued in August 2005, except that (i) the notes issued in August 2005 have been registered with the Securities and Exchange Commission while the Series B Notes remain subject to transfer restrictions until we complete an exchange offer, and (ii) the Series B Notes were issued with Original Issue Discount and have an effective yield of 9.54%. We agreed to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of our debt securities registered under the Securities Act with terms identical to those of the Series B

Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) and to use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes. If we fail to satisfy our registration obligations, we will be required, under certain circumstances, to pay additional interest to the holders of the Series B Notes.

In July 2007, in conjunction with the 7-Eleven ATM Transaction, we amended our revolving credit facility to, among other things, (i) increase the maximum borrowing capacity under the revolver from $125.0 million to $175.0 million in order to partially finance the 7-Eleven ATM transaction and to provide additional financial flexibility; (ii) increase the amount of “indebtedness” (as defined in the Credit Agreement) to allow for the new issuance of the notes described above; (iii) extend the term of the Credit Agreement from May 2010 to May 2012; (iv) increase the amount of capital expenditures we can incur on a rolling 12-month basis from $60.0 million to a maximum of $75.0 million; and (v) amend certain restrictive covenants contained within the facility. This amendment, which was contingent upon the closing of the acquisition of the ATM business of 7-Eleven, became effective on July 20, 2007.

In May 2007, we amended our revolving credit facility to modify, among other items, (i) the interest rate spreads on outstanding borrowings and other pricing terms and (ii) certain restrictive covenants contained within the facility. Such modification will allow for reduced interest expense in future periods, assuming a constant level of borrowing.

Merchant-owned account attrition.  In general, we have experienced nominal turnover among our customers with whom we enter into Company-owned arrangements and have been very successful in negotiating contract renewals with such customers. Conversely, we have historically experienced a higher turnover rate among our smaller merchant-owned customers, with our domestic merchant-owned account base declining by approximately 1,000 machines from September 30, 2006 to September 30, 2007. While part of this attrition was due to an internal initiative launched by us in 2006 to aggressively identify and either restructure or eliminate certain underperforming merchant-owned accounts, an additional driver of this attrition was local and regional independent ATM service organizations targeting our smaller merchant-owned accounts upon the termination of the merchants’ contracts with us, or upon a change in the merchants’ ownership, which can be a common occurrence. Accordingly, we launched an internal initiative to identify and retain those merchant-owned accounts where we believe it made economic sense to do so. Our retention efforts to date have been successful, as we have seen a decline in the attrition rates in the current year compared to 2006. Specifically, our attrition rate during the nine months ended September 30, 2007 was approximately 500 ATMs compared to approximately 1,500 ATMs during the same period of 2006. However, we still cannot predict whether such efforts will continue to be successful in reducing the aforementioned attrition rate. Furthermore, because of our efforts to eliminate certain underperforming accounts, we may continue to experience the aforementioned downward trend in our merchant-owned account base for the foreseeable future. Finally, because the EFT networks have required that all ATMs be compliant with the Triple Data Encryption Standard (“Triple-DES”, meaning data sent to and from ATMs must be triple encrypted) by the end of 2007, we believe that it is likely that we will lose additional merchant-owned accounts and the related ATMs during the remainder of this year and during the first quarter of 2008 as some merchants with low transacting ATMs may decide to dispose of their ATMs rather than incur the costs to upgrade or replace their existing machines.

Intangible asset impairments.  During the nine months ended September 30, 2007, we recorded approximately $5.3 million of impairment charges related to our intangible assets, of which $5.1 million relates to an impairment recorded for a single merchant contract acquired in 2004. We have continued to monitor the ATM operations agreement with this particular merchant customer as the future cash flows associated with that contract may be insufficient to support the related unamortized intangible and tangible asset values. We have also been in discussions with this particular merchant customer regarding additional services that could be offered under the existing contract to increase the number of transactions conducted on, and cash flows generated by, the underlying ATMs. However, we were unable to make any progress in this regard during the quarter ended September 30, 2007, and, based on discussions that have been held with this merchant, have concluded that the likelihood of being able to provide such additional services has decreased considerably. Furthermore, average monthly transaction volumes associated with this particular contract have continued to decrease in 2007 when compared to the same period last year. Accordingly, we concluded that the above impairment charge was warranted as of September 30, 2007. The impairment charge recorded served to write-off the remaining unamortized intangible asset associated with this merchant.

We plan to continue to work with this merchant customer to offer the additional services noted above, which we believe could significantly increase the future cash flows earned under this contract. Absent our ability to do this, we will attempt to restructure the terms of the existing contract in an effort to improve the underlying cash flows associated with such contract.

Valuation allowance.  During the three and nine month periods ended September 30, 2007, we recorded $2.5 million and $3.4 million of valuation allowances to reserve for the estimated net deferred tax asset balance associated with our domestic operations. Additionally, during the second quarter of 2007, we changed our estimated domestic effective federal and state income tax rates for the remainder of 2007. Such adjustments were based, in part, on the expectation of increased pre-tax book losses through the remainder of 2007, primarily as a result of the additional interest expense associated with the 7-Eleven ATM Transaction, coupled with the anticipated losses associated with the acquired Vcom operations.

Results of Operations

The following table sets forth our condensed consolidated statements of operations information as a percentage of total revenues for the periods indicated. Figures may not add due to rounding.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues:
ATM operating revenues	96.1%	95.4%	96.0%	95.8%
Vcom operating revenues	0.6	—	0.3	—
ATM product sales and other revenues	3.3	4.6	3.7	4.2

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below)(1)	72.3	71.1	72.8	71.9
Cost of Vcom operating revenues	2.4	—	1.0	—
Cost of ATM product sales and other revenues	2.8	4.1	3.5	3.7

Total cost of revenues	77.5	75.1	77.3	75.6

Gross profit	22.5	24.9	22.7	24.4
Operating expenses:
Selling, general, and administrative expenses	6.9	7.6	8.0	7.2
Depreciation and accretion expense	6.3	6.8	7.1	6.4
Amortization expense(2)	8.3	3.0	5.4	4.4

Total operating expenses	21.5	17.4	20.4	18.0

Income from operations	1.0	7.5	2.2	6.4
Other expense (income):
Interest expense, net	8.1	8.2	8.2	8.6
Minority interest in subsidiary	(0.2)	(0.1)	(0.1)	(0.1)
Other	0.6	(0.1)	0.4	(0.3)

Total other expense	8.6	8.0	8.5	8.2

Loss before income taxes	(7.6)	(0.5)	(6.3)	(1.8)
Income tax provision (benefit)	2.1	(0.1)	1.2	(0.6)

Net loss	(9.7)%	(0.4)%	(7.5)%	(1.2)%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $15.7 million and $7.1 million for the three month periods ended September 30, 2007 and 2006, respectively, and $31.3 million and $22.6 million for the nine month periods ended September 30, 2007 and 2006, respectively.

(2)	Includes pre-tax impairment charges of $5.1 million for the three month period ended September 30, 2007 and $5.3 million and $2.8 million for the nine month periods ended September 30, 2007 and 2006, respectively.

Key Operating Metrics

The following table sets forth information regarding key measures we rely on to gauge our operating performance, including total withdrawal transactions, withdrawal transactions per ATM, and gross profit and gross profit margin per withdrawal transaction for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Average number of transacting machines:
United States: Company-owned	11,347	11,186	11,424	11,023
United States: Merchant-owned	11,691	13,023	11,811	13,451
United States: 7-Eleven Financial Services Business(1)	4,170	—	1,668	—
United Kingdom	1,794	1,212	1,602	1,147
Mexico(2)	878	305	644	292

Total average number of transaction machines	29,880	25,726	27,149	25,913
Total transactions (in thousands)	73,007	44,736	166,183	128,539
Monthly total transactions per ATM	814	580	680	551
Total withdrawal transactions (in thousands)	49,710	32,241	113,934	93,756
Monthly withdrawal transactions per ATM	555	418	466	402
Per ATM per month:
ATM operating revenues	$1,185	$944	$1,031	$898
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)(3)	892	703	782	674

ATM operating gross profit(3)(4)	$293	$241	$249	$224

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)(3)(5)	24.7%	25.5%	24.1%	25.0%

(1)	The 2007 average numbers of transacting ATMs for the 7-Eleven Financial Services Business represent the average number of ATM and Vcom units beginning from the acquisition date (July 20, 2007) and continuing through September 30, 2007.

(2)	The 2006 year-to-date average number of transacting ATMs for our Mexico operations represents the average number of ATM beginning from the acquisition date (February 8, 2006) and continuing through September 30, 2006.

(3)	Excludes effects of depreciation, accretion, and amortization expense of $15.7 million and $7.1 million for the three month periods ended September 30, 2007 and 2006, respectively, and $31.3 million and $22.6 million for the nine month periods ended September 30, 2007 and 2006, respectively.

(4)	ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs. The revenue and expenses from ATM equipment sales, Vcom Services, and other ATM-related services are not included.

(5)	The decrease in ATM operating gross profit margins in 2007 is primarily due to higher vault cash costs and costs incurred in connection with our Triple-DES and in-house processing conversion costs.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)

ATM operating revenues	$106,234	$72,887	45.8%	$251,854	$209,542	20.2%
Vcom operating revenues	685	—	100.0%	685	—	100.0%
ATM product sales and other revenues	3,668	3,478	5.5%	9,805	9,218	6.4%

Total revenues	$110,587	$76,365	44.8%	$262,344	$218,760	19.9%

ATM operating revenues.  For the three month period ended September 30, 2007, our ATM operating revenues increased 45.8% when compared with the same period in prior year. This increase was a result of approximately 55% growth in ATM operating revenues generated by our international operations, 50% growth in bank and networking branding revenues generated by our pre-existing domestic business (i.e., our domestic portfolio prior to the 7-Eleven ATM Transaction), and $29.4 million of incremental revenues as a result of our July 2007 acquisition of the ATM operations of the 7-Eleven Financial Services Business.

During the three months ended September 30, 2007, our United States segment experienced a $26.9 million, or 44.2%, increase in ATM operating revenues over the same period in prior year. This increase was primarily the result of the incremental revenues earned during the period as a result of our July 2007 acquisition of the ATM operations of the 7-Eleven Financial Services Business, which generated $26.4 million of surcharge and interchange revenues and $3.0 million of bank and network branding revenues during the third quarter. Additionally, bank and network branding revenues generated by our pre-existing domestic operations increased $2.3 million, or approximately 50%, when compared to the third quarter of 2006, as a result of additional branding agreements entered into with financial institutions during the past twelve months. The incremental ATM-related revenues resulting from the 7-Eleven ATM Transaction and additional branding agreements were partially offset by lower revenues from our pre-existing domestic operations, which experienced a year-over-year decline in surcharge, interchange, and other transaction-based revenues primarily as a result of the decrease in the number of transacting merchant-owned ATMs under contract by 1,000 ATMs from September 30, 2006 to September 30, 2007. The lower machine count resulted in a decline in ATM operating revenues from our merchant-owned ATM base by roughly $3.4 million, or 12.8%, compared to the same period in the prior year. In the future, we expect that revenues from the additional opportunities afforded to us as a result of the increase in our Company-owned machine count, which include bank and networking branding arrangements, will more than offset the decline in revenues resulting from the decreased number of merchant-owned machines.

During the three months ended September 30, 2007, our United Kingdom segment experienced a $5.4 million, or 46.5%, increase in ATM operating revenues over the same period in 2006. This increase primarily resulted from a 48% increase in the average number of transacting ATMs compared to the same period in 2006 due to the deployment of additional ATMs during the latter half of 2006 and first nine months of 2007. Also contributing to the increase were favorable foreign currency exchange rates during the period, which contributed to approximately 23% of the $5.4 million increase in ATM operating revenues from our United Kingdom segment over the same period in 2006. Our Mexico operations further contributed to the increase in ATM operating revenues for the three months ended September 30, 2007, as the surcharge and interchange amounts earned were approximately $1.0 million higher than the same period in 2006. This increase in revenues was the result of the additional ATM deployments in 2006 and 2007. We expect that the ATM operating revenues generated by our international operations will continue to increase, as we deploy additional ATMs in the United Kingdom and Mexico. Additionally, we anticipate that our future ATM operating revenues will increase as a result of the transaction ramping associated with our recently-deployed international ATMs, which typically take up to nine months to reach consistent monthly transaction levels.

For the nine month period ended September 30, 2007, our ATM operating revenues increased 20.2% when compared with the same period in prior year. This increase was a result of approximately 62% growth in ATM operating revenues generated by our international operations, 81% growth in bank and networking branding revenues generated by our pre-existing domestic business, and $29.4 million of incremental revenues as a result of our July 2007 acquisition of the ATM operations of the 7-Eleven Financial Services Business.

During the nine months ended September 30, 2007, our United States segment experienced a $24.0 million, or 13.7%, increase in ATM operating revenues over the same period in prior year. In addition to the $29.4 million of incremental surcharge, interchange, and branding revenues described above as a result of our acquisition of the ATM operations of the 7-Eleven Financial Services Business in July 2007, our pre-existing domestic operations generated a $9.0 million, or 81.3%, increase in bank and network branding revenues when compared to the same period in 2006. These incremental branding revenues were a result of additional branding agreements entered into with financial institutions during the past twelve months. As was the case during the three months ended September 30, 2007, the overall increase in ATM operating revenues from our pre-existing domestic operations for the nine months ended September 30, 2007 were partially offset by lower revenues associated with our merchant-owned operations as a result of the decrease in the number of transacting merchant-owned ATMs within the United States. For the nine months ended September 30, 2007, ATM operating revenues from our merchant-owned base declined roughly $9.4 million, or 11.6%, compared to the same period in prior year.

Also contributing to the increase in ATM operating revenues for the nine months ended September 30, 2007, were higher surcharge and interchange revenues from our United Kingdom operations, which increased $16.2 million, or 55.3%, primarily due to a 39.7% increase in the average number of transacting ATMs in 2007 when compared to the same period in 2006. Foreign currency exchange rates also favorably impacted the year-to-date revenues, contributing approximately 24% of the $16.2 million increase in ATM operating revenues from our United Kingdom operations. Our Mexico operations further contributed to the increase in ATM operating revenues, generating $2.1 million in additional revenues in 2007 compared to the same period in 2006.

Vcom operating revenues. Vcom operating revenues generated during the three and nine month periods ended September 30, 2007 were primarily attributable to check cashing fees earned by our Advanced Functionality segment during the period. We are currently working to restructure the Vcom Services to improve the underlying financial results of that portion of the acquired business. In the event we are unsuccessful in our efforts and our cumulative losses, including potential termination costs, reach $10.0 million, our intent is to terminate the Vcom Services.

ATM product sales and other revenues. ATM product sales and other revenues for the three and nine month periods ended September 30, 2007 increased approximately 5.5% and 6.4% when compared to the same period in 2006. Such increases were primarily due to higher year-over-year value-added reseller (“VAR”) program sales and additional sales of used equipment by our United States segment. These increases were partially offset by a decline in service call revenue during the periods, primarily the result of lower service calls related to Triple-DES upgrades during 2007 when compared to the same periods in 2006.

Cost of Revenues and Gross Margin (exclusive of Depreciation, Accretion, and Amortization)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below)(1)	$79,966	$54,280	47.3%	$191,046	$157,225	21.5%
Cost of Vcom operating revenues	2,644	—	100.0%	2,644	—	100.0%
Cost of ATM product sales and other revenues	3,111	3,105	0.2%	9,196	8,142	12.9%

Total cost of revenues	$85,721	$57,385	49.4%	$202,886	$165,367	22.7%

ATM operating revenues gross margin (exclusive of depreciation, accretion, and amortization, shown separately below)(1)	24.7%	25.5%		24.1%	25.0%
Vcom operating revenues gross margin	(286.0)%	—		(286.0)%	—
ATM product sales and other revenues gross margin	15.2%	10.7%		6.2%	11.7%
Total gross margin (exclusive of depreciation, accretion, and amortization, shown separately below)(1)	22.5%	24.9%		22.7%	24.4%

(1)	Excludes depreciation, accretion, and amortization expense of $15.7 million and $7.1 million for the three month periods ended September 30, 2007 and 2006, respectively, and $31.3 million and $22.6 million for the nine month periods ended September 30, 2007 and 2006, respectively.

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). For the three month period ended September 30, 2007, the increase in the cost of ATM operating revenues was primarily driven by our United States segment, which experienced a $20.3 million, or 43.6%, increase in such costs from prior year levels. This increase was primarily the result of the incremental costs incurred during the period as a result of our July 2007 acquisition of the ATM operations of the 7-Eleven Financial Services Business, which incurred $21.4 million of incremental expenses during the three months ended September 30, 2007, including $10.9 million of merchant fees, $4.1 million in vault cash costs, and $2.3 million of maintenance costs. The $21.4 million of incremental expenses generated by the ATM operations of the acquired 7-Eleven Financial Services Business is net of $1.7 million of amortization expense related to the deferred liabilities recorded to value certain unfavorable operating leases and an operating contract assumed as a part of the 7-Eleven ATM Transaction. See Note 2 for additional information on these liabilities.

Also contributing to the increase in the cost of ATM operating revenues associated with our United States segment were (i) higher domestic vault cash costs associated with our pre-existing domestic operations, which increased $1.4 million, or 30.1%, compared to the same period in 2006 as a result of higher average per-transaction cash withdrawal amounts (which results in an increase in the level of vault cash balances necessary to support such transactions) and higher overall vault cash balances in our bank branded ATMs; and (ii) $0.6 million in incremental costs associated with our efforts to convert our ATMs over to our in-house transaction processing platform. Partially offsetting these increases were lower merchant fees associated with our pre-existing domestic operations, which decreased $3.6 million, or 13.2%, when compared to the same period in 2006. Of this $3.6 million decline, approximately $3.1 million was the result of the year-over-year decline in the number of domestic merchant-owned ATMs and related surcharge revenues.

Our international operations also contributed to the increase in the cost of ATM operating revenues for the three months ended September 30, 2007, with our United Kingdom and Mexico segments’ costs increasing

$4.6 million and $0.8 million, respectively, over the same period in 2006. These increases were due to higher merchant payments and increased vault cash, processing, armored carrier, and communication costs, which resulted from the increased number of ATMs operating in the United Kingdom and Mexico during 2007 compared to the same period in 2006. Excluding vault cash costs and processing fees, the costs listed above are generally fixed in nature, meaning that an increase in transaction volumes typically leads to an increase in the profitability of the ATMs. As a result, while we anticipate that the cost of ATM operating revenues associated with our United Kingdom operations will continue to increase in the future as additional ATMs are deployed, we anticipate that such costs, as a percentage of revenues, will decrease as the number of transactions conducted on those ATMs rises. Additionally, the cost of ATM operating revenues from our United Kingdom operations increased as a result of foreign currency exchange rates during 2007, which contributed approximately 19% of the $4.6 million increase in this segment’s cost of ATM operating revenues.

For the nine months ended September 30, 2007, the increase in the cost of ATM operating revenues was also primarily due to our United States segment, which experienced an $18.8 million, or 13.7%, increase in such costs from prior year levels. This increase was primarily the result of the $21.4 million of incremental costs described above incurred during the period as a result of our July 2007 acquisition of the ATM operations of 7-Eleven Financial Services Business. Also contributing to the increase were (i) higher domestic vault cash costs associated with our pre-existing domestic operations, which increased $3.7 million, or 26.6%, compared to the same period in 2006 as a result of the higher average per-transaction cash withdrawal amounts and higher overall vault cash balances in our bank branded ATMs, (ii) $1.7 million in incremental costs associated with our efforts to convert our ATMs to our in-house transaction processing platform; and (iii) $1.6 million of additional employee-related costs directly allocable to our operations incurred in 2007. Partially offsetting these increases in costs were lower merchant fees associated with our pre-existing domestic operations, which decreased $10.1 million, or 12.4%, when compared to the same period in 2006 due to the year-over-year decline in the number of domestic merchant-owned ATMs and domestic surcharge revenues. Approximately $8.3 million of the $10.1 million decrease in merchant commissions was the result of the year-over-year decline in the number of domestic merchant-owned ATMs and related surcharge revenues.

As was the case for the three months ended September 30, 2007, our international operations also contributed to the increase in the cost of ATM operating revenues for the nine months ended September 30, 2007, with our United Kingdom and Mexico segments’ costs increasing $13.2 million and $1.8 million, respectively, over the nine months ended September 30, 2006. As noted above, the increase from our United Kingdom and Mexico operations were due to the deployment of additional ATMs during the past year. Also contributing to the increase in the United Kingdom were higher per ATM withdrawal transactions and increases in the foreign currency exchange rates during 2007, which contributed approximately 21% of the total $13.2 million increase in the United Kingdom’s cost of ATM operating revenues. Finally, the cost of ATM operating revenues from our United Kingdom operations for the nine months ended September 30, 2007 was negatively impacted by approximately $0.4 million in costs related to certain fraudulent credit card withdrawal transactions conducted on a number of our ATMs in that market. We incurred such losses as a result of the delay in certification associated with a change in our sponsoring bank. As we currently expect the certification process to be completed in January 2008 and have taken precautionary measures to prevent further loss in the interim, we do not anticipate similar losses in future periods.

ATM operating revenues gross margin (exclusive of depreciation, accretion, and amortization.)  For the three and nine months periods ended September 30, 2007, gross margin percentages related to our ATM operating activities decreased 0.8% and 0.9%, respectively, compared to the same periods in 2006. Such declines were primarily the result of $0.6 million and $1.7 million, respectively, in costs associated with our efforts to transition our domestic ATMs to our in-house transaction processing platform. While these costs are not expected to continue subsequent to the completion of our conversion efforts, we anticipate that our gross margin will continue to be negatively impacted by these costs for the balance of 2007 and the first half of 2008 as we convert the remainder of our Company-owned and merchant-owned ATMs to our processing platform. Our margins were further impacted by approximately $0.1 million and $0.5 million, respectively, in inventory reserves related to our Triple-DES upgrade efforts during the three and nine month periods ended September 30, 2007. While we may have additional adjustments throughout the remainder of 2007 as we complete our Triple-DES upgrade efforts, we do not anticipate similar adjustments in 2008. Finally, our gross margins for the nine month period ended September 30, 2007, were negatively impacted by the $0.4 million in costs related to the fraudulent credit card withdrawal transactions conducted on a number of our ATMs in the United Kingdom.

Cost of Vcom operating revenues.  The costs of Vcom operating revenues generated during the three and nine month periods ended September 30, 2007 were primarily related to maintenance, processing, and the provision of vault cash related to the Vcom Services provided by our Advanced Functionality segment. As noted above, we are currently working to restructure the Vcom Services to improve the underlying financial results of that portion of the acquired business. In the event we are unsuccessful in our efforts and our cumulative losses reach $10.0 million, including potential termination costs, our intent is to terminate the Vcom Services.

Cost of ATM product sales and other revenues.  The cost of ATM product sales and other revenues for the three and nine month periods ended September 30, 2007, increased by approximately 0.2% and 12.9%, respectively, when compared to the same periods in 2006. Such increases were primarily due to higher year-over-year costs associated with equipment sold under our VAR program with NCR. These increases were partially offset by a decline in service call expense during the periods, primarily resulting from lower service calls related to Triple-DES upgrades during 2007 as compared to the same periods in 2006.

ATM product sales and other revenues gross margin.  Our ATM product sales and other revenues gross margins were higher for the three month period ended September 30, 2007 when compared to the same period in 2006 as a result of increased equipment sales at greater profit margins during the period. For the nine month period ended September 30, 2007, ATM product sales and other revenues gross margins were lower than during the same period in 2006 primarily as a result of our Triple-DES upgrade efforts. Because all ATMs operating on the EFT networks are required to be Triple-DES compliant by the end of 2007, we have seen an increase in the number of ATM sales associated with the Triple-DES upgrade process. However, in certain circumstances, we have sold the machines at little or, in some cases, negative margins in exchange for a long-term renewal of the underlying ATM operating agreements. As a result, gross margins associated with our ATM product sales and other activities have been negatively impacted during the current year. We anticipate that these margins will improve in 2008 as all ATMs are required to be compliant with Triple-DES by the end of 2007.

Selling, General, and Administrative Expenses (“SG&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)

Selling, general and administrative expenses, excluding stock-based compensation	$7,324	$5,571	31.5%	$20,264	$15,109	34.1%
Stock-based compensation	297	240	23.8%	721	600	20.2%

Total selling, general, and administrative expenses	$7,621	$5,811	31.1%	$20,985	$15,709	33.6%

Percentage of revenues:
Selling, general, and administrative expenses	6.6%	7.3%		7.7%	6.9%
Stock-based compensation	0.3%	0.3%		0.3%	0.3%
Total selling, general, and administrative expenses	6.9%	7.6%		8.0%	7.2%

Selling, general, and administrative expenses, excluding stock-based compensation. For the three month period ended September 30, 2007, our selling, general, and administrative expenses, excluding stock-based compensation, increased by $1.8 million, or 31.5%, when compared to the same period in 2006. Such increase was primarily attributable to our domestic operations, which experienced an increase of $1.2 million, or 25.6%, in costs during 2007. Such increase was primarily due to (i) $0.8 million of higher employee-related costs incurred to support our growth initiatives, primarily on the sales and marketing side of our business, (ii) $0.6 million of professional fees incurred during the three month period ended September 30, 2007 related to our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) compliance efforts, and (iii) $0.4 million of higher costs as a result of our July 2007 acquisition of the ATM operations of the 7-Eleven Financial Services Business, the majority of which were employee-related. Finally, SG&A related to our United Kingdom operations increased $0.3 million for the three months ended September 30, 2007, primarily due to additional employee-related costs as a result of the hiring of additional personnel to support the growth of this segment’s operations and changes in foreign currency exchange rates, which contributed to roughly 26% of our United Kingdom segment’s total $0.3 million increase in SG&A expenses over the same period in the prior year.

For the nine month period ended September 30, 2007, SG&A expenses, excluding stock-based compensation, increased $5.2 million, or 34.1%, primarily due to costs associated with our operations in the United States, which experienced an increase of $3.8 million, or 29.5%, in 2007 when compared to the same period in 2006. This increase was primarily attributable to a $1.6 million increase in employee-related costs, primarily on the sales and marketing side of our business, $1.1 million of additional professional fees associated with our Sarbanes-Oxley compliance efforts, and $0.7 million in increased legal costs associated with our National Federation of the Blind and CGI, Inc. litigation settlements. Additionally, our United Kingdom and Mexico operations had higher SG&A expenses for the nine months ended September 30, 2007, primarily due to additional employee-related costs to support growth and, in the case of our United Kingdom operations, changes in foreign currency exchange rates.

While our SG&A costs are expected to continue to increase on an absolute basis as a result of our future growth initiatives and our acquisition of the 7-Eleven Financial Services Business, we expect that such costs will begin to decrease as a percentage of our total revenues throughout the remainder of 2007 and beyond.

Depreciation and Accretion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)

Depreciation expense	$6,600	$4,583	44.0%	$17,710	$12,888	37.4%
Accretion expense	361	631	(42.8)%	831	1,184	(29.8)%

Depreciation and accretion expense	$6,961	$5,214	33.5%	$18,541	$14,072	31.8%

Percentage of revenues:
Depreciation expense	6.0%	6.0%		6.8%	5.9%
Accretion expense	0.3%	0.8%		0.3%	0.5%
Total depreciation and accretion	6.3%	6.8%		7.1%	6.4%

Depreciation expense.  For the three and nine month periods ended September 30, 2007, depreciation expense increased by 44.0% and 37.4%, respectively, when compared to the same periods in 2006. These increases were primarily driven by our United Kingdom operations, which recognized additional depreciation of $0.8 million and $1.8 million for the three and nine month periods ended September 30, 2007, respectively, primarily due to the deployment of additional ATMs under Company-owned arrangements. Additionally, for the three and nine month periods ended September 30, 2007, depreciation expense related to our domestic operations increased by $1.1 million and $2.8 million, primarily due to $1.1 million in depreciation related to the ATMs and Vcom units acquired as part of our July 2007 acquisition of the 7-Eleven Financial Services Business, offset partially by lower depreciation related to our pre-existing domestic operations.

Accretion expense.  We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that we estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. The decrease in accretion expense for the three and nine month periods ended September 30, 2007 was the result of higher retirement obligation estimates in place during 2006.

In the future, we expect that our depreciation and accretion expense will grow to reflect the increase in the number of ATMs we own and deploy throughout our Company-owned portfolio. To that end, our depreciation and accretion expense amount is expected to increase substantially as a result of the recently completed 7-Eleven ATM Transaction.

Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)

Amortization expense	$9,204	$2,263	306.7%	$14,062	$9,610	46.3%
Percentage of revenues	8.3%	3.0%		5.4%	4.4%

For the three months ended September 30, 2007, amortization expense, which is primarily comprised of amortization of intangible merchant contracts and relationships associated with our past acquisitions, increased by $6.9 million, or 306.7%, when compared to the same period in 2006. The increased amortization expense was primarily due to $5.2 million of impairment charges recorded during the three month period ended September 30, 2007. Of this amount, $5.1 million related to the unamortized intangible asset value associated with a single merchant contract acquired in 2004. As previously disclosed, we have been in discussions with this particular merchant customer regarding additional services that could be offered under the existing contract to increase the number of transactions conducted on, and cash flows generated by, the underlying ATMs. However, we were unable to make any progress in this regard during the quarter ended September 30, 2007, and, based on discussions that have been held with this merchant, have concluded that the likelihood of being able to provide such additional services has decreased considerably. Furthermore, average monthly transaction volumes associated with this particular contract have continued to decrease in 2007 when compared to the same period last year. Accordingly, we concluded that the above impairment charge was warranted as of September 30, 2007. The impairment charge recorded served to write-off the remaining unamortized intangible asset associated with this merchant. We plan to continue to work with this merchant customer to offer the additional services noted above, which we believe could significantly increase the future cash flows earned under this contract. Absent our ability to do this, we will attempt to restructure the terms of the existing contract in an effort to improve the underlying cash flows associated with such contract.

Our acquisition of the 7-Eleven Financial Services Business further contributed to the increased amortization, as we recognized $1.6 million in incremental amortization expense during the three months ended September 30, 2007 associated with the intangible assets recorded as a part of our purchase price allocation. See Note 2 for additional information on our purchase price allocation procedures. Excluding the asset impairments and incremental amortization expense recorded as a result of the 7-Eleven ATM Transaction, amortization expense for the three month period ended September 30, 2007 was relatively flat compared to the same period in 2006.

For the nine month period ended September 30, 2007, the $4.5 million increase in amortization expense was due to $5.3 million in impairment charges related to previously acquired merchant contracts ($5.1 million of which has been discussed above), and the $1.6 million in incremental amortization expense related to the 7-Eleven ATM Transaction. These amounts were partially offset by a $2.8 million impairment charge recorded during the first quarter of 2006 related to the BAS Communications, Inc. ATM portfolio. Excluding the impairments taken in 2007 and 2006 and the incremental amortization related to the intangible assets acquired in the 7-Eleven ATM Transaction, amortization expense for the nine month period ended September 30, 2007 was slightly higher than the same period in 2006, primarily as a result of increased amortization expense associated with our United Kingdom operations related to additional contract-based intangible assets, which are being amortized over the lives of the underlying contracts.

We expect that our future amortization expense amounts will be substantially higher than those historically reflected, as the $78.0 million of amortizable intangible assets acquired in the 7-Eleven ATM Transaction are amortized over the remaining terms of the underlying contracts at a rate of approximately $8.1 million per year.

Interest Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)

Interest expense, net	$8,545	$5,871	45.5%	$20,437	$17,193	18.9%
Amortization and write-off of financing costs and bond discount	439	362	21.3%	1,155	1,576	(26.7)%

Total interest expense, net	$8,984	$6,233	44.1%	$21,592	$18,769	15.0%

Percentage of revenues	8.1%	8.2%		8.2%	8.6%

Interest expense, net. For the three and nine month periods ended September 30, 2007, interest expense, excluding the amortization and write-off of financing costs and bond discount, increased by 45.5% and 18.9%, respectively, when compared to the same periods in 2006. The majority of these increases were due to our issuance of the $100.0 million in Series B Notes in July 2007 to partially finance the 7-Eleven ATM Transaction. This issuance resulted in $1.8 million of additional interest expense for the three months ended September 30, 2007, excluding the amortization of the related discount and deferred financing costs. Further contributing to the year-over-year increases were higher average outstanding balances under our revolving credit facility during 2007 when compared to the same periods in 2006. Such incremental borrowings were utilized to fund the remaining portion of the acquisition costs associated with the 7-Eleven ATM Transaction as well as to fund certain working capital needs. Also contributing to the year-over-year increases in interest expense was the overall increase in the level of floating interest rates paid under our revolving credit facility.

In May 2007, we amended our revolving credit facility to, among other things, provide for a reduced spread on the interest rate charged on amounts outstanding under the facility and to increase the amount of capital expenditures that we can incur on an annual basis. Although the interest spread modification will serve to reduce slightly the amount of interest charged on amounts outstanding under the facility, we expect that our overall interest expense amounts will increase substantially for the remainder of the year over prior year levels. Such increase is expected due to (i) the issuance of the Series B Notes, which will result in an additional $9.3 million in interest expense on an annual basis, excluding the amortization of the related discount and deferred financing costs; (ii) the additional $43.0 million in borrowings made under our revolving credit facility in July 2007 to finance the remaining portion of the 7-Eleven ATM Transaction; and (iii) additional borrowings expected to be made under our revolving credit facility to help fund our anticipated capital expenditure needs during the remainder of the year. For additional information on our financing facilities and anticipated capital expenditure needs, see the Liquidity and Capital Resources section below.

Amortization and write-off of financing costs and bond discounts. For the three month period ended September 30, 2007, expenses related to the amortization and write-off of financing costs and bond discounts increased $0.1 million as a result of the additional financing costs incurred in connection with the Series B Notes and amendments made to our revolving credit facility in July 2007 as part of the 7-Eleven ATM Transaction. For the nine month period ended September 30, 2007, expenses related to the amortization and write-off of financing costs and bond discounts decreased $0.4 million compared to the same period in 2006, primarily due to the write-off of approximately $0.5 million of deferred financing costs in the first quarter of 2006 as a result of an amendment made to our bank credit facility in February 2006. This write-off was partially offset by the increased expenses associated with our July 2007 issuance of the Series B Notes and the July 2007 amendment to our revolving credit facility. No deferred financing costs were written off in 2007.

Other Expense (Income)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)

Minority interest	$(174)	$(71)	145.1%	$(286)	$(128)	123.4%
Other expense (income)	678	(83)	(916.9)%	1,037	(740)	(240.1)%

Total other expense (income)	$504	$(154)	(427.3)%	$751	$(868)	(186.5)%

Percentage of revenues	0.5%	(0.2)%		0.3%	(0.4)%

For the three and nine month periods ended September 30, 2007, total other expense consisted primarily of $0.6 million and $1.5 million, respectively, in losses on the disposal of fixed assets. Such losses were incurred in conjunction with the deinstallation and subsequent sale of used ATMs during the period. For the nine months ended September 30, 2007, such losses were partially offset by $0.6 million in gains on the sale of equity securities awarded to us pursuant to the bankruptcy plan of reorganization of Winn-Dixie Stores, Inc., one of our merchant customers. Total other income for the three and nine months ended September 30, 2006 consisted primarily of a $1.1 million contract termination payment received in May 2006 related to a portion of the installed ATM base that was deinstalled prior to the scheduled contract termination date and a $0.5 million payment received in August 2006 from one of our customers related to the sale of a number of its stores to another party. These payments were partially offset by losses associated with the disposal of ATMs during those periods.

Income Tax Provision (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)			(In thousands)

Income tax provision (benefit)	$2,275	$(60)	(3,891.7)%	$3,212	$(1,217)	(363.9)%
Effective tax rate	(27.1)%	15.5%		(19.5)%	31.2%

As indicated in the table above, our income tax provision increased by $2.3 million and $4.4 million for the three and nine month periods ended September 30, 2007, respectively, when compared to the same periods in 2006. The increases for the three and nine month periods were primarily driven by the establishment of valuation allowances of $2.5 million and $3.4 million, respectively. Such valuation allowances, which represent the total estimated net deferred tax asset balance associated with our domestic operations as of September 30, 2007, were established during 2007 due to uncertainties surrounding our ability to utilize the related tax benefits in future periods. Such decision was based, in part, on our forecasted domestic pre-tax book and tax loss figures through the remainder of 2007 from pre-existing operations and as a result of the additional interest expense associated with the 7-Eleven ATM Transaction and the anticipated losses associated with the acquired Vcom operations. Under applicable accounting guidelines, three or more consecutive years of pre-tax book losses typically requires the establishment of a valuation allowance. Accordingly, given the estimated increase in pre-tax book losses resulting from the 7-Eleven ATM Transaction, we determined that such valuation allowance was warranted. Furthermore, we do not expect to record any additional domestic federal or state income tax benefits in our financial statements until it is more likely than not that such benefits will be utilized. Accordingly, as long as we continue to generate pre-tax book losses from our domestic operations, our future effective tax rates are expected to be lower than the statutory rate, on average, than in historical periods.

In addition to the income tax provisions discussed above, the Company recorded a $0.2 million deferred tax benefit during the three month period ended September 30, 2007 related to a reduction in the United Kingdom corporate statutory income tax rate from 30% to 28%. Such rate reduction, which will become effective in 2008, was formally enacted in July 2007.

Liquidity and Capital Resources

Overview

As of September 30, 2007, we had approximately $6.1 million in cash and cash equivalents on hand and approximately $408.9 million in outstanding long-term debt, notes payable, and capital lease obligations.

We have historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, private placements of equity securities, and the sale of bonds. We have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through internally–generated growth as well as to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we typically collect our cash on a daily basis and are not required to pay our merchants and vendors until 20 and 30 days, respectively, after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a very small cash balance on our books.

Operating Activities

Net cash provided by operating activities totaled $35.0 million for the nine months ended September 30, 2007, compared to $16.9 million during the same period in 2006. The year-over-year increase was primarily attributable to the timing of changes in our working capital balances. Specifically, we settled approximately $15.1 million less on our outstanding payables and accrued liabilities during the nine months ended September 30, 2007 compared to the same period in 2006.

Investing Activities

Net cash used in investing activities totaled $179.5 million for the nine months ended September 30, 2007, compared to $25.9 million for the same period in 2006. The year-over-year increase was primarily driven by our acquisition of the 7-Eleven Financial Services Business in July 2007 for $138.0 million. Also contributing to the increase were additional ATM purchases, primarily in our United Kingdom and Mexico segments, offset slightly by the receipt of $4.0 million in proceeds from the sale of our Winn-Dixie equity securities during 2007. Finally, although not reflected in our 2007 statement of cash flows, we received the benefit of the disbursement of approximately $3.1 million of funds under three financing facilities entered into by our majority-owned Mexican subsidiary, Cardtronics Mexico, for the purchase of ATMs. Such funds are not reflected in our condensed consolidated statement of cash flows as they were not remitted by Cardtronics Mexico but rather were remitted directly to our vendors by the finance company.

We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements as opposed to acquisitions. However, we will continue to pursue selected acquisition opportunities that complement our existing ATM network, some of which could be material, such as the 7-Eleven ATM Transaction completed in July 2007. We currently expect that our capital expenditures for the remainder of 2007 will total approximately $20 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts and to upgrade our existing ATMs to comply with current security encryption and audio guidelines. Such amount also includes the expected impact on our capital expenditure program from the recently acquired 7-Eleven operations. We expect such expenditures to be funded with cash generated from our operations, supplemented by borrowings under our revolving credit facility. To that end, and as previously noted, we amended our revolving credit facility in May 2007 to, among other things, increase the amount of capital expenditures that we can incur on a rolling 12-month basis from $50.0 million to $60.0 million. We further amended such facility in July 2007 in connection with the 7-Eleven ATM Transaction to increase the annual capital expenditure limits from $60.0 million to $75.0 million. These modifications should provide us with the ability to incur the level of capital expenditures that we currently deem necessary to support our ongoing operations and future growth initiatives.

As a result of the 7-Eleven ATM Transaction, we assumed responsibility for certain ATM operating lease contracts that will expire at various times during the next three years, the majority of which will expire in 2009.

Accordingly, at that time, we will be required to renew such lease contracts, enter into new lease contracts, or purchase new or used ATMs to replace the leased equipment. If we decide to purchase ATMs and terminate the existing lease contracts at that time, we currently anticipate that we will incur between $13.0 and $16.0 million in related capital expenditures. Additionally, we posted $7.5 million in letters of credit related to these leases.

Financing Activities

Net cash provided by financing activities totaled $147.8 million for the nine months ended September 30, 2007, compared to $7.8 million during the same period in 2006. The increase in 2007 was due to the issuance of our $100.0 million of Series B Notes and the incremental borrowings under our revolving credit facility to fund the 7-Eleven Financial Services Business. Additionally, although not reflected in our 2007 statement of cash flows, we received the benefit of a disbursement of approximately $3.1 million of funds under three financing facilities entered into by our majority-owned Mexican subsidiary, Cardtronics Mexico. The $3.1 million is not reflected in our condensed consolidated statement of cash flows as the funds were not received by Cardtronics Mexico but rather were remitted directly to our vendors by the finance company. The remittance of such funds served to purchase ATMs.

Financing Facilities

As of September 30, 2007, we had approximately $408.9 million in outstanding long-term debt, notes payable, and capital lease obligations, which was comprised of (i) approximately $295.9 million (net of discounts totaling $4.0 million) of senior subordinated notes and senior subordinated notes — Series B, both of which are due August 2013, (ii) approximately $105.6 million in borrowings under our existing revolving credit facility, (iii) approximately $5.1 million in notes payable, and (iv) $2.3 million in capital lease obligations. Interest payments associated with the $300.0 million principal amount of our senior subordinated notes total $27.8 million on an annual basis and are due in semi-annual installments of $13.9 million in February and August of each year. Amounts outstanding under the revolving credit facility are not due until the facility’s maturity date, which was extended to May 2012 as part of the amendment completed in July 2007. Interest payments associated with such borrowings range from being due monthly to being due on a quarterly basis, depending on the types of borrowings made under the facility.

Included in the outstanding notes payable balance above is approximately $53.6 million pesos ($4.9 million U.S.) outstanding under four separate five-year equipment financing agreements utilized by Cardtronics Mexico. Borrowings under such agreements, which were entered into in 2006 and 2007, bear interest at an average fixed rate of 11.03% and are to be utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the loan agreement, Cardtronics, Inc. has issued a guaranty for 51.0% (its ownership percentage in Cardtronics Mexico) of the obligations under the loan agreement. As of September 30, 2007, the total amount of the guaranty was $27.3 million pesos ($2.5 million U.S.).

In addition to the above domestic revolving credit facility, Bank Machine has a £2.0 million unsecured overdraft facility that expires in July 2008. Such facility, which bears interest at 1.75% over the bank’s base rate (currently 5.75%), is utilized for general corporate purposes for the Company’s United Kingdom operations. As of September 30, 2007, approximately £1.9 million ($3.8 million U.S.) of this overdraft facility had been utilized to help fund certain working capital commitments and to post a £275,000 bond. Amounts outstanding under the overdraft facility (other than those amounts utilized for posting bonds) have been reflected in accounts payable in the accompanying condensed consolidated balance sheets, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts.

We believe that our cash on hand and availability under our current credit facility will be sufficient to meet our working capital requirements and contractual commitments for at least the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. However, although we believe that we have sufficient flexibility under our current revolving credit facility to pursue and finance our expansion plans, such facility does contain certain covenants, including a covenant that limits the ratio of outstanding senior debt to EBITDA (as defined in the facility), that could preclude us from drawing down the full amount currently available for borrowing under such facility. As of September 30, 2007, our available borrowing capacity under this facility totaled $61.9 million. Accordingly, if we expand faster than planned, need to respond to competitive pressures, or acquire additional ATM networks, we may be required to seek additional sources of financing. Such sources may come through the sale of equity or debt securities. We can provide no assurance that we will be able to raise additional funds on terms favorable to us or at all. If future financing sources are not available or are not available on acceptable terms, we may not be able to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities, or remaining competitive in our industry.

In connection with the 7-Eleven ATM Transaction, we assumed capital lease obligations for various ATMs. As of September 30, 2007, these obligations totaled approximately $2.3 million. We posted $7.5 million in letters of credit under our revolving credit facility in favor of the lessor under these assumed equipment leases. These letters of credit reduced the available borrowing capacity under our revolving credit facility. See Note 7 for additional information on these leases.

New Accounting Standards

Accounting for Uncertainty in Income Taxes.  During the first quarter of 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We applied the provisions of FIN 48 to all tax positions upon its initial adoption effective January 1, 2007, and determined that no cumulative effect adjustment was required as of such date. As of September 30, 2007, we had a $0.2 million reserve for uncertain tax positions recorded pursuant to FIN 48.

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

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies the option to measure certain financial instruments and other items at fair value. The provisions of SFAS No. 159 are effective as of the beginning of fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, this statement will have on our financial statements.

Registration Payment Arrangements.  In December 2006, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”), which addresses an issuer’s accounting for registration payment arrangements. Specifically, FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The guidance contained in this standard amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as well as FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this standard. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this standard, the guidance in the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Our adoption of this standard on January 1, 2007 had no impact on our financial statements. We are currently evaluating the impact that the implementation of FSP EITF 00-19-2 may have on our financial statements as it relates to our issuance of $100.0 million of Series B Notes in July 2007, as we have agreed to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of its debt securities registered under the Securities Act and to use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Disclosure about Market Risk

Interest Rate Risk

Our interest expense and our cash rental (“vault cash”) expense are sensitive to changes in the general level of interest rates in the United States, the United Kingdom, and Mexico, particularly because a substantial portion of our indebtedness accrues interest at floating rates and our ATM cash rental expense is based on market rates of interest. Our outstanding vault cash, which represents the cash we rent and place in our ATMs in cases where the merchant does not provide the cash, totaled approximately $740.6 million in the United States, $140.4 million in the United Kingdom, and approximately $6.3 million in Mexico as of September 30, 2007. We pay a monthly fee on the average amount outstanding to our primary vault cash providers in the United States under formulas based either or LIBOR or the federal funds effective rate. In the United Kingdom and Mexico, we pay our vault cash providers under formulas based on LIBOR and TIIE, respectively.

We have entered into a number of LIBOR-based interest rate swaps to fix the interest-based rental rate we pay on $300.0 million of our current and anticipated outstanding domestic vault cash balances through December 31, 2008, $200.0 million through December 31, 2009, and $100.0 million through December 31, 2010. The effect of the domestic swaps mentioned above was to fix the rental rate paid on the following notional amounts for the periods identified (in thousands):

	Weighted Average
Notional Amount	Fixed Rate	Period

$300,000	4.00%	October 1, 2007 — December 31, 2007
$300,000	4.35%	January 1, 2008 — December 31, 2008
$200,000	4.36%	January 1, 2009 — December 31, 2009
$100,000	4.34%	January 1, 2010 — December 31, 2010

Additionally, in conjunction with the 7-Eleven ATM Transaction, we entered into a separate vault cash agreement with Wells Fargo, N.A. (“Wells Fargo”) to supply the cash that we utilize for the operation of the 5,500 ATMs and Vcom units we acquired in that transaction. Under the terms of the vault cash agreement, we pay a monthly fee to Wells Fargo on the average amount of cash outstanding under a formula based on the federal funds effective rate. Subsequent to the 7-Eleven ATM Transaction, the outstanding vault cash balance for the acquired 7-Eleven ATMs and Vcom units has averaged approximately $350.0 million. As a result, our exposure to changes in domestic interest rates has increased significantly. Accordingly, we entered into additional interest rate swaps in August 2007 to limit our exposure to changing interest-based rental rates on $250.0 million of our current and anticipated 7-Eleven ATM cash balances. The effect of these swaps was to fix the interest-based rental rate paid on the $250.0 million notional amount at 4.93% (excluding the applicable margin) through December 2010.

Our existing interest rate swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of such swaps have been reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. As of September 30, 2007, the accumulated unrealized loss on such swaps totaled approximately $2.5 million. However, as a result of the Company’s overall net loss position for tax purposes, we have not recorded taxes on the loss amount related to the Company’s interest rate hedges as of September 30, 2007, as we do not believe that the Company will be able to realize the benefits associated with its deferred tax positions.

Net amounts paid or received under such swaps are recorded as adjustments to our “Cost of ATM operating revenues” in the accompanying condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2007 and 2006, the gains or losses as a result of ineffectiveness associated with our existing interest rate swaps were immaterial.

Based on the $740.6 million in vault cash outstanding in the United States as of September 30, 2007, and assuming no benefits from the existing interest rate hedges that are currently in place, for every interest rate increase of 100 basis points, we would incur an additional $7.4 million of vault cash rental expense on an annualized basis. Factoring in the $550.0 million in interest rate swaps discussed above, for every interest rate increase of 100 basis points, we would incur an additional $1.9 million of vault cash rental expense on an annualized basis. We have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico. Based on the $140.4 million in vault cash outstanding in the United Kingdom as of September 30, 2007, for every interest rate increase of 100 basis points, we would incur an additional $1.4 million of vault cash rental expense on an annualized basis. In Mexico, we would incur roughly $63,000 in additional vault cash rental expense for every interest rate increase of 100 basis points.

In addition to the above, we are exposed to variable interest rate risk on borrowings under our domestic revolving credit facility. Based on the $105.6 million in floating rate debt outstanding under such facility as of September 30, 2007, for every interest rate increase of 100 basis points, we would incur an additional $1.1 million of interest expense on an annualized basis.

Although we currently hedge a substantial portion of our vault cash interest rate risk through 2010, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future. Accordingly, any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses.

Foreign Currency Exchange Risk

Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico in 2006, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the U.S. dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income or loss in our consolidated financial statements. As of September 30, 2007, such translation gains totaled approximately $11.1 million.

Our future results could be materially impacted by changes in the value of the British pound relative to the U.S. dollar. Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican peso relative to the U.S. dollar. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon Bank Machine’s operating income for the nine month period ended September 30, 2007, would have been an unfavorable or favorable adjustment, respectively, of approximately $0.3 million. Given the limited size and scope of Cardtronics Mexico’s current operations, a similar sensitivity analysis would have resulted in a negligible adjustment to Cardtronics Mexico’s financial results for the nine month period ended September 30, 2007.

We do not hold derivative commodity instruments and all of our cash and cash equivalents are held in money market and checking funds.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Based on the results of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

During the three month period ended September 30, 2007, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

National Federation of the Blind (“NFB”).  In connection with its acquisition of the E*TRADE Access, Inc. (“ETA”) ATM portfolio in June 2004, the Company assumed ETA’s interests and liability for a lawsuit instituted in the United States District Court for the District of Massachusetts (the “Court”) by the NFB, the NFB’s Massachusetts chapter, and several individual blind persons (collectively, the “Private Plaintiffs”) as well as the Commonwealth of Massachusetts with respect to claims relating to the alleged inaccessibility of ATMs for those persons who are visually-impaired. After the acquisition of the ETA ATM portfolio, the Private Plaintiffs named Cardtronics as a co-defendant with ETA and ETA’s parent — E*Trade Bank, and the scope of the lawsuit has expanded to include both ETA’s ATMs as well as the Company’s pre-existing ATM portfolio.

In June 2007, the parties completed and executed a settlement agreement, which the Company believes will be approved by the Court. The principal objective of the settlement is for 90% of all transactions (as defined in the settlement agreement) conducted on Cardtronics’ Company-owned and merchant-owned ATMs by July 1, 2010 to be conducted at ATMs that are voice-guided. In an effort to accomplish such objective, the Company is subject to numerous interim reporting requirements and a one-time obligation to market voice-guided ATMs to a subset of its merchants that do not currently have voice-guided ATMs. Finally, the proposed settlement requires the Company to pay $900,000 in attorneys’ fees to the NFB and to make a $100,000 contribution to the Massachusetts’ local consumer aid fund. These amounts have been fully reserved for as of September 30, 2007. The Company does not believe that the settlement requirements outlined above will have a material impact on its financial condition or results of operations.

Since the above matter is being treated as a class action settlement, the Company and the Private Plaintiffs were required to give notice to the affected classes. Such notices were provided during the third quarter of 2007, which required members of the affected class to file any objections with the Court no later than October 31, 2007. It is the Company’s understanding that no meaningful objections were filed with the Court. Although no meaningful objections were filed in a timely manner, it is possible that objections could be filed before the hearing date, and the Court could consider such objections, or on its own volition, and object to the settlement. The Court has scheduled a hearing for December 4, 2007. Although the Company expects that the Court will approve the proposed settlement, if for any reason the Court refuses to approve the settlement, the lawsuit would resume and, if that occurs, the Company will continue its defense of this lawsuit in an aggressive manner.

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

In response to a motion for summary judgment filed by the Customer and a cross-motion filed by the company, the New York State Supreme Court ruled on September 21, 2007 that the Company’s interpretation of the ATM operating agreement was the appropriate interpretation and expressly rejected the Customer’s proposed interpretations. In the event the Customer appeals this ruling, the Company will continue its aggressive defense of this lawsuit. Further, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on its financial condition or results of operations.

In March 2006, the Company filed a complaint in the United States District Court in Portland, Oregon, against CGI, Inc. (“Distributor”), a distributor for the E*Trade Access’ ATM business acquired by the Company. The complaint alleged that the Distributor breached the parties’ agreement by directly competing with Cardtronics on certain merchant accounts. The Distributor denied such violations, alleging that an oral modification of its distributor agreement with E*Trade permitted such activities, and initiated a counter-claim for alleged under-payments by us. The Company expressly denied the Distributor’s allegations. On July 31, 2007, the parties executed a settlement agreement wherein neither party admitted any wrongdoing, all differences were resolved, and both parties released each other from all claims made in the lawsuit. In connection with this settlement, the Distributor agreement was re-instated in a modified form to, among other things, clarify the Distributor’s non-compete obligations. Additionally, the settlement provided for a nominal payment to the Distributor relating to payments claimed under the distributor agreement. Subsequent to the execution of the settlement agreement, both parties have operated under the revised distributorship agreement without any material issues or disputes.

The Company is also subject to various legal proceedings and claims arising in the ordinary course of its business. Additionally, the 7-Eleven Financial Services Business acquired by the Company is subject to various legal claims and proceedings in the ordinary course of its business. The Company does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on its financial condition or results of operations.

Item 1A.	Risk Factors

As a result of our acquisition of the 7-Eleven Financial Services Business, we are now exposed to a number of additional risks. Additionally, we have updated certain risks in Amendment No. 1 to our registration statement on Form S-1 filed with the SEC on October 5, 2007. The following is updated information regarding such risks. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in our annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The 7-Eleven ATM Transaction represents our second largest acquisition to date, based on the number of ATMs that we acquired. We may be unable to integrate the acquired business in an efficient manner, thus increasing our cost of operations and reducing the expected profits to be generated from such acquisition.

The 7-Eleven ATM Transaction involves certain inherent risks to our business. Most notably, we may be unable to successfully integrate the operations, technology, and personnel associated with the acquired 7-Eleven ATM operations. Additionally, the successful integration of the acquired operations will require a significant amount of time and effort on the part of our management team, which could result in less time being spent on our day-to-day operations and other strategic initiatives. Additionally, the advanced functionality services we provide through the Vcom units may subject us or our service providers to additional requirements such as permit applications or regulatory filings. As a result, we may need to discontinue certain Vcom operations in certain jurisdictions until such requirements have been fulfilled. Furthermore, if we are unsuccessful in integrating the 7-Eleven ATM Transaction, or if our integration efforts take longer than anticipated, we may not achieve the level of revenues, earnings or cash flows anticipated from such acquisition. If that were to occur, such shortfalls could require us to write down the carrying value of the tangible and intangible assets associated with the acquired operations, which would adversely impact our reported operating results.

Our existing management, information systems, and resources may be strained due to the size of the 7-Eleven ATM Transaction. Accordingly, we will need to continue to invest in and improve our financial and managerial controls, reporting systems, and procedures as we look to integrate the acquired 7-Eleven ATM operations. We will also need to hire, train, supervise, and manage new employees. We may be unsuccessful in those efforts, thus hindering our ability to effectively manage the expansion of our operations resulting from the 7-Eleven ATM Transaction.

A substantial portion of our future revenues and operating profits will be generated by the new 7-Eleven merchant relationship. Accordingly, if 7-Eleven’s financial condition deteriorates in the future and it is required to close some or all of its store locations, or if our ATM placement agreement with 7-Eleven expires or is terminated, our future financial results would be significantly impaired.

7-Eleven is now the single largest merchant customer in our portfolio, representing 35.8% and 33.6% of our total pro forma revenues for the year ended December 31, 2006 and nine months ended September 30, 2007, respectively. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven. If 7-Eleven’s financial condition were to deteriorate in the future and, as a result, it was required to close a significant number of its domestic store locations, our financial results would be significantly impacted. Additionally, while the underlying ATM placement agreement with 7-Eleven has an initial term of 10 years, we may not be successful in renewing such agreement with 7-Eleven upon the end of that initial term, or such renewal may occur with terms and conditions that are not as favorable to us as those contained in the current agreement. Finally, the ATM placement agreement executed with 7-Eleven contains certain terms and conditions that, if we fail to meet such terms and conditions, gives 7-Eleven the right to terminate the placement agreement or our exclusive right to provide certain services.

In connection with the 7-Eleven ATM Transaction, we acquired advanced-functionality Vcom machines with significant potential for providing new services. Failure to achieve market acceptance among users could lead to continued losses from the Vcom Services, which could adversely affect our operating results.

In the 7-Eleven ATM Transaction, we acquired approximately 5,500 ATM machines, including 2,000 advanced-functionality Vcom machines. Advanced-functionality includes check cashing, money transfer, and bill payment services (collectively, the “Vcom Services”), as well as off-premise deposit services using electronic imaging. Additional growth opportunities that we believe to be associated with the acquisition of Vcom machines, including possible services expansion of our existing ATMs, may be impaired if we cannot achieve market acceptance among users or if we cannot implement the right mix of services and locations or adopt effective targeted marketing strategies.

We have estimated that the Vcom Services generated an operating profit of $11.4 million for the year ended December 31, 2006 and an operating loss of $3.6 million for the nine months ended September 30, 2007. However, excluding the upfront placement fees, which may not continue in the future, the Vcom Services generated operating losses of $6.6 million and $7.8 million for the year ended December 31, 2006 and for the nine months ended September 30, 2007, respectively. Additionally, we currently expect to incur operating losses associated with the Vcom Services within the first 12-18 months subsequent to the 7-Eleven ATM Transaction and our results for the quarter ended September 30, 2007, including approximately $2.1 million in losses that were generated by the Vcom Services subsequent to the 7-Eleven ATM Transaction. We plan to continue to operate the Vcom units and restructure the Vcom operations to improve the financial results of the acquired Vcom operations; however, we may be unsuccessful in this effort. In the event we are not able to improve the operating results and we incur cumulative losses of $10.0 million associated with providing the Vcom Services, our current intent is to terminate the Vcom Services and utilize the Vcom machines solely to provide traditional ATM services. However, even if we are unsuccessful in improving its operating results, we may decide not to exit this business immediately but rather extend the period of time it takes to restructure the acquired Vcom operations, thus potentially resulting in losses of greater than $10.0 million. The future losses associated with the acquired Vcom operations could be significantly higher than those currently estimated, which would negatively impact our future operating results and financial condition. Even if we decide to terminate the provision of Vcom Services, our operating income may not improve because our estimate of historical losses was based on a review of the expenses of the financial services business of 7-Eleven Inc., which required us to allocate the expenses not directly associated with the provision of Vcom Services. In addition, in the event we decide to terminate the Vcom Services, we may be required to pay up to $1.5 million of contract termination payments, and may incur additional costs and expenses, which could negatively impact our future operating results and financial condition. Finally, to the extent we pursue future advanced functionality services independent of our Vcom efforts, we can provide no assurance that such efforts will be profitable.

We maintain a significant amount of cash within our Company-owned ATMs, which is subject to potential loss due to theft or other events, including natural disasters.

As of September 30, 2007, there was approximately $887.3 million in vault cash held in our domestic and international ATMs. Although legal and equitable title to such cash is held by the cash providers, any loss of such cash from our ATMs through theft or other means is typically our responsibility (other than thefts resulting from the use of fraudulent debit or credit cards, which are typically the responsibility of the issuing financial institutions). While we maintain insurance to cover a significant portion of any losses that may be sustained by us as a result of such events, we are still required to fund a portion of such losses through the payment of the related deductible amounts under our insurance policies. Furthermore, although thefts and losses suffered by our ATMs have been relatively minor and infrequent in the past, any increase in the frequency and/or amounts of such thefts and losses could negatively impact our operating results as a result of higher deductible payments and increased insurance premiums. Additionally, any damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with such merchants and impair our ability to deploy additional ATMs in those locations (or new locations) with those merchants in the future.

We have incurred substantial losses in the past and may continue to incur losses in the future.

We have incurred net losses in three of the past five years, and have incurred a net loss of $19.7 million for the nine months ended September 30, 2007. As of September 30, 2007, we had an accumulated deficit of $23.0 million. There can be no guarantee that we will achieve profitability. If we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

Our operating results have fluctuated historically and could continue to fluctuate in the future, which could affect our ability to maintain our current market position or expand.

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:

•	changes in general economic conditions and specific market conditions in the ATM and financial services industries;

•	changes in payment trends and offerings in the markets in which we operate;

•	competition from other companies providing the same or similar services that we offer;

•	the timing and magnitude of operating expenses, capital expenditures, and expenses related to the expansion of sales, marketing, and operations, including as a result of acquisitions, if any;

•	the timing and magnitude of any impairment charges that may materialize over time relating to our goodwill, intangible assets or long-lived assets;

•	changes in the general level of interest rates in the markets in which we operate;

•	changes in regulatory requirements associated with the ATM and financial services industries;

•	changes in the mix of our current services; and

•	changes in the financial condition and credit risk of our customers.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition. Although we have experienced growth in revenues in recent quarters, this growth rate is not necessarily indicative of future operating results. A relatively large portion of our expenses are fixed in the short-term, particularly with respect to personnel expenses, depreciation and amortization expenses, and interest expense. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior periods should not be relied upon as indications of our future performance.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings.

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. At September 30, 2007, we had goodwill and other intangible assets of $371.2 million, or approximately 66% of our total assets. We evaluate periodically the recoverability and the amortization period of our intangible assets under accounting principles generally accepted in the United States of America. Some factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and changes in them could result in an impairment of our goodwill and other intangible assets. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations, the effect of which could be material. For example, in the quarter ended September 30, 2007 we recorded approximately $5.1 million of impairment charges related to a merchant contract acquired in 2004, and other impairment charges in the future may also adversely affect our results of operations.

Material weaknesses previously identified in our internal control over financial reporting by our independent registered public accounting firm could result in a material misstatement to our financial statements as well as result in our inability to file periodic reports within the time periods required by federal securities laws, which could have a material adverse effect on our business and stock price.

We are required to design, implement, and maintain effective controls over financial reporting. In connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2006 and 2005, our independent registered public accounting firm identified certain control deficiencies, which represent material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our independent registered public accounting firm identified material weaknesses regarding our ability to account for complex or unusual transactions, including (1) deferred financing cost adjustments related to our debt modifications and refinancings and (2) modifications to our asset retirement obligations. These material weaknesses resulted in, or contributed to, adjustments to our financial statements and, in certain cases, restatement of prior financial statements. While we have taken action to remediate the identified weaknesses, including the hiring of additional personnel with the requisite accounting skills and expertise, we cannot provide assurance that the measures we have taken or any future measures will adequately remediate the material weaknesses identified by our independent registered public accounting firm. Failure to implement new or improved controls, or any difficulties encountered in the implementation of such controls, could result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Such material misstatement could require us to restate our financial statements or otherwise cause investors to lose confidence in our reported financial information.

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments and a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We must complete our Section 404 annual management report and include the report beginning in our 2007 Annual Report on Form 10-K, which will be filed in early 2008. Additionally, our independent registered public accounting firm must complete its attestation report, which must be included beginning in our 2008 Annual Report on Form 10-K, which will be filed in early 2009. As described above, our independent registered public accounting firm has identified material weaknesses in our internal control over financial reporting, and we or it may discover additional material weaknesses or deficiencies, which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue a favorable assessment. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Failure to remediate any identified material weaknesses could cause us to not meet our reporting obligations. The rules of the Securities and Exchange Commission (“SEC”) require that we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual fiscal periods. Any failure by us to timely file our periodic reports with the SEC may result in a number of adverse consequences that could materially and adversely impact our business, including, without limitation, potential action by the SEC against us, possible defaults under our debt arrangements, shareholder lawsuits, and general damage to our reputation.

Our international operations involve special risks and may not be successful, which would result in a reduction of our gross profits.

On a pro forma basis as of December 31, 2006 and on a historical basis as of September 30, 2007, approximately 5.6% and 9.2% of our ATMs were located in the U.K. and Mexico, respectively. Those ATMs contributed 12.8% and 16.9% of our pro forma gross profits for the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively. We expect to continue to expand in the U.K. and Mexico and potentially into other countries as opportunities arise. Our international operations are subject to certain inherent risks, including:

•	exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the United States dollar, which represents our consolidated reporting currency;

•	difficulties in complying with the different laws and regulations in each country and jurisdiction in which we operate, including unique labor and reporting laws;

•	unexpected changes in laws, regulations, and policies of foreign governments or other regulatory bodies, including changes that could potentially disallow surcharging or that could result in a reduction in the amount of interchange fees received per transaction;

•	difficulties in staffing and managing foreign operations, including hiring and retaining skilled workers in those countries in which we operate; and

•	potentially adverse tax consequences, including restrictions on the repatriation of foreign earnings.

Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion.

Our proposed expansion efforts into new international markets involve unique risks and may not be successful.

We currently plan to expand our operations internationally with a focus on high growth emerging markets, such as Central and Eastern Europe, China, India and Brazil. Because the off-premise ATM industry is relatively undeveloped in these emerging markets, we may not be successful in these expansion efforts. In particular, many of these markets do not currently employ or support an off-premise ATM surcharging model, meaning that we would have to rely on interchange fees as our primary source of revenue. While we have had some success in deploying non-surcharging ATMs in selected markets (most notably in the United Kingdom), such a model requires significant transaction volumes to make it economically feasible to purchase and deploy ATMs. Furthermore, most of the ATMs in these markets are owned and operated by financial institutions, thus increasing the risk that cardholders would be unwilling to utilize an off-premise ATM with an unfamiliar brand. Finally, the regulatory environments in many of these markets are evolving and unpredictable, thus increasing the risk that a particular deployment model chosen at inception may not be economically viable in the future.

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

Exhibit
Number		Description

2.1		Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, L.P. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.1 of the Report on Form 8-K filed by Cardtronics, Inc. on July 26, 2007).

+*10	.1	Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A.

+*10	.2	Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc.

*10	.3	Cardtronics, Inc. 2007 Stock Incentive Plan.

*31	.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31	.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32	.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32	.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+	Application has been made to the Securities and Exchange Commission for the confidential treatment of certain provisions of this exhibit. The omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS, INC.

/s/  Jack Antonini
Jack Antonini
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2007

/s/  J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Principal Financial and Accounting Officer)

November 8, 2007

EXHIBIT INDEX

Each exhibit identified below is part of this Report. Exhibits filed with this Report are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

2.1		Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, L.P. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.1 of the Report on Form 8-K filed by Cardtronics, Inc. on July 26, 2007).

+*10	.1	Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A.

+*10	.2	Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc.

*10	.3	Cardtronics, Inc. 2007 Stock Incentive Plan.

*31	.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31	.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32	.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*32	.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+	Application has been made to the Securities and Exchange Commission for the confidential treatment of certain provisions of this exhibit. The omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.