Form 10-K
period 2007-12-31
CARDTRONICS INC
filed 2008-03-31
CIK 1277856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-113470

CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0681190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3110 Hayes Road, Suite 300 Houston, TX (Address of principal executive offices)	77082 (Zip Code)

Registrant’s telephone number, including area code:
(281) 596-9988

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The initial public offering of Cardtronics, Inc.’s common stock, par value of $0.0001, commenced trading on December 11, 2007. Prior to that date, there was no public market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share.	Shares outstanding on March 24, 2008: 38,651,914

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics, Inc. and/or our subsidiaries, unless the context indicates otherwise.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by the use of the words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in: (1) Part I, Item 1A. Risk Factors and elsewhere in this Form 10-K; (2) our reports and registration statements filed or furnished from time to time with the Securities and Exchange Commission (the “SEC”); and (3) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Cardtronics, Inc. is a single-source provider of automated teller machine (“ATM”) solutions. We provide ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. As of December 31, 2007, we operated over 32,300 ATMs throughout the United States, the United Kingdom, and Mexico, making us the operator of the world’s largest network of ATMs. Additionally, as of December 31, 2007, over 10,000 of our Company-owned ATMs (discussed below) are under contract with well-known banks to place their logos on those machines, thus providing convenient surcharge-free access to their customers. We also operate the Allpoint network, the largest surcharge-free ATM network within the United States based on the number of participating ATMs. Allpoint provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network.

We deploy and operate ATMs under two distinct arrangements with our merchant customers: Company-owned and merchant-owned. Under Company-owned arrangements, we provide the ATM and are typically responsible for all aspects of its operation, including transaction processing, procuring cash, supplies, and telecommunications as well as routine and technical maintenance. Under merchant-owned arrangements, the merchant owns the ATM and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to electronic funds transfer (“EFT”) networks. As of December 31, 2007, approximately 64% of our ATMs were Company-owned and 36% were merchant-owned. While we may continue to add merchant-owned ATMs to our network as a result of acquisitions and internal sales efforts, our focus for internal growth remains on expanding the number of Company-owned ATMs in our network due to the higher margins typically earned and the additional revenue opportunities available to us under Company-owned arrangements.

Our revenue is recurring in nature and is primarily derived from ATM surcharge fees, which are paid by cardholders, and interchange fees, which are paid by the cardholder’s financial institution for the use of the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. We generate additional revenue by branding our ATMs with signage from banks and other financial institutions, resulting in surcharge-free access to our ATMs and added convenience for their customers and increased usage of our ATMs. Our branding arrangements include relationships with leading national financial institutions, including Citibank, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, and Washington Mutual Bank. We also generate revenue by collecting fees from financial institutions that participate in our surcharge-free networks, the largest of which is the Allpoint Network.

Organizational History

We were formed in 1989 and originally operated under the name of Cardpro, Inc. In June 2001, Cardpro, Inc. was converted into a Delaware limited partnership and renamed Cardtronics, LP. Also in June 2001, Cardtronics Group, Inc. was incorporated under the laws of the state of Delaware to act as a holding company, with Cardtronics Group, Inc. indirectly owning 100% of the equity of Cardtronics, LP. In January 2004, Cardtronics Group, Inc. changed its name to Cardtronics, Inc. In December 2007, we completed the initial public offering of 12,000,000 shares of our common stock.

Since May 2001, we have acquired 14 networks of ATMs and one operator of a surcharge-free ATM network, increasing the number of ATMs we operate from approximately 4,100 to over 32,300 as of December 31, 2007. In June 2004, we acquired the ATM business of E*TRADE Access, Inc. (“E*TRADE Access”) adding approximately 13,155 ATMs to our network. Additionally, we entered the international ATM market through our acquisitions of Bank Machine (Acquisitions) Limited (“Bank Machine”) in May 2005 and a majority ownership interest in CCS Mexico (which was subsequently renamed Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”)) in February 2006, which expanded our operations into the United Kingdom and Mexico, respectively. Finally, in July 2007, we acquired the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”), which added over 3,500 ATMs and over 2,000 advanced-functionality kiosks, referred to as “Vcom” units, to our portfolio. From 2001 to 2007, the total number of annual transactions processed within our network increased from approximately 19.9 million to approximately 246.6 million.

Additional Company Information

General information about us can be found at http://www.cardtronics.com. We file annual, quarterly, and other reports as well as other information with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may also request a copy of these filings at no cost by writing or telephoning us at the following address: Cardtronics, Inc., Attention: Chief Financial Officer, 3110 Hayes Road, Suite 300, Houston, Texas 77082, (281) 596-9988. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings.

Our Strategy

Our strategy is to enhance our position as the leading owner and operator of ATMs in the United States, to become a significant service provider to financial institutions, and to expand our network further into select international markets. In order to execute this strategy, we will endeavor to:

Increase Penetration and ATM Count with Leading Merchants.  We have two principal opportunities to increase the number of ATM sites with our existing merchants: first, by deploying ATMs in our merchants’ existing locations that currently do not have, but where traffic volumes justify installing, an ATM; and second, as our merchants open new locations, by installing ATMs in those locations. We believe our expertise, national footprint, strong record of customer service with leading merchants, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading national and regional merchants.

Capitalize on Existing Opportunities to Become a Significant Service Provider to Financial Institutions.  We believe we are well-positioned to work with financial institutions to fulfill many of their ATM requirements. Our ATM services offered to financial institutions include branding our ATMs with their logos and providing surcharge-free access to their customers, managing their off-premise ATMs (i.e., ATMs not located in a bank branch) on an outsourced basis, or buying their off-premise ATMs in combination with branding arrangements. In addition, we expect that our in-house processing capabilities will provide us with the ability to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which should in turn serve to increase the types of products and services that we will be able to offer to financial institutions.

Capitalize on Surcharge-Free Network Opportunities.  We plan to continue pursuing opportunities with respect to our surcharge-free networks, where financial institutions pay us to allow surcharge-free access to our ATM network for their customers on a non-exclusive basis. We believe these surcharge-free arrangements will enable us to increase transaction counts and profitability on our existing machines.

Pursue International Growth Opportunities.  We have recently invested significant amounts of capital in the infrastructure of our United Kingdom and Mexico operations, and we plan to continue to increase the number of our Company-owned ATMs in these markets through machines deployed with our existing customer base as well as through the addition of new merchant customers. Additionally, we plan to expand our operations into selected international markets where we believe we can leverage our operational expertise and scale advantages. In particular, we are targeting high growth, emerging markets where cash is the predominant form of payment and where off-premise ATM penetration is relatively low, such as in the Central and Eastern Europe, Central and South America, and Asia-Pacific regions.

Develop and Provide Selected Advanced-Functionality Services.  ATMs have and continue to evolve in terms of service offerings. Certain advanced ATM models are capable of providing check cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), money transfer, bill payment services, and other kiosk-based financial services. Our Vcom units are also capable of providing these services. We believe the advanced-functionality services offered by our Vcom units, and other machines we or others may develop, provide additional growth opportunities as retailers and financial institutions seek to provide additional convenient self-service financial services to their customers.

Our Products and Services

We typically provide our leading merchant customers with all of the services required to operate an ATM, which include transaction processing, cash management, maintenance, and monitoring. We believe our merchant customers value our high level of service, our 24-hour per day monitoring and accessibility, and that our U.S. ATMs are on-line and able to serve customers an average of 98.5% of the time. In connection with the operation of our ATMs and our customers’ ATMs, we generate revenue on a per-transaction basis from the surcharge fees charged to cardholders for the convenience of using our ATMs and from interchange fees charged to such cardholders’ financial institutions for processing the ATM transactions. The following table provides detail relating to the number of ATMs we owned and operated under our various arrangements as of December 31, 2007:

	Company-Owned	Merchant-Owned	Total

Number of ATMs at period end	20,732	11,587	32,319
Percent of total ATMs	64.1%	35.9%	100.0%
Average monthly withdrawal transactions per average transacting ATM	637	289	490

We generally operate our ATMs under multi-year contracts that provide a recurring and stable source of transaction-based revenue and typically have an initial term of five to seven years. As of December 31, 2007, our contracts with our top 10 merchant customers had a weighted average remaining life (based on pro forma 2007 revenues) of approximately eight years. This weighted average remaining life as of December 31, 2007 is higher than the five to seven year term of a typical contract as a result of our 10-year placement agreement with 7-Eleven, Inc. entered into in conjunction with our acquisition of the 7-Eleven Financial Services Business (the “7-Eleven ATM Transaction”) in July 2007.

Additionally, we enter into arrangements with financial institutions to brand certain of our Company-owned ATMs. These “bank branding” arrangements allow a financial institution to expand its geographic presence for a fraction of the cost of building a branch location and typically for less than the cost of placing one of its own ATMs at that location. These types of arrangements allow a financial institution to rapidly increase its number of branded ATM sites and improve its competitive position. Under such arrangements, the branding institution’s customers are allowed to use the branded ATMs without paying a surcharge fee to us. In return, we receive monthly fees on a per-ATM basis from the branding institution, while retaining our standard fee schedule for other cardholders using the branded ATMs. In addition, we typically receive increased interchange revenue as a result of increased usage of our ATMs by the branding institution’s customers and others who prefer to use a bank-branded ATM. We intend to pursue additional bank branding arrangements as part of our growth strategy. Prior to 2006, we had bank branding arrangements in place on less than 1,000 of our Company-owned ATMs. However, as a result of our acquisition of the 7-Eleven Financial Services Business, our increased sales efforts, and financial institutions realizing the significant benefits and opportunities afforded to them through bank branding programs, as of December 31, 2007, we had bank branding arrangements in place with 21 domestic financial institutions, involving over 10,000 Company-owned ATMs.

In addition to our bank branding arrangements, we offer financial institutions another type of surcharge-free program through our Allpoint and MasterCard® nationwide surcharge-free ATM networks. Under the Allpoint network, which we acquired through our acquisition of ATM National, Inc. in December 2005, financial institutions who are members of the network pay us a fixed monthly fee per cardholder in exchange for us providing their cardholders with surcharge-free access to most of our domestic owned and/or operated ATMs. Under the MasterCard network, which we implemented in September 2006, we provide surcharge-free access to most of our domestic owned and/or managed ATMs to cardholders of financial institutions who participate in the network and who utilize a MasterCard debit card. In return for providing this service, we receive a fee from MasterCard for each surcharge-free withdrawal transaction conducted on our network. The Allpoint and MasterCard networks offer attractive alternatives to financial institutions that lack their own distributed ATM network. Finally, our Company-owned ATMs deployed under our placement agreement with 7-Eleven, Inc. participate in CO-OP®, the nation’s largest surcharge-free network for credit unions, and are included in our arrangement with Financial Services Center Cooperatives, Inc. (“FSCC”), a cooperative service organization providing shared branching services for credit unions.

As we have found that the primary factor affecting transaction volumes at a given ATM is its location, our strategy in deploying our ATMs, particularly those placed under Company-owned arrangements, is to identify and deploy them at locations that provide high visibility and high transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores and combination convenience stores and gas stations, grocery stores, airports, and major regional and national retail outlets. The 5,500 locations that we added to our portfolio as a result of the 7-Eleven ATM Transaction are prime examples of the types of locations that we seek when deploying our ATMs. In addition to the 7-Eleven locations, we have also entered into multi-year agreements with a number of other merchants, including Chevron, Costco, CVS/Pharmacy, Duane Reade, ExxonMobil, Hess Corporation, Rite Aid, Safeway, Sunoco, Target, and Walgreens in the United States; Alfred Jones, Martin McColl, McDonalds, The Noble Organisation, Odeon Cinemas, Punch Taverns, Spar, Tates, and Vue Cinemas in the United Kingdom; and Cadena Comercial OXXO S.A. de C.V. (“OXXO”) in Mexico. We believe that once a cardholder establishes a pattern of using a particular ATM, the cardholder will generally continue to use that ATM.

Segment and Geographic Information

Prior to the 7-Eleven ATM Transaction, our operations consisted of our United States, United Kingdom, and Mexico segments. As a result of the 7-Eleven ATM Transaction, we determined that the advanced-functionality services provided through the acquired Vcom units exhibited different economic characteristics than the traditional ATM services provided by our other three segments, in large part due to the anticipated losses associated with providing such advanced-functionality services and the fact that these operations will be managed separately until they can achieve break-even status. Accordingly, we have concluded that the Vcom operations should be treated as a separate reporting segment (“Advanced Functionality”), at least until such time that the operations achieve break-even status, which we currently expect to occur during the second half of 2008.

Based on the foregoing, as of December 31, 2007, our operations consisted of our United States, United Kingdom, Mexico, and Advanced Functionality segments. Our United States reporting segment now includes the traditional ATM operations of the 7-Eleven Financial Services Business, including the traditional ATM activities conducted on the Vcom units. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.

A summary of our revenues from customers by geographic region is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

United States	$310,078	$250,425	$247,143
United Kingdom	63,389	42,157	21,822
Mexico	4,831	1,023	—

Total	$378,298	$293,605	$268,965

The net book value of our long-lived assets in our various geographic locations is as follows (in thousands):

	As of December 31,
Location of property and equipment:	2007	2006	2005

United States	$365,573	$198,782	$210,115
United Kingdom	155,755	122,670	101,558
Mexico	8,670	2,542	—

Total	$529,998	$323,994	$311,673

For additional discussion of the segment revenue, profit information, and identifiable assets of our four reporting segments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 20. Additionally, for a discussion on the risks associated with our international operations, see Item 1A. Risk Factors — Our international operations involve special risks and may not be successful, which would result in a reduction of our gross profits.

Sales and Marketing

Our sales and marketing team focuses principally on developing new relationships with national and regional merchants as well as on building and maintaining relationships with our existing merchants. The team is organized into groups that specialize in marketing to specific merchant industry segments, which allows us to tailor our offering to the specific requirements of each merchant customer. In addition to the merchant-focused sales and marketing group, we have a sales and marketing group that is focused on developing and managing our relationships with financial institutions, as we look to expand the types of services that we offer to such institutions.

In addition to targeting new business opportunities, our sales and marketing team supports our acquisition initiatives by building and maintaining relationships with newly acquired merchants. We seek to identify growth opportunities within each merchant account by analyzing the merchant’s sales at each of its locations, foot traffic, and various demographic data to determine the best opportunities for new ATM placements. As of December 31, 2007, our sales and marketing team was composed of approximately 50 employees, of which those who are exclusively focused on sales typically receive a combination of incentive-based compensation and a base salary.

Technology

Our technology and operations platform consists of ATM equipment, ATM and internal network infrastructure (including in-house ATM transaction processing capabilities), cash management, and customer service. This platform is designed to provide our merchant customers with what we believe is a high quality suite of services.

ATM Equipment.  In the United States and Mexico, we purchase ATMs from national manufacturers, including NCR Corporation (“NCR”), Diebold, Incorporated (“Diebold”), Triton Systems of Delaware, Inc. (“Triton”), and Wincor Nixdorf AG (“Wincor Nixdorf”), and place them in our merchant customers’ locations. The portfolio of equipment we purchased in the 7-Eleven ATM Transaction is comprised of traditional ATMs manufactured by NCR and Diebold and advanced-functionality Vcom units manufactured by NCR. The wide range of advanced technology available from these ATM manufacturers provides our merchant customers with advanced features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can all perform basic functions, such as dispensing cash and displaying account information. However, some of our ATMs are modular and upgradeable so they can be adapted to provide additional services in response to changing technology and consumer demand. For example, a portion of our ATMs can be upgraded to accept deposits through the installation of additional hardware and software components.

We operate three basic types of ATMs in the United Kingdom: (1) “convenience,” which are internal to a merchant’s premises; (2) “through the wall,” which are external to a merchant’s premises; and (3) “pods,” a free-standing kiosk style ATM, also located external to a merchant’s premises. The ATMs we operate in the United Kingdom are principally manufactured by NCR.

Transaction Processing.  We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors to optimize the performance of our ATM network. In addition, our in-house transaction processing operations and our third-party transaction processors provide sophisticated security analysis and monitoring 24 hours a day.

In late 2006, we implemented our own in-house transaction processing operation, which is based in Frisco, Texas. This initiative enables us to monitor transactions on our ATMs and to control the flow and content of information on the ATM screen. As of December 31, 2007, we had converted in excess of 13,000 of our ATMs over to our in-house transaction processing switch, and we currently expect this initiative to be completed by December 31, 2008. As with our existing ATM network operation, we have carefully selected support vendors to help ensure the security and continued performance of such operation.

In conjunction with the 7-Eleven ATM Transaction, we assumed a master ATM management agreement with Fiserv, Inc. under which Fiserv provides a number of ATM-related services to the 7-Eleven ATMs, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment. Additionally, similar to our in-house transaction processing operations, 7-Eleven had its own processing operations that it used to process transactions for the Vcom units. In February 2008, we successfully transitioned the Vcom units onto our in-house transaction processing platform.

Internal Systems.  Our internal systems, including our in-house processing platform, include multiple layers of security to help protect the systems from unauthorized access. Protection from external sources is provided by the use of hardware and software-based security features that isolate our sensitive systems. We also use commercially-available encryption technology to protect communications. On our internal network, we employ user authentication and antivirus tools at multiple levels. These systems are protected by detailed security rules to limit access to all critical systems. Our systems components are directly accessible by a limited number of employees on a need-only basis. Our gateway connections to our EFT network service providers provide us with real-time access to transaction details, such as cardholder verification, authorization, and funds transfer. We have installed these communications circuits with backup connectivity to help protect us from telecommunications problems in any particular circuit. We use commercially-available and custom software that continuously monitors the performance of the ATMs in our network, including details of transactions at each ATM and expenses relating to that ATM, such as fees payable to the merchant. This software permits us to generate financial information for each ATM location, allowing us to monitor each location’s profitability. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, to determine how to price various operating arrangements with merchants and branding arrangements, and to create a profile of successful ATM locations to assist us in deciding the best locations for additional ATM deployments.

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

Our cash management department uses commercially-available software and proprietary analytical models to determine the necessary fill frequency and load amount for each ATM. We project cash requirements for each ATM on a daily basis, taking into consideration its location, the day of the week, the timing of holidays and events, and other factors. After receiving a cash order from us, the cash provider forwards the request to its vault location nearest to the applicable ATM. Personnel at the vault location then arrange for the requested amount of cash to be set aside and made available for the designated armored courier to access and subsequently transport to the ATM.

Customer Service.  We believe one of the factors that differentiates us from our competitors is our customer service responsiveness and proactive approach to managing any ATM downtime. We use an advanced software package that monitors the performance of our Company-owned ATMs 24 hours a day for service interruptions and notifies our maintenance vendors for prompt dispatch of necessary service calls. The traditional ATMs acquired in the 7-Eleven ATM Transaction continue to be monitored and serviced under the Fiserv ATM management agreement. The Vcom units acquired continue to be monitored under a third-party service agreement.

Finally, we use a commercially-available software package to maintain a database of transactions made on and performance metrics for all of our ATM locations. This data is aggregated into individual merchant customer profiles that are readily accessible by our customer service representatives and managers. We believe our proprietary database enables us to provide superior quality and accessible and reliable customer support.

Primary Vendor Relationships

To maintain an efficient and flexible operating structure, we outsource certain aspects of our operations, including transaction processing, cash management, and maintenance. Due to the large number of ATMs we operate, we believe we have obtained favorable pricing terms from most of our major vendors. We contract for the provision of the services described below in connection with our operations.

Transaction Processing.  We contract with and pay fees to third parties who process transactions that originate from our ATMs and are not processed directly through our own in-house processing switch. These processors communicate with the cardholder’s financial institution through an EFT network to obtain transaction authorization and settle transactions. These transaction processors include Star Systems, Fiserv, RBSLynk (“Lynk”, a subsidiary of The Royal Bank of Scotland Group) and Elan Financial Services in the United States, LINK and Euronet in the United Kingdom, and Promoción y Operación S.A. de C.V. (“PROSA-RED”) in Mexico. Although the Company has recently moved towards in-house processing, such processing efforts are primarily focused on controlling the flow and content of information on the ATM screen. As such, we expect to continue to rely on third party service providers to handle our connections to the EFT networks and to perform selected fund settlement and reconciliation processes.

Transactions originating on the traditional ATMs acquired in the 7-Eleven ATM Transaction will continue to be processed under the ATM management agreement with Fiserv, who maintains relationships with the major U.S. EFT networks, until that agreement expires in 2009, at which point we anticipate transitioning those ATMs onto our in-house transaction processing platform.

EFT Network Services.  Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus, and Plus in the United States; LINK in the United Kingdom; and PROSA-RED in Mexico. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amount paid to us. We attempt to maximize the utility of our ATMs to cardholders by participating in as many EFT networks as practical.

ATM Equipment.  As previously noted, we purchase substantially all of our ATMs from national manufacturers, including NCR, Diebold, Triton, and Wincor Nixdorf. The large quantity of ATMs that we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment. Under our Company-owned arrangements, we deploy high quality, multi-function ATMs. Under our merchant-owned arrangements, we deploy ATMs that are cost-effective and appropriate for the merchant.

Although we currently purchase a majority of our ATMs from NCR, we believe our relationships with our other ATM suppliers are good and that we would be able to purchase the ATMs we require for our Company-owned operations from other ATM manufacturers if we were no longer able to purchase ATMs from NCR.

ATM Maintenance.  In the United States, we typically contract with third-party service providers for the provision of on-site maintenance services. We have multi-year maintenance agreements with Diebold, NCR, and Pendum in the United States. In the United Kingdom, maintenance services are provided by in-house technicians. In Mexico, Diebold provides all maintenance services for our ATMs.

In connection with the 7-Eleven ATM Transaction, we assumed a number of multi-year, third-party service contracts previously entered into by the 7-Eleven Financial Services Business. Historically, Fiserv has contracted with NCR to provide on-site maintenance services to the acquired ATMs and Vcom units. We will continue to operate under the current terms of these agreements until such time as they are renegotiated or expire.

Cash Management.  We obtain cash to fill our Company-owned, and in some cases merchant-owned, ATMs under arrangements with our cash providers, which consist of Bank of America, N.A. (“Bank of America”), Palm Desert National Bank (“PDNB”), and Wells Fargo, N.A. (“Wells Fargo”) in the United States, Alliance & Leicester Commercial Bank (“ALCB”) in the United Kingdom, and Bansi, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a minority interest owner in Cardtronics Mexico, in Mexico. In the United States and United Kingdom, we have generally paid a monthly fee on the average amount outstanding to our primary vault cash providers under a formula based on the London Interbank Offered Rate (“LIBOR”). However, for the ATMs and Vcom units acquired in the 7-Eleven ATM Transaction, we pay a monthly fee for the vault cash utilized under a floating rate formula based on the federal funds effective rate. In Mexico, we pay a monthly fee for this cash under a formula based on the Mexican Interbank Rate. At all times, the cash legally belongs to the cash providers, and we have no access or right to the cash. We also contract with third parties to provide us with cash management services, which include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, ATM cash level monitoring, and claims processing with armored couriers, financial institutions, and processors.

As of December 31, 2007, we had $850.4 million in cash in our domestic ATMs under these arrangements, of which 51.9% was provided by Bank of America under a vault cash agreement that runs until October 2009 and 47.0% was provided by Wells Fargo under a vault cash agreement that runs until July 2009. In the United Kingdom, the balance of cash held in our ATMs as of December 31, 2007 was $196.8 million, and in Mexico, our balance totaled $10.1 million as of December 31, 2007.

Cash Replenishment.  We contract with armored courier services to transport and transfer cash to our ATMs. We use leading armored couriers such as Brink’s Incorporated (“Brink’s”), Loomis, Fargo & Co., and Pendum in the United States; and Loomis and Group 4 Securicor in the United Kingdom. Under these arrangements, the armored couriers pick up the cash in bulk and, using instructions received from our cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by either adding additional cash into a cassette or by swapping out the remaining cash for a new fully loaded cassette, and then balance the machine and provide cash reporting to the applicable cash provider. In Mexico, we utilize a flexible replenishment schedule, which enables us to minimize our cash inventory by allowing the ATM to be replenished on an “as needed” basis and not on a fixed recurring schedule. Cash needs are forecasted in advance and the ATMs are closely monitored on a daily basis. Once a terminal is projected to need cash within a specified number of days, the cash is procured and the armored vendor is scheduled so that the terminal is loaded approximately one day prior to the day that it is expected to run out of cash. Our primary armored courier service providers in Mexico are Compañia Mexicana de Servicio de Traslado de Valores (Cometra) and Panamericano.

Merchant Customers

In each of our markets, we typically deploy our Company-owned ATMs under long-term contracts with major national and regional merchants, including convenience stores, supermarkets, drug stores, and other high-traffic locations. Our merchant-owned ATMs are typically deployed under arrangements with smaller independent merchants.

The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of Company-owned ATMs, the contract terms vary, but typically include the following:

•	an initial term of five to seven years;

•	exclusive deployment of ATMs at locations where we install an ATM;

•	our right to increase surcharge fees;

•	our right to remove ATMs at underperforming locations without having to pay a termination fee;

•	in the United States, our right to terminate or remove ATMs or renegotiate the fees payable to the merchant if surcharge fees are generally reduced or eliminated by law; and

•	provisions that make the merchant’s fee dependent on the number of ATM transactions.

Our contracts under merchant-owned arrangements typically include similar terms, as well as the following additional terms:

•	in the United States, provisions prohibiting in-store check cashing by the merchant and, in the United States and United Kingdom, the operation of any other cash-back devices;

•	provisions imposing an obligation on the merchant to operate the ATMs at any time its stores are open for business; and

•	provisions, when possible, that require the assumption of our contract in the event a merchant sells its stores.

Prior to the 7-Eleven ATM Transaction, no single merchant customer’s ATM locations generated fees that accounted for more than 5.0% of our total revenues. As a result of the 7-Eleven ATM Transaction, 7-Eleven is now the largest merchant customer in our portfolio, representing 33.0% and 35.8% of our total pro forma revenues for the years ended December 31, 2007 and 2006, respectively. The underlying merchant agreement with 7-Eleven has an initial term of 10 years from the effective date of the acquisition. In addition to 7-Eleven, our next four largest merchant customers (based on revenues) are CVS, Walgreens, Target, and ExxonMobil, and they collectively generated 12.4% and 10.2% of our total pro forma revenues for the years ended December 31, 2007 and 2006, respectively.

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

In the United Kingdom, seasonality in transaction patterns tends to be similar to the seasonal patterns in the general retail market. Generally, the highest transaction volumes occur on weekend days and, thus, monthly transaction volumes will fluctuate based on the number of weekend days in a given month. However, we, like other independent ATM operators, experience a drop in the number of transactions we process during the Christmas season due to consumers’ greater tendency to shop in the vicinity of free ATMs and our closure of some of our ATM sites over the Christmas break. We expect these location-specific and regional fluctuations in transaction volumes to continue in the future.

Competition

We compete with financial institutions and other independent ATM companies for additional ATM placements, new merchant accounts, and acquisitions. Several of our competitors, namely national financial institutions, are larger and more established than we are. While these entities may have fewer ATMs than we do, they have greater financial and other resources than us. For example, our major domestic competitors include banks such as Bank of America, US Bancorp, Wachovia, and PNC Corp. as well as independent ATM operators such as ATM Express and Innovus. In the United Kingdom, we compete with several large non-bank ATM operators, including Cardpoint (a wholly-owned subsidiary of Payzone), Notemachine, and Paypoint, as well as banks such as the Royal Bank of Scotland, Barclays, and Lloyds, among others. In Mexico, we compete primarily with national and regional financial institutions, including Banamex, Bancomer, and HSBC. Although the independent ATM market is still relatively undeveloped in Mexico, we have recently seen a number of small ATM operators initiate operations. These operators, which are typically known by the names of their sponsoring banks, include Banco Inbursa, Afirme, and Bajio.

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

Americans with Disabilities Act (“ADA”).  The ADA currently prescribes provisions that ATMs be made accessible to and independently usable by individuals who are visually-impaired. The Department of Justice may adopt new accessibility guidelines under the ADA that will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the proposed guidelines that have been published for comment but not yet adopted, ATM height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads, and ATMs would be required to possess speech capabilities, among other modifications. If adopted, these new guidelines would affect the manufacture of ATM equipment going forward and could require us to retrofit ATMs in our network as those ATMs are refurbished or updated for other purposes. Additionally, proposed Accessibility Guidelines under the ADA would require voice-enabling technology for newly-installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. We are committed to ensuring that all of our ATMs comply with all applicable ADA regulations, and, although these new rules have not yet been adopted by the Department of Justice, we made substantially all of our Company-owned ATMs voice-enabled in conjunction with our security upgrade efforts in 2007.

Rehabilitation Act.  On November 26, 2006, a U.S. District Court judge ruled that the United States’ currencies (as currently designed) violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. Under the current ruling, the U.S. Treasury Department has been ordered to develop ways in which to differentiate paper currencies such that an individual who is visually-impaired would be able to distinguish between the different denominations. In response to the November 26, 2006 ruling, the Department of Justice filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit requesting that the decision be overturned on the grounds that varying the size of denominations could cause significant burdens on the vending machine industry and cost the Bureau of Engraving and Printing an initial investment of $178.0 million and up to $50.0 million in new printing plates. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, participants in the ATM industry (including us) may be forced to incur significant costs to upgrade current machines’ hardware and software components.

Encrypting Pin Pad and Triple-Data Encryption Standards.  Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as Encrypting Pin Pad (“EPP”) and the Triple Data Encryption Standard (“Triple-DES”). In 2005, we adopted a policy that any new ATMs we acquire from a manufacturer must be both EPP and Triple-DES compliant. As of December 31, 2007, we had substantially completed our Triple-DES upgrade efforts related to our Company-owned and merchant-owned machines, and all of our Company-owned machines were EPP compliant.

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

EFT Network Regulations.  EFT regional networks have adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. The Electronic Fund Transfer Act, commonly known as Regulation E, is the major source of EFT network regulations. The regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide notice of the fee to be charged the consumer, establish limits on the consumer’s liability for unauthorized use of his card, provide receipts to the consumer, and establish protest procedures for the consumer. We believe that we are in material compliance with these regulations and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.

United Kingdom

In the United Kingdom, MasterCard International has required compliance with an encryption standard called Europay, MasterCard, Visa, or “EMV.” The EMV standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” As of December 31, 2007, all of our ATMs in the United Kingdom were EMV compliant, except for ATM transactions that are originated through MasterCard branded credit cards. We expect to achieve EMV compliance for these cards by June 30, 2008. As a result of these compliance standards, our liability for fraudulent transactions conducted on our ATMs in the United Kingdom should be substantially reduced.

Additionally, the Treasury Select Committee of the House of Commons heard evidence in 2005 from interested parties with respect to surcharges in the ATM industry. This committee was formed to investigate public concerns regarding the ATM industry, including (1) adequacy of disclosure to ATM customers regarding surcharges, (2) whether ATM providers should be required to provide free services in low-income areas, and (3) whether to limit the level of surcharges. While the committee made numerous recommendations to Parliament regarding the ATM industry, including that ATMs should be subject to the Banking Code (a voluntary code of practice adopted by all financial institutions in the United Kingdom), the United Kingdom government did not accept the committee’s recommendations. Despite its rejection of the committee’s recommendations, the U.K. government did sponsor an ATM task force to look at social exclusion in relation to ATM services. As a result of the task force’s findings, approximately 600 additional free-to-use ATMs (to be provided by multiple ATM deployers) were required to be installed in low income areas throughout the United Kingdom. While this is less than a 2% increase in free-to-use ATMs through the U.K., there is no certainty that other similar proposals will not be made and accepted in the future.

Mexico

The ATM industry in Mexico has been historically operated by financial institutions. The Central Bank of Mexico (“Banco de Mexico”) supervises and regulates ATM operations of both financial institutions and non-bank ATM deployers. Although, Banco de Mexico’s regulations permit surcharge fees to be charged in ATM transactions, it has not issued specific regulations for the provision of ATM services. In addition, in order for a non-bank ATM deployer to provide ATM services in Mexico, the deployer must be affiliated with PROSA-RED or E-Global, which are credit card and debit card proprietary networks that transmit information and settle ATM transactions between its participants. As only financial institutions are allowed to be participants of PROSA-RED or E-Global, Cardtronics Mexico entered into a joint venture with Bansi, who is a member of PROSA-RED. As a financial institution, Bansi and all entities in which it participates, including Cardtronics Mexico, are regulated by the Ministry of Finance and Public Credit (“Secretaria de Hacienda y Crédito Público”) and supervised by the Banking and Securities Commission (“Comisión Nacional Bancaria y de Valores”). Additionally, Cardtronics Mexico is subject to the provisions of the Ley del Banco de Mexico (Law of Banco de Mexico), the Ley de Instituciones de Crédito (Mexican Banking Law), and the Ley para la Transparencia y Ordenamiento de los Servicios Financieros (Law for the Transparency and Organization of Financial Services).

Employees

As of December 31, 2007, we had approximately 400 employees, none which were represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We depend on ATM transaction fees for substantially all of our revenues, and our revenues would be reduced by a decline in the usage of our ATMs or a decline in the number of ATMs that we operate.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that ATM transaction fees, including fees we receive through our bank branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on (i) the continued market acceptance of our services in our target markets, (ii) maintaining the level of transaction fees we receive, (iii) our ability to install, acquire, operate, and retain more ATMs, (iv) continued usage of our ATMs by cardholders, and (v) our ability to continue to expand our surcharge-free offerings. Additionally, it is possible that alternative technologies to our ATM services will be developed and implemented. If such alternatives are successful, we will likely experience a decline in the usage of our ATMs. Moreover, surcharge fees are set by negotiation between us and our merchant partners and could change over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward such networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings.

We have also recently seen a decline in the average number of ATMs that we operate in the United States. Such decline, which totaled approximately 1.6% during the year ended December 31, 2007, exclusive of ATMs acquired in the 7-Eleven ATM Transaction, is primarily due to customer losses experienced in our merchant-owned ATM business, offset somewhat by new Company-owned ATM locations that were deployed during the year. The decline in ATMs on the merchant-owned side of the business totaled approximately 6.2% during the year ended December 31, 2007, and was due primarily to (i) an internal initiative launched by us to identify and eliminate certain underperforming accounts, (ii) increased competition from local and regional independent ATM service organizations, and (iii) certain network security upgrade requirements.

We cannot assure you that our ATM transaction fees will not decline in the future. Accordingly, a decline in usage of our ATMs by ATM cardholders or in the levels of fees received by us in connection with such usage, or a decline in the number of ATMs that we operate, would have a negative impact on our revenues and would limit our future growth.

In the United States, the proliferation of payment options other than cash, including credit cards, debit cards, and stored-value cards, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The U.S. has seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, certain merchants are now offering free cash back at the point-of-sale for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use such cards. According to the Study of Consumer Payment Preferences for 2005/2006, as prepared by Dove Consulting and the American Bankers Association, paper-based forms of payment declined from approximately 57% of all in-store payments made in 1999 to 44% in 2005. While most of the increase in electronic forms of payment during this period came at the expense of traditional checks, the use of cash to fund in-store payments declined from 39% in 1999 to 33% in 2001. Although the use of cash has been relatively stable since that date (remaining at roughly 33% of all in-store payments through 2005), continued growth in electronic payment methods (most notably debit cards and stored-value cards) could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

We have incurred substantial losses in the past and may continue to incur losses in the future.

We have incurred net losses in three of the past five years and incurred a net loss of $27.1 million for the year ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of $30.4 million. There can be no guarantee that we will achieve profitability in the future. If we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

Interchange fees, which comprise a substantial portion of our ATM transaction revenues, may be lowered at the discretion of the various EFT networks through which our ATM transactions are routed, thus reducing our future revenues.

Interchange fees, which represented approximately 27.8% and 26.2% of our total pro forma ATM operating revenues for the years ended December 31, 2007 and 2006, respectively, are set by the various EFT networks through which our ATM transactions are routed. Accordingly, if such networks decided to lower the interchange rates paid to us for ATM transactions routed through their networks, our future ATM transaction revenues would decline.

We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. If one or more of our top merchants were to cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.

For the years ended December 31, 2007 and 2006, we derived 45.4% and 46.0%, respectively, of our total pro forma revenues from ATMs placed at the locations of our five largest merchants. For the year ended December 31, 2007, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Target, and ExxonMobil. 7-Eleven, which represents the single largest merchant customer in our portfolio, comprised 33.0% and 35.8% of our total pro forma revenues for the years ended December 31, 2007 and 2006, respectively. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven and these other four merchants.

The loss of any of our largest merchants, or a decision by any one of them to reduce the number of our ATMs placed in their locations, would decrease our revenues. These merchants may elect not to renew their contracts when they expire. The contracts we have with our top five merchants, as outlined above, have expiration dates of July 20, 2017; December 5, 2011; December 31, 2013; January 31, 2012; and December 31, 2013, respectively. Even if such contracts are renewed, the renewal terms may be less favorable to us than the current contracts. If any of our five largest merchants fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and gross profits.

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

7-Eleven is now the single largest merchant customer in our portfolio, representing 33.0% and 35.8% of our total pro forma revenues for the years ended December 31, 2007 and 2006, respectively. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven. If 7-Eleven’s financial condition were to deteriorate in the future and, as a result, it was required to close a significant number of its domestic store locations, our financial results would be significantly impacted. Additionally, while the underlying ATM placement agreement with 7-Eleven has an initial term of 10 years, we may not be successful in renewing such agreement with 7-Eleven upon the end of that initial term, or such renewal may occur with terms and conditions that are not as favorable to us as those contained in the current agreement. Furthermore, the ATM placement agreement executed with 7-Eleven contains certain terms and conditions that, if we fail to meet such terms and conditions, gives 7-Eleven the right to terminate the placement agreement or our exclusive right to provide certain services.

We rely on EFT network providers, transaction processors, armored courier providers, and maintenance providers; if they fail or no longer agree to provide their services, we could suffer a temporary loss of transaction revenues or the permanent loss of any merchant contract affected by such disruption.

We rely on EFT network providers and have agreements with transaction processors, armored courier providers, and maintenance providers and have more than one such provider in each of these key areas. These providers enable us to provide card authorization, data capture, settlement, and ATM cash management and maintenance services to the merchants we serve. Typically, these agreements are for periods of up to two or three years each. If we improperly manage the renewal or replacement of any expiring vendor contract, or if our multiple providers in any one key area failed to provide the services for which we have contracted and disruption of service to our merchants occurs, our relationship with those merchants could suffer. For example, during the fourth quarter of 2007, our results of operations were negatively impacted by a higher percentage of downtime experienced by our ATMs in the United Kingdom as a result of certain third-party service-related issues and, while we expect such service-related issues to be resolved during the 2008, it is likely that such issues will continue to negatively impact the operating results of our United Kingdom operations in the near-term. If such disruption of service is significant or continues longer than anticipated, our relationships with the affected merchants could be negatively impacted. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third party providers, may result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements.

If we, our transaction processors, our EFT networks or other service providers experience system failures, the ATM products and services we provide could be delayed or interrupted, which would harm our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our in-house transaction processing platform, third-party transaction processors, telecommunications network systems, and other service providers. Accordingly, any significant interruptions could severely harm our business and reputation and result in a loss of revenue. Additionally, if any such interruption is caused by us, especially in those situations in which we serve as the primary transaction processor, such interruption could result in the loss of the affected merchants or damage our relationships with such merchants. Our systems and operations and those of our transaction processors and our EFT network and other service providers could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry, and computer viruses. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions.

If not done properly, the transitioning of our ATMs from third-party processors to our own in-house transaction processing platform could lead to service interruptions and/or the inaccurate settlement of funds between the various parties to our ATM transactions, which would harm our business and our relationships with our merchants.

As of December 31, 2007, we had transitioned over 13,000 of our Company- and merchant-owned ATMs from third-party processors to our own in-house transaction processing platform, and we expect to have the remainder of the ATMs in our portfolio converted over by December 31, 2008. Historically, we had limited experience in ATM transaction processing and, therefore, hired additional personnel with experience in running an ATM transaction processing operation during 2006 and 2007, including personnel we hired in connection with the 7-Eleven ATM Transaction. Because this is a relatively new business for us, there is an increased risk that our processing conversion efforts will not be successful, thus resulting in service interruptions for our merchants. Furthermore, if not performed properly, the processing of transactions conducted on our ATMs could result in the inaccurate settlement of funds between the various parties to those transactions and expose us to increased liability.

Security breaches could harm our business by compromising customer information and disrupting our ATM transaction processing services, thus damaging our relationships with our merchant customers and exposing us to liability.

As part of our ATM transaction processing services, we electronically process, store, and transmit sensitive cardholder information utilizing our ATMs. In recent years, companies that process and maintain such cardholder information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain such information and utilize it for fraudulent transactions. Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of such information or the deletion or modification of sensitive records, and could cause interruptions in our operations. While such security risks are mitigated by the use of encryption techniques, any inability to prevent security breaches could damage our relationships with our merchant customers and expose us to liability.

Computer viruses could harm our business by disrupting our ATM transaction processing services, causing non-compliance with network rules and damaging our relationships with our merchant customers.

Computer viruses could infiltrate our systems, thus disrupting our delivery of services and making our applications unavailable. Although we utilize several preventative and detective security controls in our network, any inability to prevent computer viruses could damage our relationships with our merchant customers and cause us to be in non-compliance with applicable network rules and regulations.

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

We are responsible for maintaining accurate bank account information for our merchant customers and accurate settlements of funds into these accounts based on the underlying transaction activity. This process relies on accurate and authorized maintenance of electronic records. Although we have certain controls in place to help ensure the safety and accuracy of our records, errors or unauthorized changes to these records could result in the erroneous or fraudulent movement of funds, thus damaging our relationships with our merchant customers and exposing us to liability.

We rely on third parties to provide us with the cash we require to operate many of our ATMs. If these third parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business.

In the United States, we rely on agreements with Bank of America, PDNB, and Wells Fargo to provide us with the cash that we use in approximately 18,000 of our domestic ATMs where cash is not provided by the merchant (“vault cash”). In the United Kingdom, we rely on a vault cash agreement with ALCB to provide us with the cash that we use in approximately 2,000 of our U.K. ATMs where cash is not provided by the merchant. Finally, Bansi is our sole vault cash provider in Mexico and provides us with the cash that we use in approximately 900 of our Mexico ATMs. As of December 31, 2007, the balance of vault cash held in our U.S, U.K., and Mexican ATMs was approximately $850.4 million, $196.8 million, and $10.1 million, respectively.

Under our vault cash agreements, we pay a vault cash rental fee based on the total amount of vault cash that we are using at any given time. At all times during this process, legal and equitable title to the cash is held by the cash providers, and we have no access or right to the cash. Each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our cash provider agreements. Our current agreements with Bank of America and Wells Fargo expire in October 2009 and July 2009, respectively. However, Bank of America can terminate its agreement with us upon 360 days prior written notice, and Wells Fargo can terminate its agreement with us upon 180 days prior written notice. Additionally, while our current agreement with ALCB does not expire until January 2009, it contains certain provisions, which, if triggered, may allow ALCB to terminate its agreement with us and demand the return of its cash upon 180 days prior written notice. We are working on extending our agreement with Bansi, which currently expires in March 2009.

If our cash providers were to demand return of their cash or terminate their arrangements with us and remove their cash from our ATMs, or if they were to fail to provide us with cash as and when we need it for our ATM operations, our ability to operate these ATMs would be jeopardized, and we would need to locate alternative sources of cash in order to operate these ATMs.

The recent deterioration experienced in global credit markets could have a negative impact on financial institutions that we conduct business with.

We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our ATMs. Additionally, we rely on a select few financial institution partners to provide us with the vast majority of the cash that we maintain in our Company-owned ATMs. While we have not experienced any significant changes in our relationships with such financial institutions to date, and do not expect any deterioration, the continued turmoil seen in the global credit markets could have a negative impact on those financial institutions and our relationships. In particular, if the liquidity positions of the financial institutions with whom we conduct business deteriorate significantly, such institutions may be unable to perform under their existing agreements with us. In the case of our financial institution branding partners, we would likely be required to find alternative financial institutions to brand the ATMs negatively impacted by any contractual defaults that may result from a continued deterioration in global credit markets. If such defaults were to occur, we can provide no guarantee that we would be successful in our efforts to identify new branding partners, or that the underlying economics of any new branding arrangements would be consistent with our current branding arrangements. Furthermore, the current credit environment may make it more difficult for us to negotiate new branding arrangements with financial institutions, or to renew or extend existing branding arrangements on terms and conditions that are acceptable to us. With respect to our vault cash providers, reference is made to the risk factor included immediately above for the potential impact on our business if our financial institution partners were no longer able to meet our ATM vault cash needs.

Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs.

Interest on our outstanding indebtedness under our revolving and swing line credit facilities is based on floating interest rates, and our vault cash rental expense is based on market rates of interest. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. Vault cash is the cash we use in our machines in cases where cash is not provided by the merchant. We pay rental fees on the average amount of vault cash outstanding in our ATMs under floating rate formulas based on the LIBOR to Bank of America and PDNB in the U.S. and ALCB in the U.K., and based on the federal funds effective rate to Wells Fargo in the U.S. Additionally, in Mexico, we pay a monthly rental fee to our vault cash provider under a formula based on the Mexican Interbank Rate. Although we currently hedge a significant portion of our vault cash interest rate risk related to our domestic operations through December 31, 2012, including a portion of the vault cash associated with the 7-Eleven ATM Transaction, we may not be able to enter into similar arrangements for similar amounts in the future. Furthermore, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the U.K. or Mexico. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosure about Market Risk; Interest Rate Risk.

We maintain a significant amount of cash within our Company-owned ATMs, which is subject to potential loss due to theft or other events, including natural disasters.

As of December 31, 2007, there was approximately $1.1 billion in vault cash held in our domestic and international ATMs. Although legal and equitable title to such cash is held by the cash providers, any loss of such cash from our ATMs through theft or other means is typically our responsibility. While we maintain insurance to cover a significant portion of any losses that may be sustained by us as a result of such events, we are still required to fund a portion of such losses through the payment of the related deductible amounts under our insurance policies. Furthermore, any increase in the frequency and/or amounts of such thefts and losses could negatively impact our operating results as a result of higher deductible payments and increased insurance premiums. Additionally, any damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with such merchants and impair our ability to deploy additional ATMs in those locations (or new locations) with those merchants in the future. Finally, impacted merchants may request that we permanently remove ATMs from store locations that have suffered damage as a result of any ATM-related thefts, thus negatively impacting our financial results.

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

In the United Kingdom, we face competition from several companies with operations larger than our own. Many of these competitors have financial and other resources substantially greater than our U.K. subsidiary.

The election of our merchant customers to not participate in our surcharge-free network offerings could impact the networks’ effectiveness, which would negatively impact our financial results.

Financial institutions that are members of our Allpoint and MasterCard surcharge-free networks pay a fee in exchange for allowing their cardholders to use selected Cardtronics owned and/or managed ATMs on a surcharge-free basis. The success of these networks is dependent upon the participation by our merchant customers in such networks. In the event a significant number of our merchants elect not to participate in such networks, the benefits and effectiveness of the networks would be diminished, thus potentially causing some of the participating financial institutions to not renew their agreements with us, and thereby negatively impacting our financial results.

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

Such a shortfall could require us to write down the carrying value of the intangible assets associated with any acquired company, which would adversely affect our reported earnings. Since April 2001, we have acquired 14 ATM networks and one surcharge-free ATM network. Prior to our E*TRADE Access acquisition in June 2004, we had acquired only the assets of deployed ATM networks, rather than businesses and their related infrastructure. We currently anticipate that our future acquisitions will likely reflect a mix of asset acquisitions and acquisitions of businesses, with each acquisition having its own set of unique characteristics. To the extent that we elect to acquire an existing company or the operations, technology, and personnel of another ATM provider, we may assume some or all of the liabilities associated with the acquired company and face new and added challenges integrating such acquisition into our operations.

Any inability on our part to effectively manage our past or future growth could limit our ability to successfully grow the revenue and profitability of our business.

Our international operations involve special risks and may not be successful, which would result in a reduction of our gross profits.

As of December 31, 2007, approximately 10.8% of our ATMs were located in the United Kingdom and Mexico. Those ATMs contributed the following to our gross profit measures for the year ended December 31, 2007:

•	22.7% of our gross profits exclusive of depreciation, accretion, and amortization;

•	18.5% of our pro forma gross profits exclusive of depreciation, accretion, and amortization;

•	23.4% of our gross profits inclusive of depreciation, accretion, and amortization; and

•	18.2% of our pro forma gross profits inclusive of depreciation, accretion, and amortization.

We expect to continue to expand in the U.K. and Mexico and potentially into other countries as opportunities arise.

Our international operations are subject to certain inherent risks, including:

•	exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the United States dollar, which represents our consolidated reporting currency;

•	difficulties in complying with the different laws and regulations in each country and jurisdiction in which we operate, including unique labor and reporting laws;

•	unexpected changes in laws, regulations, and policies of foreign governments or other regulatory bodies, including changes that could potentially disallow surcharging or that could result in a reduction in the amount of interchange fees received per transaction;

•	difficulties in staffing and managing foreign operations, including hiring and retaining skilled workers in those countries in which we operate; and

•	potentially adverse tax consequences, including restrictions on the repatriation of foreign earnings.

Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion.

Our proposed expansion efforts into new international markets involve unique risks and may not be successful.

We currently plan to expand our operations internationally with a focus on high growth emerging markets, such as those in the Central and Eastern Europe, Central and South America, and Asia-Pacific regions. Because the off-premise ATM industry is relatively undeveloped in these emerging markets, we may not be successful in these expansion efforts. In particular, many of these markets do not currently employ or support an off-premise ATM surcharging model, meaning that we would have to rely on interchange fees as our primary source of revenue. While we have had some success in deploying non-surcharging ATMs in selected markets (most notably in the United Kingdom), such a model requires significant transaction volumes to make it economically feasible to purchase and deploy ATMs. Furthermore, most of the ATMs in these markets are owned and operated by financial institutions, thus increasing the risk that cardholders would be unwilling to utilize an off-premise ATM with an unfamiliar brand. Finally, the regulatory environments in many of these markets are evolving and unpredictable, thus increasing the risk that a particular deployment model chosen at inception may not be economically viable in the future.

We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.

With its initial roots in the banking industry, the U.S. ATM industry has always been regulated, if not by individual states, then by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the U.S. ATM industry is periodically proposed at the state and local level. To date, no such legislation has been enacted that materially adversely affects our business. In the United Kingdom, the ATM industry is largely self-regulating. Most ATMs are part of the LINK network and must operate under the network rules set forth by LINK, including complying with rules regarding required signage and screen messages. Additionally, legislation is proposed from time-to-time at the national level, though nothing to date has been enacted that materially affects our business.

Finally, the ATM industry in Mexico has been historically operated by financial institutions. Banco de Mexico supervises and regulates ATM operations of both financial institutions and non-bank ATM deployers. Although, Banco de Mexico’s regulations permit surcharge fees to be charged in ATM transactions, it has not issued specific regulations for the provision of ATM services. In addition, in order for a non-bank ATM deployer to provide ATM services in Mexico, the deployer must be affiliated with PROSA-RED or E-Global, which are credit card and debit card proprietary networks that transmit information and settle ATM transactions between its participants. As only financial institutions are allowed to be participants of PROSA-RED or E-Global, Cardtronics Mexico entered into a joint venture with Bansi, who is a member of PROSA-RED. As a financial institution, Bansi and all entities in which it participates, including Cardtronics Mexico, are regulated by the Ministry of Finance and Public Credit (“Secretaria de Hacienda y Crédito Público”) and supervised by the Banking and Securities Commission (“Comisión Nacional Bancaria y de Valores”). Additionally, Cardtronics Mexico is subject to the provisions of the Ley del Banco de Mexico (Law of Banco de Mexico), the Ley de Instituciones de Crédito (Mexican Banking Law), and the Ley para la Transparencia y Ordenamiento de los Servicios Financieros (Law for the Transparency and Organization of Financial Services).

We will continue to monitor all such legislation and attempt, to the extent possible, to prevent the passage of such laws that we believe are needlessly burdensome or unnecessary. If regulatory legislation is passed in any of the jurisdictions in which we operate, we could be required to make substantial expenditures which would reduce our net income.

The passing of legislation banning or limiting surcharge fees would severely impact our revenue.

Despite the nationwide acceptance of surcharge fees at ATMs, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. However, those efforts may resurface and, should the federal courts abandon their adherence to the federal preemption doctrine, those efforts could receive more favorable consideration than in the past. Any successful legislation banning or limiting surcharge fees could result in a substantial loss of revenues and significantly curtail our ability to continue our operations as currently configured.

In the United Kingdom, the Treasury Select Committee of the House of Commons published a report regarding surcharges in the ATM industry in March 2005. This committee was formed to investigate public concerns regarding the ATM industry, including (1) adequacy of disclosure to ATM customers regarding surcharges, (2) whether ATM providers should be required to provide free services in low-income areas and (3) whether to limit the level of surcharges. While the committee made numerous recommendations to Parliament regarding the ATM industry, including that ATMs should be subject to the Banking Code (a voluntary code of practice adopted by all financial institutions in the U.K.), the U.K. government did not accept the committee’s recommendations. Despite the rejection of the committee’s recommendations, the U.K. government did sponsor an ATM task force to look at social exclusion in relation to ATM services. As a result of the task force’s findings, approximately 600 additional free-to-use ATMs (to be provided by multiple ATM providers) were required to be installed in low income areas throughout the U.K. While this is less than a 2% increase in free-to-use ATMs through the U.K., there is no certainty that other similar proposals will not be made and accepted in the future. If the legislature or another body with regulatory authority in the U.K. were to impose limits on the level of surcharges for ATM transactions, our revenue from operations in the U.K. would be negatively impacted.

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

Under a current ruling of the U.S. District Court, it was determined that the United States’ currencies (as currently designed) violate the Rehabilitation Act, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. Under the ruling, the U.S. Treasury Department has been ordered to develop ways in which to differentiate paper currency such that an individual who is visually-impaired would be able to distinguish between the different denominations. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, participants in the ATM industry (including us) could be forced to incur significant costs to upgrade current machines’ hardware and software components. If required, such capital expenditures could limit our free cash such that we do not have enough cash available for the execution of our growth strategy, research and development costs, or other purposes.

The passing of anti-money laundering legislation could cause us to lose certain merchant accounts and reduce our revenues.

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

In the 7-Eleven ATM Transaction, we acquired approximately 5,500 ATM machines, including 2,000 advanced-functionality Vcom machines. The advanced functionalities provided by the Vcom machines include check cashing, money transfer, remote deposit capture, and bill payment services (collectively, the “Vcom Services”). Additional growth opportunities that we believe to be associated with the acquisition of Vcom machines, including the expansion of such services to our existing ATMs, may be impaired if we cannot achieve market acceptance among users of those services.

We have estimated that the Vcom Services generated an operating loss of $6.4 million for the year ended December 31, 2007, and an operating profit of $11.4 million for the year ended December 31, 2006. However, excluding upfront placement fees, which may not continue in the future, the Vcom Services generated operating losses of $10.6 million and $6.6 million for the years ended December 31, 2007 and 2006, respectively. For the period from our acquisition (July 20, 2007) through December 31, 2007, the Vcom Services generated an operating loss of $5.0 million. By continuing to provide the Vcom Services, we currently expect that we may incur up to $10.0 million in operating losses associated with such services for the first 12-18 months subsequent to the 7-Eleven ATM Transaction. We plan to continue to operate the Vcom units and restructure the Vcom operations to improve the financial results of such operations; however, we may be unsuccessful in those efforts, and the future losses associated with the acquired Vcom operations could be significantly higher than those currently estimated, which would negatively impact our future operating results and financial condition. In addition, in the event we decide to terminate the Vcom Services, we may be required to pay up to $1.2 million of contract termination payments, and may incur additional costs and expenses, which could negatively impact our future operating results and financial condition. Finally, to the extent we pursue future advanced-functionality services independent of our Vcom efforts, we can provide no assurance that such efforts will be profitable.

We have identified material weaknesses in our internal control over financial reporting. These material weaknesses, if not corrected, could affect the reliability of our financial statements and have other adverse consequences.

Section 404 of the Sarbanes-Oxley Act of 2002, and the SEC rules with respect thereto, require management of public companies to assess the effectiveness of their internal control over financial reporting annually and to include in their Annual Reports on Form 10-K a management report on that assessment. To that end, our management assessment as of December 31, 2007 has been reflected in Part II, Item 9A (T). Controls and Procedures of this Annual Report on Form 10-K. Additionally, because we are currently a non-accelerated filer, as defined by the SEC, we are not required to include an attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting until we file our Annual Report on Form 10-K for the year ending December 31, 2008. Under Section 404 and the SEC’s rules, a company cannot find that its internal control over financial reporting is effective if any “material weaknesses” exist in its controls over financial reporting. A “material weakness” is a control deficiency, or combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2007. We have taken, and will continue to take, actions to remediate the material weaknesses and improve the effectiveness of our internal control over financial reporting; however, we cannot assure you that we will be able to correct these material weaknesses by the end of 2008. Any failure in the effectiveness of internal control over financial reporting, if it results in misstatements in our financial statements, could have a material effect on financial reporting or cause us to fail to meet reporting obligations, and could negatively impact investor perceptions.

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

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of December 31, 2007, we had goodwill and other intangible assets of $366.1 million, or 61.9% of our total assets. We periodically evaluate the recoverability and the amortization period of our intangible assets under accounting principles generally accepted in the United States (“GAAP”). Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and any changes in them could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material. For example, during the years ended December 31, 2007 and 2006, we recorded approximately $5.7 million and $2.8 million of impairment charges related to certain previously-acquired merchant contracts. Other impairment charges in the future may also adversely affect our results of operations.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2007, we had outstanding indebtedness of approximately $310.7 million, which represents approximately 74.4% of our total capitalization of $417.9 million. Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our senior subordinated notes and the agreements governing our other indebtedness;

•	require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, research and development costs, or other purposes; and

•	place us at a disadvantage compared to our competitors who have less debt.

Any of these factors could materially and adversely affect our business and results of operations. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

The terms of our credit agreement and the indentures governing our senior subordinated notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit agreement and the indentures governing our senior subordinated notes include a number of covenants that, among other items, restrict our ability to:

•	sell or transfer property or assets;

•	pay dividends on or redeem or repurchase stock;

•	merge into or consolidate with any third party;

•	create, incur, assume or guarantee additional indebtedness;

•	create certain liens;

•	make investments;

•	engage in transactions with affiliates;

•	issue or sell preferred stock of restricted subsidiaries; and

•	enter into sale and leaseback transactions.

In addition, we are required by our credit agreement to maintain specified financial ratios and limit the amount of capital expenditures incurred in any given 12-month period. As a result of these ratios and limits, we are limited in the manner in which we conduct our business and may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our debt obligations. A failure to comply with the covenants or financial ratios could result in an event of default. In the event of a default under our credit agreement, the lenders could exercise a number of remedies, some of which could result in an event of default under the indentures governing the senior subordinated notes. An acceleration of indebtedness under our credit agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time. If any or all of our debt were to be accelerated, there can be no assurance that our assets would be sufficient to repay any such indebtedness in full. If we are unable to repay outstanding borrowings under our bank credit facility when due the lenders will have the right to proceed against the collateral securing such indebtedness. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities for an additional discussion of our financing instruments.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 3110 Hayes Road, Suite 300, Houston, Texas 77082, and our telephone number is (281) 596-9988. We lease approximately 26,000 square feet of space under our Houston office lease. We lease an additional 15,000 square feet of office and warehouse space in buildings adjacent to our principal offices. Furthermore, we lease approximately 15,000 square feet in Frisco, Texas, where we manage our in-house transaction processing and our Advanced Functionality operations, and 2,500 square feet of office space in Bethesda, Maryland, where we manage our Allpoint surcharge-free network operations.

In addition to our domestic office space, we lease approximately 6,200 square feet of office space in Hatfield, Hertfordshire, England and approximately 2,400 square feet of office space in Mexico City, Mexico. Our facilities are leased pursuant to operating leases for various terms. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material pending legal and regulatory proceedings and settlements, see Part II, Item 8. Financial Statements and Supplementary Data, Note 16, Commitments and Contingencies — Legal and Other Regulatory Matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 26, 2007, we obtained the unanimous written consent of a majority of our stockholders, in lieu of a special meeting, for the following:

1.	Approval of the adoption of the Company’s Third Amended and Restated Certification of Incorporation;

2.	Approval of the adoption of the Company’s Second Amended and Restated Bylaws;

3.	Election of two Class I Directors of the Company, Robert Barone and Jorge M. Diaz, and three Class III Directors of the Company, Jack Antonini, Fred Lummis, and Michael A.R. Wilson;

4.	Approval of an amendment to the Company’s 2001 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan from 6,756,211 to 6,954,923 (on a post-split basis); and

5.	Approval of the adoption of the Company’s Second Amendment to the First Amended and Restated Investors Agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In December 2007, we completed the initial public offering of our common stock, and our common stock now trades on The Nasdaq Global Market under the symbol “CATM.” Prior to such time, our common stock was privately held. As of March 24, 2008, there were 75 shareholders of record of our common stock.

Quarterly Stock Prices.  The following table reflects the quarterly high and low sales prices for our common Stock as reported on the Nasdaq Stock Market during the quarter ended December 31, 2007.

Quarter Ended
December 31,
2007

High	$10.40
Low	$8.33

Dividend Information.  We have not historically paid, nor do we anticipate paying, dividends with respect to our common stock. For information on restrictions regarding our ability to pay dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities — Revolving credit facility and Item 8. Financial Statements and Supplementary Data, Note 13.

Equity Compensation Plans. See Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding our equity compensation plans as of December 31, 2007.

Uses of Proceeds from Initial Public Offering.  In connection with our initial public offering completed on December 14, 2007, we issued 12,000,000 shares of common stock, par value $0.0001, to the public for approximately $110.1 million, net of issuance costs and expenses. Total common shares outstanding immediately after the offering were 38,566,207 after taking into account the conversion of all Series B redeemable convertible preferred stock into common shares and a 7.9485:1 stock split that occurred in conjunction with the offering. We used the net proceeds from the offering to pay down debt previously outstanding under our revolving credit facility (see Part II, Item 8. Financial Statements and Supplementary Data, Note 13).

Recent Sales of Unregistered Securities.  During the year ended December 31, 2007, we issued 31,293 shares of our common stock to Ronald D. Coben in January 2007 upon the exercise of options held by Mr. Coben for an aggregate price of $46,181. This transaction did not involve any underwriters or any public offerings, and we believe that this transaction was exempt from registration requirements pursuant to Section 3(a)(9) or Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder or Rule 701 of the Securities Act of 1933 pursuant to compensatory benefit plans and contracts related to compensation as provided under Rule 701. The recipient of the securities in the transaction represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in the transaction.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our consolidated financial statements. As a result of our acquisitions of the 7-Eleven Financial Services Business, Bank Machine, and E*TRADE Access in July 2007, May 2005, and June 2004, respectively, our financial results for the years presented below are not comparable. As a result, the selected financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share information and numbers of ATMs)

Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$378,298	$293,605	$268,965	$192,915	$110,443
Income from operations	9,919	20,067	19,721	14,844	7,551
Net (loss) income	(27,090)	(531)	(2,418)	5,805	3,199
Net (loss) income available to common stockholders(1)	(63,362)	(796)	(3,813)	3,493	1,110
Per Share Data:
Basic earnings (loss) per common share	$(4.11)	$(0.06)	$(0.27)	$0.20	$0.07
Diluted earnings (loss) per common share	$(4.11)	$(0.06)	$(0.27)	$0.19	$0.06
Basic weighted average shares outstanding	15,423,744	13,904,505	14,040,353	17,795,073	16,521,361
Diluted weighted average shares outstanding	15,423,744	13,904,505	14,040,353	18,855,425	17,262,708
Consolidated Balance Sheets Data:
Total cash and cash equivalents	$13,439	$2,718	$1,699	$1,412	$5,554
Total assets	591,285	367,756	343,751	197,667	65,295
Total long-term debt and capital lease obligations, including current portion	310,744	252,895	247,624	128,541	31,371
Preferred stock	—	76,594	76,329	23,634	21,322
Total stockholders’ equity (deficit)	107,111	(37,168)	(49,084)	(340)	(6,329)
Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$55,462	$25,446	$33,227	$20,466	$21,629
Cash flows from investing activities	(202,883)	(35,973)	(139,960)	(118,926)	(29,663)
Cash flows from financing activities	158,155	11,192	107,214	94,318	10,404
Operating Data (Unaudited):
Total number of ATMs (at period end)	32,319	25,259	26,208	24,581	12,021
Total transactions	246,595	172,808	156,851	111,577	64,605
Total withdrawal transactions	166,248	125,078	118,960	86,821	49,859

(1)	For the year ended December 31, 2007, net loss available to common stockholders reflects a $36.0 million one-time, non-cash charge associated with the conversion of our Series B redeemable convertible preferred stock into shares of common stock in conjunction with our initial public offering in December 2007. For the years ended December 31, 2007, 2006, and 2005, the net loss available to common stockholders reflects the accretion of issuance costs associated with the Series B redeemable convertible preferred stock. For the years ended December 31, 2005, 2004, and 2003, net (loss) income available to common stockholders reflects non-cash dividends on our Series A preferred stock, which was redeemed in February 2005 in conjunction with the issuance of our Series B redeemable convertible preferred stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including those we discuss under Part I, Item 1A. Risk Factors. Additionally, you should read the following discussion together with the financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.

Our discussion and analysis includes the following:

•	Overview of Business

•	Developing Trends in the ATM Industry

•	Recent Events

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements Issued but Not Yet Adopted

•	Commitments and Contingencies

We have also included a discussion of the 7-Eleven ATM Transaction and the related financing transactions that occurred in 2007 in certain portions of the following sections in order to provide some detail on the impact such transactions are expected to have on our results of operations and liquidity and capital resource requirements. In some cases, certain unaudited pro forma financial and operational information has been presented herein as if the 7-Eleven ATM Transaction occurred on January 1, 2006. Such unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of what our actual financial or operational results would have been had the 7-Eleven ATM Transaction been consummated on such date. Such unaudited pro forma information should be read in conjunction with our historical audited financial statements, and accompanying notes thereto, included in Item 8. Financial Statements and Supplementary Data.

Overview of Business

As of December 31, 2007, we operated a network of approximately 32,300 ATMs throughout the United States, the United Kingdom, and Mexico. Our extensive ATM network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally-known merchants pursuant to which we operate ATMs in their locations. We deploy ATMs under two distinct arrangements with our merchant partners: Company-owned and merchant-owned.

Company-owned Arrangements.  Under a Company-owned arrangement, we own or lease the ATM and are responsible for controlling substantially all aspects of its operation. These responsibilities include what we refer to as first line maintenance, such as replacing paper, clearing paper or bill jams, resetting the ATM, any telecommunications and power issues, or other maintenance activities that do not require a trained service technician. We are also responsible for what we refer to as second line maintenance, which includes more complex maintenance procedures that require trained service technicians and often involve replacing component parts. In addition to first and second line maintenance, we are responsible for arranging for cash, cash loading, supplies, transaction processing, telecommunications service, and all other services required for the operation of the ATM, other than electricity. We typically pay a fee, either periodically, on a per-transaction basis or a combination of both, to the merchant on whose premises the ATM is physically located. We operate a limited number of our Company-owned ATMs on a merchant-assisted basis. In these arrangements, we own the ATM and provide all transaction processing services, but the merchant generally is responsible for providing and loading cash for the ATM and performing first line maintenance.

Typically, we deploy ATMs under Company-owned arrangements for our national and regional merchant customers. Such customers include 7-Eleven, Chevron, Costco, CVS/Pharmacy, Duane Reade, ExxonMobil, Hess Corporation, Rite Aid, Safeway, Sunoco, Target, and Walgreens in the United States; Alfred Jones, Martin McColl, McDonalds, The Noble Organisation, Odeon Cinemas, Punch Taverns, Spar, Tates, and Vue Cinemas in the United Kingdom; and OXXO in Mexico. Because Company-owned locations are controlled by us (i.e., we control the uptime of the machines), are usually located in major national chains, and are thus more likely candidates for additional sources of revenue such as bank branding, they generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of December 31, 2007, we operated over 20,700 ATMs under Company-owned arrangements.

Merchant-owned Arrangements.  Under a merchant-owned arrangement, the merchant owns the ATM and is responsible for its first-line maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services, second-line maintenance, 24-hour per day monitoring and customer service, and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with our smaller, independent merchant customers. In situations where a merchant purchases an ATM from us, the merchant normally retains responsibility for providing cash for the ATM. Because the merchant bears more of the costs associated with operating ATMs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a Company-owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and/or second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of December 31, 2007, we operated approximately 11,600 ATMs under merchant-owned arrangements.

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

In-house Transaction Processing.  We are in the process of converting our ATMs from various third party transaction processing companies to our own in-house transaction processing platform, thus providing us with the ability to control the processing of transactions conducted on our network of ATMs. We expect that this will provide us with the ability to control the content of the information appearing on the screens of our ATMs, which should in turn serve to increase the types of products and services that we will be able to offer to financial institutions. For example, with the ability to control screen flow, we expect to be able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, we expect that this move will provide us with future operational cost savings in terms of lower overall processing costs. During 2007, we incurred $2.4 million in costs associated with our efforts to transition our current network of ATMs over to our in-house transaction processing switch, and we currently expect to spend an additional $1.0 million during 2008 to complete this conversion.

As our in-house transaction processing efforts are focused on controlling the flow and content of information on the ATM screen, we will continue to rely on third party service providers to handle the generic back-end connections to the EFT networks and various fund settlement and reconciliation processes for our Company-owned accounts. As of December 31, 2007, we had converted over 13,000 of our Company- and merchant-owned ATMs from third party processors to our in-house transaction processing platform, and we currently expect this initiative to be completed by December 31, 2008.

Components of Revenues, Cost of Revenues, and Expenses

Revenues

We derive our revenues primarily from providing ATM services and, to a lesser extent, from branding arrangements, surcharge-free network offerings, sales of ATM equipment, and now, as a result of the 7-Eleven ATM Transaction, the provision of advanced-functionality services conducted at our Vcom units. We have historically classified revenues into two primary categories: ATM operating revenues and ATM product sales and other revenues. However, as a result of the 7-Eleven ATM Transaction, we now have a separate category, Vcom operating revenues, for the advanced-functionality services provided through the acquired Vcom units.

ATM Operating Revenues.  We present revenues from ATM services, branding arrangements, and surcharge-free network offerings as “ATM operating revenues” in our consolidated statements of operations. These revenues include the fees we earn per transaction on our network, fees we generate from bank branding arrangements and our surcharge-free networks, and fees earned from providing certain maintenance services. Our revenues from ATM services have increased rapidly in recent years due to the acquisitions we completed since 2001, as well as through internal expansion of our existing and acquired ATM networks. We expect that our ATM operating revenues will significantly increase in 2008 as a result of the 7-Eleven ATM Transaction and the deployment of additional Company-owned ATMs in the U.K. and Mexico.

ATM operating revenues primarily consist of the three following components: (1) surcharge revenue, (2) interchange revenue, and (3) branding and surcharge-free network revenue.

•	Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the type of arrangement under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. In the future, we expect that surcharge fees per surcharge-bearing transaction will vary depending upon negotiated surcharge fees at newly-deployed ATMs, the roll-out of additional branding arrangements, and future negotiations with existing merchant partners, as well as our ongoing efforts to improve profitability through improved pricing. For those ATMs that we own or operate on surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who are participants of such networks, but rather we receive interchange and branding revenues (as discussed below.) Surcharge fees in the United Kingdom are typically higher than the surcharge fees charged in the United States. In Mexico, surcharge fees are generally less than those charged in the United States.

•	Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for the use of an ATM owned by another operator and the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, with the remaining portion being retained by the EFT network. In the United States and Mexico, interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. In the United Kingdom, interchange fees are earned on all ATM transactions other than surcharge-bearing cash withdrawals. Interchange fees are set by the EFT networks and vary according to EFT network arrangements with financial institutions, as well as the type of transaction. Such fees are typically lower for balance inquiries and fund transfers and higher for withdrawal transactions.

•	Branding and surcharge-free network revenue. Under a bank branding agreement, ATMs that are owned and operated by us are branded with the logo of and operated as if they were owned by the branding financial institution. Customers of the branding institution can use those machines without paying a surcharge, and, in exchange, the financial institution pays us a monthly per-machine fee for such branding. Historically, this type of branding arrangement has resulted in an increase in transaction levels at the branded ATMs, as existing customers continue to use the ATMs and new customers of the branding financial institution are attracted by the surcharge-free service. Additionally, although we forego the surcharge fee on ATM transactions by the branding institution’s customers, we continue to earn interchange fees on those transactions along with the monthly branding fee, and typically enjoy an increase in surcharge-bearing transactions from users who are not customers of the branding institution as a result of having a bank brand on our ATMs. Overall, based on the above, we believe a branding arrangement can substantially increase the profitability of an ATM versus operating the same machine in an unbranded mode. Fees paid for branding an ATM vary widely within our industry, as well as within our own operations. We expect that this variance in branding fees will continue in the future. However, because our strategy is to set branding fees at levels well above that required to offset lost surcharge revenue, we do not expect any such variance to cause a decrease in our total revenues.

A surcharge-free network is an arrangement where a financial institution’s customers are allowed to use the majority of the ATMs in our network on a surcharge-free basis. We currently operate two such networks: our nationwide surcharge-free Allpoint network, of which we are the owner and largest member, and our MasterCard surcharge-free network. Under the Allpoint surcharge-free network, each participating financial institution pays us a fixed fee per cardholder to participate in the network. Under the MasterCard surcharge-free network, we receive a fee from MasterCard for each surcharge-free withdrawal transaction conducted on our network. These fees are meant to compensate us for the loss of surcharge revenues. Although we forego surcharge revenues on those transactions, we do continue to earn interchange revenues. We believe that many of these surcharge-free transactions represent withdrawal transactions from cardholders who have not previously utilized the underlying ATMs, and these increased transaction counts more than offset the foregone surcharge. Consequently, we believe that our surcharge-free network arrangements enable us to profitably operate in that portion of the ATM transaction market that does not involve a surcharge.

In addition to our Allpoint and MasterCard networks, the ATMs and Vcom machines that we acquired in the 7-Eleven ATM Transaction participate in the CO-OP® network, the nation’s largest surcharge-free network devoted exclusively to credit unions. Additionally, the Vcom machines located in 7-Eleven stores are under an arrangement with Financial Services Centers Cooperative, Inc. (“FSCC”), a cooperative service organization that provides shared branching services for credit unions, to provide virtual branching services through the Vcom machines for members of the FSCC network.

The following table sets forth, on a historical and pro forma basis, information on our surcharge, interchange, branding and surcharge-free networks fees, and other revenues per withdrawal transaction for the periods indicated. The pro forma information presented below assumes the 7-Eleven ATM Transaction occurred effective January 1, 2006 but excludes any revenues and transactions associated with the Vcom advanced-functionality services for such periods.

				Pro Forma	Pro Forma
	2007	2006	2005	2007	2006

Per withdrawal transaction(1):
Surcharge revenue(2)	$1.36	$1.52	$1.52	$1.31	$1.39
Interchange revenue(3)	0.59	0.55	0.56	0.59	0.57
Branding and surcharge-free network revenue(4)	0.21	0.13	0.06	0.21	0.18
Other revenue(5)	0.03	0.05	0.04	0.03	0.03

Total ATM operating revenues	$2.19	$2.25	$2.18	$2.14	$2.17

(1)	Amounts calculated based on total withdrawal transactions, including surcharge withdrawal transactions and surcharge-free withdrawal transactions.

(2)	Excluding surcharge-free withdrawal transactions, per transaction amounts would have been $1.88, $1.80, and $1.70 for the years ended December 31, 2007, 2006, and 2005, respectively, and $1.86 and $1.76 for the pro forma years ended December 31, 2007 and 2006, respectively.

(3)	Amounts calculated based on total interchange revenues earned on all ATM transaction types, including withdrawals, balance inquiries, transfers, and surcharge-free transactions.

(4)	Amounts include all bank branding and surcharge-free network revenues, the majority of which are not earned on a per-transaction basis.

(5)	Amounts include other miscellaneous ATM operating revenues.

The following table breaks down, on a historical and pro forma basis, our total ATM operating revenues into the various components for the years indicated:

				Pro Forma	Pro Forma
	2007	2006	2005	2007	2006

Surcharge revenue	62.0%	67.5%	69.9%	61.0%	64.2%
Interchange revenue	26.8	24.5	25.7	27.8	26.2
Branding and surcharge-free network revenue	9.7	6.0	2.6	10.0	8.3
Other revenue	1.5	2.0	1.8	1.2	1.3

Total ATM operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Vcom Operating Revenues.  The 7-Eleven ATM Transaction provided us with approximately 2,000 advanced-functionality financial self-service kiosks referred to as “Vcom” terminals that, in addition to standard ATM services, offer more sophisticated financial services, including check cashing, money transfer, remote deposit capture, and bill payment services. The substantial majority of the historical revenues from the Vcom Services consisted of upfront placement fees, which represented upfront payments from third-party service providers associated with providing certain of the advanced-functionality services. Most of these fees were payments received by 7-Eleven from a telecommunications provider. Such fees were amortized to revenues over the underlying contractual period, and there are no more significant payments due to us under these contracts. Therefore, in order for such placement fees to be received in the future, new contracts must be negotiated, but such negotiation is not assured. Accordingly, the percentage of Vcom operating revenues related to placement fees are expected to be considerably lower in the future.

ATM Product Sales and Other Revenues.  We present revenues from the sale of ATMs and other non-transaction based revenues as “ATM product sales and other revenues” in the accompanying consolidated statements of operations. These revenues consist primarily of sales of ATMs and related equipment to merchants operating under merchant-owned arrangements, as well as sales under our value-added reseller (“VAR”) program with NCR. While we expect to continue to derive a portion of our revenues from direct sales of ATMs in the future, we expect that this source of revenue will not comprise a substantial portion of our total revenues in future periods.

Cost of Revenues

Our cost of revenues primarily consists of those costs directly associated with transactions completed on our ATM network. These costs, which are incurred to handle transactions completed on both our ATM and Vcom units, include merchant fees, processing fees, cost of cash, communications expense, repairs and maintenance expense, and direct operations expense. To a lesser extent, cost of revenues also includes those costs associated with the sales of ATMs. The following is a description of our primary cost categories:

Merchant Fees.  We pay our merchants a fee that depends on a variety of factors, including the type of arrangement under which the ATM is placed and the number of transactions at that ATM. For the year ended December 31, 2007, merchant fees represented 36.5% of our ATM operating revenues.

Processing Fees.  Although we are in the process of transitioning our Company-owned and merchant-owned ATMs onto our in-house transaction processing platform, we continue to pay fees to third-party vendors for processing transactions originated at ATMs in our network that have not been transitioned to our platform. These vendors, which include Star Systems, Fiserv, Lynk, and Elan Financial Services in the United States, LINK and Euronet in the United Kingdom, and PROSA-RED in Mexico, communicate with the cardholder’s financial institution through EFT networks to gain transaction authorization and to settle transactions. As we have converted most of our domestic Company-owned ATMs over to our own in-house transaction processing platform, we expect to see a slight reduction in our overall processing costs on a go-forward basis. However, the ATMs acquired in the 7-Eleven Transaction will not be converted over to our in-house processing platform until 2010, as we have a contract with a third party to provide the transaction processing services for these machines through December 2009. Finally, for the Vcom units acquired, we utilized the in-house transaction processing platform historically utilized by 7-Eleven to process the transactions conducted on those Vcom units during 2007. However, in February 2008, we successfully migrated the Vcom transaction processing capabilities over to our in-house transaction processing platform.

Cost of Cash.  Cost of cash includes all costs associated with the provision of cash for our ATMs, including fees for the use of cash, armored courier services, insurance, cash reconciliation, associated wire fees, and other costs. As the fees we pay under our contracts with our vault cash providers are based on market rates of interest, changes in interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate swaps on varying amounts of our current and anticipated outstanding domestic ATM cash balances through 2010. For the year ended December 31, 2007, cost of cash represented 19.0% of our ATM operating revenues.

Communications.  Under our Company-owned arrangements, we are responsible for expenses associated with providing telecommunications capabilities to the ATMs, allowing the ATMs to connect with the applicable EFT network.

Repairs and Maintenance.  Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the ATM. We typically use third parties with national operations to provide these services. Our primary maintenance vendors are Diebold, NCR, and Pendum. For the year ended December 31, 2007, repairs and maintenance expense represented 7.0% of our ATM operating revenues.

Direct Operations.  These expenses consist of costs associated with managing our ATM network, including expenses for monitoring the ATMs, program managers, technicians, and customer service representatives.

Cost of Equipment Revenue.  In connection with the sale of equipment to merchants and value-added resellers, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses.

We define variable costs as those incurred on a per transaction basis. Processing fees and the majority of merchant fees fall under this category. Processing fees and merchant fees accounted for 52.2% of our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization related to ATMs and ATM-related assets) for the year ended December 31, 2007 (52.9% on a pro forma basis for the 7-Eleven ATM Transaction). Therefore, we estimate that 47.8% (or 47.1% on a pro forma basis) of our cost of ATM operating revenues is generally fixed in nature, meaning that any significant decrease in transaction volumes would lead to a decrease in the profitability of our ATM service operations, unless there were an offsetting increase in per-transaction revenues or decrease in our fixed costs. We currently exclude depreciation, accretion, and amortization from ATMs and ATM-related assets from our cost of ATM revenues. However, the inclusion of such costs would have increased the percentage of our cost of ATM operating revenues that we consider fixed in nature by approximately 7.1% for the year ended December 31, 2007 (or 7.0% on a pro forma basis.)

The profitability of any particular ATM location, and of our entire ATM services operation, is driven by a combination of surcharge, interchange, and branding and surcharge-free network revenues, as well as the level of our related costs. Accordingly, material changes in our average surcharge fee or average interchange fee may be offset by branding revenues, surcharge-free network fees, or other ancillary revenues, or by changes in our cost structure. Because a variance in our average surcharge fee or our average interchange fee is not necessarily indicative of a commensurate change in our profitability, you should consider these measures only in the context of our overall financial results.

Indirect Operating Expenses

Our indirect operating expenses include general and administrative expenses related to administration, salaries, benefits, advertising and marketing, depreciation and accretion of the ATMs, ATM-related assets, and other assets that we own, amortization of our acquired merchant contracts and other amortizable intangible assets, and interest expense related to borrowings under our revolving credit facility and our $300.0 million in senior subordinated notes. We depreciate our capital equipment on a straight-line basis over the estimated life of such equipment and amortize the value of acquired intangible assets over the estimated lives of such assets.

Developing Trends in the ATM Industry

Increase in Surcharge-Free Offerings.  Many U.S. banks serving the market for consumer banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive U.S. ATM network. Bank branding of ATMs and participation in surcharge-free networks allows financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially less cost than building their own ATM networks. These factors have led to an increase in bank branding and participation in surcharge-free networks, and we believe that there will be continued growth in such arrangements.

Growth in International Markets.  In most regions of the world, ATMs are less common than in the United States. We believe the ATM industry will grow faster in international markets than in the U.S., as the number of ATMs per capita in those markets increases and begins to approach the U.S. level. In addition, there has been a trend towards growth of off-premise ATMs in several international markets, including the United Kingdom and Mexico.

•	United Kingdom. The U.K. is the largest ATM market in Europe. Until the late 1990s, most U.K. ATMs were installed at bank and building society branches. Non-bank operators began to deploy ATMs in the United Kingdom in December 1998 when LINK (which connects the ATM networks of all U.K. ATM operators) allowed them entry into its network via arrangements between non-bank operators and U.K. financial institutions. We believe that non-bank ATM operators have benefited in recent years from customer demand for more conveniently located cash machines, the emergence of internet banking with no established point of presence, and the closure of bank branches due to consolidation. According to LINK, a total of approximately 63,000 ATMs were deployed in the United Kingdom as of January 2008, of which approximately 26,000 were operated by non-banks. This has grown from approximately 36,700 total ATMs in the U.K. in 2001, with less than 7,000 operated by non-banks. Similar to the U.S., electronic payment alternatives have gained popularity in the U.K. in recent years. However, cash is still the primary payment method preferred by consumers, representing nearly two-thirds of total transaction spending according to the APACS’ U.K. Payment Statistics 2007 publication. Furthermore, annual ATM cash withdrawal transactions continue to remain strong in the U.K., reflecting consumers’ preference to utilize cash for their transaction spending.

•	Mexico. Historically, surcharge fees were not allowed pursuant to Mexican law. However, in July 2005, the Mexican government approved a measure that now allows ATM operators to charge a fee to individuals withdrawing cash from their ATMs. As a result of the Mexican government allowing surcharging and the relatively low level of penetration of ATMs in Mexico, we believe that there will be significant growth in the number of ATMs owned in Mexico by non-banks. According to the Central Bank of Mexico, as of December 2007, Mexico had approximately 29,000 ATMs operating throughout the country, substantially all of which are owned by national and regional banks.

Growth of Advanced-Functionality Services.  Approximately 75% of all ATM transactions in the United States are cash withdrawals, with the remainder representing other basic banking functions such as balance inquiries, transfers, and deposits. We believe that there are significant opportunities for a large non-bank ATM operator to provide additional advanced-functionality services to customers, such as check cashing, remote deposit capture, money transfer, and bill payment services, through self-service kiosks. These additional services would result in additional revenues streams for a company and could ultimately result in increased profitability.

Outsourcing by Banks and Other Financial Institutions.  While many banks and other financial institutions own significant networks of ATMs that serve as extensions of their branch networks and increase the level of service offered to their customers, large ATM networks are costly to operate and typically do not provide significant revenue for banks and other financial institutions. We believe there is an opportunity for large non-bank ATM operators with lower costs and an established operating history to contract with financial institutions to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending their customer service.

Recent Events

Financing Transactions.  During 2007, we completed the following financing transactions:

•	Initial Public Offering. On December 14, 2007, we completed our initial public offering of 12,000,000 shares of common stock at a price of $10.00 per share. Total common shares outstanding immediately after the offering were 38,566,207 after taking into account the conversion of all Series B redeemable convertible preferred stock into common shares and a 7.9485:1 stock split that occurred in conjunction with the offering. The net proceeds from the offering were approximately $110.1 million and were used to pay down debt previously outstanding under our revolving credit facility.

•	Series B Redeemable Convertible Preferred Stock Conversion. In connection with our initial public offering, all shares of our Series B redeemable convertible preferred stock converted into shares of our common stock. Based on the $10.00 initial public offering price and the terms of our shareholders agreement, the 894,568 shares held by certain funds controlled by TA Associates, Inc. (the “TA Funds”) converted into 12,259,286 shares of common stock (on a split-adjusted basis). The remaining 35,221 shares of Series B redeemable convertible preferred stock not held by the TA Funds converted into 279,955 shares of our common stock (on a split-adjusted basis). As a result of this conversion, no shares of preferred stock were outstanding subsequent to the initial public offering, and we have no immediate plans to issue any preferred stock. For additional information on the conversion of the Series B shares controlled by the TA Funds, see Item 8. Financial Statements and Supplementary Data, Note 14.

•	Senior Subordinated Notes Offering. On July 20, 2007, we sold $100.0 million of 9.25% senior subordinated notes due 2013 — Series B (the “Series B Notes”) pursuant to Rule 144A of the Securities Act of 1933 to help fund the 7-Eleven ATM Transaction. The form and terms of the Series B Notes are substantially the same as the form and terms of the $200.0 million senior subordinated notes issued in August 2005 (the “Series A Notes”), except that (i) the Series A Notes have been registered with the Securities and Exchange Commission while the Series B Notes remain subject to transfer restrictions until we complete an exchange offer, and (ii) the Series B Notes were issued with Original Issue Discount and have an effective yield of 9.54%. Pursuant to the terms of the registration rights agreement entered into in conjunction with the Series B Notes offering, we were required to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of our debt securities registered under the Securities Act with terms identical to those of the Series B Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) and use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes. On February 14, 2008, we filed our initial registration statement on Form S-4 with the SEC. However, if we fail to satisfy our registration obligations, we will be required, under certain circumstances, to pay additional interest to the holders of the Series B Notes.

•	Revolving Credit Facility Modifications. In July 2007, in conjunction with the 7-Eleven ATM Transaction, we amended our revolving credit facility to, among other things, (i) increase the maximum borrowing capacity under the revolver from $125.0 million to $175.0 million in order to partially finance the acquisition and to provide additional financial flexibility, (ii) increase the amount of “indebtedness” (as defined in the credit facility agreement) to allow for the new issuance of the notes described above, (iii) extend the term of the facility from May 2010 to May 2012, (iv) increase the amount of capital expenditures we could incur on a rolling 12-month basis from $60.0 million to a maximum of $75.0 million, and (v) amend certain restrictive covenants contained within the facility. In May 2007, we amended our revolving credit facility to modify, among other items, (i) the interest rate spreads on outstanding borrowings and other pricing terms, and (ii) certain restrictive covenants contained within the facility. Such modification will allow for reduced interest expense in future periods, assuming a constant level of borrowing. Additionally, in March 2008, we further amended our revolving credit facility to increase the amount of capital expenditures that we can incur on a rolling 12-month basis to $90.0 million.

7-Eleven ATM Transaction.  On July 20, 2007, we purchased substantially all of the assets of the 7-Eleven Financial Services Business for approximately $137.3 million in cash. Such amount included a $1.3 million payment for estimated acquired working capital and approximately $1.0 million in other related closing costs. This acquisition included approximately 5,500 ATMs located in 7-Eleven stores throughout the United States, of which approximately 2,000 are advanced-functionality Vcom terminals. In connection with the 7-Eleven ATM Transaction, we entered into a placement agreement that provides us with, subject to certain conditions, a 10-year exclusive right to operate all ATMs and Vcom units in 7-Eleven locations throughout the United States, including any new stores opened or acquired by 7-Eleven.

The operating results of our United States segment now include the results of the traditional ATM operations of the 7-Eleven Financial Services Business, including the traditional ATM activities conducted on the Vcom units. Additionally, as a result of the different functionality provided by the Vcom units, and the expected continued near-term operating losses associated with providing the Vcom Services, such operations have been identified as a separate reporting segment. Because of the significance of this acquisition, our operating results for the year ended December 31, 2007 and our future operating results will not be comparable to our historical results. In particular, while we expect our revenues and gross profits to increase substantially as a result of the 7-Eleven ATM Transaction, such amounts will initially be substantially offset by higher operating expense amounts, including higher selling, general, and administrative expenses associated with running the combined operations. Depreciation, accretion, and amortization expense amounts will also increase significantly as a result of the tangible and intangible assets recorded as part of the acquisition.

Historically, the Vcom Services have generated operating losses (excluding upfront placement fees, which are unlikely to recur at such levels in the future). We estimate that such losses totaled $10.6 million and $6.6 million for the years ended December 31, 2007 and 2006, respectively, including periods before and after our acquisition of the 7-Eleven Financial Services Business. Subsequent to our acquisition of the 7-Eleven Financial Services Business on July 20, 2007 and through December 31, 2007, the Vcom Services generated an operating loss of $5.0 million, a level consistent with our expectations at closing. However, we are currently working to restructure the Vcom Services to improve the underlying financial results of that portion of the acquired business. In late 2007, we completed most of our cost reduction efforts, primarily through a combination of contract renegotiations and by bringing a number of previously-outsourced functions in-house. We estimate that these efforts will produce over $6.0 million in annual cost savings. In addition, we are in the middle of a relocation project to concentrate our Vcom units in 15 domestic markets, which will allow us to advertise the availability of the advanced-functionality services to consumers within those markets to increase awareness. We expect that these efforts will result in an increased number of advanced-functionality transactions being conducted on those machines. Finally, in terms of increasing our advanced-functionality revenues, we have rolled-out the remote deposit capture function on all of our Vcom units. This remote deposit capture function allows us to take deposits for customers of financial institutions and financial institution networks, such as FSCC, that have contracted with us to provide such service to their customers. In addition to our agreement with FSCC, we are also implementing two other remote deposit capture arrangements that we expect to have in place in mid-2008. Despite these anticipated improvements, we currently expect that the Vcom Services will continue to generate operating losses during 2008 and will not achieve break-even results until the second half of the year.

Merchant-owned Account Attrition.  In general, we have experienced nominal turnover among our customers with whom we enter into Company-owned arrangements and have been successful in negotiating contract renewals with those customers. Conversely, we have historically experienced a higher turnover rate among our smaller merchant-owned customers, with our domestic merchant-owned account base declining by over 1,900 machines during 2006 and approximately 750 machines during 2007. While part of this attrition was due to an internal initiative launched by us in 2006 to identify and either restructure or eliminate certain underperforming merchant-owned accounts, an additional driver of this attrition was local and regional independent ATM service organizations that are targeting our smaller merchant-owned accounts upon the termination of the merchant’s contracts with us, or upon a change in the merchant’s ownership, which can be a common occurrence. Accordingly, we launched an internal initiative to identify and retain those merchant-owned accounts where we believed it made economic sense to do so. Our retention efforts to date have been successful, as the attrition experienced in 2007 was significantly lower than that experienced in 2006. Despite the decline in attrition levels, we still cannot predict whether such efforts will continue to be successful in reducing the attrition rate. Furthermore, because of our efforts to eliminate certain underperforming accounts, we may continue to experience a downward trend in our merchant-owned account base for the foreseeable future. Finally, because the EFT networks required that all ATMs be Triple-DES compliant by the end of 2007, we anticipate that we will lose between 500 and 650 additional merchant-owned accounts during the early part of 2008 as some merchants with low transacting ATMs decide to dispose of their ATMs rather than incur the costs to upgrade or replace their existing machines.

Intangible Asset Impairments.  During the year ended December 31, 2007, we recorded approximately $5.7 million of impairment charges related to our intangible assets. Of this $5.7 million, $5.1 million related to our merchant contract with Target that we acquired in 2004, as we concluded that the anticipated future cash flows associated with that contract, absent any modifications to such contract, were likely to be insufficient to support the related unamortized intangible and tangible asset values. We had been in discussions with Target regarding additional services that could be offered under the existing contract to increase the number of transactions conducted on, and cash flows generated by, the underlying ATMs. However, we were unable to make any meaningful progress in this regard during the first nine months of 2007, and, based on discussions that had been held with Target, we concluded that the likelihood of being able to provide such additional services had decreased considerably. Furthermore, average monthly transaction volumes associated with this particular contract continued to decrease in 2007 when compared to the same period last year. Accordingly, we concluded that an impairment charge was warranted during the third quarter of 2007. The impairment charge recorded served to write-off the remaining unamortized intangible asset associated with this merchant contract. Despite the above, we are continuing to work with Target to restructure the terms of the existing contract in an effort to improve the underlying cash flows associated with such contract and to offer the additional services noted above, which we believe could significantly increase the future cash flows earned under this contract.

Valuation Allowance.  During the year ended December 31, 2007, we recorded $4.8 million in valuation allowances to reserve for various deferred tax assets associated with our domestic operations, resulting in an overall income tax expense of $4.6 million. Such adjustments were based, in part, on the expectation of increased pre-tax book losses during the latter half of 2007, primarily as a result of the additional interest expense amounts associated with the 7-Eleven ATM Transaction and the anticipated losses associated with the acquired Vcom operations.

Results of Operations

The following table sets forth our statement of operations information as a percentage of total revenues for the years indicated. Percentages may not add due to rounding.

	Years Ended December 31,
	2007	2006	2005

Revenues:
ATM operating revenues	96.2%	95.7%	96.3%
Vcom operating revenues	0.3	—	—
ATM product sales and other revenues	3.4	4.3	3.7

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below)(1)	72.8	71.5	74.3
Cost of Vcom operating revenues	1.6	—	—
Cost of ATM product sales and other revenues	3.2	3.9	3.6

Total cost of revenues	77.5	75.4	77.9

Gross profit	22.5	24.6	22.1
Operating expenses:
Selling, general, and administrative expenses	7.8	7.4	6.6
Depreciation and accretion expense	7.1	6.3	4.8
Amortization expense(2)	5.0	4.1	3.3

Total operating expenses	19.8	17.8	14.8

Income from operations	2.6	6.8	7.3
Other (income) expense:
Interest expense, net	8.2	8.5	8.3
Minority interest in subsidiary	(0.1)	(0.1)	—
Other	0.4	(1.6)	0.4

Total other expense	8.6	6.8	8.7

Loss before income taxes	(5.9)	—	(1.4)
Income tax expense (benefit)	1.2	0.2	(0.5)

Net loss	(7.2)%	(0.2)%	(0.9)%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $43.1 million, $29.2 million, and $20.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our Cost of ATM operating revenues as a percentage of total revenues by 11.4%, 9.9%, and 7.7% for the years ended December 31, 2007, 2006, and 2005, respectively.

(2)	Includes pretax impairment charges of $5.7 million, $2.8 million, and $1.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the years indicated.

	2007	2006	2005

Average number of transacting ATMs:
United States: Company-owned	11,563	11,265	10,521
United States: Merchant-owned	11,632	13,016	14,604
United States: 7-Eleven Financial Services Business(1)	2,585	—	—
United Kingdom	1,718	1,194	1,039
Mexico	784	303	—

Total average number of transacting ATMs	28,282	25,778	26,164

Total transactions (in thousands)	246,595	172,808	156,851
Total withdrawal transactions (in thousands)	166,248	125,078	118,960
Average monthly withdrawal transactions per average transacting ATM	490	404	379
Per ATM per month:
ATM operating revenues	$1,073	$908	$825
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)(2)	811	678	636

ATM operating gross profit(2)(3)	$262	$230	$189

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)(4)	24.4%	25.3%	22.9%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)(5)	12.5%	14.9%	14.9%

(1)	The 2007 year-to-date average for the 7-Eleven Financial Services Business represents the 12-month average of ATMs and Vcom units under Cardtronics’ ownership. The low figure is due to the fact that Cardtronics did not acquire the portfolio until July 20, 2007. The actual average number of transacting ATMs from the acquisition date to December 31, 2007 was 5,602.

(2)	Excludes effects of depreciation, accretion, and amortization expense of $43.1 million, $29.2 million, and $20.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $127, $94, and $66 for the years ended December 31, 2007, 2006, and 2005, respectively.

(3)	ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs. The revenue and expenses from ATM equipment sales, Vcom Services, and other ATM-related services are not included.

(4)	The decrease in ATM operating gross profit margins (exclusive of depreciation, accretion, and amortization) in 2007 when compared to 2006 is primarily the result of higher vault cash costs and costs incurred in connection with our Triple-DES upgrade and in-house processing conversion costs. The increase in ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization) in 2006 when compared to 2005 is due to the increases in revenues associated with the Company’s bank and network branding initiatives, increased surcharge rates in selected merchant retail locations, and higher gross profit margins associated with our United Kingdom portfolio of ATMs (which was acquired in May 2005).

(5)	The decrease in ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization) in 2007 when compared to 2006 is primarily due to higher vault cash costs, the incremental costs incurred in connection with our Triple-DES upgrade and in-house processing conversion efforts, higher depreciation and accretion expense associated with recent ATM deployments in the United Kingdom and Mexico, which have yet to achieve the higher consistent recurring transaction levels seen in our more mature ATMs, and $5.7 million of incremental amortization expense related to intangible asset impairments recorded in 2007.

Revenues

	For the Years Ended December 31,
			% Change		% Change
	2007	2006	2006 to 2007	2005	2005 to 2006
	(In thousands, excluding percentages)

ATM operating revenues	$364,071	$280,985	29.6%	$258,979	8.5%
Vcom operating revenues	1,251	—	—	—	—
ATM product sales and other revenues	12,976	12,620	2.8%	9,986	26.4%

Total revenues	$378,298	$293,605	28.8%	$268,965	9.2%

ATM operating revenues.  ATM operating revenues generated during the years ended December 31, 2007 and 2006 increased $83.1 million and $22.0 million, respectively, over the immediately preceding year. Below is a detail, by segment, of changes in the various components of ATM operating revenues for the periods indicated:

	2007 to 2006 Variance				2006 to 2005 Variance
	U.S.	U.K.	Mexico	Total	U.S.	U.K.	Mexico	Total
		Increase (Decrease)				Increase (Decrease)
		(In thousands)				(In thousands)

Surcharge revenue	$19,813	$14,115	$1,921	$35,849	$(7,281)	$15,510	$398	$8,627
Interchange revenue	20,206	7,180	1,442	28,828	(2,863)	4,815	388	2,340
Branding and surcharge-free network revenue	18,579	—	2	18,581	9,987	—	6	9,993
Other	(176)	4	—	(172)	986	60	—	1,046

Total increase	$58,422	$21,299	$3,365	$83,086	$829	$20,385	$792	$22,006

Year ended December 31, 2007 compared to year ended December 31, 2006

United States.  During the year ended December 31, 2007, our United States operations experienced a $58.4 million, or 24.5%, increase in ATM operating revenues over 2006. The majority of this increase was attributable to the 7-Eleven ATM Transaction, as the acquired 7-Eleven Financial Services Business generated $35.5 million, $22.7 million, and $6.9 million in incremental surcharge, interchange, and bank branding and surcharge-free network fees, respectively, in the five and a half months during which we owned these operations. Also contributing to the increase in ATM operating revenues were the branding activities of our pre-existing domestic operations, which generated $11.7 million in incremental bank branding and surcharge-free network fees in 2007 when compared to 2006. These incremental revenues were a result of additional branding and surcharge-free network agreements entered into with financial institutions during 2006 and 2007.

The overall increase in ATM operating revenues from the acquired 7-Eleven Financial Services Business and our pre-existing domestic branding and surcharge-free network operations were partially offset by lower surcharge and interchange revenues associated with our pre-existing domestic operations. During 2007, surcharge and interchange revenues from our merchant-owned base declined $11.6 million and $2.5 million, respectively, compared to 2006, primarily as a result of the decline in the average number of transacting merchant-owned ATMs in the United States, as discussed in — Recent Events — Merchant-owned Account Attrition above. Additionally, surcharge revenues from our Company-owned base declined by $4.1 million during 2007, primarily as a result of a shift in revenues from surcharge-based fees to surcharge-free branding and network fees due to the additional branding and surcharge-free network arrangements entered into with financial institutions during 2006 and 2007.

United Kingdom.  Our United Kingdom operations also contributed to the higher ATM operating revenues for 2007, as the surcharge and interchange revenues earned in this segment during 2007 increased by 39.7% and 112.1%, respectively, over 2006. These incremental revenues were primarily driven by the increase in the average number of transacting ATMs in the United Kingdom, which increased from 1,194 ATMs in 2006 to 1,718 ATMs in 2007, due to additional ATM deployments. However, such incremental revenues were slightly lower than originally anticipated due to certain third-party service-related issues experienced by our United Kingdom operations during the fourth quarter of 2007. Such issues, which were caused by the merger of two of our third-party service providers, resulted in a higher percentage of downtime experienced by our ATMs in this market during the fourth quarter of 2007. Although we expect such service-related issues to be resolved during 2008, it is likely that such issues will continue to negatively impact the operating results of our United Kingdom operations in the near-term. Despite this fact, we expect to continue to see an increase in transaction-based revenues from our United Kingdom operations as transaction levels at recently-deployed ATMs continue to mature and reach consistent monthly transaction levels. Finally, foreign currency exchange rates also favorably impacted the revenues from our United Kingdom operations. Of the $21.3 million increase in ATM operating revenues, $5.0 million resulted from favorable exchange rate movements in 2007 when compared to 2006.

Mexico.  Our Mexico operations further contributed to the increase in ATM operating revenues as a result of the increase in the average number of transacting ATMs associated with these operations, which rose from 303 during 2006 to 784 during 2007.

Year ended December 31, 2006 compared to year ended December 31, 2005

United States.  During the year ended December 31, 2006, our United States operations experienced a $0.8 million increase in ATM operating revenues over 2005. This increase was the result of the branding activities of our pre-existing domestic operations, which generated $10.0 million in incremental bank branding and surcharge-free network revenues in 2006 when compared to 2005. These incremental branding revenues were a result of additional agreements entered into with financial institutions during 2006. Also contributing to the increase in ATM operating revenues were higher surcharge and interchange revenues from our pre-existing domestic Company-owned operations, which increased $2.3 million and $1.4 million, respectively, during 2006. The increased revenues from our bank branding, surcharge-free networks, and Company-owned ATM base were offset by lower surcharge and interchange revenues associated with our pre-existing domestic merchant-owned operations. During 2006, surcharge and interchange revenues from our merchant-owned base declined roughly $9.6 million and $4.3 million, respectively, compared to 2005, primarily as a result of the decline in the average number of transacting ATMs, as previously discussed.

United Kingdom.  During 2006, our United Kingdom operations contributed $20.4 million in incremental revenues over 2005, primarily due to the fact that the results for 2005 only reflected eight months’ worth of operating results from the acquired Bank Machine operations. Also contributing to the higher revenues was the increase in the average number of transacting ATMs, which grew from 1,039 ATMs in 2005 to 1,194 ATMs in 2006. Foreign currency exchange rates also favorably impacted the revenues from our Bank Machine operations during 2006. Of the $20.4 million increase in ATM operating revenues, $1.6 million resulted from favorable exchange rate movements in 2006 when compared to 2005.

Mexico.  During 2006, our Mexico operations contributed $0.8 million in incremental revenues as a result of our acquisition of a 51% interest in Cardtronics Mexico in February 2006.

Vcom operating revenues.  We acquired our advanced-functionality (or Vcom) operations as a part of the 7-Eleven ATM Transaction in July 2007. The Vcom operating revenues generated during 2007 were primarily comprised of check cashing fees and certain placement fee revenues associated with agreements 7-Eleven had previously entered into with Vcom Services providers. Although the revenues generated by our Vcom operations during 2007 were nominal, we expect that revenues from these operations will increase significantly as we continue with our efforts to restructure these operations. We are currently in the middle of a relocation project to concentrate our Vcom units in 15 selected markets within the U.S. Such concentrations will allow us to advertise the availability of the advanced-functionality services to consumers within those markets to increase awareness, which we expect will result in an increased number of advanced-functionality transactions being conducted on those machines.

ATM product sales and other revenues.  ATM product sales and other revenues for the year ended December 31, 2007 were slightly higher than those generated during 2006 due to higher value-added reseller (“VAR”) program sales. During 2006, ATM product sales and other revenues were significantly higher (on a percentage basis) than those generated during 2005 due to higher service call income resulting from Triple-DES security upgrades performed in the United States, higher year-over-year equipment and VAR program sales, and higher non-transaction based fees associated with our domestic network branding program.

Cost of Revenues

	For the Years Ended December 31,
			% Change		% Change
	2007	2006	2006 to 2007	2005	2005 to 2006
		(In thousands, excluding percentages)

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$275,286	$209,850	31.2%	$199,767	5.0%
Cost of Vcom operating revenues	6,065	—	—	—	—
Cost of ATM product sales and other revenues	11,942	11,443	4.4%	9,681	18.2%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$293,293	$221,293	32.5%	$209,448	5.7%

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the years ended December 31, 2007 and 2006 increased $65.4 million and $10.1 million, respectively, over the immediately preceding year. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the periods indicated:

	2007 to 2006 Variance				2006 to 2005 Variance
	U.S.	U.K.	Mexico	Total	U.S.	U.K.	Mexico	Total
		Increase (Decrease)				Increase (Decrease)
		(In thousands)				(In thousands)

Cost of cash	$17,582	$6,734	$826	$25,142	$1,582	$2,172	$88	$3,842
Merchant commissions	12,167	6,112	1,036	19,315	(6,185)	7,194	52	1,061
Repairs and maintenance	6,702	413	450	7,565	(638)	199	46	(393)
Direct operations	2,946	2,088	106	5,140	1,343	2,430	177	3,950
Communications	3,051	935	108	4,094	1,094	(276)	1	819
In-house processing conversion	2,419	—	—	2,419	—	—	—	—
Processing fees	195	1,183	332	1,710	(791)	1,021	192	422
Other	(302)	303	50	51	170	210	2	382

Total increase (decrease)	$44,760	$17,768	$2,908	$65,436	$(3,425)	$12,950	$558	$10,083

Year ended December 31, 2007 compared to year ended December 31, 2006

United States.  During 2007, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $44.8 million over the cost incurred during 2006. This increase was primarily the result of the 7-Eleven ATM Transaction, as the acquired 7-Eleven Financial Services Business incurred $47.3 million of incremental expenses in the five and a half months during which we owned these operations during 2007, including $24.0 million of merchant fees, $12.6 million in costs of cash, $5.4 million of repairs and maintenance costs, $2.2 million in communication costs, $1.6 million of processing fees, and $0.6 million in additional employee-related costs directly allocable to these operations. The $47.3 million of incremental expenses generated by the ATM operations of the acquired

7-Eleven Financial Services Business is net of $3.7 million of amortization expense related to the liabilities recorded to value certain unfavorable operating leases and an operating contract assumed as a part of the 7-Eleven ATM Transaction. For additional details related to these liabilities, see Item 8. Financial Statements and Supplementary Data, Note 2.

Also contributing to the increase were our pre-existing United States operations, which experienced (i) $5.0 million of higher vault cash costs when compared to the same period in 2006 as a result of the higher average per-transaction cash withdrawal amounts and higher overall vault cash balances in our bank-branded ATMs, (ii) $2.4 million in incremental costs associated with our efforts to convert our ATMs to our in-house transaction processing platform, and (iii) $2.3 million of additional employee-related costs directly allocable to our pre-existing domestic operations as a result of our decision to hire additional personnel to focus on our initiatives. Partially offsetting these increases in costs were lower merchant fees associated with our pre-existing domestic operations, which decreased $11.8 million when compared to the same period in 2006 due to the year-over-year decline in the number of domestic merchant-owned ATMs (as discussed in  — Recent Events — Merchant-owned Account Attrition above) and the related surcharge revenues, and lower processing costs as a result of our conversion to our in-house processing platform.

United Kingdom.  During the year ended December 31, 2007, our United Kingdom operations contributed to the increase in the cost of ATM operating revenues with such costs increasing $17.8 million over 2006. These increases were due to higher costs of cash and merchant payments, as well as increased communications and processing costs, which resulted from the increased number of ATMs operating in the United Kingdom during 2007 when compared to the same period in 2006. We anticipate that these costs as a percentage of revenues will decline as the transaction levels for recently-deployed ATMs continue to mature and reach consistent monthly recurring transaction levels. Additionally, foreign currency exchange rates increased our cost of ATM operating revenues from our United Kingdom operations, accounting for approximately $3.6 million of the total $17.8 million increase in these costs during 2007.

Mexico.  Our Mexico operations further contributed to the increase in the cost of ATM operating revenues as a result of the increase in the average number of transacting ATMs associated with our Mexico operations and the increased number of transactions conducted on our machines during 2007 compared to 2006.

Year ended December 31, 2006 compared to year ended December 31, 2005

United States.  During the year ended December 31, 2006, our United States segment experienced a $3.4 million decline in the cost of ATM operating revenues compared to 2005. This reduction in costs was primarily due to the $9.3 million decline in merchant fees attributable to our merchant-owned base, which was a result of the reduction in the number of average transacting merchant-owned ATMs in our portfolio and consistent with the decline in surcharge revenues. Partially offsetting this decline was a $3.1 million increase in merchant fees attributable to our Company-owned base, which was a result of the increase in the number of Company-owned ATMs and consistent with the increase in surcharge revenues.

United Kingdom.  During 2006, our Bank Machine operations experienced a $13.0 million increase in the cost of ATM operating revenues compared to 2005. Such increase was partially attributable to the fact that our 2005 results only reflected eight months’ worth of operating results from the acquired Bank Machine operations. Also contributing to the increase was the higher average number of transacting ATMs in 2006, which increased from 1,039 ATMs in 2005 to 1,194 ATMs in 2006, and resulted in higher merchant payments and an increased cost of cash. Foreign currency exchange rates also impacted the expenses incurred by our Bank Machine operations during 2006. Of the $13.0 million increase in cost of ATM operating revenues during 2006, $1.0 million resulted from higher exchange rates during 2006 compared to 2005.

Mexico.  During 2006, we incurred $0.6 million in incremental cost of ATM operating revenues as a result of our acquisition of a 51% interest in Cardtronics Mexico in February 2006.

Cost of Vcom operating revenues.  The cost of Vcom operating revenues incurred during 2007 was primarily related to maintenance costs and the cost of cash related to the Vcom Services provided by our advanced-functionality operations. We also incurred approximately $1.4 million in direct marketing expenses during 2007 associated with certain promotional efforts to increase awareness of the Vcom Services, which negatively impacted our 2007 results. Although we will continue to incur direct marketing expenses during 2008 associated with our promotional efforts, we anticipate that the total costs associated with the provision of the Vcom Services will decrease in 2008, as we completed most of our cost reduction efforts during the latter part of 2007. Such cost reductions are due to a combination of contract renegotiations and bringing a number of previously-outsourced functions in-house, which we estimate will produce over $6.0 million in annual cost savings.

Cost of ATM product sales and other revenue.  The cost of ATM product sales and other revenues increased by 4.4% during 2007. This increase was primarily due to higher year-over-year costs associated with equipment sold under our VAR program with NCR, but was partially offset by lower costs associated with ATM sales that resulted from a decline in equipment sales to independent merchants in 2007 as compared to 2006. During 2006, cost of ATM product sales and other revenues were significantly higher (on a percentage basis) than those generated for the year ended December 31, 2005 due to higher service call levels associated with Triple-DES security upgrades performed in the United States, higher year-over-year equipment and VAR program sales, and higher non-transaction based fees associated with our domestic network branding program.

Gross Profit Margin

	For the Years Ended December 31,
	2007	2006	2005

ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	24.4%	25.3%	22.9%
Inclusive of depreciation, accretion, and amortization	12.5%	14.9%	14.9%
Vcom operating gross profit margin	(384.8)%	—	—
ATM product sales and other revenues gross profit margin	8.0%	9.3%	3.1%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	22.5%	24.6%	22.1%
Inclusive of depreciation, accretion, and amortization	11.1%	14.7%	14.5%

ATM operating gross profit margin

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization).  For the year ended December 31, 2007, ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization) decreased 0.9% when compared to 2006. Such decline was primarily due to the $2.4 million in additional costs incurred in 2007 associated with our efforts to transition our domestic ATMs onto our in-house transaction processing platform. While these costs are not expected to continue subsequent to the completion of our conversion efforts, we anticipate that our gross margin (exclusive of depreciation, accretion, and amortization) will continue to be negatively impacted by these costs during 2008 as we convert the remainder of our Company-owned and merchant-owned ATMs to our processing platform. Our ATM operating gross profit margins (exclusive of depreciation, accretion, and amortization) were further impacted by $0.5 million in inventory reserves related to our Triple-DES upgrade efforts. As we have substantially completed our Triple-DES upgrade efforts, we do not anticipate that we will incur similar costs in 2008. Additionally, our 2007 ATM operating gross profit margins (exclusive of depreciation, accretion, and amortization) were negatively impacted by the significant number of ATM deployments that occurred in our United Kingdom operations during the latter half of 2007, as many of those ATMs were still in the process of achieving consistent recurring monthly transaction levels during 2007. Furthermore, during the fourth quarter of 2007, our ATM operating gross profit margins were negatively impacted by a higher percentage of downtime experienced by our ATMs in the United Kingdom as a result of certain third-party service-related issues. While we expect such service-related issues to be resolved during the 2008, it is likely that such issues will continue to negatively impact the operating results of our United Kingdom operations in the near-term.

During 2006, ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization) increased 2.4% compared to the gross margin earned in 2005. Such increase was primarily due to a greater percentage of our gross profit being generated by our United Kingdom operations, which typically earn higher overall ATM operating margins than our United States ATM operations. Additionally, our 2006 results reflect a full year’s worth of operating results from our United Kingdom operations compared to only eight months of operating results reflected in 2005. Furthermore, the year-over-year increase in branding and surcharge-free network revenues in the United States also contributed to the higher gross margin figure in 2006.

ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization).  During 2007, ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization) decreased 2.4% compared to 2006. Such decline was the result of transition costs associated with our in-house processing operations, inventory reserves related to our Triple-DES upgrade efforts, and the temporary decline in margins associated with our United Kingdom operations, each of which are discussed in further detail above. Also contributing to the declines in gross margins (inclusive of depreciation, accretion, and amortization) were (i) the higher depreciation and accretion expense associated with recent ATM deployments, primarily in the United Kingdom and Mexico, which have yet to achieve the higher consistent recurring transaction levels seen in our more mature ATMs, (ii) the incremental depreciation, accretion, and amortization expense recorded as a result of our July 2007 acquisition of the 7-Eleven Financial Services Business, and (iii) the incremental amortization expense related to certain intangible asset impairments recorded in 2007. See — Depreciation and Accretion Expense and — Amortization Expense below for additional discussions of the increases in depreciation and accretion expense and amortization expense, respectively.

ATM product sales and other revenues gross profit margin.  For the year ended December 31, 2007, our ATM product sales and other revenues gross profit margin decreased 1.3%, primarily as a result of our Triple-DES upgrade efforts. Because all ATMs operating on the EFT networks were required to be Triple-DES compliant by the end of 2007, we have seen an increase in the number of ATM sales associated with the Triple-DES upgrade process. However, in certain circumstances, we have sold the machines at little or, in some cases, negative margins in exchange for renewals of the underlying ATM operating agreements. As a result, gross margins associated with our ATM product sales and other activities were negatively impacted during 2007. However, we anticipate that such margins will improve in 2008 now that the Triple-DES compliance upgrade process is substantially completed.

For the year ended December 31, 2006, our ATM product sales and other gross margins were higher than for the year ended December 31, 2005 due to certain non-transaction based services that are now being provided as part of our network branding operations as well as higher equipment and VAR program sales.

Selling, General, and Administrative Expenses

	For the Years Ended December 31,
			% Change		% Change
	2007	2006	2006 to 2007	2005	2005 to 2006
	(In thousands, excluding percentages)

Selling, general, and administrative expenses, excluding stock-based compensation	$28,394	$20,839	36.3%	$15,664	33.0%
Stock-based compensation expense	963	828	16.3%	2,201	(62.4)%

Total selling, general, and administrative expenses	$29,357	$21,667	35.5%	$17,865	21.3%

Percentage of revenues:
Selling, general, and administrative expenses, excluding stock-based compensation	7.5%	7.1%		5.8%
Stock-based compensation expense	0.3%	0.3%		0.8%
Total selling, general, and administrative expenses	7.8%	7.4%		6.6%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation.  For the year ended December 31, 2007, SG&A expenses, excluding stock-based compensation, increased $7.6 million over 2006. This increase was primarily attributable to our United States operations, which experienced an increase of $5.6 million, or 33.0%, in 2007 when compared to the same period in 2006, primarily as a result of (i) a $3.0 million increase in employee-related costs, primarily on the sales and marketing side of our business and the employees assumed in connection with the 7-Eleven ATM Transaction, (ii) a $1.4 million increase in professional fees associated with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) compliance efforts, and (iii) $0.7 million in increased legal costs associated with our National Federation of the Blind and CGI, Inc. litigation settlements. Additionally, our United Kingdom and Mexico operations had higher SG&A expenses during 2007, primarily due to additional employee-related costs to support growth of these segments’ operations and, in the case of our United Kingdom operations, changes in foreign currency exchange rates, which contributed approximately $0.4 million of this segment’s total $1.3 million increase in SG&A expense, excluding stock-based compensation, over 2006.

During 2006, our SG&A expenses, excluding stock-based compensation, increased by 33.0% when compared to 2005. Such increase was attributable to higher costs associated with our United States operations, which increased $3.7 million, or 27.6%, primarily due to higher employee-related costs as well as higher accounting, legal, and professional fees resulting from our past growth. In the United Kingdom, our SG&A expenses increased $0.9 million when compared to the prior year due to the fact that the 2005 results included only eight months of operating results from Bank Machine. However, such increases were somewhat offset by certain cost savings measures that were implemented subsequent to the May 2005 acquisition date. Finally, our Mexico operations, which were acquired in February 2006, contributed approximately $0.6 million to the year-over-year variance.

While our SG&A expenses are expected to continue to increase on an absolute basis as a result of our future growth initiatives and our acquisition of the 7-Eleven Financial Services Business, we expect that such costs will begin to decrease as a percentage of our total revenues.

Stock-based compensation.  Stock-based compensation expense for the year ended December 31, 2007 was slightly higher than for the year ended December 31, 2006 as a result of the additional option awards that were granted during 2007. Stock-based compensation for 2006 decreased by 62.4% when compared to 2005, primarily due to an additional $1.7 million in stock-based compensation recognized during 2005 related to the repurchase of shares underlying certain employee stock options in connection with our Series B redeemable convertible preferred stock financing transaction. Additionally, during the year ended December 31, 2006, we adopted SFAS No. 123R, which requires us to record the grant date fair value of stock-based compensation arrangements as compensation expense on a straight-line basis over the underlying service period of the related award.

Depreciation and Accretion Expense

	For the Years Ended December 31,
			% Change		% Change
	2007	2006	2006 to 2007	2005	2005 to 2006
	(In thousands, excluding percentages)

Depreciation expense	$25,737	$18,323	40.5%	$11,949	53.3%
Accretion expense	1,122	272	312.5%	1,002	(72.9)%

Depreciation and accretion expense	$26,859	$18,595	44.4%	$12,951	43.6%

Percentage of Revenues:
Depreciation expense	6.8%	6.2%		4.4%
Accretion expense	0.3%	0.1%		0.4%
Total depreciation and accretion expense	7.1%	6.3%		4.8%

Depreciation expense.  For the year ended December 31, 2007, depreciation expense increased by 40.5% over 2006. This increase was primarily attributable to our United States operations, which recognized an additional $4.1 million of depreciation during 2007, $2.8 million of which related to the ATMs, Vcom units, and other assets acquired in the 7-Eleven ATM Transaction. Included within the $2.8 million is the amortization of assets associated with the capital leases assumed in the 7-Eleven ATM Transaction. Also contributing to the year-over-year increase was our United Kingdom and Mexico operations, which recognized additional depreciation of $2.9 million and $0.4 million, respectively, during 2007 due to the deployment of additional ATMs under Company-owned arrangements.

The 53.3% increase in depreciation in 2006 was primarily comprised of $4.1 million of incremental depreciation related to our United States operations and $2.3 million of incremental depreciation related to our United Kingdom operations. The increase in the United States was primarily due to the deployment of additional ATMs under Company-owned arrangements during the latter part of 2005 and throughout 2006, the majority of which were associated with our bank branding efforts. Additionally, the results for our U.S. operations reflected the acceleration of depreciation for certain ATMs that were deinstalled early as a result of contract terminations and certain ATMs that were expected to be replaced sooner than originally anticipated as part of our Triple-DES security upgrade process. The year-over-year increase in the United Kingdom was driven by the 300 additional ATM deployments and the fact that the 2005 results only reflect eight months’ worth of results from the acquired Bank Machine operations.

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

The $0.9 million increase in accretion expense in 2007 when compared to 2006 and the $0.7 million decrease in accretion expense in 2006 when compared to 2005 was primarily the result of $0.5 million of excess accretion expense that was erroneously recorded in 2005. This amount was subsequently reversed in 2006, at which time we determined that the impact of recording the $0.5 million out-of-period adjustment in 2006 (as opposed to reducing the reported 2005 accretion expense amount) was immaterial to both reporting periods pursuant to the provisions contained in SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In forming this opinion, we considered the nature of the adjustment (non-cash versus cash) and the relative size of the adjustment to certain financial statement line items, including revenues, gross profits, and pre-tax income (or loss) amounts for each period, including the interim periods contained within both years. Furthermore, we considered the impact of recording this adjustment in 2006 on our previously reported earnings and losses for such periods and concluded that such adjustment did not impact the trend of our previously reported earnings and losses.

Excluding the $0.5 million adjustment (discussed above), the increase in accretion expense in 2007 when compared to 2006 was the result of the 5,500 ATMs and Vcom units acquired in the 7-Eleven ATM Transaction and the deployment of approximately 1,800 additional ATMs by our United Kingdom and Mexico operations during 2007. Additionally, excluding the $0.5 million adjustment, accretion expense in 2006 increased when compared to 2005, which primarily resulted from the 300 additional ATMs deployed in the United Kingdom during 2006.

In the future, we expect that our depreciation and accretion expense will grow to reflect the increase in the number of ATMs we own and deploy throughout our Company-owned portfolio. To that end, our depreciation and accretion expense amount is expected to increase substantially as a result of the recently completed 7-Eleven ATM Transaction.

Amortization Expense

	For the Years Ended December 31,
			% Change		% Change
	2007	2006	2005 to 2006	2005	2005 to 2006
	(In thousands, excluding percentages)

Amortization expense	$18,870	$11,983	57.5%	$8,980	33.4%
Percentage of revenues	5.0%	4.1%		3.3%

Amortization expense is primarily comprised of the amortization of intangible merchant contracts and relationships associated with our past acquisitions. During the year ended December 31, 2007, amortization expense increased by $6.9 million when compared to the same period in 2006, primarily due to $5.7 million of impairment charges recorded during 2007, of which $5.1 million related to the unamortized intangible asset value associated with our merchant contract with Target that we acquired in 2004. We had been in discussions with Target regarding additional services that could be offered under the existing contract to increase the number of transactions conducted on, and cash flows generated by, the underlying ATMs. However, we were unable to make any meaningful progress in this regard during the first nine months of 2007, and, based on discussions that had been held with Target, concluded that the likelihood of being able to provide such additional services had decreased considerably. Furthermore, average monthly transaction volumes associated with this particular contract continued to decrease in 2007. Accordingly, we concluded that the impairment charge was warranted during the third quarter of 2007. The impairment charge recorded served to write-off the remaining unamortized intangible asset associated with this merchant contract. Despite the above, we are continuing to work with Target to restructure the terms of the existing contract in an effort to improve the underlying cash flows associated with such contract and to offer the additional services noted above, which we believe could significantly increase the future cash flows earned under this contract.

Our acquisition of the 7-Eleven Financial Services Business further contributed to the increased amortization, as we recognized $3.7 million in incremental amortization expense during the 2007 associated with the intangible assets recorded as a part of our purchase price allocation. Excluding the asset impairments recorded in 2007 (discussed above) and 2006 (discussed below) and the incremental amortization expense recognized as a result of the 7-Eleven ATM Transaction, amortization expense for year ended December 31, 2007 was relatively consistent with the amount recorded in 2006.

For the year ended December 31, 2006, amortization expense increased by 33.4% when compared to 2005. Such increase was primarily driven by a $2.8 million impairment charge recorded during the first quarter of 2006 related to the BAS Communications, Inc. (“BASC”) ATM portfolio, which resulted from a reduction in anticipated future cash flows resulting primarily from a higher than planned attrition rate associated with this acquired portfolio. Also contributing to the increase in 2006 was the fact that the 2005 amount only reflects eight months’ worth of amortization expense from the Bank Machine acquisition, and only seven and five months’ worth of amortization expense, respectively, related to the BASC and Neo Concepts, Inc. acquisitions.

We expect that our future amortization expense will be substantially higher than our historical amounts, as the $78.0 million of amortizable intangible assets acquired in the 7-Eleven ATM Transaction will be amortized over the remaining terms of the underlying contracts at a rate of approximately $8.1 million per year.

Interest Expense, net

	For the Years Ended December 31,
			% Change		% Change
	2007	2006	2006 to 2007	2005	2005 to 2006
	(In thousands, excluding percentages)

Interest expense, net	$29,523	$23,143	27.6%	$15,485	49.5%
Amortization and write-off of financing costs and bond discounts	1,641	1,929	(14.9)%	6,941	(72.2)%

Total interest expense, net	$31,164	$25,072	24.3%	$22,426	11.8%

Percentage of revenues	8.2%	8.5%		8.3%

Interest expense, net.  During 2007, interest expense, excluding the amortization and write-off of financing costs and bond discount, increased by $6.4 million when compared to the same period in 2006. The majority of the increase was due to our issuance of $100.0 million in Series B Notes in July 2007 to partially finance the 7-Eleven ATM Transaction. This issuance resulted in $4.1 million of additional interest expense during 2007, excluding the amortization of the related discount and deferred financing costs. Further contributing to the year-over-year increases were higher average outstanding balances under our revolving credit facility for the majority of 2007 when compared to 2006. While our borrowings under our revolving credit facility were only $4.0 million as of December 31, 2007, this balance reflects the reduction in our borrowings following our initial public offering in December 2007. The incremental borrowings under the facility throughout 2007 were utilized to fund the remaining portion of the acquisition costs associated with the 7-Eleven ATM Transaction as well as to fund certain working capital needs. Also contributing to the year-over-year increase in interest expense was the overall increase in the level of floating interest rates paid under our revolving credit facility.

For the year ended December 31, 2006, interest expense, excluding the amortization and write-off of financing costs and bond discount, increased by $7.7 million when compared to 2005. Such increase was due to (i) the additional borrowings made under our bank credit facilities in May 2005 to finance the Bank Machine acquisition, and (ii) the incremental interest expense associated with our Series A Notes, which were issued in August 2005. Further contributing to the increase in interest expense in 2006 was the increase in the annual interest rate on the Series A Notes from 9.25% to 9.50% in June 2006, and from 9.50% to 9.75% in September 2006, before reverting back to the stated rate of 9.25% in October 2006 upon the successful completion of our exchange offer. Finally, the increase in interest expense for 2006 was also impacted by an overall increase in the floating interest rates paid under our revolving credit facility.

Amortization and write-off of financing costs and bond discounts.  During 2007 and 2006, expenses related to the amortization and write-off of financing costs and bond discounts decreased $0.3 million and $5.0 million, respectively, when compared to the expense amounts recorded in the immediately preceding year. Such decreases were the result of approximately $0.5 million and $5.0 million of deferred financing costs that were written off in 2006 and 2005, respectively, as a result of amendments made to our bank credit facility in February 2006 and May 2005, as well as the repayment of our term loans in August 2005. Excluding the write-off taken in 2006, the amortization of financing costs and bond discounts during 2007 increased slightly as a result of the additional financing costs incurred in connection with the Series B Notes and amendments made to our revolving credit facility in July 2007 as part of the 7-Eleven ATM Transaction.

In May 2007, we amended our revolving credit facility to, among other things, provide for a reduced spread on the interest rate charged on amounts outstanding under the facility and to increase the amount of capital expenditures that we can incur on an annual basis. Furthermore, as noted above, we utilized the net proceeds received from our initial public offering to repay substantially all of our borrowings that were previously outstanding under our revolving credit facility in December 2007. Despite this repayment and the modification of the interest spread (which will serve to reduce slightly the amount of interest charged on amounts outstanding under the facility), we expect that our overall interest expense amounts in 2008 will be relatively consistent with that incurred during 2007 as a result of the issuance of the Series B Notes, which will result in an additional $9.3 million in interest expense on an annual basis, in addition to the amortization of the related discount and deferred financing costs. For additional information on our financing facilities and anticipated capital expenditure needs, see — Liquidity and Capital Resources below.

Other (Income) Expense

	For the Years Ended December 31,
			% Change		% Change
	2007	2006	2006 to 2007	2005	2005 to 2006
	(In thousands, excluding percentages)

Minority interest	$(376)	$(225)	67.1%	$15	(1,600.0)%
Other (income) expense	1,585	(4,761)	(133.3)%	968	(591.8)%

Total other (income) expense	$1,209	$(4,986)	(124.2)%	$983	(607.2)%

Percentage of revenues	0.3%	(1.7)%		0.4%

For the year ended December 31, 2007, total other expense consisted primarily of $2.2 million in losses on the disposal of fixed assets that were incurred in conjunction with the deinstallation of ATMs during the period. These losses were partially offset by $0.6 million in gains on the sale of equity securities awarded to us pursuant to the bankruptcy plan of reorganization of Winn-Dixie Stores, Inc., one of our merchant customers.

During the year ended December 31, 2006, we recorded approximately $4.8 million in other income, which was primarily attributable to the recognition of $4.8 million in other income primarily related to settlement proceeds received from Winn-Dixie as part of that company’s successful emergence from bankruptcy. Also contributing to the increase in 2006 was a $1.1 million contract termination payment that was received from one of our customers in May 2006 and a $0.5 million payment received in August 2006 from one of our customers related to the sale of a number of its stores to another party. The above amounts were partially offset by $1.6 million of losses related to the disposal of a number of ATMs.

Income Tax Expense (Benefit)

	For the Years Ended December 31,
			% Change		% Change
	2007	2006	2006 to 2007	2005	2005 to 2006
	(In thousands, excluding percentages)

Income tax expense (benefit)	$4,636	$512	805.5%	$(1,270)	140.3%
Effective tax rate	(20.6)%	(2,694.7)%		34.4%

Our income tax expense increased by $4.1 million during 2007 when compared to 2006. The increase was primarily driven by the establishment of valuation allowances of $4.8 million, net of amounts provided for current year benefits, associated with various domestic deferred tax assets due to uncertainties surrounding our ability to utilize the related tax benefits in future periods. Additionally, we do not expect to record any additional domestic federal or state income tax benefits in our financial statements until it is more likely than not that such benefits will be utilized. Finally, due to the exclusion of certain deferred tax liability amounts from our ongoing analysis of our domestic net deferred tax asset position, we will likely continue to record additional valuation allowances for our domestic operations during 2008. Accordingly, our overall effective tax rate will continue to be negative until we begin to report positive pre-tax book income on a consolidated basis.

In addition, the Company recorded a $0.2 million deferred tax benefit during 2007 related to a reduction in the United Kingdom corporate statutory income tax rate from 30% to 28%. Such rate reduction, which will become effective in 2008, was formally enacted in July 2007.

For the year ended December 31, 2006, we had income tax expense of $0.5 million compared to an income tax benefit of $1.3 million in 2005. In 2006, our effective tax rate was unusually high due to our consolidated breakeven results, certain non-deductible expenses, a contingent tax liability that was recorded in 2006 related to our United Kingdom operations, and the fact that we are providing a full valuation allowance on all tax benefits associated with our Mexico operations.

Liquidity and Capital Resources

Overview

As of December 31, 2007, we had approximately $13.4 million in cash and cash equivalents on hand and approximately $310.7 million in outstanding long-term debt, capital lease obligations, and notes payable.

Prior to December 2007, we had historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, private placements of equity securities, and the sale of bonds. However, in December 2007, we completed our initial public offering of 12,000,000 shares of our common stock. (See  — Financing Activities below for additional information on this offering.) We have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we typically collect our cash on a daily basis but pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed.

Operating Activities

Net cash provided by operating activities was $55.5 million, $25.4 million, and $33.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in 2007, when compared to 2006, was primarily attributable to the timing of changes in our working capital balances. Specifically, we settled approximately $32.5 million less of payables and accrued liabilities during 2007 compared to 2006. The decrease in 2006, when compared to 2005, was primarily attributable to the payment of approximately $18.7 million in additional interest costs in 2006 related to our senior subordinated notes, which were issued in August 2005, offset somewhat by the incremental operating cash flows generated by our United Kingdom operations as well as our domestic bank and network branding arrangements.

Investing Activities

Net cash used in investing activities totaled $202.9 million, $36.0 million, and $140.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. The year-over-year increase was primarily driven by our acquisition of the 7-Eleven Financial Services Business in July 2007 for $137.3 million. Also contributing to the increase were additional ATM purchases, primarily in our United Kingdom and Mexico segments, offset slightly by the receipt of $4.0 million in proceeds from the sale of our U.S. segment’s Winn-Dixie equity securities during 2007. Finally, although not reflected in our 2007 statement of cash flows, we received the benefit of the disbursement of approximately $5.7 million of funds under five financing facilities entered into by our majority-owned Mexican subsidiary, Cardtronics Mexico, for the purchase of ATMs. Such funds are not reflected in our consolidated statement of cash flows as they were not remitted by Cardtronics Mexico but rather remitted by the finance company, on our behalf, directly to our vendors.

The significant year-over-year decrease from 2005 to 2006 was driven by the $105.8 million in cash that was expended to fund the Bank Machine, BASC, and Neo Concepts, Inc. acquisitions during 2005. Such cash was utilized to make capital expenditures related to those acquisitions, to install additional ATMs in connection with acquired merchant relationships, and to deploy ATMs in additional locations of merchants with which we had existing relationships.

Total capital expenditures, including exclusive license payments and site acquisition costs and purchases of equipment to be leased, were $71.9 million, $36.1 million, and $31.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Anticipated Future Capital Expenditures.  We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements as opposed to acquisitions. However, we will continue to pursue selected acquisition opportunities that complement our existing ATM network, some of which could be material, such as the 7-Eleven ATM Transaction completed in July 2007. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.

We currently expect that our capital expenditures for 2008 will total approximately $50.0 million, net of minority interest, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect such expenditures to be funded with cash generated from our operations, supplemented by borrowings under our revolving credit facility. To that end, we recently amended our revolving credit facility in March 2008 to increase the amount of capital expenditures that we can incur on a rolling 12-month basis to $90.0 million. This modification should provide us with the ability to incur the level of capital expenditures that we currently deem necessary to support our ongoing operations and future growth initiatives.

As a result of the 7-Eleven ATM Transaction, we assumed responsibility for certain ATM operating lease contracts that will expire at various times during the next three years, the majority of which will expire in 2009. Accordingly, at that time, we will be required to renew such lease contracts, enter into new lease contracts, or purchase new or used ATMs to replace the leased equipment. If we decide to purchase new ATMs and terminate the existing lease contracts at that time, we currently anticipate that we will incur between $13.0 and $16.0 million in related capital expenditures. However, in the event we decide to purchase the leased equipment at the end of the lease term rather than purchasing new ATMs, our expenditures would be substantially less than the above estimated amounts. Additionally, we posted $7.5 million in letters of credit under our revolving credit facility in favor of the lessors under these leases. See Item 8. Financial Statements and Supplementary Data, Note 13 for additional details on these letters of credit.

Financing Activities

Net cash provided by financing activities was $158.2 million, $11.2 million, and $107.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in 2007 was primarily attributable to our issuance of $100.0 million in senior subordinated debt due 2013 (the Series B Notes) and $42.7 million of additional borrowings under our revolving credit facility in July 2007 to finance the 7-Eleven ATM Transactions. Additionally, in December 2007, we completed our initial public offering of 12,000,000 shares of common stock, which generated net proceeds of approximately $110.1 million that were used to pay down debt previously outstanding under our revolving credit facility. Finally, although not reflected in our 2007 statement of cash flows, we received the benefit of the disbursement of $5.7 million of funds under five financings facilities entered into by our Mexican operations. The $5.7 million is not reflected in our consolidated statement of cash flows as the funds were not received by Cardtronics Mexico but rather were remitted directly to our vendors by the finance company. The remittance of such funds served to purchase ATMs.

In 2005, the majority of our cash provided by financing activities resulted from issuances of additional long-term debt, offset somewhat in each period by our repayments of other long-term debt and capital leases. Such borrowings were primarily made in connection with the previously discussed ATM portfolio acquisitions, including the Bank Machine acquisition in 2005. Additionally, in 2005 we issued $75.0 million worth of Series B redeemable convertible preferred stock to a new investor, TA Associates. The net proceeds from such offering were utilized to redeem our existing Series A preferred stock, including all accrued and unpaid dividends related thereto, and to redeem approximately 24% of our outstanding common stock and vested options.

Financing Facilities

As of December 31, 2007, we had approximately $310.7 million in outstanding long-term debt, notes payable, and capital lease obligations, which was comprised of (i) approximately $296.1 million (net of discount of $3.9 million) of our Series A and Series B senior subordinated notes, (ii) approximately $4.0 million in borrowings under our revolving credit facility, (iii) approximately $8.5 million in notes payable, the majority of which was outstanding under equipment financing lines of our Mexico subsidiary, and (iv) approximately $2.1 million in capital lease obligations.

Revolving credit facility.  Borrowings under our revolving credit facility bear interest at a variable rate based upon LIBOR, or prime rate, at our option. Additionally, we pay a commitment fee of 0.3% per annum on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us.

In 2007, we twice amended our revolving credit facility to, among other things, (i) modify the interest rate spreads on outstanding borrowings and other pricing terms, (ii) increase the maximum borrowing capacity under the revolver from $125.0 million to $175.0 million in order to partially finance the 7-Eleven ATM Transaction and to provide additional financial flexibility, (iii) increase the amount of “indebtedness” (as defined in the credit agreement) to allow for the issuance of our Series B Notes, (iv) extend the term of the credit agreement from May 2010 to May 2012, (v) increase the amount of capital expenditures we could incur on a rolling 12-month basis from $60.0 million to a maximum of $75.0 million, and (v) amend certain restrictive covenants contained within the facility. Additionally, in March 2008, we further amended our facility such that we may now incur up to $90 million in capital expenditures on a rolling 12-month basis. As a result of these amendments, the primary restrictive covenants within the facility include (i) limitations on the amount of senior debt that we can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, and (iv) limitations on the amount of capital expenditures that we can incur on a rolling 12-month basis. Additionally, we are currently prohibited from making any cash dividends pursuant to the terms of the facility.

At December 31, 2007, the weighted average interest rate on our outstanding facility borrowings was approximately 8.3%. Additionally, as of December 31, 2007, we were in compliance with all covenants contained within the facility and had the ability to borrow an additional $163.5 million under the facility based on such covenants.

Other borrowing facilities

Bank Machine overdraft facility.  In addition to the above revolving credit facility, Bank Machine has a £2.0 million unsecured overdraft facility that expires in July 2008. Such facility, which bears interest at 1.75% over the bank’s base rate (5.5% as of December 31, 2007), is utilized for general corporate purposes for our United Kingdom operations. As of December 31, 2007, the full amount of this overdraft facility had been utilized to help fund certain working capital commitments and to post a £275,000 bond. Amounts outstanding under the overdraft facility, other than those amounts utilized for posting bonds, are reflected in accounts payable in our consolidated balance sheet, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts.

Cardtronics Mexico equipment financing agreements.  During 2006 and 2007, Cardtronics Mexico entered into six separate five-year equipment financing agreements with a single lender. Such agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of December 31, 2007, $91.2 million pesos ($8.4 million U.S.) were outstanding under the agreements in place at the time, with future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the loan agreement, we have issued a guaranty for 51.0% of the obligations under this agreement (consistent with our ownership percentage in Cardtronics Mexico.) As of December 31, 2007, the total amount of the guaranty was $46.5 million pesos ($4.3 million U.S.).

Capital lease agreements.  In connection with the 7-Eleven ATM Transaction, we assumed certain capital and operating lease obligations for approximately 2,000 ATMs. We posted $7.5 million in letters of credit under our revolving credit facility in favor of the lessors under these assumed equipment leases. These letters of credit reduce the available borrowing capacity under our revolving credit facility. As of December 31, 2007, the principal balance of our capital lease obligations totaled $2.1 million.

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

Contractual Obligations

The following table and discussion reflect our significant contractual obligations and other commercial commitments as of December 31, 2007:

	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Long-term financings:
Principal(1)	$882	$1,735	$2,147	$2,372	$5,391	$300,000	$312,527
Interest(2)	28,969	28,840	28,622	28,375	27,943	27,750	170,499
Operating leases	5,559	5,430	1,332	828	766	3,161	17,076
Merchant space leases	4,644	2,261	1,425	1,369	1,272	1,101	12,072
Capital leases(3)	1,268	799	240	—	—	—	2,307

Total contractual obligations	$41,322	$39,065	$33,766	$32,944	$35,372	$332,012	$514,481

(1)	Represents the $300.0 million face value of our Series A and Series B Notes, $4.0 million outstanding under our revolving credit facility, $8.4 million outstanding under our Mexico equipment financing facilities, and a fully-funded note issued in conjunction with the Bank Machine acquisition in 2005.

(2)	Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2007.

(3)	Includes interest related to the capital lease obligations.

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

Goodwill and Intangible Assets.  We have accounted for the 7-Eleven ATM Transaction, as well as the E*TRADE Access, Bank Machine, and ATM National, Inc. acquisitions as business combinations pursuant to SFAS No. 141, Business Combinations. Additionally, we have applied the concepts of SFAS No. 141 to our purchase of a majority interest in CCS Mexico (i.e., Cardtronics Mexico). Accordingly, the amounts paid for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. Intangible assets that met the criteria established by SFAS No. 141 for recognition apart from goodwill included the acquired ATM operating agreements and related customer relationships, a branding agreement acquired in the 7-Eleven ATM Transaction, the Bank Machine and Allpoint (via the ATM National, Inc. acquisition) trade names, and the non-compete agreements entered into in connection with the CCS Mexico acquisition.

The excess of the cost of the aforementioned acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed has been reflected as goodwill in our consolidated financial statements. As of December 31, 2007, our goodwill balance totaled $235.2 million, $62.2 million of which related to our acquisition of the 7-Eleven Financial Services Business, $84.5 million of which related to our acquisition of E*TRADE Access, and $84.1 million of which related to our acquisition of Bank Machine. The remaining balance is comprised of goodwill related to our acquisition of ATM National Inc. and our purchase of a majority interest in CCS Mexico. Intangible assets, net, totaled $130.9 million as of December 31, 2007, and included the intangible assets described above, as well as deferred financing costs, exclusive license agreements, and upfront merchant site acquisition costs.

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

Valuation of Long-lived Assets.  We place significant value on the installed ATMs that we own and manage in merchant locations and the related acquired merchant contracts/relationships. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased contract intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We test our acquired merchant contract/relationship intangible assets for impairment, along with the related ATMs, on an individual contract/relationship basis for our significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships. In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition, (ii) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new branding arrangements, and (iii) estimates regarding our ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. During the years ended December 31, 2007, 2006, and 2005, we recorded approximately $5.7 million, $2.8 million, and $1.2 million, respectively, in additional amortization expense related to the impairment of certain previously acquired merchant contract/relationship intangible assets associated with our U.S. reporting segment.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event we do not believe we will be able to utilize the related tax benefits associated with deferred tax assets, we record valuation allowances to reserve for the assets. During the year ended December 31, 2007, we recorded $4.8 million in valuation allowances to reserve for various deferred tax assets associated with our domestic operations, resulting in an overall income tax expense of $4.6 million. Such adjustments were based, in part, on the expectation of increased pre-tax book losses during the latter half of 2007, primarily as a result of the additional interest expense amounts associated with the 7-Eleven ATM Transaction and the anticipated losses associated with the acquired Vcom operations.

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

Share-based Compensation.  We account for our share-based payments in accordance with SFAS No. 123R, which requires that we record compensation expense for all share-based awards based on the grant-date fair value of those awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including (i) the number of awards that may ultimately be forfeited by the recipients, (ii) the expected term of the underlying awards, and (iii) the future volatility associated with the price of our common stock. Such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2007, are outlined in detail in Item 8, Financial Statements and Supplementary Data, Note 3.

New Accounting Pronouncements Issued but Not Yet Adopted

For information on new accounting pronouncements that had been issued as of December 31, 2007 but not yet adopted by us, see Item 8. Financial Statement and Supplementary Data, Note 1(v).

Commitments and Contingencies

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Item 8. Financial Statement and Supplementary Data, Note 16, for additional details regarding our commitments and contingencies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about Market Risk

Interest Rate Risk

Vault cash rental expense.  Because our ATM cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the United States, the United Kingdom, and Mexico. In the United States, we pay a monthly fee on the average amount of vault cash outstanding under a formula based either on LIBOR or the federal funds effective rate, depending on the vault cash provider. In the United Kingdom, we pay a monthly fee to ALCB in the United Kingdom under a formula based on LIBOR. In Mexico, we pay a monthly fee to our vault cash provider there under a formula based on the Mexican Interbank Rate.

As a result of the significant sensitivity surrounding the vault cash interest expense for our U.S. operations, we have entered into a number of interest rate swaps to fix the rate of interest we pay on a portion of our current and anticipated outstanding domestic vault cash balances. The swaps in place as of December 31, 2007 serve to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)

$550,000	4.61%	January 1, 2008 — December 31, 2008
$450,000	4.68%	January 1, 2009 — December 31, 2009
$350,000	4.76%	January 1, 2010 — December 31, 2010

The following table presents a hypothetical sensitivity analysis of our vault cash interest expense based on our outstanding vault cash balances as of December 31, 2007 and assuming a 100 basis point increase in interest rates:

				Additional Interest Incurred			Additional Interest Incurred
				on 100 Basis Point Increase			on 100 Basis Point Increase
	Vault Cash Balance as of			(Excluding Impact of			(Including Impact of
	December 31, 2007			Interest Rate Swaps)			Interest Rate Swaps)
	(Functional Currency)		(U.S. dollars)	(Functional Currency)		(U.S. dollars)	(Functional Currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)

United States		$850.4	$850.4		$8.5	$8.5		$3.0	$3.0
United Kingdom		£98.1	196.8		£1.0	2.0		£1.0	2.0
Mexico	p$	110.1	10.1	p$	1.0	0.1	p$	1.0	0.1

Total			$1,057.3			$10.6			$5.1

As of December 31, 2007, we had a liability of $13.6 million recorded in our balance sheet related to our interest rate swaps, which represented the fair value liability of such agreements based on third-party quotes for similar instruments with the same terms and conditions, as such instruments are required to be carried at fair value. These swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of such swaps have been reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. As a result of our overall net loss position for tax purposes, we have not recorded any deferred taxes on the loss amount related to these interest rate hedges as of December 31, 2007, as we do not currently believe that we will be able to realize such benefits. As of December 31, 2006, the net accumulated unrealized gain associated with our interest rate swaps totaled approximately $4.4 million, which was net of taxes of $2.7 million.

Net amounts paid or received under such swaps are recorded as adjustments to our cost of ATM operating revenues in the accompanying consolidated statements of operations. During the years ended December 31, 2007, 2006, and 2005, the gains or losses as a result of ineffectiveness associated with our existing interest rate swaps were immaterial. We have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico.

Interest expense.  Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Based on the $4.0 million outstanding under the facility as of December 31, 2007, an increase of 100 basis points in the underlying interest rate would not have had a material impact on our interest expense; however, there is no guarantee that we will not borrow additional amounts under the facility, and, in the event we borrow additional amounts and interest rates significantly increased, we could be required to pay additional interest and such interest could be material.

Outlook.  We anticipate that the recent reductions in short-term interest rates in the United States will serve to reduce the interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk through 2010, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses.

As a result of the recent decline in interest rates, we entered into additional interest rate swaps in March 2008 to limit our exposure to changing rates on additional amounts of our anticipated outstanding domestic vault cash balances. The recently-executed swaps will serve to fix the interest-based rental rate paid on the following notional amounts at the following weighted average rates for the periods identified:

	Weighted
	Average
Notional Amount	Fixed Rate	Period
(In thousands)

$100,000	2.58%	January 1, 2009 — December 31, 2009
$200,000	2.97%	January 1, 2010 — December 31, 2010
$400,000	3.72%	January 1, 2011 — December 31, 2011
$200,000	3.96%	January 1, 2012 — December 31, 2012

As is the case with our existing interest rate swaps, the interest rate swaps executed in March 2008 have been designated as cash flow hedges pursuant to SFAS No. 133.

Other.  While the carrying amount of our cash and cash equivalents and other current assets and liabilities approximates fair value due to the relatively short maturities of these instruments, we are exposed to changes in market values of our investments and long-term debt. As discussed above, the carrying amount of our interest rate swaps approximates fair value as of December 31, 2007. In addition, the $4.0 million carrying amount of borrowings outstanding under our revolving credit facility approximates fair value due to the fact that such borrowings are subject to floating market interest rates. Conversely, the carrying amount of the Company’s $300.0 million, fixed-rate, senior subordinated notes was $296.1 million as of December 31, 2007, compared to a fair value of $292.5 million. The fair value of the Company’s senior subordinated notes as of December 31, 2007 was based on the quoted market price for such notes.

Foreign Currency Exchange Risk

Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico in 2006, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the U.S. dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income (loss) in our consolidated financial statements. As of December 31, 2007, such translation gain totaled approximately $9.1 million compared to a translation gain of approximately $6.7 million as of December 31, 2006.

Our results during 2007 were materially impacted by increases in the value of the British pound relative to the U.S. Dollar. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the U.S. dollar and the British pound.) Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican peso relative to the U.S. dollar. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon Bank Machine’s operating income for the year ended December 31, 2007 would have been an unfavorable or favorable adjustment, respectively, of approximately $0.4 million. A similar sensitivity analysis would have resulted in a $0.1 million adjustment to Cardtronics Mexico’s financial results for the year ended December 31, 2007.

We do not hold derivative commodity instruments and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cardtronics, Inc.:

We have audited the accompanying consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardtronics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”.

/s/  KPMG LLP

Houston, Texas
March 28, 2008

CARDTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$13,439	$2,718
Accounts and notes receivable, net of allowance of $560 and $427 as of December 31, 2007 and 2006, respectively	23,248	14,891
Inventory	2,355	4,444
Restricted cash, short-term	5,900	883
Deferred tax asset, net	216	273
Prepaid expenses, deferred costs, and other current assets	11,627	15,178

Total current assets	56,785	38,387
Restricted cash	317	34
Property and equipment, net	163,912	86,668
Intangible assets, net	130,901	67,763
Goodwill	235,185	169,563
Prepaid expenses and other assets	4,185	5,341

Total assets	$591,285	$367,756

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and notes payable	$882	$194
Current portion of capital lease obligations	1,147	—
Current portion of other long-term liabilities	16,201	2,501
Accounts payable	34,385	16,915
Accrued liabilities	70,524	34,341

Total current liabilities	123,139	53,951
Long-term liabilities:
Long-term debt, net of related discount	307,733	252,701
Capital lease obligations	982	—
Deferred tax liability, net	11,480	7,625
Asset retirement obligations	17,448	9,989
Other long-term liabilities and minority interest in subsidiary	23,392	4,064

Total liabilities	484,174	328,330
Series B redeemable preferred stock, $0.0001 par value; 10,000,000 shares authorized; 929,789 shares issued and outstanding as of December 31, 2006; liquidation value of $78,000 as of December 31, 2006	—	76,594
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 125,000,000 shares authorized; 43,571,956 and 19,032,715 shares issued as of December 31, 2007 and 2006; 38,566,207 and 13,995,673 shares outstanding at December 31, 2007 and 2006, respectively	4	—
Subscriptions receivable (at face value)	(229)	(324)
Additional paid-in capital	190,508	2,857
Accumulated other comprehensive income (loss), net	(4,518)	11,658
Accumulated deficit	(30,433)	(3,092)
Treasury stock; 5,005,749 and 5,037,042 shares at cost at December 31, 2007 and 2006, respectively	(48,221)	(48,267)

Total stockholders’ equity (deficit)	107,111	(37,168)

Total liabilities and stockholders’ equity (deficit)	$591,285	$367,756

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues:
ATM operating revenues	$364,071	$280,985	$258,979
Vcom operating revenues	1,251	—	—
ATM product sales and other revenues	12,976	12,620	9,986

Total revenues	378,298	293,605	268,965
Cost of revenues:
Cost of ATM operating revenues (includes stock-based compensation of $87, $51, and $172 in 2007, 2006, and 2005, respectively. Excludes depreciation, accretion, and amortization shown separately below. See Note 1)	275,286	209,850	199,767
Cost of Vcom operating revenues	6,065	—	—
Cost of ATM product sales and other revenues	11,942	11,443	9,681

Total cost of revenues	293,293	221,293	209,448
Gross profit	85,005	72,312	59,517
Operating expenses:
Selling, general, and administrative expenses (includes stock-based compensation of $963, $828, and $2,201 in 2007, 2006, and 2005, respectively)	29,357	21,667	17,865
Depreciation and accretion expense	26,859	18,595	12,951
Amortization expense	18,870	11,983	8,980

Total operating expenses	75,086	52,245	39,796
Income from operations	9,919	20,067	19,721
Other (income) expense:
Interest expense, net	29,523	23,143	15,485
Amortization and write-off of financing costs and bond discounts	1,641	1,929	6,941
Minority interest in subsidiary	(376)	(225)	15
Other	1,585	(4,761)	968

Total other expense	32,373	20,086	23,409
Loss before income taxes	(22,454)	(19)	(3,688)
Income tax expense (benefit)	4,636	512	(1,270)

Net loss	(27,090)	(531)	(2,418)
Preferred stock conversion and accretion expense	36,272	265	1,395

Net loss available to common stockholders	$(63,362)	$(796)	$(3,813)

Net loss per common share:
Basic and diluted	$(4.11)	$(0.06)	$(0.27)

Weighted average shares outstanding:
Basic and diluted	15,423,744	13,904,505	14,040,353

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Common Stock, par value $0.0001 per share:
Balance at beginning of year	$—	$—	$—
Capital stock issued in initial public offering	1	—	—
Capital stock issued in Series B preferred stock conversion	2	—	—
Stock split in conjunction with initial public offering	1	—	—

Balance at end of year	$4	$—	$—

Subscriptions Receivable:
Balance at beginning of year	$(324)	$(1,476)	$(1,862)
Settlement of subscriptions receivable through repurchases of capital stock	—	1,152	—
Repayment of subscriptions	95	—	386

Balance at end of year	$(229)	$(324)	$(1,476)

Additional Paid in Capital:
Balance at beginning of year	$2,857	$2,033	$—
Capital stock issued in initial public offering, net of offering costs	109,757	—	—
Capital stock issued in Series B preferred stock conversion	76,844	—	—
Other issuance of capital stock	—	(55)	1,590
Series B preferred stock conversion (see Note 14)	36,021	—	—
Series B preferred stock conversion charge (see Note 14)	(36,021)	—	—
Dividends on Series A preferred stock	—	—	(98)
Stock-based compensation charges	1,050	879	541

Balance at end of year	$190,508	$2,857	$2,033

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	$11,658	$(346)	$886
Other comprehensive income (loss)	(16,176)	12,004	(1,232)

Balance at end of year	$(4,518)	$11,658	$(346)

Retained Earnings (Accumulated Deficit):
Balance at beginning of year	$(3,092)	$(2,252)	$1,495
Dividends on preferred stock	—	—	(1,063)
Preferred stock issuance cost accretion	(251)	(265)	(234)
Distributions	—	(44)	(32)
Net loss	(27,090)	(531)	(2,418)

Balance at end of year	$(30,433)	$(3,092)	$(2,252)

Treasury Stock:
Balance at beginning of year	$(48,267)	$(47,043)	$(859)
Issuance of capital stock	46	55	269
Purchase of treasury stock	—	(1,279)	(46,453)

Balance at end of year	$(48,221)	$(48,267)	$(47,043)

Total stockholders’ equity (deficit)	$107,111	$(37,168)	$(49,084)

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net loss	$(27,090)	$(531)	$(2,418)

Foreign currency translation adjustments	2,415	12,202	(5,491)
Unrealized (losses) gains on interest rate cash flow hedges, net of taxes of $0 in 2007, $258 in 2006, and $(2,469) in 2005	(18,093)	(696)	4,259
Unrealized (realized) gains on available-for-sale securities, net of taxes of $293 in 2007 and $(293) in 2006	(498)	498	—

Other comprehensive income (loss)	(16,176)	12,004	(1,232)

Total comprehensive income (loss)	$(43,266)	$11,473	$(3,650)

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(27,090)	$(531)	$(2,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	45,729	30,578	21,931
Amortization and write-off of financing costs and bond discount	1,641	1,929	6,941
Stock-based compensation expense	1,050	879	541
Deferred income taxes	4,525	454	(1,270)
Non-cash receipt of Winn-Dixie equity securities	—	(3,394)	—
Gain on sale of Winn-Dixie equity securities	(569)	—	—
Minority interest	(376)	(225)	15
Loss on disposal of assets	2,235	1,603	1,036
Other reserves and non-cash items	1,217	1,219	363
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable, net	(905)	(4,105)	2,176
(Increase) decrease in prepaid, deferred costs, and other current assets	630	(3,783)	378
(Increase) decrease in inventory	3,412	(694)	1,060
Decrease in notes receivable, net	20	155	439
Increase in other assets	(19,787)	(1,718)	(600)
Increase (decrease) in accounts payable	15,995	5,436	(1,085)
Increase in accrued liabilities	22,726	813	7,190
(Decrease) increase in other liabilities	5,009	(3,170)	(3,470)

Net cash provided by operating activities	55,462	25,446	33,227
Cash flows from investing activities:
Additions to property and equipment	(68,320)	(32,537)	(27,261)
Proceeds from sale of property and equipment	3	130	78
Payments for exclusive license agreements and site acquisition costs	(2,993)	(3,357)	(4,665)
Additions to equipment to be leased to customers	(548)	(197)	—
Principal payments received under direct financing leases	34	—	—
Acquisitions, net of cash acquired	(135,009)	(12)	(108,112)
Proceeds from sale of Winn-Dixie equity securities	3,950	—	—

Net cash used in investing activities	(202,883)	(35,973)	(139,960)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	187,744	45,661	478,009
Repayments of long-term debt and capital leases	(140,765)	(37,503)	(362,141)
Proceeds from borrowing under bank overdraft facility, net	642	3,818	—
Redemption of Series A preferred stock	—	—	(24,795)
Issuance of capital stock	111,363	—	89
Purchase of treasury stock	—	(50)	(46,453)
Issuance of Series B preferred stock	—	—	73,297
Minority interest shareholder capital contributions	547	—	—
Repayment of subscriptions receivable	95	—	386
Distributions	—	(18)	(51)
Equity offering costs	(618)	—	—
Debt issuance costs	(853)	(716)	(11,127)

Net cash provided by financing activities	158,155	11,192	107,214

Effect of exchange rate changes on cash	(13)	354	(194)

Net increase in cash and cash equivalents	10,721	1,019	287
Cash and cash equivalents at beginning of period	2,718	1,699	1,412

Cash and cash equivalents at end of period	$13,439	$2,718	$1,699

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$26,521	$22,939	$8,359
Cash paid for income taxes	$27	$67	$92
Fixed assets financed by direct debt	$5,683	$—	$—

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business and Summary of Significant Accounting Policies

(a)	Description of Business

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company” or “Cardtronics”) owns and operates over 28,800 automated teller machines (“ATM”) in all 50 states, approximately 2,200 ATMs located throughout the United Kingdom, and approximately 1,300 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free network of ATMs within the United States (based on the number of participating ATMs) and works with financial institutions to place their logos on the Company’s ATM machines, thus providing convenient surcharge-free access to their customers.

Since May 2001, the Company has acquired 14 networks of ATMs and one operator of a surcharge-free ATM network. Most recently, in July 2007, the Company acquired the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”), which added over 3,500 ATMs and over 2,000 advanced-functionality kiosks referred to as “Vcom” units to the Company’s portfolio. Through its acquisitions, the Company increased the number of ATMs it operates from approximately 4,100 in May 2001 to over 32,300 as of December 31, 2007.

(b)	Basis of Presentation and Consolidation

The consolidated financial statements presented include the accounts of Cardtronics, Inc. and its wholly- and majority-owned and controlled subsidiaries. Because the Company owns a majority (51.0%) interest in and absorbs a majority of the losses or returns of Cardtronics Mexico, this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a minority interest. Additionally, the accompanying consolidated financial statements include the accounts of ATM Ventures LLC, a limited liability company that the Company controlled through a 50.0% ownership interest in such entity, until its dissolution in 2006. For 2005, the remaining 50.0% ownership interest of ATM Ventures has been reflected as a minority interest. All material intercompany accounts and transactions have been eliminated in consolidation.

Additionally, our financial statements for prior periods include certain reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net (loss) income or stockholders’ equity (deficit).

In addition, the Company presents “Cost of ATM operating revenues” and “Gross profit” within its consolidated financial statements exclusive of depreciation, accretion, and amortization expenses. The following table sets forth the amounts excluded from cost of ATM operating revenues and gross profit during the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(In thousands)

Depreciation and accretion expenses related to ATMs and ATM-related assets	$24,277	$17,190	$11,639
Amortization expense	18,870	11,983	8,980

Total depreciation, accretion, and amortization expenses excluded from cost of ATM operating revenues and gross profit	$43,147	$29,173	$20,619

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of intangibles, goodwill, asset retirement obligations, and valuation allowances for receivables, inventories, and deferred income tax assets. Actual results can, and often do, differ from those assumed in the Company’s estimates.

(d)	Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts.

We maintain cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. We classify these balances as restricted cash in current or non-current assets on our consolidated balance sheet based on when we expect this cash to be used. As of December 31, 2007 and 2006, we had $5.9 million and $0.9 million, respectively, of restricted cash in current assets and $317,000 and $34,000, respectively, in other non-current assets. Current restricted cash as of December 31, 2007 and 2006 was comprised of approximately $5.7 million and $0.7 million, respectively, in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers, and $0.2 million and $0.2 million, respectively, in guarantees related to certain notes issued in connection with the Bank Machine acquisition (see Note 2). Non-current restricted cash represents a certificate of deposit held at one of the banks utilized to provide cash for the Company’s ATMs and funds held at one of the banks utilized by the Company in its provision of advanced-functionality services through its Vcom units.

(e)	ATM Cash Management Program

The Company relies on agreements with Bank of America, N.A. (“Bank of America”), Palm Desert National Bank (“PDNB”), and Wells Fargo, National Association (“Wells Fargo”) to provide the cash that it uses in its domestic ATMs in which the related merchants do not provide their own cash. Additionally, the Company relies on Alliance & Leicester Commercial Bank (“ALCB”) in the United Kingdom and Bansi, S.A. Institución de Banca Multiple (“Bansi”) in Mexico to provide it with its ATM cash needs. The Company pays a fee for its usage of this cash based on the total amount of cash outstanding at any given time, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times during its use, the cash remains the sole property of the cash providers, and the Company is unable to and prohibited from obtaining access to such cash. Pursuant to the terms of the Company’s agreements with them, Bank of America and Wells Fargo must provide 360 days and 180 days prior written notice, respectively, prior to terminating the agreements and remove their cash from the ATMs. Under the other domestic agreement with PDNB and the U.K. agreement with ALCB, both PDNB and ALCB have the right to demand the return of all or any portion of their cash at any point in time upon the occurrence of certain events beyond the Company’s control. In addition, Bansi has the right to terminate the agreement and demand the return of all or any portion of their cash upon a breach of contract resulting from our actions (or lack thereof) if such breach is not cured within 60 days. Based on the foregoing, such cash, and the related obligations, are not reflected in the accompanying consolidated financial statements. The amount of cash in the Company’s ATMs was approximately $1.1 billion and $536.0 million as of December 31, 2007 and 2006, respectively.

(f)	Accounts Receivable, including Allowance for Doubtful Accounts

Accounts receivable are primarily comprised of amounts due from the Company’s clearing and settlement banks for ATM and Vcom transaction revenues earned on transactions processed during the month ending on

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the balance sheet date. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based on an analysis of its past due accounts. All balances over 90 days past due are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Amounts charged to bad debt expense were nominal during each of the years ended December 31, 2007, 2006, and 2005.

(g)	Inventory

Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components as of December 31, 2007 and 2006:

	2007	2006
	(In thousands)

ATMs	$745	$2,625
ATM parts and supplies	2,040	2,832

Total	2,785	5,457
Less: Inventory reserves	(430)	(1,013)

Net inventory	$2,355	$4,444

(h)	Property and Equipment, net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. The cost of property and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease or the acquisition date if the leases were assumed in an acquisition. Also included in property and equipment are new ATMs and the associated equipment the Company has acquired for future installation. Such ATMs are held as “deployments in process” and are not depreciated until actually installed. Depreciation expense for property and equipment for the years ended December 31, 2007, 2006, and 2005 was $25.7 million, $18.3 million, and $11.9 million, respectively. The $25.7 million in 2007 includes the amortization expense associated with the assets associated with the capital leases assumed by the Company in its acquisition of the 7-Eleven Financial Services Business (the “7-Eleven ATM Transaction”). See Note 1(l) regarding asset retirement obligations associated with the Company’s ATMs.

Maintenance on the Company’s domestic and Mexico ATMs is typically performed by third parties and is incurred as a fixed fee per month per ATM. Accordingly, such amounts are expensed as incurred. In the United Kingdom, maintenance is performed by in-house technicians.

(i)	Goodwill and Other Intangible Assets

The Company’s intangible assets include merchant contracts/relationships and a branding agreement acquired in connection with acquisitions of ATM assets (i.e., the right to receive future cash flows related to ATM transactions occurring at these merchant locations), exclusive license agreements (i.e., the right to be the exclusive ATM service provider, at specific locations, for the time period under contract with a merchant customer), non-compete agreements, deferred financing costs relating to the Company’s credit agreements (Note 13)  and the Bank Machine and Allpoint trade names acquired. Additionally, the Company has goodwill

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the acquisitions of E*TRADE Access, Bank Machine, ATM National, Cardtronics Mexico, and 7-Eleven Financial Services Business.

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

Goodwill and the acquired Bank Machine and Allpoint trade names are not amortized, but instead are periodically tested for impairment, at least annually, and whenever an event occurs that indicates that an impairment may have occurred. See Note 1(j) below for additional information on the Company’s impairment testing of long-lived assets and goodwill.

(j)	Impairment of Long-Lived Assets and Goodwill

Long-lived assets.  The Company places significant value on the installed ATMs that it owns and manages in merchant locations as well as the related acquired merchant contracts/relationships and the branding agreement acquired in the 7-Eleven ATM Transaction. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased contract intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company tests its acquired merchant contract/relationship intangible assets for impairment, along with the related ATMs, on an individual contract/relationship basis for the Company’s significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships.

In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, the Company analyzes a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition, (ii) estimates regarding the Company’s ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new branding arrangements, and (iii) estimates regarding the Company’s ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collected per transaction (e.g., branding revenue). A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction (e.g., branding revenue). Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, the Company evaluates the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. The Company recorded approximately $5.7 million, $2.8 million, and $1.2 million in additional amortization expense during the years ended December 31, 2007, 2006, and 2005, respectively, related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with our U.S. reporting segment.

Goodwill and other indefinite lived intangible assets.  As of December 31, 2007, the Company had $235.2 million in goodwill and $4.2 million of indefinite lived intangible assets reflected in its consolidated balance sheet. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews the carrying amount of its goodwill and indefinite lived intangible assets for impairment at least annually and more frequently if conditions warrant. Pursuant to SFAS No. 142, goodwill and indefinite lived intangible assets should be tested for impairment at the reporting unit level, which in the Company’s case involves five separate reporting units — (i) the Company’s domestic reporting segment; (ii) the acquired Bank Machine operations; iii) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (iv) the acquired ATM National operations; and (v) the 7-Eleven Financial Services Business (see Note 2). For each reporting unit, the carrying amount of the net assets associated with the applicable segment is compared to the estimated fair value of such segment as of the testing date (i.e., December 31, 2007.) Based on the results of those tests, the Company determined that no goodwill or other indefinite lived intangible asset impairments existed as of December 31, 2007.

(k)	Income Taxes

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes, as interpreted by Financial Accounting Standards (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes, which are based on temporary differences between the amount of taxable income and income before provision for income taxes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at current income tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. See Note 1(v) for additional information on the Company’s adoption of FIN No. 48.

(l)	Asset Retirement Obligations

The Company accounts for its asset retirement obligations under SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the Company is required to estimate the fair value of future retirement costs associated with its ATMs and recognize this amount as a liability in the period in which it is incurred and can be reasonably estimated. The Company’s estimates of fair value involve discounted future cash flows. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the depreciation and accretion expense line in the accompanying consolidated financial statements. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount and the liability recorded. Additionally, the Company capitalizes the initial estimated fair value amount as part of the carrying amount of the related long-lived asset and depreciates the amount over the asset’s estimated useful life. Additional information regarding the Company’s asset retirement obligations is included in Note 11.

(m)	Revenue Recognition

ATM operating revenues.  Substantially all of the Company’s revenues are generated from ATM operating and transaction-based fees, which primarily include surcharge fees, interchange fees, bank branding revenues, surcharge-free network fees, and other revenue items, including maintenance fees. Such amounts are reflected as “ATM operating revenues” in the accompanying consolidated statements of operations. Surcharge and interchange fees are recognized daily as the underlying ATM transactions are processed. Branding fees are generated by the Company’s bank branding arrangements, under which financial institutions pay a fixed monthly fee per ATM to the Company to put their brand name on selected ATMs within the Company’s ATM portfolio. In return for such fees, the bank’s customers can use those branded ATMs without paying a surcharge fee. Pursuant to the SEC’s SAB, Topic 13, Revenue Recognition, the monthly per ATM branding fees, which are subject to escalation clauses within the agreements, are recognized as revenues on a straight-line basis over the term of the agreement. In addition to the monthly branding fees, the Company also receives a one-time set-up fee per ATM. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate Cardtronics for the burden incurred related to the initial set-up of a branded ATM versus the on-going monthly services provided for the actual branding. Pursuant to the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SAB No. 104, Revenue Recognition, the Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank branding agreements. With respect to the Company’s surcharge-free networks, the Company allows cardholders of financial institutions that participate in the network to utilize the Company’s ATMs on a surcharge-free basis. In return, the participating financial institutions typically pay a fixed fee per month per cardholder to the Company. These surcharge-free network fees are recognized as revenues on a monthly basis as earned. Finally, with respect to maintenance services, the Company typically charges a fixed fee per month per ATM to its customers and outsources the fulfillment of those maintenance services to a third-party service provider for a corresponding fixed fee per month per ATM. Accordingly, the Company recognizes such service agreement revenues and the related expenses on a monthly basis, as earned.

ATM equipment sales.  The Company also generates revenues from the sale of ATMs to merchants and certain equipment resellers. Such amounts are reflected as “ATM product sales and other revenues” in the accompanying consolidated statements of operations. Revenues related to the sale of ATMs to merchants are recognized when the equipment is delivered to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to associate value-added resellers (“VARs”), the Company recognizes and invoices revenues related to such sales when the equipment is shipped from the manufacturer to the VAR. The Company typically extends 30-day terms and receives payment directly from the VAR irrespective of the ultimate sale to a third party.

Merchant-owned arrangements.  In connection with the Company’s merchant-owned ATM operating/processing arrangements, the Company typically pays the surcharge fees that it earns to the merchant as fees for providing, placing, and maintaining the ATM unit. Pursuant to the guidance of EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company has recorded such payments as a cost of the associated revenues. In exchange for this payment, the Company receives access to the merchants’ customers and the ability to earn the surcharge and interchange fees from transactions that such customers conduct from using the ATM. The Company is able to reasonably estimate the fair value of this benefit based on the typical surcharge rates charged for transactions on all of its ATMs, including those not subject to these arrangements.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Further, the Company follows the guidance in EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, for the majority of its merchant contracts. Specifically, as the Company acts as the principal and is the primary obligor in the ATM transactions, provides the processing for the ATM transactions, and has the risks and rewards of ownership, including the risk of loss for collection, the Company recognizes the majority of its surcharge and interchange fees gross of any of the payments made to the various merchants and retail establishments where the ATM units are housed. As a result, for agreements under which the Company acts as the principal, the Company records the total amounts earned from the underlying ATM transactions as ATM operating revenues and records the related merchant commissions as a cost of ATM operating revenues.

Other.  In connection with certain bank branding arrangements, the Company is required to rebate a portion of the interchange fees it receives above certain thresholds to the branding financial institutions, as established in the underlying agreements. In contrast to the gross presentation of surcharge and interchange fees remitted to merchants, the Company recognizes all of its interchange fees net of any such rebates. Pursuant to the guidance of EITF No. 01-9 (referenced above), while the Company receives access to the branding financial institution’s customers and the ability to earn interchange fees related to such transactions conducted by those customers, the Company is unable to reasonably estimate the fair value of this benefit. Thus, the Company recognizes such payments made to the branding financial institution as a reduction of revenues versus a cost of the associated revenues.

(n)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to calculate the fair value of stock-based instruments awarded to employees on the date of grant and to recognize the calculated fair value as compensation cost over the requisite service period. Because the Company historically utilized the minimum value method of measuring equity share option values for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-based Compensation, it adopted the provisions of SFAS No. 123R using the prospective transition method. Accordingly, the Company recognizes compensation expense for the fair value of all new awards that are granted and existing awards that are modified subsequent to December 31, 2005. For those awards issued and still outstanding prior to December 31, 2005, the Company will continue to account for such awards pursuant to Accounting Principles Board (“APB”) Opinion No. 25 and its related interpretive guidance. As a result of its prospective adoption, the Company’s financial statements for all periods prior to January 1, 2006 do not reflect any adjustments resulting from the adoption of SFAS No. 123R, and the adoption did not result in the recording of a cumulative effect of a change in accounting principle.

Had compensation cost for option grants under the Company’s stock incentive plan (see Note 3) been determined based on the fair value method at the grant dates, as specified in SFAS No. 123, the Company’s

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net earnings would have been reduced to the following pro forma amounts for the year ended December 31, 2005 (in thousands):

Net loss, as reported	$(2,418)
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,492
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,694)

Net loss, as adjusted	(2,620)
Preferred stock dividends and accretion expense	1,395

Net loss available to common stockholders, as adjusted	$(4,015)

Loss per share:
Basic and diluted, as reported	$(0.27)

Basic and diluted, pro forma.	$(0.29)

(o)	Derivative Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changing interest rates related to the Company’s ATM cash management activities. The Company does not enter into derivative transactions for speculative or trading purposes.

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires derivative instruments to be recorded at fair value in a company’s balance sheet. As of December 31, 2007, all of the Company’s derivatives were considered to be cash flow hedges under SFAS No. 133 and, accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive income (loss) account in the accompanying consolidated balance sheet. See Note 17 for more details on the Company’s derivative financial instrument transactions.

(p)	Fair Value of Financial Instruments

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

The carrying amount of the Company’s cash and cash equivalents and other current assets and liabilities approximates fair value due to the relatively short maturities of these instruments. The carrying amount of the Company’s interest rate swaps (see Note 17), which was a liability of $13.6 million as of December 31, 2007, represents the fair value of such agreements and is based on third-party quotes for similar instruments with the same terms and conditions. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that such borrowings are subject to floating market interest rates. As of December 31, 2007, the fair value of the Company’s $300.0 million senior subordinated notes (see Note 13) totaled $292.5 million. The fair values of these financial instruments were based on the quoted market price for such notes as of year end.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)	Foreign Currency Translation

As a result of the Bank Machine acquisition in May 2005 and the Cardtronics Mexico acquisition in February 2006, the Company is exposed to foreign currency translation risk. The functional currency for the acquired Bank Machine and Cardtronics Mexico operations are the British pound and the Mexican peso, respectively. Accordingly, results of operations of our U.K. and Mexico subsidiaries are translated into U.S. dollars using average exchange rates in effect during the periods in which those results are generated. Furthermore, the Company’s foreign operations’ assets and liabilities are translated into U.S. dollars using the exchange rate in effect as of each balance sheet reporting date. The resulting translation adjustments have been included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

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

(r)	Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity (deficit) in the accompanying consolidated balance sheets, and current period activity is reflected in the accompanying consolidated statements of comprehensive income (loss). The Company’s comprehensive income (loss) is composed of (i) net loss; (ii) foreign currency translation adjustments; (iii) unrealized gains (losses) associated with the Company’s interest rate hedging activities; and (iv) unrealized gains on the Company’s available-for-sale securities as of December 31, 2006.

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax where applicable, as of December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Foreign currency translation adjustments	$9,126	$6,711
Unrealized gains (losses) on interest rate swaps, net of taxes of $0 and $2.7 million as of December 31, 2007 and 2006, respectively	(13,644)	4,449
Unrealized gains on available-for-sale securities, net of taxes of $0.3 million as of December 31, 2006	—	498

Total accumulated other comprehensive income (loss)	$(4,518)	$11,658

See Note 18 for additional information on the Company’s deferred taxes and related valuation allowances associated with its interest rate swaps.

(s)	Treasury Stock

Treasury stock is recorded at cost and carried as a component of stockholders’ equity (deficit) until retired or reissued.

(t)	Advertising Costs

Advertising costs are expensed as incurred and totaled $2.2 million, $0.8 million, and $0.9 million during the years ended December 31, 2007, 2006, and 2005, respectively. The increase during 2007 was primarily the result of the $1.4 million in costs incurred to promote the advanced-functionality services associated with the acquired 7-Eleven Financial Services Business. For additional details on this acquisition, see Note 2.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u)	Working Capital Deficit

The Company’s surcharge and interchange revenues are typically collected in cash on a daily basis or within a short period of time subsequent to the end of each month. However, the Company typically pays its vendors on 30 day terms and is not required to pay certain of its merchants until 20 days after the end of each calendar month. As a result, the Company will typically utilize the excess cash flow generated from such timing differences to fund its capital expenditure needs or to repay amounts outstanding under its revolving line of credit (which is reflected as a long-term liability in the accompanying consolidated balance sheets). Accordingly, this scenario will typically cause the Company’s balance sheet to reflect a working capital deficit position. The Company considers such a presentation to be a normal part of its ongoing operations.

(v)	New Accounting Pronouncements

The Company adopted the following accounting standard and interpretation effective January 1, 2007:

Accounting for Uncertainty in Income Taxes.  FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company applied the provisions of FIN 48 to all tax positions upon its initial adoption effective January 1, 2007, and determined that no cumulative effect adjustment was required as of such date. As of December 31, 2007, the Company had a $0.2 million reserve for uncertain tax positions recorded pursuant to FIN 48.

Registration Payment Arrangements.  FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements, addresses an issuer’s accounting for registration payment arrangements. Registration payment arrangements typically require the issuer of financial instruments to file a registration statement for the resale of the financial instruments and for the registration statement to be declared effective by the SEC within a specified period of time, or else the issuer is subject to penalties, which may be significant. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The guidance contained in this standard amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as well as FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this standard. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this standard, the guidance in the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company’s adoption of this standard on January 1, 2007 had no impact on its financial statements. The Company will continue to evaluate the impact that the implementation of FSP EITF 00-19-2 may have on its financial statements as it relates to the Company’s registration requirements associated with the $100.0 million of Series B Notes issued in July 2007.

As of December 31, 2007, the following accounting standards and interpretations had not yet been adopted by the Company:

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company will adopt the provisions of SFAS No. 157 for its financial assets and liabilities and those items for which it has recognized or disclosed on a recurring basis effective January 1, 2008, and does not expect that this adoption will have a material impact on the Company’s financial statements. As provided by FSP No. 157-2, the Company has elected to defer the adoption of SFAS No. 157 for certain of its non-financial assets and liabilities and is currently evaluating the impact, if any, that this statement will have on its financial statements as it relates to its nonfinancial assets and nonfinancial liabilities that are recognized or disclosed on a non-recurring basis.

Fair Value Option.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides allows companies the option to measure certain financial instruments and other items at fair value. The Company will adopt the provisions of this standard effective January 1, 2008, and does not anticipate that it will have a material impact on its financial statements.

Business Combinations.  In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest, and certain contingencies, including contingent consideration, be measured at fair value, and certain other acquisition-related costs, including costs of a plan to exit an activity or terminate and relocate employees, be expensed rather than capitalized. SFAS No. 141R will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted. The Company will adopt the provisions of SFAS No. 141R on January 1, 2009 and apply the requirements of the statement to business combinations that occur subsequent to its adoption.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which provides guidance on the presentation of minority interest in the financial statements and the accounting for and reporting of transactions between the reporting entity and the holders of such noncontrolling interest. This standard requires that minority interest be presented as a separate component of equity rather than as a “mezzanine” item between liabilities and equity and requires that minority interest be presented as a separate caption in the income statement. In addition, this standard requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The provisions of SFAS No. 160 are to be applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company will adopt the provisions SFAS No. 160 on January 1, 2009 and is currently assessing the impact its adoption will have on the Company’s financial position and results of operations.

(2)	Acquisitions

Acquisition of 7-Eleven Financial Services Business

On July 20, 2007, the Company acquired substantially all of the assets of the 7-Eleven Financial Services Business for approximately $137.3 million in cash. Such acquisition was made as the Company believed the acquisition would provide it with substantial benefits and opportunities to execute its overall strategy, including the addition of high-volume ATMs in prime retail locations, organic growth potential, branding and surcharge-free network opportunities, and future outsourcing opportunities.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 7-Eleven ATM Transaction included approximately 5,500 ATMs located in 7-Eleven, Inc. stores throughout the United States, of which approximately 2,000 were advanced-functionality financial self-service kiosks referred to as “Vcom” terminals that are capable of providing more sophisticated financial services, such as check-cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), money transfer, bill payment services, and other kiosk-based financial services (collectively, the “Vcom Services”). The Company funded the acquisition through the issuance of $100.0 million of 9.25% senior subordinated notes due 2013 — Series B (the “Series B Notes”) and additional borrowings under its revolving credit facility, which was amended in connection with the acquisition. See Note 13 for additional details on these financings. The accompanying consolidated financial statements of the Company include the results of the operations of the 7-Eleven Financial Services Business for the period subsequent to July 19, 2007.

The Company has accounted for the 7-Eleven ATM Transaction as a business combination pursuant to SFAS No. 141, Business Combinations. Accordingly, the Company has allocated the total purchase consideration to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$1,427
Trade accounts receivable, net	3,767
Surcharge and interchange receivable	3,769
Inventory	1,953
Other current assets	2,344
Property and equipment	18,315
Software	4,273
Intangible assets subject to amortization	78,000
Goodwill	62,185

Total assets acquired	176,033

Accounts payable	(688)
Accrued liabilities and deferred income	(9,743)
Current portion of capital lease obligations	(1,326)
Current portion of other long-term liabilities	(7,777)
Non-current portion of capital lease obligations	(1,378)
Other long-term liabilities	(17,809)

Total liabilities assumed	(38,721)

Net assets acquired	$137,312

The purchase price allocation presented above resulted in a goodwill balance of approximately $62.2 million, which is deductible for tax purposes. Additionally, the purchase price allocation resulted in approximately $78.0 million in identifiable intangible assets subject to amortization, which consisted of $64.3 million associated with the ten-year ATM operating agreement that was entered into with 7-Eleven in conjunction with the acquisition and $13.7 million related to a branding contract acquired in the transaction. The $78.0 million assigned to the acquired intangible assets was determined by utilizing a discounted cash flow approach. The $64.3 million is being amortized on a straight-line basis over the 10-year term of the underlying ATM operating agreement, while the $13.7 million is being amortized over the remaining life of the underlying contract (8.4 years). Additionally, the Company recorded $19.5 million of other liabilities ($7.8 million in current and $11.7 million in long-term) related to certain unfavorable equipment operating leases and an

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating contract assumed as part of the 7-Eleven ATM Transaction. These liabilities are being amortized over the remaining terms of the underlying contracts and serve to reduce the corresponding ATM operating expense amounts to the fair value of these services as of the date of the acquisition.

Pro Forma Results of Operations.  The following table presents the unaudited pro forma combined results of operations of the Company and the acquired 7-Eleven Financial Services Business for the years ended December 31, 2007 and 2006, after giving effect to certain pro forma adjustments, including the effects of the issuance of the Series B Notes and additional borrowings under its revolving credit facility, as amended (Note 13). The unaudited pro forma financial results assume that both the 7-Eleven ATM Transaction and related financing transactions occurred on January 1, 2006. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that would have occurred had those transactions been consummated on such date. Furthermore, such pro forma results are not necessarily indicative of the future results to be expected for the consolidated operations.

	2007	2006(1)
	(In thousands, excluding per share amounts)

Revenues	$465,808	$457,267
Income from continuing operations	19,364	45,503
Net (loss) income available to common shareholders	(61,497)	6,233
Basic (loss) earnings per share	$(3.99)	$0.45

Diluted (loss) earnings per share	$(3.99)	$0.27

(1)	Pro forma results for the year ended December 31, 2006 include approximately $18.0 million of placement fee revenues associated with the Vcom operations of the 7-Eleven Financial Services Business, which are not expected to recur in future periods.

Acquisition of CCS Mexico

In February 2006, the Company acquired a 51.0% ownership stake in CCS Mexico, an independent ATM operator located in Mexico, for approximately $1.0 million in cash consideration and the assumption of approximately $0.4 million in additional liabilities. Additionally, the Company incurred approximately $0.3 million in transaction costs associated with this acquisition. CCS Mexico, which was renamed Cardtronics Mexico upon the completion of the Company’s investment, currently operates over 1,300 surcharging ATMs in selected retail locations throughout Mexico, and the Company anticipates placing additional surcharging ATMs in other retail establishments throughout Mexico as those opportunities arise.

The Company allocated the total purchase consideration to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. Such allocation resulted in goodwill of approximately $0.7 million. Such goodwill, which is not deductible for tax purposes, has been assigned to a separate reporting unit representing the acquired CCS Mexico operations. Additionally, such allocation resulted in approximately $0.4 million in identifiable intangible assets, including $0.3 million for certain acquired customer contracts and $0.1 million related to non-compete agreements entered into with the minority interest shareholders of Cardtronics Mexico.

Because the Company owns a majority interest in and absorbs a majority of the entity’s losses or returns, Cardtronics Mexico is reflected as a consolidated subsidiary in the accompanying condensed consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a minority interest. See Note 12 for additional information regarding this minority interest.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Bank Machine (Acquisitions) Limited

On May 17, 2005, the Company purchased 100% of the outstanding shares of Bank Machine (Acquisitions) Limited (“Bank Machine”). Such acquisition was made to provide the Company with an existing platform from which it can expand its operations in the United Kingdom and other European markets.

The purchase price totaled approximately $95.0 million and consisted of $92.0 million in cash and the issuance of 35,221 shares of the Company’s Series B redeemable convertible preferred stock, which was valued by the Company at approximately $3.0 million. Additionally, the Company incurred approximately $2.2 million in transaction costs associated with the acquisition.

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

In connection with the acquisition, certain existing shareholders of Bank Machine agreed to defer receipt of a portion of their cash consideration proceeds in return for the issuance of certain guaranteed notes payable from Cardtronics Limited, the Company’s wholly-owned subsidiary holding company in the United Kingdom. As part of the guarantee arrangement, the Company initially placed approximately $3.1 million of the cash consideration paid as part of the acquisition in a bank account to serve as collateral for the guarantee. The notes mature in May 2008, but may be repaid in part or in whole at any time at the option of each individual note holder. Approximately $3.0 million of the notes were redeemed on March 15, 2006. The remaining cash serving as collateral as of December 31, 2007 has been reflected in the “Restricted cash, short-term” line item in the accompanying consolidated balance sheet. Additionally, the remaining obligations, which we expect to be redeemed in 2008, have been reflected in the “Current portion of long-term debt and notes payable” line item in the accompanying consolidated balance sheet. Interest expense on the notes accrues quarterly at the same floating rate as that of the interest income associated with the related restricted cash account.

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

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As indicated in the table above, approximately $6.8 million was allocated to intangible assets subject to amortization, which represents the estimated value associated with the acquired merchant contracts/relationships associated with the Bank Machine ATM portfolio. Such amount was determined by utilizing a discounted cash flow approach and is currently being amortized on a straight-line basis over an estimated useful life of seven years, in accordance with the Company’s existing policy. The $3.7 million allocated to intangible assets not subject to amortization represents the estimated value associated with the acquired Bank Machine trade name, and was determined based on the relief from royalty valuation approach.

The above purchase price allocation reflects a change made during 2006 to record certain deferred tax items related to the acquisition. Such change had the effect of increasing the recorded goodwill balance by approximately $0.2 million.

Pro Forma Results of Operations.  The following table presents the unaudited pro forma combined results of operations of the Company and the acquired Bank Machine operations for the year ended December 31, 2005, after giving effect to certain pro forma adjustments, including the effects of the issuance of the Company’s senior subordinated notes in August 2005 (the “Series A Notes”) (Note 13) (amounts in thousands, excluding per share amounts). Such unaudited pro forma financial results do not reflect the impact of the smaller acquisitions consummated by the Company in 2005. The unaudited pro forma financial results assume that the Bank Machine acquisition and the debt issuance occurred on January 1, 2005, and are not necessarily indicative of the actual results that would have occurred had those transactions been consummated

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on such date. Furthermore, such pro forma results are not necessarily indicative of the future results to be expected for the consolidated operations.

Revenues	$279,149
Income from continuing operations	21,083
Net loss available to common shareholders	(2,557)
Basic and diluted loss per share	$(0.18)

Other Acquisitions

On March 1, 2005, the Company acquired a portfolio of ATMs from BAS Communications, Inc. (“BASC”) for approximately $8.2 million in cash. Such portfolio consisted of approximately 475 ATMs located in independent grocery stores in and around the New York metropolitan area and the related contracts. The purchase price was allocated $0.6 million to ATM equipment and $7.6 million to the acquired merchant contracts/relationships. During the first quarter of 2006, the Company recorded a $2.8 million impairment of the intangible asset representing the acquired merchant contract/relationships related to this portfolio. This impairment was triggered by a reduction in the anticipated future cash flows resulting from a higher than anticipated attrition rate associated with this acquired portfolio. The Company has subsequently shortened the anticipated life associated with this portfolio to reflect the higher attrition rate. In 2007, the Company received approximately $0.8 million in proceeds that were distributed from an escrow account established upon the initial closing of this acquisition. Such proceeds were meant to compensate the Company for the attrition issues encountered with the BASC portfolio subsequent to the acquisition date. The $0.8 million was utilized to reduce the remaining carrying value of the intangible asset amount associated with this portfolio.

On April 21, 2005, the Company acquired a portfolio of approximately 330 ATMs and related contracts, primarily at BP Amoco locations throughout the Midwest, for approximately $9.0 million in cash. The purchase price was allocated $0.2 million to ATM equipment and $8.8 million to the acquired merchant contracts/relationships.

On December 21, 2005, the Company acquired all of the outstanding shares of ATM National, Inc., the owner and operator of a nationwide surcharge-free ATM network. The consideration for such acquisition totaled $4.8 million, and was comprised of $2.6 million in cash, 167,800 shares of the Company’s common stock, and the assumption of approximately $0.4 million in additional liabilities. Such consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values as of the acquisition date. Such allocation resulted in goodwill of approximately $3.7 million, which was assigned to a separate reporting unit representing the acquired ATM National, Inc. operations. Such goodwill is not expected to be deductible for income tax purposes. The following table

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

As indicated in the above table, $3.0 million has been allocated to intangible assets subject to amortization, which represents the estimated value of the customer contracts/relationships in place as of the date of the acquisition. Such amount was determined by utilizing a discounted cash flow approach and is being amortized on a straight-line basis over an estimated useful life of eight years, consistent with the Company’s existing policy. The $0.2 million assigned to intangible assets not subject to amortization represents the estimated value associated with the acquired Allpoint surcharge-free network trade name. Such amount was determined based on the relief from royalty valuation approach.

(3)	Stock-based Compensation

As noted in Note 1(n), the Company adopted SFAS No. 123R effective January 1, 2006. Under SFAS No. 123R, the Company records the grant date fair value of share-based compensation arrangements, net of estimated forfeitures, as compensation expense on a straight-line basis over the underlying service periods of the related awards. Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value method of accounting for stock-based compensation awards in accordance with APB No. 25, which generally resulted in no compensation expense for employee stock options issued with an exercise price greater than or equal to the fair value of the Company’s common stock on the date of grant. Furthermore, the Company historically utilized the minimum value method of measuring equity share option values for pro forma disclosure purposes under SFAS No. 123. Accordingly, the Company adopted SFAS No. 123R on January 1, 2006, utilizing the prospective application method. Under the prospective application method, the fair value approach outlined under SFAS No. 123R is applied only to new awards granted subsequent to December 31, 2005, and to existing awards only in the event that such awards are modified, repurchased or cancelled subsequent to the SFAS No. 123R adoption date. Accordingly, the Company’s financial statements for all periods prior to January 1, 2006 do not reflect any adjustments resulting from the adoption of SFAS No. 123R. Additionally, the adoption of SFAS No. 123R did not result in the recording of a cumulative effect of a change in accounting principle.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the total stock-based compensation expense amounts included in the accompanying consolidated statements of operations:

	2007	2006	2005
	(In thousands)

Cost of ATM operating revenues	$87	$51	$172
Selling, general and administrative expenses	963	828	2,201

Total stock-based compensation expense	$1,050	$879	$2,373

Stock-Based Compensation Plan

The Company currently has two long-term incentive plans — the 2007 Stock Inventive Plan (the “2007 Plan”) and the 2001 Stock Incentive Plan (the “2001 Plan”). The purpose of each of these plans is to provide Directors and employees of the Company and its affiliates additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. Additionally, equity grants awarded under these plans generally vest ratably over four years based on continued employment and expire ten years from the date of grant.

2007 Plan.  In August 2007, the Company’s Board of Directors and the stockholders of the Company approved the 2007 Plan. The adoption, approval, and effectiveness of this plan was contingent upon the successful completion of the Company’s initial public offering, which occurred in December 2007. The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Code, options that do not constitute incentive stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards. The number of shares of common stock that may be issued under the 2007 Plan may not exceed 3,179,393 shares, subject to further adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the Company’s capital structure. As of December 31, 2007, no options had been granted under the 2007 Plan.

2001 Plan.  In June 2001, the Company’s Board of Directors adopted the 2001 Plan. Various plan amendments have been approved since that time, the most recent being in November 2007. As a result of the adoption of the 2007 Plan, at the direction of the Board of Directors, no further awards will be granted under the Company’s 2001 Stock Incentive Plan. As of December 31, 2007, options to purchase an aggregate of 6,915,082 shares of common stock (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which qualified as non-qualified stock options, and options to purchase 1,955,041 shares of common stock had been exercised.

The Company handles stock option exercises and other stock grants first through the issuance of treasury shares and then through the issuance of new common shares.

Stock Option Grants

The Company has historically used the Black-Scholes valuation model (and the minimum value provisions) to determine the fair value of stock options granted for pro forma reporting purposes under SFAS No. 123. The Company’s outstanding stock options generally vest annually over a four-year period from the date of grant and expire 10 years after the date of grant.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of the Company’s stock option transactions for the year ended December 31, 2007:

			Weighted Average	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
				(In thousands)

Options outstanding as of January 1, 2007	4,049,437	$6.64
Granted	1,140,609	$12.15
Exercised	(31,293)	$1.48
Forfeited	(198,712)	$10.55

Options outstanding as of December 31, 2007	4,960,041	$7.78	6.8	$14,636

Options exercisable as of December 31, 2007	2,654,986	$4.86	5.3	$14,242

Options exercised during the years ended December 31, 2007 and 2006 had a total intrinsic value of approximately $0.3 million and $0.4 million, respectively, which resulted in tax benefits to the Company of approximately $0.1 million and $0.2 million, respectively. However, because the Company is currently in a net operating loss position, such benefits have not been reflected in the accompanying consolidated financial statements, as required by SFAS No. 123R. The cash received by the Company as a result of option exercises was not material in either 2007 or 2006.

As indicated in the table above, the Company’s Board of Directors granted an additional 1,140,609 stock options to certain employees during the year ended December 31, 2007. Such options were granted with a weighted-average exercise price of $12.15 per share, which was equal to the estimated fair market values of the Company’s common equity as of the dates of grant, and vest ratably over a four-year service period with a 10-year contractual term.

Fair Value Assumptions

In accordance with SFAS No. 123R, the Company estimates the fair value of its options by utilizing the Black-Scholes option pricing model. Such model requires the input of certain subjective assumptions, including the expected life of the options, a risk-free interest rate, a dividend rate, and the future volatility of the Company’s common equity. Listed below are the assumptions utilized in the fair value calculations for options issued during 2007 and 2006:

	2007	2006

Weighted average estimated fair value per stock option granted	$4.02	$4.24
Valuation assumptions:
Expected option term (years)	6.25	6.25
Expected volatility	31.76% - 35.30%	34.50% - 35.90%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.68% - 4.94%	4.74% - 4.85%

The expected option term of 6.25 years was determined based on the simplified method outlined in SAB No. 107, as issued by the SEC. Such method is based on the vesting period and the contractual term for each grant and is calculated by taking the average of the expiration date and the vesting period for each vesting tranche. In the future, as information regarding post vesting termination becomes more available, the Company will change this method of deriving the expected term. Such a change could impact the fair value of options granted in the future. Due to the lack of historical data regarding exercise history, the Company will continue to utilize the simplified method outlined in SAB No. 107, as permitted by SAB No. 110. The

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated forfeiture rates utilized by the Company are based on the Company’s historical option forfeiture rates and represent the Company’s best estimate of future forfeiture rates. In future periods, the Company will monitor the level of actual forfeitures to determine if such estimate should be modified prospectively, as well as adjusting the compensation expense previously recorded.

For the majority of 2007, the Company’s common stock was not publicly-traded and, therefore, the expected volatility factors utilized were determined based on historical volatility rates obtained for certain companies with publicly-traded equity that operate in the same or related businesses as that of the Company. The volatility factors utilized represent the simple average of the historical daily volatility rates obtained for each company within this designated peer group over multiple periods of time, up to and including a period of time commensurate with the expected option term discussed above. The Company utilized this peer group approach, as the historical transactions involving the Company’s private equity have been limited and infrequent in nature. The Company believes that the historical peer group volatility rates utilized above are reasonable estimates of the Company’s expected future volatility. As the Company only recently completed its initial public offering and the Company has not granted any options since its initial public offering, there is not adequate historical information to utilize in determining the volatility of its common stock. As a result, the Company will continue to utilize the volatility factors based on its peer group until such time as adequate historical information is available on its own common stock.

The expected dividend yield was assumed to be zero as the Company has not historically paid, and does not anticipate paying, dividends with respect to its common equity. The risk-free interest rates reflect the rates in effect as of the grant dates for U.S. treasury securities with a term similar to that of the expected option term referenced above.

Non-vested Stock Options

The following table is a summary of the status of the Company’s non-vested stock options as of December 31, 2007, and changes during the year ended December 31, 2007:

	Number of	Weighted
	Shares Under	Average
	Outstanding	Grant Date
	Options	Fair Value

Non-vested options as of January 1, 2007	1,830,132	$2.27
Granted	1,140,609	$4.02
Vested	(665,686)	$1.76

Non-vested options as of December 31, 2007	2,305,055	$3.28

As of December 31, 2007, there was $4.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.9 years. The total fair value of options vested during the year ended December 31, 2007 was $1.2 million. Compensation expense recognized related to stock options totaled approximately $1.0 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively. Additionally, the Company recognized approximately $1.8 million of stock option-based compensation expense in 2005 related to the repurchase of shares underlying certain employee stock options in connection with the issuance of its Series B redeemable convertible preferred stock.

Restricted Stock

Pursuant to a restricted stock agreement dated January 20, 2003, the Company sold the President and Chief Executive Officer of the Company 635,879 shares of common stock in exchange for a promissory note

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the amount of $940,800 (“Exchange Proceeds”). Such shares vested ratably over a four-year basis on each anniversary of the original grant date. The underlying restricted stock agreement permitted the Company to repurchase a portion of such shares prior to January 20, 2007, in certain circumstances. The agreement also contained a provision allowing the shares to be “put” to the Company in an amount sufficient to retire the entire unpaid principal balance of the promissory note plus accrued interest. On February 4, 2004, the Company amended the restricted stock agreement to remove such “put” right. As a result of this amendment, the Company determined that it would need to recognize approximately $3.2 million in compensation expense based on the fair value of the shares at the date of the amendment. This expense was recognized on a graded-basis over the four-year vesting period associated with these restricted shares.

As of January 1, 2007, the number of non-vested shares for the aforementioned restricted stock grant totaled 158,970 shares, and the remaining unrecognized compensation cost to be recognized on a graded-basis was approximately $11,000. Compensation expense associated with this restricted stock grant totaled approximately $0.01 million, $0.2 million, and $0.5 million, for the years ended December 31, 2007, 2006, and 2005, respectively. No additional restricted shares were granted or forfeited during these periods. During the year ended December 31, 2007, the remaining unvested shares of the restricted stock grant vested.

Other Stock-Based Compensation

In addition to the compensation expense reflected above for the stock options granted during the year ended December 31, 2007, the accompanying condensed consolidated financial statements include compensation expense amounts relating to the aforementioned restricted stock grant as well as certain compensatory options that were granted in 2004. Because the Company utilized the prospective method of adoption for SFAS No. 123R, all unvested awards as of January 1, 2006, will continue to be accounted for pursuant to APB No. 25 and SFAS No. 123. Accordingly, the consolidated statements of operations for the years ended December 31, 2007, 2006, and 2005 include compensation expense associated with such compensatory option grants. The compensation expense amounts were not material in 2007, 2006, or 2005.

(4)	Earnings per Share

The Company reports its net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, the Company excludes potentially dilutive securities in its calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the years ended December 31, 2007, 2006, and 2005, the Company incurred net losses and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. Such anti-dilutive securities included outstanding stock options, restricted shares, and, for periods prior to their conversion, the Company’s Series B redeemable convertible preferred stock. A summary of the following potentially dilutive securities that have been excluded from the computation of diluted net loss per share is as follows:

	2007	2006	2005

Stock options	1,602,228	1,535,289	1,024,695
Restricted shares	8,339	94,070	157,396
Preferred stock	6,965,211	7,390,413	6,502,249

Total potentially dilutive securities	8,575,778	9,019,772	7,684,340

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Related Party Transactions

Subscriptions Receivable

The Company currently has loans outstanding with certain employees related to past exercises of employee stock options and purchases of the Company’s common stock, as applicable. Such loans, which were initiated in 2003, are reflected as subscriptions receivable in the accompanying consolidated balance sheet. The notes, which were due in December 2007, were extended for one additional year. The rate of interest on each of these loans remains at 5.0% per annum. In February 2005, approximately $0.4 million of the outstanding loans were repaid to the Company. In 2006, the Company repurchased 121,254 shares of the Company’s common stock held by certain of the Company’s executive officers for approximately $1.3 million in proceeds. Such proceeds were primarily utilized by the executive officers to repay the majority of the above-discussed subscriptions receivable, including all accrued and unpaid interest related thereto. Such loans were required to be repaid pursuant to SEC rules and regulations prohibiting registrants from having loans with executive officers. Finally, in 2007, approximately $0.1 million of these loans were repaid by employees. As a result of the repayments, the total amount outstanding under such loans, including accrued interest, was $0.2 million and $0.3 million as of December 31, 2007 and 2006.

Other Related Parties

General.  During 2007, the Company paid two of its Directors, Messrs. Barone and Diaz, $1,000 per Board meeting attended. Other Directors were not compensated during 2007 for Board services due to their employment and/or stockholder relationships with the Company. Additionally, all of the Company’s Directors are reimbursed for their reasonable expenses in attending Board and committee meetings.

The CapStreet Group.  Fred R. Lummis, the Chairman of the Company’s Board of Directors, is a senior advisor to The CapStreet Group, LLC, the ultimate general partner of CapStreet II and CapStreet Parallel II, which collectively own 23.4% of the Company’s outstanding common stock as of December 31, 2007.

Additionally, prior to December 2005, The CapStreet Group owned a minority interest in Susser Holdings, LLC, a company for whom the Company provided ATM management services during the normal course of business. Amounts earned from Susser Holdings accounted for approximately 1.5% of the Company’s total revenues for the year ended December 31, 2005.

TA Associates.  Michael Wilson and Roger Kafker, both of whom were on the Company’s Board of Directors during 2007, are managing directors of TA Associates, Inc., affiliates of which are Cardtronics’ stockholders and own 31.8% of the Company’s outstanding common stock as of December 31, 2007. On December 13, 2007, Mr. Kafker resigned from our Board of Directors in connection with the closing of our initial public offering. Mr. Kafker’s resignation was not caused by any disagreements with us relating to our operations, policies or procedures.

Jorge Diaz, a member of the Company’s Board of Directors, is the President and Chief Executive Officer of Personix, a division of Fiserv. In 2007 and 2006, both Personix (though indirectly) and Fiserv provided third party services during the normal course of business to Cardtronics. During the years ended December 31, 2007 and 2006, amounts paid to Personix and Fiserv represented less than 3.1% and 0.2%, respectively, of the Company’s total cost of revenues and selling, general, and administrative expenses. The increase in 2007 was the result of the 7-Eleven ATM Transaction, as the Company assumed a master ATM management agreement in conjunction with the acquisition under which Fiserv provides a number of ATM-related services for the acquired 7-Eleven ATMs, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment.

Bansi, S.A. Institución de Banca Multiple (“Bansi”), an entity that owns a minority interest in the Company’s subsidiary Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the normal course of business, including serving as the vault cash provider, bank sponsor, and landlord for Cardtronics Mexico as well as providing other miscellaneous services. Amounts paid to Bansi represented less than 0.4% and 0.1% of the Company’s total cost of revenues and selling, general, and administrative expenses for the years ended December 31, 2007 and 2006, respectively.

Preferred Stock Conversion.  In connection with its initial public offering in December 2007, the Company’s Series B redeemable convertible preferred stock shares were converted into shares of its common stock. Based on the $10.00 initial public offering price and the terms of the Company’s shareholders agreement, the 894,568 shares held by certain funds controlled by TA Associates, Inc. (the “TA Funds”) converted into 12,259,286 shares of common stock (on a split-adjusted basis). The remaining 35,221 shares of Series B redeemable convertible preferred stock not held by the TA Funds converted into 279,955 shares of our common stock (on a split-adjusted basis). As a result of this conversion, no shares of preferred stock were outstanding subsequent to the initial public offering. For additional information on the conversion of the Series B shares controlled by the TA Funds, see Note 14.

Restricted Stock Grant.  In January 2003, the Company sold the President and Chief Executive Officer of the Company 635,879 shares of common stock in exchange for a promissory note in the amount of $940,800. The agreement permitted the Company to repurchase a portion of such shares prior to January 20, 2007 in certain circumstances. The agreement also contained a provision allowing the shares to be “put” to the Company in an amount sufficient to retire the entire unpaid principal balance of the promissory note plus accrued interest. In February 2004, the Company amended the restricted stock agreement to remove such “put” right. The Company recognized approximately $0.01 million, $0.2 million, and $0.5 million in compensation expense in the accompanying consolidated statements of operations for the years ended December 31, 2007, 2006, and 2005, respectively, associated with such restricted stock grant.

(6)	Prepaid Expenses, Deferred Costs, and Other Current Assets

The following table sets forth a summary of prepaid expenses, deferred costs, and other current assets as of December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Prepaid expenses	$9,915	$6,519
Available-for-sale securities, at market value	—	4,184
Current portion of interest rate swaps	—	4,079
Deferred costs and other current assets	1,712	396

Total	$11,627	$15,178

The overall decrease in prepaid expenses, deferred costs, and other current assets from December 31, 2006 to December 31, 2007 was primarily attributable to the January 2007 sale of the available-for-sale securities held as of December 31, 2006 and the change in the market value of the Company’s interest rate swaps. The available-for-sale securities held as of December 31, 2006 consisted of approximately 310,000 shares of Winn-Dixie’s post-bankruptcy equity securities awarded to Cardtronics by the bankruptcy court in 2006 as a part of Winn-Dixie’s plan of reorganization. The securities had an initial cost basis of approximately $3.4 million, and the related $0.8 million of unrealized gains associated with these securities was recorded in other comprehensive income, net of taxes, as of December 31, 2006. The Company subsequently sold these securities in January 2007 for total gross proceeds of approximately $3.9 million. Additionally, as a result of the decreases in domestic interest rates during the latter part of 2007, the fair value of the Company’s interest rate swaps declined from an asset position as of December 31, 2006 to a liability position as of December 31, 2007.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partially offsetting these declines were higher prepaid merchant commissions and corporate income taxes associated with the Company’s U.K. operations during 2007.

(7)	Property and Equipment, net

The following table sets forth a summary of property and equipment as of December 31, 2007 and 2006:

	2007	2006
	(In thousands)

ATM and Vcom equipment and related costs	$199,146	$114,803
Office furniture, fixtures, and other	18,490	9,299

Total	217,636	124,102
Less accumulated depreciation	(53,724)	(37,434)

Net property and equipment	$163,912	$86,668

The increase in property and equipment during 2007 was primarily the result of the 7-Eleven ATM Transaction, as well as the deployment of additional ATMs by the Company’s international operations. ATMs held as deployments in process, as discussed in Note 1(h), totaled $11.7 million and $3.1 million as of December 31, 2007 and 2006, respectively.

(8)	Intangible Assets

Intangible Assets with Indefinite Lives

The following table depicts the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2007 and 2006, as well as the changes in the net carrying amounts for the year ended December 31, 2007 by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)

Balance as of December 31, 2006	$86,702	$82,172	$689	$200	$3,923	$173,686
Acquisitions	62,185	—	—	—	—	62,185
Purchase price adjustments	1,558	—	—	—	—	1,558
Foreign currency translation adjustments	—	1,878	1	—	92	1,971

Balance at December 31, 2007	$150,445	$84,050	$690	$200	$4,015	$239,400

The increase in goodwill for during the year-ended December 31, 2007 was primarily the result of the 7-Eleven ATM Transaction in July 2007 (see Note 2). Additionally, certain adjustments related to deferred taxes were made to the E*TRADE Access purchase price allocation during 2007. Such adjustments had the effect of increasing the previously reported goodwill amount for the E*TRADE Access acquisition by $1.6 million.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets with Definite Lives

The following is a summary of the Company’s intangible assets that are subject to amortization as of December 31, 2007 as well as the weighted average remaining amortization period:

	Weighted
	Average
	Remaining	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount
	(In thousands)

Customer and branding contracts/relationships	8.1	$162,995	$(49,574)	$113,421
Deferred financing costs	5.4	13,867	(4,260)	9,607
Exclusive license arrangements	5.6	5,369	(1,763)	3,606
Non-compete agreements	2.1	100	(48)	52

Total	7.8	$182,331	$(55,645)	$126,686

The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from three to twelve years for customer and branding contracts/relationships and four to eight years for exclusive license agreements. The Company has also assumed an estimated life of four years for its non-compete agreements. Deferred financing costs are amortized through interest expense over the contractual term of the underlying borrowings utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.

Amortization of customer and branding contracts/relationships, exclusive license agreements, and non-compete agreements, including impairment charges, totaled $18.9 million, $12.0 million, and $9.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in amortization during 2007 was primarily due to $5.7 million of additional amortization expense recorded to impair certain contract-based intangible assets. Of this amount, approximately $5.1 million relates to the Company’s merchant contract with Target that was acquired in 2004. The Company had been in discussions with Target regarding additional services that could be offered under the existing contract to increase the number of transactions conducted on, and cash flows generated by, the underlying ATMs. However, the Company was unable to make any progress in this regard during 2007, and, based on discussions that had been held with Target, concluded that the likelihood of being able to provide such additional services has decreased considerably. Furthermore, average monthly transaction volumes associated with this particular contract continued to decrease in 2007 when compared to the same period last year. Accordingly, the Company concluded that the above impairment charge was warranted during the third quarter of 2007. The impairment charge recorded served to write-off the remaining unamortized intangible asset associated with this merchant contract. Management is currently working with Target to restructure the terms of the existing contract in an effort to improve the underlying cash flows associated with such contract and to offer the additional services noted above, which the Company believes could significantly increase the future cash flows earned under this contract. Also, contributing to the increase in amortization expense in 2007 was the amortization of the contract intangible assets recorded in conjunction with the Company’s acquisition of the 7-Eleven Financial Services Business. See Note 2 for additional details on the 7-Eleven ATM Transaction.

Included in the 2006 year-to-date figure was approximately $2.8 million in additional amortization expense related to the impairment of the intangible asset associated with the acquired BASC ATM portfolio in the Company’s U.S. reporting segment. Such impairment relates to a reduction in anticipated future cash flows resulting from a higher than anticipated attrition rate associated with this acquired portfolio. Additionally, the

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded a $1.2 million impairment charge in 2005 related to certain other previously acquired merchant contract/relationship intangible assets.

Amortization of deferred financing costs and bond discount totaled $1.6 million, $1.4 million, and $1.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. During the year ended 2006, the Company wrote-off approximately $0.5 million in deferred financing costs in connection with certain modifications made to the Company’s existing revolving credit facilities. Additionally, during the year ended December 31, 2005, the Company also wrote-off approximately $5.0 million in deferred financing costs as a result of an amendment to its existing bank credit facility and the repayment of its existing term loans.

Estimated amortization expense for the Company’s intangible assets with definite lives for each of the next five years, and thereafter is as follows:

			Exclusive
	Customer Contracts	Deferred	License	Non-compete
	and Relationships	Financing Costs	Agreements	Agreements	Total
	(In thousands)

2008	$16,585	$1,517	$736	$25	$18,863
2009	16,150	1,630	731	25	18,536
2010	14,616	1,754	634	2	17,006
2011	12,944	1,893	521	—	15,358
2012	11,987	1,754	453	—	14,194
Thereafter	41,139	1,059	531	—	42,729

Total	$113,421	$9,607	$3,606	$52	$126,686

(9)	Prepaid Expenses and Other Non-current Assets

The following table is a summary of prepaid expenses and other non-current assets as of December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Interest rate swaps, non-current	$—	$2,994
Prepaid expenses	784	627
Deferred costs	2,218	1,364
Other	1,183	356

Total	$4,185	$5,341

The overall decrease in prepaid expenses and other non-current assets from December 31, 2006 to December 31, 2007 was primarily attributable to the change in the market value of the Company’s interest rate swaps. As a result of the decreases in interest rates during the latter part of 2007, the fair value of the Company’s interest rate swaps declined from an asset position as of December 31, 2006 to a liability position as of December 31, 2007. See Note 17.

(10)	Accrued Liabilities

The Company’s accrued liabilities include accrued merchant fees and other monies owned to merchants, interest payments, maintenance costs, and cash management fees. As of December 31, 2007, other accrued expenses include marketing costs, costs associated with the Company’s initial public offering, professional

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services, and other miscellaneous charges. The following table is a summary of the Company’s accrued liabilities as of December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Accrued merchant fees	$11,486	$7,915
Accrued interest	11,257	7,954
Accrued maintenance	6,970	2,090
Accrued purchases	6,098	343
Accrued armored	5,879	3,242
Accrued cash management fees	5,574	2,740
Accrued merchant settlement	4,254	27
Accrued compensation	3,832	3,499
Accrued processing costs	1,477	803
Accrued ATM telecommunication fess	1,424	650
Other accrued expenses	12,273	5,078

Total	$70,524	$34,341

The increased accrued liabilities balance as of December 31, 2007 was primarily the result of the incremental expenses now being incurred related to the acquired 7-Eleven Financial Services Business. Of the $36.2 million increase in the accrual from December 31, 2006, $16.3 million was directly related to the acquired 7-Eleven Financial Services Business. Additionally, as of December 31, 2007, the Company had $5.7 million in accrued liabilities (with an offset in restricted cash) associated with funds collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers, the majority of which resulted from the timing of the settlement of funds between the Company’s third party vendors, the Company, and its merchant customers in conjunction with the Company’s in-house processing operations. Also contributing to the increase was the additional accrued interest associated with the Company’s Series B Notes issued in July 2007.

(11)	Asset Retirement Obligations

Asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. The Company is legally required to perform this deinstallation and restoration work. In accordance with SFAS No. 143, for each group of ATMs, the Company recognizes the fair value of a liability for an asset retirement obligation and capitalizes that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over the estimated useful lives of the underlying ATMs, and the related liabilities are being accreted to their full value over the same period of time.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of the changes in the Company’s asset retirement obligation liability for the years ended December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Asset retirement obligation as of beginning of period	$9,989	$8,339
Additional obligations	9,805	2,291
Accretion expense	1,122	272
Payments	(1,551)	(1,079)
Change in estimates	(1,974)	—
Foreign currency translation adjustments	57	166

Asset retirement obligation as of end of period	$17,448	$9,989

The additional obligations amount reflected above for the year ended December 31, 2007 reflects new ATM deployments in all of the Company’s markets during this period as well as the obligations assumed in connection with the 7-Eleven ATM Transaction. The change in estimate for the year ended December 31, 2007 represents a change in the anticipated amount the Company will incur to deinstall and refurbish certain merchant locations, based on actual costs incurred on recent ATM deinstallations.

(12)	Other Long-term Liabilities and Minority Interest in Subsidiary

The following table is summary of the components of the Company’s other long-term liabilities as of December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Interest rate swaps	$9,155	$—
Deferred revenue	3,380	481
Obligations associated with acquired unfavorable contracts	7,626	—
Minority interest in subsidiary	—	112
Other long-term liabilities	3,231	3,471

Total	$23,392	$4,064

The increase in total other long-term liabilities is primarily due to the $11.7 million in other long-term liabilities recorded to value certain unfavorable equipment leases and an operating contract assumed as part of the 7-Eleven ATM Transaction. These liabilities are being amortized over the remaining terms of the underlying contracts and serve to reduce the corresponding ATM operating expense amounts to fair value. During 2007, the Company recognized approximately $3.7 million of expense reductions associated with the amortization of these liabilities. Also contributing to the increase was the Company’s interest rate swaps, the fair value of which declined from an asset position as of December 31, 2006 to a liability position as of December 31, 2007 as a result of the decreases in domestic interest rates during the latter part of 2007.

The minority interest in subsidiary amount as of December 31, 2006 represents the equity interests of the minority shareholders of Cardtronics Mexico. As of December 31, 2007, the cumulative losses generated by Cardtronics Mexico and allocable to such minority interest shareholders exceeded the underlying equity amounts of such minority interest shareholders. Accordingly, all future losses generated by Cardtronics Mexico will be allocated 100% to Cardtronics until such time that Cardtronics Mexico generates a cumulative amount of earnings sufficient to cover all excess losses allocable to the Company, or until such time that the minority interest shareholders contribute additional equity to Cardtronics Mexico in an amount sufficient to cover such losses. As of December 31, 2007, the cumulative amount of excess losses allocated to Cardtronics totaled

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $0.2 million. Such amount is net of contributions of $0.3 million made by the minority interest shareholders in August and December of 2007.

(13)	Long-term Debt

The following is a summary of the Company’s long-term debt and notes payable as of December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Revolving credit loan facility, including swing-line credit facility as of December 31, 2006 (weighted-average combined rate of 8.3% and 8.7% at December 31, 2007 and 2006, respectively)	$4,000	$53,100
Senior subordinated notes due August 2013, net of unamortized discount of $3.9 million and $1.2 million as of December 31, 2007 and 2006, respectively	296,088	198,783
Other	8,527	1,012

Total	308,615	252,895
Less current portion	882	194

Total excluding current portion	$307,733	$252,701

Credit Facility

The Company’s revolving credit facility provides for $175.0 million in borrowings, subject to certain restrictions. Borrowings under the facility currently bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, which was 2.75% as of December 31, 2007. Additionally, the Company pays a commitment fee of 0.3% per annum on the unused portion of the revolving credit facility. Substantially all of the Company’s assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s domestic subsidiaries has guaranteed the Company’s obligations under such facility.

The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt that the Company can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, including dividends, and (iv) limitations on the amount of capital expenditures that the Company can incur on a rolling 12-month basis. There are currently no restrictions on the ability of the Company’s wholly-owned subsidiaries to declare and pay dividends directly to the Company. As of December 31, 2007, the Company was in compliance with all applicable covenants and ratios under the facility.

As of December 31, 2007, $4.0 million of borrowings were outstanding under the revolving credit facility. Additionally, the Company had posted $7.5 million in letters of credit under the facility in favor of the lessors under the ATM equipment leases that the Company assumed in connection with the 7-Eleven ATM Transaction. These letters of credit, which the lessors may draw upon in the event the Company fails to make payments under the leases, further reduce the Company’s borrowing capacity under the facility. As of December 31, 2007, the Company’s available borrowing capacity under the amended facility, as determined under the earnings before interest, taxes, depreciation and accretion, and amortization (“EBITDA”) and interest expense covenants contained in the agreement, totaled approximately $163.5 million.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Subordinated Notes

Series A Notes.  In October 2006, the Company completed the registration of $200.0 million in senior subordinated notes, which were originally issued in August 2005 pursuant to Rule 144A of the Securities Act of 1933, as amended. The Series A Notes, which are subordinate to borrowings made under the revolving credit facility, mature in August 2013 and carry a 9.25% coupon with an effective yield of 9.375%. Interest under the notes is paid semiannually in arrears on February 15th and August 15th of each year. The notes, which are guaranteed by the Company’s domestic subsidiaries, contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness and make certain types of restricted payments, including dividends. Under the terms of the indenture, at any time prior to August 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Series A Notes at a redemption price of 109.250% of the principal amount thereof, plus any accrued and unpaid interest, subject to certain conditions outlined in the indenture. Additionally, at any time prior to August 15, 2009, the Company may redeem all or part of the Series A Notes at a redemption price equal to the sum of 100% of the principal amount plus an “Applicable Premium”, as defined in the indenture, plus any accrued and unpaid interest. On or after August 15, 2009, the Company may redeem all or a part of the Series A Notes at the redemption prices set forth by the indenture plus any accrued and unpaid interest.

Series B Notes.  On July 20, 2007, the Company sold $100.0 million of 9.25% senior subordinated notes due 2013 — Series B pursuant to Rule 144A of the Securities Act of 1933. Net proceeds from the offering, which totaled $95.3 million, were used to fund a portion of the 7-Eleven ATM Transaction and to pay fees and expenses related to the acquisition. The form and terms of the Series B Notes are substantially the same as the form and terms of the Series A Notes, except that (i) the Series A Notes have been registered with the SEC while the Series B Notes remain subject to transfer restrictions until the Company completes an exchange offer, and (ii) the Series B Notes were issued with Original Issue Discount and have an effective yield of 9.54%. Pursuant to the terms of the registration rights agreement entered into in conjunction with the offering, the Company was required to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of our debt securities registered under the Securities Act with terms identical to those of the Series B Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) and use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes. On February 14, 2008, the Company filed its initial registration statement on Form S-4 with the SEC. However, if the Company fails to satisfy its registration obligations, it will be required, under certain circumstances, to pay additional interest to the holders of the Series B Notes.

As of December 31, 2007, the Company was in compliance with all applicable covenants required under the Series A and Series B Notes.

Other Facilities

Bank Machine overdraft facility.  In addition to Cardtronics, Inc.’s revolving credit facility, Bank Machine has a £2.0 million unsecured overdraft facility that expires in July 2008. Such facility, which bears interest at 1.75% over the bank’s base rate (5.5% as of December 31, 2007), is utilized for general corporate purposes for the Company’s United Kingdom operations. As of December 31, 2007, the full amount of this facility had been utilized to help fund certain working capital commitments and to post a £275,000 bond. Amounts outstanding under the overdraft facility, other than those amounts utilized for posting bonds, are reflected in accounts payable in our consolidated balance sheet, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts.

Cardtronics Mexico equipment financing agreements.  During 2006 and 2007, Cardtronics Mexico entered into six separate five-year equipment financing agreements with a single lender. Such agreements,

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which are denominated in pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of December 31, 2007, approximately $91.2 million pesos ($8.4 million U.S.) were outstanding under the agreements in place at the time, with future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the loan agreement, we have issued a guaranty for 51.0% of the obligations under this agreement (consistent with our ownership percentage in Cardtronics Mexico.) As of December 31, 2007, the total amount of the guaranty was $46.5 million pesos ($4.3 million U.S.).

Debt Maturities

Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2007, were as follows (in thousands) for the years indicated:

2008	$882
2009	1,735
2010	2,147
2011	2,372
2012	5,391
2013	300,000

Total	$312,527

Reflected in the 2013 amount in the above table is the full face value of the Company’s senior subordinated notes — Series A and Series B, which have been reflected net of unamortized discounts of approximately $3.9 million in the accompanying consolidated balance sheet as of December 31, 2007.

(14)	Redeemable Convertible Preferred Stock

During 2005, the Company issued 929,789 shares of its Series B redeemable convertible preferred stock, of which 894,568 shares were issued to the TA Funds for $75.0 million in proceeds and the remaining 35,221 shares were issued as partial consideration for the Bank Machine acquisition. The Series B shareholders had certain preferences to the Company’s common shareholders, including board representation rights and the right to receive their original issue price prior to any distributions being made to the common shareholders as part of a liquidation, dissolution or winding up of the Company. In addition, the Series B shares were convertible into the same number of shares of the Company’s common stock, as adjusted for future stock splits and the issuance of dilutive securities. The Series B shares had no stated dividends and were redeemable at the option of a majority of the Series B holders at any time on or after the earlier of (i) December 2013 and (ii) the date that is 123 days after the first day that none of the Company’s 9.25% senior subordinated notes remain outstanding, but in no event earlier than February 2010.

On June 1, 2007, the Company entered into a letter agreement with the TA Funds pursuant to which the TA Funds agreed to (i) approve the 7-Eleven ATM Transaction and (ii) not transfer or otherwise dispose of any of their shares of Series B redeemable convertible preferred stock during the period beginning on the date thereof and ending on the earlier of the date the 7-Eleven ATM Transaction closed (i.e., July 20, 2007) or September 1, 2007. Pursuant to the terms of the letter agreement, the Company amended the terms of its Series B redeemable convertible preferred stock in order to increase, under certain circumstances, the number of shares of common stock into which the TA Funds’ Series B redeemable convertible preferred stock would be convertible in the event the Company completes an initial public offering. In December 2007, the Company completed its initial public offering, and based on the $10.00 per share offering price and the terms of the letter agreement, the 894,568 shares held by the TA Funds converted into 12,259,286 shares of common stock (on a split-adjusted basis). Based on the $10.00 initial public offering price, the value of the incremental shares

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received by the TA Funds in connection with this induced conversion totaled $36.0 million. Such amount is reflected as an increase in the Company’s net loss available to common stockholders for the year ended December 31, 2007. This induced conversion charge would typically be reflected as an increase in additional paid-in capital and a reduction of retained earnings. However, as the Company is in an accumulated deficit position, this reduction is recorded against additional paid-in capital instead, resulting in offsetting charges within additional paid-in capital.

The following table shows changes in the net carrying value of the Company’s Series B redeemable convertible preferred stock for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(In thousands)

Balance as of January 1	$76,594	$76,329	$—
Issuances, net of issuance costs of $1,858	—	—	76,095
Accretion of issuance costs	251	265	234
Conversion into common stock	(76,845)	—	—

Balance as of December 31	$—	$76,594	$76,329

(15)	Employee Benefits

The Company offers a 401(k) plan to its employees but has not historically made matching contributions. In 2007, the Company began matching 25% of employee contributions up to 6.0% of the employee’s salary (for a maximum matching contribution of 1.5% of the employee’s salary by the Company). Employees are immediately vested in their contributions while the Company’s matching contributions will vest at a rate of 20% per year.

(16)	Commitments and Contingencies

Legal and Other Regulatory Matters

National Federation of the Blind (“NFB”).  In connection with the Company’s acquisition of the ATM business of E*TRADE Access, the Company assumed E*TRADE Access’ interests and liability for a lawsuit instituted in the United States District Court for the District of Massachusetts (the “Court”) by the NFB, the NFB’s Massachusetts chapter, and several individual blind persons (collectively, the “Private Plaintiffs”) as well as the Commonwealth of Massachusetts with respect to claims relating to the alleged inaccessibility of ATMs for those persons who are visually impaired. After the acquisition of the E*TRADE Access ATM portfolio, the Private Plaintiffs named Cardtronics as a co-defendant with E*TRADE Access and E*TRADE Access’ parent — E*TRADE Bank, and the scope of the lawsuit has expanded to include both E*TRADE Access’ ATMs as well as the Company’s pre-existing ATM portfolio.

In June 2007, the parties completed and executed a settlement agreement, which was approved by the Court on December 4, 2007. The principal objective of the settlement is for 90% of all transactions (as defined in the settlement agreement) conducted on Cardtronics’ Company-owned and merchant-owned ATMs, by July 1, 2010, to be conducted at ATMs that are voice-guided. In an effort to accomplish such objective, the Company is subject to numerous interim reporting requirements and a one-time obligation to market voice-guided ATMs to a subset of the Company’s merchants that do not currently have voice-guided ATMs. Finally, the settlement requires the Company to pay $900,000 in attorneys’ fees to the NFB and to make a $100,000 contribution to the Massachusetts’ local consumer aid fund. These amounts had been fully reserved for, and the Company does not believe that the settlement requirements outlined above will have a material impact on its financial condition or results of operations.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Matters.  In 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the New York State Supreme Court alleging that Cardtronics had breached its ATM operating agreement with the Customer by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. As the term of the Company’s operating agreement with the Customer extends to December 2014, the Customer’s claims could exceed $12.0 million. In response to a motion for summary judgment filed by the Customer and a cross-motion filed by the Company, the New York State Supreme Court ruled in September 2007 that the Company’s interpretation of the ATM operating agreement was the appropriate interpretation and expressly rejected the Customer’s proposed interpretations. The Customer has appealed this ruling. Notwithstanding that appeal, we believe that the ultimate resolution of this dispute will not have a material adverse impact on our financial condition or results of operations.

In March 2006, the Company filed a complaint in the United States District Court in Portland, Oregon, against CGI, Inc. (“Distributor”), a distributor for the E*TRADE Access’ ATM business acquired by the Company. The complaint alleged that the Distributor breached its agreement by directly competing with the Company on certain merchant accounts. The Distributor denied such violations, alleging that an oral modification of its distributor agreement with E*TRADE Access permitted such activities, and initiated a counter-claim for alleged under-payments by the Company, who expressly denied the Distributor’s allegations. On July 31, 2007, the parties executed a settlement agreement wherein neither party admitted any wrongdoing, all differences were resolved, and both parties released each other from all claims made in the lawsuit. In connection with this settlement, the distributor agreement was reinstated in a modified form to, among other things, clarify the Distributor’s non-compete obligations. Additionally, the settlement provided for a nominal payment to the Distributor relating to payments claimed under the distributor agreement. Subsequent to the execution of the settlement agreement, both parties have operated under the revised distributorship agreement without any material issues or disputes.

The Company is also subject to various legal proceedings and claims arising in the ordinary course of its business. Additionally, the 7-Eleven Financial Services Business that the Company acquired is subject to various legal claims and proceedings in the ordinary course of its business. The Company does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on our financial condition or results of operations.

Capital and Operating Lease Obligations

Capital Lease Obligations.  As a result of the 7-Eleven ATM Transaction, the Company assumed responsibility for certain capital lease contracts that will expire at various times during the next three years. Upon the fulfillment of certain payment obligations related to the capital leases, ownership of the ATMs transfers to the Company. As of December 30, 2007, approximately $2.1 million of capital lease obligations were included within the Company’s consolidated balance sheet.

Future minimum lease payments under the Company’s capital leases as of December 31, 2007 were as follows for each of the five years indicated and in the aggregate thereafter (amounts in thousands):

2008	$1,147
2009	747
2010	235

Total minimum lease payments	$2,129

Operating Lease Obligations.  In addition to the capital leases assumed in conjunction the 7-Eleven ATM Transaction, the Company also assumed certain operating leases in connection with the acquisition. In

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conjunction with its purchase price allocation related to the 7-Eleven ATM Transaction, the Company recorded approximately $8.7 million of other liabilities (current and long-term) to value certain unfavorable equipment operating leases assumed as part of the acquisition. These liabilities are being amortized over the remaining terms of the underlying leases, the majority of which expire in late 2009, and serve to reduce ATM operating lease expense amounts to the fair value of these services as of the date of the acquisition. During the period from the acquisition date (July 20, 2007) to December 31, 2007, the Company recognized approximately $1.7 million in lease expense reductions associated with the amortization of these liabilities. Upon the expiration of the operating leases, the Company will be required to renew such lease contracts, enter into new lease contracts, or purchase new or used ATMs to replace the leased equipment. Additionally, in conjunction with the acquisition, the Company posted $7.5 million in letters of credit related to these operating and capital leases upon which the lessors can draw in the event the Company fails to make schedules payments under the leases. These letters of credit, which are reduced periodically as payments are made under the leases, will be released upon the expiration of the leases.

In addition to the ATM operating leases assumed in connection with the 7-Eleven ATM Transaction, the Company was a party to several operating leases as of December 31, 2007, primarily for office space and the rental of space at certain merchant locations. Such leases expire at various times during the next eight years.

Total rental expense under these Company’s operating leases was approximately $5.8 million, $7.2 million, and $8.6 million for the year ended December 31, 2007, 2006, and 2005, respectively. The $5.8 million in 2007 includes the rental expense associated with the ATM operating leases assumed in the 7-Eleven ATM Transaction, is presented net of $1.7 million of amortization expense related to the liabilities recorded to value the unfavorable operating leases. For additional details related to these liabilities, see Note 2.

Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2007 were as follows for each of the five years indicated and in the aggregate thereafter (amounts in thousands). Although the Company will receive the benefit of the amortization of the liabilities associated with the ATM operating leases assumed in the 7-Eleven ATM Transaction, such benefit has been excluded for the purposes of this disclosure.

2008	$10,203
2009	7,691
2010	2,757
2011	2,197
2012	2,038
Thereafter	4,262

Total minimum lease payments	$29,148

Other Commitments

Asset retirement obligations.  The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. The Company is legally required to perform this deinstallation and restoration work. The Company had $17.4 million accrued for such liabilities as of December 31, 2007. For additional information on the Company’s asset retirement obligations, see Note 11.

Registration payment arrangements.  In conjunction with the issuance of its Series B Notes, the Company entered into a registration rights agreement under which it is required to take certain steps to exchange the Series B Notes for notes registered with the SEC within 360 days following the original issuance date (July 19, 2007). In the event it is unable to meet the deadlines set forth in agreement, the Company will be subject to higher interest rates on the Series B Notes in subsequent periods until the exchange offer is

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completed. FSP EITF No. 00-19-2, Accounting for Registration Payment Arrangements, requires that contingent obligations under registration payment arrangements be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company completed the first step of the registration process in February 2008 with the filing of a registration statement on Form S-4 with the SEC and currently believes the exchange offer will be complete within the allotted time. As a result, the Company believes it is not probable that incremental interest payments will be made as a result of the provisions of the registration rights agreement. As a result, the Company has not recognized a liability as of December 31, 2007 related to the registration rights agreement. In the event is becomes probable that the Company will be unable to affect the exchange offer in a timely manner, the Company will reevaluate the need to record a liability at that time.

Purchase commitments.  The Company had no material purchase commitments as of December 31, 2007.

(17)	Derivative Financial Instruments

As a result of its variable-rate debt and ATM cash management activities, the Company is exposed to changes in interest rates (LIBOR and the federal funds effective rate in the United States, LIBOR in the United Kingdom, and the Mexican Interbank Rate in Mexico). It is the Company’s policy to limit the variability of a portion of its expected future interest payments as a result of changes in the underlying rates by utilizing certain types of derivative financial instruments.

To meet the above objective, the Company has entered into several LIBOR-based and federal funds effective rate-based interest rate swaps to fix the interest rate paid on $550.0 million of the Company’s current and anticipated outstanding ATM cash balances in the United States. The effect of such swaps was to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)

$550,000	4.61%	January 1, 2008 — December 31, 2008
$450,000	4.68%	January 1, 2009 — December 31, 2009
$350,000	4.76%	January 1, 2010 — December 31, 2010

As of December 31, 2007, the Company had a liability of $13.6 million recorded in its balance sheet related to the above interest rate swaps, which represented the fair value of such agreements based on third-party quotes for similar instruments with the same terms and conditions, as such instruments are required to be carried at fair value. These swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of such swaps have been reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. As a result of our overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amount related to these interest rate swaps as of December 31, 2007, as management does not believe that it will be able to realize the benefits associated with its deferred tax positions. During the year ending December 31, 2008, the Company expects approximately $4.5 million of the losses included in accumulated other comprehensive income (loss) to be reclassified into cost of ATM operating revenues as a yield adjustment to the hedged forecasted interest payments on the Company’s expected ATM vault cash balances. As of December 31, 2006, the net accumulated unrealized gain on such swaps totaled approximately $4.4 million, which was net of taxes of $2.7 million.

Net amounts paid or received under such swaps are recorded as adjustments to the Company’s “Cost of ATM operating revenues” in the accompanying consolidated statements of operations. During the years ended December 31, 2007, 2006, and 2005, gains or losses incurred as a result of ineffectiveness associated with the Company’s interest rate swaps were immaterial.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company has not entered into any derivative financial instruments to hedge its variable interest rate exposure in the United Kingdom or Mexico.

As a result of the recent decline in interest rates, the Company entered into additional interest rate swaps in March 2008 to limit its exposure to changing rates on additional amounts of its anticipated outstanding domestic vault cash balances. The recently-executed swaps will serve to fix the interest-based rental rate paid on the following notional amounts at the following weighted average rates for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)

$100,000	2.58%	January 1, 2009 — December 31, 2009
$200,000	2.97%	January 1, 2010 — December 31, 2010
$400,000	3.72%	January 1, 2011 — December 31, 2011
$200,000	3.96%	January 1, 2012 — December 31, 2012

As is the case with the Company’s existing interest rate swaps, the interest rate swaps executed in March 2008 have been designated as cash flow hedges pursuant to SFAS No. 133.

(18)	Income Taxes

Income tax expense (benefit) based on the Company’s loss before income taxes consists of the following for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(In thousands)

Current:
U.S. federal	$—	$—	$—
State and local	111	28	—
Foreign	—	30	—

Total current	$111	$58	$—

Deferred:
U.S. federal	$4,963	$(584)	$(1,831)
State and local	(153)	251	332
Foreign	(285)	787	229

Total deferred	4,525	454	(1,270)

Total	$4,636	$512	$(1,270)

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) differs from amounts computed by applying the statutory rate to loss before taxes as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(In thousands)

Income tax (benefit) expense at the statutory rate of 34.0%	$(7,637)	$(6)	$(1,254)
State tax, net of federal benefit	(376)	195	131
Change in United Kingdom statutory tax rate	(208)	—	—
Non-deductible expenses	21	52	22
Potential non-deductible interest of foreign subsidiary	—	205	—
Impact of foreign rate differential	81	(55)	(31)
Change in effective state tax rate	—	—	(72)
Other	21	16	(66)

Subtotal	(8,098)	407	(1,270)
Change in valuation allowance	12,734	105	—

Total tax expense (benefit)	$4,636	$512	$(1,270)

The net current and non-current deferred tax assets and liabilities (by tax jurisdiction) as of December 31, 2007 and 2006 were as follows:

	United States		United Kingdom		Mexico		Consolidated
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands)

Current deferred tax asset	$2,268	$440	$216	$149	$88	$47	$2,572	$636
Valuation allowance	(1,927)	—	—	—	(88)	(47)	(2,015)	(47)
Current deferred tax liability	(341)	(316)	—	—	—	—	(341)	(316)

Net current deferred tax asset	—	124	216	149	—	—	216	273

Non-current deferred tax asset	22,610	11,740	137	248	463	187	23,210	12,175
Valuation allowance	(15,442)	—	—	—	(401)	(101)	(15,843)	(101)
Non-current deferred tax liability	(15,534)	(16,120)	(3,251)	(3,493)	(62)	(86)	(18,847)	(19,699)

Net non-current deferred tax liability	(8,366)	(4,380)	(3,114)	(3,245)	—	—	(11,480)	(7,625)

Net deferred tax liability	$(8,366)	$(4,256)	$(2,898)	$(3,096)	$—	$—	$(11,264)	$(7,352)

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, were as follows:

	2007	2006
	(In thousands)

Current deferred tax assets:
Reserve for receivables	$233	$98
Accrued liabilities and reserves	1,857	438
Other	482	100

Subtotal	2,572	636
Valuation allowance	(2,015)	(47)

Current deferred tax assets	557	589

Non-current deferred tax assets:
Net operating loss carryforward	16,656	8,827
Unrealized loss on derivative instruments	4,974	—
Share-based compensation	507	353
Asset retirement obligations	850	367
Deferred revenue and reserves	167	1,679
Other	56	949

Subtotal	23,210	12,175
Valuation allowance	(15,843)	(101)

Non-current deferred tax assets	7,367	12,074

Current deferred tax liabilities:
Unrealized gain on marketable securities	—	(293)
Other	(341)	(23)

Current deferred tax liabilities	(341)	(316)

Non-current deferred tax liabilities:
Tangible and intangible assets	(13,374)	(13,506)
Deployment costs	(5,449)	(3,569)
Unrealized gain on derivative instruments	—	(2,624)
Other	(24)	—

Non-current deferred tax liabilities	(18,847)	(19,699)

Net deferred tax liability	$(11,264)	$(7,352)

As noted in the table above, during the year ended December 31, 2007, the Company increased its valuation allowance by approximately $17.7 million. Such increase was largely due to the Company’s decision to establish a valuation allowance in 2007 for the net deferred tax asset balance associated with its domestic operations, as the Company determined that it is more likely than not that such benefit will not be realized. Furthermore, the Company determined that all future domestic tax benefits will not be recognized until it is more likely than not that such benefits will be utilized. As of December 31, 2007, the Company’s domestic valuation allowance totaled approximately $17.4 million. The Company also continues to maintain a valuation allowance on the net deferred tax asset balance associated with its Mexico operations. As of December 31, 2007, such valuation allowance totaled approximately $0.5 million.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred taxes associated with the Company’s unrealized gains on marketable securities and unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive income (loss) balance in the accompanying consolidated balance sheet, net of any applicable valuation allowances. Accordingly, approximately $5.0 million of the $17.7 million change in the Company’s valuation allowance during the year ended December 31, 2007, has not been reflected within the Company’s current year tax provision line item within the accompanying consolidated statements of operations.

As of December 31, 2007, the Company had approximately $46.0 million in United States federal net operating loss carryforwards that will begin expiring in 2021, and $12.4 million in state net operating loss carryforwards that will begin expiring in 2008. The United States federal net operating loss amount excludes approximately $0.2 million in potential future tax benefits associated with employee stock option exercises that occurred in 2006 and 2007. Because the Company is currently in a net operating loss position, such benefits have not been reflected in the Company’s consolidated financial statements, as required by SFAS No. 123R. As noted above, the Company has established a valuation allowance for its net deferred tax asset balance in the United States as of December 31, 2007, which includes the deferred tax effects of the above net operating loss carryforwards.

As of December 31, 2007, the Company had approximately $1.6 million in net operating loss carryforwards in Mexico that will begin expiring in 2009. However, as noted above, the deferred tax benefit associated with such carryforwards has been fully reserved for through a valuation allowance. If realized, approximately $43,000 of such valuation allowance will be applied to reduce the goodwill balance recorded in connection with the Company’s acquisition of a majority stake in CCS Mexico.

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

(19)	Concentration Risk

Significant Supplier.  The Company purchased equipment from one supplier that accounted for 58.2% and 74.4% of the Company’s total ATM purchases for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, accounts payable to this supplier represented approximately 18.8% and 6.6%, respectively, of the Company’s consolidated accounts payable balances.

Significant Customers.  For the years ended December 31, 2007 and 2006, we derived 45.4% and 46.0%, respectively, of our total pro forma revenues from ATMs placed at the locations of our five largest merchants. For the year ended December 31, 2007, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Target, and ExxonMobil. 7-Eleven, which represents the single largest merchant customer in our portfolio, comprised 33.0% and 35.8% of our total pro forma revenues for the year ended December 31, 2007 and 2006, respectively. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven and these other four merchants.

(20)	Segment Information

Prior to the 7-Eleven ATM Transaction, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments. As a result of the 7-Eleven ATM Transaction, the Company determined that the advanced-functionality Vcom Services provided through the acquired Vcom units are distinctly different than its other three segments and has identified the Vcom operations as an additional separate segment (“Advanced Functionality”). Accordingly, as of December 31, 2007, the Company’s operations consisted of its

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States, United Kingdom, Mexico, and Advanced Functionality segments. The Company’s United States reporting segment now includes the traditional ATM operations of the acquired 7-Eleven Financial Services Business, including the traditional ATM activities conducted on the Vcom units. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately, as they require different marketing and business strategies.

Management uses earnings before interest expense, income taxes, depreciation expense, accretion expense, and amortization expense (“EBITDA”) to assess the operating results and effectiveness of its business segments. Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with GAAP. Below is a reconciliation of EBITDA to net loss for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(In thousands)

EBITDA	$54,439	$55,631	$40,669
Depreciation and accretion expense	26,859	18,595	12,951
Amortization expense	18,870	11,983	8,980
Interest expense, net, including amortization and write-off of financing costs and bond discounts	31,164	25,072	22,426
Income tax expense (benefit)	4,636	512	(1,270)

Net loss	$(27,090)	$(531)	$(2,418)

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect certain financial information for each of the Company’s reporting segments for the years ended December 31, 2007, 2006, and 2005 and as of December 31, 2007 and 2006. All intercompany transactions between the Company’s reporting segments have been eliminated.

	As of or For The Year Ended December 31, 2007
		United		Advanced
	United States	Kingdom	Mexico	Functionality	Eliminations	Total
			(In thousands)

Revenue from external customers	$308,827	$63,389	$4,831	$1,251	$—	$378,298
Intersegment revenue	82	—	—	—	(82)	—
Cost of revenues	238,368	44,925	3,985	6,065	(50)	293,293
Selling, general, and administrative expenses	23,391	4,525	1,268	157	16	29,357
EBITDA	46,177	13,471	(454)	(4,971)	216	54,439
Depreciation and accretion expense	19,005	7,456	421	—	(23)	26,859
Amortization expense	17,000	1,821	49	—	—	18,870
Interest expense, net	26,421	4,443	300	—	—	31,164
Capital expenditures, excluding acquisitions	$31,659	$33,982	$5,446	$226	$—	$71,313
Additions to equipment to be leased to customers	—	—	548	—	—	548

	As of or For The Year Ended December 31, 2006(1)
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(In thousands)

Revenue from external customers	$250,425	$42,157	$1,023	$—	$293,605
Intersegment revenue	340	—	—	(340)	—
Cost of revenues	193,673	27,157	717	(254)	221,293
Selling, general, and administrative expenses	17,823	3,206	641	(3)	21,667
EBITDA	45,083	10,932	(298)	(86)	55,631
Depreciation and accretion expense	14,155	4,401	39	—	18,595
Amortization expense	10,664	1,274	45	—	11,983
Interest expense, net	21,767	3,300	5	—	25,072
Capital expenditures, excluding acquisitions	$19,384	$14,912	$1,795	$—	$36,901
Additions to equipment to be leased to customers	—	—	197	—	197

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of or For The Year Ended December 31, 2005(1)
		United
	United States	Kingdom	Eliminations	Total
	(In thousands)

Revenue from external customers	$247,143	$21,822	$—	$268,965
Intersegment revenue	358	—	(358)	—
Cost of revenues	195,476	14,208	(236)	209,448
Selling, general, and administrative expenses	15,543	2,326	(4)	17,865
EBITDA	35,652	5,136	(119)	40,669
Depreciation and accretion expense	10,865	2,086	—	12,951
Amortization expense	8,346	634	—	8,980
Interest expense, net	20,777	1,649	—	22,426
Capital expenditures, excluding acquisitions	$23,344	$8,582	$—	$31,926

(1)	No information is shown in 2005 and 2006 for the Company’s Advanced Functionality operations, as they were not acquired until 2007. Additionally, no information is shown in 2005 for the Company’s Mexico operations, as they were not acquired until 2006.

Identifiable Assets:

	December 31, 2007	December 31, 2006
	(In thousands)

United States	$409,120	$238,127
United Kingdom	163,464	126,070
Mexico	12,337	3,559
Advanced Functionality	6,364	—

Total	$591,285	$367,756

During the years ended December 31, 2006, and 2005, no single merchant customer represented 10.0% or more of the Company’s consolidated revenues. However, as a result of the 7-Eleven ATM Transaction, the Company’s revenues from its merchant contract with 7-Eleven comprised 17.5% (33.0% on a pro forma basis) of its consolidated revenues for the year ended December 31, 2007. Additionally, the Company expects that revenues from its contract with 7-Eleven will continue to represent in excess of 30% of its consolidated revenues in future years.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Supplemental Guarantor Financial Information

The Company’s Series A and Series B Notes are guaranteed on a full and unconditional basis by the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the years ended December 31, 2007, 2006, and 2005, and the condensed consolidating balance sheets as of December 31, 2007 and 2006, of (i) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (ii) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (iii) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):

Consolidating Statements of Operations

	Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$310,160	$68,220	$(82)	$378,298
Operating costs and expenses	1,253	302,733	64,450	(57)	368,379

Operating income (loss)	(1,253)	7,427	3,770	(25)	9,919
Interest expense, net	8,269	18,152	4,743	—	31,164
Equity in (earnings) losses of subsidiaries	13,206	—	—	(13,206)	—
Other expense, net	(112)	1,085	500	(264)	1,209

(Loss) income before income taxes	(22,616)	(11,810)	(1,473)	13,445	(22,454)
Income tax expense (benefit)	4,713	207	(284)	—	4,636

Net (loss) income	(27,329)	(12,017)	(1,189)	13,445	(27,090)
Preferred stock conversion and accretion expense	36,272	—	—	—	36,272

Net (loss) income available to common stockholders	$(63,601)	$(12,017)	$(1,189)	$13,445	$(63,362)

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$250,765	$43,180	$(340)	$293,605
Operating costs and expenses	865	235,450	37,480	(257)	273,538

Operating income (loss)	(865)	15,315	5,700	(83)	20,067
Interest expense, net	8,491	13,276	3,305	—	25,072
Equity in (earnings) losses of subsidiaries	(8,151)	—	—	8,151	—
Other (income) expense, net	(175)	(5,639)	826	2	(4,986)

(Loss) income before income taxes	(1,030)	7,678	1,569	(8,236)	(19)
Income tax expense (benefit)	(584)	278	818	—	512

Net (loss) income	(446)	7,400	751	(8,236)	(531)
Preferred stock accretion expense	265	—	—	—	265

Net (loss) income available to common stockholders	$(711)	$7,400	$751	$(8,236)	$(796)

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Revenues	$—	$247,501	$21,822	$(358)	$268,965
Operating costs and expenses	2,547	227,682	19,254	(239)	249,244

Operating income (loss)	(2,547)	19,819	2,568	(119)	19,721
Interest expense, net	8,062	12,715	1,649	—	22,426
Equity in (earnings) losses of subsidiaries	(6,399)	—	—	6,399	—
Other expense, net	—	830	153	—	983

(Loss) income before income taxes	(4,210)	6,274	766	(6,518)	(3,688)
Income tax expense (benefit)	(1,911)	412	229	—	(1,270)

Net (loss) income	(2,299)	5,862	537	(6,518)	(2,418)
Preferred stock dividends and accretion expense	1,395	—	—	—	1,395

Net (loss) income available to common stockholders	$(3,694)	$5,862	$537	$(6,518)	$(3,813)

Consolidating Balance Sheets

	As of December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Assets:
Cash and cash equivalents	$76	$11,576	$1,787	$—	$13,439
Receivables, net	(292)	20,894	2,713	(67)	23,248
Other current assets	1,031	8,781	10,876	(590)	20,098

Total current assets	815	41,251	15,376	(657)	56,785
Property and equipment, net	—	99,764	64,360	(212)	163,912
Intangible assets, net	8,768	106,808	15,325	—	130,901
Goodwill	—	150,445	84,740	—	235,185
Investments and advances to subsidiaries	50,249	—	—	(50,249)	—
Intercompany receivable	(863)	6,395	(5,532)	—	—
Prepaid expenses and other assets	368,424	2,970	1,532	(368,424)	4,502

Total assets	$427,393	$407,633	$175,801	$(419,542)	$591,285

Liabilities and Stockholders’ Equity (Deficit):
Current portion of long-term debt and notes payable	$—	$—	$882	$—	$882
Current portion of capital lease obligations	—	1,147	—	—	1,147
Current portion of other long-term liabilities	—	16,032	169	—	16,201
Accounts payable and accrued liabilities	12,808	66,726	26,027	(652)	104,909

Total current liabilities	12,808	83,905	27,078	(652)	123,139
Long-term debt, less current portion	300,088	265,725	110,343	(368,423)	307,733
Capital lease obligations, less current portion	—	982	—	—	982
Deferred tax liability	7,386	980	3,114	—	11,480
Asset retirement obligations	—	12,332	5,116	—	17,448
Other non-current liabilities and minority interest	—	22,868	524	—	23,392

Total liabilities	320,282	386,792	146,175	(369,075)	484,174
Stockholders’ equity (deficit)	107,111	20,841	29,626	(50,467)	107,111

Total liabilities and stockholders’ equity (deficit)	$427,393	$407,633	$175,801	$(419,542)	$591,285

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Assets:
Cash and cash equivalents	$97	$1,818	$803	$—	$2,718
Receivables, net	3,463	13,068	1,966	(3,606)	14,891
Other current assets	544	14,069	6,204	(39)	20,778

Total current assets	4,104	28,955	8,973	(3,645)	38,387
Property and equipment, net	—	59,512	27,326	(170)	86,668
Intangible assets, net	6,982	45,757	15,024	—	67,763
Goodwill	—	86,702	82,861	—	169,563
Investments and advances to subsidiaries	81,076	—	—	(81,076)	—
Intercompany receivable	(122)	5,046	(4,924)	—	—
Prepaid expenses and other assets	211,175	5,006	369	(211,175)	5,375

Total assets	$303,215	$230,978	$129,629	$(296,066)	$367,756

Liabilities and Stockholders’ Equity (Deficit):
Current portion of long-term debt and notes payable	$—	$—	$194	$—	$194
Current portion of other long-term liabilities	—	2,458	43	—	2,501
Accounts payable and accrued liabilities	8,458	32,202	14,218	(3,622)	51,256

Total current liabilities	8,458	34,660	14,455	(3,622)	53,951
Long-term debt, less current portion	251,883	132,351	79,641	(211,174)	252,701
Deferred tax liability	3,340	1,040	3,245	—	7,625
Asset retirement obligations	—	7,673	2,316	—	9,989
Other non-current liabilities and minority interest	108	3,806	150	—	4,064

Total liabilities	263,789	179,530	99,807	(214,796)	328,330
Preferred stock	76,594	—	—	—	76,594
Stockholders’ equity (deficit)	(37,168)	51,448	29,822	(81,270)	(37,168)

Total liabilities and stockholders’ equity (deficit)	$303,215	$230,978	$129,629	$(296,066)	$367,756

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statements of Cash Flows

	Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Net cash provided by (used in) operating activities	$(4,509)	$39,986	$19,985	$—	$55,462

Additional to property and equipment, net of proceeds from sale of property and equipment	—	(30,748)	(37,569)	—	(68,317)
Payments for exclusive license agreements and site acquisition costs	—	(1,133)	(1,860)	—	(2,993)
Additions to equipment to be leased to customers, net of principal payments received under direct financing leases	—	—	(514)	—	(514)
Acquisitions, net of cash acquired	—	(135,009)	—	—	(135,009)
Proceeds from sale of Winn-Dixie equity securities	—	3,950	—	—	3,950

Net cash (used in) provided by investing activities	—	(162,940)	(39,943)	—	(202,883)

Proceeds from issuance of long-term debt	185,934	166,635	19,957	(184,782)	187,744
Repayments of long-term debt and capital leases	(140,100)	(33,733)	(192)	33,260	(140,765)
Issuance of long-term notes receivable	(184,782)	—	—	184,782	—
Payments received on long-term notes receivable	33,260	—	—	(33,260)	—
Proceeds from borrowing under bank overdraft facility, net	—	—	642	—	642
Issuance of capital stock	111,552	(736)	547	—	111,363
Minority interest shareholder capital contribution	—	547	—	—	547
Other financing activities	(1,376)	—	—	—	(1,376)

Net cash (used in) provided by financing activities	4,488	132,713	20,954	—	158,155

Effect of exchange rate changes	—	—	(13)	—	(13)

Net (decrease) increase in cash and cash equivalents	(21)	9,759	983	—	10,721
Cash and cash equivalents at beginning of period	97	1,818	803	—	2,718

Cash and cash equivalents at end of period	$76	$11,577	$1,786	$—	$13,439

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Net cash provided by (used in) operating activities	$(12,716)	$27,485	$10,677	$—	$25,446

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(17,534)	(14,873)	—	(32,407)
Payments for exclusive license agreements and site acquisition costs	—	(2,486)	(871)	—	(3,357)
Additions to equipment to be leased to customers, net of principal payments received under direct financing leases	—	—	(197)	—	(197)
Acquisitions, net of cash acquired	(1,039)	27	—	1,000	(12)

Net cash (used in) provided by investing activities	(1,039)	(19,993)	(15,941)	1,000	(35,973)

Proceeds from issuance of long-term debt	44,800	18,200	861	(18,200)	45,661
Repayments of long-term debt	(37,500)	(25,400)	(3)	25,400	(37,503)
Issuance of long-term notes receivable	(18,200)	—	—	18,200	—
Payments received on long-term notes receivable	25,400	—	—	(25,400)	—
Proceeds from borrowing under bank overdraft facility, net	—	—	3,818	—	3,818
Issuance of capital stock	—	—	1,000	(1,000)	—
Purchase of treasury stock	(50)	—	—	—	(50)
Other financing activities	(716)	(18)	—	—	(734)

Net cash (used in) provided by financing activities	13,734	(7,218)	5,676	(1,000)	11,192

Effect of exchange rate changes	—	—	354	—	354

Net (decrease) increase in cash and cash equivalents	(21)	274	766	—	1,019
Cash and cash equivalents at beginning of period	118	1,544	37	—	1,699

Cash and cash equivalents at end of period	$97	$1,818	$803	$—	$2,718

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)

Cash flows provided by (used in) operating activities	$(4,607)	$32,563	$5,271	$—	$33,227

Capital expenditures, net	—	(22,300)	(4,883)	—	(27,183)
Payments for exclusive license agreements and site acquisition costs	—	(988)	(3,677)	—	(4,665)
Acquisitions, net of cash acquired	(25,369)	(17,108)	(88,669)	23,034	(108,112)

Cash flows (used in) provided by investing activities	(25,369)	(40,396)	(97,229)	23,034	(139,960)

Proceeds from issuance of long-term debt	451,056	173,037	66,235	(212,319)	478,009
Repayments of long-term debt	(206,600)	(162,141)	—	6,600	(362,141)
Issuance of long-term notes receivable	(215,083)	—	—	215,083	—
Payments received on long-term notes receivable	6,600	—	—	(6,600)	—
Issuance of preferred stock	73,142	—	—	155	73,297
Redemption of preferred stock	(24,795)	—	—	—	(24,795)
Purchase of treasury stock	(46,453)	—	—	—	(46,453)
Issuance of capital stock	88	—	25,954	(25,953)	89
Other financing activities	(7,861)	(2,931)	—	—	(10,792)

Cash flows (used in) provided by financing activities	30,094	7,965	92,189	(23,034)	107,214

Effect of exchange rate changes	—	—	(194)	—	(194)

Increase in cash and cash equivalents	118	132	37	—	287
Cash and cash equivalents at beginning of period	—	1,412	—	—	1,412

Cash and cash equivalents at end of period	$118	$1,544	$37	$—	$1,699

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below for the years ended December 31, 2007 and 2006.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share amounts)

2007
Total revenues	$74,518	$77,239	$110,587	$115,954	$378,298
Gross profit(1)	16,985	17,607	24,866	25,547	85,005
Net loss(2)	(3,387)	(5,615)	(10,683)	(7,405)	(27,090)
Net loss available to common stockholders(2)	(3,454)	(5,681)	(10,750)	(43,477)	(63,362)
Basic and diluted net loss per common share(2)	$(0.25)	$(0.41)	$(0.77)	$(2.22)	$(4.11)

2006
Total revenues	$69,141	$73,254	$76,365	$74,845	$293,605
Gross profit(3)	16,043	18,370	18,980	18,919	72,312
Net income (loss)(4)	(3,124)	769	(327)	2,151	(531)
Net income (loss) available to common stockholders(4)	(3,190)	703	(394)	2,085	(796)
Net income (loss) per common share(4):
Basic	$(0.23)	$0.05	$(0.03)	$0.15	$(0.06)

Diluted	$(0.23)	$0.03	$(0.03)	$0.09	$(0.06)

(1)	Excludes $8.5 million, $7.1 million, $15.7 million and $11.8 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(2)	Includes pre-tax impairment changes of $0.1 million, $5.2 million, and $0.4 million for the quarters ended March 31, September 30, and December 31, respectively.

(3)	Excludes $8.9 million, $6.6 million, $7.1 million and $6.6 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(4)	Includes pre-tax impairment charge of $2.8 million related to certain contract-based intangible assets for the quarter ended March 31. Includes $4.8 million in other income in the quarter ended December 31 primarily related to settlement proceeds received from Winn-Dixie, one of the Company’s merchant customers, as a part of that company’s emergence from bankruptcy.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining effective disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 as a result of material weaknesses identified in our (1) overall control environment over financial reporting, (2) expenditures and accounts payable and (3) end-user developed applications, each of which is discussed in more detail below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, as a result of material weaknesses identified in our (1) control environment over financial reporting, (2) expenditures and accounts payable and (3) end — user developed applications, each of which is discussed in more detail below.

•	Control Environment over Financial Reporting. We did not maintain an effective control environment based on the criteria established in the COSO framework, particularly in light of our recent rapid growth and increased operating complexities. Specifically, the following deficiencies were identified as of December 31, 2007: (1) we did not have formally documented policies and procedures in place until the latter part of 2007, (2) we did not have a formal risk assessment and management program focusing on internal control processes and procedures and (3) we did not sufficiently train our employees on the importance of performing established controls and in particular, effectively evidencing and documenting the performance of such controls. These factors, combined with our manually intensive financial reporting processes, created an operating environment in which certain established internal controls over financial reporting were not properly followed or sufficiently evidenced. Furthermore, our management believes that the material weakness in our control environment over financial reporting was a contributing factor in the other material weaknesses described below.

•	Expenditures and Accounts Payable. We were unable to demonstrate that the established controls surrounding the prevention or detection of unauthorized payments to vendors were functioning as intended as of December 31, 2007. In particular, due to a combination of employee turnover and a lack of adequate training, our accounts payable personnel were not consistently performing or documenting their performance of certain established controls requiring the review of invoices for appropriate approval, in accordance with our existing expenditure authorization policy. Additionally, certain additional review procedures, including detailed reviews of disbursements and the related supporting documentation, were not properly evidenced.

In addition to the factors described above, we were unable to demonstrate that an effective segregation of duties existed within our general ledger system and certain third-party treasury management systems, as it relates to the ability of certain employees to initiate, record and/or approve invoices for payment. Specifically, despite considerable efforts on our part, we were unable to obtain information from our general ledger software system in sufficient detail to effectively evaluate the rights and privileges granted in such software system to each employee. Although we purchased a software tool during 2007 to assist management in its evaluation efforts in this regard, we were unable to successfully implement the tool in time for management to make an informed assessment as of December 31, 2007. Furthermore, we identified potential conflicts in the initiation and approval rights granted to certain of our employees in selected third-party treasury management systems as of December 31, 2007.

•	End-User Developed Applications. In the course of preparing our consolidated financial statements, we rely on numerous internally developed spreadsheets (“End-User Developed Applications”). We utilize these End-User Developed Applications in calculating certain financial estimates, allocating costs and posting journal entries, among other things. As of December 31, 2007, we identified a material weakness resulting from the ineffective operation of the information technology general controls, such as the physical access, logical security and processes related to program changes and data integrity (“IT General Controls”), related to the End-User Developed Applications.

In light of these material weaknesses, we performed additional analyses and other procedures that were designed to provide our management with reasonable assurance regarding the reliability of (1) our financial reporting and (2) the preparation of the consolidated financial statements contained in this Form 10-K in accordance with accounting principles generally accepted in the United States of America. Based on these additional procedures, our management has determined that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s Annual Report on Internal Control over Financial Reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-K.

Remediation Efforts and Plans for Material Weaknesses in Internal Control over Financial Reporting

Our management, with oversight from our Audit Committee, has dedicated significant resources to implement enhancements to our internal control over financial reporting in an effort to remediate the material weaknesses identified as of December 31, 2007. These efforts are primarily focused on (1) expanding our organizational capabilities to improve our monitoring, communication, and training processes; (2) formalizing our risk assessment and management processes to ensure the proper allocation of internal and external resources to focus on internal control processes and procedures; and (3) implementing financial reporting process and system improvements to strengthen and automate selected internal control activities. Through the first quarter of 2008, our management has hired two full-time senior internal audit professionals, including an

Executive Vice President of Audit and Risk Management, as part of these efforts. The Executive Vice President of Audit and Risk Management, who reports administratively to our Chief Executive Officer and directly to the Chairman of the Audit Committee, is responsible for implementing programs, policies and procedures to improve the effectiveness of our overall control environment.

The material weaknesses identified as of December 31, 2007 will not be considered remediated until (1) the new resources described above are fully engaged and new processes are fully implemented, (2) the new processes are implemented for a sufficient period of time, and (3) we are confident that the new processes are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the remediation efforts described above.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officer, principal financial and accounting officer, and other accounting and finance executives. A copy of the Code of Ethics is available on our website at http://www.cardtronics.com, and you may also request a copy of the Code of Ethics at no cost, by writing or telephoning us at the following address: Cardtronics, Inc., Attention: Chief Financial Officer, 3110 Hayes Road, Suite 300, Houston, Texas 77082, (281) 596-9988. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, and persons performing similar functions on our website at http://www.cardtronics.com promptly following the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

2.	Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

3.	Index to Exhibits

(a) Exhibits.  The following exhibits are filed herewith pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit
Number	Description

1.1	Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).
2.1	Share Sale and Purchase Agreement between Bank Machine (Holdings) Limited and Cardtronics Limited, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 2.1 of the Amendment No. 1 to Registration Statement on Form S-4/A, filed by Cardtronics, Inc. on July 10, 2006, Registration No. 333-131199).
2.2	Purchase and Sale Agreement Between E*TRADE Access, Inc., E*TRADE Bank, Cardtronics, LP and Cardtronics, Inc., dated effective as of June 2, 2004 (incorporated herein by reference to Exhibit 2.2 of the Amendment No. 1 to Registration Statement on Form S-4/A, filed by Cardtronics, Inc. on July 10, 2006, Registration No. 333-131199).
2.3	Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, LP and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 26, 2007 Registration No. 333-113470).
3.1	Third Amended and Restated Certificate of Incorporation of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).
3.2	Second Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).
4.1	Indenture dated as of July 20, 2007 among Cardtronics, Inc., the Subsidiary Guarantors party thereto, and Wells Fargo Bank, N.A. as Trustee (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 14, 2007).
4.2	Form of Senior Subordinated Note (incorporated by reference to Exhibit A to Exhibit 4.1 hereto).
4.3	Registration Rights Agreement dated as of July 20, 2007 among Cardtronics, Inc., the Guarantors named therein, Banc of America Securities LLC and BNP Paribas Securities Corp. (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 14, 2007).
4.4	Supplemental Indenture dated as of June 22, 2007 among Cardtronics Holdings, LLC and Wells Fargo Bank, N.A. as Trustee (incorporated herein by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 14, 2007).
4.5	Indenture dated as of August 12, 2005 by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, NA as Trustee (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).
4.6	Form of Senior Subordinated Note (incorporated by reference to Exhibit A to Exhibit 4.5 hereto).
4.7	Supplemental Indenture dated as of December 22, 2005 among ATM National, LLC and Wells Fargo Bank, N.A. as Trustee (incorporated herein by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 14, 2007).
10.1	ATM Cash Services Agreement between Bank of America and Cardtronics, LP, dated effective as of August 2, 2004 (incorporated herein by reference to Exhibit 10.1 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).
10.2	Amendment No. 1 to ATM Cash Services Agreement, dated August 2, 2004 (incorporated herein by reference to Exhibit 10.25 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).
10.3	Amendment No. 2 to ATM Cash Services Agreement, dated February 9, 2006 (incorporated herein by reference to Exhibit 10.26 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).
10.4	Third Amended and Restated First Lien Credit Agreement, dated as of May 17, 2005, by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., BNP Paribas, and the other Lenders parties thereto (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

Exhibit
Number	Description

10.5	Amendment No. 1 to Credit Agreement, dated as of July 6, 2005 (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).
10.6	Amendment No. 2 to Credit Agreement, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).
10.7	Amendment No. 3 to Credit Agreement, dated as of November 17, 2005 (incorporated herein by reference to Exhibit 10.5 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).
10.8	Amendment No. 4 to Credit Agreement, dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed on April 2, 2007).
10.9	Amendment No. 5 to Credit Agreement, dated as of September 29, 2006 (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on September 7, 2007, Registration No. 145929).
10.10	Amendment No. 6 to Credit Agreement, dated as of May 3, 2007 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 9, 2007).
10.11	Amendment No. 7 to Credit Agreement, dated as of July 18, 2007 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 14, 2007).
10.12	Amendment No. 8 to Credit Agreement, dated as of March 19, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 25, 2008).
10.13	Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of January 30, 2003 (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†
10.14	First Amendment to Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of February 4, 2004 (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†
10.15	Second Amendment to Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.16	Restricted Stock Agreement, dated as of February 4, 2004 between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.9 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.17	First Amendment to Restricted Stock Agreement, dated as of March 1, 2004, between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.10 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.18	Second Amendment to Restricted Stock Agreement, dated as of February 10, 2005, between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.19	Employment Agreement between Cardtronics, LP and Michael H. Clinard, dated effective as of June 4, 2001 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004) (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†
10.20	First Amendment to Employment Agreement between Cardtronics, LP and Michael H. Clinard, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.13 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.21	Employment Agreement between Cardtronics, LP and Thomas E. Upton, dated effective as of June 1, 2001 (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†
10.22	First Amendment to Employment Agreement between Cardtronics, LP and Thomas E. Upton, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

Exhibit
Number	Description

10.23	Employment Agreement between Cardtronics, LP and J. Chris Brewster, dated effective as of March 31, 2004 (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1/A filed by Cardtronics, Inc. on May 14, 2004).†
10.24	First Amendment to Employment Agreement between Cardtronics, LP and J. Chris Brewster, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.25	Employment Agreement between Cardtronics, LP, Cardtronics, Inc. and Drew Soinski, dated effective as of July 12, 2005 (incorporated herein by reference to Exhibit 10.18 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.26	Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of July 20, 2007.†
10.27	Amended and Restated Service Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.28	Bonus Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.29	2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.30	Amendment No. 1 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of January 30, 2004 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.31	Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.32	Amendment No. 3 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of May 9, 2006 (incorporated herein by reference to Exhibit 10.38 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on December 10, 2007, Registration No. 333-145929).†
10.33	Amendment No. 4 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of August 22, 2007 (incorporated herein by reference to Exhibit 10.39 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on December 10, 2007, Registration No. 333-145929).†
10.34	Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on December 10, 2007, Registration No. 333-145929).†
10.35	Form of Director Indemnification Agreement entered into by and between Cardtronics, Inc. and each of its directors, dated as of February 10, 2005 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.36	Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 8, 2007).
10.37	Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 8, 2007).
10.38	Cardtronics, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on November 8, 2007).
10.39	First Amended and Restated Investors Agreement, dated as of February 10, 2005, by and among Cardtronics, Inc. and certain securityholders thereof. (incorporated herein by reference to Exhibit 10.35 of the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 11, 2007, Registration No. 333-145929).

Exhibit
Number		Description

10.40		First Amendment to First Amended and Restated Investors Agreement, dated as of May 17, 2005, by and among Cardtronics, Inc. and certain securityholders thereof (incorporated herein by reference to Exhibit 10.36 of the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 11, 2007, Registration No. 333-145929).
10.41		Second Amendment to First Amended and Restated Investors Agreement, dated as of November 26, 2007, by and among Cardtronics, Inc. and certain securityholders thereof. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).
10.42		2007 Bonus Plan of Cardtronics, Inc., effective as of January 1, 2007.†
12	.1*	Computation of Ratio of Earnings to Fixed Charges
14	.1*	Cardtronics, Inc. Code of Business Conduct and Ethics Approved by the Board of Directors on November 26, 2007.
14	.2*	Cardtronics, Inc. Financial Code of Ethics (adopted as of November 26, 2007).
21.1		Subsidiaries of Cardtronics, Inc. (Incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on February 14, 2008, Registration No. 333-149236).
23	.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31	.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 28, 2008.

CARDTRONICS, INC.

/s/  Jack Antonini
Jack Antonini

President, Chief Executive Officer, and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2008.

Signature	Title

/s/ Jack Antonini Jack Antonini	Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ J. Chris Brewster J. Chris Brewster	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Fred R. Lummis Fred R. Lummis	Director and Chairman of the Board of Directors

/s/ Tim Arnoult Tim Arnoult	Director

/s/ Robert P. Barone Robert P. Barone	Director

/s/ Jorge M. Diaz Jorge M. Diaz	Director

/s/ Dennis F. Lynch Dennis F. Lynch	Director

/s/ Michael A.R. Wilson Michael A.R. Wilson	Director

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).
2.1	Share Sale and Purchase Agreement between Bank Machine (Holdings) Limited and Cardtronics Limited, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 2.1 of the Amendment No. 1 to Registration Statement on Form S-4/A, filed by Cardtronics, Inc. on July 10, 2006, Registration No. 333-131199).
2.2	Purchase and Sale Agreement Between E*TRADE Access, Inc., E*TRADE Bank, Cardtronics, LP and Cardtronics, Inc., dated effective as of June 2, 2004 (incorporated herein by reference to Exhibit 2.2 of the Amendment No. 1 to Registration Statement on Form S-4/A, filed by Cardtronics, Inc. on July 10, 2006, Registration No. 333-131199).
2.3	Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, LP and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 26, 2007 Registration No. 333-113470).
3.1	Third Amended and Restated Certificate of Incorporation of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).
3.2	Second Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).
4.1	Indenture dated as of July 20, 2007 among Cardtronics, Inc., the Subsidiary Guarantors party thereto, and Wells Fargo Bank, N.A. as Trustee (incorporated herein by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 14, 2007).
4.2	Form of Senior Subordinated Note (incorporated by reference to Exhibit A to Exhibit 4.1 hereto).
4.3	Registration Rights Agreement dated as of July 20, 2007 among Cardtronics, Inc., the Guarantors named therein, Banc of America Securities LLC and BNP Paribas Securities Corp. (incorporated herein by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 14, 2007).
4.4	Supplemental Indenture dated as of June 22, 2007 among Cardtronics Holdings, LLC and Wells Fargo Bank, N.A. as Trustee (incorporated herein by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 14, 2007).
4.5	Indenture dated as of August 12, 2005 by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, NA as Trustee (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).
4.6	Form of Senior Subordinated Note (incorporated by reference to Exhibit A to Exhibit 4.5 hereto).
4.7	Supplemental Indenture dated as of December 22, 2005 among ATM National, LLC and Wells Fargo Bank, N.A. as Trustee (incorporated herein by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 14, 2007).
10.1	ATM Cash Services Agreement between Bank of America and Cardtronics, LP, dated effective as of August 2, 2004 (incorporated herein by reference to Exhibit 10.1 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).
10.2	Amendment No. 1 to ATM Cash Services Agreement, dated August 2, 2004 (incorporated herein by reference to Exhibit 10.25 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).
10.3	Amendment No. 2 to ATM Cash Services Agreement, dated February 9, 2006 (incorporated herein by reference to Exhibit 10.26 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

Exhibit
Number	Description

10.4	Third Amended and Restated First Lien Credit Agreement, dated as of May 17, 2005, by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., BNP Paribas, and the other Lenders parties thereto (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).
10.5	Amendment No. 1 to Credit Agreement, dated as of July 6, 2005 (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).
10.6	Amendment No. 2 to Credit Agreement, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).
10.7	Amendment No. 3 to Credit Agreement, dated as of November 17, 2005 (incorporated herein by reference to Exhibit 10.5 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).
10.8	Amendment No. 4 to Credit Agreement, dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed on April 2, 2007).
10.9	Amendment No. 5 to Credit Agreement, dated as of September 29, 2006 (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on September 7, 2007, Registration No. 145929).
10.10	Amendment No. 6 to Credit Agreement, dated as of May 3, 2007 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 9, 2007).
10.11	Amendment No. 7 to Credit Agreement, dated as of July 18, 2007 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 14, 2007).
10.12	Amendment No. 8 to Credit Agreement, dated as of March 19, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 25, 2008).
10.13	Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of January 30, 2003 (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†
10.14	First Amendment to Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of February 4, 2004 (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†
10.15	Second Amendment to Employment Agreement between Cardtronics, LP and Jack M. Antonini, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.16	Restricted Stock Agreement, dated as of February 4, 2004 between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.9 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.17	First Amendment to Restricted Stock Agreement, dated as of March 1, 2004, between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.10 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.18	Second Amendment to Restricted Stock Agreement, dated as of February 10, 2005, between Cardtronics, Inc. and Jack M. Antonini (incorporated herein by reference to Exhibit 10.11 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.19	Employment Agreement between Cardtronics, LP and Michael H. Clinard, dated effective as of June 4, 2001 (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004) (incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†
10.20	First Amendment to Employment Agreement between Cardtronics, LP and Michael H. Clinard, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.13 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†

Exhibit
Number	Description

10.21	Employment Agreement between Cardtronics, LP and Thomas E. Upton, dated effective as of June 1, 2001 (incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on March 10, 2004, Registration No. 333-113470).†
10.22	First Amendment to Employment Agreement between Cardtronics, LP and Thomas E. Upton, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.15 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.23	Employment Agreement between Cardtronics, LP and J. Chris Brewster, dated effective as of March 31, 2004 (incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1/A filed by Cardtronics, Inc. on May 14, 2004).†
10.24	First Amendment to Employment Agreement between Cardtronics, LP and J. Chris Brewster, dated effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.25	Employment Agreement between Cardtronics, LP, Cardtronics, Inc. and Drew Soinski, dated effective as of July 12, 2005 (incorporated herein by reference to Exhibit 10.18 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.26	Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of July 20, 2007.†
10.27	Amended and Restated Service Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.28	Bonus Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.29	2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.30	Amendment No. 1 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of January 30, 2004 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.31	Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.32	Amendment No. 3 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of May 9, 2006 (incorporated herein by reference to Exhibit 10.38 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on December 10, 2007, Registration No. 333-145929).†
10.33	Amendment No. 4 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of August 22, 2007 (incorporated herein by reference to Exhibit 10.39 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on December 10, 2007, Registration No. 333-145929).†
10.34	Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on December 10, 2007, Registration No. 333-145929).†
10.35	Form of Director Indemnification Agreement entered into by and between Cardtronics, Inc. and each of its directors, dated as of February 10, 2005 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).†
10.36	Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 8, 2007).
10.37	Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 8, 2007).

Exhibit
Number		Description

10.38		Cardtronics, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on November 8, 2007).
10.39		First Amended and Restated Investors Agreement, dated as of February 10, 2005, by and among Cardtronics, Inc. and certain securityholders thereof. (incorporated herein by reference to Exhibit 10.35 of the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 11, 2007, Registration No. 333-145929).
10.40		First Amendment to First Amended and Restated Investors Agreement, dated as of May 17, 2005, by and among Cardtronics, Inc. and certain securityholders thereof (incorporated herein by reference to Exhibit 10.36 of the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 11, 2007, Registration No. 333-145929).
10.41		Second Amendment to First Amended and Restated Investors Agreement, dated as of November 26, 2007, by and among Cardtronics, Inc. and certain securityholders thereof. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).
10.42		2007 Bonus Plan of Cardtronics, Inc., effective as of January 1, 2007.†
12	.1*	Computation of Ratio of Earnings to Fixed Charges
14	.1*	Cardtronics, Inc. Code of Business Conduct and Ethics Approved by the Board of Directors on November 26, 2007.
14	.2*	Cardtronics, Inc. Financial Code of Ethics (adopted as of November 26, 2007).
21.1		Subsidiaries of Cardtronics, Inc. (Incorporated by reference to Exhibit 21.1 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on February 14, 2008, Registration No. 333-149236).
23	.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31	.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.