Form 10-Q
period 2008-03-31
CARDTRONICS INC
filed 2008-05-14
CIK 1277856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
Common Stock, par value: $0.0001 per share. Shares outstanding on May 9, 2008: 38,667,914

CARDTRONICS, INC.
When we refer to “us,” “we,” “our,” “ours,” “the Company” or “Cardtronics,” we are describing Cardtronics, Inc. and/or our subsidiaries.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,908	$13,439
Accounts and notes receivable, net of allowance of $474 and $560 as of March 31, 2008 and December 31, 2007, respectively	26,324	23,248
Inventory	3,633	2,355
Restricted cash, short-term	8,419	5,900
Deferred tax asset, net	214	216
Prepaid expenses, deferred costs, and other current assets	14,558	11,627

Total current assets	62,056	56,785
Restricted cash	321	317
Property and equipment, net	174,225	163,912
Intangible assets, net	126,227	130,901
Goodwill	234,355	235,185
Prepaid expenses and other assets	4,336	4,185

Total assets	$601,520	$591,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$980	$882
Current portion of capital lease obligations	922	1,147
Current portion of other long-term liabilities	23,173	16,201
Accounts payable	37,044	34,385
Accrued liabilities	49,981	70,524

Total current liabilities	112,100	123,139
Long-term liabilities:
Long-term debt, net of current portion and related discounts	343,190	307,733
Capital lease obligations, net of current portion	785	982
Deferred tax liability, net	11,884	11,480
Asset retirement obligations	18,374	17,448
Other long-term liabilities	27,413	23,392

Total liabilities	513,746	484,174
Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 43,659,816 and 43,571,956 shares issued as of March 31, 2008 and December 31, 2007, respectively; 38,654,067 and 38,566,207 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	4	4
Subscriptions receivable (at face value)	(218)	(229)
Additional paid-in capital	190,625	190,508
Accumulated other comprehensive loss, net	(19,391)	(4,518)
Accumulated deficit	(35,025)	(30,433)
Treasury stock; 5,005,749 shares at cost as of March 31, 2008 and December 31, 2007	(48,221)	(48,221)

Total stockholders’ equity	87,774	107,111

Total liabilities and stockholders’ equity	$601,520	$591,285

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
ATM operating revenues	$115,062	$71,656
Vcom operating revenues	1,235	—
ATM product sales and other revenues	4,278	2,862

Total revenues	120,575	74,518
Cost of revenues:
Cost of ATM operating revenues (includes stock-based compensation of $65 in 2008 and $16 in 2007. Excludes depreciation, accretion, and amortization shown separately below. See Note 1)	86,832	54,736
Cost of Vcom operating revenues	2,269	—
Cost of ATM product sales and other revenues	4,164	2,797

Total cost of revenues	93,265	57,533
Gross profit	27,310	16,985
Operating expenses:
Selling, general, and administrative expenses (includes stock-based compensation of $201 in 2008 and $206 in 2007)	8,551	6,444
Depreciation and accretion expense	9,082	6,398
Amortization expense	4,503	2,486

Total operating expenses	22,136	15,328
Income from operations	5,174	1,657
Other expense (income):
Interest expense, net	7,632	5,892
Amortization of deferred financing costs and bond discounts	508	356
Minority interest in subsidiary	—	(112)
Other	1,061	(119)

Total other expense	9,201	6,017
Loss before income taxes	(4,027)	(4,360)
Income tax expense (benefit)	565	(973)

Net loss	(4,592)	(3,387)
Preferred stock accretion expense	—	67

Net loss available to common stockholders	$(4,592)	$(3,454)

Net loss per common share – basic and diluted	$(0.12)	$(0.25)

Weighted average shares outstanding – basic and diluted	38,589,878	13,965,875

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,592)	$(3,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, accretion, and amortization expense	13,585	8,884
Amortization of deferred financing costs and bond discounts	508	356
Stock-based compensation expense	266	222
Deferred income taxes	430	(1,026)
Gain on sale of Winn-Dixie equity securities	—	(569)
Minority interest	—	(112)
Loss on disposal of assets	1,150	492
Other reserves and non-cash items	(1,975)	443
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts and notes receivable, net	(2,964)	2,051
Increase in prepaid, deferred costs, and other current assets	(2,595)	(499)
Increase in inventory	(932)	(359)
(Increase) decrease in other assets	217	(53)
Decrease in accounts payable and accrued liabilities	(12,006)	(3,130)
Decrease in other liabilities	(1,417)	(671)

Net cash provided by (used in) operating activities	(10,325)	2,642

Cash flows from investing activities:
Additions to property and equipment	(25,799)	(13,332)
Proceeds from sale of property and equipment	—	3
Payments for exclusive license agreements and site acquisition costs	(298)	(567)
Additions to equipment to be leased to customers	—	(203)
Principal payments received under direct financing leases	13	4
Proceeds from sale of Winn-Dixie equity securities	—	3,950
Acquisition, net of cash acquired	—	876

Net cash used in investing activities	(26,084)	(9,269)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	49,836	20,897
Repayments of long-term debt and capital leases	(14,995)	(12,017)
Repayments of borrowings under bank overdraft facility, net	(1,866)	(3,222)
Payments received on subscriptions receivable	11	—
Proceeds from exercises of stock options	123	46
Equity offering costs	(1,250)	—
Debt issuance and modification costs	(4)	—

Net cash provided by financing activities	31,855	5,704

Effect of exchange rate changes on cash	23	(13)

Net decrease in cash and cash equivalents	(4,531)	(936)

Cash and cash equivalents at beginning of period	13,439	2,718

Cash and cash equivalents at end of period	$8,908	$1,782

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$15,116	$10,646
Cash paid for income taxes	$—	$27
Fixed assets financed with direct debt	$—	$1,101
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General and Basis of Presentation
General
     Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company” or “Cardtronics”) owns and operates approximately 28,825 automated teller machines (“ATM”) in all 50 states, 2,350 ATMs located throughout the United Kingdom, and 1,425 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free network of ATMs within the United States (based on the number of participating ATMs) and works with financial institutions to place their logos on the Company’s ATM machines, thus providing convenient surcharge-free access to the financial institutions’ customers.
Basis of Presentation
     The unaudited interim consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Because the Company owns a majority (51.0%) interest in and absorbs a majority of the losses or returns of Cardtronics Mexico, this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a minority interest. As of March 31, 2008 and December 31, 2007, the cumulative losses generated by Cardtronics Mexico and allocable to such minority interest shareholders exceeded the underlying equity amounts of such minority interest shareholders. Accordingly, all future losses generated by Cardtronics Mexico will be allocated 100% to Cardtronics until such time that Cardtronics Mexico generates a cumulative amount of earnings sufficient to cover all excess losses allocable to the Company, or until such time that the minority interest shareholders contribute additional equity to Cardtronics Mexico in an amount sufficient to cover such losses. As of March 31, 2008, the cumulative amount of excess losses allocated to Cardtronics totaled approximately $0.4 million. Such amount is net of contributions of $0.3 million made by the minority interest shareholders during 2007.
     This Quarterly Report on Form 10-Q has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which includes a summary of the Company’s significant accounting policies and other disclosures.
     The financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 are unaudited. The balance sheet as of December 31, 2007 was derived from the audited balance sheet filed in the Company’s 2007 Annual Report on Form 10-K. In management’s opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s interim period results have been made. The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s reported net loss or stockholders’ equity.
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

Cost of ATM Operating Revenues and Gross Profit Presentation
     The Company presents “Cost of ATM operating revenues” and “Gross profit” within its consolidated statements of operations exclusive of depreciation, accretion, and amortization expenses related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from cost of ATM operating revenues and gross profit during the three month periods ended March 31, 2008 and 2007:

	2008	2007
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$7,962	$6,021
Amortization expense	4,503	2,486

Total depreciation, accretion, and amortization expenses excluded from cost of ATM operating revenues and gross profit	$12,465	$8,507

(2)  Acquisitions
   Acquisition of 7-Eleven Financial Services Business
     On July 20, 2007, the Company acquired substantially all of the assets of the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”) for approximately $137.3 million in cash. This acquisition (the “7-Eleven ATM Transaction”) was made as the Company believed the acquisition would provide it with substantial benefits and opportunities to execute its overall strategy, including the addition of high-volume ATMs in prime retail locations, organic growth potential, branding and surcharge-free network opportunities, and future outsourcing opportunities.
     The 7-Eleven ATM Transaction included approximately 5,500 ATMs located in 7-Eleven, Inc. (“7-Eleven”) stores throughout the United States, of which approximately 2,000 were advanced-functionality financial self-service kiosks, referred to as “Vcom” terminals, that are capable of providing more sophisticated financial services, such as check-cashing, remote deposit capture (which is deposit taking at ATMs not located on a bank’s premises using electronic imaging), money transfer, bill payment services, and other kiosk-based financial services (collectively, the “Vcom Services”). The Company funded the acquisition through the issuance of $100.0 million of 9.25% senior subordinated notes due 2013 — Series B (the “Series B Notes”) and additional borrowings under its revolving credit facility, which was amended in connection with the acquisition. See Note 8 for additional details on these financings. The Company has included the results of the operations of the 7-Eleven Financial Services Business for all periods subsequent to July 19, 2007.

     The Company accounted for the 7-Eleven ATM Transaction as a business combination pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations. Accordingly, the Company has allocated the total purchase consideration to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$1,427
Trade accounts receivable, net	3,767
Surcharge and interchange receivable	3,769
Inventory	1,953
Other current assets	2,344
Property and equipment	18,315
Software	4,273
Intangible assets subject to amortization	78,000
Goodwill	62,191

Total assets acquired	176,039

Accounts payable	(688)
Accrued liabilities and deferred income	(9,749)
Current portion of capital lease obligations	(1,326)
Current portion of other long-term liabilities	(7,777)
Non-current portion of capital lease obligations	(1,378)
Other long-term liabilities	(17,809)

Total liabilities assumed	(38,727)

Net assets acquired	$137,312

     The purchase price allocation presented above resulted in a goodwill balance of approximately $62.2 million, which is deductible for tax purposes. Additionally, the purchase price allocation resulted in approximately $78.0 million in identifiable intangible assets subject to amortization, which was determined by utilizing a discounted cash flow approach. Of the total $78.0 million of intangible assets identified, $64.3 million relates to the 10-year ATM operating agreement that was entered into with 7-Eleven in conjunction with the acquisition, which is being amortized on a straight-line basis over the term of the agreement, and $13.7 million relates to a branding contract acquired in the transaction, which is being amortized over the remaining life of the underlying contract (8.4 years).
     In addition, the Company recorded $19.5 million of other liabilities ($7.8 million in current portion of other long-term liabilities and $11.7 million in other long-term liabilities) related to certain unfavorable equipment operating leases and an operating contract assumed as part of the 7-Eleven ATM Transaction. These liabilities are being amortized over the remaining terms of the underlying contracts and serve to reduce the corresponding ATM operating expense amounts to the fair value of these services as of the date of the acquisition.
     Pro Forma Results of Operations.  The following table presents the unaudited pro forma combined results of operations of the Company and the acquired 7-Eleven Financial Services Business for the three months ended March 31, 2007, after giving effect to certain pro forma adjustments, including the effects of the issuance of the Series B Notes and additional borrowings under its revolving credit facility, as amended (Note 8). The unaudited pro forma financial results assume that both the 7-Eleven ATM Transaction and the related financing transactions occurred on January 1, 2007. This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that would have occurred had those transactions been consummated on such date. The pro forma results include approximately $4.2 million of placement fee revenues associated with the Vcom operations of the 7-Eleven Financial Services Business, which are not expected to recur in future periods. Furthermore, such pro forma results are not necessarily indicative of the future results to be expected for the consolidated operations. Amounts presented are in thousands, excluding per share amounts.

Revenues	$116,039
Income from operations	6,820
Net loss available to common shareholders	(2,368)
Net loss per share – basic and diluted	$(0.17)

(3) Stock-based Compensation
     The Company accounts for stock-based compensation arrangements under SFAS No. 123 (revised 2004), Share-Based Payment, which requires a company to record the grant date fair value of stock-based compensation arrangements, net of estimated forfeitures, as compensation expense on a straight-line basis over the underlying service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the accompanying consolidated statements of operations for the three month periods ended March 31, 2008 and 2007.

	2008	2007
	(In thousands)
Cost of ATM operating revenues	$65	$16
Selling, general, and administrative expenses	201	206

Total stock-based compensation expense	$266	$222

     A summary of the status of the Company’s outstanding stock options as of March 31, 2008 and changes during the three months ended March 31, 2008 are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding as of January 1, 2008	4,960,041	$7.78
Exercised	(87,860)	$1.40
Forfeited	(130,156)	$11.22

Options outstanding as of March 31, 2008	4,742,025	$7.80

Options vested and exercisable as of March 31, 2008	2,925,802	$5.60
(4) Earnings per Share
     The Company reports its earnings per share in accordance with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the three month periods ended March 31, 2008 and 2007, the Company incurred net losses and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. Such anti-dilutive securities included outstanding stock options, restricted shares, and, for periods prior to their conversion in December 2007, the Company’s Series B redeemable convertible preferred stock. The following is a summary of the potentially dilutive securities that have been excluded from the computation of diluted net loss per share for the three month periods ended March 31, 2008 and 2007:

	2008	2007
Stock options	1,229,145	1,624,519
Restricted shares	—	19,789
Preferred stock	—	7,390,413

Total potentially dilutive securities	1,229,145	9,034,721

(5) Comprehensive Loss
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Comprehensive loss for the three month periods ended March 31, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)
Net loss	$(4,592)	$(3,387)
Unrealized losses on interest rate hedges	(13,465)	(1,172)
Foreign currency translation adjustments	(1,408)	(160)
Reclassifications of unrealized gains on available-for-sale securities, net of taxes	—	(498)

Total comprehensive loss	$(19,465)	$(5,217)

     The significant increase in the total comprehensive loss figure for the three month period ended March 31, 2008 was due to the precipitous drop in current and forecasted interest rates that occurred during the period, which resulted in a corresponding decline in value associated with the Company’s interest rate hedges. For additional information on the Company’s interest rate hedges, see Note 12.
     Accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Unrealized losses on interest rate hedges	$(27,109)	$(13,644)
Foreign currency translation adjustments	7,718	9,126

Total accumulated other comprehensive loss	$(19,391)	$(4,518)

     The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested in the foreign countries in which those subsidiaries operate for an indefinite period of time. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts reflected in the tables above. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to these interest rate swaps as of March 31, 2008 or December 31, 2007, as management does not currently believe the Company will be able to realize the benefits associated with its net deferred tax asset positions.
(6) Intangible Assets
Intangible Assets with Indefinite Lives
     The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of March 31, 2008 and December 31, 2007, as well as the changes in the net carrying amounts for the three months ended March 31, 2008, by geographic segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of December 31, 2007	$150,445	$84,050	$690	$200	$4,015	$239,400
Purchase price adjustments	6	—	—	—	—	6
Foreign currency translation adjustments	—	(833)	(3)	—	(41)	(877)

Balance as of March 31, 2008	$150,451	$83,217	$687	$200	$3,974	$238,529

Intangible Assets with Definite Lives
     The following is a summary of the Company’s intangible assets that are subject to amortization as of March 31, 2008:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer and branding contracts/relationships	$163,095	$(53,848)	$109,247
Deferred financing costs	13,926	(4,636)	9,290
Exclusive license agreements	5,420	(1,950)	3,470
Non-compete agreements	101	(55)	46

Total	$182,542	$(60,489)	$122,053

     The Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from three to twelve years for customer and branding contracts/relationships and from four to eight years for exclusive license agreements. The Company has also assumed an estimated life of four years for its non-compete agreements. Deferred financing costs are amortized through interest expense over the contractual term of the underlying borrowings utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.
     Amortization of customer and branding contracts/relationships, exclusive license agreements, and non-compete agreements totaled $4.5 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively. Included in the 2007 amount is approximately $0.1 million in additional amortization expense related to the impairment of an intangible asset associated with an acquired ATM portfolio within the Company’s U.S reporting segment. This impairment was the result of the anticipated non-renewal of a contract included within a previously acquired portfolio. Amortization of deferred financing costs and bond discounts totaled approximately $0.5 million for the three months ended March 31, 2008 and $0.4 million for the three months ended March 31, 2007.
     Estimated amortization expense for the Company’s intangible assets with definite lives for the remaining nine months of 2008, each of the next five years, and thereafter is as follows:

		Deferred	Exclusive
	Customer and Branding	Financing	License	Non-compete
	Contracts/Relationships	Costs	Agreements	Agreements	Total
	(In thousands)
2008	$12,907	$1,154	$558	$19	$14,638
2009	16,785	1,639	741	25	19,190
2010	15,257	1,764	644	2	17,667
2011	13,585	1,903	531	—	16,019
2012	12,744	1,767	463	—	14,974
2013	10,723	1,063	335	—	12,121
Thereafter	27,246	—	198	—	27,444

Total	$109,247	$9,290	$3,470	$46	$122,053

(7) Accrued Liabilities
     Accrued liabilities consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Accrued merchant fees	$11,917	$11,486
Accrued merchant settlement	7,294	4,254
Accrued interest	3,827	11,257
Accrued armored fees	3,779	5,879
Accrued cash management fees	3,480	5,574
Accrued maintenance fees	2,794	6,970
Accrued purchases	2,016	6,098
Accrued ATM telecommunications costs	1,727	1,424
Accrued compensation	1,569	3,832
Accrued processing costs	1,119	1,477
Accrued property and sales taxes	1,038	446
Accrued interest rate swap payments	892	147
Other accrued expenses	8,529	11,680

Total	$49,981	$70,524

(8) Long-term Debt
     The Company’s long-term debt consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Revolving credit facility	$39,500	$4,000
Senior subordinated notes due August 2013 (net of unamortized discounts of $3.8 million as of March 31, 2008 and $3.9 million as of December 31, 2007)	296,220	296,088
Other	8,450	8,527

Total	344,170	308,615
Less current portion	980	882

Total excluding current portion	$343,190	$307,733

Credit Facility
     The Company’s revolving credit facility provides for $175.0 million in borrowings, subject to certain restrictions. Borrowings under the facility currently bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 2.25%. Additionally, the Company pays a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. Substantially all of the Company’s assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s domestic subsidiaries has guaranteed the Company’s obligations under such facility. The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt that the Company can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, including dividends, and (iv) limitations on the amount of capital expenditures that the Company can incur on a rolling 12-month basis. During March 2008, the Company amended its revolving credit facility to increase the amount of capital expenditures that it can incur on a rolling 12-month basis to $90.0 million. There are currently no restrictions on the ability of the Company’s wholly-owned subsidiaries to declare and pay dividends directly to the Company. As of March 31, 2008, the Company was in compliance with all applicable covenants and ratios under the facility.
     As of March 31, 2008, $39.5 million of borrowings were outstanding under the revolving credit facility. Additionally, the Company had posted $7.2 million in letters of credit under the facility in favor of the lessors under the ATM equipment leases that the Company assumed in connection with the 7-Eleven ATM Transaction. These letters of credit, which the lessors may draw upon in the event the Company fails to make payments under the leases, further reduce the Company’s borrowing capacity under the facility. As of March 31, 2008, the Company’s available borrowing capacity under the amended facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) and interest expense covenants contained in the agreement, totaled approximately $128.3 million.
Senior Subordinated Notes
     Series A Notes. In October 2006, the Company completed the registration of $200.0 million in senior subordinated notes (the “Series A Notes”), which were originally issued in August 2005 pursuant to Rule 144A of the Securities Act of 1933, as amended. The Series A Notes, which are subordinate to borrowings made under the revolving credit facility, mature in August 2013, carry a 9.25% coupon, and were issued with an effective yield of 9.375%. Interest under the notes is paid semiannually in arrears on February 15th and August 15th of each year. The notes, which are guaranteed by the Company’s domestic subsidiaries, contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness and make certain types of restricted payments, including dividends. Under the terms of the indenture, at any time prior to August 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the Series A Notes at a redemption price of 109.250% of the principal amount thereof, plus any accrued and unpaid interest, subject to certain conditions outlined in the indenture. Additionally, at any time prior to August 15, 2009, the Company may redeem all or part of the Series A Notes at a redemption price equal to the sum of 100% of the principal amount plus an “Applicable Premium”, as defined in the indenture, plus any accrued and unpaid interest. On or after August 15, 2009, the Company may redeem all or a part of the Series A Notes at the redemption prices set forth by the indenture plus any accrued and unpaid interest.
     Series B Notes. On July 20, 2007, the Company sold $100.0 million of 9.25% senior subordinated notes due 2013 — Series B (the “Series B Notes”) pursuant to Rule 144A of the Securities Act of 1933. Net proceeds from the offering, which totaled $95.3 million, were used to fund a portion of the 7-Eleven ATM Transaction and to pay fees and expenses related to the acquisition. The form and terms of the Series B Notes are substantially the same as the form and terms of the Series A Notes, except that (i) the Series A Notes have been registered with the SEC while the Series B Notes remain subject to transfer restrictions until the Company completes an exchange offer, and (ii) the Series B Notes were issued with Original Issue Discount and with an effective yield of 9.54%. Pursuant to the terms of the registration rights agreement entered into in conjunction with the offering, the Company was required to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of our debt securities registered under the Securities Act with terms identical to those of the Series B Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) and use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes. The Company completed the first step of the registration process in February 2008 with the filing of a registration statement on Form S-4 with the SEC. However, if the Company fails to satisfy these obligations, it will be required, under certain circumstances, to pay additional interest to the holders of the Series B Notes.
     As of March 31, 2008, the Company was in compliance with all applicable covenants required under the Series A and Series B Notes.
Other Facilities
     Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s revolving credit facility, Bank Machine (Acquisitions) Ltd. (“Bank Machine”) has a £2.0 million unsecured overdraft facility that expires in July 2008. Such facility, which bears interest at 1.75% over the bank’s base rate (currently 5.00%), is utilized for general corporate purposes for the Company’s United Kingdom operations. As of March 31, 2008, approximately £1.0 million ($2.0 million) of this facility had been utilized to help fund certain working capital commitments. Amounts outstanding under the overdraft facility are reflected in accounts payable in our consolidated balance sheet, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts.
     Cardtronics Mexico equipment financing agreements. During 2006 and 2007, Cardtronics Mexico entered into six separate five-year equipment financing agreements with a single lender. Such agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of March 31, 2008, approximately $90.4 million pesos ($8.5 million U.S.) were outstanding under the agreements in place at the time, with future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the loan agreement, we have issued a guaranty for 51.0% of the obligations under this agreement (consistent with the Company’s ownership percentage in Cardtronics Mexico.) As of March 31, 2008, the total amount of the guaranty was $46.1 million pesos ($4.3 million U.S.).
(9) Asset Retirement Obligations
     The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Asset Retirement Obligations. Asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. The Company is legally required to perform this deinstallation and restoration work. In accordance with SFAS No. 143, for each group of ATMs, the Company has recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over the estimated useful lives of the underlying ATMs, and the related liabilities are being accreted to their full value over the same period of time.
     The following table is a summary of the changes in Company’s asset retirement obligation liability for the three months ended March 31, 2008 (in thousands):

Asset retirement obligation as of January 1, 2008	$17,448
Additional obligations	1,778
Accretion expense	395
Payments	(946)
Change in estimates	(265)
Foreign currency translation adjustments	(36)

Asset retirement obligation as of March 31, 2008	$18,374

     The change in estimates during the three months ended March 31, 2008 represents the write-off of residual liability amounts associated with a portfolio of ATMs previously installed at one of the Company’s merchant customers’ locations. As the entire portfolio of machines was deinstalled in conjunction with the Company’s Triple-DES security upgrade efforts in 2007 and 2008, the Company no longer has any further deinstallation obligations associated with the previously-installed ATMs. The amount shown as a change in estimates represents the difference in the costs that the Company originally estimated it would incur to deinstall the ATMs and the actual costs incurred on the deinstallations.
(10) Other Long-term Liabilities
     Other long-term liabilities consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Interest rate swaps	$15,522	$9,155
Obligations associated with acquired unfavorable contracts	5,681	7,626
Deferred revenue	3,156	3,380
Other long-term liabilities	3,054	3,231

Total	$27,413	$23,392

(11) Commitments and Contingencies
     Legal and Other Regulatory Matters
     In 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the New York State Supreme Court alleging that Cardtronics had breached its ATM operating agreement with the Customer by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interest and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. As the term of the Company’s operating agreement with the Customer extends to December 2014, the Customer’s claims could exceed $12.0 million. In response to a motion for summary judgment filed by the Customer and a cross-motion filed by the Company, the New York State Supreme Court ruled in September 2007 that the Company’s interpretation of the ATM operating agreement was the appropriate interpretation and expressly rejected the Customer’s proposed interpretations. The Customer has appealed this ruling. Notwithstanding that appeal, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on its financial condition or results of operations.
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
     Capital and Operating Leases
     Capital Lease Obligations. As a result of the 7-Eleven ATM Transaction, the Company assumed responsibility for certain capital lease contracts that will expire at various times through June 2010. Upon the fulfillment of certain payment obligations related to the capital leases, ownership of the ATMs transfers to the Company. As of March 31, 2008, approximately $1.7 million of capital lease obligations were included within the Company’s consolidated balance sheet.
     Operating Lease Obligations. In addition to the capital leases assumed in conjunction the 7-Eleven ATM Transaction, the Company also assumed certain operating leases in connection with the acquisition. In conjunction with its purchase price allocation related to the 7-Eleven ATM Transaction, the Company recorded approximately $8.7 million of other liabilities (current and long-term) to value certain unfavorable equipment operating leases assumed as part of the acquisition. These liabilities are being amortized over the remaining terms of the underlying leases, the majority of which expire in late 2009, and serve to reduce ATM operating lease expense amounts to the fair value of these services as of the date of the acquisition. During the three months ended March 31, 2008, the Company recognized approximately $0.9 million in lease expense reductions associated with the amortization of these liabilities, and the remaining balance as of March 31, 2008 was $6.1 million. Upon the expiration of the operating leases, the Company will be required to renew such lease contracts, enter into new lease contracts, or purchase new or used ATMs to replace the leased equipment.
     Related Letters of Credit. Additionally, in conjunction with the 7-Eleven ATM Transaction, the Company posted $7.5 million in letters of credit related to these operating and capital leases upon which the lessors can draw in the event the Company fails to make schedules payments under the leases. These letters of credit, which are reduced periodically as payments are made under the leases, will be released upon the expiration of the leases. As of March 31, 2008, the total outstanding balance under these letters of credit was $7.2 million.
     Other Commitments
     Asset retirement obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. The Company is legally required to perform this deinstallation and restoration work. The Company had $18.4 million accrued for such liabilities as of March 31, 2008. For additional information on the Company’s asset retirement obligations, see Note 9.
     Registration payment arrangements. In conjunction with the issuance of its Series B Notes, the Company entered into a registration rights agreement under which it is required to take certain steps to exchange the Series B Notes for notes registered with the SEC within 360 days following the original issuance date (July 19, 2007). In the event it is unable to meet the deadlines set forth in the agreement, the Company will be subject to higher interest rates on the Series B Notes in subsequent periods until the exchange offer is completed. Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 00-19-2, Accounting for Registration Payment Arrangements, requires that contingent obligations under registration payment arrangements be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. The Company completed the first step of the registration process in February 2008 with the filing of a registration statement on Form S-4 with the SEC, and the Company currently believes it is not probable that incremental interest payments will be made as a result of the provisions of the registration rights agreement. As a result, the Company has not recognized a liability as of March 31, 2008 related to the registration rights agreement. In the event it becomes probable that the Company will be unable to affect the exchange offer in a timely manner, the Company will reevaluate the need to record a liability at that time.
(12) Derivative Financial Instruments
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
     To meet the above objective, the Company has entered into several LIBOR-based and federal funds effective rate-based interest rate swaps to fix the interest rate paid on $550.0 million of the Company’s current and anticipated outstanding ATM cash balances in the United States. The swaps in place as of March 31, 2008 serve to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)
$550,000	4.61%	April 1, 2008 – December 31, 2008
$550,000	4.30%	January 1, 2009 – December 31, 2009
$550,000	4.11%	January 1, 2010 – December 31, 2010
$400,000	3.72%	January 1, 2011 – December 31, 2011
$200,000	3.96%	January 1, 2012 – December 31, 2012
     As of March 31, 2008 and December 31, 2007, the Company had a liability of $27.1 million and $13.6 million, respectively, recorded in its consolidated balance sheets related to the above interest rate swaps, which represented the fair value of such agreements based on third-party quotes for similar instruments with the same terms and conditions, as such instruments are required to be carried at fair value. These swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of such swaps have been reported in accumulated other comprehensive loss in the accompanying consolidated balance sheets. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to these interest rate swaps as of March 31, 2008 or December 31, 2007, as management does not currently believe that the Company will be able to realize the benefits associated with its net deferred tax asset positions.
     Net amounts paid or received under such swaps are recorded as adjustments to the Company’s “Cost of ATM operating revenues” in the accompanying consolidated statements of operations. During the three months ended March 31, 2008, gains or losses incurred as a result of ineffectiveness associated with the Company’s interest rate swaps were immaterial.
     As of March 31, 2008, the Company has not entered into any derivative financial instruments to hedge its variable interest rate exposure in the United Kingdom or Mexico.
(13) Income Taxes
     Income tax expense (benefit) based on the Company’s loss before income taxes for the three month periods ended March 31, 2008 and 2007 was as follows:

	2008	2007
	(In thousands)
Income tax expense (benefit)	$565	$(973)
Effective tax rate	(14.0)%	22.3%
     The Company computes its quarterly income tax provision amounts under the effective tax rate method based on applying an anticipated annual effective tax rate in each major tax jurisdiction to the pre-tax book income or loss amounts generated in such jurisdictions. During the three months ended March 31, 2008, the Company increased its valuation allowance by approximately $1.2 million. Such increase was due to the Company’s determination that it is more likely than not that it will not be able to realize the benefit associated with the net deferred tax asset balance related to its domestic operations. The negative effective tax rate during the three months ended March 31, 2008 was due to the aforementioned domestic valuation allowance, the relative mix of pre-tax loss amounts in the Company’ foreign and domestic jurisdictions, and the fact that the Company is not currently recognizing any tax benefits associated with its Mexico operations. Furthermore, the Company was in a taxable income position with respect to its domestic state income taxes but in a taxable loss position with respect to its domestic federal income taxes, which also contributed to the overall negative effective tax rate.
(14) Segment Information
     As of March 31, 2008, the Company’s operations consisted of its United States, United Kingdom, Mexico, and Advanced Functionality segments. While each of these segments provides similar ATM-related services, each segment is managed separately, as they require different marketing and business strategies. Furthermore, the Company previously determined that the advanced functionality services provided through the acquired Vcom units exhibited different economic characteristics than the traditional ATM services provided by its other three segments, in large part due to the anticipated losses associated with providing such advanced-functionality services and the fact that these operations will be managed separately until they can achieve break-even status.
     Management uses earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense to assess the operating results and effectiveness of its business segments. Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s and its business segments’ operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with GAAP. Below is a reconciliation of EBITDA to net loss for the three month periods ended March 31, 2008 and 2007:

	2008	2007
	(In thousands)
EBITDA	$17,698	$10,772
Depreciation and accretion expense	9,082	6,398
Amortization expense	4,503	2,486
Interest expense, net, including amortization of deferred financing costs and bond discounts	8,140	6,248
Income tax expense (benefit)	565	(973)

Net loss	$(4,592)	$(3,387)

     The following tables reflect certain financial information for each of the Company’s reporting segments for the three month periods ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007. All intercompany transactions between the Company’s reporting segments have been eliminated.

	For the Three Months Ended March 31, 2008
		United		Advanced
	United States	Kingdom	Mexico	Functionality	Eliminations	Total
	(In thousands)
Revenue from external customers	$99,118	$17,640	$2,582	$1,235	$—	$120,575
Intersegment revenues	195	—	—	—	(195)	—
Cost of revenues	74,417	14,392	2,187	2,464	(195)	93,265
Selling, general, and administrative expenses	7,236	928	298	89	—	8,551

EBITDA	16,945	1,944	127	(1,318)	—	17,698

Depreciation and accretion expense	6,113	2,682	309	—	(22)	9,082
Amortization expense	3,953	538	12	—	—	4,503
Interest expense, net	6,503	1,456	181	—	—	8,140

Capital expenditures, excluding acquisitions (1) (2)	$15,642	$10,187	$67	$201	$—	$26,097

	For the Three Months Ended March 31, 2007
		United		Advanced
	United States	Kingdom	Mexico	Functionality	Eliminations	Total
	(In thousands)
Revenue from external customers	$60,955	$12,960	$603	$—	$—	$74,518
Intersegment revenue	93	—	—	—	(93)	—
Cost of revenues	47,984	9,070	540	—	(61)	57,533
Selling, general, and administrative expenses	5,147	987	310	—	—	6,444

EBITDA	8,236	2,827	(259)	—	(32)	10,772

Depreciation and accretion expense	5,042	1,358	25	—	(27)	6,398
Amortization expense	2,067	407	12	—	—	2,486
Interest expense, net	5,233	991	24	—	—	6,248

Capital expenditures, excluding acquisitions (1) (2)	$8,191	$5,674	$34	$—	$—	$13,899
Additions to equipment to be leased to customers	—	—	203	—	—	203

(1)	Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs.

(2)	Capital expenditure amounts for Mexico are reflected gross of any minority interest amounts.
Identifiable Assets:

	March 31, 2008	December 31, 2007
	(In thousands)
United States	$412,327	$409,120
United Kingdom	167,250	163,464
Mexico	13,915	12,337
Advanced Functionality	8,028	6,364

Total	$601,520	$591,285

(15) New Accounting Pronouncements
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. In summary, SFAS No. 157 does the following:
1.	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

2.	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

3.	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the Company’s creditworthiness when valuing liabilities; and

4.	Expands disclosures about instruments measured at fair value.

     In addition, SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. “Level 1” inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. “Level 2” inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. “Level 3” inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     Subsequent to the issuance of SFAS No. 157, the FASB issued FSP No. 157-1 and FSP No. 157-2. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring non-financial assets and non-financial liabilities. Nonrecurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. As a result of the adoption of SFAS No. 157, the Company recorded a $1.6 million reduction of the unrealized loss associated with its interest rate swaps, which served to decrease the Company’s liability associated with the interest rate swaps and reduce its other comprehensive loss. Such adjustment reflects the consideration of nonperformance risk by the Company for interest rate swaps that were in a net liability position as of March 31, 2008, and the nonperformance risk of the Company’s counterparties for interest rate swaps that were in a net asset position as of March 31, 2008, as measured by the use of applicable credit default spreads.
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

	Fair Value Measurements
	Total Carrying
	Value as of
	March 31, 2008	Level 1	Level 2	Level 3
Interest rate swaps	$27,109	$—	$27,109	$—
     The following is a description of the Company’s valuation methodology for assets and liabilities measured at fair value:
     Cash and cash equivalents, accounts and notes receivable, net of the allowance for doubtful accounts, other current assets, accounts payable, accrued expenses, and other current liabilities. These financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.
     Interest rate swaps. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.
     The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

     Fair Value Option. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies the option to measure certain financial instruments and other items at fair value. The Company has elected not to adopt the fair value option provisions of this statement.
     Issued But Not Yet Adopted
     As of March 31, 2008, the following accounting standards and interpretations had not yet been adopted by the Company:
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
     Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which provides guidance on the presentation of minority interest in the financial statements and the accounting for and reporting of transactions between the reporting entity and the holders of such noncontrolling interest. This standard requires that minority interest be presented as a separate component of equity rather than as a “mezzanine” item between liabilities and equity and requires that minority interest be presented as a separate caption in the income statement. In addition, this standard requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The provisions of SFAS No. 160 are to be applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company will adopt the provisions of SFAS No. 160 on January 1, 2009 and is currently assessing the impact its adoption will have on the Company’s financial position and results of operations.
     Disclosures about Derivatives and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities – an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. This standard requires a company to provide enhanced disclosures about (a) how and why the company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. The Company will adopt the provisions of SFAS No. 161 on January 1, 2009 and apply the disclosure requirements to disclosures made subsequent to its adoption.
     Useful Life of Intangible Assets. In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (discussed above) and other applicable accounting literature. The Company will adopt the provision of FSP FAS 142-3 on January 1, 2009 and is currently assessing its impact the adoption will have on the Company’s financial position and results of operations.
(16) Supplemental Guarantor Financial Information
     The Company’s Series A and Series B Notes are guaranteed on a full and unconditional basis by the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three month periods ended March 31, 2008 and 2007 and the condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007 of (i) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (ii) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (iii) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$100,353	$20,222	$—	$120,575
Operating costs and expenses	17	94,060	21,346	(22)	115,401

Operating income (loss)	(17)	6,293	(1,124)	22	5,174
Interest expense, net, including amortization of deferred financing costs and bond discounts	49	6,454	1,637	—	8,140
Equity in (earnings) losses of subsidiaries	3,422	—	—	(3,422)	—
Other (income) expense, net	(56)	771	346	—	1,061

(Loss) income before income taxes	(3,432)	(932)	(3,107)	3,444	(4,027)
Income tax expense (benefit)	1,182	136	(753)	—	565

Net (loss) income available to common stockholders	$(4,614)	$(1,068)	$(2,354)	$3,444	$(4,592)

	Three Months Ended March 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$61,048	$13,563	$(93)	$74,518
Operating costs and expenses	307	59,933	12,709	(88)	72,861

Operating income (loss)	(307)	1,115	854	(5)	1,657
Interest expense, net, including amortization of deferred financing costs and bond discounts	2,201	3,032	1,015	—	6,248
Equity in (earnings) losses of subsidiaries	2,034	—	—	(2,034)	—
Other (income) expense, net	(112)	(207)	88	—	(231)

(Loss) income before income taxes	(4,430)	(1,710)	(249)	2,029	(4,360)
Income tax expense (benefit)	(1,048)	53	22	—	(973)

Net (loss) income	(3,382)	(1,763)	(271)	2,029	(3,387)
Preferred stock accretion expense	67	—	—	—	67

Net (loss) income available to common stockholders	$(3,449)	$(1,763)	$(271)	$2,029	$(3,454)

Condensed Consolidating Balance Sheets

	As of March 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$166	$6,877	$1,865	$—	$8,908
Receivables, net	(204)	23,018	3,691	(181)	26,324
Other current assets	1,442	15,161	11,258	(1,037)	26,824

Total current assets	1,404	45,056	16,814	(1,218)	62,056
Property and equipment, net	—	104,947	69,468	(190)	174,225
Intangible assets, net	8,498	102,858	14,871	—	126,227
Goodwill	—	150,451	83,904	—	234,355
Investments in and advances to subsidiaries	32,877	—	—	(32,877)	—
Intercompany receivable	(2,098)	7,540	(5,442)	—	—
Prepaid expenses and other assets	395,531	3,107	1,550	(395,531)	4,657

Total assets	$436,212	$413,959	$181,165	$(429,816)	$601,520

Liabilities and Stockholders’ Equity:
Current portion of long-term debt	$—	$—	$980	$—	$980
Current portion of capital lease obligations	—	922	—	—	922
Current portion of other long-term liabilities	—	23,004	169	—	23,173
Accounts payable and accrued liabilities	4,149	59,581	24,507	(1,212)	87,025

Total current liabilities	4,149	83,507	25,656	(1,212)	112,100
Long-term debt, net of current portion	335,720	282,708	120,293	(395,531)	343,190
Capital lease obligations, net of current portion	—	785	—	—	785
Deferred tax liability	8,569	981	2,334	—	11,884
Asset retirement obligations	—	12,750	5,624	—	18,374
Other non-current liabilities	—	26,920	493	—	27,413

Total liabilities	348,438	407,651	154,400	(396,743)	513,746
Stockholders’ equity	87,774	6,308	26,765	(33,073)	87,774

Total liabilities and stockholders’ equity	$436,212	$413,959	$181,165	$(429,816)	$601,520

	As of December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$76	$11,576	$1,787	$—	$13,439
Receivables, net	(292)	20,894	2,713	(67)	23,248
Other current assets	1,031	8,781	10,876	(590)	20,098

Total current assets	815	41,251	15,376	(657)	56,785
Property and equipment, net	—	99,764	64,360	(212)	163,912
Intangible assets, net	8,768	106,808	15,325	—	130,901
Goodwill	—	150,445	84,740	—	235,185
Investments in and advances to subsidiaries	50,249	—	—	(50,249)	—
Intercompany receivable	(863)	6,395	(5,532)	—	—
Prepaid expenses and other assets	368,424	2,970	1,532	(368,424)	4,502

Total assets	$427,393	$407,633	$175,801	$(419,542)	$591,285

Liabilities and Stockholders’ Equity:
Current portion of long-term debt	$—	$—	$882	$—	$882
Current portion of capital lease obligations	—	1,147	—	—	1,147
Current portion of other long-term liabilities	—	16,032	169	—	16,201
Accounts payable and accrued liabilities	12,808	66,726	26,027	(652)	104,909

Total current liabilities	12,808	83,905	27,078	(652)	123,139
Long-term debt, net of current portion	300,088	265,725	110,343	(368,423)	307,733
Capital lease obligations, net of current portion	—	982	—	—	982
Deferred tax liability	7,386	980	3,114	—	11,480
Asset retirement obligations	—	12,332	5,116	—	17,448
Other non-current liabilities	—	22,868	524	—	23,392

Total liabilities	320,282	386,792	146,175	(369,075)	484,174
Stockholders’ equity	107,111	20,841	29,626	(50,467)	107,111

Total liabilities and stockholders’ equity	$427,393	$407,633	$175,801	$(419,542)	$591,285

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(7,307)	$(5,417)	$2,399	$—	$(10,325)

Additions to property and equipment	—	(15,792)	(10,007)	—	(25,799)
Payments for exclusive license agreements and site acquisition costs	—	(51)	(247)	—	(298)
Principal payments received under direct financing leases	—	—	13	—	13

Net cash used in investing activities	—	(15,843)	(10,241)	—	(26,084)

Proceeds from issuance of long-term debt	50,000	22,640	9,836	(32,640)	49,836
Repayments of long-term debt	(14,500)	(6,079)	(73)	5,657	(14,995)
Issuance of long-term notes receivable	(32,640)	—	—	32,640	—
Payments received on long-term notes receivable	5,657	—	—	(5,657)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(1,866)	—	(1,866)
Proceeds from exercises of stock options	123	—	—	—	123
Other financing activities	(1,243)	—	—	—	(1,243)

Net cash provided by financing activities	7,397	16,561	7,897	—	31,855

Effect of exchange rate changes on cash	—	—	23	—	23

Net increase (decrease) in cash and cash equivalents	90	(4,699)	78	—	(4,531)
Cash and cash equivalents at beginning of period	76	11,576	1,787	—	13,439

Cash and cash equivalents at end of period	$166	$6,877	$1,865	$—	$8,908

	Three Months Ended March 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(7,588)	$6,786	$3,444	$—	$2,642

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(7,988)	(5,341)	—	(13,329)
Payments for exclusive license agreements and site acquisition costs		(200)	(367)	—	(567)
Additions to equipment to be leased to customers, net of principal payments received under direct financing leases	—	—	(199)	—	(199)
Proceeds from sale of Winn-Dixie equity securities	—	3,950	—	—	3,950
Acquisitions, net of cash acquired	—	876	—	—	876

Net cash used in investing activities	—	(3,362)	(5,907)	—	(9,269)

Proceeds from issuance of long-term debt	20,500	5,000	5,397	(10,000)	20,897
Repayments of long-term debt	(12,000)	(9,000)	(17)	9,000	(12,017)
Issuance of long-term notes receivable	(10,000)	—	—	10,000	—
Payments received on long-term notes receivable	9,000	—	—	(9,000)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(3,222)	—	(3,222)
Proceeds from exercises of stock options	46	—	—	—	46

Net cash provided by (used in) financing activities	7,546	(4,000)	2,158	—	5,704

Effect of exchange rate changes on cash	—	—	(13)	—	(13)

Net decrease in cash and cash equivalents	(42)	(576)	(318)	—	(936)
Cash and cash equivalents at beginning of period	97	1,818	803	—	2,718

Cash and cash equivalents at end of period	$55	$1,242	$485	$—	$1,782

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by the use of the words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While we believe that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in: (1) our reports and registration statements filed or furnished from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K; and (2) other announcements we make from time to time.
     You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
Overview
     As of March 31, 2008, we operated a network of approximately 32,600 ATMs throughout the United States, the United Kingdom, and Mexico. Our extensive ATM network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally-known merchants pursuant to which we operate ATMs in their locations. We deploy ATMs under two distinct arrangements with our merchant partners: Company-owned and merchant-owned.
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
     Typically, we deploy ATMs under Company-owned arrangements for our national and regional merchant customers. Such customers include 7-Eleven, Chevron, Costco, CVS/Pharmacy, Duane Reade, ExxonMobil, Hess Corporation, Rite Aid, Safeway, Sunoco, Target, and Walgreens in the United States; Alfred Jones, Martin McColl, McDonalds, The Noble Organisation, Odeon Cinemas, Punch Taverns, Spar, Tates, and Vue Cinemas in the United Kingdom; and OXXO in Mexico. Because Company-owned locations are controlled by us (i.e., we control the uptime of the machines), are usually located in major national chains, and are thus more likely candidates for additional sources of revenue such as bank branding, they generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of March 31, 2008, we operated over 21,500 ATMs under Company-owned arrangements.

     Merchant-owned Arrangements.  Under a merchant-owned arrangement, the merchant owns the ATM and is responsible for its first-line maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services, second-line maintenance, 24-hour per day monitoring and customer service, and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with our smaller, independent merchant customers. In situations where a merchant purchases an ATM from us, the merchant normally retains responsibility for providing cash for the ATM. Because the merchant bears more of the costs associated with operating ATMs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a Company-owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and/or second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of March 31, 2008, we operated approximately 11,100 ATMs under merchant-owned arrangements.
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
     In-house Electronic Funds Transfer (“EFT”) Processing Operations.  In the fourth quarter of 2006, we began developing our own in-house EFT processing platform that provides us with the ability to control the processing of transactions conducted on our network of ATMs. Our in-house EFT processing operations provide us with the ability to control the content of the information appearing on the screens of our ATMs, which should in turn serve to increase the types of products and services that we will be able to offer to financial institutions. For example, with the ability to control screen flow, we expect to be able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. As our in-house EFT processing operations are focused on controlling the flow and content of information on the ATM screen, we will continue to rely on third party service providers to handle the generic back-end connections to the EFT networks and various fund settlement and reconciliation processes for our Company-owned accounts. However, we expect that this move will provide us with future operational cost savings in terms of lower overall processing costs once our conversion efforts are completed.
     As of March 31, 2008, we had converted approximately 20,300 of our Company- and merchant-owned ATMs from third party processors to our in-house EFT processing platform, including the ATMs in our United Kingdom portfolio and our advanced-functionality financial self-service kiosks, which are branded as “Vcom” terminals. Additionally, we are processing transactions for 675 ATMs owned by a third party who has engaged us to serve as the processor for a portion of its ATM portfolio. During 2007, we incurred $2.4 million in costs associated with our efforts to transition our current network of ATMs over to our in-house EFT processing platform, and we incurred $0.2 million during the first quarter of 2008. We currently expect to spend an additional $0.8 million this year to complete this conversion.
Recent Events
     7-Eleven ATM Transaction. In July 2007, the Company acquired the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”) for approximately $137.3 million in cash. The acquisition (the “7-Eleven ATM Transaction”) included approximately 5,500 ATMs located in 7-Eleven, Inc. (“7-Eleven”) stores throughout the United States, of which approximately 2,000 are Vcom machines that are capable of providing more sophisticated financial services, such as check cashing, money transfer, remote deposit capture, and bill payment services (collectively, the “Vcom Services”). Additionally, in connection with the 7-Eleven ATM Transaction, we entered into a placement agreement that provides us with, subject to certain conditions, a 10-year exclusive right to operate all ATMs and Vcom units in 7-Eleven locations throughout the United States, including any new stores opened or acquired by 7-Eleven.

     The operating results of our United States segment now include the results of the traditional ATM operations of the 7-Eleven Financial Services Business, including the traditional ATM activities conducted on the Vcom units. Additionally, as a result of the different functionality provided by the Vcom units, and the expected continued near-term operating losses associated with providing the Vcom Services, such operations have been identified as a separate reporting segment. Because of the significance of this acquisition, our operating results for the three months ended March 31, 2008 will not be comparable to our historical results for the three months ended March 31, 2007. In particular, our revenues and gross profits will be substantially higher, but these increased revenue and gross profit amounts will initially be substantially offset by higher operating expense amounts, including higher selling, general, and administrative expenses associated with running the combined operations. In addition, depreciation, accretion, and amortization expense amounts are significantly higher as a result of the tangible and intangible assets recorded as part of the acquisition.
     Merchant-owned Account Attrition.  In 2006 and 2007, we experienced significant attrition rates among our smaller merchant-owned customers in the United States. While part of the attrition was due to our initiative to identify and either restructure or eliminate certain underperforming merchant-owned accounts, an additional driver of this attrition was local and regional independent ATM service organizations that were targeting our smaller merchant-owned accounts upon the termination of the merchant’s contracts with us, or upon a change in the merchant’s ownership, which can be a common occurrence. Accordingly, we launched a second initiative to identify and retain those merchant-owned accounts where we believed it made economic sense to do so. Our retention efforts have been successful, as evident in the fact that the attrition of approximately 750 ATMs in 2007 was significantly lower than the attrition of over 1,900 experienced in 2006.
     In the first quarter of 2008, our U.S. merchant-owned portfolio declined by over 550 machines, over 90% of which was the result of the EFT networks’ mandate that all ATMs be compliant with a relatively new data encryption standard (“Triple-DES”). Rather than incurring the costs to update or replace their existing machines to be Triple-DES compliant, merchants with lower transacting ATMs decided to dispose of their ATMs. Specifically, the machines lost during the first quarter of 2008 due to Triple-DES were performing, on average, less than 120 cash withdrawal transactions per month during 2007, which is significantly lower than the approximately 285 cash withdrawal transactions per month that our U.S. merchant-owned ATMs averaged as a whole during the same period. Excluding the impact of Triple-DES, attrition levels significantly declined during the first quarter. Despite this decline, we still cannot predict whether we will continue to see reduced attrition rates in the future and whether our retention efforts will be continue to be successful. Furthermore, because of our efforts to eliminate certain underperforming accounts, we may continue to experience a downward trend in our merchant-owned account base in the future.

Results of Operations
     The following table sets forth our consolidated statements of operations information as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2008	2007
Revenues:
ATM operating revenues	95.4%	96.2%
Vcom operating revenues	1.0	—
ATM product sales and other revenues	3.5	3.8

Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	72.0	73.5
Cost of Vcom operating revenues	1.9	—
Cost of ATM product sales and other revenues	3.5	3.8

Total cost of revenues	77.4	77.2

Gross profit	22.6	22.8
Operating expenses:
Selling, general, and administrative expenses	7.1	8.6
Depreciation and accretion expense	7.5	8.6
Amortization expense	3.7	3.3

Total operating expenses	18.4	20.6

Income from operations	4.3	2.2
Other expense (income):
Interest expense, net	6.8	8.4
Minority interest in subsidiary	—	(0.2)
Other	0.9	(0.2)

Total other expense	7.6	8.1

Loss before income taxes	(3.3)	(5.9)
Income tax expense (benefit)	0.5	(1.3)

Net loss	(3.8)%	(4.5)%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $12.5 million and $8.5 million for the three month periods ended March 31, 2008 and 2007, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.3% and 11.4% for the three months ended March 31, 2008 and 2007, respectively.

Key Operating Metrics
     We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margins. The following table sets forth information regarding certain of these key measures for the periods indicated.

	Three Months Ended March 31,
	2008	2007
Average number of transacting ATMs:
United States: Company-owned	12,182	11,542
United States: Merchant-owned	10,947	11,843
United States: 7-Eleven Financial Services Business	5,672	—
United Kingdom	2,252	1,419
Mexico	1,422	424

Total average number of transacting ATMs	32,475	25,228

Total transactions (in thousands)	83,037	44,449
Total cash withdrawal transactions (in thousands)	53,890	31,180
Average monthly cash withdrawal transactions per average transacting ATM	553	412

Per ATM per month:
ATM operating revenues	$1,181	$947
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (1)	891	723

ATM operating gross profit (1) (2)	$290	$224

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	24.5%	23.6%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	13.7%	11.7%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $12.5 million and $8.5 million for the three month period ended March 31, 2008 and 2007, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $128 and $112 for the three month periods ended March 31, 2008 and 2007, respectively.

(2)	ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs. The revenue and expenses from ATM equipment sales, Vcom Services, and other ATM-related services are not included.
Revenues

	Three Months Ended March 31,
	2008	2007	% Change
	(In thousands)
ATM operating revenues	$115,062	$71,656	60.6%
Vcom operating revenues	1,235	—	—
ATM product sales and other revenues	4,278	2,862	49.5%

Total revenues	$120,575	$74,518	61.8%

     ATM operating revenues. ATM operating revenues generated during the three months ended March 31, 2008 increased $43.4 million over the three months ended March 31, 2007. Below is a detail, by geographic segment, of changes in the various components of ATM operating revenues:

	2008 to 2007 Variance
	U.S.	U.K.	Mexico	Total
	(In thousands)
Surcharge revenue	$15,977	$2,226	$1,130	$19,333
Interchange revenue	13,086	2,469	626	16,181
Branding and surcharge-free network revenue	7,874	—	1	7,875
Other	16	1	—	17

Total increase in ATM operating revenues	$36,953	$4,696	$1,757	$43,406

     United States.  During the three months ended March 31, 2008, our United States operations experienced a $37.0 million, or 63.5%, increase in ATM operating revenues over the same period in 2007. The majority of this increase was attributable to the 7-Eleven ATM Transaction, as the acquired 7-Eleven Financial Services Business generated $19.3 million of surcharge revenue, $12.7 million of interchange revenue, and $4.1 million of branding and surcharge-free network revenue during the first quarter of 2008. Also contributing to the increase in ATM operating revenues were the branding activities of our pre-existing domestic operations, which generated $3.8 million in incremental bank branding and surcharge-free network fees in 2008 when compared to 2007. These incremental revenues were a result of additional branding and surcharge-free network agreements entered into with financial institutions during 2007.
     The overall increase in ATM operating revenues from the acquired 7-Eleven Financial Services Business and our pre-existing domestic branding and surcharge-free network operations were partially offset by lower surcharge and interchange revenues associated with our pre-existing domestic operations. During the first quarter of 2008, our merchant-owned base experienced a $2.8 million decline in surcharge revenues and a $0.6 million decline in interchange revenue when compared to the same period in 2007. These declines were primarily a result of the decline in the average number of transacting merchant-owned ATMs in the United States, as discussed in “Recent Events — Merchant-owned Account Attrition” above. Additionally, surcharge revenues from our Company-owned base declined by $0.6 million during 2007, primarily as a result of a shift in revenues from surcharge-based fees to surcharge-free branding and network fees due to the additional branding and surcharge-free network arrangements entered into with financial institutions during 2007.
     United Kingdom.  Our United Kingdom operations also contributed to the higher ATM operating revenues for the three months ended March 31, 2008, as the surcharge and interchange revenues earned in this segment during 2008 increased by 21.2% and 100.6%, respectively, over the same period in 2007. These incremental revenues were primarily driven by the increase in the average number of transacting ATMs in the United Kingdom, which increased from 1,419 ATMs during the first quarter of 2007 to 2,252 ATMs during the first quarter of 2008, due to additional ATM deployments. However, the increase in revenues was lower than originally anticipated due to lower than expected surcharge transaction levels during the first quarter of 2008. The primary factor contributing to this decline was certain service-related issues associated with one of our third-party armored cash providers. As a result of certain issues stemming from the merger-integration of two of our third-party armored cash providers in late 2007, our ATMs in the United Kingdom experienced a higher percentage of downtime due to cash outages during the fourth quarter of 2007 and the first quarter of 2008. Although we have recently seen a decline in the number of resulting cash outages and expect that the service-related issues will be resolved during the latter half of 2008, it is likely that such issues will continue to somewhat negatively impact the operating results of our United Kingdom operations in the near term. Additionally, it should be noted that we have taken a number of steps to help mitigate the negative impact of these third-party service issues on our ongoing operations. In particular, we are in the process of establishing our own in-house armored courier operation, which we expect will formally commence operations in the third quarter of 2008. Such operation will initially service the cash needs of approximately 300 of our ATMs located throughout the London metropolitan area. While this operation is not expected to provide significant initial cost savings, we do anticipate that it will alleviate some of the aforementioned third-party armored cash service-related issues.
     Despite the above factors that are negatively impacting transaction levels of our United Kingdom ATMs, overall transaction-based revenues have increased as transaction levels at recently-deployed ATMs continue to mature and reach consistent monthly transaction levels.
     Mexico.  Our Mexico operations further contributed to the increase in ATM operating revenues as a result of the increase in the average number of transacting ATMs associated with these operations, which rose from 424 during the first quarter of 2007 to 1,422 during the first quarter of 2008 as a result of additional ATM deployments throughout 2007 and in the first quarter of 2008.
     Vcom operating revenues. We acquired our advanced-functionality (or Vcom) operations as a part of the 7-Eleven ATM Transaction in July 2007. The Vcom operating revenues generated during the first quarter of 2008 were primarily comprised of check cashing fees. Although the revenues generated by our Vcom operations during the most recent quarter were nominal, we expect that revenues from these operations will increase in the future as we continue our efforts to restructure these operations. We have undertaken a relocation project to concentrate our Vcom units in 13 selected markets within the U.S.  Such concentrations, which we expect to be completed in the third quarter of 2008, will allow us to advertise the availability of the advanced-functionality services to consumers within those markets to increase awareness, which we expect will result in an increased number of advanced-functionality transactions being conducted on those machines.
     ATM product sales and other revenues. ATM product sales and other revenues for the three months ended March 31, 2008 were higher than those generated during the same period in 2007 due to higher value-added reseller (“VAR”) program sales, higher equipment sales, and higher service call income resulting from Triple-DES security upgrades performed in the United States.
Cost of Revenues

	Three Months Ended March 31,
	2008	2007	% Change
	(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$86,832	$54,736	58.6%
Cost of Vcom operating revenues	2,269	—	—
Cost of ATM product sales and other revenues	4,164	2,797	48.9%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$93,265	$57,533	62.1%

     Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the three months ended March 31, 2008 increased $32.1 million over the same period in 2007. Below is a detail, by geographic segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	2008 to 2007 Variance
	U.S.	U.K.	Mexico	Total
		(In thousands)
Merchant commissions	$10,344	$1,873	$565	$12,782
Cost of cash	7,641	1,997	440	10,078
Repairs and maintenance	3,713	111	138	3,962
Direct operations	1,784	420	89	2,293
Communications	1,227	445	81	1,753
Processing fees	592	453	183	1,228

Total increase in cost of ATM operating revenues	$25,301	$5,299	$1,496	$32,096

     United States.  During the three months ended March 31, 2008, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $25.3 million over the cost incurred during the same period in 2007. This increase was primarily the result of the 7-Eleven ATM Transaction, as the ATM operations of the acquired 7-Eleven Financial Services Business incurred $25.7 million of expenses during the first quarter of 2008, including $12.8 million of merchant fees, $6.8 million in costs of cash, $3.0 million of repairs and maintenance costs, $1.1 million in communication costs, and $1.1 million of processing fees. The $25.7 million of incremental expenses generated by the ATM operations of the acquired 7-Eleven Financial Services Business is net of $2.0 million of amortization expense related to the liabilities we recorded in connection with the acquisition to value certain unfavorable operating leases and an operating contract assumed as a part of the 7-Eleven ATM Transaction. For additional details related to these liabilities, see Note 2 to our consolidated financial statements.
     Our pre-existing United States operations also contributed to the higher cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization), including (i) $1.5 million of additional employee-related costs directly allocable to our pre-existing domestic operations as a result of our decision to hire additional personnel during 2007 to focus on our initiatives, and (ii) $0.8 million of higher costs of cash due to higher armored courier costs as a result of the increase in the number of Company-owned machines. Offsetting these increases in costs were lower merchant fees associated with our pre-existing domestic operations, which decreased $2.5 million when compared to the same period in 2007 primarily due to the year-over-year decline in the number of domestic merchant-owned ATMs (further discussed in “Recent Events — Merchant-owned Account Attrition” above) and the related surcharge revenues.

     United Kingdom.  During the three months ended March 31, 2008, our United Kingdom operations contributed to the increase in the cost of ATM operating revenues with such costs increasing $5.3 million over the same period in 2007. These increases were primarily due to higher costs of cash and merchant payments, which resulted from the increased number of ATMs operating in the United Kingdom during the first quarter of 2008 compared to the same period in 2007. Additionally, due to the aforementioned third-party armored cash service-related issues, we maintained higher cash balances in our ATMs within the United Kingdom during the first quarter of 2008 in an effort to minimize the amount of downtime caused by such service disruptions, thus contributing to the overall year-over-year increase in our cost of cash amounts.
     Mexico.  Our Mexico operations further contributed to the increase in the cost of ATM operating revenues as a result of the increase in the average number of transacting ATMs associated with our Mexico operations and the increased number of transactions conducted on our machines during the first quarter of 2008 compared to the first quarter of 2007.
     Cost of Vcom operating revenues. The cost of Vcom operating revenues incurred during the first quarter of 2008 was primarily related to costs of cash as well as communication and maintenance expense related to the Vcom Services provided by our advanced-functionality operations.
     Cost of ATM product sales and other revenues. The cost of ATM product sales and other revenues increased by $1.4 million during the three months ended March 31, 2008 compared to the same period in 2007. On a percentage basis, this 48.9% increase is consistent with the 49.5% increase in ATM product sales and other revenues during the period. As noted in “—Revenues—ATM product sales and other revenues” above, we had higher VAR program sales, higher equipment sales, and higher service call income resulting from Triple-DES security upgrades performed in the United States during the first quarter of 2008 compared to the same period in 2007.
Gross Profit Margin

	2008	2007
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	24.5%	23.6%
Inclusive of depreciation, accretion, and amortization	13.7%	11.7%
Vcom operating gross profit margin	(83.7)%	—
ATM product sales and other revenues gross profit margin	2.7%	2.3%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	22.6%	22.8%
Inclusive of depreciation, accretion, and amortization	12.3%	11.4%
     ATM operating gross profit margin. For the three months ended March 31, 2008, ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased 0.9% and ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased 2.0% when compared to the same period in 2007. Such increases were primarily the result of the 7-Eleven ATM Transaction, as the acquired ATM operations earned higher gross margin percentages than our pre-existing operations during the quarter. Partially offsetting the positive impact of the 7-Eleven ATM Transaction were our United Kingdom operations, which experienced lower gross margins due to the significant number of ATM deployments that occurred in our United Kingdom operations during the latter half of 2007, as many of those ATMs are still in the process of achieving consistent recurring monthly transaction levels. Furthermore, our gross profit margin continued to be negatively impacted by a higher percentage of downtime experienced by our ATMs in the United Kingdom as a result of the previously discussed third-party armored cash service-related issues. While we expect such service-related issues to be resolved during the latter half of 2008, it is likely that such issues will continue to negatively impact the operating results of our United Kingdom operations in the near-term.
     ATM product sales and other revenues gross profit margin.  For the three months ended March 31, 2008, our ATM product sales and other revenues gross profit margin increased by 0.4%, primarily as a result of the substantial completion of our Triple-DES upgrade efforts. Because all ATMs operating on the EFT networks were required to be Triple-DES compliant by the end of 2007 and early 2008, we saw an increase during 2007 in the number of ATM sales associated with the Triple-DES upgrade process. However, in certain circumstances, we sold the machines at little or, in some cases, negative margins in exchange for renewals of the underlying ATM operating agreements. As a result, gross margins associated with our ATM product sales and other activities were negatively impacted during

2007 and the early part of 2008. However, we expect such margins to improve slightly during the remainder of 2008 now that the Triple-DES compliance upgrade process has been completed.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2008	2007	% Change
	(In thousands)
Selling, general, and administrative expenses	$8,350	$6,238	33.9%
Stock-based compensation	201	206	(2.4)%

Total selling, general, and administrative expenses	$8,551	$6,444	32.7%

Percentage of total revenues:
Selling, general, and administrative expenses	6.9%	8.4%
Stock-based compensation	0.2%	0.3%
Total selling, general, and administrative expenses	7.1%	8.6%
     Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation.  For the three months ended March 31, 2008, SG&A expenses, excluding stock-based compensation, increased $2.1 million over the same period in 2007. This increase was attributable to our United States operations, which experienced an increase of $2.2 million, or 44.2%, in the first quarter of 2008 when compared to the same period in 2007, including a $1.2 million increase in employee-related costs, primarily on the sales and marketing side of our business and the employees assumed in connection with the 7-Eleven ATM Transaction, and a $0.4 million increase in professional fees, primarily as a result of our ongoing compliance efforts with the Sarbanes-Oxley Act of 2002.
     While our SG&A expenses are expected to continue to increase on an absolute basis as a result of our future growth initiatives, we expect that such costs will remain relatively consistent, as a percentage of total revenues, with the levels seen during the first quarter of 2008.
Depreciation and Accretion Expense

	Three Months Ended March 31,
	2008	2007	% Change
	(In thousands)
Depreciation expense	$8,687	$6,172	40.7%
Accretion expense	395	226	74.8%

Depreciation and accretion expense	$9,082	$6,398	42.0%

Percentage of total revenues:
Depreciation expense	7.2%	8.3%
Accretion expense	0.3%	0.3%
Total depreciation and accretion expense	7.5%	8.6%
     Depreciation expense. For the three months ended March 31, 2008, depreciation expense increased by $2.5 million over the same period in 2007. This increase was primarily attributable to the 7-Eleven ATM Transaction, which resulted in an additional $1.6 million of depreciation related to the acquired ATMs, Vcom units, and other assets. Included within the $1.6 million is the amortization of assets associated with the capital leases assumed in the acquisition. Also contributing to the year-over-year increase was our United Kingdom and Mexico operations, which recognized additional depreciation of $1.3 million and $0.3 million, respectively, during the first quarter of 2008 due to the deployment of additional ATMs under Company-owned arrangements. Partially offsetting these increases was lower depreciation related to the ATMs associated with our pre-existing domestic operations, as we recognized $1.6 million in accelerated depreciation expense during the first quarter of 2007 related to certain ATMs that were to be deinstalled early as a result of contract terminations and our Triple-DES security compliance efforts.
     Accretion expense. We account for our asset retirement obligations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that we estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. Accretion expense for the three months ended March 31, 2008 increased over the same period in 2007 due to the increase in the number of machines deployed under Company-owned arrangements.
     In the future, we expect that our depreciation and accretion expense will continue to grow in proportion to the increase in the number of ATMs we own and deploy throughout our Company-owned portfolio.
Amortization Expense

	Three Months Ended March 31,
	2008	2007	% Change
	(In thousands)
Amortization expense	$4,503	$2,486	81.1%
Percentage of total revenues	3.7%	3.3%
     For the three months ended March 31, 2008, amortization expense, which is primarily comprised of amortization of intangible merchant and branding contracts/relationships associated with our past acquisitions, increased by 81.1% when compared to the same period in 2007. This increase in amortization was the result of our acquisition of the 7-Eleven Financial Services Business, which resulted in an additional $2.0 million in incremental amortization expense during the period associated with the intangible assets recorded in connection with the acquisition.
Interest Expense, Net

	Three Months Ended March 31,
	2008	2007	% Change
	(In thousands)
Interest expense, net	$7,632	$5,892	29.5%
Amortization of deferred financing costs and bond discounts	508	356	42.7%

Total interest expense, net	$8,140	$6,248	30.3%

Percentage of revenues	6.8%	8.4%
     Interest expense, net. Interest expense, excluding the amortization of deferred financing costs and bond discounts, increased by $1.7 million during the three months ended March 31, 2008 when compared to the same period in 2007. The majority of the increase was due to our issuance of $100.0 million in Series B Notes in July 2007 to partially finance the 7-Eleven ATM Transaction. This issuance resulted in $2.3 million of additional interest expense during the first quarter of 2008, excluding the amortization of the related discount and deferred financing costs. Partially offsetting the incremental interest associated with our Series B Notes were lower average outstanding balances under our revolving credit facility for the first quarter of 2008 compared to the first quarter of 2007. Also contributing to the year-over-year decrease in interest expense was the overall decrease in the level of floating interest rates under our revolving credit facility.
     Amortization of deferred financing costs and bond discounts. The increase in the amortization of deferred financing costs and bond discounts during the first quarter of 2008 was a result of the additional financing costs incurred in connection with the Series B Notes and amendments made to our revolving credit facility in May 2007 to modify the interest rate spreads on outstanding borrowings and other pricing terms and in July 2007 as part of the 7-Eleven ATM Transaction.

Other Expense (Income)

	Three Months Ended March 31,
	2008	2007	% Change
	(In thousands)
Minority interest	$—	$(112)	(100.0)%
Other expense (income)	1,061	(119)	(991.6)%

Total other expense (income)	$1,061	$(231)	(559.3)%

Percentage of revenues	0.9%	(0.3)%
     Other expense for the three months ended March 31, 2008 was primarily comprised of losses on the disposal of fixed assets that were incurred in conjunction with the deinstallation of ATMs during the period. For the three month period ended March 31, 2007, the $0.2 million of other income was primarily attributable to the sale of the equity securities awarded to the Company in 2006 pursuant to the bankruptcy plan of reorganization for Winn-Dixie Stores, Inc., one of the Company’s merchant customers, which resulted in total gains of $0.6 million, and minority interest income, which represents the portion of Cardtronics Mexico’s losses allocable to the minority interest shareholders. This income was partially offset by $0.5 million in losses on the disposal of fixed assets during the period. The $0.2 million in other expense for the period ended March 31, 2006, was primarily attributable to losses on the disposal of fixed assets.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2008	2007	% Change
	(In thousands)
Income tax expense (benefit)	$565	$(973)	(158.1)%
Effective tax rate	(14.0)%	22.3%
     Our income tax expense increased by $1.5 million during the three months ended March 31, 2008 when compared to the same period in 2007. The increase was primarily driven by the establishment of valuation allowances of $1.2 million, net of amounts provided for current year benefits, associated with various domestic deferred tax assets due to uncertainties surrounding our ability to utilize the related tax benefits in future periods. Additionally, we do not expect to record any additional domestic federal or state income tax benefits in our financial statements until it is more likely than not that such benefits will be utilized. Finally, due to the exclusion of certain deferred tax liability amounts from our ongoing analysis of our domestic net deferred tax asset position, we will likely continue to record additional valuation allowances for our domestic operations throughout the remainder of the year. Accordingly, our overall effective tax rate will continue to be negative until we begin to report positive pre-tax book income on a consolidated basis.
     During the three months ended March 31, 2007, the lower effective tax rate was due to the relative mix of pre-tax income and loss amounts in the our foreign and domestic jurisdictions and the fact that we were not (and continue to not) recognize any tax benefits associated with our Mexico operations. Furthermore, we were in a taxable income position with respect to our domestic state income taxes but in a taxable loss position with respect to our domestic federal income taxes, which further contributed to the lower overall effective tax rate for the three months ended March 31, 2007.
Liquidity and Capital Resources
Overview
     As of March 31, 2008, we had approximately $8.9 million in cash and cash equivalents on hand and approximately $345.9 million in outstanding long-term debt and capital lease obligations.
     Prior to December 2007, we had historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, private placements of equity securities, and the sale of bonds. However, in December 2007, we completed our initial public offering of 12,000,000 shares of our common stock. Furthermore, we have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we typically collect our cash on a daily basis but pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.
     We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed.
Operating Activities
     Net cash used in operating activities totaled $10.3 million for the three months ended March 31, 2008 compared to net cash provided by operating activities of $2.6 million during the same period in 2007. The year-over-year decrease was primarily attributable to the timing of changes in our working capital balances. Specifically, we paid approximately $8.9 million more of accounts payables and accrued liabilities during the first quarter of 2008 compared to the first quarter of 2007, including approximately $5.3 million in additional cash interest in 2008 related to our Series B Notes, which were issued in July 2007. Additionally, we collected approximately $5.0 million less in accounts and notes receivable during the three months ended March 31, 2008.
Investing Activities
     Net cash used in investing activities totaled $26.1 million for the three months ended March 31, 2008, compared to $9.3 million for the same period in 2007. The year-over-year increase was driven by incremental ATM purchases, primarily in our United States and United Kingdom segments. Additionally, during 2007, we received $4.0 million in proceeds from the sale of our Winn-Dixie equity securities during 2007 and $0.9 million of proceeds out of an escrow account associated with a previous acquisition, which served to offset our capital expenditures.
     Anticipated Future Capital Expenditures.  We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements, as opposed to acquisitions. However, we will continue to pursue selected acquisition opportunities that complement our existing ATM network, some of which could be material, such as the 7-Eleven ATM Transaction that we completed in July 2007. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.
     We currently expect that our capital expenditures for the remaining nine months of 2008 will total approximately $24 million, net of minority interest, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect such expenditures to be funded with cash generated from our operations, supplemented by borrowings under our revolving credit facility. To that end, we recently amended our revolving credit facility in March 2008 to increase the amount of capital expenditures that we can incur on a rolling 12-month basis to $90.0 million. This modification should provide us with the ability to incur the level of capital expenditures that we currently deem necessary to support our ongoing operations and future growth initiatives.
     As a result of the 7-Eleven ATM Transaction, we assumed responsibility for certain ATM operating lease contracts that will expire at various times during the next three years, the majority of which will expire in 2009. Accordingly, at that time, we will be required to renew such lease contracts, enter into new lease contracts, or purchase new or used ATMs to replace the leased equipment. If we decide to purchase new ATMs and terminate the existing lease contracts at that time, we currently anticipate that we will incur between $13.0 and $16.0 million in related capital expenditures. However, in the event we decide to purchase the leased equipment at the end of the lease term rather than purchasing new ATMs, our expenditures would be substantially less than the above estimated amounts. Additionally, we currently have $7.2 million in letters of credit posted under our revolving credit facility in favor of the lessors under these leases. These letters of credit will expire at the end of the lease terms. See Note 8 to our consolidated financial statements for additional details on these letters of credit.

Financing Activities
     Net cash provided by financing activities totaled $31.9 million for the three months ended March 31, 2008 compared to $5.7 million for the same period in 2007. The higher amount in 2008 was primarily due to incremental borrowings under our revolving credit facility to fund the increase in capital expenditures discussed in “—Investing Activities” above. Although the amount outstanding under our revolving credit facility may fluctuate over the course of the year, we currently expect that the overall level of our senior debt, absent any acquisitions or unanticipated changes in our working capital and capital expenditure levels, will trend downward over the remainder of the year.
Financing Facilities
     As of March 31, 2008, we had approximately $345.9 million in outstanding long-term debt and capital lease obligations, which was comprised of (i) $296.2 million (net of discount of $3.8 million) of our Series A and Series B senior subordinated notes, (ii) $39.5 million in borrowings under our revolving credit facility, (iii) $8.5 million in notes payable outstanding under equipment financing lines of our Mexico subsidiary, and (iv) $1.7 million in capital lease obligations.
     Revolving credit facility.  Borrowings under our revolving credit facility bear interest at a variable rate based upon the London Interbank Offered Rate (“LIBOR”), or prime rate, at our option. Additionally, we pay a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us.
     In March 2008, we amended our facility such that we may incur up to $90 million in capital expenditures on a rolling 12-month basis. As a result of this amendment, the primary restrictive covenants within the facility include (i) limitations on the amount of senior debt that we can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, and (iv) limitations on the amount of capital expenditures that we can incur on a rolling 12-month basis. Additionally, we are currently prohibited from making any cash dividends pursuant to the terms of the facility.
     As of March 31, 2008, we were in compliance with all covenants contained within the facility and had the ability to borrow an additional $128.3 million under the facility based on such covenants.
     Other borrowing facilities
     Bank Machine overdraft facility.  In addition to the above revolving credit facility, Bank Machine has a £2.0 million unsecured overdraft facility that expires in July 2008. This facility, which bears interest at 1.75% over the bank’s base rate (currently 5.00%), is utilized for general corporate purposes for our United Kingdom operations. As of March 31, 2008, approximately £1.0 million ($2.0 million) of this facility had been utilized to help fund certain working capital commitments. Amounts outstanding under the overdraft facility are reflected in accounts payable in our consolidated balance sheet, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts.
     Cardtronics Mexico equipment financing agreements.  During 2006 and 2007, Cardtronics Mexico entered into six separate five-year equipment financing agreements with a single lender. Such agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of March 31, 2008, $90.4 million pesos ($8.5 million U.S.) were outstanding under the agreements in place at the time, with future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the loan agreement, we have issued a guaranty for 51.0% of the obligations under this agreement (consistent with our ownership percentage in Cardtronics Mexico.) As of March 31, 2008, the total amount of the guaranty was $46.1 million pesos ($4.3 million U.S.).

   Lease agreements.  In connection with the 7-Eleven ATM Transaction, we assumed certain capital and operating lease obligations for approximately 2,000 ATMs. We currently have $7.2 million in letters of credit posted under our revolving credit facility in favor of the lessors under these assumed equipment leases. These letters of credit reduce the available borrowing capacity under our revolving credit facility. As of March 31, 2008, the principal balance of our capital lease obligations totaled $1.7 million.
New Accounting Standards
     Fair Value Measurement. In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. In summary, SFAS No. 157 does the following:
1.	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

2.	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

3.	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the Company’s creditworthiness when valuing liabilities; and

4.	Expands disclosures about instruments measured at fair value.
     In addition, SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. “Level 1” inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. “Level 2” inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. “Level 3” inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     We adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. As a result of our adoption of SFAS No. 157, we recorded a $1.6 million reduction of the unrealized loss associated with our interest rate swaps, which served to decrease our derivative liability and reduce our other comprehensive loss. Such adjustment reflects the consideration of nonperformance risk by our Company for interest rate swaps that were in a net liability position as of March 31, 2008, and the nonperformance risk of our counterparties for interest rate swaps that were in a net asset position as of March 31, 2008, as measured by the use of applicable credit default spreads. For additional information on our adoption of this standard, see Note 15 to our consolidated financial statements.
     Fair Value Option. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides allows companies the option to measure certain financial instruments and other items at fair value. We have elected not to adopt the fair value option provisions of this statement.
     Issued But Not Yet Adopted
     As of March 31, 2008, the following accounting standards and interpretations had not yet been adopted by the Company:
     Business Combinations. In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest, and certain contingencies, including contingent consideration, be measured at fair value, and certain other acquisition-related costs, including costs of a plan to exit an activity or terminate and relocate employees, be expensed rather than capitalized. SFAS No. 141R will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted. We will adopt the provisions of SFAS No. 141R on January 1, 2009 and apply the requirements of the statement to business combinations that occur subsequent to its adoption.
     Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which provides guidance on the presentation of minority interest in the financial statements and the accounting for and reporting of transactions between the reporting entity and the holders of such noncontrolling interest. This standard requires that minority interest be presented as a separate component of equity rather than as a “mezzanine” item between liabilities and equity and requires that minority interest be presented as a separate caption in the income statement. In addition, this standard requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The provisions of SFAS No. 160 are to be applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. We will adopt the provisions of SFAS No. 160 on January 1, 2009 and are currently assessing the impact its adoption will have on our financial position and results of operations.
     Disclosures about Derivatives and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities – an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. This standard requires a company to provide enhanced disclosures about (a) how and why the company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. We will adopt the provisions of SFAS No. 161 on January 1, 2009 and apply the disclosure requirements to disclosures made subsequent to our adoption.
     Useful Life of Intangible Assets. In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (discussed above) and other applicable accounting literature. We will adopt the provision of FSP FAS 142-3 on January 1, 2009 and are currently assessing the impact our adoption will have on our financial position and results of operations.

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
     As a result of the significant sensitivity surrounding the vault cash interest expense for our U.S. operations, we have entered into a number of interest rate swaps to fix the rate of interest we pay on a portion of our current and anticipated outstanding domestic vault cash balances. The swaps in place as of March 31, 2008 serve to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)
$550,000	4.61%	April 1, 2008 – December 31, 2008
$550,000	4.30%	January 1, 2009 – December 31, 2009
$550,000	4.11%	January 1, 2010 – December 31, 2010
$400,000	3.72%	January 1, 2011 – December 31, 2011
$200,000	3.96%	January 1, 2012 – December 31, 2012
     The following table presents a hypothetical sensitivity analysis of our vault cash interest expense based on our outstanding vault cash balances as of March 31, 2008 and assuming a 100 basis point increase in interest rates:

				Additional Interest Incurred			Additional Interest Incurred
				on 100 Basis Point Increase			on 100 Basis Point Increase
	Vault Cash Balance as of			(Excluding Impact of			(Including Impact of
	March 31, 2008			Interest Rate Swaps)			Interest Rate Swaps)
	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$747.3	$747.3		$7.5	$7.5		$2.0	$2.0
United Kingdom		£82.8	164.5		£0.8	1.6		£0.8	1.6
Mexico	p $	152.7	14.3	p $	1.5	0.1	p $	1.5	0.1

Total			$926.1			$9.2			$3.7

     As of March 31, 2008, we had a liability of $27.1 million recorded in our balance sheet related to our interest rate swaps, which represented the fair value liability of such agreements based on third-party quotes for similar instruments with the same terms and conditions, as such instruments are required to be carried at fair value. These swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of such swaps have been reported in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. As a result of our overall net loss position for tax purposes, we have not recorded any deferred taxes on the loss amount related to these interest rate hedges, as we do not currently believe that we will be able to realize such benefits.
     Net amounts paid or received under such swaps are recorded as adjustments to our cost of ATM operating revenues in the accompanying consolidated statements of operations. During the three month periods ended March 31, 2008 and 2007, the gains or losses as a result of ineffectiveness associated with our existing interest rate swaps were immaterial.
     We have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico.

     Interest expense.  Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Based on the $39.5 million outstanding under the facility as of March 31, 2008, for every interest rate increase of 100 basis points, we would incur an additional $0.4 million of interest expense on an annualized basis.
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
Foreign Currency Exchange Risk
     Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico in 2006, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the U.S. dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income (loss) in our consolidated financial statements. As of March 31, 2008, such translation gain totaled approximately $7.7 million compared to approximately $9.1 million as of December 31, 2007.
     Although changes in foreign currency rates did not materially impact our results of operations during the three months ended March 31, 2008, our operating results were materially impacted by increases in the value of the British pound relative to the U.S. dollar during 2007. Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican peso relative to the U.S. dollar. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon Bank Machine’s operating income for the three months ended March 31, 2008 would have been an unfavorable or favorable adjustment, respectively, of approximately $0.1 million. A similar sensitivity analysis would have resulted in a negligible adjustment to Cardtronics Mexico’s financial results for the three months ended March 31, 2008. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.
     We do not hold derivative commodity instruments and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4T. CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, management concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective.
     In light of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2007, we performed additional analyses and other procedures that were designed to provide our management with reasonable assurance regarding the reliability of (1) our financial reporting and (2) the preparation of the consolidated financial statements as of and for the three months ended March 31, 2008, in accordance with accounting principles generally accepted in the United States of America. Based on these additional procedures, our management has determined that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
     Management is committed to achieving effective internal control over financial reporting. Our remediation efforts are described in Item 9A(T) in our Annual Report on Form 10-K for the year ended December 31, 2007. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In 2006, Duane Reade, Inc. (“Customer”), one of our merchant customers, filed a complaint in the New York State Supreme Court alleging that we had breached an ATM operating agreement with the Customer by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. As the term of our operating agreement with the Customer extends to December 2014, the Customer’s claims could exceed $12.0 million. In response to a motion for summary judgment filed by the Customer and a cross-motion filed by us, the New York State Supreme Court ruled in September 2007 that our interpretation of the ATM operating agreement was the appropriate interpretation and expressly rejected the Customer’s proposed interpretations. The Customer has appealed this ruling. Notwithstanding that appeal, we believe that the ultimate resolution of this dispute will not have a material adverse impact on our financial condition or results of operations.
     We are also subject to various legal proceedings and claims arising in the ordinary course of its business. We have provided reserves where necessary for all claims and management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
     As a result of our decision to create an in-house armored transport operation within the United Kingdom, we are now exposed to a number of additional risks, as outlined below. Such risks should be read in conjunction with the risk factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

     The armored transport business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.
     The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability. While we will seek to maintain appropriate levels of insurance to adequately protect the Company from such risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that such insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A successful claim brought against us for which coverage is denied or which is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
     If not done properly, the transitioning of armored transport services from third-party service providers to our own internal operations could lead to service interruptions, which would harm our business and our relationships with our merchants.
     We have no prior experience in providing armored transport services to the ATM industry. Accordingly, we have hired, and will continue to hire, additional personnel with experience in running such an operation, including personnel with the requisite industry and security-related experience. Because this is a new business for us, there is an increased risk that our transition efforts will not be successful, thus resulting in service interruptions for our merchants. Furthermore, if not performed properly, the provisioning of armored transport services to our ATMs could result in such ATMs either running out of cash, thereby resulting in lost transactions and revenues, or having excess cash, thereby unnecessarily increasing our operating costs. Furthermore, if such issues were to occur, it could damage our relationships with the affected merchants, thus negatively impacting our business, financial condition and results of operations.

ITEM 6. EXHIBITS
     Each exhibit identified below is part of this Report. Exhibits filed with this Report are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).

3.2	Second Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).

10.1	Amendment No. 8 to Credit Agreement, dated as of March 19, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on 8-K filed by Cardtronics, Inc. on March 25, 2008).

*31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS, INC.
May 13, 2008	/s/ Jack Antonini
Jack Antonini
President and Chief Executive Officer (Principal Executive Officer)

May 13, 2008	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
     Each exhibit identified below is part of this Report. Exhibits filed with this Report are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).

3.2	Second Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).

10.1	Amendment No. 8 to Credit Agreement, dated as of March 19, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on 8-K filed by Cardtronics, Inc. on March 25, 2008).

*31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.