Form 10-Q
period 2008-06-30
CARDTRONICS INC
filed 2008-08-14
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33864

CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0681190
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3110 Hayes Road, Suite 300 Houston, TX (Address of principal executive offices)	77082 (Zip Code)
Registrant’s telephone number, including area code: (281) 596-9988
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, par value: $0.0001 per share.	Shares outstanding on August 8, 2008: 40,546,583

CARDTRONICS, INC.
When we refer to “us,” “we,” “our,” “ours” or “the Company,” we are describing Cardtronics, Inc. and/or our subsidiaries.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,155	$13,439
Accounts and notes receivable, net of allowance of $465 and $560 as of June 30, 2008 and December 31, 2007, respectively	21,405	23,248
Inventory	3,508	2,355
Restricted cash, short-term	12,061	5,900
Deferred tax asset, net	214	216
Prepaid expenses, deferred costs, and other current assets	14,086	11,627

Total current assets	56,429	56,785
Restricted cash	323	317
Property and equipment, net	176,088	163,912
Intangible assets, net	121,698	130,901
Goodwill	234,466	235,185
Prepaid expenses and other assets	8,201	4,185

Total assets	$597,205	$591,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,293	$882
Current portion of capital lease obligations	853	1,147
Current portion of other long-term liabilities	18,878	16,201
Accounts payable	20,721	34,385
Accrued liabilities	65,851	70,524

Total current liabilities	107,596	123,139
Long-term liabilities:
Long-term debt, net of current portion and related discounts	341,158	307,733
Capital lease obligations, net of current portion	598	982
Deferred tax liability, net	11,329	11,480
Asset retirement obligations	19,100	17,448
Other long-term liabilities	13,661	23,392

Total liabilities	493,442	484,174

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 45,531,082 and 43,571,956 shares issued as of June 30, 2008 and December 31, 2007, respectively; 40,525,333 and 38,566,207 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	4	4
Subscriptions receivable (at face value)	(128)	(229)
Additional paid-in capital	191,323	190,508
Accumulated other comprehensive loss, net	(808)	(4,518)
Accumulated deficit	(38,407)	(30,433)
Treasury stock; 5,005,749 shares at cost	(48,221)	(48,221)

Total stockholders’ equity	103,763	107,111

Total liabilities and stockholders’ equity	$597,205	$591,285

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
ATM operating revenues	$121,505	$73,964	$236,567	$145,620
Vcom operating revenues	1,363	—	2,598	—
ATM product sales and other revenues	4,107	3,275	8,385	6,137

Total revenues	126,975	77,239	247,550	151,757
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	91,862	56,344	178,694	111,080
Cost of Vcom operating revenues	1,739	—	4,008	—
Cost of ATM product sales and other revenues	3,662	3,288	7,826	6,085

Total cost of revenues	97,263	59,632	190,528	117,165
Gross profit	29,712	17,607	57,022	34,592
Operating expenses:
Selling, general, and administrative expenses	9,800	6,920	18,351	13,364
Depreciation and accretion expense	10,039	5,182	19,121	11,580
Amortization expense	4,501	2,372	9,004	4,858

Total operating expenses	24,340	14,474	46,476	29,802
Income from operations	5,372	3,133	10,546	4,790
Other expense (income):
Interest expense, net	7,722	6,000	15,354	11,892
Amortization of deferred financing costs and bond discounts	530	360	1,038	716
Minority interest in subsidiary	—	—	—	(112)
Other	1,042	478	2,103	359

Total other expense	9,294	6,838	18,495	12,855
Loss before income taxes	(3,922)	(3,705)	(7,949)	(8,065)
Income tax expense (benefit)	(540)	1,910	25	937

Net loss	(3,382)	(5,615)	(7,974)	(9,002)
Preferred stock accretion expense	—	66	—	133

Net loss available to common stockholders	$(3,382)	$(5,681)	$(7,974)	$(9,135)

Net loss per common share – basic and diluted	$(0.09)	$(0.41)	$(0.21)	$(0.65)

Weighted average shares outstanding – basic and diluted	38,735,027	14,026,960	38,662,452	13,996,586

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,974)	$(9,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	28,125	16,438
Amortization of deferred financing costs and bond discounts	1,038	716
Stock-based compensation expense	811	455
Deferred income taxes	(111)	831
Gain on sale of Winn-Dixie equity securities	—	(569)
Minority interest	—	(112)
Loss on disposal of assets	2,056	990
Other reserves and non-cash items	(3,643)	676
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts and notes receivable, net	1,534	925
(Increase) decrease in prepaid, deferred costs, and other current assets	(1,621)	356
(Increase) decrease in inventory	157	(1,187)
(Increase) decrease in other assets	394	(165)
Increase (decrease) in accounts payable and accrued liabilities	(10,335)	5,333
Decrease in other liabilities	(2,371)	(1,652)

Net cash provided by operating activities	8,060	14,033

Cash flows from investing activities:
Additions to property and equipment	(43,090)	(23,912)
Proceeds from sale of property and equipment	—	3
Payments for exclusive license agreements and site acquisition costs	(497)	(817)
Additions to equipment to be leased to customers	—	(422)
Principal payments received under direct financing leases	17	13
Proceeds from sale of Winn-Dixie equity securities	—	3,950
Acquisition, net of cash acquired	—	876

Net cash used in investing activities	(43,570)	(20,309)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	76,236	25,039
Repayments of long-term debt and capital leases	(43,829)	(17,060)
Repayments of borrowings under bank overdraft facility, net	(3,881)	(2,597)
Payments received on subscriptions receivable	101	—
Proceeds from exercises of stock options	286	46
Equity offering costs	(1,489)	—
Debt issuance and modification costs	(54)	(15)

Net cash provided by financing activities	27,370	5,413

Effect of exchange rate changes on cash	(144)	(19)

Net decrease in cash and cash equivalents	(8,284)	(882)

Cash and cash equivalents at beginning of period	13,439	2,718

Cash and cash equivalents at end of period	$5,155	$1,836

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$16,096	$12,142
Cash paid for income taxes	$220	$27
Fixed assets financed with direct debt	$—	$2,545
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General and Basis of Presentation
General
Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) owns and operates approximately 28,700 automated teller machines (“ATM”) in all 50 states of the United States, 2,500 ATMs located throughout the United Kingdom, and 1,800 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free network of ATMs within the United States (based on the number of participating ATMs) and works with financial institutions to place their logos on the Company’s ATM machines, thus providing convenient surcharge-free access to the financial institutions’ customers.
Basis of Presentation
This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
The financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 are unaudited. The Consolidated Balance Sheet as of December 31, 2007 was derived from the audited balance sheet filed in the Company’s 2007 Form 10-K. In management’s opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s interim period results have been made. The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s reported net loss or stockholders’ equity.
The unaudited interim consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Because the Company owns a majority (51.0%) interest in and absorbs a majority of the losses or returns of Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a minority interest. As of June 30, 2008 and December 31, 2007, the cumulative losses generated by Cardtronics Mexico and allocable to the minority interest stockholders exceeded the underlying equity amounts of the minority interest stockholders. Accordingly, all future losses generated by Cardtronics Mexico will be allocated 100% to the Company until such time that Cardtronics Mexico generates a cumulative amount of earnings sufficient to cover all excess losses allocable to the Company, or until such time that the minority interest stockholders contribute additional equity to Cardtronics Mexico in an amount sufficient to cover the losses. As of June 30, 2008, the cumulative amount of excess losses allocated to the Company totaled approximately $0.6 million. Such amount is net of contributions of $0.3 million made by the minority interest stockholders during 2007.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and these differences could be material to the financial statements.

Cost of ATM Operating Revenues and Gross Profit Presentation
The Company presents “Cost of ATM operating revenues” and “Gross profit” within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expenses related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from cost of ATM operating revenues and gross profit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$8,734	$4,757	$16,696	$10,778
Amortization expense	4,501	2,372	9,004	4,858

Total depreciation, accretion, and amortization expenses excluded from cost of ATM operating revenues and gross profit	$13,235	$7,129	$25,700	$15,636

(2) Acquisitions
Acquisition of 7-Eleven Financial Services Business
On July 20, 2007, the Company acquired substantially all of the assets of the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”) for approximately $137.3 million in cash (the “7-Eleven ATM Transaction”). The 7-Eleven ATM Transaction included approximately 5,500 ATMs located in 7-Eleven, Inc. (“7-Eleven”) stores throughout the United States, of which approximately 2,000 were advanced-functionality financial self-service kiosks, referred to as “Vcom” terminals, that are capable of providing more sophisticated financial services, such as check-cashing, remote deposit capture (which is deposit taking at ATMs not located on a bank’s premises using electronic imaging), money transfer, bill payment services, and other kiosk-based financial services (collectively, the “Vcom Services”).
The Company accounted for the 7-Eleven ATM Transaction pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the Company allocated the total purchase consideration to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The purchase price allocation resulted in goodwill of approximately $62.2 million, which is deductible for tax purposes.
Pro Forma Results of Operations. The Company’s Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 includes the results of operations of the 7-Eleven Financial Services Business. The following table presents the unaudited pro forma information combined results of operations of the Company and the acquired 7-Eleven Financial Services Business, after giving effect to certain pro forma adjustments, including the effects of the issuance of the Series B Notes (as defined in Note 8) and additional borrowings under its revolving credit facility, as amended, for the three and six month periods ended June 30, 2007. For additional information on these financing transactions, see Note 8. The unaudited pro forma financial results assume that the 7-Eleven ATM Transaction and the related financing transactions occurred on January 1, 2007.

	Three Months	Six Months
	Ended June 30, 2007	Ended June 30, 2007
	(In thousands, excluding per share amounts)
Revenues	$115,301	$231,340
Income from operations	3,266	10,086
Net loss available to common stockholders	(7,719)	(10,087)
Net loss per share – basic and diluted	(0.55)	(0.72)
This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that would have occurred had those transactions been consummated on January 1, 2007. Additionally, the pro forma results for the six months ended June 30, 2007 include approximately $4.2 million of placement fee revenues associated with the Vcom operations of the 7-Eleven Financial Services Business, which are not expected to recur in future periods. Furthermore, the pro forma results are not necessarily indicative of the future results to be expected for the consolidated operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Cost of ATM operating revenues	$132	$15	$197	$31
Selling, general, and administrative expenses	413	218	614	424

Total stock-based compensation expense	$545	$233	$811	$455

The increase in stock-based compensation expense during the three and six month periods ended June 30, 2008 was due to the Company’s issuance of 1,640,250 shares of restricted stock and 153,000 stock options to certain of its employees during June 2008. Both the restricted shares and the stock options were granted under the Company’s 2007 Stock Incentive Plan.
Restricted Shares. The restricted shares granted in June 2008 represent non-vested shares that will vest ratably over a four-year service period. These shares had a total grant-date fair value of $14.2 million, or $8.63 per share. Compensation expense associated with the restricted stock grants totaled approximately $181,000 during the three months ended June 30, 2008, and, based upon our estimates of forfeitures, there was approximately $13.5 million of unrecognized compensation cost associated with these shares as of June 30, 2008, which will be recognized over the remaining vesting period. Prior to the second quarter restricted stock issuances, the Company had no restricted shares outstanding.
Options. A summary of the Company’s outstanding stock options as of June 30, 2008 and changes during the six months ended June 30, 2008 are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding as of January 1, 2008	4,960,041	$7.78
Granted	153,000	$8.96
Exercised	(318,876)	$0.90
Forfeited	(130,156)	$11.22
Cancelled	(406,367)	$11.40

Options outstanding as of June 30, 2008	4,257,642	$7.89

Options vested and exercisable as of June 30, 2008	2,858,718	$6.21
The options granted in June 2008 had a total grant-date fair value of $559,000, or $3.65 per share.

(4) Earnings per Share
The Company reports its earnings per share in accordance with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the three and six month periods ended June 30, 2008 and 2007, the Company incurred net losses and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. The anti-dilutive securities included outstanding stock options, restricted shares, and, for periods prior to their conversion in December 2007, the Company’s Series B redeemable convertible preferred stock. The following is a summary of the potentially dilutive securities that have been excluded from the computation of diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	1,149,774	1,614,681	1,157,555	1,619,832
Restricted shares	—	—	—	10,979
Preferred stock	—	7,390,413	—	7,390,413

Total potentially dilutive securities	1,149,774	9,005,094	1,157,555	9,021,224

(5) Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(3,382)	$(5,615)	$(7,974)	$(9,002)
Unrealized gains on interest rate hedges, net of taxes	18,421	1,366	4,956	194
Foreign currency translation adjustments	162	2,660	(1,246)	2,500
Reclassifications of unrealized gains on available-for-sale securities, net of taxes	—	—	—	(498)

Total comprehensive income (loss)	$15,201	$(1,589)	$(4,264)	$(6,806)

The significant increase in the total comprehensive income figure for the three month period ended June 30, 2008 was due to the increase in current and forecasted interest rates that occurred during the period, which resulted in a decline in the fair value of the liability associated with the Company’s interest rate hedges. For additional information on the Company’s interest rate hedges, see Note 12.
Accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Unrealized losses on interest rate hedges	$(8,688)	$(13,644)
Foreign currency translation adjustments	7,880	9,126

Total accumulated other comprehensive loss	$(808)	$(4,518)

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested in the foreign countries in which those subsidiaries operate for an indefinite period of time. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts reflected in the tables above. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to these interest rate swaps as of June 30, 2008 or December 31, 2007, as management does not currently believe the Company will be able to realize the benefits associated with its net deferred tax asset positions.

(6) Intangible Assets
Intangible Assets with Indefinite Lives
The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of June 30, 2008 and December 31, 2007, as well as the changes in the net carrying amounts for the six months ended June 30, 2008, by geographic segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of December 31, 2007	$150,445	$84,050	$690	$200	$4,015	$239,400
Purchase price adjustments	6	—	—	—	—	6
Foreign currency translation adjustments	—	(717)	(8)	—	(35)	(760)

Balance as of June 30, 2008	$150,451	$83,333	$682	$200	$3,980	$238,646

Intangible Assets with Definite Lives
The following is a summary of the Company’s intangible assets that are subject to amortization as of June 30, 2008:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer and branding contracts/relationships	$163,328	$(58,169)	$105,159
Deferred financing costs	14,064	(5,030)	9,034
Exclusive license agreements	5,420	(2,137)	3,283
Non-compete agreements	105	(63)	42

Total	$182,917	$(65,399)	$117,518

(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Accrued merchant settlement amounts	$13,313	$5,807
Accrued merchant fees	10,924	9,933
Accrued interest	10,609	11,257
Accrued armored fees	5,579	5,879
Accrued cash management fees	4,558	5,574
Accrued maintenance fees	3,844	6,970
Accrued compensation	2,740	3,832
Accrued ATM telecommunications costs	1,454	1,424
Accrued processing costs	1,454	1,477
Accrued property and sales taxes	1,123	446
Accrued interest rate swap payments	1,079	147
Accrued purchases	584	6,098
Other accrued expenses	8,590	11,680

Total	$65,851	$70,524

(8) Long-Term Debt
The Company’s long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Revolving credit facility	$37,500	$4,000
Senior subordinated notes due August 2013 (net of unamortized discounts of $3.6 million as of June 30, 2008 and $3.9 million as of December 31, 2007)	296,356	296,088
Other	8,595	8,527

Total	342,451	308,615
Less current portion	1,293	882

Total excluding current portion	$341,158	$307,733

Credit Facility
As of June 30, 2008, $37.5 million of borrowings were outstanding under the Company’s $175.0 million revolving credit facility. Additionally, $7.1 million in letters of credit had been posted under the facility in favor of the lessors under the ATM equipment leases that the Company assumed in connection with the 7-Eleven ATM Transaction. These letters of credit, which the lessors may draw upon in the event the Company fails to make payments under the leases, further reduced the Company’s borrowing capacity under the facility. As of June 30, 2008, the Company’s available borrowing capacity under the amended facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) and interest expense covenants contained in the agreement, totaled approximately $130.4 million. As of June 30, 2008, the Company was in compliance with all applicable covenants and ratios under the facility.
Senior Subordinated Notes
On July 20, 2007, the Company issued $100.0 million 9.25% senior subordinated notes due 2013 — Series B (the “Series B Notes”) pursuant to Rule 144A of the Securities Act of 1933, as amended. In conjunction with this issuance, the Company entered into a registration rights agreement with the bondholders, pursuant to which the Company was required to either (1) register the Series B Notes with the SEC on or before July 14, 2008 (the “Effectiveness Target Date”) and successfully complete an exchange offer with respect to the Series B Notes within 30 days following the Effectiveness Target Date or (2) be subject to higher interest rates on the Series B Notes in subsequent periods. On June 10, 2008, the Series B Notes were successfully registered with the SEC, and on July 18, 2008, the Company successfully completed its exchange offer. The form and terms of the Series B Notes are the same as the form and terms of the Company’s $200.0 million senior subordinated notes due 2013 (the “Series A Notes”).
As of June 30, 2008, the Company was in compliance with all applicable covenants required under both the $200.0 million Series A Notes and the $100.0 million Series B Notes.
(9) Asset Retirement Obligations
The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Asset Retirement Obligations. Asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. In accordance with SFAS No. 143, for each group of ATMs, the Company has recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over the estimated useful lives of the underlying ATMs, and the related liabilities are being accreted to their full value over the same period of time.

The following table is a summary of the changes in Company’s asset retirement obligation liability for the six months ended June 30, 2008 (in thousands):

Asset retirement obligation as of January 1, 2008	$17,448
Additional obligations	2,622
Accretion expense	826
Payments	(1,527)
Change in estimates	(265)
Foreign currency translation adjustments	(4)

Asset retirement obligation as of June 30, 2008	$19,100

The change in estimates during the six months ended June 30, 2008 represents the write-off of residual liability amounts during the first quarter of 2008 associated with a portfolio of ATMs previously installed at one of the Company’s merchant customers’ locations. As the entire portfolio of machines was deinstalled in conjunction with the Company’s Triple-DES security upgrade efforts in 2007 and 2008, the Company no longer has any further deinstallation obligations associated with the previously-installed ATMs. The amount shown as a change in estimates represents the difference in the costs that the Company originally estimated it would incur to deinstall the ATMs and the actual costs incurred on the deinstallations.
(10) Other Liabilities
Other liabilities consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Obligations associated with acquired unfavorable contracts	$8,046	$8,158
Interest rate swaps	7,528	4,489
Deferred revenue	1,665	1,789
Other	1,639	1,765

Total	$18,878	$16,201

Other Long-Term Liabilities:
Interest rate swaps	$4,640	$9,155
Obligations associated with acquired unfavorable contracts	3,667	7,626
Deferred revenue	2,818	3,380
Other long-term liabilities	2,536	3,231

Total	$13,661	$23,392

(11) Commitments and Contingencies
Legal and Other Regulatory Matters
In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the New York State Supreme Court alleging that the Company had breached its ATM operating agreement with the Customer by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interest and costs, and projects that additional damages will accrue to it at a rate of approximately $100,000 per month, exclusive of interest and costs. As the term of the Company’s operating agreement with the Customer extends to December 2014, the Customer’s claims could exceed $12.0 million. In response to a motion for summary judgment filed by the Customer and a cross-motion filed by the Company, the New York State Supreme Court ruled in September 2007 that the Company’s interpretation of the ATM operating agreement was the appropriate interpretation and expressly rejected the Customer’s proposed interpretations. The Customer appealed this ruling, and on August 5, 2008, the New York State Court of Appeals remanded the case back to the New York State Supreme Court for trial on the merits. Notwithstanding that decision, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on its financial condition or results of operations.

The Company has recently been made aware of a security incident affecting a previous third-party service provider and, in turn, potentially affecting certain of the Company’s ATMs located in the stores of one of the Company’s merchant customers in the United States. In May 2008, the Company received a notification from a financial institution indicating that it believes approximately $3.0 million in fraudulent cash withdrawals have occurred on that financial institution’s network of ATMs as a result of the security incident. The Company also understands that approximately $1.7 million in cash has been recovered and that some or all of these recovered funds may be applied to the financial institution’s losses. In any event, based on information received to date, the Company does not believe that the security incident referred to above caused any cardholder personal identification numbers (“PINs”) to be compromised and thus does not believe that the fraudulent cash withdrawals were associated with the security incident. The Company is working closely with this financial institution to try to identify the source of the financial institution’s recent PIN-based losses. To the extent additional notifications are received by, or loss claims are made against, the Company related to this security incident, the Company intends to work through its normal process with its insurance carrier and its partners to determine the appropriate means of addressing those notifications or claims. In the event the Company is unsuccessful in its efforts to effectively address any such notifications or claims, and it is determined that the Company is liable for any losses that are deemed to have resulted from the security incident, the Company’s financial results could be negatively impacted.
In addition to the above items, the Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company’s management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on the Company’s financial condition or results of operations.
Capital and Operating Leases
Capital Lease Obligations. As a result of the 7-Eleven ATM Transaction, the Company assumed responsibility for certain capital lease contracts that will expire at various times through June 2010. Upon the fulfillment of certain payment obligations related to the capital leases, ownership of the ATMs transfers to the Company. As of June 30, 2008, approximately $1.5 million of capital lease obligations were included within the Company’s Consolidated Balance Sheet.
Operating Lease Obligations. In addition to the capital leases assumed in connection with the 7-Eleven ATM Transaction, the Company also assumed certain operating leases. In conjunction with its purchase price allocation related to the 7-Eleven ATM Transaction, the Company recorded approximately $8.7 million of other liabilities (current and long-term) to value certain unfavorable equipment operating leases assumed as part of the acquisition. These liabilities are being amortized over the remaining terms of the underlying leases, the majority of which expire in late 2009, and serve to reduce ATM operating lease expense amounts to the fair value of these services as of the date of the acquisition. During the three and six month periods ended June 30, 2008, the Company recognized approximately $0.9 million and $1.8 million, respectively, in lease expense reductions associated with the amortization of these liabilities, and the remaining balance as of June 30, 2008 was $5.2 million. Upon the expiration of the operating leases, the Company will be required to renew the lease contracts, enter into new lease contracts or purchase new or used ATMs to replace the leased equipment.
Related Letters of Credit. Additionally, in connection with the 7-Eleven ATM Transaction, the Company posted $7.5 million in letters of credit related to these operating and capital leases upon which the lessors can draw in the event the Company fails to make scheduled payments under the leases. These letters of credit, which are reduced periodically as payments are made under the leases, will be released upon the expiration of the leases. As of June 30, 2008, the total outstanding balance under these letters of credit was $7.1 million.
Other Commitments
Asset Retirement Obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $19.1 million accrued for these liabilities as of June 30, 2008. For additional information on the Company’s asset retirement obligations, see Note 9.

(12) Derivative Financial Instruments
As a result of its variable-rate debt and ATM cash management activities, the Company is exposed to changes in interest rates (the London Interbank Offered Rate (“LIBOR”) and the federal funds effective rate in the United States, LIBOR in the United Kingdom, and the Mexican Interbank Rate in Mexico). It is the Company’s policy to limit the variability of a portion of its expected future interest payments as a result of changes in the underlying rates by utilizing certain types of derivative financial instruments.
To meet the above objective, the Company has entered into several LIBOR-based and federal funds effective rate-based interest rate swaps to fix the interest rate paid on $550.0 million of the Company’s current and anticipated outstanding ATM cash balances in the United States. The swaps in place as of June 30, 2008 serve to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)
$550,000	4.61%	July 1, 2008 – December 31, 2008
$550,000	4.30%	January 1, 2009 – December 31, 2009
$550,000	4.11%	January 1, 2010 – December 31, 2010
$400,000	3.72%	January 1, 2011 – December 31, 2011
$200,000	3.96%	January 1, 2012 – December 31, 2012
As of June 30, 2008 and December 31, 2007, the Company had a net liability of $8.7 million and $13.6 million, respectively, recorded in its Consolidated Balance Sheets related to the above interest rate swaps, which represented the fair value of the agreements based on third-party quotes for similar instruments with the same terms and conditions, as the instruments are required to be carried at fair value. These swaps have been classified as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to these interest rate swaps as of June 30, 2008 or December 31, 2007, as management does not currently believe that the Company will be able to realize the benefits associated with its net deferred tax asset positions.
Net amounts paid or received under the swaps are recorded as adjustments to the Company’s “Cost of ATM operating revenues” in the accompanying Consolidated Statements of Operations. During the three and six month periods ended June 30, 2008 and 2007, gains or losses incurred as a result of ineffectiveness associated with the Company’s interest rate swaps were immaterial.
As of June 30, 2008, the Company has not entered into any derivative financial instruments to hedge its variable interest rate exposure in the United Kingdom or Mexico.
(13) Income Taxes
Income tax expense (benefit) based on the Company’s loss before income taxes was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Income tax expense (benefit)	$(540)	$1,910	$25	$937
Effective tax rate	13.8%	(51.6)%	(0.3)%	(11.6)%

The Company computes its quarterly income tax provision amounts under the effective tax rate method based on applying an anticipated effective tax rate in each major tax jurisdiction, if and when applicable, to the pre-tax book income or loss amounts generated in the jurisdictions. During the three and six month periods ended June 30, 2008, the Company increased its valuation allowance by approximately $0.8 million and $1.9 million, respectively. Such increases were due to the Company’s determination that it is more likely than not that it will not be able to realize the benefit associated with the net deferred tax asset balance related to its domestic operations. The negative effective tax rates reflected above were due to the domestic valuation allowance discussed above, the relative mix of pre-tax loss amounts in the Company’s foreign and domestic jurisdictions, and the fact that the Company is not currently recognizing any tax benefits associated with its Mexico operations. Furthermore, the Company was in a taxable income position with respect to its domestic state income taxes but in a taxable loss position with respect to its domestic federal income taxes, which also contributed to the overall negative effective tax rates for certain periods reflected above.
The Company is currently not recording any valuation allowances related to the deferred tax assets associated with its United Kingdom operations as the Company currently believes it is more likely than not that it will have sufficient taxable income in future periods, including the reversal of existing deferred tax liabilities, to utilize those assets. However, the Company’s United Kingdom operations have generated significant pre-tax book losses during the six months ended June 30, 2008. If such losses were to continue through the remainder of 2008 and into 2009, the Company may be required to establish a valuation allowance for a portion, if not all, of any net deferred tax asset balance associated with such operations.
(14) Segment Information
As of June 30, 2008, the Company’s operations consisted of its United States, United Kingdom, Mexico, and Advanced Functionality segments. While each of these segments provides similar ATM-related services, each segment is managed separately, as they require different marketing and business strategies. Furthermore, the Company previously determined that the advanced-functionality services provided through the acquired Vcom units exhibited different economic characteristics than the traditional ATM services provided by its other three segments, in large part due to the anticipated losses associated with providing advanced-functionality services and the fact that these operations will be managed separately until they can achieve break-even status.
Management uses earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense to assess the operating results and effectiveness of its business segments. Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s and its business segments’ operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with GAAP. Below is a reconciliation of EBITDA to net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
EBITDA	$18,870	$10,209	$36,568	$20,981
Depreciation and accretion expense	10,039	5,182	19,121	11,580
Amortization expense	4,501	2,372	9,004	4,858
Interest expense, net, including amortization of deferred financing costs and bond discounts	8,252	6,360	16,392	12,608
Income tax expense	(540)	1,910	25	937

Net loss	$(3,382)	$(5,615)	$(7,974)	$(9,002)

The following tables reflect certain financial information for each of the Company’s reporting segments. All intercompany transactions between the Company’s reporting segments have been eliminated.

	For the Three Months Ended June 30, 2008
		United			Advanced
	United States	Kingdom		Mexico	Functionality	Eliminations	Total
	(In thousands)
Revenue from external customers	$102,688	$19,701		$3,223	$1,363	$—	$126,975
Intersegment revenues	525	—		—	—	(525)	—
Cost of revenues	75,603	17,541	(1)	2,745	1,899	(525)	97,263
Selling, general, and administrative expenses	7,884	1,538		277	101	—	9,800

EBITDA	19,320	138	(1)	49	(637)	—	18,870

Depreciation and accretion expense	6,583	3,055		406	—	(5)	10,039
Amortization expense	3,952	536		13	—	—	4,501
Interest expense, net	6,607	1,432		213	—	—	8,252

Capital expenditures, excluding acquisitions (2) (3)	6,076	8,679		2,696	39	—	17,490

	For the Three Months Ended June 30, 2007
		United
	United States	Kingdom		Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$60,972	$15,380		$887	$—	$77,239
Intersegment revenue	(11)	—		—	11	—
Cost of revenues	47,619	11,240	(1)	762	11	59,632
Selling, general, and administrative expenses	5,496	1,050		307	67	6,920

EBITDA	7,502	2,956	(1)	(182)	(67)	10,209

Depreciation and accretion expense	3,488	1,652		44	(2)	5,182
Amortization expense	1,937	422		13	—	2,372
Interest expense, net	5,251	1,041		68	—	6,360

Capital expenditures, excluding acquisitions (2) (3)	3,919	5,550		1,361	—	10,830
Additions to equipment to be leased to customers	—	—		219	—	219

	For the Six Months Ended June 30, 2008
		United			Advanced
	United States	Kingdom		Mexico	Functionality	Eliminations	Total
	(In thousands)
Revenue from external customers	$201,806	$37,341		$5,805	$2,598	$—	$247,550
Intersegment revenues	720	—		—	—	(720)	—
Cost of revenues	150,020	31,933	(1)	4,932	4,363	(720)	190,528
Selling, general, and administrative expenses	15,120	2,466		575	190	—	18,351

EBITDA	36,265	2,082	(1)	176	(1,955)	—	36,568

Depreciation and accretion expense	12,696	5,737		715	—	(27)	19,121
Amortization expense	7,905	1,074		25	—	—	9,004
Interest expense, net	13,110	2,888		394	—	—	16,392

Capital expenditures, excluding acquisitions (2) (3)	21,718	18,866		2,763	240	—	43,587

	For the Six Months Ended June 30, 2007
		United
	United States	Kingdom		Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$121,927	$28,340		$1,490	$—	$151,757
Intersegment revenue	82	—		—	(82)	—
Cost of revenues	95,603	20,310	(1)	1,302	(50)	117,165
Selling, general, and administrative expenses	10,643	2,037		617	67	13,364

EBITDA	15,738	5,783	(1)	(441)	(99)	20,981

Depreciation and accretion expense	8,530	3,010		69	(29)	11,580
Amortization expense	4,004	829		25	—	4,858
Interest expense, net	10,484	2,032		92	—	12,608

Capital expenditures, excluding acquisitions (2) (3)	12,110	11,224		1,395	—	24,729
Additions to equipment to be leased to customers	—	—		422	—	422

(1)	During the second quarter of 2008, we experienced a significant increase in transactions conducted on our ATMs in the United Kingdom with counterfeit credit cards. Due to a delay in the completion of our Europay MasterCard Visa (“EMV”) security standard certification with the network whose brand was on those cards, we are liable under the network’s rules for the resulting claims, which we estimate could total $1.3 million. As a result, our cost of revenues and EBITDA were negatively impacted by the $1.3 million charge during the three and six month periods ended June 30, 2008. Additionally, we incurred a similar charge in the amount of $0.4 million during the second quarter of 2007, which negatively impacted our United Kingdom segment’s costs of revenues and EBITDA for the three and six months ended June 30, 2007.

(2)	Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs.

(3)	Capital expenditure amounts for Mexico are reflected gross of any minority interest amounts.
Identifiable Assets:

	June 30, 2008	December 31, 2007
	(In thousands)
United States	$405,802	$409,120
United Kingdom	170,505	163,464
Mexico	13,364	12,337
Advanced Functionality	7,534	6,364

Total	$597,205	$591,285

(15) New Accounting Pronouncements
Adopted
Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. In summary, SFAS No. 157 does the following:
•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value;
•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;
•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the Company’s creditworthiness when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

In addition, SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
•	“Level 1” inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	“Level 2” inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
•	“Level 3” inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value.
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
The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring non-financial assets and non-financial liabilities. Nonrecurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. As a result of the adoption of SFAS No. 157, the Company recorded a $1.6 million reduction of the unrealized loss associated with its interest rate swaps, which served to decrease the Company’s liability associated with the interest rate swaps and reduce its other comprehensive loss. This adjustment reflected the consideration of nonperformance risk by the Company for interest rate swaps that were in a net liability position and the nonperformance risk of the Company’s counterparties for interest rate swaps that were in a net asset position, as measured by the use of applicable credit default spreads, as of the date of adoption.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

	Fair Value Measurements
	Total Carrying
	Value as of
	June 30, 2008	Level 1	Level 2	Level 3
	(In thousands)
Interest rate swaps	$(8,689)	$—	$(8,689)	$—
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
Issued but Not Yet Adopted
As of June 30, 2008, the Company had not adopted the following accounting standards and interpretations:
Business Combinations. In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest, and certain contingencies, including contingent consideration, be measured at fair value, and certain other acquisition-related costs, including costs of a plan to exit an activity or terminate and relocate employees, be expensed rather than capitalized. SFAS No. 141R will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted. The Company will adopt the provisions of SFAS No. 141R effective January 1, 2009 and apply the requirements of the statement to business combinations that occur subsequent to its adoption.
Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which provides guidance on the presentation of minority interest in the financial statements and the accounting for and reporting of transactions between the reporting entity and the holders of the noncontrolling interest. This standard requires that minority interest be presented as a separate component of equity rather than as a “mezzanine” item between liabilities and equity and requires that minority interest be presented as a separate caption in the income statement. In addition, this standard requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The provisions of SFAS No. 160 are to be applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company will adopt the provisions of SFAS No. 160 on January 1, 2009 and is currently assessing the impact its adoption will have on the Company’s financial position and results of operations.
Disclosures about Derivatives and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities – an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. This standard requires a company to provide enhanced disclosures about (1) how and why the company uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (3) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. The Company will adopt the provisions of SFAS No. 161 on January 1, 2009 and apply the disclosure requirements to disclosures made subsequent to its adoption.
Useful Life of Intangible Assets. In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (discussed above) and other applicable accounting literature. The Company will adopt the provisions of FSP FAS 142-3 on January 1, 2009 and is currently assessing its impact the adoption will have on the Company’s financial position and results of operations.

(16) Supplemental Guarantor Financial Information
The Company’s Series A and Series B Notes are guaranteed on a full and unconditional basis by the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007 and the condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$104,416	$22,924	$(365)	$126,975
Operating costs and expenses	673	95,189	26,111	(370)	121,603

Operating (loss) income	(673)	9,227	(3,187)	5	5,372
Interest expense, net, including amortization of deferred financing costs and bond discounts	34	6,573	1,645	—	8,252
Equity in (earnings) losses of subsidiaries	1,962	—	—	(1,962)	—
Other (income) expense, net	(116)	522	636	—	1,042

(Loss) income before income taxes	(2,553)	2,132	(5,468)	1,967	(3,922)
Income tax expense (benefit)	834	—	(1,374)	—	(540)

Net (loss) income available to common stockholders	$(3,387)	$2,132	$(4,094)	$1,967	$(3,382)

	Three Months Ended June 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$60,961	$16,267	$11	$77,239
Operating costs and expenses	282	58,258	15,490	76	74,106

Operating (loss) income	(282)	2,703	777	(65)	3,133
Interest expense, net, including amortization of deferred financing costs and bond discounts	2,159	3,092	1,109	—	6,360
Equity in (earnings) losses of subsidiaries	1,201	—	—	(1,201)	—
Other (income) expense, net	—	344	134	—	478

(Loss) income before income taxes	(3,642)	(733)	(466)	1,136	(3,705)
Income tax expense (benefit)	1,908	52	(50)	—	1,910

Net (loss) income	(5,550)	(785)	(416)	1,136	(5,615)
Preferred stock accretion expense	66	—	—	—	66

Net (loss) income available to common stockholders	$(5,616)	$(785)	$(416)	$1,136	$(5,681)

Condensed Consolidating Statements of Operations – Continued

	Six Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$204,769	$43,146	$(365)	$247,550
Operating costs and expenses	690	189,249	47,457	(392)	237,004

Operating (loss) income	(690)	15,520	(4,311)	27	10,546
Interest expense, net	83	13,027	3,282	—	16,392
Equity in (earnings) losses of subsidiaries	5,384	—	—	(5,384)	—
Other (income) expense, net	(172)	1,293	982	—	2,103

(Loss) income before income taxes	(5,985)	1,200	(8,575)	5,411	(7,949)
Income tax expense (benefit)	2,016	136	(2,127)	—	25

Net (loss) income available to common stockholders	$(8,001)	$1,064	$(6,448)	$5,411	$(7,974)

	Six Months Ended June 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$122,009	$29,830	$(82)	$151,757
Operating costs and expenses	589	118,191	28,199	(12)	146,967

Operating (loss) income	(589)	3,818	1,631	(70)	4,790
Interest expense, net	4,360	6,124	2,124	—	12,608
Equity in (earnings) losses of subsidiaries	3,235	—	—	(3,235)	—
Other (income) expense, net	(112)	137	222	—	247

Loss before income taxes	(8,072)	(2,443)	(715)	3,165	(8,065)
Income tax expense (benefit)	860	105	(28)	—	937

Net (loss) income	(8,932)	(2,548)	(687)	3,165	(9,002)
Preferred stock accretion expense	133	—	—	—	133

Net loss available to common stockholders	$(9,065)	$(2,548)	$(687)	$3,165	$(9,135)

Condensed Consolidating Balance Sheets

	As of June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$25	$4,991	$139	$—	$5,155
Receivables, net	1,937	18,053	3,759	(2,344)	21,405
Other current assets	1,923	16,023	13,402	(1,479)	29,869

Total current assets	3,885	39,067	17,300	(3,823)	56,429
Property and equipment, net	—	102,438	73,835	(185)	176,088
Intangible assets, net	8,290	98,859	14,549	—	121,698
Goodwill	—	150,451	84,015	—	234,466
Investments in and advances to subsidiaries	49,367	—	—	(49,367)	—
Intercompany receivable (payable)	(480)	8,113	(7,633)	—	—
Prepaid expenses and other assets	396,822	6,721	1,803	(396,822)	8,524

Total assets	$457,884	$405,649	$183,869	$(450,197)	$597,205

Liabilities and Stockholders’ Equity:
Current portion of long-term debt	$—	$—	$1,293	$—	$1,293
Current portion of capital lease obligations	—	853	—	—	853
Current portion of other long-term liabilities	—	18,878	—	—	18,878
Accounts payable and accrued liabilities	10,863	55,155	24,372	(3,818)	86,572

Total current liabilities	10,863	74,886	25,665	(3,818)	107,596
Long-term debt, net of current portion	333,856	275,846	128,278	(396,822)	341,158
Capital lease obligations, net of current portion	—	598	—	—	598
Deferred tax liability	9,402	980	947	—	11,329
Asset retirement obligations	—	12,816	6,284	—	19,100
Other non-current liabilities	—	13,661	—	—	13,661

Total liabilities	354,121	378,787	161,174	(400,640)	493,442
Stockholders’ equity	103,763	26,862	22,695	(49,557)	103,763

Total liabilities and stockholders’ equity	$457,884	$405,649	$183,869	$(450,197)	$597,205

Condensed Consolidating Balance Sheets – Continued

	As of December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$76	$11,576	$1,787	$—	$13,439
Receivables, net	(292)	20,894	2,713	(67)	23,248
Other current assets	1,031	8,781	10,876	(590)	20,098

Total current assets	815	41,251	15,376	(657)	56,785
Property and equipment, net	—	99,764	64,360	(212)	163,912
Intangible assets, net	8,768	106,808	15,325	—	130,901
Goodwill	—	150,445	84,740	—	235,185
Investments in and advances to subsidiaries	50,249	—	—	(50,249)	—
Intercompany receivable (payable)	(863)	6,395	(5,532)	—	—
Prepaid expenses and other assets	368,424	2,970	1,532	(368,424)	4,502

Total assets	$427,393	$407,633	$175,801	$(419,542)	$591,285

Liabilities and Stockholders’ Equity:
Current portion of long-term debt	$—	$—	$882	$—	$882
Current portion of capital lease obligations	—	1,147	—	—	1,147
Current portion of other long-term liabilities	—	16,032	169	—	16,201
Accounts payable and accrued liabilities	12,808	66,726	26,027	(652)	104,909

Total current liabilities	12,808	83,905	27,078	(652)	123,139
Long-term debt, net of current portion	300,088	265,725	110,343	(368,423)	307,733
Capital lease obligations, net of current portion	—	982	—	—	982
Deferred tax liability	7,386	980	3,114	—	11,480
Asset retirement obligations	—	12,332	5,116	—	17,448
Other non-current liabilities	—	22,868	524	—	23,392

Total liabilities	320,282	386,792	146,175	(369,075)	484,174
Stockholders’ equity	107,111	20,841	29,626	(50,467)	107,111

Total liabilities and stockholders’ equity	$427,393	$407,633	$175,801	$(419,542)	$591,285

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(5,239)	$5,930	$7,369	$—	$8,060

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(21,907)	(21,183)	—	(43,090)
Payments for exclusive license agreements and site acquisition costs	—	(50)	(447)	—	(497)
Principal payments received under direct financing leases	—	—	17	—	17

Net cash used in investing activities	—	(21,957)	(21,613)	—	(43,570)

Proceeds from issuance of long-term debt	76,400	44,179	16,870	(61,213)	76,236
Repayments of long-term debt	(42,900)	(34,735)	(251)	34,057	(43,829)
Issuance of long-term notes receivable	(61,213)	—	—	61,213	—
Payments received on long-term notes receivable	34,057	—	—	(34,057)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(3,881)	—	(3,881)
Proceeds from exercises of stock options	286	—	—	—	286
Other financing activities	(1,442)	—	—	—	(1,442)

Net cash provided by financing activities	5,188	9,444	12,738	—	27,370

Effect of exchange rate changes on cash	—	—	(144)	—	(144)

Net decrease in cash and cash equivalents	(51)	(6,583)	(1,650)	—	(8,284)
Cash and cash equivalents at beginning of period	76	11,576	1,787	—	13,439

Cash and cash equivalents at end of period	$25	$4,993	$137	$—	$5,155

Condensed Consolidating Statements of Cash Flows – Continued

	Six Months Ended June 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(7,593)	$12,239	$9,387	$—	$14,033

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(11,800)	(12,109)	—	(23,909)
Payments for exclusive license agreements and site acquisition costs	—	(306)	(511)	—	(817)
Additions to equipment to be leased to customers, net of principal payments received under direct financing leases	—	—	(409)	—	(409)
Proceeds from sale of Winn-Dixie equity securities	—	3,950	—	—	3,950
Acquisition, net of cash acquired	—	876	—	—	876

Net cash used in investing activities	—	(7,280)	(13,029)	—	(20,309)

Proceeds from issuance of long-term debt	24,500	9,000	5,539	(14,000)	25,039
Repayments of long-term debt	(17,000)	(14,000)	(60)	14,000	(17,060)
Issuance of long-term notes receivable	(14,000)	—	—	14,000	—
Payments received on long-term notes receivable	14,000	—	—	(14,000)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(2,597)	—	(2,597)
Other financing activities	31	(189)	189	—	31

Net cash provided by (used in) financing activities	7,531	(5,189)	3,071	—	5,413

Effect of exchange rate changes on cash	—	—	(19)	—	(19)

Net decrease in cash and cash equivalents	(62)	(230)	(590)	—	(882)
Cash and cash equivalents at beginning of period	97	1,818	803	—	2,718

Cash and cash equivalents at end of period	$35	$1,588	$213	$—	$1,836

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by the use of the words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While we believe that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Other factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in: (1) our reports and registration statements filed or furnished from time to time with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”); and (2) other announcements we make from time to time.
You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
Overview
Cardtronics, Inc. operates the world’s largest network of automated teller machines (“ATM”). As of June 30, 2008, our network included approximately 33,000 ATMs throughout the United States, the United Kingdom, and Mexico, primarily at national and regional merchant locations. We provide ATM management and equipment-related services and electronic funds transfer (“EFT”) transaction processing services to our network of ATMs as well as ATMs owned and operated by third parties. For a more detailed discussion of our operations and the manners in which we derive revenues, please refer to our 2007 Form 10-K.
Recent Events
Strategic Initiatives. During 2008, we have continued to focus on creating long-term value for our stockholders through executing on a number of our growth strategies, including the implementation and expansion of our in-house EFT processing operations as well as the development and provision of advanced functionality services. Year-to-date highlights related to our strategic initiatives include the following:
•	In-House EFT Processing Operations. As of June 30, 2008, we were utilizing our in-house EFT transaction processing platform to process transactions for over 23,000 ATMs, including a substantial majority of our traditional ATMs located in the United States, all of our advanced functionality (or “Vcom”) terminals, our entire United Kingdom portfolio, and approximately 700 ATMs owned by a third party who has engaged us to serve as the processor for a portion of its ATM portfolio. We expect to transition our remaining ATMs, including those of our Mexico operations, to our processing platform by the end of the year. However, there are approximately 3,500 ATMs acquired in the 7-Eleven ATM Transaction that cannot be converted to our EFT platform until the end of 2009, when our agreement with a third party processor expires.
•	Advanced Functionality Services. In May 2008, we launched our remote deposit capture program with CO-OP®, the nation’s largest surcharge-free network for credit unions, which allows cardholders of financial institutions that participate in the CO-OP network to make deposits at any of our Vcom units. We are also working with a number of other financial institutions to implement similar programs for their cardholders, one of which we anticipate will be implemented in the fourth quarter of 2008. Additionally, we are currently working on several opportunities with existing and new advanced functionality partners that we believe will result in incremental revenues, additional cost savings and, potentially, additional service offerings to consumers in future periods.

Financing Transactions. On July 18, 2008, we completed the registration of $100.0 million in senior subordinated notes due 2013 – Series B (the “Series B Notes”), which we originally issued in July 2007 pursuant to Rule 144A of the Securities Act of 1933, as amended. Additionally, in March 2008, we amended our revolving credit facility to increase the amount of capital expenditures that we can incur on a rolling 12-month basis to $90.0 million. This modification should provide us with the ability to incur the level of capital expenditures that we currently deem necessary to support our ongoing operations and future growth initiatives.
Merchant-Owned Account Attrition. In 2006 and 2007, we experienced significant attrition rates among our smaller merchant-owned customers in the United States. While part of the attrition was due to our initiative to either restructure or eliminate certain underperforming accounts, an additional driver of the attrition was local and regional independent ATM service organizations that were targeting our smaller merchant-owned accounts upon the termination of the merchant’s contracts with us, or upon a change in the merchant’s ownership, which can be a common occurrence. As a result, we launched a second initiative to retain the merchant-owned accounts where we believed it made economic sense to do so.
To date, our retention efforts have been successful, as evidenced in the fact that the attrition in 2007 of approximately 750 ATMs was significantly lower than the attrition experienced in 2006 of over 1,900. Furthermore, excluding the impact of attrition associated with the EFT networks’ mandate that all ATMs be compliant with a relatively new data encryption standard (“Triple-DES”), attrition levels in our merchant-owned portfolio continued to decline during the first half of 2008. Specifically, during the first six months of 2008, we lost approximately 520 machines (on a net basis); however, over 90% of these losses were the result of merchants with lower transacting ATMs deciding to dispose of their ATMs rather than incurring the costs to update or replace their existing machines to be Triple-DES compliant. Specifically, the machines lost during the first half of 2008 due to Triple-DES were performing, on average, approximately 110 cash withdrawal transactions per month during 2007, which is significantly lower than the approximately 285 cash withdrawal transactions per month that our U.S. merchant-owned ATMs averaged as a whole during the same period. Due to the success of our retention efforts and the passing of the Triple-DES deadline, we do not expect that the higher level of attrition historically experienced in our merchant-owned portfolio will continue in the future, although we may continue to eliminate underperforming accounts as needed.
Factors Impacting Comparability
7-Eleven ATM Transaction. In July 2007, we acquired the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”) for approximately $137.3 million in cash. The acquisition (the “7-Eleven ATM Transaction”) included approximately 5,500 ATMs located in 7-Eleven, Inc. (“7-Eleven”) stores throughout the United States, of which approximately 2,000 were Vcom terminals that are capable of providing more sophisticated financial services, such as check cashing, money transfer, remote deposit capture, and bill payment services (collectively, the “Vcom Services”). Additionally, in connection with the 7-Eleven ATM Transaction, we entered into a placement agreement that provides us with, subject to certain conditions, a 10-year exclusive right to operate all ATMs and Vcom units in 7-Eleven locations throughout the United States, including any new stores opened or acquired by 7-Eleven.
The operating results of our United States segment now include the results of the traditional ATM operations of the 7-Eleven Financial Services Business, including the traditional ATM activities conducted on the Vcom units. Additionally, as a result of the different functionality provided by the Vcom units, and the expected continued near-term operating losses associated with providing the Vcom Services, the operations have been identified as a separate reporting segment. Because of the significance of this acquisition, our operating results for the three and six month periods ended June 30, 2008 will not be comparable to our historical results for the three and six month periods ended June 30, 2007. In particular, our revenues and gross profits will be substantially higher, but these increased revenue and gross profit amounts will initially be substantially offset by higher operating expense amounts, including higher selling, general, and administrative expenses associated with running the combined operations. In addition, depreciation, accretion, and amortization expense amounts are significantly higher as a result of the tangible and intangible assets recorded as part of the acquisition.

Results of Operations
The following table sets forth our consolidated statements of operations information as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
ATM operating revenues	95.7%	95.8%	95.6%	96.0%
Vcom operating revenues	1.1	—	1.0	—
ATM product sales and other revenues	3.2	4.2	3.4	4.0

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below)(1)	72.3	72.9	72.2	73.2
Cost of Vcom operating revenues	1.4	—	1.6	—
Cost of ATM product sales and other revenues	2.9	4.3	3.2	4.0

Total cost of revenues	76.6	77.2	77.0	77.2

Gross profit	23.4	22.8	23.0	22.8
Operating expenses:
Selling, general, and administrative expenses	7.7	9.0	7.4	8.8
Depreciation and accretion expense	7.9	6.7	7.7	7.6
Amortization expense	3.5	3.1	3.6	3.2

Total operating expenses	19.2	18.7	18.8	19.6

Income from operations	4.2	4.1	4.3	3.2
Other expense (income):
Interest expense, net	6.5	8.2	6.6	8.3
Minority interest in subsidiary	—	—	—	(0.1)
Other	0.8	0.6	0.8	0.2

Total other expense	7.3	8.9	7.5	8.5

Loss before income taxes	(3.1)	(4.8)	(3.2)	(5.3)
Income tax (benefit) expense	(0.4)	2.5	0.0	0.6

Net loss	(2.7)%	(7.3)%	(3.2)%	(5.9)%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $13.2 million and $7.1 million for the three month periods ended June 30, 2008 and 2007, respectively, and $25.7 million and $15.6 million for the six month periods ended June 30, 2008 and 2007, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.4% and 9.2% for the three month periods ended June 30, 2008 and 2007, respectively, and by 10.4% and 10.3% for the six month periods ended June 30, 2008 and 2007, respectively.

Key Operating Metrics
We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margins. The following table sets forth information regarding certain of these key measures for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Average number of transacting ATMs:
United States: Company-owned	12,390	11,568	12,262	11,544
United States: Merchant-owned	10,720	11,706	10,855	11,778
United States: 7-Eleven Financial Services Business	5,697	—	5,684	—
United Kingdom	2,413	1,583	2,331	1,502
Mexico	1,581	627	1,514	524

Total average number of transacting ATMs	32,801	25,484	32,646	25,348

Total transactions (in thousands)	89,788	48,726	172,825	93,176
Total cash withdrawal transactions (in thousands)	58,710	33,044	112,599	64,224
Average monthly cash withdrawal transactions per average transacting ATM	597	432	575	422

Per ATM per month:
ATM operating revenues	$1,235	$967	$1,208	$957
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (1)	934	737	912	730

ATM operating gross profit (1) (2)	$301	$230	$296	$227

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	24.4%	23.8%	24.5%	23.7%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	13.5%	14.2%	13.6%	13.0%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $13.2 million and $7.1 million for the three month periods ended June 30, 2008 and 2007, respectively, and by $25.7 million and $15.6 million for the six month periods ended June 30, 2008 and 2007, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $134 and $93 for the three month periods ended June 30, 2008 and 2007, respectively, and by $131 and $103 for the six month periods ended June 30, 2008 and 2007, respectively.

(2)	ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs. The revenue and expenses from ATM equipment sales, Vcom Services, and other ATM-related services are not included.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$121,505	$73,964	64.3%	$236,567	$145,620	62.5%
Vcom operating revenues	1,363	—	—	2,598	—	—
ATM product sales and other revenues	4,107	3,275	25.4%	8,385	6,137	36.6%

Total revenues	$126,975	$77,239	64.4%	$247,550	$151,757	63.1%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
ATM operating revenues. ATM operating revenues generated during the three months ended June 30, 2008 increased $47.5 million over the three months ended June 30, 2007. Below is a detail, by geographic segment, of changes in the various components of ATM operating revenues:

	Variance: Three Months Ended June 30, 2008
	to Three Months Ended June 30, 2007
	U.S.	U.K.	Mexico	Total
	(In thousands)
Surcharge revenue	$18,651	$1,489	$1,298	$21,438
Interchange revenue	15,101	2,791	708	18,600
Branding and surcharge-free network revenue	7,458	—	—	7,458
Other	45	—	—	45

Total increase	$41,255	$4,280	$2,006	$47,541

United States. During the three months ended June 30, 2008, our United States operations experienced a $41.3 million, or 71.3%, increase in ATM operating revenues over the same period in 2007. The majority of this increase was attributable to the 7-Eleven ATM Transaction, as the acquired 7-Eleven Financial Services Business generated $20.0 million of surcharge revenue, $13.6 million of interchange revenue, and $3.6 million of branding and surcharge-free network revenue during the second quarter of 2008. Also contributing to the increase in ATM operating revenues were the branding activities of our pre-existing domestic operations, which generated $3.9 million in incremental bank branding and surcharge-free network fees in 2008 when compared to 2007, and our pre-existing domestic operations, which generated $1.5 million in incremental interchange revenues during the first quarter of 2008 when compared to the same period in 2007. These incremental revenues were primarily a result of additional branding and surcharge-free network agreements entered into with financial institutions during 2007.
The overall increase in ATM operating revenues discussed above was partially offset by lower surcharge revenues associated with our pre-existing merchant-owned operations. During the second quarter of 2008, our merchant-owned base experienced a $1.4 million decline in surcharge revenues when compared to the same period in 2007. This decline was primarily a result of the decline in the average number of transacting merchant-owned ATMs in the United States, as discussed in “Recent Events — Merchant-Owned Account Attrition” above. However, due to the success of our retention efforts and the completion of the Triple-DES security upgrade process, we do not expect to see attrition continue at this high of a level in the future.
United Kingdom. Our United Kingdom operations also contributed to the higher ATM operating revenues for the three months ended June 30, 2008, as the surcharge revenues and interchange revenues earned in this segment during 2008 increased by 12.1% and 90.2%, respectively, over the same period in 2007. These incremental revenues were primarily driven by the increase in the average number of transacting ATMs in the United Kingdom, which increased from 1,583 ATMs during the second quarter of 2007 to 2,413 ATMs during the second quarter of 2008, due to additional ATM deployments. Further contributing to the increase in interchange revenues was the fact that, of the machines we have recently deployed, a higher number have been free-to-use ATMs, meaning that we do not charge the cardholder a surcharge fee for the use of the ATM but rather only receive interchange revenue from the cardholder’s financial institution. The increase in interchange revenue is the result of the additional free-to-use ATMs as well as the increase we have recently seen in the number of transactions conducted on our free-to-use ATMs.

Despite the above, the increase in revenues was lower than originally anticipated due to lower than expected surcharge transaction levels during the first half of 2008. The primary factor contributing to this decline was certain service-related issues associated with one of our third-party armored cash providers. As a result of certain issues stemming from the merger-integration of two of our third-party armored cash providers in late 2007, our ATMs in the United Kingdom experienced a higher percentage of downtime due to cash outages during the fourth quarter of 2007 and the first half of 2008. Although we have recently seen a decline in the number of resulting cash outages and expect that the service-related issues will be resolved during the latter half of 2008, it is likely that these issues will continue to somewhat negatively impact the operating results of our United Kingdom operations in the near term. Additionally, it should be noted that we have taken a number of steps to help mitigate the negative impact of these third-party service issues on our ongoing operations. In particular, we are in the process of establishing our own in-house armored courier operation, which we expect will formally commence operations in the third quarter of 2008. This operation will initially service the cash needs of approximately 300 of our ATMs located throughout the London metropolitan area. While this operation is not expected to provide significant initial cost savings, we do anticipate that it will alleviate some of the third-party armored cash service-related issues discussed above.
Despite the above factors that are negatively impacting transaction levels of our United Kingdom ATMs, overall transaction-based revenues have increased as transaction levels at recently-deployed ATMs continue to mature and reach consistent monthly transaction levels.
Mexico. Our Mexico operations further contributed to the increase in ATM operating revenues as a result of the increase in the average number of transacting ATMs associated with these operations, which rose from 627 during the second quarter of 2007 to 1,581 during the second quarter of 2008 as a result of additional ATM deployments throughout 2007 and in the first half of 2008.
Vcom operating revenues. We acquired our Vcom operations as a part of the 7-Eleven ATM Transaction in July 2007. The Vcom operating revenues generated during the second quarter of 2008 were primarily comprised of check cashing fees. Although the revenues generated by these operations during the most recent quarter were nominal, we expect that revenues will increase in the future as we continue our efforts to restructure these operations. We are currently in the process of completing a relocation project to concentrate our Vcom units in 13 selected markets within the United States. Once completed, these concentrations will allow us to further advertise the availability of the advanced-functionality services to consumers within those markets to increase awareness, which we expect will result in an increased number of advanced-functionality transactions being conducted on those machines.
ATM product sales and other revenues. ATM product sales and other revenues for the three months ended June 30, 2008 were higher than those generated during the same period in 2007 due to higher value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by NCR. The increase in VAR sales during the three months ended June 30, 2008 was primarily due to the additions of two new Associate VARs during the third quarter of 2007 and one new Associate VAR during the first quarter of 2008.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
ATM Operating Revenues. ATM operating revenues generated during the six months ended June 30, 2008 increased $90.9 million over the six months ended June 30, 2007. Below is a detail, by geographic segment, of changes in the various components of ATM operating revenues:

	Variance: Six Months Ended June 30, 2008
	to Six Months Ended June 30, 2007
	U.S.	U.K.	Mexico	Total
	(In thousands)
Surcharge revenue	$34,628	$3,715	$2,428	$40,771
Interchange revenue	28,187	5,260	1,334	34,781
Branding and surcharge-free network revenue	15,332	—	1	15,333
Other	61	1	—	62

Total increase	$78,208	$8,976	$3,763	$90,947

United States. During the six months ended June 30, 2008, our United States operations experienced a $78.2 million, or 67.4%, increase in ATM operating revenues over the same period in 2007. As noted above, the majority of this increase was attributable to the traditional ATM operations acquired in the 7-Eleven ATM Transaction, which generated $39.3 million of surcharge revenue, $26.3 million of interchange revenue, and $7.7 million of branding and surcharge-free network revenue during the first half of 2008. Also contributing to the increase in ATM operating revenues were the additional branding and surcharge-free network agreements entered into during 2007, which resulted in $7.6 million in incremental bank branding and surcharge-free network fees from our pre-existing domestic operations in 2008 when compared to 2007. Also contributing to the increase were higher interchange revenues generated by our pre-existing domestic Company-owned operations.
The overall increase in ATM operating revenues described above was partially offset by lower surcharge and interchange revenues associated with our domestic merchant-owned operations. As a result of declines in the average number of transacting ATMs, surcharge revenues and interchange revenues generated by our merchant-owned base were $4.2 million and $0.5 million, respectively, less during the first half of 2008 than during the same period in 2007. These declines were primarily a result of the decline in the average number of transacting merchant-owned ATMs in the United States, as discussed in “Recent Events — Merchant-Owned Account Attrition” above. Additionally, surcharge revenues from our Company-owned base slightly declined during the first half of 2008, primarily as a result of a shift in revenues from surcharge-based fees to surcharge-free branding and network fees due to the additional branding and surcharge-free network arrangements entered into with financial institutions during 2007.
United Kingdom. Our United Kingdom operations further contributed to the higher ATM operating revenues during the six months ended June 30, 2008, as surcharge revenues and interchange revenues increased by 16.3% and 94.8%, respectively, over the same period in 2007 due to the additional ATM deployments that occurred during 2007 and the first half of 2008. Specifically, the average number of transacting ATMs in the United Kingdom increased from 1,502 ATMs during the first half of 2007 to 2,331 ATMs during the first half of 2008. Additionally, the higher number of free-to-use ATMs also contributed to the increase in the amount of interchange revenues earned during 2008. However, the increase in revenues was lower than originally anticipated due to lower than expected surcharge transaction levels during the first half of 2008, primarily due to the service-related issues associated with one of our third-party armored cash providers that resulted in a higher percentage of downtime at our ATMs. Although we have recently seen a reduction in the number of cash outages, it is likely that these issues will continue to somewhat negatively impact the operating results of our United Kingdom operations in the near term until such time as we complete the establishment of our own in-house armored courier operation, which we expect will formally commence operations in the third quarter of 2008.
Mexico. Our Mexico operations further contributed to the increase in ATM operating revenues during the six months ended June 30, 2008 as a result of the deployment of additional ATMs during 2007 and the first half of 2008. Specifically, the average number of transacting ATMs associated with these operations increased from 524 during the first half of 2007 to 1,514 during the first half of 2008.
Vcom operating revenues. The Vcom operating revenues generated during the first half of 2008 were primarily comprised of check cashing fees. As noted above, upon the completion of our Vcom terminal relocation project, we expect to see an increase in the number of advanced-functionality transactions being conducted on those machines.
ATM product sales and other revenues. ATM product sales and other revenues for the six months ended June 30, 2008 were higher than those generated during the same period in 2007 due to higher VAR program sales, which resulted from the additions of two new Associate VARs during the third quarter of 2007 and one new Associate VAR during the first quarter of 2008.
Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$91,862	$56,344	63.0%	$178,694	$111,080	60.9%
Cost of Vcom operating revenues	1,739	—	—	4,008	—	—
Cost of ATM product sales and other revenues	3,662	3,288	11.4%	7,826	6,085	28.6%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$97,263	$59,632	63.1%	$190,528	$117,165	62.6%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the three months ended June 30, 2008 increased $35.5 million over the same period in 2007. Below is a detail, by geographic segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Three Months Ended June 30, 2008
	to Three Months Ended June 30, 2007
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$12,627	$2,409	$549	$15,585
Cost of cash	6,945	2,097	470	9,512
Repairs and maintenance	3,441	(9)	194	3,626
Direct operations	1,974	157	166	2,297
Communications	1,310	263	71	1,644
Charges related to EMV certification process	—	972	—	972
Processing and other expenses	1,149	410	323	1,882

Total increase in cost of ATM operating revenues	$27,446	$6,299	$1,773	$35,518

United States. During the three months ended June 30, 2008, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $27.4 million over the cost incurred during the same period in 2007. This increase was primarily the result of the 7-Eleven ATM Transaction, as the ATM operations of the acquired 7-Eleven Financial Services Business incurred $26.4 million of expenses during the second quarter of 2008, including $13.7 million of merchant fees, $6.6 million in costs of cash, $3.1 million of repairs and maintenance costs, $1.2 million in communication costs, and $1.2 million of processing fees. The $26.4 million of incremental expenses generated by the ATM operations of the acquired 7-Eleven Financial Services Business is net of $2.1 million of amortization expense related to the liabilities we recorded in connection with the acquisition to value certain unfavorable operating leases and an operating contract assumed as a part of the 7-Eleven ATM Transaction.
Our pre-existing United States operations also contributed to the higher cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization), incurring (1) $1.7 million of additional costs directly allocable to our pre-existing domestic operations, primarily as a result of our decision to hire additional personnel during 2007 to focus on our initiatives; (2) $0.3 million of higher costs of cash, primarily due to higher armored courier costs as a result of the increase in the number of Company-owned machines; and (3) $0.4 million of higher maintenance costs. Partially offsetting these increases in costs were lower merchant fees associated with our pre-existing domestic operations, which decreased $1.0 million when compared to the same period in 2007 primarily due to the year-over-year decline in the number of domestic merchant-owned ATMs (further discussed in “Recent Events — Merchant-Owned Account Attrition” above) and the related surcharge revenues as well as lower processing costs.
United Kingdom. During the three months ended June 30, 2008, our United Kingdom operations contributed to the increase in the cost of ATM operating revenues with those costs increasing $6.3 million over the same period in 2007. These increases were primarily due to higher merchant commissions and costs of cash, which resulted from the increased number of ATMs operating in the United Kingdom during the second quarter of 2008 compared to the same period in 2007. Additionally, due to the third-party armored cash service-related issues discussed above, we maintained higher cash balances in our ATMs within the United Kingdom during the second quarter of 2008 in an effort to minimize the amount of downtime caused by the service disruptions, thus contributing to the overall year-over-year increase in our cost of cash amounts.

Also contributing to the increase in the cost of ATM operating revenues during the three months ended June 30, 2008 was a $1.3 million charge associated with a number of transactions conducted with counterfeit credit cards on our ATMs in the United Kingdom. During the three months ended June 30, 2007, we incurred a similar charge in the amount of $0.4 million. In the United Kingdom, the major international networks require ATM operators and merchant acquirers be certified under the Europay MasterCard Visa (“EMV”) security standard. The EMV security standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” All of our ATMs in the United Kingdom are EMV complaint, and we have successfully certified our machines and network for EMV compliance with Link, the dominant network in the United Kingdom through whom we clear over 95% of our transactions, and one of the other two major international networks. However, we have not yet been able to complete our EMV certification process with the other network due to a number of reasons, including difficulties encountered in scheduling certification reviews with the network, a change in our sponsoring bank in 2006, and the conversion of our ATMs to our in-house EFT processing platform during 2008. During the second quarter of 2008, we experienced a significant increase in transactions conducted on our United Kingdom ATMs with counterfeit credit cards. Because we have not yet been able to complete our EMV certification with the network whose brand was on those cards, we are liable for the resulting claims, which we estimated as of June 30, 2008 to be $1.3 million. Due to the increased level of counterfeit card activity, we have temporarily disabled cards with this network’s brand from being able to conduct transactions on our ATMs until such time as we become EMV certified with the network. As a result, we do not expect to incur additional charges related to this issue in the future. Furthermore, because these transaction types represent less than 1% of our total transactions conducted in the United Kingdom, we do not expect the temporary loss of such transactions to have a material impact on our ongoing revenues.
Mexico. Our Mexico operations further contributed to the increase in the cost of ATM operating revenues as a result of the increase in the average number of transacting ATMs associated with our Mexico operations and the increased number of transactions conducted on our machines during the second quarter of 2008 compared to the second quarter of 2007.
Cost of Vcom operating revenues. The cost of Vcom operating revenues incurred during the second quarter of 2008 was primarily related to direct marketing expenses associated with certain promotional efforts to increase awareness of the Vcom Services as well as costs of cash, communication expense, and maintenance costs related to the Vcom Services.
Cost of ATM product sales and other revenues. Consistent with the increase in “ – ATM product sales and other revenues” above, the cost of ATM product sales and other revenues increased during the three months ended June 30, 2008 compared to the same period in 2007 due to a higher number of Associate VARs, which resulted in higher VAR program sales during the three months ended June 30, 2008 compared to the same period in 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the six months ended June 30, 2008 increased $67.6 million over the same period in 2007. Below is a detail, by geographic segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Six Months Ended June 30, 2008
	to Six Months Ended June 30, 2007
	U.S.	U.K.	Mexico	Total
	(In thousands)
Merchant commissions	$22,971	$4,282	$1,114	$28,367
Cost of cash	14,586	4,094	910	19,590
Repairs and maintenance	7,154	102	332	7,588
Direct operations	3,758	577	255	4,590
Communications	2,537	708	152	3,397
Charges related to EMV certification process	—	972	—	972
Processing and other expenses	1,741	863	506	3,110

Total increase in cost of ATM operating revenues	$52,747	$11,598	$3,269	$67,614

United States. During the six months ended June 30, 2008, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $52.7 million over the cost incurred during the same period in 2007. This increase was primarily the result of the 7-Eleven ATM Transaction, as the ATM operations of the acquired 7-Eleven Financial Services Business incurred $52.1 million of expenses during the first half of 2008, including $26.5 million of merchant fees, $13.4 million in costs of cash, $6.1 million of repairs and maintenance costs, $2.3 million in communication costs, and $2.3 million of processing fees. The $52.1 million of incremental expenses generated by the ATM operations of the acquired 7-Eleven Financial Services Business is net of $4.1 million of amortization expense related to the liabilities we recorded in connection with the acquisition to value certain unfavorable operating leases and an operating contract assumed as a part of the 7-Eleven ATM Transaction.
Our pre-existing United States operations also contributed to the higher cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization), including (1) $3.3 million of additional costs directly allocable to our pre-existing domestic operations, primarily as a result of our decision to hire additional personnel during 2007 to focus on our initiatives; and (2) $1.2 million of higher costs of cash due to higher armored courier costs as a result of the increase in the number of Company-owned machines. Offsetting these increases in costs was a $3.5 million reduction in merchant fees associated with our pre-existing domestic operations, comprised of a $3.9 million decrease attributable to the year-over-year decline in the number of domestic merchant-owned ATMs and the related surcharge revenues that was partially offset by a $0.4 million increase in merchant fees associated with the increased number of ATMs under Company-owned arrangements.
United Kingdom. During the six months ended June 30, 2008, our United Kingdom operations contributed to the increase in the cost of ATM operating revenues with those costs increasing $11.6 million over the same period in 2007. These increases were primarily due to higher merchant commissions and higher costs of cash, which resulted from the increased number of ATMs operating in the United Kingdom during 2008 compared to 2007. Also contributing to the higher costs of cash was our maintaining higher cash balances in our ATMs within the United Kingdom during the first half of 2008 in an effort to control the amount of downtime caused by service disruptions caused by the merger-related issues of one of our service providers. Finally, as discussed in the three months results above, the $1.3 million of charges associated with transactions conducted with counterfeit cards that resulted from a delay in our EMV certification process also negatively impacted our 2008 results.
Mexico. Our Mexico operations further contributed to the increase in the cost of ATM operating revenues as a result of the increase in the average number of transacting ATMs associated with our Mexico operations and the increased number of transactions conducted on our machines during 2008 compared to 2007.
Cost of Vcom operating revenues. The cost of Vcom operating revenues incurred during the first half of 2008 was primarily related to the direct marketing expenses to increase awareness of the Vcom Services, costs of cash, communication expense, and maintenance costs related to the Vcom Services.
Cost of ATM product sales and other revenues. The cost of ATM product sales and other revenues increased by $1.7 million during the six months ended June 30, 2008 compared to the same period in 2007. The increase in the related expenses were the result of the higher number of Associate VARs, which resulted in higher VAR program sales during the first half of 2008 compared to the same period in 2007.
Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	24.4%	23.8%	24.5%	23.7%
Inclusive of depreciation, accretion, and amortization	13.5%	14.2%	13.6%	13.0%
Vcom operating gross profit margin	(27.6)%	—	(54.3)%	—
ATM product sales and other revenues gross profit margin	10.8%	(0.4)%	6.7%	0.8%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	23.4%	22.8%	23.0%	22.8%
Inclusive of depreciation, accretion, and amortization	13.0%	13.6%	12.7%	12.5%

ATM operating gross profit margin. For the three and six months ended June 30, 2008, ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased 0.6% and 0.8%, respectively, when compared to the same period in 2007. These increases were primarily the result of the 7-Eleven ATM Transaction, as the acquired ATM operations earned higher gross margin percentages during 2008 than our pre-existing operations earned during the second quarter of 2007. Additionally, our pre-existing domestic operations generated higher margins during the quarter due to higher growth in revenues than expenses, primarily as a result of the decreased level of expenses incurred in 2008 when compared to 2007 associated with the transition of our ATM portfolio to our in-house EFT processing platform. Partially offsetting the positive impact from our domestic operations were our United Kingdom operations, which experienced lower gross margins due to the $1.3 million charge discussed above. Also impacting margins of our United Kingdom operations was the significant number of ATM deployments that occurred during the latter half of 2007 and the first half of 2008, as many of those ATMs are still in the process of achieving consistent recurring monthly transaction levels. Furthermore, our gross profit margin continued to be negatively impacted by a higher percentage of downtime experienced by our ATMs in the United Kingdom and the related higher costs of cash as a result of the previously discussed third-party armored cash service-related issues. While we expect the service-related issues to be resolved during the latter half of 2008, it is likely that these issues will continue to negatively impact the operating results of our United Kingdom operations in the near-term.
ATM operating gross profit margin inclusive of depreciation, accretion, and amortization decreased 0.7% during the three months ended June 30, 2008 but increased 0.6% during the six months ended June 30, 2008 when compared to the same period in 2007. The decline in margins inclusive of deprecation, accretion, and amortization was primarily due to the incremental depreciation expense recognized during the period associated with the additional number of Company-owned ATMs deployed in the United Kingdom and the $1.3 million charge related to our delayed EMV certification in the United Kingdom. While our margins inclusive of depreciation, accretion, and amortization for the six months ended June 30, 2008 were also impacted by incremental depreciation and the $1.3 million charge, the increase in our domestic margins attributable to the 7-Eleven ATM Transaction more than offset the negative impact from our United Kingdom operations.
ATM product sales and other revenues gross profit margin. For the three and six months ended June 30, 2008, our ATM product sales and other revenues gross profit margin increased by 11.2% and 5.9%, respectively, primarily as a result of the substantial completion of our Triple-DES upgrade efforts. Because all ATMs operating on the domestic EFT networks were required to be Triple-DES compliant by the end of 2007 and early 2008, we saw an increase during 2007 in the number of ATM sales associated with the Triple-DES upgrade process. However, in certain circumstances, we sold the machines at little or, in some cases, negative margins in exchange for renewals of the underlying ATM operating agreements. As a result, gross margins associated with our ATM product sales and other activities were negatively impacted during 2007 and the early part of 2008. However, we expect those margins to stabilize now that the Triple-DES compliance upgrade process has been completed.
Vcom operating gross profit margin. Our Vcom operations generated negative gross profit margins during the three and six months ended June 30, 2008. For the three months ended June 30, 2008, the negative margin was primarily attributable to the direct marketing expenses incurred during the period to increase awareness of the Vcom Services. For the six months ended June 30, 2008, the negative margin was partially attributable to the direct marketing expenses and the fact that the number of transactions conducted on the machines had not yet reached the level necessary to cover the fixed costs associated with operating the Vcom machines. However, as we did in the second quarter of 2008, we expect to see improvements in the performance of our advanced-functionality operations during the remainder of 2008.
Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses, excluding stock-based compensation	$9,387	$6,702	40.1%	$17,737	$12,940	37.1%
Stock-based compensation	413	218	89.4%	614	424	44.8%

Total selling, general, and administrative expenses	$9,800	$6,920	41.6%	$18,351	$13,364	37.3%

Percentage of total revenues:
Selling, general, and administrative expenses, excluding stock-based compensation	7.4%	8.7%		7.2%	8.5%
Stock-based compensation	0.3%	0.3%		0.2%	0.3%
Total selling, general, and administrative expenses	7.7%	9.0%		7.4%	8.8%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the three and six months ended June 30, 2008, SG&A expenses, excluding stock-based compensation, increased $2.7 million and $4.8 million, respectively, over the same periods in 2007. These increases were attributable to our United States operations, which experienced an increase in SG&A expenses of $2.2 million, or 41.7%, during the second quarter of 2008 and $4.4 million, or 42.9%, during the six months ended June 30, 2008. The majority of these increases was attributable to the incremental employee-related costs incurred during 2008, primarily on the sales and marketing side of our business and the employees assumed in connection with the 7-Eleven ATM Transaction.
Stock-based compensation. The increase in stock-based compensation during the three and six months ended June 30, 2008 was due to certain restricted stock and option grants that were made in the second quarter of 2008 and the latter half of 2007. For additional details on these stock and option grants, see Note 3 to our consolidated financial statements.
While our SG&A expenses are expected to continue to increase on an absolute basis as a result of our future growth initiatives, we expect that these costs will remain relatively consistent, as a percentage of total revenues, with the levels seen during the first half of 2008.
Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Depreciation expense	$9,608	$4,937	94.6%	$18,295	$11,109	64.7%
Accretion expense	431	245	75.9%	826	471	75.4%

Depreciation and accretion expense	$10,039	$5,182	93.7%	$19,121	$11,580	65.1%

Percentage of total revenues:
Depreciation expense	7.6%	6.4%		7.4%	7.3%
Accretion expense	0.3%	0.3%		0.3%	0.3%
Total depreciation and accretion expense	7.9%	6.7%		7.7%	7.6%
Depreciation expense. For the three and six months ended June 30, 2008, depreciation expense increased by $4.7 million and $7.2 million, respectively, over the same periods in 2007. These increases were primarily attributable to the 7-Eleven ATM Transaction, which resulted in an additional $1.7 million and $3.3 million of depreciation related to the acquired ATMs, Vcom units, and other assets during the three and six months ended June 30, 2008, respectively. Included in the $1.7 million and $3.3 million is the amortization of assets associated with the capital leases assumed in the acquisition. Also contributing to the year-over-year increase were our pre-existing domestic, United Kingdom, and Mexico operations, which on a combined basis recognized $3.0 million and $5.5 million of additional depreciation during the three and six months ended June 30, 2008, respectively, due to the deployment of additional ATMs under Company-owned arrangements. Partially offsetting the increases in depreciation during the six months ended June 30, 2008 was $1.6 million in accelerated depreciation expense recognized during the first quarter of 2007 related to certain ATMs that were to be deinstalled early as a result of contract terminations and our Triple-DES security compliance efforts.
Accretion expense. We account for our asset retirement obligations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that we estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. Accretion expense for the three and six months ended June 30, 2008 increased $0.2 million and $0.4 million, respectively, over the same periods in 2007 due to the higher number of machines deployed under Company-owned arrangements, including those acquired in the 7-Eleven ATM Transaction.
In the future, we expect that our depreciation and accretion expense will continue to grow in proportion to the increase in the number of ATMs we own and deploy throughout our Company-owned portfolio.

Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Amortization expense	$4,501	$2,372	89.8%	$9,004	$4,858	85.3%
Percentage of total revenues	3.5%	3.1%		3.6%	3.2%
For the three and six months ended June 30, 2008, amortization expense, which is primarily comprised of amortization of intangible merchant and branding contracts/relationships associated with our past acquisitions, increased by 89.8% and 85.3%, respectively, when compared to the same periods in 2007. This increase was the result of the 7-Eleven ATM Transaction, which resulted in an additional $2.0 million and $4.0 million in incremental amortization expense during the three and six months ended June 30, 2008, respectively, associated with the intangible assets recorded in connection with the acquisition.
Interest Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Interest expense, net	$7,722	$6,000	28.7%	$15,354	$11,892	29.1%
Amortization of deferred financing costs and bond discounts	530	360	47.2%	1,038	716	45.0%

Total interest expense, net	$8,252	$6,360	29.7%	$16,392	$12,608	30.0%

Percentage of total revenues	6.5%	8.2%		6.6%	8.3%
Interest expense, net. Interest expense, excluding the amortization of deferred financing costs and bond discounts, increased by 28.7% and 29.1% during the three and six month periods ended June 30, 2008, respectively, when compared to the same periods in 2007. The increases were primarily due to our issuance of $100.0 million in Series B Notes in July 2007 to partially finance the 7-Eleven ATM Transaction. This issuance resulted in $2.3 million and $4.6 million of additional interest expense during the three and six month periods ended June 30, 2008, respectively, excluding the amortization of the related discount and deferred financing costs. Partially offsetting the incremental interest associated with our Series B Notes were lower average outstanding balances under our revolving credit facility during the first half of 2008 compared to the first half of 2007 and an overall decrease in floating interest rates under our revolving credit facility in 2008 compared to 2007.
Amortization of deferred financing costs and bond discounts. The increase in the amortization of deferred financing costs and bond discounts during 2008 was a result of the additional financing costs incurred in connection with the issuance of the Series B Notes in July 2007 and amendments made to our revolving credit facility in March 2008 to increase the amount of capital expenditures that we can incur on a rolling 12-month basis and in May 2007 to modify the interest rate spreads on outstanding borrowings and other pricing terms and in July 2007 as part of the 7-Eleven ATM Transaction.
Other Expense (Income)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Minority interest	$—	$—	—	$—	$(112)	—
Other expense	1,042	478	118.0%	2,103	359	485.8%

Total other expense	$1,042	$478	118.0%	$2,103	$247	751.4%

Percentage of total revenues	0.8%	0.6%		0.8%	0.2%
Total other expense for the three and six month periods ended June 30, 2008 and 2007 was primarily comprised of losses on the disposal of fixed assets that were incurred in conjunction with the deinstallation of ATMs during the period. For the six month period ended June 30, 2007, these losses were partially offset by $0.6 million of gains on the sale of the equity securities awarded to us in 2006 pursuant to the bankruptcy plan of reorganization for Winn-Dixie Stores, Inc., one of our merchant customers, and minority interest income, which represents the portion of Cardtronics Mexico’s losses allocable to the minority interest stockholders.

Income Tax Expense (Benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Income tax expense (benefit)	$(540)	$1,910	(128.3)%	$25	$937	(97.3)%
Effective tax rate	13.8%	(51.6)%		(0.3)%	(11.6)%
Our income tax expense decreased by 128.3% and 97.3% during the three and six month periods ended June 30, 2008, respectively, when compared to the same periods in 2007. These decreases were primarily driven by higher tax benefits recorded for our United Kingdom operations in 2008 as a result of greater pre-tax book losses associated with that portion of our business. Additionally, the income tax expense amount for the three months ended June 30, 2007 includes the initial establishment of a $0.9 million valuation allowance to reserve for the net deferred tax assets associated with our domestic operations. Due to the exclusion of certain deferred tax liability amounts from our ongoing analysis of our domestic net deferred tax asset position, we have continued to record additional valuation allowances for our domestic operations subsequent to the establishment of the initial valuation allowance in June 2007. To that end, for the three and six months ended June 30, 2008, we recorded additional valuation allowances totaling $0.8 million and $1.9 million, respectively, related to our domestic operations.
We are currently not recording any valuation allowances related to the deferred tax assets associated with our United Kingdom operations as we currently believe it is more likely than not that we will have sufficient taxable income in future periods, including the reversal of existing deferred tax liabilities, to utilize those assets. However, our United Kingdom operations have generated significant pre-tax book losses during the six months ended June 30, 2008. If such losses were to continue through the remainder of 2008 and into 2009, we may be required to establish a valuation allowance for a portion, if not all, of any net deferred tax asset balance associated with such operations.
Liquidity and Capital Resources
Overview
As of June 30, 2008, we had $5.2 million in cash and cash equivalents on hand and $343.9 million in outstanding long-term debt and capital lease obligations.
Prior to December 2007, we had historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, private placements of equity securities, and the sale of bonds. However, in December 2007, we completed our initial public offering of 12,000,000 shares of our common stock. Furthermore, we have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.
We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed.
Operating Activities
Net cash provided by operating activities totaled $8.1 million for the six months ended June 30, 2008 compared to $14.0 million during the same period in 2007. The year-over-year decrease was primarily attributable to changes in working capital, including the $5.3 million incremental interest payment in February 2008 related to our Series B Notes, which were issued in July 2007.

Investing Activities
Net cash used in investing activities totaled $43.6 million for the six months ended June 30, 2008 compared to $20.3 million for the same period in 2007. The year-over-year increase was driven by incremental ATM purchases, primarily in our United States and United Kingdom segments. During 2007, we received $4.0 million in proceeds from the sale of our Winn-Dixie equity securities and $0.9 million of proceeds out of an escrow account associated with a previous acquisition, which served to partially offset our capital expenditures in 2007.
Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements, as opposed to acquisitions. However, we will continue to pursue selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. These acquisition opportunities, either individually or in the aggregate, could be material.
We currently expect that our capital expenditures for the remaining six months of 2008 will total approximately $12.5 million, net of minority interest, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect these expenditures to be funded with cash generated from our operations, supplemented by borrowings under our revolving credit facility. As a result of our planned level of capital expenditures, we amended our revolving credit facility in March 2008 to increase the amount of capital expenditures that we can incur on a rolling 12-month basis to $90.0 million. This modification should provide us with the ability to incur the level of capital expenditures that we currently deem necessary to support our ongoing operations and future growth initiatives.
As a result of the 7-Eleven ATM Transaction, we assumed responsibility for certain ATM operating lease contracts that will expire at various times during the next three years, the majority of which will expire in 2009. Accordingly, at that time, we will be required to renew the lease contracts, enter into new lease contracts or purchase new or used ATMs to replace the leased equipment. If we decide to purchase new ATMs and terminate the existing lease contracts at that time, we currently anticipate that we will incur between $13.0 and $16.0 million in related capital expenditures. However, in the event we decide to purchase the leased equipment at the end of the lease term rather than purchasing new ATMs, our expenditures would be substantially less than the above-estimated amounts. Additionally, as of June 30, 2008, we had $7.1 million in letters of credit posted under our revolving credit facility in favor of the lessors under these leases. These letters of credit will expire at the end of the lease terms. See Note 8 to our consolidated financial statements for additional details on these letters of credit.
Financing Activities
Net cash provided by financing activities totaled $27.4 million for the six months ended June 30, 2008 compared to $5.4 million for the same period in 2007. The year-over-year increase was primarily due to incremental borrowings under our revolving credit facility to fund the increase in capital expenditures discussed in “ – Investing Activities” above. Although the amount outstanding under our revolving credit facility may fluctuate over the course of the year, we continue to expect that the overall level of our senior debt, absent any acquisitions or unanticipated changes in our working capital and capital expenditure levels, will trend downward over the remainder of the year.
Financing Facilities
As of June 30, 2008, we had $343.9 million in outstanding long-term debt and capital lease obligations, which was comprised of (1) $296.4 million (net of discount of $3.6 million) of our Series A and Series B senior subordinated notes, (2) $37.5 million in borrowings under our revolving credit facility, (3) $8.5 million in notes payable outstanding under equipment financing lines of our Mexico subsidiary, and (4) $1.5 million in capital lease obligations.
Revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based upon the London Interbank Offered Rate (“LIBOR”), or prime rate, at our option. Additionally, we pay a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under the facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us.

In March 2008, we amended the facility so that we may incur up to $90.0 million in capital expenditures on a rolling 12-month basis. As a result of this amendment, the primary restrictive covenants within the facility include (1) limitations on the amount of senior debt that we can have outstanding at any given point in time, (2) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (3) limitations on the amounts of restricted payments that can be made in any given year, and (4) limitations on the amount of capital expenditures that we can incur on a rolling 12-month basis. Additionally, we are currently prohibited from making any cash dividends pursuant to the terms of the facility.
As of June 30, 2008, we were in compliance with all covenants contained within the facility and had the ability to borrow an additional $130.4 million under the facility.
Bank Machine overdraft facility. In addition to the above revolving credit facility, our United Kingdom operation has a £2.0 million unsecured overdraft facility. Currently, the facility expires in August 2008, however we are currently working to extend its term. The facility, which bears interest at 1.75% over the bank’s base rate (currently 5.00%), is utilized for general corporate purposes for our United Kingdom operations. As of June 30, 2008, no amounts were outstanding under the facility.
Cardtronics Mexico equipment financing agreements. During 2006 and 2007, Cardtronics Mexico entered into six separate five-year equipment financing agreements with a single lender. Such agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of June 30, 2008, $88.6 million pesos ($8.5 million U.S.) were outstanding under the agreements in place at the time, with future borrowings to be individually negotiated between the lender and us. Pursuant to the terms of the loan agreement, we have issued a guaranty for 51.0% of the obligations under this agreement (consistent with our ownership percentage in Cardtronics Mexico.) As of June 30 2008, the total amount of the guaranty was $45.2 million pesos ($4.4 million U.S.).
Lease agreements. In connection with the 7-Eleven ATM Transaction, we assumed certain capital and operating lease obligations for approximately 2,000 ATMs. As of June 30, 2008, we had $7.1 million in letters of credit posted under our revolving credit facility in favor of the lessors under these assumed equipment leases. These letters of credit reduce the available borrowing capacity under our revolving credit facility. As of June 30, 2008, the principal balance of our capital lease obligations totaled $1.5 million.
New Accounting Standards
Adopted
Fair Value Measurement. In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. In summary, SFAS No. 157 does the following:
•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;
•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;
•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of our creditworthiness when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

In addition, SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:
•	“Level 1” inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	“Level 2” inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
•	“Level 3” inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value.
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
We adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. Non-recurring non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. As a result of our adoption of SFAS No. 157, we recorded a $1.6 million reduction of the unrealized loss associated with our interest rate swaps, which served to decrease our derivative liability and reduce our other comprehensive loss. This adjustment reflects the consideration of nonperformance risk by us for interest rate swaps that were in a net liability position and the nonperformance risk of our counterparties for interest rate swaps that were in a net asset position as, as measured by the use of applicable credit default spreads, as of the date of adoption. For additional information on our adoption of this standard, see Note 15 to our consolidated financial statements.
Fair Value Option. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides allows companies the option to measure certain financial instruments and other items at fair value. We have elected not to adopt the fair value option provisions of this statement.
Issued but Not Yet Adopted
As of June 30, 2008, we had not adopted the following accounting standards and interpretations:
Business Combinations. In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest, and certain contingencies, including contingent consideration, be measured at fair value, and certain other acquisition-related costs, including costs of a plan to exit an activity or terminate and relocate employees, be expensed rather than capitalized. SFAS No. 141R will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted. We will adopt the provisions of SFAS No. 141R effective January 1, 2009 and apply the requirements of the statement to business combinations that occur subsequent to its adoption.
Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which provides guidance on the presentation of minority interest in the financial statements and the accounting for and reporting of transactions between the reporting entity and the holders of the noncontrolling interest. This standard requires that minority interest be presented as a separate component of equity rather than as a “mezzanine” item between liabilities and equity and requires that minority interest be presented as a separate caption in the income statement. In addition, this standard requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The provisions of SFAS No. 160 are to be applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. We will adopt the provisions of SFAS No. 160 on January 1, 2009 and are currently assessing the impact its adoption will have on our financial position and results of operations.

Disclosures about Derivatives and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities – an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. This standard requires a company to provide enhanced disclosures about (1) how and why the company uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (3) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. We will adopt the provisions of SFAS No. 161 on January 1, 2009 and apply the disclosure requirements to disclosures made subsequent to our adoption.
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
As a result of the significant sensitivity surrounding the vault cash interest expense for our U.S. operations, we have entered into a number of interest rate swaps to fix the rate of interest we pay on a portion of our current and anticipated outstanding domestic vault cash balances. The swaps in place as of June 30, 2008 serve to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)
$550,000	4.61%	July 1, 2008 – December 31, 2008
$550,000	4.30%	January 1, 2009 – December 31, 2009
$550,000	4.11%	January 1, 2010 – December 31, 2010
$400,000	3.72%	January 1, 2011 – December 31, 2011
$200,000	3.96%	January 1, 2012 – December 31, 2012
The following table presents a hypothetical sensitivity analysis of our vault cash interest expense based on our outstanding vault cash balances as of June 30, 2008 and assuming a 100 basis point increase in interest rates:

				Additional Interest Incurred			Additional Interest Incurred
				on 100 Basis Point Increase			on 100 Basis Point Increase
	Vault Cash Balance as of			(Excluding Impact of			(Including Impact of
	June 30, 2008			Interest Rate Swaps)			Interest Rate Swaps)
	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$786.4	$786.4		$7.9	$7.9		$2.4	$2.4
United Kingdom		£105.6	210.1		£1.1	2.1		£1.1	2.1
Mexico	p $	198.9	19.3	p $	2.0	0.2	p $	2.0	0.2

Total			$1,015.8			$10.2			$4.7

As of June 30, 2008, we had a liability of $8.7 million recorded in our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements based on third-party quotes for similar instruments with the same terms and conditions, as such instruments are required to be carried at fair value. These swaps have been classified as cash flow hedges pursuant to SFAS No. 133. Accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheet. As a result of our overall net loss position for tax purposes, we have not recorded any deferred taxes on the loss amount related to these interest rate hedges, as we do not currently believe that we will be able to realize any benefits.
Net amounts paid or received under the swaps are recorded as adjustments to our cost of ATM operating revenues in the accompanying Consolidated Statements of Operations. During the three and six month periods ended June 30, 2008 and 2007, the gains or losses as a result of ineffectiveness associated with our existing interest rate swaps were immaterial.
We have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico.

Interest expense. Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Based on the $37.5 million outstanding under the facility as of June 30, 2008, for every interest rate increase of 100 basis points, we would incur an additional $0.4 million of interest expense on an annualized basis.
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
Foreign Currency Exchange Risk
Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico in 2006, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the U.S. dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of June 30, 2008, this translation gain totaled approximately $7.9 million compared to approximately $9.1 million as of December 31, 2007.
Although changes in foreign currency rates did not materially impact our results of operations during the three and six month periods ended June 30, 2008, our operating results were materially impacted by increases in the value of the British pound relative to the U.S. dollar during 2007. Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican peso relative to the U.S. dollar. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon Bank Machine’s operating income for the six months ended June 30, 2008 would have been an unfavorable or favorable adjustment, respectively, of approximately $0.5 million. A similar sensitivity analysis would have resulted in a negligible adjustment to Cardtronics Mexico’s financial results for the six months ended June 30, 2008. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.
We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4T. CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, management performed, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the existence of the material weaknesses in internal control over financial reporting as disclosed in our 2007 Form 10-K, management concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.
Identification and Remediation of Material Weaknesses
In light of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2007, we performed additional analyses and other procedures that were designed to provide our management with reasonable assurance regarding the reliability of (1) our financial reporting and (2) the preparation of the consolidated financial statements as of and for the three and six months ended June 30, 2008, in accordance with U.S. GAAP. Based on these additional procedures, our management has determined that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management is committed to achieving effective internal control over financial reporting. Our remediation efforts are described in Item 9A(T) in our 2007 Form 10-K. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation efforts referenced above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In June 2006, Duane Reade, Inc. (“Customer”), one of our merchant customers, filed a complaint in the New York State Supreme Court alleging that we had breached an ATM operating agreement with the Customer by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. As the term of our operating agreement with the Customer extends to December 2014, the Customer’s claims could exceed $12.0 million. In response to a motion for summary judgment filed by the Customer and a cross-motion filed by us, the New York State Supreme Court ruled in September 2007 that our interpretation of the ATM operating agreement was the appropriate interpretation and expressly rejected the Customer’s proposed interpretations. The Customer appealed this ruling, and on August 5, 2008, the New York State Court of Appeals remanded the case back to the New York State Supreme Court for trial on the merits. Notwithstanding that decision, we believe that the ultimate resolution of this dispute will not have a material adverse impact on our financial condition or results of operations.
We are also subject to various legal proceedings and claims arising in the ordinary course of its business. We have provided reserves where necessary for all claims and management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
Our business, results of operations and financial condition are subject to a number of risks. Some of those risks are set forth in our 2007 Form 10-K. Outlined below are additional risks facing our company, as well as modifications to certain risks previously disclosed in our 2007 Form 10-K. These risks should be read in conjunction with the risk factors discussed in Part I, Item 1A. Risk Factors, in our 2007 Form 10-K. The risks described in this Form 10-Q and in our 2007 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Security breaches could harm our business by compromising customer information and disrupting our ATM transaction processing services, thus damaging our relationships with our merchant customers and exposing us to liability.
As part of our ATM transaction processing services, we electronically process and transmit sensitive cardholder information utilizing our ATMs. In recent years, companies that process and transmit this information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. While the security risks outlined above are mitigated by the use of encryption and other techniques, any inability to prevent security breaches could damage our relationships with our merchant customers and expose us to liability.
For example, we have recently been made aware of a security incident affecting a previous third-party service provider and, in turn, potentially affecting certain of our ATMs located in the stores of one of our merchant customers in the United States. In May 2008, we received a notification from a financial institution indicating that it believes approximately $3.0 million in fraudulent cash withdrawals have occurred on that financial institution’s network of ATMs as a result of the security incident. We also understand that approximately $1.7 million in cash has been recovered and that some or all of these recovered funds may be applied to the financial institution’s losses. In any event, based on information received to date, we do not believe that the security incident referred to above caused any cardholder personal identification numbers (“PINs”) to be compromised and thus do not believe that the fraudulent cash withdrawals were associated with the security incident. We are working closely with this financial institution to try to identify the source of the financial institution’s recent PIN-based losses. To the extent additional notifications are received by, or loss claims are made against, us related to this security incident, we intend to work through our normal process with our insurance carrier and our partners to determine the appropriate means of addressing those notifications or claims. In the event we are unsuccessful in our efforts to effectively address any such notifications or claims, and it is determined that we are liable for any losses that are deemed to have resulted from the security incident, our financial results could be negatively impacted.

In addition to the above, and as a result of our decision to create an in-house armored transport operation within the United Kingdom, we are now exposed to a number of additional security risks, as discussed in more detail below.
The armored transport business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.
The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability. While we will seek to maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A successful claim brought against us for which coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
If not done properly, the transitioning of armored transport services from third-party service providers to our own internal operations could lead to service interruptions, which would harm our business and our relationships with our merchants.
We have no prior experience in providing armored transport services to the ATM industry. Accordingly, we have hired, and will continue to hire, additional personnel with this type of operational experience, including personnel with the requisite industry and security-related experience. Because this is a new business for us, there is an increased risk that our transition efforts will not be successful, thus resulting in service interruptions for our merchants. Furthermore, if not performed properly, the provisioning of armored transport services to our ATMs could result in the ATMs either running out of cash, thereby resulting in lost transactions and revenues, or having excess cash, thereby unnecessarily increasing our operating costs. Furthermore, if any of these issues were to occur, it could damage our relationships with the affected merchants, thus negatively impacting our business, financial condition and results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In conjunction with our Annual Meeting of Stockholders held on June 11, 2008, two proposals were presented to stockholders. Set forth below are the voting results for the proposals presented for a stockholder vote at the Annual Meeting.
Proposal No. 1: Re-election of two independent Class I directors to our Board of Directors for a three-year term:

	Number of Shares
	For	Withheld
Robert P. Barone	36,403,127	11,755
Jorge M. Diaz	33,051,307	3,363,575
Our other continuing directors are Fred R. Lummis, Jack Antonini, Tim Arnoult, Dennis F. Lynch, and Michael A.R. Wilson.
Proposal No. 2: Ratification of the Audit Committee’s selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
36,393,208	20,324	1,350	—

ITEM 6. EXHIBITS
Each exhibit identified below is part of this Form 10-Q. Exhibits filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008).†

10.2
First Amendment to Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of June 20, 2008 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008).†

10.3
First Amendment to Amended and Restated Service Agreement between Bank Machine Ltd. and Ron Delnevo, dated effective as of June 5, 2008 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008).†

10.4
Restricted Stock Agreement between Cardtronics, Inc. and Jack M. Antonini dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.5
Restricted Stock Agreement between Cardtronics, Inc. and J. Chris Brewster dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.6
Restricted Stock Agreement between Cardtronics, Inc. and Michael H. Clinard dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.7
Restricted Stock Agreement between Cardtronics, Inc. and Rick Updyke dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.8
Restricted Stock Agreement between Cardtronics, Inc. and Ron Delnevo dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.9
Cardtronics, Inc.’s 2008 Executive Performance Bonus Plan (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on May 1, 2008, Registration No. 001-33864.) †

*31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS, INC.
August 14, 2008	/s/ Jack Antonini
Jack Antonini
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

August 14, 2008	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
Each exhibit identified below is part of this Form 10-Q. Exhibits filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

10.1	Form of Employment Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008).†

10.2
First Amendment to Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of June 20, 2008 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008).†

10.3
First Amendment to Amended and Restated Service Agreement between Bank Machine Ltd. and Ron Delnevo, dated effective as of June 5, 2008 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008).†

10.4
Restricted Stock Agreement between Cardtronics, Inc. and Jack M. Antonini dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.5
Restricted Stock Agreement between Cardtronics, Inc. and J. Chris Brewster dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.6
Restricted Stock Agreement between Cardtronics, Inc. and Michael H. Clinard dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.7
Restricted Stock Agreement between Cardtronics, Inc. and Rick Updyke dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.8
Restricted Stock Agreement between Cardtronics, Inc. and Ron Delnevo dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.9
Cardtronics, Inc.’s 2008 Executive Performance Bonus Plan (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on May 1, 2008, Registration No. 001-33864.) †

*31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

*32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

†	Indicates management contract or compensatory plan or arrangement.