Form 10-Q
period 2008-09-30
CARDTRONICS INC
filed 2008-11-13
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code: (281) 596-9988
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, par value: $0.0001 per share. Shares outstanding on November 7, 2008: 40,624,033

CARDTRONICS, INC.
When we refer to “us,” “we,” “our,” “ours” or “the Company,” we are describing Cardtronics, Inc. and/or our subsidiaries.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,205	$13,439
Accounts and notes receivable, net of allowance of $431 and $560 as of September 30, 2008 and December 31, 2007, respectively	26,098	23,248
Inventory	2,425	2,355
Restricted cash, short-term	2,958	5,900
Deferred tax asset, net	195	216
Prepaid expenses, deferred costs, and other current assets	16,218	11,627

Total current assets	49,099	56,785
Restricted cash	324	317
Property and equipment, net	170,477	163,912
Intangible assets, net	116,125	130,901
Goodwill	227,139	235,185
Prepaid expenses and other assets	4,583	4,185

Total assets	$567,747	$591,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,512	$882
Current portion of capital lease obligations	818	1,147
Current portion of other long-term liabilities	18,170	16,201
Accounts payable	24,981	34,385
Accrued liabilities	51,026	70,524

Total current liabilities	96,507	123,139
Long-term liabilities:
Long-term debt, net of current portion and related discounts	341,985	307,733
Capital lease obligations, net of current portion	411	982
Deferred tax liability, net	11,740	11,480
Asset retirement obligations	19,103	17,448
Other long-term liabilities	14,950	23,392

Total liabilities	484,696	484,174

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 45,633,582 and 43,571,956 shares issued as of September 30, 2008 and December 31, 2007, respectively; 40,627,833 and 38,566,207 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	4	4
Subscriptions receivable (at face value)	(128)	(229)
Additional paid-in capital	192,755	190,508
Accumulated other comprehensive loss, net	(18,779)	(4,518)
Accumulated deficit	(42,580)	(30,433)
Treasury stock; 5,005,749 shares at cost	(48,221)	(48,221)

Total stockholders’ equity	83,051	107,111

Total liabilities and stockholders’ equity	$567,747	$591,285

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
ATM operating revenues	$121,192	$106,234	$357,759	$251,854
Vcom operating revenues	1,416	685	4,014	685
ATM product sales and other revenues	4,651	3,668	13,036	9,805

Total revenues	127,259	110,587	374,809	262,344
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	91,434	79,966	270,128	191,046
Cost of Vcom operating revenues	1,469	2,644	5,477	2,644
Cost of ATM product sales and other revenues	4,064	3,111	11,890	9,196

Total cost of revenues	96,967	85,721	287,495	202,886
Gross profit	30,292	24,866	87,314	59,458
Operating expenses:
Selling, general, and administrative expenses	10,387	7,621	28,738	20,985
Depreciation and accretion expense	10,048	6,961	29,169	18,541
Amortization expense	4,657	9,204	13,661	14,062

Total operating expenses	25,092	23,786	71,568	53,588
Income from operations	5,200	1,080	15,746	5,870
Other expense (income):
Interest expense, net	7,913	8,545	23,267	20,437
Amortization of deferred financing costs and bond discounts	531	439	1,569	1,155
Minority interest in subsidiary	(814)	(174)	(814)	(286)
Other	1,274	678	3,377	1,037

Total other expense	8,904	9,488	27,399	22,343
Loss before income taxes	(3,704)	(8,408)	(11,653)	(16,473)
Income tax expense	469	2,275	494	3,212

Net loss	(4,173)	(10,683)	(12,147)	(19,685)
Preferred stock accretion expense	—	67	—	200

Net loss available to common stockholders	$(4,173)	$(10,750)	$(12,147)	$(19,885)

Net loss per common share — basic and diluted	$(0.11)	$(0.77)	$(0.31)	$(1.42)

Weighted average shares outstanding — basic and diluted	38,920,887	14,026,960	38,749,233	14,006,822

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,147)	$(19,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	42,830	32,603
Amortization of deferred financing costs and bond discounts	1,569	1,155
Stock-based compensation expense	2,167	768
Deferred income taxes	388	3,053
Gain on sale of Winn-Dixie equity securities	—	(569)
Minority interest	(814)	(286)
Loss on disposal of assets	3,350	1,672
Other reserves and non-cash items	(5,481)	(840)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts and notes receivable, net	(3,378)	(1,607)
(Increase) decrease in prepaid, deferred costs, and other current assets	(4,096)	2,855
Decrease in inventory	362	3,231
(Increase) decrease in other assets	674	(5,193)
Increase (decrease) in accounts payable and accrued liabilities	(10,927)	19,393
Decrease in other liabilities	(2,724)	(1,010)

Net cash provided by operating activities	11,773	35,540

Cash flows from investing activities:
Additions to property and equipment	(53,585)	(43,957)
Proceeds from sale of property and equipment	—	3
Payments for exclusive license agreements and site acquisition costs	(895)	(1,381)
Additions to equipment to be leased to customers	—	(412)
Principal payments received under direct financing leases	17	22
Acquisition, net of cash acquired	(350)	(137,694)
Proceeds from sale of Winn-Dixie equity securities	—	3,950

Net cash used in investing activities	(54,813)	(179,469)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	103,336	170,264
Repayments of long-term debt and capital leases	(69,753)	(22,363)
Repayments of borrowings under bank overdraft facility, net	(2,961)	54
Payments received on subscriptions receivable	101	—
Proceeds from exercises of stock options	362	46
Minority interest stockholder capital contribution	1,662	174
Equity offering costs	(1,489)	(150)
Debt issuance and modification costs	(195)	(677)

Net cash provided by financing activities	31,063	147,348

Effect of exchange rate changes on cash	(257)	(19)

Net increase (decrease) in cash and cash equivalents	(12,234)	3,400

Cash and cash equivalents at beginning of period	13,439	2,718

Cash and cash equivalents at end of period	$1,205	$6,118

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$31,025	$22,872
Cash paid for income taxes	220	27
Fixed assets financed with direct debt	—	3,125
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General and Basis of Presentation
General
Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) owns and operates approximately 28,600 automated teller machines (“ATM”) located in all 50 states of the United States, 2,500 ATMs located throughout the United Kingdom, and 2,000 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free network of ATMs within the United States (based on the number of participating ATMs) and works with financial institutions to place their logos on the Company’s ATM machines, thus providing convenient surcharge-free access to the financial institutions’ customers.
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
The financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 are unaudited. The Consolidated Balance Sheet as of December 31, 2007 was derived from the audited balance sheet filed in the Company’s 2007 Form 10-K. In management’s opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s interim period results have been made. The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s reported net loss or stockholders’ equity.
The unaudited interim consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Because the Company owns a majority (51.0%) interest in and absorbs a majority of the losses or returns of Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a minority interest. See Note 10 for additional information on minority interest stockholder activity during 2008.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$8,719	$6,479	$25,415	$17,257
Amortization expense	4,657	9,204	13,661	14,062

Total depreciation, accretion, and amortization expenses excluded from cost of ATM operating revenues and gross profit	$13,376	$15,683	$39,076	$31,319

(2) Acquisitions
Acquisition of 7-Eleven Financial Services Business. On July 20, 2007, the Company acquired substantially all of the assets of the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”) for approximately $137.3 million in cash (the “7-Eleven ATM Transaction”). The 7-Eleven ATM Transaction included approximately 5,500 ATMs located in 7-Eleven, Inc. (“7-Eleven”) stores throughout the United States, of which approximately 2,000 were advanced-functionality financial self-service kiosks, referred to as “Vcom” terminals, that are capable of providing more sophisticated financial services, such as check-cashing, remote deposit capture (which is deposit-taking at ATMs not located on a bank’s premises using electronic imaging), money transfer, bill payment services, and other kiosk-based financial services (collectively, the “Vcom Services”).
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
Pro Forma Results of Operations. The Company’s Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 includes the results of operations of the 7-Eleven Financial Services Business. The following table presents the unaudited pro forma combined results of operations of the Company and the acquired 7-Eleven Financial Services Business, after giving effect to certain pro forma adjustments, including the effects of the issuance of the Series B Notes (as defined in Note 8) and additional borrowings under its revolving credit facility, as amended, for the three and nine month periods ended September 30, 2007. The unaudited pro forma financial results assume that the 7-Eleven ATM Transaction and the related financing transactions occurred on January 1, 2007.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
	(In thousands, excluding per share amounts)
Revenues	$118,514	$349,854
Income from operations	867	10,953
Net loss	(12,295)	(22,249)
Net loss available to common stockholders	(12,362)	(22,449)
Net loss per share — basic and diluted	$(0.88)	$(1.60)
This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that would have occurred had those transactions been consummated on January 1, 2007. Additionally, the pro forma results for the nine months ended September 30, 2007 include approximately $4.2 million of placement fee revenues associated with the Vcom operations of the 7-Eleven Financial Services Business, which are not expected to recur in future periods. Furthermore, the pro forma results are not necessarily indicative of the future results to be expected for the Company’s consolidated operations.

Acquisition of Deposit Solutions, Inc. On September 3, 2008, the Company acquired all of the assets of Deposit Solutions, Inc., a small, privately-held company specializing in kiosk-based image deposit solutions. The acquisition included the hiring of the former president of Deposit Solutions, who understands the complexities of both the software and hardware components of image deposit solutions, as well as the assumption of miscellaneous permits, trademarks, and trade names. The Company believes this technology solution will provide an additional image deposit capability that could enhance the roll out of image deposit as well as provide an add-on capability to certain existing locations. The total consideration paid for the acquisition was $0.4 million in cash, the full amount of which was preliminarily allocated to a non-compete agreement with the former president of Deposit Solutions.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Cost of ATM operating revenues	$227	$16	$424	$47
Selling, general, and administrative expenses	1,129	297	1,743	721

Total stock-based compensation expense	$1,356	$313	$2,167	$768

The increase in stock-based compensation expense during the three and nine month periods ended September 30, 2008 was due to the Company’s issuance of 1,670,250 shares of restricted stock and 228,000 stock options to certain of its employees during 2008. Both the restricted shares and the stock options were granted under the Company’s 2007 Stock Incentive Plan.
Restricted Shares. A summary of the Company’s outstanding restricted shares as of September 30, 2008 and changes during the nine months ended September 30, 2008 are presented below:

Number
of Shares
Restricted shares outstanding as of January 1, 2008	—
Granted	1,670,250
Vested	(3,500)

Restricted shares outstanding as of September 30, 2008	1,666,750

During the second and third quarters of 2008, the Company granted 1,640,250 and 30,000 restricted shares, respectively, to certain employees. These shares, the majority of which represent shares that will vest ratably over a four-year service period, had a total grant-date fair value of $14.4 million, or $8.62 per share. Compensation expense associated with the restricted stock grants totaled approximately $949,000 and $1.1 million during the three and nine month periods ended September 30, 2008, respectively, and, based upon our estimates of forfeitures, there was approximately $12.8 million of unrecognized compensation cost associated with these shares as of September 30, 2008, which will be recognized over the remaining vesting period.

Options. A summary of the Company’s outstanding stock options as of September 30, 2008 and changes during the nine months ended September 30, 2008 are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding as of January 1, 2008	4,960,041	$7.78
Granted	228,000	$8.57
Exercised	(391,376)	$0.92
Forfeited	(130,156)	$11.22
Cancelled	(406,367)	$11.40

Options outstanding as of September 30, 2008	4,260,142	$8.00

Options vested and exercisable as of September 30, 2008	2,935,251	$6.66
The options granted in 2008 had a total grant-date fair value of $801,000, or $3.51 per share.
(4) Earnings per Share
The Company reports its earnings per share in accordance with SFAS No. 128, Earnings per Share. Potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the three and nine month periods ended September 30, 2008 and 2007, the Company incurred net losses and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. The anti-dilutive securities included all outstanding stock options, all shares of restricted stock, and, for periods prior to their conversion in December 2007, the Company’s Series B redeemable convertible preferred stock.
(5) Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Total comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(4,173)	$(10,683)	$(12,147)	$(19,685)
Unrealized gains (losses) on interest rate hedges	(4,314)	(7,155)	642	(6,961)
Foreign currency translation adjustments	(13,657)	1,878	(14,903)	4,378
Reclassifications of unrealized gains on available-for-sale securities, net of taxes	—	—	—	(498)

Total comprehensive loss	$(22,144)	$(15,960)	$(26,408)	$(22,766)

The significant increase in the total comprehensive loss figure for the three and nine month periods ended September 30, 2008 was primarily due to changes in foreign currency exchange rates. As of September 30, 2008, the exchange rate between the United States dollar and the British pound was 1.81:1, compared to 1.99:1 as of June 30, 2008 and 2.01:1 as of December 31, 2007.

Accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Unrealized losses on interest rate hedges	$(13,002)	$(13,644)
Foreign currency translation adjustments	(5,777)	9,126

Total accumulated other comprehensive loss	$(18,779)	$(4,518)

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested in the foreign countries in which those subsidiaries operate for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in those subsidiaries or the foreign currency translation adjustment amounts reflected in the tables above. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to these interest rate swaps as of September 30, 2008 or December 31, 2007, as management does not currently believe the Company will be able to realize the benefits associated with its net deferred tax asset positions.
(6) Intangible Assets
Intangible Assets with Indefinite Lives
The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of September 30, 2008 and December 31, 2007, as well as the changes in the net carrying amounts for the nine months ended September 30, 2008, by geographic segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of December 31, 2007	$150,445	$84,050	$690	$200	$4,015	$239,400
Purchase price adjustments	6	—	—	—	—	6
Foreign currency translation adjustments	—	(8,052)	—	—	(395)	(8,447)

Balance as of September 30, 2008	$150,451	$75,998	$690	$200	$3,620	$230,959

Intangible Assets with Definite Lives
The following is a summary of the Company’s intangible assets that are subject to amortization as of September 30, 2008:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer and branding contracts/relationships	$162,327	$(62,154)	$100,173
Deferred financing costs	14,080	(5,422)	8,658
Exclusive license agreements	5,420	(2,322)	3,098
Non-compete agreements	448	(72)	376

Total	$182,275	$(69,970)	$112,305

(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Accrued merchant fees	$10,511	$9,933
Accrued armored fees	6,771	5,879
Accrued cash management fees	4,766	5,574
Accrued maintenance fees	4,617	6,970
Accrued merchant settlement amounts	4,018	5,807
Accrued interest	3,742	11,257
Accrued compensation	3,109	3,832
Accrued processing costs	1,584	1,477
Accrued purchases	1,497	6,098
Accrued ATM telecommunications costs	1,495	1,424
Accrued property and sales taxes	1,283	446
Accrued interest rate swap payments	1,014	147
Other accrued expenses	6,619	11,680

Total	$51,026	$70,524

The decrease in accrued liabilities from December 31, 2007 to September 30, 2008 was primarily the result of the timing of interest payments associated with our $300.0 million of senior subordinated notes, which are due in February and August of each year (see Note 8), and the timing of the receipt and payment of invoices for purchases, including capital expenditures.
(8) Long-Term Debt
The Company’s long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Revolving credit facility	$39,100	$4,000
Senior subordinated notes due August 2013 (net of unamortized discounts of $3.5 million as of September 30, 2008 and $3.9 million as of December 31, 2007)	296,494	296,088
Other	7,903	8,527

Total	343,497	308,615
Less current portion	1,512	882

Total excluding current portion	$341,985	$307,733

Revolving Credit Facility
As of September 30, 2008, $39.1 million of borrowings were outstanding under the Company’s $175.0 million revolving credit facility. Additionally, $6.1 million in letters of credit had been posted under the facility in favor of the lessors under the ATM equipment leases that the Company assumed in connection with the 7-Eleven ATM Transaction. These letters of credit, which the lessors may draw upon in the event the Company fails to make payments under the leases, further reduced the Company’s borrowing capacity under the facility. As of September 30, 2008, the Company’s available borrowing capacity under the amended facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) and interest expense covenants contained in the agreement, totaled approximately $129.8 million. As of September 30, 2008, the Company was in compliance with all applicable covenants and ratios under the facility.

Senior Subordinated Notes
On July 20, 2007, the Company issued $100.0 million of 9.25% senior subordinated notes due 2013 — Series B (the “Series B Notes”) pursuant to Rule 144A of the Securities Act of 1933, as amended. In conjunction with this issuance, the Company entered into a registration rights agreement with the bondholders, pursuant to which the Company was required to either (1) register the Series B Notes with the SEC on or before July 14, 2008 (the “Effectiveness Target Date”) and successfully complete an exchange offer with respect to the Series B Notes within 30 days following the Effectiveness Target Date or (2) be subject to higher interest rates on the Series B Notes in subsequent periods. On June 10, 2008, the Series B Notes were successfully registered with the SEC, and on July 18, 2008, the Company successfully completed its exchange offer. The form and terms of the Series B Notes are the same as the form and terms of the Company’s $200.0 million senior subordinated notes due 2013 (the “Series A Notes”).
As of September 30, 2008, the Company was in compliance with all applicable covenants required under both the $200.0 million Series A Notes and the $100.0 million Series B Notes.
Other
As of September 30, 2008, “Other” consists of six separate equipment financing agreements entered into by Cardtronics Mexico. Such agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the loan agreement, the Company has issued a guaranty for 51.0% of the obligations under this agreement (consistent with its ownership percentage in Cardtronics Mexico.) As of September 30 2008, the total amount of the guaranty was $44.1 million pesos ($4.0 million U.S.).
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
The following table is a summary of the changes in Company’s asset retirement obligation liability for the nine months ended September 30, 2008 (in thousands):

Asset retirement obligation as of January 1, 2008	$17,448
Additional obligations	3,694
Accretion expense	1,233
Payments	(2,538)
Change in estimates	(265)
Foreign currency translation adjustments	(469)

Asset retirement obligation as of September 30, 2008	$19,103

The change in estimates during the nine months ended September 30, 2008 represents the write-off of residual liability amounts during the first quarter of 2008 associated with a portfolio of ATMs previously installed at one of the Company’s merchant customers’ locations. As the entire portfolio of machines was deinstalled in conjunction with the Company’s Triple-DES security upgrade efforts in 2007 and 2008, the Company no longer has any further deinstallation obligations associated with the previously-installed ATMs. The amount shown as a change in estimates represents the difference in the costs that the Company originally estimated it would incur to deinstall the ATMs and the actual costs incurred on the deinstallations.

(10) Other Liabilities
Other liabilities consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Obligations associated with acquired unfavorable contracts	$7,990	$8,158
Interest rate swaps	6,888	4,489
Deferred revenue	1,674	1,789
Other	1,618	1,765

Total	$18,170	$16,201

Other Long-Term Liabilities:
Interest rate swaps	$6,384	$9,155
Obligations associated with acquired unfavorable contracts	1,636	7,626
Deferred revenue	3,539	3,380
Minority interest	848	—
Other long-term liabilities	2,543	3,231

Total	$14,950	$23,392

The decline in other long-term liabilities was primarily the result of the amortization of the unfavorable contracts acquired in the 7-Eleven ATM Transaction. These obligations are being amortized on a monthly basis over the remaining life of the contracts, the majority of which terminate by the end of 2009.
Minority Interest Liability. As of December 31, 2007, the cumulative losses generated by Cardtronics Mexico and allocable to the minority interest stockholders exceeded the underlying equity amounts of the minority interest stockholders. As Cardtronics is the entity that consolidates Cardtronics Mexico, all losses generated by Cardtronics Mexico were being allocated 100.0% to Cardtronics until such time that Cardtronics Mexico generates a cumulative amount of earnings sufficient to cover all excess losses allocable to the Company, or until such time that the minority interest stockholders contribute additional equity to Cardtronics Mexico in an amount sufficient to cover the losses. In the third quarter of 2008, both Cardtronics, Inc. and the minority interest stockholders in Cardtronics Mexico made additional capital contributions in the amount of $1.8 million and $1.7 million, respectively. As the contribution made by the minority interest stockholders exceeded the excess losses that had been absorbed by Cardtronics, Inc., the Company now has a minority interest payable on its books for the excess of the contribution over the previously absorbed losses.
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

In the second quarter of 2008, the Company was made aware of a security incident affecting a previous third-party service provider which, in turn, potentially affected certain of the Company’s ATMs located in the stores of one of the Company’s merchant customers in the United States. In May 2008, the Company received a notification from a financial institution indicating that it believes approximately $3.0 million in fraudulent cash withdrawals occurred on that financial institution’s network of ATMs as a result of the security incident. The Company also understands that approximately $1.7 million in cash has been recovered and that some or all of these recovered funds may be applied to the financial institution’s losses. In any event, based on information received to date, the Company does not believe that the security incident referred to above caused any cardholder personal identification numbers (“PINs”) to be compromised and thus does not believe that the fraudulent cash withdrawals were associated with the security incident. The Company is working closely with the financial institution to try to identify the source of the financial institution’s recent PIN-based losses. To the extent additional notifications are received by, or loss claims are made against, the Company related to this security incident, the Company intends to work through its normal process with its insurance carrier and its partners to determine the appropriate means of addressing those notifications or claims. In the event the Company is unsuccessful in its efforts to effectively address any such notifications or claims, and it is determined that the Company is liable for any losses that are deemed to have resulted from the security incident, the Company’s financial results could be negatively impacted.
In October 2008, the Company became aware of a lawsuit filed in the Superior Court of California, County of Los Angeles, against Cardtronics, Inc.; Citibank, N.A.; 7-Eleven, Inc.; American State Bank; and Unionbancal Corporation. This lawsuit is a putative class-action lawsuit, on behalf of consumers in California, alleging that the companies’ ATMs violated state laws by not disclosing the possibility that consumers’ financial institutions would impose surcharges for balance inquiry transactions conducted through the companies’ ATMs. Cardtronics denies that it has violated any laws relating to the operation of its ATMs in the state of California. Although the Company has not yet been officially served with notice of the lawsuit, if and when such service is completed, management will defend vigorously against the allegations made in this lawsuit. At this time, the Company does not believe the outcome of this lawsuit will have a material adverse impact on its financial condition or results of operations.
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
Capital and Operating Leases
Capital Lease Obligations. As a result of the 7-Eleven ATM Transaction, the Company assumed responsibility for certain capital lease contracts that expire at various times through June 2010. Upon the fulfillment of certain payment obligations related to the capital leases, ownership of the ATMs transfers to the Company. As of September 30, 2008, approximately $1.2 million of capital lease obligations were included within the Company’s Consolidated Balance Sheet.
Operating Lease Obligations. In addition to the capital leases assumed in connection with the 7-Eleven ATM Transaction, the Company also assumed certain operating leases. In conjunction with its purchase price allocation related to the 7-Eleven ATM Transaction, the Company recorded approximately $8.7 million of other liabilities (current and long-term) to value certain unfavorable equipment operating leases assumed as part of the acquisition. These liabilities are being amortized over the remaining terms of the underlying leases, the majority of which expire in late 2009, and serve to reduce ATM operating lease expense amounts to the fair value of these services as of the date of the acquisition. During the three and nine month periods ended September 30, 2008, the Company recognized approximately $0.9 million and $2.7 million, respectively, in lease expense reductions associated with the amortization of these liabilities, and the remaining balance as of September 30, 2008 was $4.3 million. Upon the expiration of the operating leases, the Company will be required to renew the lease contracts, enter into new lease contracts or purchase new or used ATMs to replace the leased equipment.

Related Letters of Credit. Additionally, in connection with the 7-Eleven ATM Transaction, the Company posted $7.5 million in letters of credit related to the operating and capital leases described above upon which the lessors can draw in the event the Company fails to make scheduled payments under the leases. These letters of credit, which are reduced periodically as payments are made under the leases, will be released upon the expiration of the leases. As of September 30, 2008, the total outstanding balance under these letters of credit was $6.1 million.
Other Commitments
Asset Retirement Obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $19.1 million accrued for these liabilities as of September 30, 2008. For additional information on the Company’s asset retirement obligations, see Note 9.
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
To meet the above objective, the Company has entered into several LIBOR-based and federal funds effective rate-based interest rate swaps to fix the interest rate paid on $550.0 million of the Company’s current and anticipated outstanding ATM cash balances in the United States. The swaps in place as of September 30, 2008 serve to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)
$550,000	4.61%	October 1, 2008 – December 31, 2008
$550,000	4.30%	January 1, 2009 – December 31, 2009
$550,000	4.11%	January 1, 2010 – December 31, 2010
$400,000	3.72%	January 1, 2011 – December 31, 2011
$200,000	3.96%	January 1, 2012 – December 31, 2012
As of September 30, 2008 and December 31, 2007, the Company had a net liability of $13.0 million and $13.6 million, respectively, recorded in its Consolidated Balance Sheets related to the above interest rate swaps, which represented the fair value of the agreements based on third-party quotes for similar instruments with the same terms and conditions, as the instruments are required to be carried at fair value. These swaps have been accounted for as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to these interest rate swaps as of September 30, 2008 or December 31, 2007, as management does not currently believe that the Company will be able to realize the benefits associated with its net deferred tax asset positions.
Net amounts paid or received under the swaps are recorded as adjustments to the Company’s “Cost of ATM operating revenues” in the accompanying Consolidated Statements of Operations, as the interest rate swaps are utilized by the Company to economically hedge exposure to variable interest rates charged on outstanding vault cash balances, a cost of revenue activity. During the three and nine month periods ended September 30, 2008 and 2007, gains or losses incurred as a result of ineffectiveness associated with the Company’s interest rate swaps were immaterial.
As of September 30, 2008, the Company has not entered into any derivative financial instruments to hedge its variable interest rate exposure in the United Kingdom or Mexico.

(13) Income Taxes
Income tax expense based on the Company’s loss before income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Income tax expense	$469	$2,275	$494	$3,212
Effective tax rate	(12.7)%	(27.1)%	(4.2)%	(19.5)%
The Company computes its quarterly income tax provision amounts under the effective tax rate method based on applying an anticipated effective tax rate in each major tax jurisdiction, if and when applicable, to the pre-tax book income or loss amounts generated in the jurisdictions. During the three and nine month periods ended September 30, 2008, the Company increased its valuation allowance by approximately $0.9 million and $2.8 million, respectively. The increases were due to the Company’s determination that it is more likely than not that it will not be able to realize the benefit associated with the net deferred tax asset balance related to its domestic operations. The negative effective tax rates reflected above were due to the domestic valuation allowance discussed above, the relative mix of pre-tax loss amounts in the Company’s foreign and domestic jurisdictions, and the fact that the Company is not currently recognizing any tax benefits associated with its Mexico operations. Furthermore, the Company was in a taxable income position with respect to its domestic state income taxes but in a taxable loss position with respect to its domestic federal income taxes, which also contributed to the overall negative effective tax rates for certain periods reflected above. Finally, the Company recorded a contingent tax liability totaling $0.4 million during the three month period ended September 30, 2008 related to our United Kingdom operations, further contributing to the overall negative effective tax rate.
The Company is currently not recording any valuation allowances related to the deferred tax assets associated with its United Kingdom operations as the Company currently believes it is more likely than not that it will have sufficient taxable income in future periods, including the reversal of existing deferred tax liabilities, to utilize those assets. However, the Company’s United Kingdom operations have generated significant pre-tax book losses during the nine months ended September 30, 2008. If these losses continue through the remainder of 2008 and into 2009, the Company may be required to establish a valuation allowance for a portion, if not all, of any net deferred tax asset balance associated with these operations.
(14) Segment Information
As of September 30, 2008, the Company’s operations consisted of its United States, United Kingdom, Mexico, and Advanced Functionality segments. While each of these segments provides similar ATM-related services, each segment is managed separately, as they require different marketing and business strategies. Furthermore, the Company previously determined that the advanced-functionality services provided through the acquired Vcom units exhibited different economic characteristics than the traditional ATM services provided by its other three segments, in large part due to the anticipated losses associated with providing advanced-functionality services and the fact that these operations will be managed separately until they can achieve break-even status.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
EBITDA	$19,445	$16,741	$56,013	$37,722
Depreciation and accretion expense	10,048	6,961	29,169	18,541
Amortization expense	4,657	9,204	13,661	14,062
Interest expense, net, including amortization of deferred financing costs and bond discounts	8,444	8,984	24,836	21,592
Income tax expense	469	2,275	494	3,212

Net loss	$(4,173)	$(10,683)	$(12,147)	$(19,685)

The following tables reflect certain financial information for each of the Company’s reporting segments. All intercompany transactions between the Company’s reporting segments have been eliminated.

	For the Three Months Ended September 30, 2008
	United	United		Advanced
	States	Kingdom	Mexico	Functionality	Eliminations	Total
	(In thousands)
Revenue from external customers	$101,068	$20,132	$4,643	$1,416	$—	$127,259
Intersegment revenues	536	—	—	—	(536)	—
Cost of revenues	75,665	16,396	3,824	1,618	(536)	96,967
Selling, general, and administrative expenses	8,788	1,204	270	125	—	10,387

EBITDA	16,984	1,577	397	(327)	814	19,445

Depreciation and accretion expense	6,521	3,062	471	—	(6)	10,048
Amortization expense	4,112	532	13	—	—	4,657
Interest expense, net	6,786	1,448	210	—	—	8,444

Capital expenditures, excluding acquisitions (2)(3)	3,106	6,071	1,585	131	—	10,893

	For the Three Months Ended September 30, 2007
	United	United		Advanced
	States (1)	Kingdom	Mexico	Functionality (1)	Eliminations	Total
	(In thousands)
Revenue from external customers	$91,259	$17,192	$1,451	$685	$—	$110,587
Cost of revenues	69,586	12,339	1,152	2,644	—	85,721
Selling, general, and administrative expenses	6,091	1,116	344	121	(51)	7,621

EBITDA	15,036	3,611	(50)	(2,080)	224	16,741

Depreciation and accretion expense	4,862	1,997	93	—	9	6,961
Amortization expense	8,743	449	12	—	—	9,204
Interest expense, net	7,778	1,124	82	—	—	8,984

Capital expenditures, excluding acquisitions (2)(3)	9,685	9,833	865	226	—	20,609
Additions to equipment to be leased to customers	—	—	(10)	—	—	(10)

	For the Nine Months Ended September 30, 2008
	United	United			Advanced
	States	Kingdom		Mexico	Functionality	Eliminations	Total
	(In thousands)
Revenue from external customers	$302,874	$57,473		$10,448	$4,014	$—	$374,809
Intersegment revenues	1,256	—		—	—	(1,256)	—
Cost of revenues	225,685	48,329	(4)	8,756	5,981	(1,256)	287,495
Selling, general, and administrative expenses	23,908	3,670		845	315	—	28,738

EBITDA	53,249	3,659	(4)	573	(2,282)	814	56,013

Depreciation and accretion expense	19,217	8,799		1,186	—	(33)	29,169
Amortization expense	12,017	1,606		38	—	—	13,661
Interest expense, net	19,896	4,336		604	—	—	24,836

Capital expenditures, excluding acquisitions (2) (3)	24,824	24,937		4,348	371	—	54,480

	For the Nine Months Ended September 30, 2007
	United	United			Advanced
	States (1)	Kingdom		Mexico	Functionality (1)	Eliminations	Total
	(In thousands)
Revenue from external customers	$213,186	$45,533		$2,940	$685	$—	$262,344
Intersegment revenues	82	—		—	—	(82)	—
Cost of revenues	165,188	32,650	(4)	2,454	2,644	(50)	202,886
Selling, general, and administrative expenses	16,735	3,152		961	121	16	20,985

EBITDA	30,773	9,394	(4)	(491)	(2,080)	126	37,722

Depreciation and accretion expense	13,392	5,007		162	—	(20)	18,541
Amortization expense	12,747	1,278		37	—	—	14,062
Interest expense, net	18,262	3,156		174	—	—	21,592

Capital expenditures, excluding acquisitions (2) (3)	21,795	21,058		2,259	226	—	45,338
Additions to equipment to be leased to customers	—	—		412	—	—	412

(1)	The Company consummated the 7-Eleven ATM Transaction on July 20, 2007. As a result, the Company’s results of operations for the three and nine months ended September 30, 2007 only include the acquired operations for 70 days. The acquired ATM operations are included in the United States segment results, and the acquired Vcom operations are included in the Advanced Functionality segment results.

(2)	Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs.

(3)	Capital expenditure amounts for Mexico are reflected gross of any minority interest amounts.

(4)	During the second quarter of 2008, the Company experienced a significant increase in transactions conducted on its ATMs in the United Kingdom with counterfeit credit cards. Due to a delay in the completion of its Europay MasterCard Visa (“EMV”) security standard certification with the network whose brand was on those cards, the Company was liable under the network’s rules for the resulting claims, which the Company now estimates could total $1.2 million. As a result, cost of revenues and EBITDA were negatively impacted by the $1.2 million charge during the nine month period ended September 30, 2008. Additionally, a similar charge in the amount of $0.4 million was incurred during the second quarter of 2007, which negatively impacted the United Kingdom segment’s costs of revenues and EBITDA for the nine month period ended September 30, 2007. However, during the third quarter of 2008, the Company successfully achieved EMV certification with this particular network, and thus, it does not expect to incur additional charges related to this issue in the future.
Identifiable Assets:

	September 30, 2008	December 31, 2007
	(In thousands)
United States	$386,000	$409,120
United Kingdom	156,570	163,464
Mexico	14,585	12,337
Advanced Functionality	10,592	6,364

Total	$567,747	$591,285

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
Subsequent to the issuance of SFAS No. 157, the FASB issued FSP No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
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

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

	Fair Value Measurements
	Total Carrying
	Value	Level 1	Level 2	Level 3
	(In thousands)
Interest rate swaps	$13,002	$—	$13,002	$—
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
Interest rate swaps. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade.
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
Fair Value Option. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies the option to measure certain financial instruments and other items at fair value. The Company has elected not to adopt the fair value option provisions of this statement for any currently recognized assets or liabilities.
Issued but Not Yet Adopted
As of September 30, 2008, the Company had not adopted the following accounting standards and interpretations:
Business Combinations. In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest, and certain contingencies, including contingent consideration, be measured at fair value, and certain other acquisition-related costs, including costs of a plan to exit an activity or terminate and relocate employees, be expensed rather than capitalized. SFAS No. 141R will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted. The Company will adopt the provisions of SFAS No. 141R effective January 1, 2009 and apply the requirements of the statement to business combinations that occur subsequent to its adoption. The impact of the Company’s adoption of SFAS No. 141R will depend upon the nature and terms of business combinations, if any, that the Company consummates on or after January 1, 2009.
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

Disclosures about Derivatives and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives and Hedging Activities — an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. This standard requires a company to provide enhanced disclosures about (1) how and why the company uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (3) how derivative instruments and related hedged items affect the company’s financial position, financial performance, and cash flows. The Company will adopt the provisions of SFAS No. 161 on January 1, 2009 and apply the disclosure requirements to disclosures made subsequent to its adoption. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.
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
(16) Supplemental Guarantor Financial Information
The Company’s Series A Notes and Series B Notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007 and the condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$102,870	$24,775	$(386)	$127,259
Operating costs and expenses	1,451	95,228	25,772	(392)	122,059

Operating (loss) income	(1,451)	7,642	(997)	6	5,200
Interest expense, net, including amortization of deferred financing costs and bond discounts	236	6,550	1,658	—	8,444
Equity in losses of subsidiaries	2,414	—	—	(2,414)	—
Other (income) expense, net	(116)	283	1,107	(814)	460

(Loss) income before income taxes	(3,985)	809	(3,762)	3,234	(3,704)
Income tax expense (benefit)	1,008	(30)	(509)	—	469

Net (loss) income available to common stockholders	$(4,993)	$839	$(3,253)	$3,234	$(4,173)

Condensed Consolidating Statements of Operations — Continued

	Three Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$91,944	$18,643	$—	$110,587
Operating costs and expenses	320	91,727	17,502	(42)	109,507

Operating (loss) income	(320)	217	1,141	42	1,080
Interest expense, net, including amortization of deferred financing costs and bond discounts	2,142	5,636	1,206	—	8,984
Equity in losses of subsidiaries	6,005	—	—	(6,005)	—
Other (income) expense, net	—	547	131	(174)	504

Loss before income taxes	(8,467)	(5,966)	(196)	6,221	(8,408)
Income tax expense (benefit)	2,432	53	(210)	—	2,275

Net (loss) income	(10,899)	(6,019)	14	6,221	(10,683)
Preferred stock accretion expense	67	—	—	—	67

Net (loss) income available to common stockholders	$(10,966)	$(6,019)	$14	$6,221	$(10,750)

	Nine Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$307,639	$67,921	$(751)	$374,809
Operating costs and expenses	2,141	284,477	73,229	(784)	359,063

Operating (loss) income	(2,141)	23,162	(5,308)	33	15,746
Interest expense, net	319	19,577	4,940	—	24,836
Equity in losses of subsidiaries	7,798	—	—	(7,798)	—
Other (income) expense, net	(288)	1,576	2,089	(814)	2,563

(Loss) income before income taxes	(9,970)	2,009	(12,337)	8,645	(11,653)
Income tax expense (benefit)	3,024	106	(2,636)	—	494

Net (loss) income available to common stockholders	$(12,994)	$1,903	$(9,701)	$8,645	$(12,147)

	Nine Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$213,953	$48,473	$(82)	$262,344
Operating costs and expenses	909	209,918	45,701	(54)	256,474

Operating (loss) income	(909)	4,035	2,772	(28)	5,870
Interest expense, net	6,502	11,760	3,330	—	21,592
Equity in losses of subsidiaries	9,240	—	—	(9,240)	—
Other (income) expense, net	(112)	684	353	(174)	751

Loss before income taxes	(16,539)	(8,409)	(911)	9,386	(16,473)
Income tax expense (benefit)	3,292	158	(238)	—	3,212

Net loss	(19,831)	(8,567)	(673)	9,386	(19,685)
Preferred stock accretion expense	200	—	—	—	200

Net loss available to common stockholders	$(20,031)	$(8,567)	$(673)	$9,386	$(19,885)

Condensed Consolidating Balance Sheets

	As of September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$25	$425	$755	$—	$1,205
Receivables, net	935	22,473	4,049	(1,359)	26,098
Other current assets	2,469	10,935	10,365	(1,973)	21,796

Total current assets	3,429	33,833	15,169	(3,332)	49,099
Property and equipment, net	—	100,299	70,358	(180)	170,477
Intangible assets, net	7,961	95,049	13,115	—	116,125
Goodwill	—	150,451	76,688	—	227,139
Investments in and advances to subsidiaries	39,762	—	—	(39,762)	—
Intercompany receivable (payable)	(2,751)	8,647	(5,896)	—	—
Prepaid expenses and other assets	384,575	3,186	1,721	(384,575)	4,907

Total assets	$432,976	$391,465	$171,155	$(427,849)	$567,747

Liabilities and Stockholders’ Equity:
Current portion of long-term debt	$—	$—	$1,512	$—	$1,512
Current portion of capital lease obligations	—	818	—	—	818
Current portion of other long-term liabilities	—	18,170	—	—	18,170
Accounts payable and accrued liabilities	3,921	53,077	22,335	(3,326)	76,007

Total current liabilities	3,921	72,065	23,847	(3,326)	96,507
Long-term debt, net of current portion	335,594	267,447	123,519	(384,575)	341,985
Capital lease obligations, net of current portion	—	411	—	—	411
Deferred tax liability	10,410	981	349	—	11,740
Asset retirement obligations	—	13,089	6,014	—	19,103
Other non-current liabilities	—	14,084	18	848	14,950

Total liabilities	349,925	368,077	153,747	(387,053)	484,696
Stockholders’ equity	83,051	23,388	17,408	(40,796)	83,051

Total liabilities and stockholders’ equity	$432,976	$391,465	$171,155	$(427,849)	$567,747

Condensed Consolidating Balance Sheets — Continued

	As of December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$76	$11,576	$1,787	$—	$13,439
Receivables, net	(292)	20,894	2,713	(67)	23,248
Other current assets	1,031	8,781	10,876	(590)	20,098

Total current assets	815	41,251	15,376	(657)	56,785
Property and equipment, net	—	99,764	64,360	(212)	163,912
Intangible assets, net	8,768	106,808	15,325	—	130,901
Goodwill	—	150,445	84,740	—	235,185
Investments in and advances to subsidiaries	50,249	—	—	(50,249)	—
Intercompany receivable (payable)	(863)	6,395	(5,532)	—	—
Prepaid expenses and other assets	368,424	2,970	1,532	(368,424)	4,502

Total assets	$427,393	$407,633	$175,801	$(419,542)	$591,285

Liabilities and Stockholders’ Equity:
Current portion of long-term debt	$—	$—	$882	$—	$882
Current portion of capital lease obligations	—	1,147	—	—	1,147
Current portion of other long-term liabilities	—	16,032	169	—	16,201
Accounts payable and accrued liabilities	12,808	66,726	26,027	(652)	104,909

Total current liabilities	12,808	83,905	27,078	(652)	123,139
Long-term debt, net of current portion	300,088	265,725	110,343	(368,423)	307,733
Capital lease obligations, net of current portion	—	982	—	—	982
Deferred tax liability	7,386	980	3,114	—	11,480
Asset retirement obligations	—	12,332	5,116	—	17,448
Other non-current liabilities	—	22,868	524	—	23,392

Total liabilities	320,282	386,792	146,175	(369,075)	484,174
Stockholders’ equity	107,111	20,841	29,626	(50,467)	107,111

Total liabilities and stockholders’ equity	$427,393	$407,633	$175,801	$(419,542)	$591,285

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(10,354)	$13,571	$8,556	$—	$11,773

Additions to property and equipment	—	(25,144)	(28,441)	—	(53,585)
Payments for exclusive license agreements and site acquisition costs	—	(50)	(845)	—	(895)
Principal payments received under direct financing leases	—	—	17	—	17
Acquisitions	—	(350)	—	—	(350)

Net cash used in investing activities	—	(25,544)	(29,269)	—	(54,813)

Proceeds from issuance of long-term debt	103,500	53,899	19,853	(73,916)	103,336
Repayments of long-term debt	(68,400)	(53,077)	(453)	52,177	(69,753)
Issuance of long-term notes receivable	(73,916)	—	—	73,916	—
Payments received on long-term notes receivable	52,177			(52,177)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(2,961)	—	(2,961)
Proceeds from exercises of stock options	362	—	—	—	362
Other financing activities	(3,420)	—	3,499	—	79

Net cash provided by financing activities	10,303	822	19,938	—	31,063

Effect of exchange rate changes on cash	—	—	(257)	—	(257)

Net decrease in cash and cash equivalents	(51)	(11,151)	(1,032)	—	(12,234)

Cash and cash equivalents at beginning of period	76	11,576	1,787	—	13,439

Cash and cash equivalents at end of period	$25	$425	$755	$—	$1,205

Condensed Consolidating Statements of Cash Flows — Continued

	Nine Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(4,114)	$25,335	$14,319	$—	$35,540

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(21,711)	(22,243)	—	(43,954)
Payments for exclusive license agreements and site acquisition costs	—	(307)	(1,074)	—	(1,381)
Additions to equipment to be leased to customers, net of principal payments received under direct financing leases	—	—	(390)	—	(390)
Acquisition, net of cash acquired	—	(137,694)	—	—	(137,694)
Proceeds from sale of Winn-Dixie equity securities	—	3,950	—	—	3,950

Net cash used in investing activities	—	(155,762)	(23,707)	—	(179,469)

Proceeds from issuance of long-term debt	169,434	155,935	8,877	(163,982)	170,264
Repayments of long-term debt	(22,000)	(21,610)	(113)	21,360	(22,363)
Issuance of long-term notes receivable	(163,982)	—	—	163,982	—
Payments received on long-term notes receivable	21,360	—	—	(21,360)	—
Repayments of borrowings under bank overdraft facility, net	—	—	54	—	54
Other financing activities	(781)	(189)	363	—	(607)

Net cash provided by financing activities	4,031	134,136	9,181	—	147,348

Effect of exchange rate changes on cash	—	—	(19)	—	(19)

Net increase (decrease) in cash and cash equivalents	(83)	3,709	(226)	—	3,400
Cash and cash equivalents at beginning of period	97	1,818	803	—	2,718

Cash and cash equivalents at end of period	$14	$5,527	$577	$—	$6,118

Cautionary Statement Regarding Forward-Looking Statements
Certain statements and information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•	our financial outlook and the financial outlook of the ATM industry;
•	our ability to compete successfully with our competitors;
•	our cash needs, including liquidity issues with our vault cash providers;
•	the implementation of our corporate strategy;
•	our financial performance;
•	our ability to expand our bank branding and surcharge-free service offerings;
•	our ability to provide new ATM solutions to financial institutions;
•	our ability to pursue and successfully integrate acquisitions;
•	our ability to implement new services on our advanced-functionality Vcom units;
•	our ability to strengthen existing customer relationships and reach new customers;
•	our ability to expand internationally;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	our ability prevent security breaches;
•	the additional risks we are exposed to in our armored transport business;
•	the consolidation of several of our existing branding customers; and
•	our ability to cope with and develop business strategies dealing with the deterioration experienced in global credit markets.
Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A. Risk Factors and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”), (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Cardtronics, Inc. operates the world’s largest network of automated teller machines (“ATM”). As of September 30, 2008, our network included approximately 33,100 ATMs throughout the United States, the United Kingdom, and Mexico, primarily at national and regional merchant locations. We provide ATM management and equipment-related services and electronic funds transfer (“EFT”) transaction processing services to our network of ATMs as well as ATMs owned and operated by third parties. For a more detailed discussion of our operations and the manners in which we derive revenues, please refer to our 2007 Form 10-K.
Economic and Strategic Outlook
Over the past three years, we have made significant capital investments, including (1) our acquisition of our United Kingdom operations in 2005, (2) our expansion into Mexico in 2006, (3) our acquisition of the ATM and advanced-functionality kiosk business of 7-Eleven, Inc. (“7-Eleven”) in 2007, and (4) the launch of our in-house EFT processing platform. Additionally, during this same period of time, we continued to deploy ATMs in high-traffic locations under our contracts with large, well-known retailers, which has led to the development of relationships with large financial institutions through bank branding opportunities and enhanced the value of our wholly-owned surcharge-free network, Allpoint. While we describe certain adverse developments below, it remains unclear what impact the current and continuing adverse general economic conditions will ultimately have on us. We believe that as a result of past strategic actions and what we believe to be the relatively conservative use of capital during this time, the current economic downturn may be mitigated by the following characteristics of our business:
Stable earnings and consistent cash flows. The investments made and the relationships built over the last several years have provided us with an operating platform that we believe will continue to generate relatively stable earnings and cash flows without having to expend significant amounts of new capital. As a result, we currently expect that our 2009 capital expenditures will be substantially lower than 2007 and 2008 levels, which in turn should lead to the generation of higher net cash flows in 2009.
Strong liquidity position. We believe that we have a sufficient amount of liquidity to meet our anticipated operating needs for the foreseeable future. Our $175.0 million revolving credit facility does not expire until May 2012 and is led by a syndicate of banks, which we believe to be comparatively well-positioned to weather current overall capital constraints, including BNP Paribas, Bank of America, N.A., BBVA Compass, JPMorgan Chase, and Wells Fargo, N.A. As of September 30, 2008, we had $39.1 million of debt outstanding under this facility and $6.1 million in letters of credit posted under the facility, leaving us $129.8 million in available, committed funding. Given that, absent acquisitions, we expect to generate higher net cash flow amounts during 2009 as a result of decreased capital spending, we currently expect to pay down a significant portion of our outstanding borrowings under this facility, leaving us a majority of the $175.0 million available for future borrowings, if needed. Furthermore, our remaining indebtedness, absent $1.2 million of capital leases in the United States and $7.9 million of equipment loans in Mexico, consists of $300.0 million in senior subordinated notes. These fixed rate notes, which mature in August 2013, contain limited incurrence covenants and require semi-annual interest payments prior to their maturity date.
Product diversification. Over the past few years, we have consciously worked to diversify our product and service offerings beyond the traditional ATM surcharging model, which should provide for future growth opportunities that we do not expect to require significant amounts of new capital. Examples of such growth opportunities include (1) adding more third parties to our ATM transaction processing platform, similar to the arrangement we currently have in place to process transactions for roughly 700 third-party owned and operated ATMs in Circle K Stores across the United States; (2) continued expansion and improvement in the types of services that we currently offer on our advanced-functionality Vcom units located in 7-Eleven convenience stores across the United States; and (3) continued growth in our branding and surcharge-free offerings. With respect to our surcharge-free offerings, we continue to engage in active sales cycles with smaller financial institutions, namely through our Allpoint surcharge-free network. We believe that smaller regional banks and credit unions may benefit in terms of increased customer deposits as a result of the issues currently being experienced by the nation’s larger financial institutions. This, in turn, could result in additional demand for this aspect of our business.

Although we believe that the characteristics described above should benefit us given current market conditions, we do expect the current issues that are negatively impacting the economy and many of the nation’s largest banks to have an adverse impact on our ongoing operations. For example, we have recently seen a decrease in the demand for new bank branding deals, which we believe is directly attributable to the distractions that many of the nation’s large financial institutions are currently facing. While we believe that our bank branding solution offers a compelling value proposition for financial institutions of varying sizes and scale, we currently do not expect any meaningful growth in this aspect of our business until we begin to see a sustained improvement within the credit markets. In addition, the consolidation currently occurring within the banking industry has, and is expected to continue to have, an impact on our branding relationships as existing branding customers are acquired by other, more stable financial institutions, some of which may or may not be existing branding customers of ours. Although we currently believe that our branding contracts will remain fully enforceable in light of these transactions, there can be no assurance that such contracts will remain unaffected by the increased consolidation currently occurring within the United States banking industry.
In addition to the above, the strengthening of the United States dollar relative to the British pound and Mexican peso negatively impacted our third quarter results in terms of translating those foreign earnings into United States dollars. We expect that our financial results will continue to be negatively impacted during the remainder of 2008 as the British pound has continued to weaken significantly relative to the United States dollar during the fourth quarter. Despite the negative impact on our revenues and gross profits, we do not expect this trend to have a negative impact on our cash flows as we do not currently rely on cash generated in our United Kingdom and Mexico markets to fund our domestic operating needs. Additionally, given the fact that we continue to explore potential growth opportunities in the two international markets in which we currently operate, the strengthening of the United States dollar could enhance our ability to invest in those markets at favorable exchange rates.
Finally, we are closely monitoring our ATM operations to determine if the expected downturn in consumer spending will have an impact on our ATM transaction levels in any of our key markets. While it is still too early to detect any discernable trends in this regard, we do not currently expect (based on past experience) to see a significant drop-off in the level of transactions conducted on our ATMs. Regardless, we are taking certain actions to ensure that we are operating each of our businesses as efficiently as possible in light of current deteriorating economic conditions. These actions include, but are not limited to, an 8% reduction in headcount of our United States and United Kingdom operations during the fourth quarter of this year, significantly reduced capital spending in 2009 (absent any acquisitions), and tighter cost controls in all areas of our business. With respect to the headcount reductions, we currently expect to record a pre-tax charge of approximately $0.3 million during the fourth quarter of 2008 in connection with severance payments made to the impacted employees and anticipate that our headcount reductions and other cost reduction efforts will allow us to save between $4.5 million and $5.0 million on an annual basis.
While we are continuing to monitor current economic conditions and cannot at this point accurately predict their impact, as a result of the factors discussed above, we currently believe that our revenue growth rate in 2009 will be considerably lower than the growth rates achieved during 2007 and 2008. However, while we have not yet finalized our 2009 budgeting efforts, we currently expect that the reduction in our revenue growth rate will be mitigated, at least in part, by the cost reduction measures that we recently put in place. Furthermore, because of our decision to significantly reduce our level of capital expenditures in 2009, we currently expect to generate incremental operating cash flow amounts that can be utilized to pay down a significant portion of the outstanding borrowings under our revolving credit facility, further enhancing our overall liquidity position.
Factors Impacting Comparability
7-Eleven ATM Transaction. In July 2007, we acquired the financial services business of 7-Eleven (the “7-Eleven Financial Services Business”) for approximately $137.3 million in cash. The acquisition (the “7-Eleven ATM Transaction”) included approximately 5,500 ATMs located in 7-Eleven stores throughout the United States, of which approximately 2,000 were advanced-functionality kiosks branded as “Vcom” terminals that are capable of providing more sophisticated financial services, such as check cashing, money transfer, remote deposit capture, and bill payment services (collectively, the “Vcom Services”). Additionally, in connection with the 7-Eleven ATM Transaction, we entered into a placement agreement that provides us with, subject to certain conditions, a 10-year exclusive right to operate all ATMs and Vcom units in 7-Eleven locations throughout the United States, including any new stores opened or acquired by 7-Eleven.

The operating results of our United States segment now include the results of the traditional ATM operations of the 7-Eleven Financial Services Business, including the traditional ATM activities conducted on the Vcom units. Because of the significance of this acquisition, our operating results for the nine month period ended September 30, 2008 will not be comparable to our historical results for the nine month period ended September 30, 2007. In particular, our revenues and gross profits will be substantially higher, but these increased revenue and gross profit amounts will initially be substantially offset by higher operating expense amounts, including higher selling, general, and administrative expenses associated with running the combined operations. In addition, depreciation, accretion, and amortization expense amounts are significantly higher as a result of the tangible and intangible assets recorded as part of the acquisition. Additionally, as a result of the different functionality provided by the Vcom units, and the operating losses that were expected at the time of our acquisition associated with providing the Vcom Services, the operations have been identified as a separate reporting segment, Advanced Functionality. However, we expect to see continued improvements in the performance of our advanced-functionality operations in 2009 and expect these operations to achieve breakeven results in the near future, at which point we will consider whether these operations should be combined into our United States segment.

Results of Operations
The following table sets forth our consolidated statements of operations information as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
ATM operating revenues	95.2%	96.1%	95.5%	96.0%
Vcom operating revenues	1.1	0.6	1.1	0.3
ATM product sales and other revenues	3.7	3.3	3.5	3.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	71.8	72.3	72.1	72.8
Cost of Vcom operating revenues	1.2	2.4	1.5	1.0
Cost of ATM product sales and other revenues	3.2	2.8	3.2	3.5

Total cost of revenues	76.2	77.5	76.7	77.3

Gross profit	23.8	22.5	23.3	22.7
Operating expenses:
Selling, general, and administrative expenses	8.2	6.9	7.7	8.0
Depreciation and accretion expense	7.9	6.3	7.8	7.1
Amortization expense	3.7	8.3	3.6	5.4

Total operating expenses	19.7	21.5	19.1	20.4

Income from operations	4.1	1.0	4.2	2.2
Other expense (income):
Interest expense, net	6.6	8.1	6.6	8.2
Minority interest in subsidiary	(0.6)	(0.2)	(0.2)	(0.1)
Other	1.0	0.6	0.9	0.4

Total other expense	7.0	8.6	7.3	8.5

Loss before income taxes	(2.9)	(7.6)	(3.1)	(6.3)
Income tax expense	0.4	2.1	0.1	1.2

Net loss	(3.3)%	(9.7)%	(3.2)%	(7.5)%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $13.4 million and $15.7 million for the three month periods ended September 30, 2008 and 2007, respectively, and $39.1 million and $31.3 million for the nine month periods ended September 30, 2008 and 2007, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.5% and 14.2% for the three month periods ended September 30, 2008 and 2007, respectively, and by 10.4% and 12.0% for the nine month periods ended September 30, 2008 and 2007, respectively.

Key Operating Metrics
We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margins. The following table sets forth information regarding certain of these key measures for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average number of transacting ATMs:
United States: Company-owned	12,326	11,347	12,288	11,424
United States: Merchant-owned	10,641	11,691	10,781	11,811
United States: 7-Eleven Financial Services Business (1)	5,716	4,170	5,695	1,668
United Kingdom	2,518	1,794	2,389	1,602
Mexico	1,905	878	1,645	644

Total average number of transacting ATMs	33,106	29,880	32,798	27,149

Total transactions (in thousands)	91,853	73,007	264,678	166,183
Total cash withdrawal transactions (in thousands)	59,095	49,710	171,694	113,934
Average monthly cash withdrawal transactions per average transacting ATM	595	555	582	466

Per ATM per month:
ATM operating revenues	$1,220	$1,185	$1,212	$1,031
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (2)	920	892	915	782

ATM operating gross profit (2) (3)	$300	$293	$297	$249

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	24.6%	24.7%	24.5%	24.2%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	13.5%	10.0%	13.6%	11.7%

(1)	The average number of transacting ATMs for the three and nine months ended September 30, 2007 includes the ATM and Vcom units acquired in the 7-Eleven ATM Transaction beginning from the acquisition date (July 20, 2007) and continuing through September 30, 2007. The actual number of transacting ATMs and Vcom units from the acquisition date to September 30, 2007 was 5,560.

(2)	Excludes effects of depreciation, accretion, and amortization expense of $13.4 million and $15.7 million for the three month periods ended September 30, 2008 and 2007, respectively, and by $39.1 million and $31.3 million for the nine month periods ended September 30, 2008 and 2007, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $135 and $175 for the three month periods ended September 30, 2008 and 2007, respectively, and by $132 and $128 for the nine month periods ended September 30, 2008 and 2007, respectively.

(3)	ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs. The revenue and expenses from ATM equipment sales, Vcom Services, and other ATM-related services are not included.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$121,192	$106,234	14.1%	$357,759	$251,854	42.1%
Vcom operating revenues	1,416	685	106.7%	4,014	685	486.0%
ATM product sales and other revenues	4,651	3,668	26.8%	13,036	9,805	33.0%

Total revenues	$127,259	$110,587	15.1%	$374,809	$262,344	42.9%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
ATM operating revenues. ATM operating revenues generated during the three months ended September 30, 2008 increased $15.0 million over the three months ended September 30, 2007. Below is a detail, by geographic segment, of changes in the various components of ATM operating revenues:

	Variance: Three Months Ended September 30, 2008
	to Three Months Ended September 30, 2007
	U.S.	U.K.	Mexico	Total
	(In thousands)
Surcharge revenue	$1,822	$252	$1,605	$3,679
Interchange revenue	4,178	2,637	829	7,644
Branding and surcharge-free network revenue	4,091	—		4,091
Other	(456)	—	—	(456)

Total increase	$9,635	$2,889	$2,434	$14,958

United States. During the three months ended September 30, 2008, our United States operations experienced a $9.6 million, or 11.0%, increase in ATM operating revenues over the same period in 2007. The majority of this increase was attributable to the 7-Eleven ATM Transaction. Specifically, although acquired in the third quarter of 2007, the 7-Eleven Financial Services Business generated $3.5 million of incremental surcharge revenue and $3.7 million of incremental interchange revenue during the third quarter of 2008 compared to the same period in 2007 as a result of the inclusion of the acquired operations for the full third quarter of the current year versus only 70 days in the prior year. Also contributing to the increase in ATM operating revenues were the branding activities of our pre-existing domestic operations, which generated $4.1 million in incremental bank branding and surcharge-free network fees in 2008 when compared to 2007, and our pre-existing Company-owned operations, which generated $1.2 million in incremental interchange revenues during the third quarter of 2008 when compared to the same period in 2007. These incremental revenues were primarily a result of additional branding and surcharge-free network agreements entered into with financial institutions during late 2007 and 2008. Additionally, our pre-existing Company-owned operations generated $0.3 million of incremental surcharge revenue during the three months ended September 30, 2008 as a result of higher surcharge transaction levels during the period on Company-owned machines.
The overall increase in ATM operating revenues discussed above was partially offset by lower revenues generated by our pre-existing merchant-owned operations. Specifically, during the third quarter of 2008, our merchant-owned base experienced a $2.0 million decline in surcharge revenues and a $0.7 million decline in interchange revenues when compared to the same period in 2007. These declines were primarily a result of the decline in the average number of transacting merchant-owned ATMs in the United States, the majority of which was attributable to attrition related to the Triple Data Encryption Standard (“Triple-DES”) mandated by the EFT networks. However, due to our retention efforts and the completion of the Triple-DES security upgrade process earlier this year, we do not expect to see attrition rates continue at this level in the future.
United Kingdom. Our United Kingdom operations also contributed to the higher ATM operating revenues for the three months ended September 30, 2008, as the interchange revenues earned in this segment during 2008 increased by 71.8% over the same period in 2007. These incremental revenues were primarily driven by the increase in the average number of transacting ATMs in the United Kingdom, which increased from 1,794 ATMs during the third quarter of 2007 to 2,518 ATMs during the third quarter of 2008, due to additional ATM deployments. Further contributing to the increase was the fact that, of the machines we have recently deployed, a higher number have been free-to-use ATMs, meaning that we do not charge the cardholder a surcharge fee for the use of the ATM but rather only receive interchange revenue from the cardholder’s financial institution. The increase in interchange revenue is the result of the additional free-to-use ATMs as well as the increase we have recently seen in the number of transactions conducted on our free-to-use ATMs.

Despite the above, the increase in revenues from our United Kingdom operations was lower than originally anticipated due to lower than expected surcharge transaction levels during 2008. We believe that the primary factor contributing to this decline was certain service-related issues associated with one of our third-party armored cash providers. As a result of certain issues stemming from the merger-integration of two of our third-party armored cash providers in late 2007, our ATMs in the United Kingdom have experienced a significantly higher percentage of downtime due to cash outages beginning during the fourth quarter of 2007 and continuing through 2008, which in turn resulted in lost transactions. As a result, we have been forced to maintain higher vault cash balances in those ATMs in an effort to avoid running out of cash, further increasing our operating costs and consequently putting downward pressure on our margins. Although we have recently seen a decline in the number of resulting cash outages during the month of October 2008 from the average of the prior six months and expect that the service-related issues will improve during the fourth quarter of 2008, it is likely that these issues will continue to negatively impact the operating results of our United Kingdom operations in the near term. Additionally, it should be noted that we have taken a number of steps to help mitigate the negative impact of these third-party service issues on our ongoing operations. In particular, we are in the final stages of implementing our own in-house armored courier operation and expect to begin transitioning many of the problem locations to our own service during the fourth quarter of 2008. While this operation is not expected to provide significant initial cost savings, we do anticipate that it will alleviate some of the third-party armored cash service-related issues discussed above, and we expect to see an improvement in the uptime, and consequently profits, of these ATMs in 2009. Finally, also contributing to the lower than expected revenues was the strengthening of the United States dollar relative to the British pound during the third quarter, which negatively impacted our results in terms of translating those foreign earnings into United States dollars. Specifically, changes in exchange rates resulted in a $0.4 million decrease in revenues during the third quarter of 2008 compared to the same period in 2007.
Despite the above factors that are negatively impacting transaction levels of our United Kingdom ATMs, overall transaction-based revenues have increased as transaction levels at recently-deployed ATMs continue to mature and reach consistent monthly transaction levels.
Mexico. Our Mexico operations further contributed to the increase in ATM operating revenues as a result of the increase in the average number of transacting ATMs associated with these operations, which rose from 878 during the third quarter of 2007 to 1,905 during the third quarter of 2008 as a result of additional ATM deployments throughout 2007 and 2008.
Vcom operating revenues. We acquired our Vcom operations as a part of the 7-Eleven ATM Transaction in July 2007. The Vcom operating revenues generated during the three months ended September 30, 2008 and 2007 were primarily comprised of check-cashing fees. The increase in revenues over prior year was primarily the result of our efforts during 2008 to concentrate our advanced-functionality Vcom kiosks into 13 selected markets within the United States, which allowed us to advertise the availability of the advanced-functionality services offered at the Vcom kiosks. Although the revenues generated by these operations during the most recent quarter were nominal, we expect that these revenues will increase in the future as we have fully implemented our image deposit function on the Vcom kiosks for two major financial institutions: (1) the CO-OP Network, the nation’s largest surcharge-free network devoted exclusively to credit unions, and (2) Financial Service Centers Cooperative, Inc., a cooperative service organization providing shared branching services for credit unions. Additionally, we expect to further expand our image deposit function in the first quarter of 2009 as we roll-out this service to customers of Citibank, N.A.
ATM product sales and other revenues. ATM product sales and other revenues for the three months ended September 30, 2008 were higher than those generated during the same period in 2007 due to higher value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. The increase in VAR sales during the three months ended September 30, 2008 was primarily due to the additions of two new Associate VARs during the third quarter of 2007 and one new Associate VAR during the first quarter of 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
ATM Operating Revenues. ATM operating revenues generated during the nine months ended September 30, 2008 increased $105.9 million over the nine months ended September 30, 2007. Below is a detail, by geographic segment, of changes in the various components of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2008
	to Nine Months Ended September 30, 2007
	U.S.	U.K.	Mexico	Total
	(In thousands)
Surcharge revenue	$36,450	$3,967	$4,033	$44,450
Interchange revenue	32,365	7,897	2,163	42,425
Branding and surcharge-free network revenue	19,423	—	1	19,424
Other	(395)	1	—	(394)

Total increase	$87,843	$11,865	$6,197	$105,905

United States. During the nine months ended September 30, 2008, our United States operations experienced an $87.8 million, or 43.1%, increase in ATM operating revenues over the same period in 2007. The majority of this increase was attributable to the traditional ATM operations acquired in the 7-Eleven ATM Transaction. Specifically, our results included $42.8 million of incremental surcharge revenue, $30.0 million of incremental interchange revenue, and $7.7 million of incremental branding and surcharge-free network revenue generated by the acquired operations during 2008 as a result of the inclusion of these operations in our results for the full nine months of 2008 compared to only 70 days in 2007. Also contributing to the increase in ATM operating revenues were the additional branding and surcharge-free network agreements entered into during late 2007 and 2008, which resulted in $11.7 million in incremental bank branding and surcharge-free network fees from our pre-existing domestic operations and $3.5 million of incremental interchange revenues from our pre-existing Company-owned domestic operations in 2008 when compared to 2007.
The overall increase in ATM operating revenues described above was partially offset by lower surcharge and interchange revenues associated with our domestic merchant-owned operations. As a result of declines in the average number of transacting ATMs, surcharge revenues and interchange revenues generated by our merchant-owned base were $6.1 million and $1.1 million, respectively, less during the first nine months of 2008 than during the same period in 2007. These declines were primarily a result of the decline in the average number of transacting merchant-owned ATMs in the United States. Additionally, surcharge revenues from our Company-owned base slightly declined during the first nine months of 2008, primarily as a result of a shift in revenues from surcharge-based fees to surcharge-free branding and network fees due to the additional branding and surcharge-free network arrangements entered into with financial institutions during 2007.
United Kingdom. Our United Kingdom operations further contributed to the higher ATM operating revenues during the nine months ended September 30, 2008, as surcharge revenues and interchange revenues increased by 11.0% and 85.6%, respectively, over the same period in 2007 due to the additional ATM deployments that occurred during 2007 and 2008. Specifically, the average number of transacting ATMs in the United Kingdom increased from 1,602 ATMs during the first nine months of 2007 to 2,389 ATMs during the first nine months of 2008 due to additional deployments. Additionally, the higher number of free-to-use ATMs also contributed to the increase in the amount of interchange revenues earned during 2008. However, the increase in revenues was lower than originally anticipated due to lower than expected surcharge transaction levels during 2008, which we believe are primarily due to the service-related issues associated with one of our third-party armored cash providers that resulted in a higher percentage of downtime at our ATMs. Although we have seen a slight reduction in the number of cash outages during the month of October 2008 from the average of the prior six months, it is likely that these issues will continue to somewhat negatively impact the operating results of our United Kingdom operations until such time as the service provider achieves acceptable service levels or we complete the establishment of our own in-house armored courier operation, which we expect will formally commence operations in the fourth quarter of 2008. In addition to the service issues that we have experienced in 2008 with respect to our third-party armored cash provider, we believe that the lower than expected surcharge transaction levels can also be attributed, in part, to (1) increased competition resulting from a higher number of free-to-use ATMs in the United Kingdom during 2008, (2) additional fee signage required for pay-to-use ATMs, and (3) changes in consumer behavior resulting from a smoking ban that was implemented in the United Kingdom in 2007.

Mexico. Our Mexico operations further contributed to the increase in ATM operating revenues during the nine months ended September 30, 2008 as a result of the deployment of additional ATMs during 2007 and 2008. Specifically, the average number of transacting ATMs associated with these operations increased from 644 during the first nine months of 2007 to 1,645 during the first nine months of 2008.
Vcom operating revenues. The Vcom operating revenues generated during 2008 and 2007 were primarily comprised of check cashing fees. The increase over prior year is primarily result of the inclusion of the result of the acquired operations for the full nine months versus only 70 days during 2007. As we have now completed our Vcom kiosk relocation project and have implemented image deposit functionality on the Vcom kiosks for two financial institutions, with a third expected to be implemented in the first quarter of 2009, we expect to see an increase in the number of advanced-functionality transactions being conducted on those machines.
ATM product sales and other revenues. ATM product sales and other revenues for the nine months ended September 30, 2008 were higher than those generated during the same period in 2007 due to higher VAR program sales, which resulted from the additions of two new Associate VARs during the third quarter of 2007 and one new Associate VAR during the first quarter of 2008.
Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$91,434	$79,966	14.3%	$270,128	$191,046	41.4%
Cost of Vcom operating revenues	1,469	2,644	(44.4)%	5,477	2,644	107.1%
Cost of ATM product sales and other revenues	4,064	3,111	30.6%	11,890	9,196	29.3%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$96,967	$85,721	13.1%	$287,495	$202,886	41.7%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the three months ended September 30, 2008 increased $11.5 million over the same period in 2007. Below is a detail, by geographic segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Three Months Ended September 30, 2008
	to Three Months Ended September 30, 2007
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$1,224	$2,045	$618	$3,887
Cost of cash	1,490	1,107	684	3,281
Repairs and maintenance	1,549	406	202	2,157
Direct operations	543	160	153	856
Communications	450	120	146	716
Charges related to EMV certification	—	(179)	—	(179)
Processing and other expenses	24	396	330	750

Total increase in cost of ATM operating revenues	$5,280	$4,055	$2,133	$11,468

United States. During the three months ended September 30, 2008, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $5.3 million over the cost incurred during the same period in 2007. This increase was primarily the result of the 7-Eleven ATM Transaction, as the ATM operations of the acquired 7-Eleven Financial Services Business incurred $2.5 million of incremental merchant fees, $0.9 million of higher maintenance and repairs expense, $0.7 million of incremental cost of cash, $0.3 million of incremental communications expense, and $0.7 million of incremental processing and other expenses during the three months ended September 30, 2008 compared to the same period in 2007. These increases were primarily the result of the inclusion of the acquired operations in our results for the full third quarter of 2008 versus only 70 days during the third quarter of 2007. Our pre-existing United States operations also contributed to the higher cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization), incurring (1) $0.8 million of higher costs of cash, primarily due to higher armored courier costs as a result of the increase in the number of Company-owned machines; (2) $0.8 million of additional costs directly allocable to our pre-existing domestic operations, primarily as a result of our decision to hire additional personnel during 2007 to focus on our strategic initiatives at that time; and (3) $0.6 million of higher maintenance costs. Partially offsetting these increases in costs were merchant fees associated with our pre-existing domestic operations, which decreased $1.3 million when compared to the same period in 2007, primarily due to the year-over-year decline in the number of domestic merchant-owned ATMs, as discussed above, and the related surcharge revenues, and lower processing and other costs, which decreased $0.7 million as a result of the conversion of a higher number of our ATMs over to our in-house EFT processing platform.
United Kingdom. During the three months ended September 30, 2008, our United Kingdom operations contributed to the increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) with those costs increasing $4.1 million over the same period in 2007. These increases were primarily due to higher merchant commissions and costs of cash, which resulted from the increased number of ATMs operating in the United Kingdom during the third quarter of 2008 compared to the same period in 2007. With respect to merchant commissions, although we saw a decline in surcharge revenues, as discussed above, we did not see a corresponding decline in merchant fees due to the fact that certain merchant contracts contain fixed yearly rentals. As a result, surcharge revenues in certain of these merchant locations declined without a similar decline in the related merchant fees. Additionally, due to the third-party armored cash service-related issues discussed above, we maintained higher cash balances in our ATMs within the United Kingdom during the third quarter of 2008 in an effort to minimize the amount of downtime caused by the service disruptions, thus contributing to the overall year-over-year increase in our cost of cash amounts. Finally, contributing to the increase were the costs incurred related to the establishment of our own in-house armored courier operation, which we expect will formally commence operations in the fourth quarter of 2008. This operation will initially service the cash needs of approximately 300 of our ATMs located throughout the London metropolitan area. While this operation is not expected to provide significant initial cost savings, we do anticipate that it will alleviate some of the third-party armored cash service-related issues discussed above.
Mexico. Our Mexico operations contributed to the increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) as a result of the increase in the average number of transacting ATMs associated with our Mexico operations and the increased number of transactions conducted on our machines during the third quarter of 2008 compared to the third quarter of 2007.
Cost of Vcom operating revenues. The cost of Vcom operating revenues incurred during the third quarter of 2008 was primarily related to communication expense, maintenance costs, and costs of cash related to the provision of the Vcom Services. The decrease in the cost of Vcom operating revenues during the third quarter of 2008 compared to the same quarter of 2007 was primarily the result of certain cost-reduction efforts that we completed in late 2007, primarily through a combination of contract renegotiations and by bringing a number of previously-outsourced functions in-house.
Cost of ATM product sales and other revenues. Consistent with the increase in “ — ATM product sales and other revenues” discussed above, the cost of ATM product sales and other revenues increased during the three months ended September 30, 2008 compared to the same period in 2007 due to a higher number of Associate VARs, which resulted in higher VAR program sales during the three months ended September 30, 2008 compared to the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the nine months ended September 30, 2008 increased $79.1 million over the same period in 2007. Below is a detail, by geographic segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Nine Months Ended September 30, 2008
	to Nine Months Ended September 30, 2007
	U.S.	U.K.	Mexico	Total
	(In thousands)
Merchant commissions	$24,195	$6,327	$1,732	$32,254
Cost of cash	16,076	5,201	1,594	22,871
Repairs and maintenance	8,703	508	534	9,745
Direct operations	4,301	737	408	5,446
Communications	2,987	828	298	4,113
Charges related to EMV certification	—	793	—	793
Processing and other expenses	1,765	1,259	836	3,860

Total increase in cost of ATM operating revenues	$58,027	$15,653	$5,402	$79,082

United States. During the nine months ended September 30, 2008, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $58.0 million over the cost incurred during the same period in 2007. This increase was primarily the result of the 7-Eleven ATM Transaction, as the ATM operations of the acquired 7-Eleven Financial Services Business incurred $57.0 million of incremental expenses during the first nine months of 2008, including $29.0 million of merchant fees, $14.0 million in costs of cash, $7.0 million of repairs and maintenance costs, $2.6 million in communication costs, and $4.0 million of processing and other fees. The $57.0 million of incremental expenses generated by the ATM operations of the acquired 7-Eleven Financial Services Business is net of $6.1 million of amortization expense related to the liabilities we recorded in connection with the acquisition to value certain unfavorable operating leases and an operating contract assumed as a part of the 7-Eleven ATM Transaction.
Our pre-existing United States operations also contributed to the higher cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization), including (1) $4.0 million of additional costs directly allocable to our pre-existing domestic operations, primarily as a result of our decision to hire additional personnel during 2007 to focus on our strategic initiatives at that time; (2) $2.1 million of higher costs of cash due to higher armored courier costs as a result of the increase in the number of Company-owned machines; and (3) $1.7 million of higher maintenance costs. Offsetting these increases in costs was a $4.8 million reduction in merchant fees associated with our pre-existing domestic operations, comprised of a $5.7 million decrease attributable to the year-over-year decline in the number of domestic merchant-owned ATMs and the related surcharge revenues that was partially offset by a $0.9 million increase in merchant fees associated with the increased number of ATMs under domestic Company-owned arrangements. Also offsetting these increases was a $2.2 million decrease in processing and other costs as a result of the conversion of a higher number of our ATMs over to our in-house EFT processing platform.
United Kingdom. During the nine months ended September 30, 2008, our United Kingdom operations contributed to the increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) with those costs increasing $15.7 million over the same period in 2007. These increases were primarily due to higher merchant commissions and higher costs of cash, which resulted from the increased number of ATMs operating in the United Kingdom during 2008 compared to 2007, as well as the other factors described above for the three month period year-over-year increase. Also contributing to the higher costs of cash was our maintaining higher cash balances in our ATMs within the United Kingdom during the 2008 in an effort to control the amount of downtime caused by service disruptions caused by the merger-related issues of one of our service providers.

Additionally, we incurred $1.2 million of charges associated with transactions conducted with counterfeit cards that resulted from a delay in our Europay MasterCard Visa (“EMV”) certification process. During the nine months ended September 30, 2007, we incurred a similar charge in the amount of $0.4 million. In the United Kingdom, the major international networks require ATM operators and merchant acquirers be certified under the EMV security standard. The EMV security standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” All of our ATMs in the United Kingdom are EMV compliant, and through the second quarter of this year, we had successfully certified our machines and network for EMV compliance with Link, the dominant network in the United Kingdom through whom we clear over 95% of our transactions, as well as one of the other two major international networks. However, during the second quarter of 2008, we experienced a significant increase in transactions conducted on our United Kingdom ATMs with counterfeit credit cards containing the brand of the network with whom we had not yet achieved EMV certification. Because we had not yet completed our EMV certification with this network at that time, we are liable for the resulting claims, which we now estimate to be $1.2 million. However, during the third quarter of 2008, we successfully achieved EMV certification with this particular network, and thus, we do not expect to incur additional charges related to this issue in the future.
Mexico. Our Mexico operations contributed to the increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) as a result of the increase in the average number of transacting ATMs associated with our Mexico operations and the increased number of transactions conducted on our machines during 2008 compared to 2007.
Cost of Vcom operating revenues. The cost of Vcom operating revenues increased during the nine month period ended September 30, 2008 as a result of the inclusion of the operations in our results for the full year. Expenses incurred during 2008 were primarily related to the direct marketing expenses to increase awareness of the Vcom Services, costs of cash, communication expense, and maintenance costs related to the Vcom Services.
Cost of ATM product sales and other revenues. The cost of ATM product sales and other revenues increased by $2.7 million during the nine months ended September 30, 2008 compared to the same period in 2007. This 29.3% increase is comparable to the 33.0% increase in ATM product sales and other revenues during the period, the majority of which was attributable to the higher number of Associate VARs, which resulted in higher VAR program sales during the first nine months of 2008 compared to the same period in 2007.
Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	24.6%	24.7%	24.5%	24.1%
Inclusive of depreciation, accretion, and amortization	13.5%	10.0%	13.6%	11.7%
Vcom operating gross profit margin	(3.7)%	(286.0)%	(36.4)%	(286.0)%
ATM product sales and other revenues gross profit margin	12.6%	15.2%	8.8%	6.2%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	23.8%	22.5%	23.3%	22.7%
Inclusive of depreciation, accretion, and amortization	13.3%	8.3%	12.9%	10.7%
ATM operating gross profit margin. For the three months ended September 30, 2008, ATM operating gross profit margin exclusive of depreciation, accretion, and amortization was essentially flat when compared to the same period in 2007 as higher margins earned by our United States operations were partially offset by lower margins earned by our United Kingdom operations (further discussed below). However, our ATM operating gross margin exclusive of depreciation, accretion, and amortization increased 0.4% during the nine months ended September 30, 2008 and operating margins inclusive of depreciation, accretion, and amortization increased 3.5% and 1.9% during the three and nine month periods ended September 30, 2008, respectively. These increases were primarily due to our pre-existing domestic operations, which generated significantly higher margins during 2008 due to higher bank branding and our surcharge-free network offerings. Partially offsetting the positive impact from our domestic operations were our United Kingdom operations, which experienced reduced gross margins resulting from lower than anticipated surcharge transactions without a corresponding decline in merchant fees, as well as higher costs of cash resulting from the previously discussed third-party armored cash service related issues. However, we expect the service-related issues to diminish during the fourth quarter of 2008 as we begin to implement our own in-house armored courier operation. Finally, with respect to the merchant fee issue described above, we are currently in the process of deinstalling underperforming or unprofitable ATMs or, absent that, working with the related merchants to restructure the underlying merchant fee payment terms. While these efforts are expected to result in improved operating margins in the United Kingdom, improvements are not likely to materialize until 2009.

ATM product sales and other revenues gross profit margin. For the three months ended September 30, 2008, our ATM product sales and other revenues gross profit margin decreased by 2.6%, primarily as a result of lower margins achieved on equipment sales during the quarter. For the nine months ended September 30, 2008, ATM product sales and other revenues gross profit margin increased by 2.6%, primarily as a result of the completion of our Triple-DES upgrade efforts. Because all ATMs operating on the domestic EFT networks were required to be Triple-DES compliant by the end of 2007 and early 2008, we saw an increase during 2007 in the number of ATM sales associated with the Triple-DES upgrade process. However, in certain circumstances, we sold the machines at little or, in some cases, negative margins in exchange for renewals of the underlying ATM operating agreements. As a result, gross margins associated with our ATM product sales and other activities were negatively impacted during 2007 and the early part of 2008. However, we expect those margins to stabilize now that the Triple-DES compliance upgrade process has been completed.
Vcom operating gross profit margin. Our Vcom operations generated negative gross profit margins during the three and nine months ended September 30, 2008. For the three months ended September 30, 2008, the negative margin was primarily attributable to the increased direct marketing expenses incurred during the period to increase awareness of the Vcom Services. For the nine months ended September 30, 2008, the negative margin was partially attributable to the increased direct marketing expenses and the fact that the number of transactions conducted on the machines had not yet reached the level necessary to cover the fixed costs associated with operating the Vcom machines. However, as we did in the second and third quarters of 2008, we expect to see continued improvements in the performance of our advanced-functionality operations and expect these operations to achieve breakeven results in the near future.
Selling, General, and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses, excluding stock-based compensation	$9,258	$7,324	26.4%	$26,995	$20,264	33.2%
Stock-based compensation	1,129	297	280.1%	1,743	721	141.7%

Total selling, general, and administrative expenses	$10,387	$7,621	36.3%	$28,738	$20,985	36.9%

Percentage of total revenues:
Selling, general, and administrative expenses, excluding stock-based compensation	7.3%	6.6%		7.2%	7.7%
Stock-based compensation	0.9%	0.3%		0.5%	0.3%
Total selling, general, and administrative expenses	8.2%	6.9%		7.7%	8.0%
Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the three and nine months ended September 30, 2008, SG&A expenses, excluding stock-based compensation, increased $1.9 million and $6.7 million, respectively, over the same periods in 2007. These increases were primarily attributable to our United States operations, which experienced an increase in SG&A expenses of $1.9 million, or 32.7%, during the third quarter of 2008 and $6.3 million, or 39.2%, during the nine months ended September 30, 2008. The majority of these increases were attributable to incremental employee-related costs totaling $0.4 million and $3.2 million during the three and nine month periods ended 2008, respectively. The costs were primarily associated with the sales and marketing side of our business and the employees assumed in connection with the 7-Eleven ATM Transaction. Also contributing to the increase during the three and nine months ended September 30, 2008 were $0.5 million and $1.5 million, respectively, of incremental costs associated with accounting and professional services, the majority of which were associated with our Sarbanes-Oxley compliance efforts, and $0.4 million and $0.6 million, respectively, of acquisition costs that we wrote-off as a result of our decision not to pursue selected international acquisitions.

Stock-based compensation. The increase in stock-based compensation during the three and nine months ended September 30, 2008 was due to the issuance of additional shares of restricted stock and stock options during the second and third quarters of 2008. For additional details on these stock and option grants, see Note 3 to our consolidated financial statements.
Based on the headcount and other cost reduction efforts that we began implementing during the fourth quarter of 2008, we expect that our SG&A costs, as a percentage of our total revenues, will decline slightly beginning in 2009.
Depreciation and Accretion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Depreciation expense	$9,641	$6,600	46.1%	$27,936	$17,710	57.7%
Accretion expense	407	361	12.7%	1,233	831	48.4%

Depreciation and accretion expense	$10,048	$6,961	44.3%	$29,169	$18,541	57.3%

Percentage of total revenues:
Depreciation expense	7.6%	6.0%		7.5%	6.8%
Accretion expense	0.3%	0.3%		0.3%	0.3%
Total depreciation and accretion expense	7.9%	6.3%		7.8%	7.1%
Depreciation expense. The increase in depreciation expense during the three and nine month periods ended September 30, 2008 was primarily due to the higher number of machines deployed under Company-owned arrangements compared to 2007. Specifically, our international operations recognized $1.4 million and $4.6 million of additional depreciation during the three and nine months ended September 30, 2008, respectively. Additionally, our pre-existing domestic operations recognized $1.0 million and $1.7 million of higher depreciation during same periods, respectively. Also contributing to the increase was the inclusion of the operations acquired in the 7-Eleven ATM Transaction for a full year in 2008 versus only 70 days in 2007, which resulted in the recognition of $0.6 million and $3.9 million of incremental depreciation during the three and nine month periods ended September 30, 2008, respectively.
Accretion expense. We account for our asset retirement obligations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that we estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. The increase in accretion expense during the three and nine months ended September 30, 2008 was primarily attributable to the 7-Eleven ATM Transaction.
In the future, we expect that our depreciation and accretion expense will continue to grow in proportion to the increase in the number of ATMs we own and deploy throughout our Company-owned portfolio.
Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Amortization expense	$4,657	$9,204	(49.4)%	$13,661	$14,062	(2.9)%
Percentage of total revenues	3.7%	8.3%		3.6%	5.4%
Amortization expense, which is primarily comprised of amortization of intangible merchant and branding contracts/relationships associated with our past acquisitions, decreased by 49.4% and 2.9% when compared to the three and nine month periods ended September 30, 2007, respectively. The higher amortization expense recognized in 2007 was primarily the result of a $5.1 million impairment charge recorded during the three months ended September 30, 2007 to write-off of the remaining unamortized intangible asset value associated with a single merchant contract acquired in 2004. This $5.1 million decline from 2007 to 2008 was partially offset by higher amortization recorded in 2008 associated with the intangible assets recorded in conjunction with the 7-Eleven ATM Transaction. Specifically, during the three and nine month periods ended September 30, 2008, we recognized incremental amortization of $0.4 million and $4.5 million, respectively, related to these assets, as the 7-Eleven ATM Transaction occurred on July 20, 2007 and, therefore, 2007 only included 70 days worth of amortization.

As a result of the recent economic uncertainties and corresponding decline in our stock price, we continue to closely monitor and assess the recoverability of our goodwill and other intangible asset amounts. In particular, we are closely monitoring our United Kingdom operations as a result of the issues encountered by those operations during 2008. Although we currently believe that the majority of the issues being experienced by our United Kingdom operations are temporary in nature, further clarification on whether these issues are temporary or not should occur during the fourth quarter once we complete our analysis of the issues, including finalizing our 2009 detailed budget. In the event our fourth quarter results and future projections indicate that recoverability issues exist with respect to any of our intangible assets, including our goodwill balances, we may be required to record an impairment charge in our financial statements, the effect of which could be material.
Interest Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Interest expense, net	$7,913	$8,545	(7.4)%	$23,267	$20,437	13.8%
Amortization of deferred financing costs and bond discounts	531	439	21.0%	1,569	1,155	35.8%

Total interest expense, net	$8,444	$8,984	(6.0)%	$24,836	$21,592	15.0%

Percentage of total revenues	6.6%	8.1%		6.6%	8.2%
Interest expense, net. Interest expense, excluding the amortization of deferred financing costs and bond discounts, decreased by 7.4% during the three month period ended September 30, 2008 when compared to the same period in 2007. The decrease was primarily the result of lower average outstanding balances under our revolving credit facility during 2008 compared to 2007 and an overall decrease in floating interest rates under our revolving credit facility in 2008 compared to 2007.
The 13.8% increase in interest expense during the nine months ended September 30, 2008 was primarily due to our issuance of $100.0 million in Series B Notes in July 2007 to partially finance the 7-Eleven ATM Transaction. This issuance resulted in $6.9 million of additional interest expense during the nine month period ended September 30, 2008, excluding the amortization of the related discount and deferred financing costs. Partially offsetting the incremental interest associated with our Series B Notes were the lower average outstanding balances under our revolving credit facility and the overall decrease in floating interest rates under our revolving credit facility during 2008 compared to 2007.
Amortization of deferred financing costs and bond discounts. The increase in the amortization of deferred financing costs and bond discounts during the three and nine month periods ended 2008 was a result of the additional financing costs incurred in connection with the issuance of the Series B Notes in July 2007 and amendments made to our revolving credit facility in March 2008 to increase the amount of capital expenditures that we can incur on a rolling 12-month basis and in May 2007 to modify the interest rate spreads on outstanding borrowings and other pricing terms and in July 2007 as part of the 7-Eleven ATM Transaction.

Other Expense (Income)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Minority interest	$(814)	$(174)	367.8%	$(814)	$(286)	184.6%
Other expense	1,274	678	87.9%	3,377	1,037	225.7%

Total other expense	$460	$504	(8.7)%	$2,563	$751	241.3%

Percentage of total revenues	0.4%	0.5%		0.7%	0.3%
Minority interest. During the three months ended September 30, 2008, we and the minority interest stockholders of Cardtronics Mexico made additional capital contributions to the Cardtronics Mexico. Prior to such time, the portion of Cardtronics Mexico’s cumulative losses allocable to the minority interest stockholders exceeded the stockholders’ underlying equity amounts. As a result, we, as the entity that consolidates Cardtronics Mexico, were being allocated 100% of the losses generated by Cardtronics Mexico and would have continued to have done so until such time as Cardtronics Mexico generated a cumulative amount of earnings sufficient to cover all excess losses allocable to us or the minority interest stockholders contributed additional equity in an amount sufficient to cover the losses. As a result of the contributions made in September 2008, we have now been made whole for the third parties’ losses that we had previously absorbed. Of the $1.7 million contributed by the minority interest stockholders, we recognized $0.8 million as Minority interest income in our Consolidated Statements of Operations for the three month period ended September 30, 2008, which represents the losses previously absorbed on their behalf.
Other expense. The increase in total other expense for the three and nine month periods ended September 30, 2008 and 2007 was due to losses on the disposal of fixed assets that were incurred in conjunction with the deinstallation of ATMs during the periods. For the nine month period ended September 30, 2007, these losses were partially offset by $0.6 million of gains on the sale of the equity securities awarded to us in 2006 pursuant to the bankruptcy plan of reorganization for Winn-Dixie Stores, Inc., one of our merchant customers, and minority interest income, which represents the portion of Cardtronics Mexico’s losses allocable to the minority interest stockholders.
Income Tax Expense (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)			(In thousands)
Income tax expense	$469	$2,275	(79.4)%	$494	$3,212	(84.6)%
Effective tax rate	(12.7)%	(27.1)%		(4.2)%	(19.5)%
Our income tax expense decreased by 79.4% and 84.6% during the three and nine month periods ended September 30, 2008, respectively, when compared to the same periods in 2007. These decreases were primarily driven by valuation allowances established for our domestic operations, which resulted in the negative overall effective tax rates reflected in the table above. During the three and nine months ended September 30, 2007, we recorded valuation allowances for our domestic operations totaling $2.5 million and $3.4 million, respectively. Due to the exclusion of certain deferred tax liability amounts from our ongoing analysis of our domestic net deferred tax asset position, we have continued to record additional valuation allowances for our domestic operations during 2008; however, the additional valuation allowances recorded during the three and nine month periods ended September 30, 2008, which totaled approximately $0.9 million and $2.8 million, respectively, were lower than the amounts recorded for the three and nine month periods ended September 30, 2007.
In addition to the above, we recorded a contingent tax liability totaling $0.4 million during the three month period ended September 30, 2008 related to our United Kingdom operations, further contributing to the overall negative effective tax rates reflected above. Additionally, we recorded a $0.2 million deferred tax benefit during the three month period ended September 30, 2007 related to a reduction in the United Kingdom corporate statutory income tax rate from 30% to 28%. The rate reduction, which became effective during the second quarter of 2008, was formally enacted in July 2007.

We are currently not recording any valuation allowances related to the deferred tax assets associated with our United Kingdom operations as we currently believe it is more likely than not that we will have sufficient taxable income in future periods, including the reversal of existing deferred tax liabilities, to utilize those assets. However, our United Kingdom operations have generated significant pre-tax book losses during the nine months ended September 30, 2008. If the losses continue through the remainder of 2008 and into 2009, we may be required to establish a valuation allowance for a portion, if not all, of any net deferred tax asset balance associated with the operations.
Liquidity and Capital Resources
Overview
As of September 30, 2008, we had $1.2 million in cash and cash equivalents on hand and $344.7 million in outstanding long-term debt and capital lease obligations.
Prior to December 2007, we had historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, private placements of equity securities, and the sale of notes. However, in December 2007, we completed our initial public offering of 12,000,000 shares of our common stock. Furthermore, we have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.
We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. As a result of the anticipated reduction of capital expenditures in 2009, as discussed in more detail below, we expect to fund our working capital needs with cash flows generated from our operations and, to the extent needed, borrowings under our revolving credit facility.
Operating Activities
Net cash provided by operating activities totaled $11.8 million for the nine months ended September 30, 2008 compared to $35.5 million during the same period in 2007. The year-over-year decrease was primarily attributable to changes in working capital, including the $9.9 million incremental interest payment in February and August 2008 related to our Series B Notes, which were issued in July 2007.
Investing Activities
Net cash used in investing activities totaled $54.8 million for the nine months ended September 30, 2008 compared to $179.5 million for the same period in 2007. The year-over-year decrease was driven by our acquisition of the ATM and advanced-functionality self-service kiosk business of 7-Eleven in July 2007, which was partially offset by the $4.0 million in proceeds from the sale of our Winn-Dixie equity securities in January 2007 and $0.9 million of proceeds out of an escrow account associated with a previous acquisition received during 2007.
Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements, as opposed to acquisitions. However, we may continue to pursue selected acquisition opportunities that complement our existing ATM network, some of which could be material.
We currently expect that our capital expenditures for the remaining three months of 2008 will total approximately $6.0 million, net of minority interest, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect these expenditures to be funded with cash generated from our operations, supplemented by borrowings under our revolving credit facility. However, looking ahead to 2009, we expect that our capital expenditures, excluding any potential acquisition opportunities, will be substantially lower than the levels incurred during 2007 and 2008 as we look to increase the level of returns required for the allocation of capital funds.

As a result of the 7-Eleven ATM Transaction, we assumed responsibility for certain ATM operating lease contracts that will expire at various times during the next three years, the majority of which will expire in 2009. Accordingly, at that time, we will be required to renew the lease contracts, enter into new lease contracts or purchase new or used ATMs to replace the leased equipment. If we decide to purchase new ATMs and terminate the existing lease contracts at that time, we currently anticipate that we will incur between $13.0 and $16.0 million in related capital expenditures. However, in the event we decide to purchase the leased equipment at the end of the lease term rather than purchasing new ATMs, our expenditures would be substantially less than the above-estimated amounts. Additionally, as of September 30, 2008, we had $6.1 million in letters of credit posted under our revolving credit facility in favor of the lessors under these leases. These letters of credit will expire at the end of the lease terms. See Note 8 to our consolidated financial statements for additional details on these letters of credit.
Financing Activities
Net cash provided by financing activities totaled $31.1 million for the nine months ended September 30, 2008 compared to $147.3 million for the same period in 2007. The year-over-year decrease was primarily due to our issuance of our $100.0 million of Series B Notes and the incremental borrowings under our revolving credit facility to fund the 7-Eleven ATM Transaction during 2007. Although the amount outstanding under our revolving credit facility may fluctuate over the course of the year, we expect that the overall level of our senior debt, absent any acquisitions or unanticipated changes in our working capital and capital expenditure levels, will trend downward over the remainder of the year. Furthermore, because of the anticipated reduction in our level of capital expenditures in 2009, as discussed above, we expect to generate higher net cash flows sufficient to pay off a significant amount of the outstanding borrowings under our revolving credit facility during 2009.
Financing Facilities
As of September 30, 2008, we had $344.7 million in outstanding long-term debt and capital lease obligations, which was comprised of (1) $296.5 million (net of discount of $3.5 million) of our Series A Notes and Series B Notes, (2) $39.1 million in borrowings under our revolving credit facility, (3) $7.9 million in notes payable outstanding under equipment financing lines of our Mexico subsidiary, and (4) $1.2 million in capital lease obligations.
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
As of September 30, 2008, we were in compliance with all covenants contained within the facility and had the ability to borrow an additional $129.8 million under the facility.

Bank Machine Overdraft Facility. In addition to our revolving credit facility, our United Kingdom operation has a £2.0 million unsecured overdraft facility. The facility, which bears interest at 1.75% over the bank’s base rate (currently 3.0%), is utilized for general corporate purposes for our United Kingdom operations. As of September 30, 2008, approximately £0.5 million (or $0.9 million) of this overdraft facility had been utilized to help fund certain working capital commitments. This amount has been reflected in accounts payable in our Consolidated Balance Sheet, as the amount is automatically repaid once cash deposits are made to the underlying bank accounts.
Cardtronics Mexico Equipment Financing Agreements. During 2006 and 2007, Cardtronics Mexico entered into six separate five-year equipment financing agreements with a single lender. The agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of September 30, 2008, $86.5 million pesos ($7.9 million U.S.) were outstanding under the agreements in place at the time, with future borrowings to be individually negotiated between the lender and us. Pursuant to the terms of the loan agreements, we have issued a guaranty for 51.0% of the obligations (consistent with our ownership percentage in Cardtronics Mexico.) As of September 30 2008, the total amount of the guaranty was $44.1 million pesos ($4.0 million U.S.).
Lease Agreements. In connection with the 7-Eleven ATM Transaction, we assumed certain capital and operating lease obligations for approximately 2,000 ATMs. As of September 30, 2008, we had $6.1 million in letters of credit posted under our revolving credit facility in favor of the lessors under these assumed equipment leases. These letters of credit reduce the available borrowing capacity under our revolving credit facility. As of September 30, 2008, the principal balance of our capital lease obligations totaled $1.2 million.
New Accounting Standards
For a description of the accounting standards that we have adopted during 2008, as well as details of the accounting standards that have been issued but not yet adopted by us, see Part I. Financial Information, Notes to Consolidated Financial Statements, Note 15.

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
As a result of the significant sensitivity surrounding the vault cash interest expense for our United States operations, we have entered into a number of interest rate swaps to fix the rate of interest we pay on a portion of our current and anticipated outstanding domestic vault cash balances. The swaps in place as of September 30, 2008 serve to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)
$550,000	4.61%	October 1, 2008 – December 31, 2008
$550,000	4.30%	January 1, 2009 – December 31, 2009
$550,000	4.11%	January 1, 2010 – December 31, 2010
$400,000	3.72%	January 1, 2011 – December 31, 2011
$200,000	3.96%	January 1, 2012 – December 31, 2012
The following table presents a hypothetical sensitivity analysis of our vault cash interest expense based on our outstanding vault cash balances as of September 30, 2008 and assuming a 100 basis point increase in interest rates:

				Additional Interest Incurred			Additional Interest Incurred
				on 100 Basis Point Increase			on 100 Basis Point Increase
	Vault Cash Balance as of			(Excluding Impact of			(Including Impact of
	September 30, 2008			Interest Rate Swaps)			Interest Rate Swaps)
	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$748.5	$748.5		$7.5	$7.5		$2.0	$2.0
United Kingdom		£80.3	145.3		£0.8	1.5		£0.8	1.5
Mexico	p $	206.3	18.9	p $	2.1	0.2	p $	2.1	0.2

Total			$912.7			$9.2			$3.7

As of September 30, 2008, we had a net liability of $13.0 million recorded in our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements based on third-party quotes for similar instruments with the same terms and conditions, as the instruments are required to be carried at fair value. These swaps have been classified as cash flow hedges pursuant to SFAS No. 133. Accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. As a result of our overall net loss position for tax purposes, we have not recorded any deferred taxes on the loss amount related to these interest rate hedges, as we do not currently believe that we will be able to realize any benefits.
Net amounts paid or received under the swaps are recorded as adjustments to our cost of ATM operating revenues in the accompanying Consolidated Statements of Operations. During the three and nine month periods ended September 30, 2008 and 2007, the gains or losses as a result of ineffectiveness associated with our existing interest rate swaps were immaterial.
We have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico.
Interest expense. Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Based on the $39.1 million outstanding under the facility as of September 30, 2008, for every interest rate increase of 100 basis points, we would incur an additional $0.4 million of interest expense on an annualized basis.

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
Foreign Currency Exchange Risk
Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico in 2006, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of September 30, 2008, this translation loss totaled approximately $5.8 million compared to a translation gain of approximately $9.1 million as of December 31, 2007.
As a result of changes in foreign currency rates, our operating results were somewhat impacted by increases in the value of the British pound relative to the United States dollar during the three months ended September 30, 2008 and for the year ended December 31, 2007. Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican peso relative to the United States dollar. A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, the effect upon Bank Machine’s operating income for the nine months ended September 30, 2008 would have been an unfavorable or favorable adjustment, respectively, of approximately $0.6 million. A similar sensitivity analysis would have resulted in a $0.1 million adjustment to Cardtronics Mexico’s financial results for the nine months ended September 30, 2008. Despite the negative impact on our earnings during the most recent quarter, we do not expect the strengthening of the United States dollar to have a negative impact on our cash flows as we do not currently rely on cash generated in our United Kingdom and Mexico markets to fund our domestic operating needs. Additionally, given the fact that we continue to explore potential growth opportunities in these two international markets, the strengthening of the United States dollar could enhance our ability to invest in those markets at favorable exchange rates. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.
We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4T. CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, management performed, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the existence of the material weaknesses in internal control over financial reporting as disclosed and described in Item 9A(T) of our 2007 Form 10-K, management concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective.
Identification and Remediation of Material Weaknesses
In light of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2007, we performed additional analyses and other procedures that were designed to provide our management with reasonable assurance regarding the reliability of (1) our financial reporting and (2) the preparation of the consolidated financial statements as of and for the three and nine months ended September 30, 2008, in accordance with U.S. GAAP. Based on these additional procedures, our management has determined that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management is committed to achieving effective internal control over financial reporting. Our remediation efforts are described in Item 9A(T) in our 2007 Form 10-K. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation efforts referenced above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on our material legal proceedings, see Part II., Item I., Financial Information, Notes to Consolidated Financial Statements, Note 11.
ITEM 1A. RISK FACTORS
Our business, results of operations and financial condition are subject to a number of risks. Any of the risks discussed below, elsewhere in this Form 10-Q or our other SEC filings could have a material impact on our business, results of operations or financial condition. Some of those risks are set forth in our 2007 Form 10-K. In addition to the risks described in our 2007 Form 10-K, we face risks associated with security breaches, our decision to create an in-house armored transportation operation in the United Kingdom, our reliance on third-party service providers, and the recent deterioration in global credit markets, which could have a material impact on our business, results of operations or financial condition. Outlined below are additional risks we face, as well as modifications to certain risks previously disclosed in our 2007 Form 10-K. These risks should be read in conjunction with the risk factors discussed in Part I, Item 1A. Risk Factors in our 2007 Form 10-K. The risks described in this Form 10-Q and in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.
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
For example, during the second quarter of 2008, we were made aware of a security incident affecting a previous third-party service provider and, in turn, potentially affecting certain of our ATMs located in the stores of one of our merchant customers in the United States. In May 2008, we received a notification from a financial institution indicating that it believes approximately $3.0 million in fraudulent cash withdrawals have occurred on that financial institution’s network of ATMs as a result of the security incident. We also understand that approximately $1.7 million in cash has been recovered and that some or all of these recovered funds may be applied to the financial institution’s losses. In any event, based on information received to date, we do not believe that the security incident referred to above caused any cardholder personal identification numbers (“PINs”) to be compromised and thus do not believe that the fraudulent cash withdrawals were associated with the security incident. We are working closely with this financial institution to try to identify the source of the financial institution’s recent PIN-based losses. To the extent additional notifications are received by, or loss claims are made against, us related to this security incident, we intend to work through our normal process with our insurance carrier and our partners to determine the appropriate means of addressing those notifications or claims. In the event we are unsuccessful in our efforts to effectively address any such notifications or claims, and it is determined that we are liable for any losses that are deemed to have resulted from the security incident, our financial results could be negatively impacted.

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
We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our ATMs. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our Company-owned ATMs. While we have not experienced any significant changes in our relationships with such financial institutions to date, the continued turmoil seen in the global credit markets may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with whom we conduct business deteriorate significantly, such institutions may be unable to perform under their existing agreements with us. In the case of our financial institution branding partners, we would likely be required to find alternative financial institutions to brand the ATMs negatively impacted by any contractual defaults that may result from a continued deterioration in global credit markets. If such defaults were to occur, we may not be successful in our efforts to identify new branding partners, and the underlying economics of any new branding arrangements may not be consistent with our current branding arrangements. Additionally, we have recently seen a decrease in the demand for new bank branding deals, which we believe is directly attributable to the liquidity issues that many of the United States’ large financial institutions are currently facing, and we currently do not expect any growth in this aspect of our business in the short term. Furthermore, the consolidations currently occurring within the banking industry will impact our branding relationships as existing branding customers are acquired by other, more stable financial institutions, some if which may not be existing branding customers. For example, Washington Mutual, which currently has over 950 ATMs branded with us, recently agreed to be acquired by JPMorgan Chase, which is also an existing branding customer of ours. Additionally, Wachovia, which currently has 15 high-transaction ATMs branded with us, recently agreed to be acquired by Wells Fargo, a bank that currently is not a branding customer of ours. Additionally, Sovereign Bank, which currently has over 1,150 ATMs branded with us, is in the process of being acquired by Banco Santander, one of the largest banks in Europe. Although we currently believe that our branding contracts will remain fully enforceable in light of these transactions, there can be no assurance that such contracts will remain unaffected by the unprecedented amount of consolidation currently unfolding within the United States banking industry.
For the risks associated with our vault cash providers and the potential impact on our business, results of operations or financial condition if some of our financial institution partners were no longer able to meet our ATM vault cash needs, please see the risk factor included in Part I, Item 1A. Risk Factors in our 2007 Form 10-K entitled “We rely on third parties to provide us with the cash we require to operate many of our ATMs. If these third parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business.” For convenience, we have re-included the risk factor from our 2007 Form 10-K below:
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
In addition to the above, many of our ATMs are utilized by consumers that frequent the retail establishments in which our ATMs are located, including convenience stores, malls, grocery stores and other large retailers. If there is a significant slowdown in consumer spending as a result of the current economic downturn, and the number of consumers that frequent the retail establishments in which we operate our ATMs declines significantly, the number of transactions conducted on our ATMs, and the corresponding ATM transaction fees, may also decline.
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

3.2
Second Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).

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

CARDTRONICS, INC.
November 12, 2008	/s/ Jack Antonini
Jack Antonini
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

November 12, 2008	/s/ J. Chris Brewster
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

3.2
Second Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).

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