Form 10-K
period 2008-12-31
CARDTRONICS INC
filed 2009-03-13
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33864
CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0681190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Briarpark Drive, Suite 400
Houston, TX	77042
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (832) 308-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Aggregate market value of common stock held by non-affiliates as June 30, 2008: $152.1 million
Number of shares outstanding as of March 6, 2009: 40,638,607 shares of Common Stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS, INC.
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics, Inc. and/or our subsidiaries, unless the context indicates otherwise.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by the use of the words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important trends or factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in: (1) Part I, Item 1A. Risk Factors and elsewhere in this Annual Report on for Form 10-K (the “2008 Form 10-K”); and (2) our reports and registration statements filed or furnished from time to time with the Securities and Exchange Commission (the “SEC”).
Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2008 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
PART I
ITEM 1. BUSINESS
Overview
Cardtronics, Inc. is a single-source provider of automated teller machine (“ATM”) solutions. We provide ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. As of December 31, 2008, we operated 32,950 ATMs throughout the United States, the United Kingdom, and Mexico, making us the world’s largest non-bank operator of ATMs. Additionally, as of December 31, 2008, approximately 10,100 of our Company-owned ATMs (discussed below) were under contract with well-known banks to place their logos on those machines, thus providing convenient surcharge-free access to their customers. We also operate the Allpoint network, the largest surcharge-free ATM network within the United States based on the number of participating ATMs. Allpoint provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. Finally, we provide electronic funds transfer (“EFT”) transaction processing services to our network of ATMs as well as ATMs owned and operated by third parties.
We deploy and operate ATMs under two distinct arrangements with our merchant customers: Company-owned and merchant-owned arrangements. Under Company-owned arrangements, we provide the ATM and are typically responsible for all aspects of its operation, including transaction processing, procuring cash, supplies, and telecommunications as well as routine and technical maintenance. Under merchant-owned arrangements, a merchant owns the ATM and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to EFT networks. As of December 31, 2008, approximately 67% of our ATMs were Company-owned and 33% were merchant-owned. While we may continue to add merchant-owned ATMs to our network as a result of acquisitions and internal sales efforts, our focus for internal growth remains on expanding the number of Company-owned ATMs in our network due to the higher margins typically earned and the additional revenue opportunities available to us under Company-owned arrangements.
Our revenues are recurring in nature and are primarily derived from ATM surcharge fees, which are paid by cardholders, and interchange fees, which are paid by the cardholder’s financial institution for the use of the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. We generate additional revenue by branding our ATMs with signage from banks and other financial institutions, resulting in surcharge-free access to our ATMs and added convenience for the banks’ customers as well as increased usage of our ATMs. Our branding arrangements include relationships with leading national financial institutions, including Citibank, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A., and Sovereign Bank. We also generate revenue by collecting fees from financial institutions that participate in our surcharge-free networks, the largest of which is the Allpoint network.

Organizational History
We were formed in 1989 and originally operated under the name of Cardpro, Inc. In June 2001, Cardpro, Inc. was converted into a Delaware limited partnership and renamed Cardtronics, LP. In addition, in June 2001, Cardtronics Group, Inc. was incorporated under the laws of the state of Delaware to act as a holding company for Cardtronics, LP, with Cardtronics Group, Inc. indirectly owning 100% of the equity of Cardtronics, LP. In January 2004, Cardtronics Group, Inc. changed its name to Cardtronics, Inc. In December 2007, we completed the initial public offering of 12,000,000 shares of our common stock. In December 2008, Cardtronics, LP was converted to a corporation under the laws of Delaware and changed its name to Cardtronics USA, Inc.
Since May 2001, we have acquired 14 ATM networks and one operator of a surcharge-free ATM network, increasing the number of ATMs we operate from approximately 4,100 as of May 2001 to 32,950 as of December 31, 2008. Two of these acquisitions enabled us to enter international ATM markets. Specifically, our acquisitions of Bank Machine (Acquisitions) Limited (“Bank Machine”) in May 2005 and a majority ownership interest in CCS Mexico (which was subsequently renamed Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”)) in February 2006 expanded our operations into the United Kingdom and Mexico, respectively. From 2001 to 2008, the total number of annual transactions processed within our network increased from approximately 19.9 million to approximately 354.4 million.
Additional Company Information
General information about us can be found at http://www.cardtronics.com. We file annual, quarterly, and other reports as well as other information with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may also request an electronic or paper copy of these filings at no cost by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, (832) 308-4000. Information on our website is not incorporated into this 2008 Form 10-K or our other securities filings.
Our Strategy
Our strategy is to enhance our position as the leading owner and operator of ATMs in the United States, to become a significant service provider to financial institutions, and to expand our network further into select international markets. In order to execute this strategy, we will endeavor to:
Increase Penetration and ATM Count with Leading Merchants. We have two principal opportunities to increase the number of ATM sites with our existing merchants: first, by deploying ATMs in our merchants’ existing locations that currently do not have, but where traffic volumes and anticipated returns justify installing, an ATM; and second, as our merchants open new locations, by installing ATMs in those locations. We believe our expertise, national footprint, strong record of customer service with leading merchants, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading national and regional merchants.
Capitalize on Existing Opportunities to Become a Significant Service Provider to Financial Institutions. We believe we are well-positioned to work with financial institutions to fulfill many of their ATM requirements. Our ATM services offered to financial institutions include branding our ATMs with their logos and providing surcharge-free access to their customers, managing their off-premise ATMs (i.e., ATMs not located in a bank branch) on an outsourced basis, and/or buying their off-premise ATMs in combination with branding arrangements. In addition, our in-house processing capabilities provide us with the ability to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services that we are able to offer to financial institutions. In the United Kingdom, the recent launch of our in-house armored courier operation, coupled with our existing in-house engineering and transaction processing capabilities, provides us with a full suite of services that we can offer to financial institutions in the United Kingdom market.

Capitalize on Surcharge-Free Network Opportunities. We plan to continue pursuing opportunities with respect to our surcharge-free networks, where financial institutions pay us to allow their customers surcharge-free access to our ATM network on a non-exclusive basis. We believe these surcharge-free arrangements will enable us to increase transaction counts and profitability on our existing machines.
Pursue International Growth Opportunities. We have recently invested significant amounts of capital in the infrastructure of our United Kingdom and Mexico operations, and we plan to continue to selectively increase the number of our Company-owned ATMs in these markets through machines deployed with our existing customer base as well as through the addition of new merchant customers. Additionally, we plan to expand our operations into selected international markets where we believe we can leverage our operational expertise and scale advantages. In particular, we target high growth, emerging markets where cash is the predominant form of payment and where off-premise ATM penetration is relatively low, such as in Central and Eastern Europe, Central and South America, and Asia-Pacific.
Develop and Provide Selected Advanced-Functionality Services. ATMs have and continue to evolve in terms of service offerings. Certain advanced ATM models are capable of providing check cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), money transfer, bill payment, and other kiosk-based financial services. Our advanced-functionality ATMs are also capable of providing these services. We believe the non-traditional services offered by our advanced-functionality ATMs, and other machines we or others may develop, provide us additional growth opportunities as retailers and financial institutions seek to provide additional convenient self-service financial services to their customers.
Develop and Provide Other Kiosk-Based Service Offerings. We believe that the expertise that we have developed in owning and operating a technologically and geographically diverse network of ATMs provides us with the know-how to provide other kiosk-based service offerings. We also believe that the relationships that we have cultivated over the years with leading retail merchants gives us a unique advantage in terms of becoming a key provider of other kiosk-based offerings to those merchants.
Our Products and Services
We typically provide our leading merchant customers with all of the services required to operate an ATM, which include transaction processing, cash management, maintenance, and monitoring. We believe our merchant customers value our high level of service, our 24-hour per day monitoring and accessibility, and that our U.S. ATMs are on-line and able to serve customers an average of over 98.5% of the time. In connection with the operation of our ATMs and our customers’ ATMs, we generate revenue on a per-transaction basis from the surcharge fees charged to cardholders for the convenience of using our ATMs and from interchange fees charged to such cardholders’ financial institutions for processing the ATM transactions. The following table provides detail relating to the number of ATMs we owned and operated under our various arrangements as of December 31, 2008:

	Company-Owned	Merchant-Owned	Total
Number of ATMs at period end	22,215	10,735	32,950
Percent of total ATMs	67.4%	32.6%	100.0%
Average monthly withdrawal transactions per average transacting ATM	732	280	579
We generally operate our ATMs under multi-year contracts that provide a recurring and stable source of transaction-based revenue and typically have an initial term of five to seven years. As of December 31, 2008, our contracts with our top 10 merchant customers had a weighted average remaining life (based on 2008 revenues) of over 6.5 years.
Additionally, we enter into arrangements with financial institutions to brand certain of our Company-owned ATMs. These “bank branding” arrangements allow a financial institution to expand its geographic presence for a fraction of the cost of building a branch location and typically for less than the cost of placing one of its own ATMs at that location. These types of arrangements allow a financial institution to rapidly increase its number of branded ATM sites and improve its competitive position. Under these arrangements, the branding institution’s customers are allowed to use the branded ATMs without paying a surcharge fee to us. In return, we receive monthly fees on a per-ATM basis from the branding institution, while retaining our standard fee schedule for other cardholders using the branded ATMs. In addition, we typically receive increased interchange revenue as a result of increased usage of our ATMs by the branding institution’s customers and others who prefer to use a bank-branded ATM. We intend to continue to pursue additional bank branding arrangements as part of our growth strategy. Prior to 2006, we had bank branding arrangements in place on less than 1,000 of our Company-owned ATMs. However, as a result of our acquisition of the 7-Eleven Financial Services Business in July 2007 (the “7-Eleven ATM Transaction”), our increased sales efforts, and financial institutions realizing the significant benefits and opportunities afforded to them through bank branding programs, as of December 31, 2008, we had bank branding arrangements in place with 27 domestic financial institutions, involving approximately 10,100 Company-owned ATMs.

In addition to our bank branding arrangements, we offer financial institutions another type of surcharge-free program through our Allpoint and MasterCard® nationwide surcharge-free ATM networks. Under the Allpoint network, which we acquired through our acquisition of ATM National, Inc. in December 2005, financial institutions who are members of the network pay us a fixed monthly fee per cardholder in exchange for us providing their cardholders with surcharge-free access to most of our domestic owned and/or operated ATMs. Under the MasterCard network, which we implemented in September 2006, we provide surcharge-free access to most of our domestic owned and/or managed ATMs to cardholders of financial institutions who participate in the network and who utilize a MasterCard debit card. In return for providing this service, we receive a fee from MasterCard for each surcharge-free withdrawal transaction conducted on our network. The Allpoint and MasterCard networks offer attractive alternatives to financial institutions that lack their own distributed ATM network. Finally, our Company-owned ATMs deployed under our placement agreement with 7-Eleven, Inc. (“7-Eleven”) participate in CO-OP®, the nation’s largest surcharge-free network for credit unions, and are included in our arrangement with Financial Services Center Cooperatives, Inc. (“FSCC”), a cooperative service organization providing shared branching services for credit unions.
As we have found that the primary factor affecting transaction volumes at a given ATM is its location, our strategy in deploying our ATMs, particularly those placed under Company-owned arrangements, is to identify and deploy them at locations that provide high visibility and high transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores and combination convenience stores and gas stations, grocery stores, airports, and major regional and national retail outlets. The 5,500 locations that we added to our portfolio as a result of the 7-Eleven ATM Transaction are prime examples of the types of locations that we seek when deploying our ATMs. In addition to the 7-Eleven locations, we have also entered into multi-year agreements with a number of other merchants, including Chevron, Costco, CVS/Pharmacy (“CVS”), Duane Reade, ExxonMobil, Hess Corporation, Rite Aid, Safeway, Sunoco, Target Corporation (“Target”), and Walgreens in the United States; Alfred Jones, Martin McColl, McDonalds, The Noble Organisation, Odeon Cinemas, Punch Taverns, Spar, Tates, Vue Cinemas, and Welcome Break in the United Kingdom; and Cadena Comercial OXXO S.A. de C.V. (“OXXO”) in Mexico. We believe that once a cardholder establishes a pattern of using a particular ATM, the cardholder will generally continue to use that ATM.
Segment and Geographic Information
Prior to the 7-Eleven ATM Transaction in July 2007, our operations consisted of our United States, United Kingdom, and Mexico segments. Subsequent to the consummation of the 7-Eleven ATM Transaction, we determined that the services provided through the acquired advanced-functionality ATMs exhibited different economic characteristics than the traditional ATM services provided by our other three segments, in large part due to the anticipated losses associated with providing such advanced-functionality services, as the provision of these services had historically resulted in operating losses, and the fact that these operations were managed and reviewed separately by management. Accordingly, we treated the advanced-functionality operations as a separate reporting segment (“Advanced Functionality”) during the majority of 2007 and 2008. However, as a result of the significant improvements in the operating results of these operations and an internal reorganization in the latter half of 2008 that changed the way we manage and review the results of these operations, the advanced-functionality operations have been integrated into the Company’s domestic operations and combined with the Company’s United States reporting segment. Based on the foregoing, as of December 31, 2008, our operations consisted of our United States, United Kingdom, and Mexico segments. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.

A summary of our revenues from third-party customers by geographic region is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
United States	$404,716	$310,078	$250,425
United Kingdom	74,155	63,389	42,157
Mexico	14,143	4,831	1,023

Total	$493,014	$378,298	$293,605

The net book value of our long-lived assets, including our intangible assets, in our various geographic locations is as follows:

	As of December 31,
Location of property and equipment:	2008	2007	2006
	(In thousands)
United States	$345,707	$365,573	$198,782
United Kingdom	70,926	155,755	122,670
Mexico	10,307	8,670	2,542

Total	$426,940	$529,998	$323,994

For additional discussion of the segment revenue, profit information, and identifiable assets of our reporting segments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 19, Segment Information. Additionally, for a discussion of the risks associated with our international operations, see Item 1A. Risk Factors — Our international operations involve special risks and may not be successful, which would result in a reduction of our gross profits.
Sales and Marketing
Our sales and marketing team focuses principally on developing new relationships with national and regional merchants as well as building and maintaining relationships with our existing merchants. The team is organized into groups that specialize in marketing to specific merchant industry segments, which allows us to tailor our offering to the specific requirements of each merchant customer. In addition to the merchant-focused sales and marketing group, we have a sales and marketing group that is focused on developing and managing our relationships with financial institutions, as we look to expand the types of services that we offer to such institutions.
In addition to targeting new business opportunities, our sales and marketing team supports our acquisition initiatives by building and maintaining relationships with newly-acquired merchants. We seek to identify growth opportunities within each merchant account by analyzing the merchant’s sales at each of its locations, foot traffic, and various demographic data to determine the best opportunities for new ATM placements. As of December 31, 2008, our sales and marketing team was composed of approximately 40 employees, of which those who are exclusively focused on sales typically receive a combination of incentive-based compensation and a base salary.
Technology
Our technology and operations platform consists of ATM equipment, ATM and internal network infrastructure (including in-house ATM transaction processing capabilities), cash management, and customer service. This platform is designed to provide our merchant customers with what we believe is a high-quality suite of services.
ATM Equipment. In the United States and Mexico, we purchase ATMs from global manufacturers, including NCR Corporation (“NCR”), Diebold, Incorporated (“Diebold”), Triton Systems of Delaware, Inc. (“Triton”), and Wincor Nixdorf AG (“Wincor Nixdorf”), and place them in our merchant customers’ locations. The wide range of advanced technology available from these ATM manufacturers provides our merchant customers with advanced features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can all perform basic functions, such as dispensing cash and displaying account information. However, some of our ATMs are modular and upgradeable so they can be adapted to provide additional services in response to changing technology and consumer demand. For example, a portion of our ATMs can be upgraded to accept deposits through the installation of additional hardware and software components.
The ATMs we operate in the United Kingdom are principally manufactured by NCR and are categorized into three basic types: (1) “convenience,” which are internal to a merchant’s premises; (2) “through the wall,” which are external to a merchant’s premises; and (3) “pods,” a free-standing kiosk style ATM, also located external to a merchant’s premises.

Transaction Processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors to optimize the performance of our ATM network. In late 2006, we implemented our own EFT transaction processing operation, which is based in Frisco, Texas. This initiative enables us to monitor transactions on our ATMs and to control the flow and content of information on the ATM screen. As of December 31, 2008, we had converted approximately 26,000 of our ATMs over to our processing platform. We currently expect the remaining ATMs in our portfolio to be transitioned to our platform by December 31, 2009, with the exception of approximately 3,500 traditional ATMs acquired in the 7-Eleven Transaction, which will not be converted until 2010. These ATMs are subject to a contract with a third party to provide the transaction processing services for these machines through December 2009. As with our existing ATM network operation, we have carefully selected support vendors to help provide sophisticated security analysis and monitoring 24 hours a day to ensure the continued performance of our EFT operation.
In conjunction with the 7-Eleven ATM Transaction, we assumed a master ATM management agreement with Fiserv, Inc. under which Fiserv provides a number of ATM-related services to approximately 3,500 traditional ATMs in 7-Eleven stores, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment.
Internal Systems. Our internal systems, including our EFT transaction processing operation, include multiple layers of security to help protect the systems from unauthorized access. Protection from external sources is provided by the use of hardware and software-based security features that isolate our sensitive systems. We also use commercially-available encryption technology to protect communications. On our internal network, we employ user authentication and antivirus tools at multiple levels. These systems are protected by detailed security rules to limit access to all critical systems. Our systems components are directly accessible by a limited number of employees on a need-only basis. Our gateway connections to our EFT network service providers provide us with real-time access to transaction details, such as cardholder verification, authorization, and funds transfer. We have installed these communications circuits with backup connectivity to help protect us from telecommunications problems in any particular circuit. We use commercially-available and custom software that continuously monitors the performance of the ATMs in our network, including details of transactions at each ATM and expenses relating to that ATM, such as fees payable to the merchant. This software permits us to generate financial information for each ATM location, allowing us to monitor each location’s profitability. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, to determine how to price various operating arrangements with merchants and branding arrangements, and to create a profile of successful ATM locations to assist us in deciding the best locations for additional ATM deployments.
Cash Management. Our cash management department uses commercially-available software and proprietary analytical models to determine the necessary fill frequency and load amount for each ATM. We project cash requirements for each ATM on a daily basis, taking into consideration its location, the day of the week, the timing of holidays and events, and other factors. After receiving a cash order from us, the cash provider forwards the request to its vault location nearest to the applicable ATM. Personnel at the vault location then arrange for the requested amount of cash to be set aside and made available for the designated armored courier to access and subsequently transport to the ATM. Our cash management department utilizes data generated by the cash providers, internally-generated data, and a proprietary methodology to confirm daily orders, audit delivery of cash to armored couriers and ATMs, monitor cash balances for cash shortages, coordinate and manage emergency cash orders, and audit costs from both armored couriers and cash providers.
In addition, we recently implemented our own in-house armored courier operation in the United Kingdom, Green Team Services Limited (“Green Team”), during the fourth quarter of 2008. Such operation consists of 20 full-time employees, 6 armored vehicles, and a secure cash depot facility located outside of London, England. We expect to be servicing roughly 1,000 of our ATMs in the southern part of the United Kingdom by the end of 2009. Over time, we expect this operation will allow us to provide higher-quality and more cost-effective cash-handling services in the United Kingdom market.
Customer Service. We believe one of the factors that differentiates us from our competitors is our customer service responsiveness and proactive approach to managing any ATM downtime. We use an advanced software package that monitors the performance of our Company-owned ATMs 24 hours a day for service interruptions and notifies our maintenance vendors for prompt dispatch of necessary service calls. The traditional ATMs acquired in the 7-Eleven ATM Transaction continue to be monitored and serviced under the Fiserv ATM management agreement. The advanced-functionality ATMs acquired continue to be monitored under a third-party service agreement.

Finally, we use a commercially-available software package in the United States and proprietary software in the United Kingdom to maintain a database of transactions made on, and performance metrics for, our ATM locations. This data is aggregated into individual merchant customer profiles that are readily accessible by our customer service representatives and managers. We believe our proprietary database enables us to provide superior quality and accessible and reliable customer support.
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
Transaction Processing. We contract with and pay fees to third parties who process transactions that originate from our ATMs but that are not processed directly by our EFT processing operation. These processors communicate with the cardholder’s financial institution through an EFT network to obtain transaction authorization and settle transactions. These transaction processors include Elan Financial Services and Fiserv in the United States; LINK in the United Kingdom; and Promoción y Operación S.A. de C.V. (“PROSA-RED”) in Mexico. Although we have our own EFT processing operation, our processing efforts are primarily focused on controlling the flow and content of information on the ATM screen. As such, we expect to continue to rely on third-party service providers to handle our connections to the EFT networks and to perform limited fund settlement and reconciliation processes.
Transactions originating on approximately 3,500 traditional ATMs acquired in the 7-Eleven ATM Transaction will continue to be processed under the ATM management agreement with Fiserv, who maintains relationships with the major U.S. EFT networks, until that agreement expires in 2009, at which point we anticipate transitioning those ATMs onto our EFT processing platform.
EFT Network Services. Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus, and Plus in the United States; LINK in the United Kingdom; and PROSA-RED in Mexico. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amount paid to us. We attempt to maximize the utility of our ATMs to cardholders by participating in as many EFT networks as practical. Additionally, we own the Allpoint network, the largest surcharge free network in the United States. Owning our own network further maximizes ATM utility by giving cardholders a surcharge-free option at our ATMs, as well as allowing us to receive network-related economic benefits such as receiving switch revenue and setting surcharge-free interchange rates on our own ATMs as well as other participating ATMs.
ATM Equipment. As previously noted, we purchase substantially all of our ATMs from global manufacturers, including NCR, Diebold, Triton, and Wincor Nixdorf. The large quantity of ATMs that we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to minimize technical problems with purchased equipment.
Although we currently purchase a majority of our ATMs from NCR, we believe our relationships with our other ATM suppliers are good and that we would be able to purchase the ATMs we require for our Company-owned operations from other ATM manufacturers if we were no longer able to purchase ATMs from NCR.
ATM Maintenance. In the United States, we typically contract with third-party service providers for on-site maintenance services. We have multi-year maintenance agreements with Diebold, NCR, and Pendum in the United States. In the United Kingdom, maintenance services are provided by in-house technicians. In Mexico, Diebold provides all maintenance services for our ATMs.
In connection with the 7-Eleven ATM Transaction, we assumed a number of multi-year, third-party service contracts previously entered into by the 7-Eleven Financial Services Business. Historically, Fiserv has contracted with NCR to provide on-site maintenance services to the acquired traditional ATMs. We will continue to operate under the current terms of these agreements until such time as they are renegotiated or expire.

Cash Management. We obtain cash to fill our Company-owned, and, in some cases, merchant-owned, ATMs under arrangements with our cash providers, which are Bank of America, N.A. (“Bank of America”), Palm Desert National Bank (“PDNB”), and Wells Fargo, N.A. (“Wells Fargo”) in the United States; Alliance & Leicester Commercial Bank (“ALCB”) in the United Kingdom; and Bansi, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a minority interest owner in Cardtronics Mexico, in Mexico. We pay a monthly fee on the average amount outstanding to our primary vault cash providers under a formula based on either the London Interbank Offered Rate (“LIBOR”) or the federal funds effective rate in the United States, LIBOR in the United Kingdom, and the Mexican Interbank Rate in Mexico. At all times, the cash legally belongs to the cash providers, and we have no access or right to the cash. We also contract with third parties to provide us with cash management services, which include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, ATM cash level monitoring, and claims processing with armored couriers, financial institutions, and processors.
As of December 31, 2008, we had $835.4 million in cash in our domestic ATMs under these arrangements, of which 54.6% was provided by Bank of America under a vault cash agreement that runs until October 2010 and 44.7% was provided by Wells Fargo under a vault cash agreement that currently runs until July 2009. In the United Kingdom, the balance of cash held in our ATMs was $145.5 million, and in Mexico, our balance totaled $22.9 million as of year-end. For additional information on our vault cash agreements, see Item 1A. Risk Factors — We rely on third parties to provide us with the cash we require to operate many of our ATMs. If these third parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business.
Cash Replenishment. We contract with armored courier services to transport and transfer cash to our ATMs. We use leading armored couriers such as Brink’s Incorporated, Loomis, Fargo & Co., and Pendum in the United States; and Loomis, Group 4 Securicor, and Sunwin in the United Kingdom. Under these arrangements, the armored couriers pick up the cash in bulk and, using instructions received from our cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by either adding additional cash into a cassette or by swapping out the remaining cash for a new fully loaded cassette, and then balance the machine and provide cash reporting to the applicable cash provider.
In part because of service issues experienced during 2007 and 2008 related to one of our third-party armored cash providers in the United Kingdom, we recently implemented our own in-house armored courier operation in that market during the fourth quarter of 2008. While this operation, which is currently servicing approximately 250 of our ATMs, is not expected to result in significant cost savings to us, it is expected to reduce our reliance on third parties and to allow us greater flexibility in terms of servicing our ATMs. Our armored courier operation, which currently consists of 20 full-time employees, 6 armored vehicles, and a secure cash depot facility located outside of London, England, is expected to be servicing roughly 1,000 of our ATMs in the southern part of the United Kingdom by the end of 2009.
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

The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of Company-owned ATMs, the contract terms vary, but typically include the following:
•	initial term of five to seven years;

•	exclusive deployment of ATMs at locations where we install an ATM;

•	our right to increase surcharge fees;

•	our right to remove ATMs at underperforming locations without having to pay a termination fee;

•	in the United States, our right to terminate or remove ATMs or renegotiate the fees payable to the merchant if surcharge fees are generally reduced or eliminated by law; and

•	provisions that make the merchant’s fee dependent on the number of ATM transactions.
Our contracts under merchant-owned arrangements typically include similar terms, as well as the following additional terms:
•	in the United States, provisions prohibiting in-store check cashing by the merchant and, in the United States and United Kingdom, the operation of any other cash-back devices;

•	provisions imposing an obligation on the merchant to operate the ATMs at any time its stores are open for business; and

•	provisions, when possible, that require the assumption of our contract in the event a merchant sells its stores.
7-Eleven is the largest merchant customer in our portfolio, representing over 30% of our total revenues for the year ended December 31, 2008. The underlying merchant agreement with 7-Eleven, which had an initial term of 10 years from the effective date of the acquisition, expires in July 2017. In addition to 7-Eleven, our next four largest merchant customers (based on revenues) during 2008 were CVS, Walgreens, Target, and Duane Reade, which collectively generated 14.5% of our total revenues for the year ended December 31, 2008.
Seasonality
In the United States and Mexico, our overall business is somewhat seasonal in nature with generally fewer transactions occurring in the first quarter of the fiscal year. We typically experience increased transaction levels during the holiday buying season at our ATMs located in shopping malls and lower volumes in the months following the holiday season. Similarly, we have seen increases in transaction volumes in the spring at our ATMs located near popular spring break destinations. Conversely, transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during the winter months as a result of decreases in the amount of consumer traffic through such locations. These declines, however, have been offset somewhat by increases in the number of our ATMs located in shopping malls and other retail locations that benefit from increased consumer traffic during the holiday buying season. We expect these location-specific and regional fluctuations in transaction volumes to continue in the future.
In the United Kingdom, seasonality in transaction patterns tends to be similar to the seasonal patterns in the general retail market. Generally, the highest transaction volumes occur on weekend days and, thus, monthly transaction volumes will fluctuate based on the number of weekend days in a given month. However, we, like other independent ATM operators, experience a drop in the number of transactions we process during the Christmas season due to consumers’ greater tendency to shop in the vicinity of free ATMs and the routine closure of some of our ATM sites over the Christmas break. We expect these location-specific and regional fluctuations in transaction volumes to continue in the future.

Competition
We compete with financial institutions and other independent ATM companies for additional ATM placements, new merchant accounts, and acquisitions. Several of our competitors, namely national financial institutions, are larger and more established than we are. While these entities may have fewer ATMs than we do, they have greater financial and other resources than us. For example, our major domestic competitors include banks such as Bank of America, JPMorgan Chase, Wells Fargo, and PNC Corp., as well as independent ATM operators such as ATM Express and Innovus. In the United Kingdom, we compete with several large non-bank ATM operators, including Cashzone (formerly Cardpoint, a wholly-owned subsidiary of Payzone), Notemachine, and Paypoint, as well as banks such as the Royal Bank of Scotland, Barclays, and Lloyds, among others. In Mexico, we compete primarily with national and regional financial institutions, including Banamex, Bancomer, and HSBC. Although the independent ATM market is still relatively undeveloped in Mexico, we have recently seen a number of small ATM operators initiate operations. These small ATM operators, which are typically known by the names of their sponsoring banks, include Banco Inbursa, Afirme, and Bajio.
Despite the level of competition we face, many of our competitors have not historically had a singular focus on ATM management. As a result, we believe our primary focus on ATM management and related services gives us a significant competitive advantage. In addition, we believe the scale of our extensive ATM network and our focus on customer service also provide significant competitive advantages.
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
Americans with Disabilities Act (“ADA”). The ADA currently prescribes provisions that ATMs be accessible to and independently usable by individuals who are visually-impaired. Additionally, the Department of Justice may adopt new accessibility guidelines under the ADA that will include provisions addressing ATMs and how to make them more accessible to the disabled. Under the proposed guidelines that have been published for comment but not yet adopted, ATM height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads, and ATMs would be required to possess speech capabilities, among other modifications. If adopted, these new guidelines would affect the manufacture of ATM equipment going forward and could require us to retrofit ATMs in our network as those ATMs are refurbished or updated for other purposes. Additionally, proposed Accessibility Guidelines under the ADA would require voice-enabling technology for newly-installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. We are committed to ensuring that all of our ATMs comply with all applicable ADA regulations, and, although these new rules have not yet been adopted by the Department of Justice, we made substantially all of our Company-owned ATMs voice-enabled in conjunction with our Triple Data Encryption Standard (“Triple-DES”) security upgrade efforts in 2007.
Rehabilitation Act. On November 26, 2006, a U.S. District Court judge ruled that the United States’ currencies (as currently designed) violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. Under the current ruling, the U.S. Treasury Department has been ordered to develop ways in which to differentiate paper currencies such that an individual who is visually-impaired would be able to distinguish between the different denominations. In response to the November 26, 2006 ruling, the Department of Justice filed an appeal with the U.S. Court of Appeals for the District of Columbia Circuit requesting that the decision be overturned on the grounds that varying the size of denominations could cause significant burdens on the vending machine industry and cost the Bureau of Engraving and Printing an initial investment of $178.0 million and up to $50.0 million in new printing plates. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, participants in the ATM industry (including us) may be forced to incur costs to upgrade current machines’ hardware and software components (depending on the nature of the modifications proposed by the U.S. Treasury Department).

Encrypting Pin Pad and Triple-Data Encryption Standards. Data encryption makes ATMs more tamper-resistant. Two of the more recently developed advanced data encryption methods are commonly referred to as Encrypting Pin Pad (“EPP”) and Triple-DES. In 2005, we adopted a policy that any new ATMs we acquire from a manufacturer must be both EPP and Triple-DES compliant. As of December 31, 2008, all of our Company-owned and merchant-owned machines were Triple-DES compliant, and all of our Company-owned machines were EPP compliant.
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
EFT Network Regulations. EFT regional networks have adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Fund Transfer Act, commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide notice of the fee to be charged the consumer, establish limits on the consumer’s liability for unauthorized use of his card, provide receipts to the consumer, and establish protest procedures for the consumer. We believe that we are in material compliance with these regulations and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.
United Kingdom
In the United Kingdom, MasterCard International has required compliance with an encryption standard called Europay, MasterCard, Visa, or “EMV.” The EMV standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” We completed our remaining compliance efforts in the third quarter of 2008 and as of December 31, 2008, all of our ATMs in the United Kingdom were EMV compliant.
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
Mexico
The ATM industry in Mexico has been historically operated by financial institutions. The Central Bank of Mexico (“Banco de Mexico”) supervises and regulates ATM operations of both financial institutions and non-bank ATM deployers. Although Banco de Mexico’s regulations permit surcharge fees to be charged in ATM transactions, it has not issued specific regulations for the provision of ATM services. In addition, in order for a non-bank ATM deployer to provide ATM services in Mexico, the deployer must be affiliated with PROSA-RED or E-Global, which are credit card and debit card proprietary networks that transmit information and settle ATM transactions between their participants. As only financial institutions are allowed to be participants of PROSA-RED or E-Global, Cardtronics Mexico entered into a joint venture with Bansi, who is a member of PROSA-RED. As a financial institution, Bansi and all entities in which it participates, including Cardtronics Mexico, are regulated by the Ministry of Finance and Public Credit (“Secretaria de Hacienda y Crédito Público”) and supervised by the Banking and Securities Commission (“Comisión Nacional Bancaria y de Valores”). Additionally, Cardtronics Mexico is subject to the provisions of the Ley del Banco de Mexico (Law of Banco de Mexico), the Ley de Instituciones de Crédito (Mexican Banking Law), and the Ley para la Transparencia y Ordenamiento de los Servicios Financieros (Law for the Transparency and Organization of Financial Services).

Employees
As of December 31, 2008, we had approximately 430 employees, none which were represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.
ITEM 1A. RISK FACTORS
We depend on ATM transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs or a decline in the number of ATMs that we operate, whether as a result of current global economic conditions or otherwise.
Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that ATM transaction fees, including fees we receive through our bank branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on (i) the continued market acceptance of our services in our target markets, (ii) maintaining the level of transaction fees we receive, (iii) our ability to install, acquire, operate, and retain more ATMs, (iv) continued usage of our ATMs by cardholders, and (v) our ability to continue to expand our surcharge-free offerings. If alternative technologies to our ATM services are successfully developed and implemented, we will likely experience a decline in the usage of our ATMs. Surcharge fees, which are determined through negotiations between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our ATMs are utilized by consumers that frequent the retail establishments in which our ATMs are located, including convenience stores, malls, grocery stores, and other large retailers. If there is a significant slowdown in consumer spending as a result of the current global economic downturn, and the number of consumers that frequent the retail establishments in which we operate our ATMs declines significantly, the number of transactions conducted on our ATMs, and the corresponding ATM transaction fees we earn, may also decline.
United Kingdom. For the year ended December 31, 2008, our per-ATM operating revenues per month in the United Kingdom totaled £1,377, which represents a decline of approximately 10% when compared to the £1,532 earned per ATM per month during the previous year. While total withdrawal transactions per ATM per month increased nearly 8% in 2008 when compared to 2007, the number of pay-to-use withdrawal transactions per ATM per month declined while the number of free-to-use withdrawal transactions increased. While the net effect of this shift in withdrawal transactions on the total number of withdrawal transactions per ATM was negligible, the impact on transaction revenues per ATM was negative due to the fact that we earn more revenue per pay-to-use withdrawal transaction. We believe that this trend is due to a number of factors, including, but not limited to, (i) service-related issues associated with one of our third-party armored cash providers that resulted in a higher percentage of downtime at our ATMs during 2008, (ii) the overall economic downturn experienced in the United Kingdom, (iii) the installation of over 300 new ATMs in that market during 2008, the transaction counts for which had not yet ramped up to mature levels, and (iv) the recent installation of more free-to-use ATMs in that market. These factors, coupled with additional regulatory changes, including requirements to place more prominent fee notifications on pay-to-use ATMs, appear to have caused a shift in consumer behavior, which has resulted in a decline in the number of pay-to-use withdrawal transactions being conducted on our ATMs in that market. We are unable to predict whether this negative transaction revenue trend will continue in the future, and if so, whether it will accelerate further based on the factors outlined above. If this trend continues or accelerates further, our future revenues and related profits will be negatively impacted.
United States. For the year ended December 31, 2008, our per-ATM operating revenues per month in the United States totaled $1,133, which represents an increase of over 17.5% when compared to the $963 earned per ATM per month during the previous year. Such increase was due in large part to the acquisition of the 7-Eleven ATM business in July 2007. For the quarter ended December 31, 2008, the year-over-year increase totaled approximately 2%. Historically, we have been successful in maintaining or increasing the level of monthly operating revenues per ATM in the United States through a variety of means, including (i) increasing the number of higher transacting ATM locations in our portfolio through a combination of internal growth and third-party acquisitions, (ii) increasing the surcharge rates charged to consumers for selected ATMs in our network, and (iii) bringing on additional sources of revenue per ATM, primarily through our bank branding and surcharge-free network programs. However, because of the recent deterioration seen in the global economy, our per-ATM transaction revenues may decrease in the future. For example, as a result of the financial crisis affecting many of the nation’s large financial institutions, the decision-making process on new bank branding arrangements appears to have slowed considerably. As a result, any decline in the number of transactions conducted on our ATMs, coupled with little or no growth in the level of bank branding revenues earned per ATM, could result in lower domestic operating revenues per ATM per month in the future.

In addition to the above, we have experienced a decline in the average number of ATMs that we operate in the United States. This decline, which totaled 2.3% during the year ended December 31, 2008, is primarily due to attrition experienced in our merchant-owned ATM business, offset somewhat by new Company-owned ATM locations that were deployed during the year. The decline in ATMs on the merchant-owned side of the business totaled 8.9% during the year ended December 31, 2008, and was due primarily to certain network security upgrade requirements and competition from local and regional independent ATM service organizations.
We cannot assure you that our ATM transaction revenues will not decline in the future, and in light of the recent deterioration in the global economy, it is possible our revenues will experience a decline. A decline in usage of our ATMs by ATM cardholders or in the levels of fees received by us in connection with this usage, or a decline in the number of ATMs that we operate, would have a negative impact on our revenues and would limit our future growth.
In the United States, the proliferation of payment options other than cash, including credit cards, debit cards, and stored-value cards, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.
The United States has seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, certain merchants are now offering free cash back at the point-of-sale for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. According to the Study of Consumer Payment Preferences for 2007/2008, as prepared by Hitachi Consulting and the Bank Administration Center, paper-based forms of payment declined from approximately 57% of all in-store payments made in 1999 to 37% in 2008, with such decline being split equally between traditional checks and cash. However, according to the 2007 Depository Institutions Payments Study, as prepared by Global Concepts and the Federal Reserve System, the total number of ATM withdrawals only declined 0.3% from 2004 to 2007. Regardless, the continued growth in electronic payment methods (most notably debit cards and stored-value cards) could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.
Interchange fees, which comprise a substantial portion of our ATM transaction revenues, may be lowered at the discretion of the various EFT networks through which our ATM transactions are routed, thus reducing our future revenues.
Interchange fees, which represented approximately 30% of our total ATM operating revenues for the year ended December 31, 2008, are set by the various EFT networks through which our ATM transactions are routed. Accordingly, if these networks were to lower the interchange rates paid to us for ATM transactions routed through their networks, our future ATM transaction revenues and related profits would decline. The EFT networks may decide to lower the interchange rates currently paid to us for transactions conducted on our ATMs, which would in turn reduce the amount of revenues we earn per transaction.
The recent deterioration experienced in global credit markets could have a negative impact on financial institutions that we conduct business with.
We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our ATMs. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our Company-owned ATMs. The continued turmoil seen in the global credit markets may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new branding partners, and the underlying economics of any new branding arrangements may not be consistent with our current branding arrangements. Furthermore, if our existing bank branding partners are acquired by other institutions with assistance from the Federal Deposit Insurance Corp. (“FDIC”), or placed into receivership by the FDIC, it is possible that our branding arrangements may be rejected in part or in their entirety. If these situations were to occur, and we were unsuccessful in our efforts to re-brand the affected locations, our future financial results would be negatively impacted. Additionally, it appears that the decision-making process on new bank branding arrangements has slowed considerably with potential branding partners, which we believe is directly attributable to the current economic and financial crisis facing financial institutions around the world. If this trend continues, it will have an adverse impact on our ability to enter into new bank branding arrangements.

The consolidations currently occurring within the banking industry may impact our branding relationships as existing branding customers are acquired by other, more stable financial institutions, some if which may not be existing branding customers.
An unprecedented amount of consolidation is currently unfolding within the United States banking industry. For example, Washington Mutual, which currently has over 950 ATMs branded with us, was recently acquired by JPMorgan Chase, which is also an existing branding customer of ours. Additionally, Wachovia, which currently has 15 high-transaction ATMs branded with us, was recently acquired by Wells Fargo, a bank that was not an existing branding customer of ours. Additionally, Sovereign Bank, which currently has over 1,150 ATMs branded with us, is in the process of being acquired by Banco Santander, one of the largest banks in Europe. Although we currently believe that our branding contracts will remain fully enforceable in light of these transactions, we cannot assure you that these contracts will remain unaffected by these consolidation trends.
We rely on third parties to provide us with the cash we require to operate many of our ATMs. If these third parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business.
In the United States, we rely on agreements with Bank of America, PDNB, and Wells Fargo to provide us with the cash that we use in approximately 18,000 of our domestic ATMs where cash is not provided by the merchant (“vault cash.”) In the United Kingdom, we rely on a vault cash agreement with ALCB to provide us with the cash that we use in over 2,300 of our United Kingdom ATMs where cash is not provided by the merchant. Finally, Bansi is our sole vault cash provider in Mexico and provides us with the cash that we use in over 1,800 of our Mexico ATMs. As of December 31, 2008, the balance of vault cash held in our United States, United Kingdom, and Mexico ATMs was approximately $835.4 million, $145.5 million, and $22.9 million, respectively.
Under our vault cash agreements, we pay a vault cash rental fee based on the total amount of vault cash that we are using at any given time. At all times during this process, legal and equitable title to the cash is held by the cash providers, and we have no access or right to the cash. Each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our cash provider agreements. Our existing vault cash agreement with Bank of America currently extends through October 2010 and Bank of America is required to provide us with 360 days prior written notice of its intent not to renew. If such notice is not received, then the contract will automatically renew for an additional one-year period. Our existing agreement with Wells Fargo currently extends through July 2009 and Wells Fargo is required to provide us with 180 days prior written notice of its intent not to renew. If such notice is not received, then the contract automatically renews for an additional one-year period. Although we did not receive notice from Wells Fargo of its intent not to renew 180 days prior to the current expiration date, the contract contains a provision that allows Wells Fargo to modify the pricing terms contained within the agreement and, in the event both parties do not agree to the pricing modifications, then the agreement will not renew beyond such expiration date. If that were to occur, we would need to locate alternative sources of cash in order to operate those ATMs currently serviced by Wells Fargo. In the event we are required to do so, or if our current contract with Wells Fargo is renewed, the new pricing terms and conditions could potentially be less favorable to us, which would negatively impact our results of operations.
With respect to our United Kingdom operations, our current agreement with ALCB does not expire until September 2011. However, the agreement contains certain provisions, which, if triggered, may allow ALCB to terminate its agreement with us and demand the return of its cash upon 180 days prior written notice. Finally, we recently extended our agreement in Mexico with Bansi, which now expires in March 2010.
If our vault cash providers were to demand return of their cash or terminate their arrangements with us and remove their cash from our ATMs, or if they were to fail to provide us with cash as and when we need it for our ATM operations, our ability to operate these ATMs would be jeopardized, and we would need to locate alternative sources of cash in order to operate these ATMs. In the event this was to happen, the terms and conditions of the new or renewed agreements could potentially be less favorable to us, which would negatively impact our results of operations.

In 2008, we recognized a goodwill impairment charge of $50.0 million. If we experience additional impairments of our goodwill or other intangible assets, we will be required to record a significant charge to earnings.
We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of December 31, 2008, we had goodwill and other intangible assets of $272.1 million, or 56.4% of our total assets. We periodically evaluate the recoverability and the amortization period of our intangible assets under accounting principles generally accepted in the United States (“GAAP”). Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and any changes in them could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material. For example, during the year ended December 31, 2008, we recorded a $50.0 million goodwill impairment charge and $0.4 million of impairment charges associated with intangibles related to our acquired merchant contracts/relationships. Other impairment charges in the future may also adversely affect our results of operations.
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.
As of December 31, 2008, we had outstanding indebtedness of approximately $347.2 million, which represents 105.8% of our total capitalization of $328.2 million. Our substantial indebtedness could have important consequences to you. For example, it could:
•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our senior subordinated notes and the agreements governing our other indebtedness;

•
require us to dedicate a substantial portion of our cash flow in the future to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation; and

•
limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, research and development costs, or other purposes.

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
Our credit agreement and the indentures governing our senior subordinated notes include a number of covenants that, among other items, restrict or limit our ability to:
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

In addition, we are required by our credit agreement to maintain specified financial ratios and limit the amount of capital expenditures incurred in any given 12-month period. While we currently have the ability to borrow the full amount available under our credit agreement, as a result of these ratios and limits, we may be limited in the manner in which we conduct our business in the future and may be unable to engage in favorable business activities or finance our future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our debt obligations. A failure to comply with the covenants or financial ratios could result in an event of default. In the event of a default under our credit agreement, the lenders could exercise a number of remedies, some of which could result in an event of default under the indentures governing the senior subordinated notes. An acceleration of indebtedness under our credit agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time. If any or all of our debt were to be accelerated, we cannot assure you that our assets would be sufficient to repay our indebtedness in full. If we are unable to repay outstanding borrowings under our bank credit facility when due, the lenders will have the right to proceed against the collateral securing our indebtedness. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities.
Our common stock may be delisted from The NASDAQ Global Market if the closing bid price for our common stock is not maintained at $1.00 per share or higher during any 30 consecutive business days.
NASDAQ imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ’s minimum bid requirement for continued listing on The NASDAQ Global Market. In recent months, our common stock has traded below $1.00 per share at closing for brief periods of time. If our common stock were to trade during any 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ would send us a deficiency notice advising us that we have 180 calendar days to regain compliance. In order to regain compliance, our common stock would need to maintain a closing $1.00 bid price for a minimum of 10 consecutive business days.
NASDAQ has suspended its enforcement of the rules requiring a minimum $1.00 closing bid price and announced that it will not take any action to delist any security traded on The NASDAQ Global Market that fails to comply with the minimum $1.00 closing bid price requirement between October 16, 2008 and April 20, 2009. Consequently, for as long as NASDAQ’s rule suspension remains in effect, NASDAQ will not delist our stock if the closing bid price for our common stock falls below $1.00 per share during the rule suspension period.
If the closing bid price of our common stock fails to meet NASDAQ’s minimum closing bid price requirement for a period of 30 consecutive business days at any time beginning on or after April 20, 2009, or on a later date to which NASDAQ may extend its suspension of this requirement, or if we otherwise fail to meet all other applicable requirements of The NASDAQ Global Market, NASDAQ may make a determination to delist our common stock if we fail to regain compliance within a proscribed period. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.
We have incurred substantial losses in the past and may continue to incur losses in the future.
We have incurred net losses in four of the past five years and incurred a net loss of $70.0 million for the year ended December 31, 2008. As of December 31, 2008, we had an accumulated deficit of $100.5 million. There can be no guarantee that we will achieve profitability in the future. If we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase such profitability on a quarterly or annual basis.
We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. If one or more of our top merchants were to cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.
For the year ended December 31, 2008, we derived 44.7% of our total revenues from ATMs placed at the locations of our five largest merchants. For the year ended December 31, 2008, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Target, and Duane Reade. 7-Eleven, which is the single largest merchant customer in our portfolio, comprised over 30% of our total revenues for the year ended December 31, 2008. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven and these other four merchants.

The loss of any of our largest merchants or a decision by any one of them to reduce the number of our ATMs placed in their locations would result in a decline in our revenues. Furthermore, if their financial condition were to deteriorate in the future and, as a result, one of more of these merchants was required to close a significant number of their domestic store locations, our revenues would be significantly impacted. These merchants may elect not to renew their contracts when they expire. The contracts we have with our top five merchants have expiration dates of July 20, 2017; February 18, 2012; December 31, 2013; January 31, 2012; and December 31, 2014, respectively. Even if such contracts are renewed, the renewal terms may be less favorable to us than the current contracts. If any of our five largest merchants enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and gross profits.
A substantial portion of our revenues and operating profits are generated by our merchant relationship with 7- Eleven. Accordingly, if 7-Eleven’s financial condition deteriorates in the future and it is required to close some or all of its store locations, or if our ATM placement agreement with 7-Eleven expires or is terminated, our future financial results would be significantly impaired.
7-Eleven is the single largest merchant customer in our portfolio, representing approximately 30% of our total revenues for the year ended December 31, 2008. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven. If 7- Eleven’s financial condition were to deteriorate in the future and, as a result, it was required to close a significant number of its domestic store locations, our financial results would be significantly impacted. Additionally, while the underlying ATM placement agreement with 7-Eleven has an initial term of 10 years, we may not be successful in renewing such agreement with 7-Eleven upon the end of that initial term, or such renewal may occur with terms and conditions that are not as favorable to us as those contained in the current agreement. Furthermore, the ATM placement agreement executed with 7-Eleven contains certain terms and conditions that, if we fail to meet such terms and conditions, gives 7-Eleven the right to terminate the placement agreement or our exclusive right to provide certain services.
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
For example, during the fourth quarter of 2007 and the full year of 2008, our results of operations were negatively impacted by a higher percentage of downtime experienced by our ATMs in the United Kingdom as a result of certain third-party service-related issues. If such disruption of service continues, our relationships with the affected merchants could be materially negatively impacted. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third party providers, may result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements.
If we, our transaction processors, our EFT networks or other service providers experience system failures, the ATM products and services we provide could be delayed or interrupted, which would harm our business.
Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our in-house transaction processing platform, third-party transaction processors, telecommunications network systems, and other service providers. Accordingly, any significant interruptions could severely harm our business and reputation and result in a loss of revenues. Additionally, if any such interruption is caused by us, especially in those situations in which we serve as the primary transaction processor, such interruption could result in the loss of the affected merchants or damage our relationships with such merchants. Our systems and operations and those of our transaction processors and our EFT network and other service providers could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry, and computer viruses. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions.

The inaccurate settlement of funds between the various parties to our ATM transactions could harm our business and our relationships with our merchants.
As of December 31, 2008, we had transitioned approximately 26,000 of our Company- and merchant-owned ATMs from third-party processors to our own EFT transaction processing platform. If not performed properly, the processing of transactions conducted on our ATMs could result in the inaccurate settlement of funds between the various parties to those transactions and expose us to increased liability.
The armored transport business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs. To the extent we are unable to resolve the issues we have experienced with an armored courier in the United Kingdom or experience similar issues in other markets, our operating results could be adversely affected.
During 2008, we implemented our own in-house armored courier operation in the United Kingdom. We are currently providing armored services to over 250 of our ATMs in that market and expect to transition approximately 750 additional locations over to our operation during 2009. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability. While we will seek to maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A successful claim brought against us for which coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
If not done properly, the transitioning of armored transport services from third-party service providers to our own internal operations, whether in the United Kingdom or elsewhere, could lead to service interruptions, which would harm our business and our relationships with our merchants.
We have no prior experience in providing armored transport services to the ATM industry. Because this is a new business for us, there is an increased risk that our transition efforts will not be successful, thus resulting in service interruptions for our merchants. Furthermore, if not performed properly, the provisioning of armored transport services to our ATMs could result in the ATMs either running out of cash, thereby resulting in lost transactions and revenues, or having excess cash, thereby unnecessarily increasing our operating costs. Furthermore, if certain of these issues were to occur, it could damage our relationships with the affected merchants, thus negatively impacting our business, financial condition and results of operations.
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
Computer viruses could harm our business by disrupting our ATM transaction processing services, causing noncompliance with network rules and damaging our relationships with our merchant customers.
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
Interest on our outstanding indebtedness under our revolving and swing line credit facilities is based on floating interest rates, and our vault cash rental expense is based on market interest rates. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. Vault cash is the cash we use in our machines in cases where cash is not provided by the merchant. We pay rental fees on the average amount of vault cash outstanding in our ATMs under floating rate formulas based on the LIBOR to Bank of America and PDNB in the United States and ALCB in the United Kingdom, and based on the federal funds effective rate to Wells Fargo in the United States. Additionally, in Mexico, we pay a monthly rental fee to our vault cash provider under a formula based on the Mexican Interbank Rate. Although we currently hedge a significant portion of our vault cash interest rate risk related to our domestic operations through December 31, 2012, we may not be able to enter into similar arrangements for similar amounts in the future. Furthermore, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosure about Market Risk; Interest Rate Risk.
We maintain a significant amount of cash within our Company-owned ATMs, which is subject to potential loss due to theft or other events, including natural disasters.
As of December 31, 2008, there was approximately $1.0 billion in vault cash held in our domestic and international ATMs. Although legal and equitable title to such cash is held by the cash providers, any loss of such cash from our ATMs through theft or other means is typically our responsibility. While we maintain insurance to cover a significant portion of any losses that may be sustained by us as a result of such events, we are still required to fund a portion of such losses through the payment of the related deductible amounts under our insurance policies. Furthermore, any increase in the frequency and/or amounts of such thefts and losses could negatively impact our operating results as a result of higher deductible payments and increased insurance premiums. Additionally, any damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with such merchants and impair our ability to deploy additional ATMs in those locations (or new locations) with those merchants in the future. Finally, impacted merchants may request that we permanently remove ATMs from store locations that have suffered damage as a result of any ATM-related thefts, thus negatively impacting our financial results.

The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.
The ATM business is and can be expected to remain highly competitive. While our principal competition comes from national and regional financial institutions, we also compete with other independent ATM companies in the United States and the United Kingdom. Several of our competitors, namely national financial institutions, are larger, more established, and have greater financial and other resources than we do. Our competitors could prevent us from obtaining or maintaining desirable locations for our ATMs, cause us to reduce the surcharge revenue generated by transactions at our ATMs, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, additional competitors may enter the market. We can offer no assurance that we will be able to compete effectively against these current and future competitors. Increased competition could result in transaction fee reductions, reduced gross margins and loss of market share. In the United Kingdom, we face competition from several companies with operations larger than our own. Many of these competitors have financial and other resources substantially greater than our United Kingdom subsidiary.
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
We may be unable to integrate our future acquisitions in an efficient manner and inefficiencies would increase our cost of operations and reduce our profitability.
We have been an active business acquirer both in the United States and internationally, and may continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition).
The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of the two companies’ operations could have an adverse effect on our business, results of operations, financial condition or prospects.
In addition, acquired businesses may not achieve anticipated revenues, earnings or cash flows. Any shortfall in anticipated revenues, earnings or cash flows could require us to write down the carrying value of the intangible assets associated with any acquired company, which would adversely affect our reported earnings. For example, during the year ended December 31, 2008, we recorded a $50.0 million impairment charge to write down the value of the goodwill associated with our investment in Bank Machine.
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
As of December 31, 2008, approximately 14.0% of our ATMs were located in the United Kingdom and Mexico. Those ATMs contributed 11.2% of our gross profits exclusive of depreciation, accretion, and amortization for the year ended December 31, 2008. We expect to continue to expand in the United Kingdom and Mexico and potentially into other countries as opportunities arise. However, our international operations are subject to certain inherent risks, including:
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

•	unanticipated political and social instability that may be experienced in developing countries;

•	difficulties in staffing and managing foreign operations, including hiring and retaining skilled workers in those countries in which we operate; and

•	potentially adverse tax consequences, including restrictions on the repatriation of foreign earnings.
Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion. For example, during the latter half of 2008, we incurred reduced revenues from the United States dollar strengthening relative to the British pound and Mexican peso. Additionally, the recent political and social instability in Mexico resulting from an increase in drug-related violence could negatively impact the level of transactions incurred on our existing ATMs in that market, as well as our ability to successfully grow our business there.
Our proposed expansion efforts into new international markets involve unique risks and may not be successful.
We plan to expand our operations internationally with a focus on high growth emerging markets, such as those in Central and Eastern Europe, Central and South America, and Asia-Pacific. Because the off-premise ATM industry is relatively undeveloped in these emerging markets, we may not be successful in these expansion efforts. In particular, many of these markets do not currently employ or support an off-premise ATM surcharging model, meaning that we would have to rely on interchange fees as our primary source of revenues. While we have had some success in deploying non-surcharging ATMs in selected markets, such a model requires significant transaction volumes to make it economically feasible to purchase and deploy ATMs. Furthermore, most of the ATMs in these markets are owned and operated by financial institutions, thus increasing the risk that cardholders would be unwilling to utilize an off-premise ATM with an unfamiliar brand. Finally, the regulatory environments in many of these markets are evolving and unpredictable, thus increasing the risk that a particular deployment model chosen at inception may not be economically viable in the future.
We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.
With its initial roots in the banking industry, the U.S. ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the U.S. ATM industry is periodically proposed at the state and local level. To date, no such legislation has been enacted that materially adversely affects our business. In the United Kingdom, the ATM industry is largely self-regulating. Most ATMs in the United Kingdom are part of the LINK network and must operate under the network rules set forth by LINK, including complying with rules regarding required signage and screen messages. Additionally, legislation is proposed from time-to-time at the national level, though nothing to date has been enacted that materially affects our business.

Finally, the ATM industry in Mexico has been historically operated by financial institutions. Banco de Mexico supervises and regulates ATM operations of both financial institutions and non-bank ATM deployers. Although, Banco de Mexico’s regulations permit surcharge fees to be charged in ATM transactions, it has not issued specific regulations for the provision of ATM services. In addition, in order for a non-bank ATM deployer to provide ATM services in Mexico, the deployer must be affiliated with PROSA-RED or E-Global, which are credit card and debit card proprietary networks that transmit information and settle ATM transactions between their participants. As only financial institutions are allowed to be participants of PROSA-RED or E-Global, Cardtronics Mexico entered into a joint venture with Bansi, who is a member of PROSA-RED. As a financial institution, Bansi and all entities in which it participates, including Cardtronics Mexico, are regulated by the Ministry of Finance and Public Credit (“Secretaria de Hacienda y Crédito Público”) and supervised by the Banking and Securities Commission (“Comisión Nacional Bancaria y de Valores”). Additionally, Cardtronics Mexico is subject to the provisions of the Ley del Banco de Mexico (Law of Banco de Mexico), the Ley de Instituciones de Crédito (Mexican Banking Law), and the Ley para la Transparencia y Ordenamiento de los Servicios Financieros (Law for the Transparency and Organization of Financial Services).
We will continue to monitor all such legislation and attempt, to the extent possible, to prevent the passage of such laws that we believe are needlessly burdensome or unnecessary. If regulatory legislation is passed in any of the jurisdictions in which we operate, we could be required to make substantial expenditures which would reduce our net income.
The passing of legislation banning or limiting surcharge fees would severely impact our revenues.
Despite the nationwide acceptance of surcharge fees at ATMs in the United States since their introduction in 1996, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. However, those efforts may resurface and, should the federal courts abandon their adherence to the federal preemption doctrine, those efforts could receive more favorable consideration than in the past. Any successful legislation banning or limiting surcharge fees could result in a substantial loss of revenues and significantly curtail our ability to continue our operations as currently configured.
In the United Kingdom, the Treasury Select Committee of the House of Commons published a report regarding surcharges in the ATM industry in March 2005. This committee was formed to investigate public concerns regarding the ATM industry, including (1) adequacy of disclosure to ATM customers regarding surcharges, (2) whether ATM providers should be required to provide free services in low-income areas and (3) whether to limit the level of surcharges. While the committee made numerous recommendations to Parliament regarding the ATM industry, including that ATMs should be subject to the Banking Code (a voluntary code of practice adopted by all financial institutions in the United Kingdom), the United Kingdom government did not accept the committee’s recommendations. Despite the rejection of the committee’s recommendations, the United Kingdom government did sponsor an ATM task force to look at social exclusion in relation to ATM services. As a result of the task force’s findings, approximately 600 additional free-to-use ATMs (to be provided by multiple ATM providers) were required to be installed in low income areas throughout the United Kingdom While this is less than a 2% increase in free-to-use ATMs throughout the United Kingdom, there is no certainty that other similar proposals will not be made and accepted in the future. If the legislature or another body with regulatory authority in the United Kingdom were to impose limits on the level of surcharges for ATM transactions, our revenue from operations in the United Kingdom would be negatively impacted.
In Mexico, surcharging for off-premise ATMs was legalized in late 2003, but was not formally implemented until July 2005. As such, the charging of fees to consumers to utilize off-premise ATMs is a relatively new event in Mexico. Accordingly, it is too soon to predict whether public concerns over surcharging will surface in Mexico. However, if such concerns were to be raised, and if the applicable legislative or regulatory bodies in Mexico decided to impose limits on the level of surcharges for ATM transactions, our revenue from operations in Mexico would be negatively impacted.
The passing of legislation requiring modifications to be made to ATMs could severely impact our cash flows.
Under a current ruling of the U.S. District Court, it was determined that the United States’ currencies (as currently designed) violate the Rehabilitation Act, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. Under the ruling, the U.S. Treasury Department has been ordered to develop ways in which to differentiate paper currency such that an individual who is visually-impaired would be able to distinguish between the different denominations. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, participants in the ATM industry (including us) could be forced to incur costs to upgrade current machines’ hardware and software components (depending on the nature of the modifications proposed by the U.S. Treasury Department).

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
We have previously identified material weaknesses in our internal control over financial reporting.
Section 404 of the Sarbanes-Oxley Act of 2002, and the SEC rules with respect thereto, require management of public companies to assess the effectiveness of their internal control over financial reporting annually and to include in their Annual Reports on Form 10-K a management report on that assessment. To that end, our management assessment as of December 31, 2008 has been reflected in Part II, Item 9A. Controls and Procedures of this 2008 Form 10-K. Additionally, we are required to include an attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Under Section 404 and the SEC’s rules, a company cannot find that its internal control over financial reporting is effective if any “material weaknesses” exist in its controls over financial reporting. A “material weakness” is a control deficiency, or combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.
For the year ended December 31, 2007, we identified certain material weaknesses in our internal control over financial reporting. During 2008, we took appropriate actions to remediate the identified material weaknesses and improve the effectiveness of our internal control over financial reporting. Additional information regarding our remedial actions and our conclusions with respect thereto can be found in Part II, Item 9A. Controls and Procedures of this 2008 Form 10-K. As a result, we believe that our internal control over financial reporting was effective as of December 31, 2008.
Despite the above, we cannot assure you that we will be able to continue to maintain effective internal control over financial reporting in future periods, as changing conditions in our operating environment and/or inadequate responses on our part to those changing conditions could lead to material weakness disclosures in future periods. Any failure in the effectiveness of our internal control over financial reporting, if it results in misstatements in our financial statements, could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, and thus could negatively impact investor perceptions.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located at 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, and our telephone number is (832) 308-4000. We lease approximately 52,500 square feet of space under our Houston headquarters office lease. In addition, we are still under contract until February 2010 to lease approximately 41,000 square feet of office and warehouse space in buildings close to our principal offices that previously served as our headquarters. Furthermore, we lease approximately 25,500 square feet in Frisco, Texas, where we manage our EFT transaction processing operations, and approximately 2,500 square feet of office space in Bethesda, Maryland, where we manage our Allpoint surcharge-free network operations.
In addition to our domestic office space, we lease approximately 6,200 square feet of office space in Hatfield, Hertfordshire, England and approximately 2,400 square feet of office space in Mexico City, Mexico. We also lease 7,125 square feet of space outside of London, England, which we utilize as our Green Team armored operations’ cash deport facility. Our facilities are leased pursuant to operating leases for various terms. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal and regulatory proceedings and settlements, see Part II, Item 8. Financial Statements and Supplementary Data, Note 15, Commitments and Contingencies — Legal and Other Regulatory Matters.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
In December 2007, we completed the initial public offering of our common stock, and our common stock now trades on The Nasdaq Global Market under the symbol “CATM.” Prior to such time, our common stock was privately held. As of March 6, 2009, there were 106 shareholders of record of our common stock.
Quarterly Stock Prices. The following table reflects the quarterly high and low sales prices for our common stock as reported on the Nasdaq Stock Market:

	High	Low
2008
Fourth Quarter	$8.16	$0.47
Third Quarter	9.48	3.37
Second Quarter	10.44	5.88
First Quarter	10.30	6.60

2007
Fourth Quarter	$10.40	$8.33
Dividend Information. We have not historically paid, nor do we anticipate paying, dividends with respect to our common stock. For information on restrictions regarding our ability to pay dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities — Revolving credit facility and Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt.
Stock Performance Graph. Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.
Equity Compensation Plans. Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.
Uses of Proceeds from Initial Public Offering. In connection with our initial public offering completed on December 14, 2007, registration number 333-145929, we issued 12,000,000 shares of common stock, par value $0.0001, to the public for approximately $110.1 million, net of issuance costs and expenses. Total common shares outstanding immediately after the offering were 38,566,207 after taking into account the conversion of all Series B redeemable convertible preferred stock into common shares and a 7.9485:1 stock split that occurred in conjunction with the offering. We used the net proceeds from the offering to pay down debt previously outstanding under our revolving credit facility (see Part II, Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt).
Recent Sales of Unregistered Securities. During the past three years, we have issued unregistered securities to the persons described below. None of these transactions involved any underwriters or any public offerings, and we believe that each of these transactions was exempt from registration requirements pursuant to Section 3(a)(9) or Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder or Rule 701 of the Securities Act of 1933 pursuant to compensatory benefit plans and contracts related to compensation as provided under Rule 701. The recipients of the securities in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions.
During the fiscal year ended December 31, 2007, we issued 31,293 shares of our common stock to Ronald D. Coben in January 2007 upon the exercise of options held by Mr. Coben for an aggregate price of $46,181. During the fiscal year ended December 31, 2006, we issued 37,382 shares of common stock to Sandra Menjivar upon the exercise of options held by Ms. Menjivar for an aggregate price of $188.12.

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

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share information and numbers of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$493,014	$378,298	$293,605	$268,965	$192,915
(Loss) income from operations (1)	(31,547)	9,919	20,067	19,721	14,844
Net (loss) income (1)	(70,037)	(27,090)	(531)	(2,418)	5,805
Net (loss) income available to common stockholders (1) (2)	(70,037)	(63,362)	(796)	(3,813)	3,493
Per Share Data:
Basic net (loss) income per common share	$(1.81)	$(4.11)	$(0.06)	$(0.27)	$0.20
Diluted net (loss) income per common share	(1.81)	(4.11)	(0.06)	(0.27)	0.19
Basic weighted average shares outstanding	38,800,782	15,423,744	13,904,505	14,040,353	17,795,073
Diluted weighted average shares outstanding	38,800,782	15,423,744	13,904,505	14,040,353	18,855,425
Consolidated Balance Sheets Data:
Total cash and cash equivalents	$3,424	$13,439	$2,718	$1,699	$1,412
Total assets	482,227	591,285	367,756	343,751	197,667
Total long-term debt and capital lease obligations, including current portion	347,181	310,744	252,895	247,624	128,541
Preferred stock	—	—	76,594	76,329	23,634
Total stockholders’ (deficit) equity	(18,975)	107,111	(37,168)	(49,084)	(340)
Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$17,232	$55,462	$25,446	$33,227	$20,466
Cash flows from investing activities	(61,490)	(202,883)	(35,973)	(139,960)	(118,926)
Cash flows from financing activities	34,507	158,155	11,192	107,214	94,318
Operating Data (Unaudited):
Total number of ATMs (at period end)	32,950	32,319	25,259	26,208	24,581
Total transactions	354,391	247,270	172,808	156,851	111,577
Total withdrawal transactions	228,306	166,248	125,078	118,960	86,821

(1)
For the year ended December 31, 2008, amounts include a $50.0 million goodwill impairment charge associated with our United Kingdom operations. For additional information on this charge, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events — Goodwill Impairment.

(2)
For the year ended December 31, 2007, net loss available to common stockholders reflects a $36.0 million one-time, non-cash charge associated with the conversion of our Series B redeemable convertible preferred stock into shares of common stock in conjunction with our initial public offering in December 2007. For the years ended December 31, 2007, 2006, and 2005, the net loss available to common stockholders reflects the accretion of issuance costs associated with the Series B redeemable convertible preferred stock. For the years ended December 31, 2005 and 2004, net (loss) income available to common stockholders reflects non-cash dividends on our Series A preferred stock, which was redeemed in February 2005 in conjunction with the issuance of our Series B redeemable convertible preferred stock.

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
Our discussion and analysis includes the following:
•	Economic and Strategic Outlook

•	Overview of Business

•	Developing Trends in the ATM Industry

•	Recent Events

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements Issued but Not Yet Adopted

•	Commitments and Contingencies
Certain unaudited pro forma financial and operational information has been presented herein as if the 7-Eleven ATM Transaction, which was consummated in July 2007, occurred on January 1, 2006. Such unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of what our actual financial or operational results would have been had the 7-Eleven ATM Transaction been consummated on such date. Such unaudited pro forma information should be read in conjunction with our historical audited financial statements, and accompanying notes thereto, included in Item 8. Financial Statements and Supplementary Data.
Economic and Strategic Outlook
Over the past several years, we have made significant capital investments, including (1) our acquisition of our United Kingdom operations in 2005, (2) our expansion into Mexico in 2006, (3) our acquisition of the ATM and advanced-functionality kiosk business of 7-Eleven, Inc. (“7-Eleven”) in 2007, and (4) the launch of our in-house EFT transaction processing platform. Additionally, during this same period of time, we continued to deploy ATMs in high-traffic locations under our contracts with large, well-known retailers, which has led to the development of relationships with large financial institutions through bank branding opportunities and enhanced the value of our wholly-owned surcharge-free network, Allpoint. While we describe certain adverse developments below, it remains unclear what impact the current and continuing adverse general economic conditions will ultimately have on us. We believe that as a result of past strategic actions and what we believe to be the relatively conservative use of capital during this time, the current economic downturn may be mitigated by the following characteristics of our business:
Stable earnings and consistent cash flows. The investments made and the relationships built over the last several years have provided us with an operating platform that we believe will allow us to generate relatively stable cash flows without having to expend significant amounts of new capital. As a result, our 2009 capital expenditures are expected to be substantially lower than 2007 and 2008 levels, which in turn should lead to the generation of higher net cash flows (cash flows from operating activities less capital expenditures) in 2009.

Strong liquidity position. We believe that we have a sufficient amount of liquidity to meet our anticipated operating needs for the foreseeable future. Our $175.0 million revolving credit facility does not expire until May 2012 and is led by a syndicate of banks, which we believe to be comparatively well-positioned to weather current overall capital constraints. As of December 31, 2008, we had $43.5 million of debt outstanding under our credit facility and $9.2 million in letters of credit posted under the facility, leaving us $122.3 million in available, committed funding. Furthermore, our remaining indebtedness, absent $1.0 million of capital leases in the United States and $6.1 million of equipment loans in Mexico, consists of $300.0 million in senior subordinated notes. These fixed-rate notes, which mature in August 2013, contain no maintenance covenants and only limited incurrence covenants and require only semi-annual interest payments prior to their maturity date. Absent any acquisitions, we expect to generate higher net cash flow amounts during 2009 as a result of the expected decrease in our capital spending plan. Accordingly, we currently expect to utilize the excess cash flows to fund a $10.0 million share repurchase program approved by our Board of Directors in February 2009, and to pay down a portion of our outstanding borrowings under our revolving credit facility.
Product diversification. Over the past few years, we have consciously worked to diversify our product and service offerings beyond the traditional ATM surcharging model, which should provide for future growth opportunities that we do not expect to require significant amounts of new capital. Examples of these growth opportunities include (1) adding more third parties to our ATM transaction processing platform, similar to the arrangement we currently have in place to process transactions for roughly 1,400 third-party owned and operated ATMs located within a convenience store chain in the United States; (2) continued expansion and improvement in the types of services that we currently offer on our advanced-functionality ATMs located in 7-Eleven convenience stores across the United States; and (3) continued growth in our branding and surcharge-free offerings.
Although we believe that the characteristics described above should benefit us given current market conditions, we do expect the current issues that are negatively impacting the economy and many of the nation’s largest banks to have an adverse impact on our ongoing operations. For example, the continued turmoil seen in the global credit markets may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new bank branding partners, and the underlying economics of any new branding arrangements may not be consistent with our current branding arrangements. Additionally, it appears that the decision-making process on new bank branding arrangements has slowed considerably with potential branding partners, which we believe is directly attributable to the current economic and financial crisis facing financial institutions around the world. If this trend continues, it will have an adverse impact on our ability to enter into new bank branding arrangements.
Finally, we are closely monitoring our ATM operations to determine if the downturn in consumer spending will have a negative impact on the current ATM transaction trends that we have seen recently in each of our key markets. See Recent Events — Per-ATM Revenue Trends below. While it is still too early to detect any discernable trends in this regard, we do not currently expect (based on past experience) to see a significant drop-off in the level of transactions conducted on our ATMs as a result of the economic downturn. Regardless, we have taken certain actions to ensure that we are operating each of our businesses as efficiently as possible in light of current deteriorating economic conditions. These actions included, but were not limited to, an 8% reduction in headcount of our United States and United Kingdom operations during the fourth quarter of 2008, significantly reduced capital spending in 2009 (absent any acquisitions), and tighter cost controls in all areas of our business. With respect to the headcount reductions, we recorded a pre-tax charge of approximately $0.3 million during the fourth quarter of 2008 in connection with severance payments made to the impacted employees and anticipate that our headcount reductions and other cost reduction efforts will allow us to save between $4.5 million and $5.0 million on an annual basis.
While we are continuing to monitor current economic conditions and cannot at this point accurately predict their impact, as a result of the factors discussed above, we currently believe that our revenues in 2009 will decrease slightly when compared to 2008 (excluding the effects of negative year-over-year foreign currency translation adjustments). However, we currently expect that this anticipated reduction in revenues will be mitigated, at least in part, by the cost reduction measures that we recently put in place as well as anticipated lower interest rates in each of our key markets. Please be advised that all of our statements included under the header — Economic and Strategic Outlook constitute forward-looking statements and may or may not ultimately prove to be accurate.

Overview of Business
As of December 31, 2008, we operated a network of 32,950 ATMs throughout the United States, the United Kingdom, and Mexico. Our extensive ATM network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally-known merchants pursuant to which we operate ATMs in their locations. We deploy ATMs under two distinct arrangements with our merchant partners: Company-owned and merchant-owned arrangements.
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
Typically, we deploy ATMs under Company-owned arrangements for our national and regional merchant customers. Such customers include 7-Eleven, Chevron, Costco, CVS/Pharmacy, Duane Reade, ExxonMobil, Hess Corporation, Rite Aid, Safeway, Sunoco, Target Corporation, and Walgreens in the United States; Alfred Jones, Martin McColl, McDonalds, The Noble Organisation, Odeon Cinemas, Punch Taverns, Spar, Tates, Vue Cinemas, and Welcome Break in the United Kingdom; and OXXO in Mexico. Because Company-owned locations are controlled by us (i.e., we control the uptime of the machines), are usually located in major national chains, and are thus more likely candidates for additional sources of revenue such as bank branding, they generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of December 31, 2008, we operated 22,215 ATMs under Company-owned arrangements.
Merchant-owned Arrangements. Under a merchant-owned arrangement, a merchant owns the ATM and is responsible for its first-line maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services, second-line maintenance, 24-hour per day monitoring and customer service, and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with our smaller, independent merchant customers. In situations where a merchant purchases an ATM from us, the merchant normally retains responsibility for providing cash for the ATM. Because the merchant bears more of the costs associated with operating ATMs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a Company-owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and/or second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of December 31, 2008, we operated 10,735 ATMs under merchant-owned arrangements.
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
Electronic Funds Transfer (“EFT”) Transaction Processing. We are in the process of converting our ATMs from various third-party transaction processing companies to our own EFT transaction processing platform, thus providing us with the ability to control the processing of transactions conducted on our network of ATMs. In addition, our in-house processing capabilities provide us with the ability to control the content of the information appearing on the screens of our ATMs, which increases the types of products and services that we are able to offer to financial institutions. For example, with the ability to control screen flow, we expect to be able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, we expect that our conversion of our ATMs to our own EFT transaction processing platform will provide us with future operational cost savings in terms of lower overall processing costs.

As our EFT transaction processing efforts are focused on controlling the flow and content of information on the ATM screen, we will continue to rely on third party service providers to handle the generic back-end connections to the EFT networks and limited fund settlement and reconciliation processes for our Company-owned accounts. As of December 31, 2008, we had converted approximately 26,000 of our Company- and merchant-owned ATMs from third party processors to our in-house transaction processing platform. We currently expect the remaining ATMs in our portfolio to be transitioned to our platform by December 31, 2009, with the exception of 3,500 traditional ATMs acquired in the 7-Eleven Transaction that will not be converted until 2010, as we have a contract with a third party to provide the transaction processing services for these machines through December 2009.
Components of Revenues, Cost of Revenues, and Expenses
Revenues
We derive our revenues primarily from providing ATM services and, to a lesser extent, from branding arrangements, surcharge-free network offerings, the provision of advanced-functionality services, and sales of ATM equipment. We classify revenues into two primary categories: ATM operating revenues and ATM product sales and other revenues.
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
In addition to our Allpoint and MasterCard networks, the ATMs that we operate in 7-Eleven stores participate in the CO-OP network, the nation’s largest surcharge-free network devoted exclusively to credit unions. Additionally, the advanced-functionality machines located in 7-Eleven stores are under an arrangement with Financial Services Centers Cooperative, Inc. (“FSCC”), a cooperative service organization that provides shared branching services for credit unions, to provide virtual branching services through the machines for members of the FSCC network.
In addition, we also earn ATM operating revenues from the provision of more sophisticated financial services at over 2,200 advanced-functionality financial self-service ATMs that, in addition to standard ATM services, offer check cashing, money transfer, remote deposit capture, and bill payment services.

The following table sets forth, on a historical and pro forma basis, information on our surcharge, interchange, branding and surcharge-free networks fees, and other ATM operating revenues per cash withdrawal transaction for the periods indicated. The pro forma information presented below assumes the 7-Eleven ATM Transaction occurred effective January 1, 2006.

				Pro Forma	Pro Forma
	2008	2007	2006	2007	2006
Per cash withdrawal transaction (1):
Surcharge revenue (2)	$1.17	$1.36	$1.52	$1.31	$1.39
Interchange revenue (3)	0.62	0.59	0.55	0.59	0.57
Branding and surcharge-free network revenue (4)	0.25	0.21	0.13	0.21	0.18
Other revenue (5)	0.04	0.04	0.05	0.07	0.17

Total ATM operating revenues (6)	$2.08	$2.20	$2.25	$2.18	$2.31

(1)	Amounts calculated based on total cash withdrawal transactions, including surcharge cash withdrawal transactions and surcharge-free cash withdrawal transactions.

(2)
Excluding surcharge-free cash withdrawal transactions, per transaction amounts would have been $1.88, 1.88, and $1.80 for the years ended December 31, 2008, 2007, and 2006, respectively, and $1.86 and $1.76 for the pro forma years ended December 31, 2007 and 2006, respectively.

(3)	Amounts calculated based on total interchange revenues earned on all ATM transaction types, including cash withdrawals, balance inquiries, transfers, and surcharge-free transactions.

(4)	Amounts include all bank branding and surcharge-free network revenues, the majority of which are not earned on a per-transaction basis.

(5)
Amounts include other miscellaneous ATM operating revenues, including revenues from our advanced-functionality services. The pro forma results for the year ended December 31, 2006 include approximately $18.0 million of placement fee revenues from third-party services providers associated with the provision of certain advanced-functionality services. Such fees were recognized as revenues over the underlying contractual period and are not expected to recur at such a level in future periods.

(6)
The decline in total ATM operating revenues per cash withdrawal transaction seen over the past three years is primarily attributable to an increase in the percentage of surcharge-free cash withdrawal transactions conducted on our network. However, there has also been a corresponding decline in the cost of ATM operating revenues per cash withdrawal transaction.

The following table presents, on a historical and pro forma basis, the components of our total ATM operating revenues for the years indicated:

				Pro Forma	Pro Forma
	2008	2007	2006	2007	2006
Surcharge revenue	56.0%	61.7%	67.5%	59.8%	60.2%
Interchange revenue	29.6	26.7	24.5	27.2	24.6
Branding and surcharge-free network revenue	12.2	9.7	6.0	9.7	7.7
Other ATM operating revenue (1)	2.2	1.9	2.0	3.3	7.5

Total ATM operating revenues	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The pro forma results for the year ended December 31, 2006 include the $18.0 million of placement fee revenues, referenced above, which are not expected to recur at such a level in future periods.
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

Cost of Revenues
Our cost of revenues primarily consists of those costs directly associated with transactions completed on our ATM network. These costs include merchant fees, processing fees, cost of cash, communications expense, repairs and maintenance expense, and direct operations expense. To a lesser extent, cost of revenues also includes those costs associated with the sales of ATMs. The following is a description of our primary cost categories:
Merchant Fees. We pay our merchants a fee that depends on a variety of factors, including the type of arrangement under which the ATM is placed and the number of transactions at that ATM. For the year ended December 31, 2008, merchant fees represented 34.6% of our ATM operating revenues.
Processing Fees. Although we are in the process of transitioning our Company-owned and merchant-owned ATMs onto our EFT transaction processing platform, we continue to pay fees to third-party vendors for processing transactions originated at ATMs in our network that have not been transitioned to our platform. These vendors, which include Elan Financial Services and Fiserv in the United States, LINK in the United Kingdom, and PROSA-RED in Mexico, communicate with the cardholder’s financial institution through EFT networks to gain transaction authorization and to settle transactions. As we have converted most of our domestic ATMs over to our EFT transaction processing platform, we expect to see a slight reduction in our overall processing costs on a go-forward basis. However, approximately 3,500 traditional ATMs acquired in the 7-Eleven Transaction will not be converted over to our in-house processing platform until 2010, as we have a contract with a third party to provide the transaction processing services for these machines through December 2009.
Cost of Cash. Cost of cash includes all costs associated with the provision of cash for our ATMs, including fees for the use of cash, armored courier services, insurance, cash reconciliation, associated wire fees, and other costs. As the fees we pay under our contracts with our vault cash providers are based on market rates of interest, changes in interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate swaps on varying amounts of our current and anticipated outstanding domestic ATM cash balances through 2012. For the year ended December 31, 2008, cost of cash represented 19.8% of our ATM operating revenues.
Communications. Under our Company-owned arrangements, we are responsible for expenses associated with providing telecommunications capabilities to the ATMs, allowing the ATMs to connect with the applicable EFT network.
Repairs and Maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the ATM. We typically use third parties with national operations to provide these services. Our primary maintenance vendors are Diebold, NCR, and Pendum. For the year ended December 31, 2008, repairs and maintenance expense represented 7.8% of our ATM operating revenues.
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
We define variable costs as those incurred on a per transaction basis. Processing fees and the majority of merchant fees fall under this category. Processing fees and merchant fees accounted for 48.5% of our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization related to ATMs and ATM-related assets) for the year ended December 31, 2008. Therefore, we estimate that 51.5% of our cost of ATM operating revenues is generally fixed in nature, meaning that any significant decrease in transaction volumes would lead to a decrease in the profitability of our ATM service operations, unless there were an offsetting increase in per-transaction revenues or decrease in our fixed costs. Conversely, as a majority of our operating costs are fixed in nature, a significant increase in transaction volumes would lead to an increase in the profitability of our ATM service operations. We currently exclude depreciation, accretion, and amortization from ATMs and ATM-related assets from our cost of ATM revenues. However, the inclusion of such costs would have increased the percentage of our cost of ATM operating revenues that we consider fixed in nature by approximately 6.2% for the year ended December 31, 2008.
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
•
United Kingdom. The U.K. is the largest ATM market in Europe. Until the late 1990s, most U.K. ATMs were installed at bank and building society branches. Non-bank operators began to deploy ATMs in the United Kingdom in December 1998 when LINK (which connects the ATM networks of all U.K. ATM operators) allowed them entry into its network via arrangements between non-bank operators and U.K. financial institutions. We believe that non-bank ATM operators have benefited in recent years from customer demand for more conveniently located cash machines, the emergence of internet banking with no established point of presence, and the closure of bank branches due to consolidation. According to LINK, a total of approximately 64,000 ATMs were deployed in the United Kingdom as of December 2008, of which approximately 26,000 were operated by non-banks. This has grown from approximately 36,700 total ATMs in the U.K. in 2001, with less than 7,000 operated by non-banks. Similar to the U.S., electronic payment alternatives have gained popularity in the U.K. in recent years. However, cash is still the primary payment method preferred by consumers, representing nearly two-thirds of total transaction spending according to the APACS’ U.K. Payment Statistics 2007 publication.

•
Mexico. Historically, surcharge fees were not allowed pursuant to Mexican law. However, in July 2005, the Mexican government approved a measure that now allows ATM operators to charge a fee to individuals withdrawing cash from their ATMs. As a result of the Mexican government allowing surcharging and the relatively low level of penetration of ATMs in Mexico, we believe that there will be significant growth in the number of ATMs owned in Mexico by non-banks. According to the Central Bank of Mexico, as of September 2008, Mexico had approximately 32,000 ATMs operating throughout the country, substantially all of which are owned by national and regional banks.

Growth of Advanced-Functionality Services. Approximately 75% of all ATM transactions in the United States are cash withdrawals, with the remainder representing other basic banking functions such as balance inquiries, transfers, and deposits. We believe that there are significant opportunities for a large non-bank ATM operator to provide additional advanced-functionality services to customers, such as check cashing, remote deposit capture, money transfer, and bill payment services, through self-service kiosks. These additional services would result in additional revenue streams for the Company and could ultimately result in increased profitability.
Outsourcing Services. While many banks own significant networks of ATMs that serve as extensions of their branch networks and increase the level of service offered to their customers, large ATM networks are costly to operate and typically do not provide significant revenue for banks and smaller financial institutions. As operating a network of ATMs is not a core competency for banks or other financial institutions, we believe there is an opportunity for large non-bank ATM operators with lower costs and an established operating history to contract with financial institutions to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending their customer service. Additionally, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs.

Increases in Surcharge Rates. In 2007 and 2008, several large financial institutions began increasing the surcharge rate charged to non-customers for the use of their ATMs. This increase in fees could potentially increase the amount of transactions conducted on our ATMs, as customers seek to minimize the amount of transaction fees paid by using ATMs that charge lower rates (such as ours). Alternatively, this increase by other institutions could provide us with the opportunity to increase the surcharge rates charged on our ATMs in selected markets and make our surcharge-free offerings more attractive to consumers and other financial institutions.
Recent Events
Per-ATM Revenue Trends. For the year ended December 31, 2008, our per-ATM operating revenues per month in the United States totaled $1,133, which represents an increase of over 17.5% when compared to the $963 earned per ATM per month during the previous year. Such increase was due in large part to 7-Eleven ATM Transaction in July 2007. For the quarter ended December 31, 2008, the year-over-year increase totaled approximately 2%. Historically, we have been successful in maintaining or increasing the level of monthly operating revenues per ATM in the United States through a variety of means, including (i) increasing the number of higher transacting ATM locations in our portfolio through a combination of internal growth and third-party acquisitions, (ii) increasing the surcharge rates charged to consumers for selected ATMs in our network, and (iii) bringing on additional sources of revenue per ATM, primarily through our bank branding and surcharge-free network programs. However, because of the recent deterioration seen in the global economy, our per-ATM transaction revenues may decrease in the future. For example, as a result of the financial crisis affecting many of the nation’s large financial institutions, the decision-making process on new bank branding arrangements appears to have slowed considerably. As a result, any decline in the number of transactions conducted on our ATMs, coupled with little or no growth in the level of bank branding revenues earned per ATM, could result in lower domestic operating revenues per ATM per month in the future.
In the United Kingdom, our per-ATM operating revenues per month totaled £1,377 during the year ended December 31, 2008, which represents a decline of approximately 10% when compared to the £1,532 earned per ATM per month during 2007. While total withdrawal transactions per ATM per month increased nearly 8% in 2008 when compared to 2007, the number of pay-to-use withdrawal transactions per ATM per month declined while the number of free-to-use withdrawal tranactions increased. While the net effect of this shift in withdrawal transactions on the total number of withdrawal transactions per ATM was negligible, the impact on transaction revenues per ATM was negative due to the fact that we earn more revenue per pay-to-use withdrawal transaction. We believe that this trend is due to a number of factors, including, but not limited to, (i) service-related issues associated with one of our third-party armored cash providers that resulted in a higher percentage of downtime at our ATMs during 2008, (ii) the overall economic downturn experienced in the United Kingdom, (iii) the installation of over 300 new ATMs in that market during 2008, the transaction counts for which had not yet ramped up to mature levels, and (iv) the recent installation of more free-to-use ATMs in that market. These factors, coupled with additional regulatory changes, including requirements to place more prominent fee notifications on pay-to-use ATMs, appear to have caused a shift in consumer behavior, which has resulted in a decline in the number of pay-to-use withdrawal transactions being conducted on our ATMs in that market. We are unable to predict whether this negative transaction revenue trend will continue in the future, and if so, whether it will accelerate further based on the factors outlined above. If this trend continues or accelerates further, our future revenues and related profits will be negatively impacted.
Goodwill Impairment. We evaluate goodwill for impairment on an annual basis using the two-step process, as prescribed in Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. The first step, used to identify potential impairment, requires us to compare each reporting unit’s fair value to its carrying value, including goodwill. In our annual impairment testing for 2008 (conducted as of December 31, 2008), the carrying value of our United Kingdom reporting unit exceeded the fair value for that reporting unit, indicating that the goodwill associated with this reporting unit was impaired. As a result, we were required to perform step 2 of the impairment process, under which we were required to calculate an implied fair value of goodwill for our United Kingdom reporting unit utilizing the same techniques as those used to determine the amount of goodwill recognized in a business combination. This was done by determining the excess of the fair value of the reporting unit over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired. Our step 2 analysis indicated that the book value of the goodwill associated with our United Kingdom reporting unit exceeded the implied fair value of the goodwill (i.e., the amount of goodwill that would be assigned to the reporting unit based on our hypothetical business combination purchase price allocation). As a result, we recorded a $50.0 million non-cash impairment charge during the quarter ended December 31, 2008, to reduce the carrying value of the goodwill balance associated with our United Kingdom operations. This charge has been reflected as a separate line item in our accompanying Consolidated Statements of Operations. The impairment was primarily driven by continued lower than expected results from that portion of our business, coupled with adverse market conditions. The $50.0 million charge represented approximately 80% of the total goodwill balance associated with that reporting unit and approximately 23.5% of the pre-impaired consolidated goodwill balance as of December 31, 2008. For additional information on this impairment charge, see Item 8. Financial Statements and Supplementary Data, Note 1(j), Impairments of Long-Lived Assets and Goodwill.
Valuation Allowances. During the years ended December 31, 2008 and 2007, we increased our income tax valuation allowances by $11.3 million and $17.7 million, respectively, and are now fully reserving for all net deferred tax asset balances in all of our operating segments due to the uncertain future utilization of such assets. Additionally, we do not expect to record any income tax benefits in our financial statements for any of our operating segments until it is more likely than not that such benefits will be utilized.
Foreign Currency Exchange Rates. The strengthening of the United States dollar relative to the British pound and Mexican peso negatively impacted our results during 2008 in terms of translating those foreign earnings into United States dollars. We expect that our financial results will continue to be negatively impacted during 2009 as the British pound has continued to weaken relative to the United States dollar. Despite the negative impact on our revenues and gross profits, we do not expect this trend to have a negative impact on our cash flows as we do not currently rely on cash generated in our United Kingdom and Mexico markets to fund our domestic operating needs. Additionally, given the fact that we continue to explore potential growth opportunities in the two international markets in which we currently operate, the strengthening of the United States dollar could enhance our ability to invest in those markets at favorable exchange rates.
Financing Transactions
•
Senior Subordinated Notes Exchange Offer. On July 20, 2007, we sold $100.0 million of 9.25% senior subordinated notes due 2013 — Series B (the “Series B Notes”) pursuant to Rule 144A of the Securities Act of 1933 to help fund the 7-Eleven ATM Transaction. Pursuant to the terms of the registration rights agreement entered into in conjunction with the Series B Notes offering, we were required to file a registration statement with the SEC within 240 days of the issuance of the Series B Notes with respect to an offer to exchange each of the Series B Notes for a new issue of our debt securities registered under the Securities Act with terms identical to those of the Series B Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) and use reasonable best efforts to have the exchange offer become effective as soon as reasonably practicable after filing but in any event no later than 360 days after the initial issuance date of the Series B Notes. On July 18, 2008, we completed the registration of the Series B Notes.

•
Revolving Credit Facility Modification. In February 2009, we amended our revolving credit facility to (i) authorize our repurchase of common stock up to an aggregate of $10.0 million (further discussed below); (ii) increase the amount of aggregate “Investments” (as defined in the credit facility agreement) that we may make in non wholly-owned subsidiaries from $10.0 million to $20.0 million and correspondingly increase the aggregate amount of Investments that we may make in subsidiaries that are not Loan Parties (as defined in the credit facility agreement) from $25.0 million to $35.0 million; (iii) increase the maximum amount of letters of credit that may be issued under the facility from $10.0 million to $15.0 million; and (iv) modify the amount of capital expenditures that may be incurred on a rolling 12-month basis, as measured on a quarterly basis.

•
Stock Repurchase Program. In February 2009, our Board of Directors approved a common stock repurchase program up to an aggregate of $10.0 million. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. The timing and extent of any purchases will depend on a variety of factors, such as market price, overall market and economic conditions, the level of cash generated from operations, alternative investment opportunities, and regulatory considerations. We plan to fund repurchases made under this program from available cash balances and cash generated from operations. The share repurchase program will expire on March 31, 2010, unless extended or terminated earlier by the Board of Directors.

Factors Impacting Comparability
7-Eleven ATM Transaction. In July 2007, we acquired the 7-Eleven Financial Services Business for approximately $137.3 million in cash. The acquisition included approximately 5,500 ATMs located in 7-Eleven stores throughout the United States. Additionally, in connection with the 7-Eleven ATM Transaction, we entered into a placement agreement that provides us with, subject to certain conditions, a 10-year exclusive right to operate all ATMs in 7-Eleven locations throughout the United States, including any new stores opened or acquired by 7-Eleven.
The operating results of our United States segment now include the results of the 7-Eleven Financial Services Business. Because of the significance of this acquisition, our operating results for the year ended December 31, 2008 will not be comparable to our historical results for the years ended December 31, 2007 and 2006. In particular, our revenues and gross profits will be substantially higher, but these increased revenue and gross profit amounts will initially be substantially offset by higher operating expense amounts, including higher selling, general, and administrative expenses associated with running the combined operations. In addition, depreciation, accretion, and amortization expense amounts are significantly higher as a result of the tangible and intangible assets recorded as part of the acquisition. See Item 8. Financial Statements and Supplementary Data, Note 2, Acquisitions for additional details on the 7-Eleven ATM Transaction.
Results of Operations
The following table sets forth our statement of operations information as a percentage of total revenues for the years indicated. Percentages may not add due to rounding.

	Years Ended December 31,
	2008	2007	2006
Revenues:
ATM operating revenues	96.5%	96.6%	95.7%
ATM product sales and other revenues	3.5	3.4	4.3

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	73.4	74.4	71.5
Cost of ATM product sales and other revenues	3.2	3.2	3.9

Total cost of revenues	76.6	77.5	75.4

Gross profit	23.4	22.5	24.6
Operating expenses:
Selling, general, and administrative expenses	7.9	7.8	7.4
Depreciation and accretion expense	8.0	7.1	6.3
Amortization expense (2)	3.8	5.0	4.1
Goodwill impairment charge (3)	10.1	—	—

Total operating expenses	29.8	19.8	17.8

(Loss) income from operations	(6.4)	2.6	6.8
Other expense (income):
Interest expense, net	6.7	8.2	8.5
Minority interest in subsidiary	(0.2)	(0.1)	(0.1)
Other	1.1	0.4	(1.6)

Total other expense	7.6	8.6	6.8

Loss before income taxes	(14.0)	(5.9)	—
Income tax expense	0.2	1.2	0.2

Net loss	(14.2)%	(7.2)%	(0.2)%

(1)
Excludes effects of depreciation, accretion, and amortization expense of $52.6 million, $43.1 million, and $29.2 million, for the years ended December 31, 2008, 2007, and 2006, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.6%, 11.4%, and 9.9% for the years ended December 31, 2008, 2007, and 2006, respectively.

(2)	Includes pre-tax impairment charges of $0.4 million, $5.7 million, and $2.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

(3)
Represents a $50.0 million charge to write-down the value of the goodwill associated with our United Kingdom operations. See Recent Events — Goodwill Impairment above for additional information on this charge.

Key Operating Metrics
We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the years indicated.

	2008	2007	2006
Average number of transacting ATMs:
United States: Company-owned	18,007	14,143	11,265
United States: Merchant-owned	10,681	11,632	13,016
United Kingdom	2,421	1,718	1,194
Mexico	1,747	784	303

Total average number of transacting ATMs	32,856	28,277	25,778

Total transactions (in thousands)	354,391	247,270	172,808
Total cash withdrawal transactions (in thousands)	228,306	166,248	125,078
Average monthly cash withdrawal transactions per average transacting ATM	579	490	404

Per ATM per month:
ATM operating revenues	$1,207	$1,076	$908
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (1)	918	829	678

ATM operating gross profit (1) (2)	$289	$247	$230

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	23.9%	23.0%	25.3%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	12.9%	11.2%	14.9%

(1)
Excludes effects of depreciation, accretion, and amortization expense of $52.6 million, $43.1 million, and $29.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $133, $127, and $94 for the years ended December 31, 2008, 2007, and 2006, respectively.

(2)
ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs. The revenue and expenses from ATM equipment sales and other ATM-related services are not included.

Revenues

	For the Years Ended December 31,
			% Change		% Change
	2008	2007	2007 to 2008	2006	2006 to 2007
	(In thousands, excluding percentages)
ATM operating revenues	$475,800	$365,322	30.2%	$280,985	30.0%
ATM product sales and other revenues	17,214	12,976	32.7%	12,620	2.8%

Total revenues	$493,014	$378,298	30.3%	$293,605	28.8%

Year ended December 31, 2008 compared to year ended December 31, 2007
ATM operating revenues. ATM operating revenues generated during the year ended December 31, 2008 increased $110.5 million over the year ended December 31, 2007. Below is a detail, by segment, of changes in the various components of ATM operating revenues:

	2007 to 2008 Variance
	U.S.	U.K.	Mexico	Total
		Increase (decrease)
		(In thousands)
Surcharge revenue	$33,355	$2,273	$5,111	$40,739
Interchange revenue	32,303	8,349	2,655	43,307
Branding and surcharge-free network revenue	22,481	—	(2)	22,479
Other	3,952	1	—	3,953

Total increase	$92,091	$10,623	$7,764	$110,478

United States. During the year ended December 31, 2008, our United States operations experienced a $92.1 million, or 30.9%, increase in ATM operating revenues over 2007. The majority of this increase was attributable to the 7-Eleven ATM Transaction. Specifically, our 2008 results included $41.8 million of incremental surcharge revenue, $29.7 million of incremental interchange revenue, $7.6 million of incremental branding and surcharge-free network revenue, and $4.0 million of advanced-functionality revenue generated by the acquired operations as a result of the inclusion of these operations in our results for the full year of 2008. Also contributing to the increase in ATM operating revenues were the additional branding and surcharge-free network agreements entered into during 2007, which resulted in $14.8 million in incremental bank branding and surcharge-free network fees from our pre-existing domestic operations. Finally, we also generated $4.5 million of incremental interchange revenues from our pre-existing Company-owned domestic operations in 2008 when compared to 2007, the majority of which can be attributed to the additional bank branding and surcharge-free network agreements entered into in 2007 as well as the higher number of Company-owned ATMs in 2008 compared to 2007.
The overall increase in ATM operating revenues described above was partially offset by lower surcharge and interchange revenues associated with our domestic merchant-owned operations. As a result of declines in the average number of transacting ATMs, surcharge revenues and interchange revenues generated by our merchant-owned base were $8.0 million and $1.9 million, respectively, less during 2008 than during 2007. These declines were primarily a result of the decline in the average number of transacting merchant-owned ATMs in the United States, the majority of which was attributable to attrition related to the Triple Data Encryption Standard (“Triple-DES”) mandated by the EFT networks. Specifically, rather than incurring the costs to update or replace their existing machines to be Triple-DES compliant, merchants with lower transacting ATMs decided to dispose of their ATMs. However, due to our retention efforts and the completion of the Triple-DES security upgrade process during 2008, we do not expect to see attrition rates continue at this level in the future. Additionally, surcharge revenues from our Company-owned base declined by $0.5 million during 2008, primarily as a result of a shift in revenues from surcharge-based fees to surcharge-free branding and network fees due to the additional branding and surcharge-free network arrangements entered into with financial institutions during 2007.
United Kingdom. Our United Kingdom operations further contributed to the higher ATM operating revenues during the year ended December 31, 2008, as surcharge revenues and interchange revenues increased by 4.6% and 61.4%, respectively, over 2007 due to the additional ATM deployments that occurred during 2007 and 2008. Specifically, the average number of transacting ATMs in the United Kingdom increased from 1,718 ATMs during 2007 to 2,421 ATMs during 2008. Additionally, the higher number of free-to-use ATMs also contributed to the increase in the amount of interchange revenues earned during 2008. However, the increase in revenues was lower than originally anticipated due to lower than expected surcharge transaction levels during 2008, which we believe are due to a number of factors, including (i) certain service-related issues associated with one of our third-party armored cash providers that resulted in a higher percentage of downtime at our ATMs during 2008, (ii) the overall economic downturn experienced in the United Kingdom, (iii) the recent installation of a significant number of new free-to-use ATMs in that market, and (iv) additional regulatory changes, including requirements to place more prominent fee notifications on pay-to-use ATMs.

In addition to the above factors that negatively impacted our surcharge transaction levels, and therefore our surcharge revenues, the strengthening of the United States dollar relative to the British pound also negatively impacted the revenues from our United Kingdom operations. Specifically, during 2008, the average exchange rate between the United States dollar and the British pound was 1.85 to 1.00 compared to 2.00 to 1.00 in 2007.
Mexico. Our Mexico operations contributed to the increase in ATM operating revenues during the year ended December 31, 2008 as a result of the deployment of additional ATMs during 2007 and 2008. Specifically, the average number of transacting ATMs associated with these operations increased from 784 during 2007 to 1,747 during 2008.
ATM product sales and other revenues. ATM product sales and other revenues for the year ended December 31, 2008 were slightly higher than those generated during 2007 primarily due to higher VAR program sales, which resulted from the additions of two new Associate VARs during the latter half of 2007 and one new Associate VAR in the first quarter of 2008.
Year ended December 31, 2007 compared to year ended December 31, 2006
ATM operating revenues. ATM operating revenues generated during the year ended December 31, 2007 increased $84.3 million over the year ended December 31, 2007. Below is a detail, by segment, of changes in the various components of ATM operating revenues:

	2006 to 2007 Variance
	U.S.	U.K.	Mexico	Total
	(In thousands)
Surcharge revenue	$19,813	$14,115	$1,921	$35,849
Interchange revenue	20,078	7,180	1,442	28,700
Branding and surcharge-free network revenue	18,579	—	2	18,581
Other	1,203	4	—	1,207

Total increase	$59,673	$21,299	$3,365	$84,337

United States. During the year ended December 31, 2007, our United States operations experienced a $59.7 million, or 25.1%, increase in ATM operating revenues over 2006. The majority of this increase was attributable to the 7-Eleven ATM Transaction, as the acquired 7-Eleven Financial Services Business generated $35.5 million in surcharge revenue, $22.5 million in interchange revenue, $6.9 million in bank branding and surcharge-free network fees, and $1.3 million in advanced-functionality revenue in the five and a half months during which we owned these operations. Also contributing to the increase in ATM operating revenues were the branding activities of our pre-existing domestic operations, which generated $11.7 million in incremental bank branding and surcharge-free network fees in 2007 when compared to 2006. These incremental revenues were a result of additional branding and surcharge-free network agreements entered into with financial institutions during 2006 and 2007.
The overall increase in ATM operating revenues from the acquired 7-Eleven Financial Services Business and our pre-existing domestic branding and surcharge-free network operations were partially offset by lower surcharge and interchange revenues associated with our pre-existing domestic operations. During 2007, surcharge and interchange revenues from our merchant-owned base declined $11.6 million and $2.5 million, respectively, compared to 2006, primarily as a result of the decline in the average number of transacting merchant-owned ATMs in the United States. The majority of this decline was attributable to attrition related to the Triple-DES security upgrade, discussed above. Additionally, surcharge revenues from our Company-owned base declined by $4.1 million during 2007, primarily as a result of a shift in revenues from surcharge-based fees to surcharge-free branding and network fees.
United Kingdom. Our United Kingdom operations also contributed to the higher ATM operating revenues for 2007, as the surcharge and interchange revenues earned in this segment during 2007 increased by 39.7% and 112.1%, respectively, over 2006. These incremental revenues were primarily driven by the increase in the average number of transacting ATMs in the United Kingdom, which increased from 1,194 ATMs in 2006 to 1,718 ATMs in 2007, due to additional ATM deployments. However, such incremental revenues were slightly lower than originally anticipated due to certain third-party service-related issues, discussed above, experienced by our United Kingdom operations during the fourth quarter of 2007. Finally, foreign currency exchange rates also favorably impacted the revenues from our United Kingdom operations in 2007. Of the $21.3 million increase in ATM operating revenues, $5.0 million resulted from favorable exchange rate movements in 2007 when compared to 2006.

Mexico. Our Mexico operations contributed to the increase in ATM operating revenues as a result of the increase in the average number of transacting ATMs associated with these operations, which rose from 303 during 2006 to 784 during 2007.
ATM product sales and other revenues. ATM product sales and other revenues for the year ended December 31, 2007 were slightly higher than those generated during 2006 due to higher VAR program sales, which resulted from the addition of two new Associate VARs during the latter half of 2007.
Cost of Revenues

	For the Years Ended December 31,
			% Change		% Change
	2008	2007	2007 to 2008	2006	2006 to 2007
	(In thousands, excluding percentages)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$361,902	$281,351	28.6%	$209,850	34.1%
Cost of ATM product sales and other revenues	15,625	11,942	30.8%	11,443	4.4%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$377,527	$293,293	28.7%	$221,293	32.5%

Year ended December 31, 2008 compared to year ended December 31, 2007
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the year ended December 31, 2008 increased $80.6 million over the year ended December 31, 2007. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	2007 to 2008 Variance
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$21,928	$7,907	$2,083	$31,918
Cost of cash	16,206	5,795	2,108	24,109
Repairs and maintenance	8,145	1,150	722	10,017
Direct operations	5,423	732	505	6,660
Communications	3,862	672	384	4,918
In-house processing conversion	(1,365)	—	—	(1,365)
Processing fees	64	(924)	988	128
Charges related to EMV certification	—	793	—	793
Other	860	2,477	36	3,373

Total increase	$55,123	$18,602	$6,826	$80,551

United States. During the year ended December 31, 2008, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $55.1 million over the cost incurred during 2007. This increase was primarily the result of the 7-Eleven ATM Transaction, as the operations of the acquired 7-Eleven Financial Services Business, which were included in our results for the full year of 2008 compared to only five and a half months during 2007, incurred $110.3 million of expenses during 2008 compared to $53.4 million of expenses during 2007. The incremental $56.9 million of expenses incurred by these operations during 2008 included $28.5 million of merchant fees, $13.8 million in costs of cash, $7.1 million of repairs and maintenance costs, $3.6 million in communication costs, $3.1 million of processing costs, and $0.8 million of direct operations and other costs. The $110.3 million of expenses incurred by the operations of the acquired 7-Eleven Financial Services Business during 2008 is net of $8.2 million of expense reductions related to the liabilities we recorded in connection with the acquisition to value certain unfavorable operating leases and an operating contract assumed as a part of the 7-Eleven ATM Transaction.
Our pre-existing United States operations also contributed to the higher cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization), including (1) $5.2 million of additional costs directly allocable to our pre-existing domestic operations, primarily as a result of our decision to hire additional personnel during 2007 to focus on our strategic initiatives at that time; (2) $2.4 million of higher costs of cash, primarily due to higher armored courier costs as a result of the increase in the number of Company-owned machines; and (3) $1.1 million of higher maintenance costs. Offsetting these increases in costs was a $6.6 million reduction in merchant fees associated with our pre-existing domestic operations, comprised of a $7.3 million decrease attributable to the year- over-year decline in the number of domestic merchant-owned ATMs and the related surcharge revenues that was partially offset by a $0.7 million increase in merchant fees associated with the increased number of ATMs under domestic Company-owned arrangements. Also offsetting these increases was a $3.0 million decrease in processing and other costs as a result of the conversion of a higher number of our ATMs over to our in-house EFT processing platform.

United Kingdom. During the 2008, our United Kingdom operations contributed to the increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) with those costs increasing $18.6 million over 2007. These increases were primarily due to higher merchant commissions and higher costs of cash, which resulted from the increased number of ATMs operating in the United Kingdom during 2008 compared to 2007. With respect to merchant commissions, although we saw a decline in surcharge revenues, as discussed above, we did not see a corresponding decline in merchant fees due to the fact that certain our of merchant contracts in the United Kingdom contain fixed or minimum yearly rentals. As a result, surcharge revenues in certain of these merchant locations declined without a similar decline in the related merchant fees. While we are working with a number of our merchant customers in the United Kingdom to restructure the terms and conditions of the underlying merchant contracts, we expect that this trend will continue for the foreseeable future. With respect to our cost of cash, due to the third-party armored cash service-related issues discussed above, we maintained higher cash balances in our ATMs within the United Kingdom during 2008 in an effort to minimize the amount of downtime caused by the service disruptions, thus contributing to the overall year-over-year increase in our cost of cash amounts. Finally, contributing to the increase were the costs incurred related to the establishment of our own in-house armored courier operation, which formally commenced operations during the fourth quarter of 2008. This operation began servicing approximately 100 ATMs in the southern part of the United Kingdom during the fourth quarter and we expect to add an additional 900 ATMs during 2009. While this operation is not expected to provide significant initial cost savings, we do anticipate that it will alleviate some of the previously discussed third-party armored cash service-related issues.
In addition to the above, during the year ended December 31, 2008, we incurred $1.2 million of charges associated with transactions conducted with counterfeit cards that resulted from a delay in our Europay MasterCard Visa (“EMV”) certification process. During the year ended December 31, 2007, we incurred a similar charge in the amount of $0.4 million. In the United Kingdom, the major international networks require ATM operators and merchant acquirers be certified under the EMV security standard. The EMV security standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” All of our ATMs in the United Kingdom are EMV compliant, and through the second quarter of this year, we had successfully certified our machines and network for EMV compliance with Link, the dominant network in the United Kingdom through whom we clear over 95% of our transactions, as well as one of the other two major international networks. However, during the second quarter of 2008, we experienced a significant increase in transactions conducted on our United Kingdom ATMs with counterfeit credit cards containing the brand of the network with whom we had not yet achieved EMV certification. Because we had not yet completed our EMV certification with this network at that time, we are liable for the resulting claims, which we now estimate to be $1.2 million. However, during the third quarter of 2008, we successfully achieved EMV certification with this particular network, and thus, we do not expect to incur additional charges related to this issue in the future.
Partially offsetting the above factors that resulted in an increase in the cost of ATM operating revenues incurred by our United Kingdom operations was the strengthening of the United States dollar relative to the British pound. Specifically, during 2008, the average exchange rate between the United States dollar and the British pound was 1.85 to 1.00 compared to 2.00 to 1.00 in 2007.
Mexico. Our Mexico operations contributed to the increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) as a result of the increase in the average number of transacting ATMs associated with our Mexico operations and the increased number of transactions conducted on our machines during 2008 compared to 2007.
Cost of ATM product sales and other revenue. The cost of ATM product sales and other revenues increased by $3.7 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. This 31% increase is comparable to the 33% increase in ATM product sales and other revenues during the period, the majority of which was attributable to the higher number of Associate VARs, which resulted in higher VAR program sales during 2008 compared to 2007.

Year ended December 31, 2007 compared to year ended December 31, 2006
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the year ended December 31, 2007 increased $71.5 million over the year ended December 31, 2006. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	2006 to 2007 Variance
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Cost of cash	$18,641	$6,734	$826	$26,201
Merchant commissions	12,167	6,112	1,036	19,315
Repairs and maintenance	8,140	413	450	9,003
Direct operations	3,842	2,088	106	6,036
Communications	3,627	935	108	4,670
In-house processing conversion	2,419	—	—	2,419
Processing fees	(156)	1,183	332	1,359
Other	2,145	303	50	2,498

Total increase	$50,825	$17,768	$2,908	$71,501

United States. During 2007, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $50.8 million over the cost incurred during 2006. This increase was primarily the result of the 7-Eleven ATM Transaction, as the acquired 7-Eleven Financial Services Business incurred $53.4 million of incremental expenses in the five and a half months during which we owned these operations during 2007, including $24.0 million of merchant fees, $13.7 million in costs of cash, $6.9 million of repairs and maintenance costs, $2.8 million in communication costs, $1.5 million of processing fees, and $1.5 million in additional employee-related costs directly allocable to these operations. The $53.4 million of incremental expenses generated by the operations of the acquired 7-Eleven Financial Services Business is net of $3.7 million of expense reductions related to the liabilities recorded to value certain unfavorable operating leases and an operating contract assumed as a part of the 7-Eleven ATM Transaction.
Also contributing to the increase were our pre-existing United States operations, which experienced (i) $5.0 million of higher vault cash costs when compared to the same period in 2006 as a result of the higher average per-transaction cash withdrawal amounts and higher overall vault cash balances in our bank-branded ATMs, (ii) $2.4 million in incremental costs associated with our efforts to convert our ATMs to our in-house transaction processing platform, and (iii) $2.3 million of additional employee-related costs directly allocable to our pre-existing domestic operations as a result of our decision to hire additional personnel to focus on our initiatives. Partially offsetting these increases in costs were lower merchant fees associated with our pre-existing domestic operations, which decreased $11.8 million when compared to the same period in 2006 due to the year-over-year decline in the number of domestic merchant-owned ATMs and the related surcharge revenues, and lower processing costs as a result of our conversion to our in-house processing platform.
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
Cost of ATM product sales and other revenue. The cost of ATM product sales and other revenues increased by 4.4% during the year ended December 31, 2007. This increase was primarily due to higher year-over-year costs associated with higher equipment sales under our VAR program with NCR. However, this increase was partially offset by lower costs associated with ATM sales that resulted from a decline in equipment sales to independent merchants in 2007 as compared to 2006.

Gross Profit Margin

	For the Years Ended December 31,
	2008	2007	2006
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	23.9%	23.0%	25.3%
Inclusive of depreciation, accretion, and amortization	12.9%	11.2%	14.9%
ATM product sales and other revenues gross profit margin	9.2%	8.0%	9.3%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	23.4%	22.5%	24.6%
Inclusive of depreciation, accretion, and amortization	12.8%	11.1%	14.7%
ATM operating gross profit margin
ATM operating gross profit margin, exclusive of depreciation, accretion, and amortization. Our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization earned during the year ended December 31, 2008 increased by 0.9% over the year ended December 31, 2007. The increase was primarily the result of our United States operations, which earned higher margins in 2008, primarily due to higher bank and network branding revenues and the inclusion of the acquired 7-Eleven ATM operations for the full year of 2008. However, these increases were partially offset by lower margins earned by our United Kingdom operations as a result of lower than anticipated surcharge transactions without a corresponding decline in merchant fees, as well as higher costs of cash resulting from the previously discussed third-party armored cash service related issues. We expect our future ATM operating gross profit margins will remain relatively consistent with the level achieved during 2008.
For the year ended December 31, 2007, ATM operating gross profit margin exclusive of depreciation, accretion, and amortization decreased 2.3% when compared to 2006. Such decline was primarily due to the $2.4 million in additional costs incurred in 2007 associated with our efforts to transition our domestic ATMs onto our in-house transaction processing platform. Our ATM operating gross profit margins (exclusive of depreciation, accretion, and amortization) were further impacted by $0.5 million in inventory reserves related to our Triple-DES upgrade efforts. Additionally, our 2007 ATM operating gross profit margins (exclusive of depreciation, accretion, and amortization) were negatively impacted by the significant number of ATM deployments that occurred in our United Kingdom operations during the latter half of 2007, as many of those ATMs were still in the process of achieving consistent recurring monthly transaction levels during 2007.
ATM operating gross profit margin, inclusive of depreciation, accretion, and amortization. During 2008, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased 1.7% over 2007, as the higher margins earned by our United States operations were partially offset by lower margins earned by our United Kingdom operations (discussed above). Also contributing to the increase was the fact that depreciation, accretion, and amortization associated with our ATM operations decreased as a percentage of revenues in 2008 compared to 2007. This decrease in 2008 was primarily the result of a $5.2 million intangible asset impairment charge recorded during 2007, which increased depreciation, accretion, and amortization as a percentage of revenues for 2007. For additional information on this charge, see Amortization Expense below.
During 2007, ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization) decreased 3.7% compared to 2006. Such decline was the result of transition costs associated with our in-house processing operations, inventory reserves related to our Triple-DES upgrade efforts, and the decline in margins associated with our United Kingdom operations, each of which are discussed in further detail above. Also contributing to the declines in gross margins (inclusive of depreciation, accretion, and amortization) were (i) the higher depreciation and accretion expense associated with recent ATM deployments, primarily in the United Kingdom and Mexico, which had yet to achieve the higher consistent recurring transaction levels, (ii) the incremental depreciation, accretion, and amortization expense recorded as a result of our July 2007 acquisition of the 7-Eleven Financial Services Business, and (iii) the incremental amortization expense related to certain intangible asset impairments recorded in 2007. See Depreciation and Accretion Expense and Amortization Expense below for additional discussions of the increases in depreciation and accretion expense and amortization expense, respectively.
ATM product sales and other revenues gross profit margin. ATM product sales and other revenues gross profit margin were lower in 2007 primarily due to the completion of our Triple-DES upgrade efforts. Because all ATMs operating on the domestic EFT networks were required to be Triple-DES compliant by the end of 2007 and early 2008, we saw an increase during 2007 in the number of ATM sales associated with the Triple-DES upgrade process. However, in certain circumstances, we sold the machines at little or, in some cases, negative margins in exchange for renewals of the underlying ATM operating agreements. As a result, gross margins associated with our ATM product sales and other activities were negatively impacted during 2007 and the early part of 2008.

Selling, General, and Administrative Expenses

	For the Years Ended December 31,
			% Change		% Change
	2008	2007	2007 to 2008	2006	2006 to 2007
	(In thousands, excluding percentages)
Selling, general, and administrative expenses, excluding stock-based compensation	$36,173	$28,394	27.4%	$20,839	36.3%
Stock-based compensation expense	2,895	963	200.6%	828	16.3%

Total selling, general, and administrative expenses	$39,068	$29,357	33.1%	$21,667	35.5%

Percentage of revenues:
Selling, general, and administrative expenses, excluding stock-based compensation	7.3%	7.5%		7.1%
Stock-based compensation expense	0.6%	0.3%		0.3%
Total selling, general, and administrative expenses	7.9%	7.8%		7.4%
Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the year ended December 31, 2008, SG&A expenses, excluding stock-based compensation, increased $7.8 million compared to 2007. This increase was primarily attributable to our United States operations, which experienced an increase in SG&A expenses of $7.8 million, or 34.6%, primarily due to incremental employee-related costs totaling $3.1 million. The costs were primarily associated with the sales and marketing side of our business and the employees assumed in connection with the 7-Eleven ATM Transaction as well as $2.0 million of incremental costs associated with accounting and professional services, the majority of which were associated with our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) compliance efforts, and $0.8 million of acquisition costs that we wrote-off as a result of our decision not to pursue selected international acquisitions.
While our SG&A expenses are expected to decrease on an absolute basis in 2009 as a result of certain cost cutting initiatives, we expect that such costs will increase as a percentage of our total revenues in 2009 as a result of projected declines in revenues due to less favorable foreign currency exchange rates.
For the year ended December 31, 2007, SG&A expenses, excluding stock-based compensation, increased $7.6 million over 2006. This increase was primarily attributable to our United States operations, which experienced an increase of $5.6 million, or 33.0%, in 2007 when compared to the same period in 2006, primarily as a result of (i) a $3.0 million increase in employee-related costs, primarily on the sales and marketing side of our business and the employees assumed in connection with the 7-Eleven ATM Transaction, (ii) a $1.4 million increase in professional fees associated with our Sarbanes-Oxley compliance efforts, and (iii) $0.7 million in increased legal costs associated with our National Federation of the Blind and CGI, Inc. litigation settlements. Additionally, our United Kingdom and Mexico operations had higher SG&A expenses during 2007, primarily due to additional employee-related costs to support growth of these segments’ operations and, in the case of our United Kingdom operations, changes in foreign currency exchange rates, which contributed approximately $0.4 million of this segment’s total $1.3 million increase in SG&A expense, excluding stock-based compensation, over 2006.
Stock-based compensation. The increase in stock-based compensation during the year ended December 31, 2008 was due to the issuance of additional shares of restricted stock and stock options during the period. For additional details on these stock and option grants, see Item 8. Financial Statements and Supplementary Data, Note 3, Stock-Based Compensation. Stock-based compensation expense for the year ended December 31, 2007 was slightly higher than for the year ended December 31, 2006 as a result of the additional option awards that were granted during 2007.

Depreciation and Accretion Expense

	For the Years Ended December 31,
			% Change		% Change
	2008	2007	2007 to 2008	2006	2006 to 2007
	(In thousands, excluding percentages)
Depreciation expense	$37,778	$25,737	46.8%	$18,323	40.5%
Accretion expense	1,636	1,122	45.8%	272	312.5%

Depreciation and accretion expense	$39,414	$26,859	46.7%	$18,595	44.4%

Percentage of Revenues:
Depreciation expense	7.7%	6.8%		6.2%
Accretion expense	0.3%	0.3%		0.1%
Total depreciation and accretion expense	8.0%	7.1%		6.3%
Depreciation expense. The increase in depreciation expense during the year ended December 31, 2008 was primarily due to the higher number of machines deployed under Company-owned arrangements compared to 2007. Specifically, during 2008, our domestic operations recognized $6.9 million of higher depreciation and our international operations recognized $5.1 million of additional depreciation. $3.8 million of the incremental depreciation related to our domestic operations was the result of the inclusion of the operations acquired in the 7-Eleven ATM Transaction for a full year in 2008.
For the year ended December 31, 2007, the increase in depreciation expense was primarily attributable to our United States operations, which recognized an additional $4.1 million of depreciation during 2007, $2.8 million of which related to the assets acquired in the 7-Eleven ATM Transaction. Included within the $2.8 million is the amortization of assets associated with the capital leases assumed in the acquisition. Also contributing to the year-over-year increase was our United Kingdom and Mexico operations, which recognized additional depreciation of $2.9 million and $0.4 million, respectively, during 2007 due to the deployment of additional ATMs under Company-owned arrangements.
Accretion expense. We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that we estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. The increase in accretion expense during 2008 was primarily attributable to the 7- Eleven ATM Transaction as well as the higher number of ATMs deployed under Company-owned arrangements in each of our operating segments during 2008.
The $0.9 million increase in accretion expense in 2007 when compared to 2006 was primarily the result of $0.5 million of excess accretion expense that was erroneously recorded in 2005. This amount was subsequently reversed in 2006, at which time we determined that the impact of recording the $0.5 million out-of-period adjustment in 2006 (as opposed to reducing the reported 2005 accretion expense amount) was immaterial to both reporting periods pursuant to the provisions contained in SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In forming this opinion, we considered the nature of the adjustment (non-cash versus cash) and the relative size of the adjustment to certain financial statement line items, including revenues, gross profits, and pre-tax income (or loss) amounts for each period, including the interim periods contained within both years. Furthermore, we considered the impact of recording this adjustment in 2006 on our previously reported earnings and losses for such periods and concluded that such adjustment did not impact the trend of our previously reported earnings and losses. Excluding the $0.5 million adjustment, the increase in accretion expense in 2007 when compared to 2006 was the result of the 5,500 ATMs acquired in the 7-Eleven ATM Transaction and the deployment of approximately 1,800 additional ATMs by our United Kingdom and Mexico operations during 2007.
While our depreciation and accretion expense is expected to decrease on an absolute basis in 2009, we expect that such costs will increase as a percentage of our total revenues as a result of projected declines in revenues due to less favorable foreign currency exchange rates.

Amortization Expense

	For the Years Ended December 31,
			% Change		% Change
	2008	2007	2007 to 2008	2006	2006 to 2007
	(In thousands, excluding percentages)
Amortization expense	$18,549	$18,870	(1.7)%	$11,983	57.5%

Percentage of revenues	3.8%	5.0%		4.1%
Amortization expense is primarily comprised of the amortization of intangible merchant contracts and relationships associated with our past acquisitions. The decrease in amortization expense during the year ended December 31, 2008 was primarily the result of $5.7 million in impairment charges recorded during 2007 to write-off the remaining unamortized intangible asset values associated with certain merchant contracts, the majority of which related to our merchant contract with Target that we acquired in 2004. We had been in discussions with Target regarding additional services that could be offered under the existing contract to increase the number of transactions conducted on, and cash flows generated by, the underlying ATMs. However, we were unable to make any meaningful progress in this regard during 2007, and, based on discussions that had been held with Target, concluded that the likelihood of being able to provide such additional services had decreased considerably. Accordingly, we concluded that an impairment charge was warranted during 2007 to write-off the remaining unamortized intangible asset associated with this merchant contract.
The above $5.7 million decline from 2007 to 2008 was partially offset by higher amortization recorded in 2008 associated with the intangible assets recorded in conjunction with the 7-Eleven ATM Transaction. Specifically, during 2008, we recognized amortization expense of $8.1 million related to these assets in 2008 compared to $3.7 million of amortization in 2007, as the 7-Eleven ATM Transaction occurred on July 20, 2007 and, therefore, the 2007 amount included only a partial year’s worth of amortization. Additionally, during 2008, our United States reporting segment recorded approximately $0.4 million in additional amortization expense of intangible assets related to previously acquired merchant contracts/relationships that are anticipated to end prior to our original estimation dates. Finally, our United Kingdom operations recognized higher amortization expense during 2008 as a result of the early deinstallation of ATMs, for which we had to write-off the associated intangible assets.
During the year ended December 31, 2007, amortization expense increased by $6.9 million when compared to the same period in 2006, primarily due to $5.7 million of impairment charges recorded during 2007, as discussed above. Our acquisition of the 7-Eleven Financial Services Business further contributed to the increased amortization. However, partially offsetting the impact of the 2007 impairment charges and the incremental amortization related to the 7-Eleven ATM Transaction was the $2.8 million impairment charge recorded in 2006 related to the BAS Communications, Inc. ATM portfolio, which resulted from a reduction in anticipated future cash flows resulting primarily from a higher than planned attrition rate associated with this acquired portfolio.
While our amortization expense is expected to slightly decrease on an absolute basis in 2009 due to certain of our intangible assets becoming fully amortized, we expect that such costs will remain a relatively constant percentage of our total revenues in 2009 as a result of projected declines in revenues due to less favorable foreign currency exchange rates.
Goodwill Impairment
During the year ended December 31, 2008, we recorded a $50.0 million impairment charge to reduce the carrying value of the goodwill balance associated with our United Kingdom operations. This charge has been reflected as a separate line item in our accompanying Consolidated Statements of Operations. The impairment was primarily driven by continued lower than expected results from that portion of our business, coupled with adverse market conditions. For additional information on this charge, including the steps of the analysis performed to arrive at the $50.0 million charge, see Recent Events above and Item 8. Financial Statements and Supplementary Data, Note 1(j), Impairments of Long-Lived Assets and Goodwill.

Interest Expense, net

	For the Years Ended December 31,
			% Change		% Change
	2008	2007	2007 to 2008	2006	2006 to 2007
	(In thousands, excluding percentages)
Interest expense, net	$31,090	$29,523	5.3%	$23,143	27.6%
Amortization and write-off of financing costs and bond discounts	2,107	1,641	28.4%	1,929	(14.9)%

Total interest expense, net	$33,197	$31,164	6.5%	$25,072	24.3%

Percentage of revenues	6.7%	8.2%		8.5%
Interest expense, net. During 2008, the increase in interest expense, excluding the amortization and write-off of financing costs and bond discounts, was primarily due to our issuance of $100.0 million in Series B Notes in July 2007 to partially finance the 7-Eleven ATM Transaction. This issuance resulted in $5.2 million of additional interest expense during the 2008, excluding the amortization of the related discount and deferred financing costs. Partially offsetting the incremental interest associated with our Series B Notes were the lower average outstanding balances under our revolving credit facility and the overall decrease in floating interest rates under our revolving credit facility during 2008 compared to 2007.
During 2007, interest expense, excluding the amortization and write-off of financing costs and bond discounts, increased by $6.4 million when compared to the same period in 2006. The majority of the increase was due to our issuance of $100.0 million in Series B Notes in July 2007 to partially finance the 7-Eleven ATM Transaction. This issuance resulted in $4.1 million of additional interest expense during 2007, excluding the amortization of the related discount and deferred financing costs. Further contributing to the year-over-year increase were higher average outstanding balances under our revolving credit facility for the majority of 2007 when compared to 2006. While our outstanding borrowings under our revolving credit facility were only $4.0 million as of December 31, 2007, this balance reflects the reduction in our borrowings following our initial public offering in December 2007. The incremental borrowings under the facility throughout 2007 were utilized to fund the remaining portion of the acquisition costs associated with the 7-Eleven ATM Transaction as well as to fund certain working capital needs. Also contributing to the year-over-year increase in interest expense was the overall increase in the level of floating interest rates paid under our revolving credit facility during 2007.
Amortization and write-off of financing costs and bond discounts. During 2008, amortization of deferred financing costs and bond discounts increased as a result of the additional financing costs incurred in connection with the issuance of the Series B Notes in July 2007 and amendments made to our revolving credit facility in March 2008 and May 2007 to modify certain covenants as well as the interest rate spreads on outstanding borrowings and other pricing terms and in July 2007 as part of the 7-Eleven ATM Transaction.
During 2007, expenses related to the amortization and write-off of financing costs and bond discounts decreased $0.3 million when compared to the expense amounts recorded in the immediately preceding year. Such decreases were the result of approximately $0.5 million of deferred financing costs that were written off in 2006 as a result of amendments made to our bank credit facility in February 2006. Excluding the write-off taken in 2006, the amortization of financing costs and bond discounts during 2007 increased slightly as a result of the additional financing costs incurred in connection with the Series B Notes and amendments made to our revolving credit facility in July 2007 as part of the 7-Eleven ATM Transaction.
We expect that amortization of financing costs will be slightly higher in future periods as a result of the amendment recently completed in February 2009.

Other Expense (Income)

	For the Years Ended December 31,
			% Change		% Change
	2008	2007	2007 to 2008	2006	2006 to 2007
	(In thousands, excluding percentages)
Minority interest	$(1,022)	$(376)	171.8%	$(225)	67.1%
Other expense (income)	5,377	1,585	239.2%	(4,761)	(133.3)%

Total other expense (income)	$4,355	$1,209	260.2%	$(4,986)	(124.2)%

Percentage of revenues	0.9%	0.3%		(1.7)%
Minority interest. In 2007, the portion of Cardtronics Mexico’s cumulative losses allocable to the minority interest stockholders exceeded the stockholders’ underlying equity amounts. As a result, we, as the entity that consolidates Cardtronics Mexico, were being allocated 100% of the losses generated by Cardtronics Mexico and would have continued to have done so until such time as Cardtronics Mexico generated a cumulative amount of earnings sufficient to cover all excess losses allocable to us or the minority interest stockholders contributed additional equity in an amount sufficient to cover the losses. During 2007 and 2008, we and the minority interest stockholders of Cardtronics Mexico made additional capital contributions to the Cardtronics Mexico. As a result of the contributions made in September 2008, we have now been made whole for the third parties’ losses that we had previously absorbed. Of the $1.7 million contributed by the minority interest stockholders in 2008, we recognized $0.8 million as Minority interest income in our Consolidated Statements of Operations, which represents the losses previously absorbed on their behalf.
Other expense. The increase in other expense during 2008 was due to losses on the disposal of fixed assets that were incurred in conjunction with the deinstallation of ATMs during 2008 and 2007. However, during 2007, the losses were partially offset by $0.6 million of gains on the sale of the equity securities awarded to us in 2006 pursuant to the bankruptcy plan of reorganization for Winn-Dixie Stores, Inc., one of our merchant customers.
During the year ended December 31, 2006, we had other income compared to other expense in 2007. During 2006, we recorded approximately $4.8 million in other income, which was primarily attributable to the recognition of $4.8 million in other income primarily related to settlement proceeds received from Winn-Dixie as part of that company’s successful emergence from bankruptcy. Also contributing to the total other income amount in 2006 was a $1.1 million contract termination payment that was received from one of our customers in May 2006 and a $0.5 million payment received in August 2006 from one of our customers related to the sale of a number of its stores to another party. The above amounts were partially offset by $1.6 million of losses related to the disposal of a number of ATMs.
Income Tax Expense

	For the Years Ended December 31,
			% Change		% Change
	2008	2007	2007 to 2008	2006	2006 to 2007
	(In thousands, excluding percentages)
Income tax expense	$938	$4,636	(79.8)%	$512	805.5%

Effective tax rate	(1.4)%	(20.6)%		(2,694.7)%
During 2008, our income tax expense decreased by $3.7 million compared to 2007. The decrease was primarily driven by the recording of $12.4 million in valuation allowances within our domestic provision during 2007, the result of which was a positive domestic income tax provision totaling $4.9 million for 2007. During 2008, we recorded an additional $3.8 million in valuation allowances related to our domestic operation. However, such amount was partially offset by additional tax benefits recorded in connection with our United Kingdom operation in 2008. Such tax benefits reflected the net amount by which our deferred tax liabilities exceeded our deferred tax assets in that portion of our business, as all remaining future net deferred tax benefits were fully reserved for in 2008 through the creation of a separate $1.3 million valuation allowance. The recording of such valuation allowances resulted in the negative effective tax rates reflected in the table above. Additionally, we recorded a contingent tax liability totaling $1.5 million in 2008 related to our United Kingdom operation, further contributing to the overall negative effective tax rates reflected above. Finally, approximately $17.0 million in potential tax loss benefits associated with the $50.0 million goodwill impairment charge recorded during the fourth quarter of 2008 have not been recognized as such loss benefits are not likely to be realized in the foreseeable future.

Our income tax expense increased by $4.1 million during 2007 when compared to 2006. The increase was primarily driven by the establishment of the domestic valuation allowances discussed above, net of amounts provided for current year benefits in the United Kingdom. In addition, the Company recorded a $0.2 million deferred tax benefit during 2007 related to a reduction in the United Kingdom corporate statutory income tax rate from 30% to 28%. Such rate reduction, which became effective in 2008, was formally enacted in July 2007.
For the year ended December 31, 2006, our effective tax rate was unusually high due to our consolidated breakeven results, certain non-deductible expenses, a $0.2 million contingent tax liability that was recorded in 2006 related to our United Kingdom operations, and the fact that we were providing a full valuation allowance on all tax benefits associated with our Mexico operations.
We do not expect to record any income tax benefits in our financial statements for any of our operating segments until it is more likely than not that such benefits will be utilized. Furthermore, due to the exclusion of certain deferred tax liability amounts from our ongoing analysis of our domestic net deferred tax asset position, we will likely continue to record additional valuation allowances for our domestic operations during 2009 and beyond. Accordingly, our overall effective tax rate will continue to be negative until we begin to report positive pre-tax book income on a consolidated basis.
Liquidity and Capital Resources
Overview
As of December 31, 2008, we had approximately $3.4 million in cash and cash equivalents on hand and approximately $347.2 million in outstanding long-term debt and capital lease obligations.
Prior to December 2007, we had historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, private placements of equity securities, and the sale of bonds. However, in December 2007, we completed our initial public offering of 12,000,000 shares of our common stock. We have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.
We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. See additional discussion under Financing Facilities below.
Operating Activities
Net cash provided by operating activities was $17.2 million, $55.5 million, and $25.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in 2008 when compared to 2007 and the increase in 2007 when compared to 2006 were primarily attributable to the timing of changes in our working capital balances. Specifically, during 2008, we settled approximately $46.8 million more of payables and accrued liabilities than we did during 2007 and, during 2007, we settled approximately $30.4 million less of payables and accrued liabilities than we did during 2006.
Investing Activities
Net cash used in investing activities totaled $61.5 million, $202.9 million, and $36.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease from 2007 to 2008 was due to our acquisition of the 7-Eleven Financial Services Business in July 2007 for $137.3 million, which was partially offset by the $4.0 million in proceeds from the sale of our Winn-Dixie equity securities in January 2007 and $0.9 million of proceeds out of an escrow account associated with a previous acquisition received during 2007. The increase from 2006 to 2007 was also driven by our acquisition of the 7-Eleven Financial Services Business. However, also contributing to the increase were additional ATM purchases, primarily in our United Kingdom and Mexico segments, offset slightly by the receipt of $4.0 million in proceeds from the sale of our U.S. segment’s Winn-Dixie equity securities during 2007. Finally, although not reflected in our 2007 statement of cash flows, we received the benefit of the disbursement of approximately $5.7 million of funds under five financing facilities entered into by our majority-owned Mexican subsidiary, Cardtronics Mexico, for the purchase of ATMs. Such funds are not reflected in our consolidated statement of cash flows as they were not remitted by Cardtronics Mexico but rather remitted by the finance company, on our behalf, directly to our vendors.

Total capital expenditures, including exclusive license payments and site acquisition costs and purchases of equipment to be leased but excluding acquisitions, were $61.1 million, $71.9 million, and $36.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.
Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements as opposed to acquisitions. We expect that our capital expenditures for 2009 will total approximately $25.0 million, net of minority interest, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect such expenditures to be funded with cash generated from our operations. However, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material, such as the 7-Eleven ATM Transaction completed in July 2007. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.
Financing Activities
Net cash provided by financing activities was $34.5 million, $158.2 million, and $11.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. The $34.5 million provided by our financing activities during 2008 was primarily utilized to fund a portion of our capital expenditures (discussed in Investing Activities above.) The increased level in 2007 was primarily attributable to our issuance of $100.0 million in senior subordinated debt due 2013 (the Series B Notes) and $42.7 million of additional borrowings under our revolving credit facility in July 2007 to finance the 7-Eleven ATM Transaction. Additionally, in December 2007, we completed our initial public offering of 12,000,000 shares of common stock, which generated net proceeds of approximately $110.1 million that were used to pay down debt previously outstanding under our revolving credit facility. Finally, although not reflected in our 2007 statement of cash flows, we received the benefit of the disbursement of $5.7 million of funds under five financings facilities entered into by our Mexican operations. The $5.7 million is not reflected in our consolidated statement of cash flows as the funds were not received by Cardtronics Mexico but rather were remitted directly to our vendors by the finance company. The remittance of such funds served to purchase ATMs.
Financing Facilities
As of December 31, 2008, we had approximately $347.2 million in outstanding long-term debt and capital lease obligations, which was comprised of (i) approximately $296.6 million (net of discount of $3.4 million) of our Series A and Series B Notes, (ii) approximately $43.5 million in borrowings under our revolving credit facility, (iii) approximately $6.1 million in notes payable outstanding under equipment financing lines of our Mexico subsidiary, and (iv) approximately $1.0 million in capital lease obligations.
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

At December 31, 2008, the weighted average interest rate on our outstanding facility borrowings was approximately 4.6%. Additionally, as of December 31, 2008, we were in compliance with all covenants contained within the facility and had the ability to borrow an additional $122.3 million under the facility based on such covenants.
In February 2009, we amended our revolving credit facility to (i) authorize our repurchase of common stock up to an aggregate of $10.0 million; (ii) increase the amount of aggregate “Investments” (as defined in the credit facility agreement) that we may make in non wholly-owned subsidiaries from $10.0 million to $20.0 million and correspondingly increase the aggregate amount of Investments that we may make in subsidiaries that are not Loan Parties (as defined in the credit facility agreement) from $25.0 million to $35.0 million; (iii) increase the maximum amount of letters of credit that may be issued under the facility from $10.0 million to $15.0 million; and (iv) modify the amount of capital expenditures that may be incurred on a rolling 12-month basis, as measured on a quarterly basis. For additional information on our $10.0 million share repurchase program, see Recent Events — Financing Transactions; Stock Repurchase Program above.
Other borrowing facilities
•
Bank Machine overdraft facility. In addition to the above revolving credit facility, Bank Machine has a £1.0 million overdraft facility. Such facility, which bears interest at 1.75% over the bank’s base rate (2.0% as of December 31, 2008) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our United Kingdom operations. As of December 31, 2008, approximately £99,000 ($145,000) of this overdraft facility had been utilized to help fund certain working capital commitments. Amounts outstanding under the overdraft facility are reflected in accounts payable in our Consolidated Balance Sheets, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our revolving credit facility.

•
Cardtronics Mexico equipment financing agreements. During 2006 and 2007, Cardtronics Mexico entered into six separate five-year equipment financing agreements with a single lender. Such agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of December 31, 2008, $83.4 million pesos ($6.1 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the loan agreement, we have issued a guaranty for 51.0% of the obligations under this agreement (consistent with our ownership percentage in Cardtronics Mexico.) As of December 31, 2008, the total amount of the guaranty was $42.5 million pesos ($3.1 million U.S.).

•
Capital lease agreements. In connection with the 7-Eleven ATM Transaction, we assumed certain capital and operating lease obligations for approximately 2,000 ATMs. We currently have $4.9 million in letters of credit under our revolving credit facility in favor of the lessors under these assumed equipment leases. These letters of credit reduce the available borrowing capacity under our revolving credit facility. As of December 31, 2008, the principal balance of our capital lease obligations totaled $1.0 million.

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

Contractual Obligations
The following table and discussion reflect our significant contractual obligations and other commercial commitments as of December 31, 2008:

	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)
Long-term financings:
Principal (1)	$1,373	$1,700	$1,878	$44,601	$300,000	$—	$349,552
Interest (2)	30,333	30,161	29,965	28,562	27,750	—	146,771
Operating leases	6,423	2,404	1,930	1,865	1,849	9,083	23,554
Merchant space leases	2,977	2,242	2,176	2,123	2,030	507	12,055
Capital leases (3)	806	240	—	—	—	—	1,046
Other (4)	5,400	—	—	—	—	—	5,400

Total contractual obligations	$47,312	$36,747	$35,949	$77,151	$331,629	$9,590	$538,378

(1)
Represents the $300.0 million face value of our Series A and Series B Notes, $43.5 million outstanding under our revolving credit facility, and $6.1 million outstanding under our Mexico equipment financing facilities.

(2)	Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2008.

(3)	Includes interest related to the capital lease obligations.

(4)	Represents commitment to purchase $5.0 million of ATM equipment and $0.4 million of professional services from one of our primary ATM suppliers during 2009.
Critical Accounting Policies and Estimates
Our consolidated financial statements included in this 2008 Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Item 8. Financial Statements and Supplementary Data, Note 1, Basis of Presentation and Summary of Significant Accounting Policies.
Goodwill and Intangible Assets. We have accounted for our acquisitions of the 7-Eleven Financial Services Business, E*TRADE Access, Bank Machine, ATM National, LLC, and Deposit Solutions, Inc. as business combinations pursuant to SFAS No. 141, Business Combinations. Additionally, we have applied the concepts of SFAS No. 141 to our purchase of a majority interest in CCS Mexico (i.e., Cardtronics Mexico). Accordingly, the amounts paid for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. Intangible assets that met the criteria established by SFAS No. 141 for recognition apart from goodwill included the acquired ATM operating agreements and related customer relationships, a branding agreement acquired in the 7-Eleven ATM Transaction, the Bank Machine and Allpoint (via the ATM National, Inc. acquisition) trade names, and the non-compete agreements entered into in connection with the CCS Mexico and Deposit Solutions, Inc. acquisitions.
The excess of the cost of the above acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed has been reflected as goodwill in our consolidated financial statements. As of December 31, 2008, our goodwill balance totaled $163.8 million, $84.5 million of which related to our acquisition of E*TRADE Access, $62.2 million of which related to our acquisition of the 7-Eleven Financial Services Business, and $12.6 million of which related to our acquisition of Bank Machine. The remaining balance is comprised of goodwill related to our acquisition of ATM National LLC and our purchase of a majority interest in Cardtronics Mexico. Other intangible assets, net, totaled $108.3 million as of December 31, 2008, and included the intangible assets described above, as well as deferred financing costs, exclusive license agreements, and upfront merchant site acquisition costs.

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
We evaluate the recoverability of our goodwill and non-amortized intangible assets by estimating the future discounted cash flows of the reporting units to which the goodwill and non-amortized intangible assets relate. We use discount rates corresponding to our cost of capital, risk adjusted as appropriate, to determine such discounted cash flows, and consider current and anticipated business trends, prospects, and other market and economic conditions when performing our evaluations. Such evaluations are performed on an annual basis at a minimum, or more frequently based on the occurrence of events that might indicate a potential impairment. Such events include, but are not limited to, items such as the loss of a significant contract or a material change in the terms or conditions of a significant contract. During the year ended December 31, 2008, we recorded a goodwill impairment charge of approximately $50.0 million associated with our United Kingdom reporting unit. For additional information on this impairment charge, see the section entitled Recent Events — Goodwill Impairment above and Item 8. Financial Statements and Supplementary Data, Note 1(j) Impairment of Long-Lived Assets and Goodwill; Goodwill and other indefinite lived intangible assets.
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
In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition, (ii) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new branding arrangements, and (iii) estimates regarding our ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. During the years ended December 31, 2008, 2007, and 2006, we recorded approximately $0.4 million, $5.7 million, and $2.8 million, respectively, in additional amortization expense related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with our U.S. reporting segment.
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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event we do not believe we will be able to utilize the related tax benefits associated with deferred tax assets, we record valuation allowances to reserve for the assets. During the years ended December 31, 2008 and 2007, we recorded $3.8 million and $4.8 million, respectively, in valuation allowances to reserve for various deferred tax assets associated with our domestic operations. Additionally, during the year ended December 31, 2008, we did not recognize approximately $1.7 million in income tax benefits related to our United Kingdom and Mexico operations as a result of their uncertain future utilization. Furthermore, approximately $17.0 million in potential tax loss benefits associated with the $50.0 million goodwill impairment charge recorded during the fourth quarter of 2008 have not been recognized as such loss benefits are not likely to be realized in the foreseeable future.
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
Share-Based Compensation. We account for our share-based payments in accordance with SFAS No. 123R, Share-Based Payment, which requires that we record compensation expense for all share-based awards based on the grant-date fair value of those awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including (i) the number of awards that may ultimately be forfeited by the recipients, (ii) the expected term of the underlying awards, and (iii) the future volatility associated with the price of our common stock. Such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2008, are outlined in detail in Item 8, Financial Statements and Supplementary Data, Note 3, Stock-Based Compensation.
Derivative Financial Instruments. We account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires derivative instruments to be recorded at fair value in a company’s balance sheet. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under SFAS No. 157, Fair Value Measurements), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. As of December 31, 2008, all of our derivatives are designated as cash flow hedges under SFAS No. 133 and, accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive loss line in the accompanying Consolidated Balance Sheet. See Item 8, Financial Statements and Supplementary Data, Note 16, Derivative Financial Instruments for more details on our derivative financial instrument transactions.
New Accounting Pronouncements Issued but Not Yet Adopted
For information on new accounting pronouncements that had been issued as of December 31, 2008 but not yet adopted by us, see Item 8. Financial Statement and Supplementary Data, Note 1(v), New Accounting Pronouncements.

Commitments and Contingencies
The Company is subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Item 8. Financial Statement and Supplementary Data, Note 15, Commitments and Contingencies for additional details regarding our commitments and contingencies.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure about Market Risk
Interest Rate Risk
Vault cash rental expense. Because our ATM cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the United States, the United Kingdom, and Mexico. In the United States, we pay a monthly fee on the average amount of vault cash outstanding under a formula based either on LIBOR or the federal funds effective rate, depending on the vault cash provider. In the United Kingdom and Mexico, we pay a monthly fee to our vault cash providers under a formula based on LIBOR and the Mexican Interbank Rate, respectively.
As a result of the significant sensitivity surrounding the vault cash interest expense for our U.S. operations, we have entered into a number of interest rate swaps to fix the rate of interest we pay on a portion of our current and anticipated outstanding domestic vault cash balances. The swaps in place as of December 31, 2008 serve to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)
$550,000	4.30%	January 1, 2009 – December 31, 2009
$550,000	4.11%	January 1, 2010 – December 31, 2010
$400,000	3.72%	January 1, 2011 – December 31, 2011
$200,000	3.96%	January 1, 2012 – December 31, 2012
The following table presents a hypothetical sensitivity analysis of our vault cash interest expense based on our outstanding vault cash balances as of December 31, 2008 and assuming a 100 basis point increase in interest rates:

				Additional Interest Incurred			Additional Interest Incurred
				on 100 Basis Point Increase			on 100 Basis Point Increase
	Vault Cash Balance as of			(Excluding Impact of			(Including Impact of
	December 31, 2008			Interest Rate Swaps)			Interest Rate Swaps)
	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$835.4	$835.4		$8.4	$8.4		$2.9	$2.9
United Kingdom		£99.6	145.5		£1.0	1.5		£1.0	1.5
Mexico	p $	315.5	22.9	p $	3.2	0.2	p $	3.2	0.2

Total			$1,003.8			$10.1			$4.6

As of December 31, 2008, we had a net liability of $32.2 million recorded in our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements as the instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under SFAS No. 157), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges pursuant to SFAS No. 133. Accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. As a result of our overall net loss position for tax purposes, we have not recorded any deferred taxes on the loss amount related to these interest rate hedges, as it is more likely than not that we will be unable to realize any benefits associated with our net deferred tax asset positions.
Net amounts paid or received under such swaps are recorded as adjustments to our “Cost of ATM operating revenues” in the accompanying Consolidated Statements of Operations, as we utilize the interest rate swaps to economically hedge exposure to variable interest rates charged on outstanding vault cash balances, a cost of revenues activity. During the years ended December 31, 2008, 2007, and 2006, the gains or losses as a result of ineffectiveness associated with our existing interest rate swaps were immaterial. As of December 31, 2008, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico.

Interest expense. Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Based on the $43.5 million outstanding under the facility as of December 31, 2008, an increase of 100 basis points in the underlying interest rate would not have had a material impact on our interest expense; however, there is no guarantee that we will not borrow additional amounts under the facility, and, in the event we borrow additional amounts and interest rates significantly increased, we could be required to pay additional interest and such interest could be material.
Outlook. We anticipate that the recent reductions in short-term interest rates in the United States will serve to reduce the interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk through 2012, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, the impact on our financial statements would be somewhat mitigated by the interest rate swaps that we currently have in place associated with our domestic vault cash balances.
Other. While the carrying amount of our cash and cash equivalents and other current assets and liabilities approximates fair value due to the relatively short maturities of these instruments, we are exposed to changes in market values of our investments and long-term debt. As discussed above, our interest rate swaps are recorded at fair value as of December 31, 2008. In addition, the $43.5 million carrying amount of borrowings outstanding under our revolving credit facility approximates fair value due to the fact that such borrowings are subject to floating market interest rates. Conversely, the carrying amount of the Company’s $300.0 million, fixed-rate, senior subordinated notes was $296.6 million as of December 31, 2008, compared to a fair value of $201.0 million. The fair value of the Company’s senior subordinated notes as of December 31, 2008 was based on the quoted market price for such notes.
Foreign Currency Exchange Risk
Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico in 2006, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of December 31, 2008, such translation loss totaled approximately $32.2 million compared to a translation gain of approximately $9.1 million as of December 31, 2007.
Our results during 2008 were negatively impacted by decreases in the value of the British pound relative to the United States dollar. Conversely, our results in 2007 were positively impacted by increases in the value of the British pound relative to the United States dollar. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the United States dollar and the British pound.) Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican peso relative to the United States dollar. A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, the effect upon Bank Machine’s operating income for the year ended December 31, 2008 would have been an unfavorable or favorable adjustment, respectively, of approximately $6.1 million. Excluding the impact of the $50.0 million goodwill impairment recorded by our United Kingdom operations in 2008, the effect of a 10% movement in the British pound against the United States dollar would have been approximately $1.1 million. A similar sensitivity analysis would have resulted in a $0.2 million adjustment to Cardtronics Mexico’s financial results for the year ended December 31, 2008. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.
We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page 61.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cardtronics, Inc.:
We have audited the accompanying consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardtronics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for fair value measurements of financial instruments in 2008. In addition, the Company changed its method of accounting for income tax uncertainties in 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 12, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cardtronics, Inc:
We have audited Cardtronics Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardtronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Cardtronics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardtronics Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity, comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 12, 2009

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,424	$13,439
Accounts and notes receivable, net of allowance of $504 and $560 as of December 31, 2008 and 2007, respectively	25,317	23,248
Inventory	3,011	2,355
Restricted cash, short-term	2,423	5,900
Deferred tax asset, net	—	216
Prepaid expenses, deferred costs, and other current assets	17,273	11,627

Total current assets	51,448	56,785
Property and equipment, net	154,829	163,912
Intangible assets, net	108,327	130,901
Goodwill	163,784	235,185
Prepaid expenses, deferred costs, and other assets	3,839	4,502

Total assets	$482,227	$591,285

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$1,373	$882
Current portion of capital lease obligations	757	1,147
Current portion of other long-term liabilities	24,302	16,201
Accounts payable	17,212	34,385
Accrued liabilities	55,174	70,524

Total current liabilities	98,818	123,139
Long-term liabilities:
Long-term debt, net of related discount	344,816	307,733
Capital lease obligations	235	982
Deferred tax liability, net	11,673	11,480
Asset retirement obligations	21,069	17,448
Other long-term liabilities and minority interest in subsidiary	24,591	23,392

Total liabilities	501,202	484,174

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 45,642,282 and 43,571,956 shares issued as of December 31, 2008 and 2007, respectively; 40,636,533 and 38,566,207 shares outstanding at December 31, 2008 and 2007, respectively	4	4
Subscriptions receivable (at face value)	(34)	(229)
Additional paid-in capital	194,101	190,508
Accumulated other comprehensive loss, net	(64,355)	(4,518)
Accumulated deficit	(100,470)	(30,433)
Treasury stock; 5,005,749 shares at cost at December 31, 2008 and 2007	(48,221)	(48,221)

Total stockholders’ (deficit) equity	(18,975)	107,111

Total liabilities and stockholders’ (deficit) equity	$482,227	$591,285

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
ATM operating revenues	$475,800	$365,322	$280,985
ATM product sales and other revenues	17,214	12,976	12,620

Total revenues	493,014	378,298	293,605
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1(b))	361,902	281,351	209,850
Cost of ATM product sales and other revenues	15,625	11,942	11,443

Total cost of revenues	377,527	293,293	221,293
Gross profit	115,487	85,005	72,312
Operating expenses:
Selling, general, and administrative expenses	39,068	29,357	21,667
Depreciation and accretion expense	39,414	26,859	18,595
Amortization expense	18,549	18,870	11,983
Goodwill impairment charge	50,003	—	—

Total operating expenses	147,034	75,086	52,245
(Loss) income from operations	(31,547)	9,919	20,067
Other (income) expense:
Interest expense, net	31,090	29,523	23,143
Amortization and write-off of financing costs and bond discounts	2,107	1,641	1,929
Minority interest in subsidiary	(1,022)	(376)	(225)
Other	5,377	1,585	(4,761)

Total other expense	37,552	32,373	20,086
Loss before income taxes	(69,099)	(22,454)	(19)
Income tax expense	938	4,636	512

Net loss	(70,037)	(27,090)	(531)
Preferred stock conversion and accretion expense	—	36,272	265

Net loss available to common stockholders	$(70,037)	$(63,362)	$(796)

Net loss per common share:
Basic and diluted	$(1.81)	$(4.11)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	38,800,782	15,423,744	13,904,505

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Common Stock, par value $0.0001 per share:
Balance at beginning of year	$4	$—	$—
Capital stock issued in initial public offering	—	1	—
Capital stock issued in Series B preferred stock conversion	—	2	—
Stock split in conjunction with initial public offering	—	1	—

Balance at end of year	$4	$4	$—

Subscriptions Receivable:
Balance at beginning of year	$(229)	$(324)	$(1,476)
Settlement of subscriptions receivable through repurchases of capital stock	—	—	1,152
Repayment of subscriptions	195	95	—

Balance at end of year	$(34)	$(229)	$(324)

Additional Paid in Capital:
Balance at beginning of year	$190,508	$2,857	$2,033
Capital stock issued in initial public offering, net of offering costs	—	109,757	—
Capital stock issued in Series B preferred stock conversion	—	76,844	—
Other issuance of capital stock	77	—	(55)
Series B preferred stock conversion (see Note 13)	—	36,021	—
Series B preferred stock conversion charge (see Note 13)	—	(36,021)	—
Stock-based compensation charges	3,516	1,050	879

Balance at end of year	$194,101	$190,508	$2,857

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	$(4,518)	$11,658	$(346)
Other comprehensive (loss) income	(59,837)	(16,176)	12,004

Balance at end of year	$(64,355)	$(4,518)	$11,658

Accumulated Deficit:
Balance at beginning of year	$(30,433)	$(3,092)	$(2,252)
Preferred stock issuance cost accretion	—	(251)	(265)
Distributions	—	—	(44)
Net loss	(70,037)	(27,090)	(531)

Balance at end of year	$(100,470)	$(30,433)	$(3,092)

Treasury Stock:
Balance at beginning of year	$(48,221)	$(48,267)	$(47,043)
Issuance of capital stock	—	46	55
Purchase of treasury stock	—	—	(1,279)

Balance at end of year	$(48,221)	$(48,221)	$(48,267)

Total stockholders’ (deficit) equity	$(18,975)	$107,111	$(37,168)

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Net loss	$(70,037)	$(27,090)	$(531)

Foreign currency translation adjustments	(41,329)	2,415	12,202
Unrealized losses on interest rate cash flow hedges, net of taxes of $0 in 2008 and 2007 and $258 in 2006	(18,508)	(18,093)	(696)
Unrealized (realized) gains on available-for-sale securities, net of taxes of $293 in 2007 and $(293) in 2006	—	(498)	498

Other comprehensive (loss) income	(59,837)	(16,176)	12,004

Total comprehensive (loss) income	$(129,874)	$(43,266)	$11,473

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(70,037)	$(27,090)	$(531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	57,963	45,729	30,578
Goodwill impairment charge	50,003	—	—
Amortization and write-off of financing costs and bond discounts	2,107	1,641	1,929
Stock-based compensation expense	3,516	1,050	879
Deferred income taxes	654	4,525	454
Non-cash receipt of Winn-Dixie equity securities	—	—	(3,394)
Gain on sale of Winn-Dixie equity securities	—	(569)	—
Minority interest	(1,022)	(376)	(225)
Loss on disposal of assets	5,447	2,235	1,603
Other reserves and non-cash items	(7,827)	(2,500)	1,219
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable, net	(3,489)	(905)	(4,105)
(Increase) decrease in prepaid, deferred costs, and other current assets	(6,373)	630	(3,783)
(Increase) decrease in inventory	(1,131)	3,412	(694)
(Increase) decrease in notes receivable, net	(41)	20	155
Decrease (increase) in other assets	1,065	(19,787)	(1,718)
(Decrease) increase in accounts payable	(5,265)	15,995	5,436
(Decrease) increase in accrued liabilities	(4,928)	20,655	813
(Decrease) increase in other liabilities	(3,410)	10,797	(3,170)

Net cash provided by operating activities	17,232	55,462	25,446

Cash flows from investing activities:
Additions to property and equipment	(60,293)	(68,320)	(32,537)
Proceeds from sale of property and equipment	—	3	130
Payments for exclusive license agreements and site acquisition costs	(854)	(2,993)	(3,357)
Additions to equipment to be leased to customers	—	(548)	(197)
Principal payments received under direct financing leases	17	34	—
Acquisitions, net of cash acquired	(360)	(135,009)	(12)
Proceeds from sale of Winn-Dixie equity securities	—	3,950	—

Net cash used in investing activities	(61,490)	(202,883)	(35,973)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	126,836	187,744	45,661
Repayments of long-term debt and capital leases	(89,323)	(140,765)	(37,503)
Proceeds from borrowing under bank overdraft facility, net	(3,541)	642	3,818
Issuance of capital stock	—	111,600	—
Proceeds from exercises of stock options	362	46	—
Purchase of treasury stock	—	—	(50)
Minority interest shareholder capital contributions	1,662	264	—
Payments received on subscriptions receivable	195	95	—
Distributions	—	—	(18)
Equity offering costs	(1,489)	(618)	—
Debt issuance and modification costs	(195)	(853)	(716)

Net cash provided by financing activities	34,507	158,155	11,192

Effect of exchange rate changes on cash	(264)	(13)	354

Net (decrease) increase in cash and cash equivalents	(10,015)	10,721	1,019

Cash and cash equivalents at beginning of year	13,439	2,718	1,699

Cash and cash equivalents at end of year	$3,424	$13,439	$2,718

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$31,973	$26,521	$22,939
Cash paid for income taxes	220	27	67
Fixed assets financed by direct debt	—	5,683	—
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Summary of Significant Accounting Policies
(a) Description of Business
Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”), owns and operates 28,350 automated teller machines (“ATM”) in all 50 states of the United States, over 2,500 ATMs located throughout the United Kingdom, and approximately 2,100 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs) and works with financial institutions to place their logos on the Company’s ATM machines, thus providing convenient surcharge-free access to the financial institutions’ customers. Finally, the Company provides electronic funds transfer (“EFT”) transaction processing services to its network of ATMs as well as ATMs owned and operated by third parties.
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
Additionally, our financial statements for prior periods include certain reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net loss or stockholders’ equity.
In addition, the Company presents “Cost of ATM operating revenues” and “Gross profit” within its consolidated financial statements exclusive of depreciation, accretion, and amortization expenses. The following table sets forth the amounts excluded from cost of ATM operating revenues and gross profit during the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$34,071	$24,277	$17,190
Amortization expense	18,549	18,870	11,983

Total depreciation, accretion, and amortization expenses excluded from cost of ATM operating revenues and gross profit	$52,620	$43,147	$29,173

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
The Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as restricted cash in current or non-current assets on the Company’s Consolidated Balance Sheet based on when the Company expects this cash to be used. As of December 31, 2008 and 2007, there was $2.4 million and $5.9 million, respectively, of restricted cash in current assets and $326,000 and $317,000, respectively, in other non-current assets. Current restricted cash as of December 31, 2008 and 2007 was comprised of approximately $2.4 million and $5.7 million, respectively, in amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers. Non-current restricted cash represents a certificate of deposit held at one of the banks utilized to provide cash for the Company’s ATMs and funds held at one of the banks utilized by the Company in its provision of advanced-functionality services.
(e) ATM Cash Management Program
The Company relies on agreements with Bank of America, N.A. (“Bank of America”), Palm Desert National Bank (“PDNB”), and Wells Fargo, National Association (“Wells Fargo”) to provide the cash that it uses in its domestic ATMs in which the related merchants do not provide their own cash. Additionally, the Company relies on Alliance & Leicester Commercial Bank (“ALCB”) in the United Kingdom and Bansi, S.A. Institución de Banca Multiple (“Bansi”) in Mexico to provide it with its ATM cash needs. The Company pays a fee for its usage of this cash based on the total amount of cash outstanding at any given time, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times during its use, the cash remains the sole property of the cash providers, and the Company is unable to and prohibited from obtaining access to such cash. The Company’s domestic vault cash agreements with Bank of America, PDNB, and Wells Fargo currently extend through October 2010, December 2013, and July 2009, respectively. (See Note 18 for additional information on the concentration risk associated with the Company’s arrangements with Bank of America and Wells Fargo.) With respect to its United Kingdom operations, the Company’s current agreement with ALCB does not expire until September 2011. Finally, the Company extended its agreement in Mexico with Bansi in February 2009, which now expires in March 2010. Based on the foregoing, such cash, and the related obligations, are not reflected in the accompanying consolidated financial statements. The amount of cash in the Company’s ATMs was approximately $1.0 billion and $1.1 billion as of December 31, 2008 and 2007, respectively.
(f) Accounts Receivable, including Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based on an analysis of its past due accounts. All balances over 90 days past due are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the year ended December 31, 2008, the Company recorded approximately $260,000 of bad debt expense. Amounts charged to bad debt expense were nominal during the years ended December 31, 2007 and 2006.

(g) Inventory
Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components as of December 31, 2008 and 2007:

	2008	2007
	(In thousands)
ATMs	$1,614	$745
ATM parts and supplies	1,764	2,040

Total	3,378	2,785
Less: Inventory reserves	(367)	(430)

Net inventory	$3,011	$2,355

(h) Property and Equipment, net
Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. The cost of property and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease or the acquisition date if the leases were assumed in an acquisition. Also included in property and equipment are new ATMs and the associated equipment the Company has acquired for future installation. Such ATMs are held as “deployments in process” and are not depreciated until actually installed. Depreciation expense for property and equipment for the years ended December 31, 2008, 2007, and 2006 was $37.8 million, $25.7 million, and $18.3 million, respectively. The 2008 and 2007 amounts include the amortization expense associated with the assets associated with the capital leases assumed by the Company in its acquisition of the financial services business of 7-Eleven, Inc. (the “7-Eleven ATM Transaction”). See Note 1(l) regarding asset retirement obligations associated with the Company’s ATMs.
Maintenance on the Company’s domestic and Mexico ATMs is typically performed by third parties and is incurred as a fixed fee per month per ATM. Accordingly, such amounts are expensed as incurred. In the United Kingdom, maintenance is performed by in-house technicians.
(i) Goodwill and Other Intangible Assets
The Company’s intangible assets include merchant contracts/relationships and a branding agreement acquired in connection with acquisitions of ATM assets (i.e., the right to receive future cash flows related to ATM transactions occurring at these merchant locations), exclusive license agreements (i.e., the right to be the exclusive ATM service provider, at specific locations, for the time period under contract with a merchant customer), non-compete agreements, deferred financing costs relating to the Company’s credit agreements (Note 10), and the Bank Machine and Allpoint trade names acquired. Additionally, the Company has goodwill related to the acquisitions of E*TRADE Access, Bank Machine, ATM National, Cardtronics Mexico, and the financial services business of 7-Eleven (the “7-Eleven Financial Services Business”).
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
In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, the Company analyzes a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition, (ii) estimates regarding the Company’s ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new branding arrangements, and (iii) estimates regarding the Company’s ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction (e.g., branding revenue). A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction (e.g., branding revenue). Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, the Company evaluates the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. The Company recorded approximately $0.4 million, $5.7 million, and $2.8 million in additional amortization expense during the years ended December 31, 2008, 2007, and 2006, respectively, related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with our United States reporting segment.
Goodwill and other indefinite lived intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews the carrying amount of its goodwill and indefinite lived intangible assets for impairment at least annually and more frequently if conditions warrant. Pursuant to SFAS No. 142, goodwill and indefinite lived intangible assets should be tested for impairment at the reporting unit level, which in the Company’s case involves five separate reporting units — (i) the Company’s domestic reporting segment; (ii) the acquired Bank Machine operations; (iii) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (iv) the acquired ATM National operations; and (v) the 7-Eleven Financial Services Business (see Note 2). For each reporting unit, the carrying amount of the net assets associated with the applicable reporting unit is compared to the estimated fair value of such reporting unit as of the testing date (i.e., December 31, 2008.) When estimating fair values of a reporting unit for its goodwill impairment test, the Company utilizes a combination of the income approach and market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows, which have been discounted using a weighted-average cost of capital rate for each reporting unit. The market approach provides an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, is then compared to the fair value of the Company as a whole, as determined based on the market approach. If such amounts are consistent, the estimated fair values for each reporting unit, as derived from the income approach, are utilized.

All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management. The primary assumptions used in the income approach are estimated cash flows, the weighted average cost of capital for each reporting unit, and valuation multiples assigned to the earnings before interest expense, income taxes, deprecation and accretion expense, and amortization expense (“EBITDA”) amounts of each reporting unit in order to assess the terminal value for each reporting unit. Estimated cash flows are primarily based on the Company’s projected revenues, operating costs, and capital expenditures and are discounted based on comparable industry average rates for the weighted-average cost of capital for each reporting unit. The Company utilized discount rates based on weighted-average cost of capital amounts ranging from 13.1% to 14.0% when estimating the fair values of its reporting units as of December 31, 2008. With respect to the EBITDA multiples utilized in assessing the terminal value of each of its reporting units, the Company analyzed current and historical valuation multiples assigned to a number of its industry peer group companies. The estimated combined fair value of all reporting units as of December 31, 2008, resulted in an implied control premium of approximately 36%. The Company’s goodwill impairment analysis would have lead to the same impairment conclusion had it increased or decreased the discount rates and control premium assumptions by 10%.
The Company’s impairment analysis indicated that the carrying amount of the goodwill associated with its United Kingdom reporting unit exceeded the estimated fair value of such goodwill balance. As a result, the Company recorded a $50.0 million non-cash impairment charge to reduce the carrying value of the goodwill balance associated with its United Kingdom operations. Such charge has been reflected as a separate line item in the accompanying Consolidated Statements of Operations. The impairment was primarily driven by continued lower than expected results from that portion of our business, coupled with adverse market conditions. The $50.0 million charge represented approximately 80% of the pre-impaired goodwill balance associated with the Company’s United Kingdom reporting unit and approximately 23.5% of the pre-impaired consolidated goodwill balance as of December 31, 2008. As of December 31, 2008, the Company had $163.8 million in goodwill and $3.1 million of indefinite lived intangible assets reflected in its Consolidated Balance Sheet.
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

(m) Revenue Recognition
ATM operating revenues. Substantially all of the Company’s revenues are generated from ATM operating and transaction-based fees, which primarily include surcharge fees, interchange fees, bank branding revenues, surcharge-free network fees, and other revenue items, including maintenance fees and fees from advanced-functionality offerings such as check-cashing, image deposit and bill pay services. Such amounts are reflected as “ATM operating revenues” in the accompanying Consolidated Statements of Operations. Surcharge and interchange fees are recognized daily as the underlying ATM transactions are processed. Branding fees are generated by the Company’s bank branding arrangements, under which financial institutions pay a fixed monthly fee per ATM to the Company to put their brand name on selected ATMs within the Company’s ATM portfolio. In return for such fees, the branding institution’s customers can use those branded ATMs without paying a surcharge fee. Pursuant to the SEC’s Staff Accounting Bulletin, Topic 13, Revenue Recognition, the monthly per ATM branding fees, which are subject to escalation clauses within the agreements, are recognized as revenues on a straight-line basis over the term of the agreement. In addition to the monthly branding fees, the Company may also receive a one-time set-up fee per ATM. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate Cardtronics for the burden incurred related to the initial set-up of a branded ATM versus the on-going monthly services provided for the actual branding. Pursuant to the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SAB No. 104, Revenue Recognition, the Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank branding agreements. With respect to the Company’s surcharge-free networks, the Company allows cardholders of financial institutions that participate in the network to utilize the Company’s ATMs on a surcharge-free basis. In return, the participating financial institutions typically pay a fixed fee per month per cardholder to the Company. These surcharge-free network fees are recognized as revenues on a monthly basis as earned. With respect to maintenance services, the Company typically charges a fixed fee per month per ATM to its customers and outsources the fulfillment of those maintenance services to a third-party service provider for a corresponding fixed fee per month per ATM. Accordingly, the Company recognizes such service agreement revenues and the related expenses on a monthly basis, as earned. Finally, with respect to its advanced-functionality offerings, the Company typically recognizes the revenues as the advanced-functionality services are provided and the revenues earned. However, in addition to the transaction-based fees, the Company may also receive upfront payments from third-party service providers associated with providing certain of the advanced-functionality services. Pursuant to SAB No. 104, these fees are deferred and recognized as revenue over the underlying contractual period.
ATM equipment sales. The Company also generates revenues from the sale of ATMs to merchants and certain equipment resellers. Such amounts are reflected as “ATM product sales and other revenues” in the accompanying Consolidated Statements of Operations. Revenues related to the sale of ATMs to merchants are recognized when the equipment is delivered to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to Associate value-added resellers (“VARs”), the Company recognizes and invoices revenues related to such sales when the equipment is shipped from the manufacturer to the Associate VAR. The Company typically extends 30-day terms and receives payment directly from the Associate VAR irrespective of the ultimate sale to a third party.
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

(n) Stock-Based Compensation
The Company accounts for its stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires companies to calculate the fair value of stock-based instruments awarded to employees on the date of grant and to recognize the calculated fair value as compensation cost over the requisite service period. For additional information on the Company’s stock-based compensation, see Note 3.
(o) Derivative Instruments
The Company utilizes derivative financial instruments to hedge its exposure to changing interest rates related to the Company’s ATM cash management activities. The Company does not enter into derivative transactions for speculative or trading purposes.
The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires derivative instruments to be recorded at fair value in a company’s balance sheet. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under SFAS No. 157, Fair Value Measurements), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. As of December 31, 2008, all of the Company’s derivatives were considered to be cash flow hedges under SFAS No. 133 and, accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive loss line in the accompanying Consolidated Balance Sheets. See Note 16 for more details on the Company’s derivative financial instrument transactions.
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
The carrying amount of the Company’s cash and cash equivalents and other current assets and liabilities approximates fair value due to the relatively short maturities of these instruments. The carrying amount of the Company’s interest rate swaps (see Note 16), which was a liability of $32.2 million as of December 31, 2008. See Note 16 for information on how the fair value of these swaps was calculated. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that such borrowings are subject to floating market interest rates. As of December 31, 2008, the fair value of the Company’s $300.0 million senior subordinated notes (see Note 10) totaled $201.0 million. The fair values of these financial instruments were based on the quoted market price for such notes as of year end.
(q) Foreign Currency Translation
As a result of the Bank Machine acquisition in May 2005 and the Cardtronics Mexico acquisition in February 2006, the Company is exposed to foreign currency translation risk. The functional currency for the acquired Bank Machine and Cardtronics Mexico operations are the British pound and the Mexican peso, respectively. Accordingly, results of operations of our United Kingdom and Mexico subsidiaries are translated into United States dollars using average exchange rates in effect during the periods in which those results are generated. Furthermore, the Company’s foreign operations’ assets and liabilities are translated into United States dollars using the exchange rate in effect as of each balance sheet reporting date. The resulting translation adjustments have been included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
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

(r) Comprehensive Loss
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Accumulated other comprehensive loss is displayed as a separate component of stockholders’ (deficit) equity in the accompanying Consolidated Balance Sheets, and current period activity is reflected in the accompanying Consolidated Statements of Comprehensive Loss. The Company’s comprehensive loss is composed of (i) net loss; (ii) foreign currency translation adjustments; and (iii) unrealized losses associated with the Company’s interest rate hedging activities.
The following table sets forth the components of accumulated other comprehensive loss as of December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Foreign currency translation adjustments	$(32,203)	$9,126
Unrealized losses on interest rate swaps	(32,152)	(13,644)

Total accumulated other comprehensive loss	$(64,355)	$(4,518)

See Note 16 for additional information on the Company’s deferred taxes and related valuation allowances associated with its interest rate swaps.
(s) Treasury Stock
Treasury stock is recorded at cost and carried as a reduction to stockholders’ equity until retired or reissued.
(t) Advertising Costs
Advertising costs are expensed as incurred and totaled $1.9 million, $2.2 million, and $0.8 million during the years ended December 31, 2008, 2007, and 2006, respectively. The higher level of advertising expense during 2008 and 2007 was primarily the result of $0.8 million and $1.4 million, respectively, in costs incurred to promote the advanced-functionality services associated with the acquired 7-Eleven Financial Services Business. For additional details on this acquisition, see Note 2.
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
(v) New Accounting Pronouncements
The Company adopted the following accounting standard and interpretation effective January 1, 2008:
Fair Value Measurements. The Company adopted SFAS No. 157, Fair Value Measurements, effective January 1, 2008, except as noted below. SFAS No. 157 provides guidance on measuring the fair value of assets and liabilities in the financial statements. In summary, SFAS No. 157 does the following:
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
Subsequent to the issuance of SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 12 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
As noted above, the Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to nonrecurring non-financial assets and non-financial liabilities. Nonrecurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value for impairment testing, including goodwill, other intangible assets, and property and equipment. As a result of the adoption of SFAS No. 157, the Company recorded a $1.6 million reduction of the unrealized loss associated with its interest rate swaps, which served to decrease the Company’s liability associated with the interest rate swaps and reduce its other comprehensive loss. This adjustment reflected the consideration of nonperformance risk by the Company for interest rate swaps that were in a net liability position as of March 31, 2008, and the nonperformance risk of the Company’s counterparties for interest rate swaps that were in a net asset position as of March 31, 2008, as measured by the use of applicable credit default spreads, as of the date of adoption. The adoption of SFAS No. 157 did not result in the recording of a cumulative effect of a change in accounting principle.
The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

	Fair Value Measurements
	Total Carrying
	Value	Level 1	Level 2	Level 3
Liabilities associated with interest rate swaps	$32,152	$—	$32,152	$—
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
As of December 31, 2008, the following accounting standards and interpretations had not yet been adopted by the Company:
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
Useful Life of Intangible Assets. In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life if Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (discussed above) and other applicable accounting literature. The Company will adopt the provisions of FSP FAS 142-3 on January 1, 2009 and will (1) apply the useful life estimation provisions of FSP FAS 142-3 to all intangible assets associated with new or renewed contracts on a prospective basis and (2) apply the disclosure provisions to all intangible assets recorded as of the adoption date.
Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which provides guidance on the presentation of minority interest in the financial statements and the accounting for and reporting of transactions between the reporting entity and the holders of the noncontrolling interest. This standard requires that minority interest be presented as a separate component of stockholders’ equity rather than as a “mezzanine” item between liabilities and stockholders’ equity and requires that minority interest be presented as a separate caption in the income statement. In addition, this standard requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The provisions of SFAS No. 160 are to be applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company will adopt the provisions of SFAS No. 160 on January 1, 2009 and does not believe its adoption will have a material impact on the Company’s financial position and results of operations.
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
Unvested Participating Securities. In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We do not expect the adoption of this FSP to impact on our financial position or results of operations.

(2) Acquisitions
Acquisition of 7-Eleven Financial Services Business. On July 20, 2007, the Company acquired substantially all of the assets of the 7-Eleven Financial Services Business for approximately $137.3 million in cash. This acquisition was made as the Company believed the acquisition would provide it with substantial benefits and opportunities to execute its overall strategy, including the addition of high-volume ATMs in prime retail locations, organic growth potential, branding and surcharge-free network opportunities, and future outsourcing opportunities.
The 7-Eleven ATM Transaction included approximately 5,500 ATMs located in 7-Eleven, Inc. (“7-Eleven”) stores throughout the United States, of which approximately 2,000 were advanced-functionality financial self-service ATMs that are capable of providing more sophisticated financial services, such as check-cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), money transfer, bill payment services, and other kiosk-based financial services.
The Company accounted for the 7-Eleven ATM Transaction pursuant to SFAS No. 141, Business Combinations. Accordingly, the Company allocated the total purchase consideration to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The purchase price allocation resulted in goodwill of approximately $62.2 million, which is deductible for tax purposes.
Pro Forma Results of Operations. The Company’s Consolidated Statement of Operations for the year ended December 31, 2008 includes the results of operations of the 7-Eleven Financial Services Business. The following table presents the unaudited pro forma combined results of operations of the Company and the acquired 7-Eleven Financial Services Business, after giving effect to certain pro forma adjustments, including the effects of the issuance of the $100.0 million in senior subordinated notes — Series B issued in conjunction with the acquisition and additional borrowings under its revolving credit facility, as amended (Note 10), for the year ended December 31, 2007 (in thousands, excluding per share amounts). The unaudited pro forma financial results assume that both the 7-Eleven ATM Transaction and related financing transactions occurred on January 1, 2007.

2007
Revenues	$465,808
Income from continuing operations	19,364
Net (loss) income available to common shareholders	(61,497)
Basic net (loss) income per share	$(3.99)

Diluted net (loss) income per share	$(3.99)

This pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that would have occurred had those transactions been consummated on January 1, 2007. Furthermore, such pro forma results are not necessarily indicative of the future results to be expected for the consolidated operations.
Acquisition of Deposit Solutions, Inc. On September 3, 2008, the Company acquired all of the assets of Deposit Solutions, Inc., a small, privately-held company specializing in kiosk-based image deposit solutions. The acquisition included the hiring of the former president of Deposit Solutions, who understands the complexities of both the software and hardware components of image deposit solutions, as well as the assumption of miscellaneous permits, trademarks, and trade names. The Company believes this technology solution will provide an additional image deposit capability that could enhance the roll out of image deposit as well as provide an add-on capability to certain existing locations. The total consideration paid for the acquisition was $0.4 million in cash, the full amount of which was allocated to a non-compete agreement with the former president of Deposit Solutions.
Acquisition of CCS Mexico. In February 2006, the Company acquired a 51.0% ownership stake in CCS Mexico, an independent ATM operator located in Mexico, for approximately $1.0 million in cash consideration and the assumption of approximately $0.4 million in additional liabilities. Additionally, the Company incurred approximately $0.3 million in transaction costs associated with this acquisition. As of December 31, 2008, CCS Mexico, which was renamed Cardtronics Mexico upon the completion of the Company’s investment, operated approximately 2,100 surcharging ATMs in selected retail locations throughout Mexico, and the Company anticipates placing additional surcharging ATMs in other retail establishments throughout Mexico as those opportunities arise.

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
(3) Stock-Based Compensation
As noted in Note 1(n), the Company accounted for its stock-based compensation arrangements under SFAS No. 123R, which requires the grant date fair value of stock-based awards, net of estimated forfeitures, to be recognized as compensation expense on a straight-line basis over the underlying requisite service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the accompanying Consolidated Statements of Operations:

	2008	2007	2006
	(In thousands)
Cost of ATM operating revenues	$621	$87	$51
Selling, general, and administrative expenses	2,895	963	828

Total stock-based compensation expense	$3,516	$1,050	$879

The increase in stock-based compensation expense during the year ended December 31, 2008 was due to the Company’s issuance of 1,682,750 shares of restricted stock and 253,000 stock options to certain of its employees and directors during 2008. Both the restricted shares and the stock options were granted under the Company’s 2007 Stock Incentive Plan (discussed below).
Stock-Based Compensation Plans. The Company currently has two long-term incentive plans — the 2007 Stock Inventive Plan (the “2007 Plan”) and the 2001 Stock Incentive Plan (the “2001 Plan”). The purpose of each of these plans is to provide members of the Company’s Board of Directors and employees of the Company and its affiliates additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. Equity grants awarded under these plans generally vest ratably over four years based on continued employment and expire 10 years from the date of grant.
2007 Plan. In August 2007, the Company’s Board of Directors and the stockholders of the Company approved the 2007 Plan. The adoption, approval, and effectiveness of this plan was contingent upon the successful completion of the Company’s initial public offering, which occurred in December 2007. The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Code, options that do not constitute incentive stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards. The number of shares of common stock that may be issued under the 2007 Plan may not exceed 3,179,393 shares, subject to further adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2008, 253,000 options and 1,682,750 shares of restricted stock had been granted under the 2007 Plan.
2001 Plan. In June 2001, the Company’s Board of Directors adopted the 2001 Plan. Various plan amendments have been approved since that time, the most recent being in November 2007. As a result of the adoption of the 2007 Plan, at the direction of the Board of Directors, no further awards will be granted under the Company’s 2001 Plan. As of December 31, 2008, options to purchase an aggregate of 6,438,172 shares of common stock (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which qualified as non-qualified stock options, and options to purchase 2,342,617 shares of common stock had been exercised.

Stock Options. The following table is a summary of the Company’s stock option transactions for the year ended December 31, 2008:

				Aggregate
	Number of	Weighted Average	Weighted Average	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
			(In years)	(In thousands)
Options outstanding as of January 1, 2008	4,960,041	$7.78
Granted	253,000	$7.95
Exercised	(387,576)	$0.92
Forfeited	(59,613)	$10.55
Cancelled	(476,910)	$11.46

Options outstanding as of December 31, 2008	4,288,942	$7.96	5.99	$383,522

Options vested and exercisable as of December 31, 2008	2,959,021	$6.66	5.12	$383,522
Options exercised during the years ended December 31, 2008, 2007, and 2006 had a total intrinsic value of approximately $2.8 million, $0.3 million, and $0.4 million, respectively, which resulted in tax benefits to the Company of approximately $1.0 million, $0.1 million, and $0.2 million, respectively. However, because the Company is currently in a net operating loss position, such benefits have not been reflected in the accompanying consolidated financial statements, as required by SFAS No. 123R. The cash received by the Company as a result of option exercises was $0.4 million for the year ended December 31, 2008 and was not material in either 2007 or 2006. The Company handles stock option exercises and other stock grants through the issuance of new common shares.
Fair Value Assumptions. The Company utilizes the Black-Scholes option-pricing model to value options, which requires the input of certain subjective assumptions, including the expected life of the options, a risk-free interest rate, a dividend rate, an estimated forfeiture rate, and the future volatility of the Company’s common equity. These assumptions are based on management’s best estimate at the time of grant. Listed below are the assumptions utilized in the fair value calculations for options issued during each fiscal year:

	2008	2007	2006
Weighted average estimated fair value per stock option granted	$3.26	$4.02	$4.24
Valuation assumptions:
Expected option term (in years)	6.25	6.25	6.25
Expected volatility	35.3% – 42.7%	31.8% – 35.3%	34.5% – 35.9%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.8% – 3.5%	3.7% – 4.9%	4.7% – 4.9%
The expected option term of 6.25 years was determined based on the simplified method outlined in SAB No. 107, as issued by the SEC. Such method is based on the vesting period and the contractual term for each grant and is calculated by taking the average of the expiration date and the vesting period for each vesting tranche. In the future, as information regarding post vesting exercise history becomes more available, the Company will change this method of deriving the expected term. Such a change could impact the fair value of options granted in the future. Due to the lack of historical data regarding exercise history, the Company will continue to utilize the simplified method outlined in SAB No. 107, as permitted by SAB No. 110. The estimated forfeiture rates utilized by the Company are based on the Company’s historical option forfeiture rates and represent the Company’s best estimate of future forfeiture rates. In future periods, the Company will monitor the level of actual forfeitures to determine if such estimate should be modified prospectively, as well as adjusting the compensation expense previously recorded.
Prior to December 31, 2007, the Company’s common stock was not publicly-traded. As a result, the expected volatility factors utilized were determined based on historical volatility rates obtained for certain companies with publicly-traded equity that operate in the same or related businesses as that of the Company. The volatility factors utilized represent the simple average of the historical daily volatility rates obtained for each company within this designated peer group over multiple periods of time, up to and including a period of time commensurate with the expected option term discussed above. The Company utilized this peer group approach, as the historical transactions involving the Company’s private equity have been limited and infrequent in nature. The Company believes that the historical peer group volatility rates utilized above are reasonable estimates of the Company’s expected future volatility. As there is not adequate historical information to utilize in determining the volatility of its common stock, the Company continued to utilize volatility factors based on its peer group during 2008 and will continue to do so, while also incorporating its own stock price volatility history until such time as adequate historical information is available to rely solely on its own common stock.

The expected dividend yield was assumed to be zero as the Company has not historically paid, and does not anticipate paying, dividends with respect to its common equity. The risk-free interest rates reflect the rates in effect as of the grant dates for U.S. treasury securities with a term similar to that of the expected option term referenced above.
Non-Vested Stock Options. The following table is a summary of the status of the Company’s non-vested stock options as of December 31, 2008, and changes during the year ended December 31, 2008:

	Number of	Weighted
	Shares Under	Average
	Outstanding	Grant Date
	Options	Fair Value
Non-vested options as of January 1, 2008	2,305,055	$3.28
Granted	253,000	$3.26
Cancelled	(476,910)	$1.76
Forfeited	(34,774)	$3.41
Vested	(716,450)	$3.83

Non-vested options as of December 31, 2008	1,329,921	$3.52

As of December 31, 2008, there was $3.0 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s equity incentive plans. That cost is expected to be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.4 years. The total fair value of options vested during the year ended December 31, 2008 was $1.5 million. Compensation expense recognized related to stock options totaled approximately $1.4 million, $1.0 million, and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Restricted Shares. A summary of the Company’s outstanding restricted shares as of December 31, 2008 and changes during the year ended December 31, 2008 are presented below:

Number of Shares
Restricted shares outstanding as of January 1, 2008	—
Granted	1,682,750
Vested	(3,500)

Restricted shares outstanding as of December 31, 2008	1,679,250

During 2008, the Company granted 1,682,750 restricted shares to certain employees and directors. These shares, the majority of which represent shares that will vest ratably over a four-year service period, had a total grant-date fair value of $14.4 million, or a weighted-average of $8.57 per share. Compensation expense associated with the restricted stock grants totaled approximately $2.1 million during 2008, and based upon our estimates of forfeitures, there was approximately $11.9 million of unrecognized compensation cost associated with these shares as of December 31, 2008, which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 3.4 years.
(4) Earnings per Share
The Company reports its earnings per share in accordance with SFAS No. 128, Earnings per Share. Potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the years ended December 31, 2008, 2007, and 2006, the Company incurred net losses and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. The anti-dilutive securities included all outstanding stock options, all shares of restricted stock, and, for periods prior to their conversion in December 2007, the Company’s Series B redeemable convertible preferred stock.

(5) Related Party Transactions
Subscriptions Receivable. Historically, the Company made loans to certain employees related to past exercises of employee stock options and purchases of the Company’s common stock, as applicable. Such loans, which were initiated in 2003, are reflected as subscriptions receivable in the accompanying Consolidated Balance Sheets. The notes were due in December 2008, but a single note remained unpaid as of year-end and was extended for six additional months. The rate of interest on the note remained at 5.0% per annum. In 2006, the Company repurchased 121,254 shares of the Company’s common stock held by certain of the Company’s executive officers for approximately $1.3 million in proceeds. Such proceeds were primarily utilized by the executive officers to repay the majority of the above-discussed subscriptions receivable, including all accrued and unpaid interest related thereto. Such loans were required to be repaid pursuant to SEC rules and regulations prohibiting registrants from having loans with executive officers. In 2008 and 2007, approximately $195,000 and $95,000 of these loans were repaid by employees. As a result of the repayments, the total amount outstanding under such loans, including accrued interest, was $35,000 and $229,000 as of December 31, 2008 and 2007.
Board of Directors. All members of the Company’s Board of Directors are reimbursed for their reasonable expenses incurred in attending Board and committee meetings. In addition, during 2008, the Company paid the following members of its Board of Directors the following amounts for the services indicated:

	Tim Arnoult	Robert Barone	Jorge Diaz	Dennis Lynch
General Board Member	$30,000	$30,000	$30,000	$30,000
Member of Audit Committee	10,000	10,000	N/A	10,000
Chairman of Audit Committee	N/A	5,000	N/A	N/A
Member of Compensation Committee	N/A	N/A	10,000	N/A
Chairman of Compensation Committee	N/A	N/A	5,000	N/A
Member of Nominating and Governance Committee	10,000	N/A	N/A	10,000
Chairman of Nominating and Governance Committee	—	N/A	N/A	N/A

Total	$50,000	$45,000	$45,000	$50,000

Additionally, in June 2008, the Company granted 5,000 shares of restricted stock to each of the above-listed Directors. The forfeiture restrictions on these shares lapsed in January 2009.
During 2007, the Company paid Messrs. Barone and Diaz $1,000 per Board meeting attended; Messrs. Arnoult and Lynch were not members of the Company’s Board of Directors during 2007. All other Directors were not compensated during 2008 or 2007 for services due to their employment and/or stockholder relationships with the Company.
The CapStreet Group. Fred R. Lummis, the Chairman of the Company’s Board of Directors, is a senior advisor to The CapStreet Group, LLC, the ultimate general partner of CapStreet II and CapStreet Parallel II, which collectively own 22.2% of the Company’s outstanding common stock as of December 31, 2008.
TA Associates. Michael Wilson, a member of the Company’s Board of Directors, is a managing director of TA Associates, Inc., affiliates of which are Cardtronics’ stockholders that own 30.2% of the Company’s outstanding common stock as of December 31, 2008.
Jorge Diaz, a member of the Company’s Board of Directors, is the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv, Inc. In 2008 and 2007, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment. During the years ended December 31, 2008, 2007, and 2006, amounts paid to Fiserv represented approximately 4.5%, 3.1%, and 0.2%, respectively, of the Company’s total cost of revenues and selling, general, and administrative expenses.
Bansi, S.A. Institución de Banca Multiple (“Bansi”), an entity that owns a minority interest in the Company’s subsidiary Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico in the normal course of business, including serving as the vault cash provider, bank sponsor, and landlord for Cardtronics Mexico as well as providing other miscellaneous services. Amounts paid to Bansi represented less than 0.9%, 0.4%, and 0.1% of the Company’s total cost of revenues and selling, general, and administrative expenses for the years ended December 31, 2008, 2007, and 2006 respectively.

(6) Property and Equipment, net
The following is a summary of the components of property and equipment as of December 31, 2008 and 2007:

	2008	2007
	(In thousands)
ATM equipment and related costs	$206,026	$199,146
Office furniture, fixtures, and other	26,815	18,490

Total	232,841	217,636
Less accumulated depreciation	(78,012)	(53,724)

Net property and equipment	$154,829	$163,912

The property and equipment balance include deployments in process, as discussed in Note 1(h), of $5.2 million and $11.7 million as of December 31, 2008 and 2007, respectively.
(7) Intangible Assets
Intangible Assets with Indefinite Lives. The following table depicts the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2008 and 2007, as well as the changes in the net carrying amounts for the year ended December 31, 2008 by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of December 31, 2007	$150,445	$84,050	$690	$200	$4,015	$239,400
Goodwill impairment charge	—	(50,003)	—	—	—	(50,003)
Purchase price adjustments	16	—	—	—	—	16
Foreign currency translation adjustments	—	(21,444)	30	—	(1,093)	(22,507)

Balance as of December 31, 2008	$150,461	$12,603	$720	$200	$2,922	$166,906

During the year ended December 31, 2008, the Company recorded a $50.0 million non-cash impairment charge in its Consolidated Statement of Operations related to the goodwill associated with its United Kingdom reporting unit. This impairment was primarily driven by continued lower than expected results from that portion of its business, coupled with adverse market conditions. For additional information on this charge, see Note 1(j).
Intangible Assets with Definite Lives. The following is a summary of the Company’s intangible assets that are subject to amortization as of December 31, 2008 as well as the weighted average remaining amortization period:

	Weighted
	Average
	Remaining	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount
	(In thousands)
Customer and branding contracts/relationships	7.1	$159,478	$(65,794)	$93,684
Deferred financing costs	4.4	14,080	(5,818)	8,262
Exclusive license arrangements	4.8	5,420	(2,508)	2,912
Non-Compete agreements	4.5	428	(81)	347

Total		$179,406	$(74,201)	$105,205

The majority of the Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from three to twelve years for customer and branding contracts/relationships, four to eight years for exclusive license agreements, and four to five years for its non-compete agreements. Deferred financing costs are amortized through interest expense over the contractual term of the underlying borrowings utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.

Amortization of customer and branding contracts/relationships, exclusive license agreements, and non-compete agreements, including impairment charges, totaled $18.5 million, $18.9 million, and $12.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Amortization for the year ended December 31, 2008 included $0.4 million of impairment charges associated with the write-off of various contract intangible assets associated with the Company’s United States reporting segment. Amortization in 2007 included $5.7 million of additional amortization expense recorded to impair certain contract-based intangible assets of the Company’s U.S. reporting segment. Of this amount, approximately $5.1 million relates to the Company’s merchant contract with Target Corporation (“Target”) that was acquired in 2004. The Company had been in discussions with Target regarding additional services that could be offered under the existing contract to increase the number of transactions conducted on, and cash flows generated by, the underlying ATMs. However, the Company was unable to make any progress in this regard during 2007, and, based on discussions that had been held with Target, concluded that the likelihood of being able to provide such additional services has decreased considerably. Accordingly, the Company concluded that the above impairment charge, which served to write-off the remaining unamortized intangible assets associated with this contract, was warranted during 2007. Also, contributing to the overall increase in amortization expense in 2008 and 2007 when compared to 2006 was the amortization of the contract intangible assets recorded in conjunction with the Company’s acquisition of the 7-Eleven Financial Services Business. See Note 2 for additional details on the 7-Eleven ATM Transaction.
During 2006, the Company recorded approximately $2.8 million in additional amortization expense related to the impairment of the intangible asset associated with the acquired BASC ATM portfolio in the Company’s U.S. reporting segment. Such impairment relates to a reduction in anticipated future cash flows resulting from a higher than anticipated attrition rate associated with this acquired portfolio.
Amortization and write off of deferred financing costs and bond discounts totaled $2.1 million, $1.6 million, and $1.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. The 2006 amount includes a write-off of approximately $0.5 million in deferred financing costs in connection with certain modifications made to the Company’s existing revolving credit facilities.
Estimated amortization expense for the Company’s intangible assets with definite lives for each of the next five years, and thereafter is as follows:

	Customer and		Exclusive
	Branding Contracts /	Deferred	License	Non-Compete
	Relationships	Financing Costs	Agreements	Agreements	Total
	(In thousands)
2009	$16,171	$1,660	$741	$89	$18,661
2010	14,463	1,788	644	72	16,967
2011	13,052	1,931	531	70	15,584
2012	12,403	1,797	463	70	14,733
2013	10,550	1,086	335	46	12,017
Thereafter	27,045	—	198	—	27,243

Total	$93,684	$8,262	$2,912	$347	$105,205

(8) Prepaid Expenses and Other Assets
The following is a summary of prepaid expenses, deferred costs, and other assets as of December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Prepaid Expenses, Deferred Costs, and Other Current Assets
Prepaid expenses	$14,949	$9,915
Deferred costs and other current assets	2,324	1,712

Total	$17,273	$11,627

Prepaid Expenses, Deferred Costs, and Other Non-Current Assets
Prepaid expenses	$1,165	$784
Deferred costs	2,348	2,218
Other	326	1,500

Total	$3,839	$4,502

Prepaid Expenses, Deferred Costs, and Other Current Assets. The overall increase in prepaid expenses, deferred costs, and other current assets from December 31, 2007 to December 31, 2008 was primarily attributable to our domestic operations, which had $4.0 million of higher prepaid maintenance fees as of December 31, 2008. Also contributing to the increase was higher prepaid merchant commissions associated with the Company’s U.K. operations.

(9) Accrued Liabilities
The Company’s accrued liabilities include accrued interest payments, merchant fees and other monies owned to merchants, maintenance costs, and cash management fees. As of December 31, 2008, other accrued expenses include professional services, sales and property taxes, marketing costs, and other miscellaneous charges. As of December 31, 2007, other accrued expenses include marketing costs, costs associated with the Company’s initial public offering, professional services, and other miscellaneous charges. The following is a summary of the Company’s accrued liabilities as of December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Accrued interest	$10,643	$11,257
Accrued merchant fees	10,291	9,933
Accrued armored	5,372	5,879
Accrued maintenance	4,273	6,970
Accrued cash management fees	3,693	5,574
Accrued compensation	3,396	3,832
Accrued merchant settlement	3,111	5,807
Accrued ATM telecommunication fess	1,916	1,424
Accrued interest rate swap payments	1,836	147
Accrued processing costs	1,804	1,477
Accrued purchases	1,085	6,098
Other accrued expenses	7,754	12,126

Total	$55,174	$70,524

(10) Long-Term Debt
The following is a summary of the Company’s long-term debt as of December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Revolving credit facility, including swing-line credit facility as of December 31, 2008 (weighted-average combined rate of 4.6% and 8.3% as of December 31, 2008 and 2007, respectively)	$43,500	$4,000
Senior subordinated notes due August 2013, net of unamortized discounts of $3.4 million and $3.9 million as of December 31, 2008 and 2007, respectively	296,637	296,088
Other	6,052	8,527

Total	346,189	308,615
Less current portion	1,373	882

Total excluding current portion	$344,816	$307,733

Financing Facilities
Revolving Credit Facility. The Company’s revolving credit facility provides for $175.0 million in borrowings, subject to certain restrictions. Borrowings under the facility currently bear interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, which was 2.25% as of December 31, 2008. Additionally, the Company pays a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. Substantially all of the Company’s assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s domestic subsidiaries has guaranteed the Company’s obligations under such facility.
The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt that the Company can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, including dividends, and (iv) limitations on the amount of capital expenditures that the Company can incur on a rolling 12-month basis. There are currently no restrictions on the ability of the Company’s wholly-owned subsidiaries to declare and pay dividends directly to the Company. As of December 31, 2008, the Company was in compliance with all applicable covenants and ratios under the facility.

As of December 31, 2008, $43.5 million of borrowings were outstanding under the revolving credit facility. Additionally, the Company had posted $4.9 million in letters of credit under the facility in favor of the lessors under the ATM equipment leases that the Company assumed in connection with the 7-Eleven ATM Transaction and $4.3 million serving to secure the Company’s borrowing under its U.K. subsidiary’s overdraft facility (further discussed below). These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, further reduce the Company’s borrowing capacity under the facility. As of December 31, 2008, the Company’s available borrowing capacity under the amended facility, as determined under the EBITDA and interest expense covenants contained in the agreement, totaled approximately $122.3 million.
Senior Subordinated Notes. In August 2005, the Company issued $200.0 million of 9.25% senior subordinated notes (the “Series A Notes”). In July 2007, the Company issued $100.0 million of 9.25% senior subordinated notes — Series B (the “Series B Notes”, or, collectively with the Series A Notes, the “Notes”). Both the Series A Notes and the Series B Notes were originally issued pursuant to Rule 144A of the Securities Act of 1933 but were subsequently registered with the SEC in October 2006 and July 2008, respectively. The Notes are subordinate to borrowings made under the revolving credit facility, mature in August 2013, and carry a 9.25% coupon. Interest is paid semiannually in arrears on February 15th and August 15th of each year. The Notes, which are guaranteed by the Company’s domestic subsidiaries, contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness and make certain types of restricted payments, including dividends. Under the terms of the indenture, at any time prior to August 15, 2009, the Company may redeem all or part of the Series A Notes at a redemption price equal to the sum of 100% of the principal amount plus an “Applicable Premium”, as defined in the indenture, plus any accrued and unpaid interest. On or after August 15, 2009, the Company may redeem all or a part of the Notes at the redemption prices set forth by the indenture plus any accrued and unpaid interest.
As of December 31, 2008, the Company was in compliance with all applicable covenants required under the Notes.
Other Facilities. In addition to the above, the Company has the following financing facilities:
•
Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. Such facility, which bears interest at 1.75% over the bank’s base rate (2.0% as of December 31, 2008) and is secured by a letter of credit posted under the Company’s revolving credit facility, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of December 31, 2008, approximately £99,000 ($145,000) of this overdraft facility had been utilized to help fund certain working capital commitments. Amounts outstanding under the overdraft facility are reflected in accounts payable in the Company’s Consolidated Balance Sheet, as such amounts are automatically repaid once cash deposits are made to the underlying bank accounts. As discussed in the Revolving Credit Facility section above, the Company has posted a letter of credit under its corporate revolving credit facility to secure this facility.

•
Cardtronics Mexico equipment financing agreements. During 2006 and 2007, Cardtronics Mexico entered into six separate five-year equipment financing agreements with a single lender. Such agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. As of December 31, 2008, approximately $83.4 million pesos ($6.1 million U.S.) were outstanding under the agreements in place at the time, with future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the loan agreement, the Company has issued a guaranty for 51.0% of the obligations under this agreement (consistent with its ownership percentage in Cardtronics Mexico.) As of December 31, 2008, the total amount of the guaranty was $42.5 million pesos ($3.1 million U.S.).

Debt Maturities
Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2008, were as follows (in thousands) for the years indicated:

2009	$1,373
2010	1,700
2011	1,878
2012	44,601
2013	300,000

Total	$349,552

Reflected in the 2013 amount in the above table is the full face value of the Company’s Notes, which have been reflected net of unamortized discounts of approximately $3.4 million in the accompanying Consolidated Balance Sheet as of December 31, 2008.
(11) Asset Retirement Obligations
Asset retirement obligations consist primarily of deinstallation costs of the Company’s ATMs and the costs to restore the ATM site to its original condition. In most cases, the Company is contractually required to perform this deinstallation and restoration work. In accordance with SFAS No. 143, for each group of ATMs, the Company has recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over the estimated useful lives of the underlying ATMs, and the related liabilities are being accreted to their full value over the same period of time.
The following is a summary of the changes in the Company’s asset retirement obligation liability for the years ended December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Asset retirement obligation as of beginning of period	$17,448	$9,989
Additional obligations	3,874	9,805
Accretion expense	1,636	1,122
Payments	(3,356)	(1,551)
Change in estimates	2,918	(1,974)
Foreign currency translation adjustments	(1,451)	57

Asset retirement obligation as of end of period	$21,069	$17,448

The change in estimates during the year ended December 31, 2008 primarily relates to the Company’s ATMs installed in the United Kingdom, for which the Company recorded an additional $3.2 million of additional liabilities in 2008. The incremental amount recorded represents the difference in the costs that the Company originally estimated it would incur to deinstall the ATMs and the actual costs incurred on the deinstallations. Partially offsetting the $3.2 million was a $0.3 million write-off of residual liability amounts associated with a portfolio of ATMs previously installed at one of the Company’s merchant customers in the United States. As the entire portfolio of machines was deinstalled in conjunction with the Company’s Triple-DES security upgrade efforts in 2007 and 2008, the Company no longer has any further deinstallation obligations associated with the previously-installed ATMs. The $0.3 million reduction represents the difference in the costs that the Company originally estimated it would incur to deinstall the ATMs and the actual costs incurred on the deinstallations.
The significant amount of additional obligations reflected above for the year ended December 31, 2007 reflects new ATM deployments in all of the Company’s markets during the period as well as the obligations assumed in connection with the 7-Eleven ATM Transaction. The change in estimate for the year ended December 31, 2007 represents a change in the anticipated amount the Company will incur to deinstall and refurbish certain merchant locations in the United States, based on actual costs incurred on recent ATM deinstallations.

(12) Other Liabilities
The following is a summary of the components of the Company’s other liabilities as of December 31, 2008 and 2007:

	2008	2007
	(In thousands)
Current Portion of Other Long-Term Liabilities
Interest rate swaps	$13,788	$4,489
Obligations associated with acquired unfavorable contracts	8,203	9,233
Deferred revenue	1,879	1,789
Other current liabilities	432	690

Total	$24,302	$16,201

Other Long-Term Liabilities
Interest rate swaps	$18,364	$9,155
Obligations associated with acquired unfavorable contracts	—	9,355
Deferred revenue	3,604	3,380
Minority interest in subsidiary	624	—
Other long-term liabilities	1,999	1,502

Total	$24,591	$23,392

The increase in other liabilities is primarily due to changes in the fair value of the Company’s interest rate swaps. As a result of decreases in domestic interest rates during 2008, the liability associated with the Company’s interest rates swaps increased during 2008. See Note 16 for additional information on the Company’s interest rate swaps.
Partially offsetting the above increase in other long-term liabilities was a decline in obligations associated with acquired unfavorable contracts, the majority of which related to certain unfavorable equipment operating leases and an operating contract assumed as part of the 7-Eleven ATM Transaction. These liabilities are being amortized over the remaining terms of the underlying contracts and serve to reduce the corresponding ATM operating expense amounts to the fair value of these services as of the date of the acquisition. The majority of the underlying contracts associated with these liabilities expire during 2009 and, as a result, the remaining liabilities should be amortized over 2009.
Minority Interest in Subsidiary. As of December 31, 2007, the cumulative losses generated by Cardtronics Mexico and allocable to the minority interest stockholders exceeded the underlying equity amounts of the minority interest stockholders. As Cardtronics is the entity that consolidates Cardtronics Mexico, all losses generated by Cardtronics Mexico were being allocated 100.0% to Cardtronics until such time that Cardtronics Mexico generates a cumulative amount of earnings sufficient to cover all excess losses allocable to the Company, or until such time that the minority interest stockholders contribute additional equity to Cardtronics Mexico in an amount sufficient to cover the losses. In 2008, Cardtronics, Inc. and the minority interest stockholders in Cardtronics Mexico made additional capital contributions of $1.8 million and $1.7 million, respectively. As the contribution made by the minority interest stockholders exceeded the excess losses that had been absorbed by Cardtronics, Inc., the Company now has a minority interest payable on its books for the excess of the contribution over the previously absorbed losses.
(13) Redeemable Convertible Preferred Stock
During 2005, the Company issued 929,789 shares of its Series B redeemable convertible preferred stock (the “Series B Stock”), of which 894,568 shares were issued to affiliates of TA Associates, Inc. (the “TA Funds”) for $75.0 million in proceeds and the remaining 35,221 shares were issued as partial consideration for the Bank Machine acquisition. Shareholders of the Series B Stock had certain preferences to the Company’s common shareholders, including board representation rights and the right to receive their original issue price prior to any distributions being made to the common shareholders as part of a liquidation, dissolution or winding up of the Company. In addition, shares of the Series B Stock were convertible into the same number of shares of the Company’s common stock, as adjusted for future stock splits and the issuance of dilutive securities. The Series B Stock had no stated dividends and shares were redeemable at the option of a majority of the Series B shareholders at any time on or after the earlier of (i) December 2013 and (ii) the date that is 123 days after the first day that none of the Company’s 9.25% senior subordinated notes remain outstanding, but in no event earlier than February 2010.

On June 1, 2007, the Company entered into a letter agreement with the TA Funds pursuant to which the TA Funds agreed to (i) approve the 7-Eleven ATM Transaction and (ii) not transfer or otherwise dispose of any of their shares of Series B Stock during the period beginning on the date thereof and ending on the earlier of the date the 7-Eleven ATM Transaction closed (i.e., July 20, 2007) or September 1, 2007. Pursuant to the terms of the letter agreement, the Company amended the terms of its Series B Stock in order to increase, under certain circumstances, the number of shares of common stock into which the TA Funds’ Series B Stock would be convertible in the event the Company completes an initial public offering. In December 2007, the Company completed its initial public offering, and based on the $10.00 per share offering price and the terms of the letter agreement, the 894,568 shares held by the TA Funds converted into 12,259,286 shares of common stock (on a split-adjusted basis). Based on the $10.00 initial public offering price, the value of the incremental shares received by the TA Funds in connection with this induced conversion totaled $36.0 million. Such amount is reflected as an increase in the Company’s net loss available to common stockholders for the year ended December 31, 2007. This induced conversion charge would typically be reflected as an increase in additional paid-in capital and a reduction of retained earnings. However, as the Company is in an accumulated deficit position, this reduction is recorded against additional paid-in capital instead, resulting in offsetting charges within additional paid-in capital.
The following shows changes in the net carrying value of the Company’s Series B Stock for the years ended December 31, 2007 and 2006:

	2007	2006
	(In thousands)
Balance as of January 1	$76,594	$76,329
Accretion of issuance costs	251	265
Conversion into common stock	(76,845)	—

Balance as of December 31	$—	$76,594

(14) Employee Benefits
The Company offers a 401(k) plan to its employees and in 2007, the Company began matching 25% of employee contributions up to 6.0% of the employee’s salary (for a maximum matching contribution of 1.5% of the employee’s salary by the Company). Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20% per year.
(15) Commitments and Contingencies
Legal and Other Regulatory Matters
In 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers, filed a complaint in the New York State Supreme Court alleging that Cardtronics had breached its ATM operating agreement with the Customer by failing to pay the Customer the proper amount of fees under the agreement. The Customer is claiming that it is owed no less than $600,000 in lost revenues, exclusive of interests and costs, and projects that additional damages will accrue to them at a rate of approximately $100,000 per month, exclusive of interest and costs. As the term of the Company’s operating agreement with the Customer extends to December 2014, the Customer’s claims could exceed $12.0 million. In response to a motion for summary judgment filed by the Customer and a cross-motion filed by the Company, the New York State Supreme Court ruled in September 2007 that the Company’s interpretation of the ATM operating agreement was the appropriate interpretation and expressly rejected the Customer’s proposed interpretations. The Customer has appealed this ruling, and on August 5, 2008, the Court of Appeals remanded the case back to the New York State Supreme Court for trial on the merits. Notwithstanding that decision, the Company believes that the ultimate resolution of this dispute will not have a material adverse impact on its financial condition or results of operations.

In late 2007, a security incident occurred that affected a previous third-party service provider which, in turn, potentially affected certain of the Company’s ATMs located in the stores of one of the Company’s merchant customers in the United States. The Company subsequently received a notification from a financial institution indicating that it believes approximately $3.0 million in fraudulent cash withdrawals occurred on that financial institution’s network of ATMs as a result of the security incident. The Company was also informed that approximately $1.7 million in cash had been seized by law enforcement from the suspected perpetrators of the fraudulent ATM withdrawals. Although the Company denied that these losses were connected in any way to the security incident, the Company and the financial institution negotiated a compromise and settlement that completely resolved any claims of the financial institution relating to the security incident. The claim was a covered loss under the Company’s insurance policies and, therefore, this claim had no material impact on the Company’s financial results. There are no other fraud loss claims related to this security incident. However, to the extent additional notifications are received by, or loss claims are made against, the Company related to this security incident in the future, the Company intends to work through its normal process with its insurance carrier and its partners to determine the appropriate means of addressing those notifications or claims. In the event the Company is unsuccessful in its efforts to effectively address any such notifications or claims, and it is determined that the Company is liable for any losses that are deemed to have resulted from the security incident, the Company’s financial results could be negatively impacted.
The Company is defending claims in Nathanson v. Cardtronics, Inc. et. al., a putative class-action lawsuit concerning balance inquiry transactions at the Company’s ATMs located in California. The plaintiff alleges that the ATMs of the companies named in the lawsuit violated California state laws by not disclosing the possibility that consumers’ financial institutions would impose fees for balance inquiry transactions conducted through the companies’ ATMs, and asserts claims under California law for either wrongful collection of a fee and/or for failure to notify the plaintiff of the fee. The plaintiff seeks unspecified damages and injunctive relief for himself and a class of other consumers who allegedly paid such fees without notice in the four-year period prior to the filing of the lawsuit. The lawsuit was originally filed in state court, and Cardtronics removed the lawsuit to federal court; after briefing by the parties, the federal court has ruled that federal jurisdiction is proper. The Company has filed a motion to dismiss the case for failure to state a valid claim. Briefing has been completed, and the motion is under consideration by the court. The Company plans to vigorously oppose all claims and believes it has fully complied with California law in all respects and that the claims are legally and factually invalid.
The Company is also subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims, and management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on its financial condition or results of operations.
Capital and Operating Lease Obligations
Capital Lease Obligations. In 2007, the Company assumed responsibility for certain capital lease contracts in the 7-Eleven ATM Transaction that will expire by the end of 2010, the majority of which expire in 2009. Upon the fulfillment of certain payment obligations related to the capital leases, ownership of the ATMs transfers to the Company. As of December 31, 2008, approximately $1.0 million of capital lease obligations were included within the Company’s Consolidated Balance Sheet.
Future minimum lease payments under the Company’s capital leases as of December 31, 2008 were as follows (in thousands) for the years indicated:

2009	$757
2010	235

Total minimum lease payments	$992

Operating Lease Obligations. In addition to the capital leases assumed in conjunction the 7-Eleven ATM Transaction, the Company also assumed certain operating leases in connection with the acquisition. In conjunction with its purchase price allocation related to the 7-Eleven ATM Transaction, the Company recorded approximately $8.7 million of other liabilities (current and long-term) to value certain unfavorable equipment operating leases assumed as part of the acquisition. These liabilities are being amortized over the remaining terms of the underlying leases, the majority of which expire in late 2009, and serve to reduce ATM operating lease expense amounts to the fair value of these services as of the date of the acquisition. During the year ended December 31, 2008, the Company recognized approximately $3.7 million in lease expense reductions associated with the amortization of these liabilities. Upon the expiration of the operating leases, the Company will be required to renew such lease contracts, enter into new lease contracts, or purchase new or used ATMs to replace the leased equipment. Additionally, as of December 31, 2008, the Company has posted $4.9 million in letters of credit related to these operating and capital leases upon which the lessors can draw in the event the Company fails to make schedules payments under the leases. These letters of credit, which are reduced periodically as payments are made under the leases, will be released upon the expiration of the leases.

In addition to the ATM operating leases assumed in connection with the 7-Eleven ATM Transaction, the Company was a party to several operating leases as of December 31, 2008, primarily for office space and the rental of space at certain merchant locations. Such leases expire at various times during the next ten years.
Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2008 were as follows for each of the five years indicated and in the aggregate thereafter (in thousands). Although the Company will receive the benefit of the amortization of the liabilities associated with the ATM operating leases assumed in the 7-Eleven ATM Transaction, such benefit has been excluded for the purposes of this disclosure. Additionally, in conjunction with the move of its corporate headquarters, the Company has sublet portions of its previous facilities. Due to the immateriality of the sublease rentals, such amounts have been excluded from the below figures.

2009	$9,400
2010	4,646
2011	4,106
2012	3,988
2013	3,879
Thereafter	9,590

Total minimum lease payments	$35,609

Total rental expense under the Company’s operating leases, net of sublease income, was approximately $7.3 million, $5.8 million, and $7.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. Rental expense in 2008 and 2007 is presented net of $3.7 million and $1.7 million of expense reductions related to the liabilities recorded to value the unfavorable operating leases.
Other Commitments
Asset retirement obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. The Company is legally required to perform this deinstallation and restoration work. The Company had $21.1 million accrued for such liabilities as of December 31, 2008. For additional information on the Company’s asset retirement obligations, see Note 11.
Purchase commitments. As of December 31, 2008, the Company had entered into an agreement to purchase $5.0 million in ATMs and $0.4 million of professional services from one of its primary ATM suppliers during 2009. The Company had no other material purchase commitments as of year-end.
(16) Derivative Financial Instruments
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
To meet the above objective, the Company has entered into several LIBOR-based and federal funds effective rate-based interest rate swaps to fix the interest rate paid on $550.0 million of the Company’s current and anticipated outstanding ATM cash balances in the United States. The swaps in place as of December 31, 2008 serve to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)
$550,000	4.30%	January 1, 2009 – December 31, 2009
$550,000	4.11%	January 1, 2010 – December 31, 2010
$400,000	3.72%	January 1, 2011 – December 31, 2011
$200,000	3.96%	January 1, 2012 – December 31, 2012

As of December 31, 2008 and December 31, 2007, the Company had a net liability of $32.2 million and $13.6 million, respectively, recorded in its Consolidated Balance Sheets related to the above interest rate swaps, which represented the fair value liability of such agreements as the instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under SFAS No. 157), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, changes in the fair values of such swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. During the year ending December 31, 2009, the Company expects approximately $13.8 million of the losses included in accumulated other comprehensive loss to be reclassified into cost of ATM operating revenues as a yield adjustment to the hedged forecasted interest payments on the Company’s expected ATM vault cash balances. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amount related to these interest rate swaps as of December 31, 2008 and 2007, as management does not believe that it will be able to realize the benefits associated with its deferred tax asset positions.
Net amounts paid or received under such swaps are recorded as adjustments to the Company’s “Cost of ATM operating revenues” in the accompanying Consolidated Statements of Operations, as the Company utilizes the interest rate swaps to economically hedge exposure to variable interest rates charged on outstanding vault cash balances, a cost of revenues activity. During the years ended December 31, 2008, 2007, and 2006, the gains or losses as a result of ineffectiveness associated with the Company’s interest rate swaps were immaterial.
As of December 31, 2008, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico.
(17) Income Taxes
Income tax expense (benefit) based on the Company’s loss before income taxes consists of the following for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(In thousands)

Current:
U.S. federal	$—	$—	$—
State and local	284	111	28
Foreign	—	—	30

Total current	$284	$111	$58

Deferred:
U.S. federal	$3,350	$4,963	$(584)
State and local	66	(153)	251
Foreign	(2,762)	(285)	787

Total deferred	654	4,525	454

Total	$938	$4,636	$512

Income tax expense differs from amounts computed by applying the statutory rate to loss before taxes as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(In thousands)
Income tax benefit at the statutory rate of 34.0%	$(23,494)	$(7,637)	$(6)
State tax, net of federal benefit	408	(376)	195
Change in United Kingdom statutory tax rate	—	(208)	—
Non-deductible expenses	15,651	21	52
Potential non-deductible interest of foreign subsidiary	1,817	—	205
Impact of foreign rate differential	962	81	(55)
Other	26	21	16

Subtotal	(4,630)	(8,098)	407
Change in valuation allowance	5,568	12,734	105

Total tax expense	$938	$4,636	$512

Of the $15.7 million in non-deductible expenses for 2008, as shown in the table above, $17 million is associated with the $50.0 million goodwill impairment charge related to the Company’s investment in its United Kingdom operation.

The net current and non-current deferred tax assets and liabilities (by tax jurisdiction) as of December 31, 2008 and 2007 were as follows:

	United States		United Kingdom		Mexico		Consolidated
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands)
Current deferred tax asset	$1,450	$2,268	$107	$216	$165	$88	$1,722	$2,572
Valuation allowance	(891)	(1,927)	(107)	—	(165)	(88)	(1,163)	(2,015)
Current deferred tax liability	(559)	(341)	—	—	—	—	(559)	(341)

Net current deferred tax asset	—	—	—	216	—	—	—	216

Non-current deferred tax asset	31,466	22,610	1,137	137	910	463	33,513	23,210
Valuation allowance	(26,274)	(15,442)	(1,137)	—	(595)	(401)	(28,006)	(15,843)
Non-current deferred tax liability	(16,865)	(15,534)	—	(3,251)	(315)	(62)	(17,180)	(18,847)

Net non-current deferred tax liability	(11,673)	(8,366)	—	(3,114)	—	—	(11,673)	(11,480)

Net deferred tax liability	$(11,673)	$(8,366)	$—	$(2,898)	$—	$—	$(11,673)	$(11,264)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, were as follows:

	2008	2007
	(In thousands)
Current deferred tax assets:
Reserve for receivables	$199	$233
Accrued liabilities and reserves	949	1,857
Other	574	482

Subtotal	1,722	2,572
Valuation allowance	(1,163)	(2,015)

Current deferred tax assets	559	557

Non-current deferred tax assets:
Net operating loss carryforward	17,706	16,656
Unrealized loss on derivative instruments	10,932	4,974
Share-based compensation	1,703	507
Asset retirement obligations	431	850
Tangible and intangible assets	1,502	—
Deferred revenue and reserves	1,164	167
Other	75	56

Subtotal	33,513	23,210
Valuation allowance	(28,006)	(15,843)

Non-current deferred tax assets	5,507	7,367

Current deferred tax liabilities:
Other	(559)	(341)

Current deferred tax liabilities	(559)	(341)

Non-current deferred tax liabilities:
Tangible and intangible assets	(9,044)	(13,374)
Deployment costs	(7,890)	(5,449)
Other	(246)	(24)

Non-current deferred tax liabilities	(17,180)	(18,847)

Net deferred tax liability	$(11,673)	$(11,264)

During the years ended December 31, 2008 and 2007, the Company increased its valuation allowance by approximately $11.3 million and $17.7 million, respectively. Such increases were largely due to the Company’s decision to establish valuation allowances in 2008 for the net deferred tax asset balance associated with its United Kingdom operation, and in 2007 for the net deferred tax asset balance associated with its domestic operation. Such decisions were made as the Company determined that it is more likely than not that such benefits will not be realized in the future. Furthermore, the Company has determined that the future tax benefits in all of its operating segments will not be recognized until it is more likely than not that such benefits will be utilized.
The deferred taxes associated with the Company’s unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets, net of any applicable valuation allowances. Accordingly, approximately $6.0 million and $5.0 million of the changes in the Company’s valuation allowances for the years ended December 31, 2008 and 2007, respectively, have not been reflected within the Company’s tax provision line item within the accompanying Consolidated Statements of Operations.

As of December 31, 2008, the Company had approximately $51.4 million in United States federal net operating loss carryforwards that will begin expiring in 2021, and $19.3 million in state net operating loss carryforwards that will begin expiring in 2009. The United States federal net operating loss amount excludes approximately $1.2 million in potential future tax benefits associated with employee stock option exercises that occurred from 2006 to 2008. Because the Company is currently in a net operating loss position, such benefits have not been reflected in the Company’s consolidated financial statements, as required by SFAS No. 123R. As noted above, the Company has established a valuation allowance for its net deferred tax asset balance in the United States as of December 31, 2008, which includes the deferred tax effects of the above net operating loss carryforwards.
As of December 31, 2008, the Company had approximately $3.0 million in net operating loss carryforwards in Mexico that will begin expiring in 2009. However, as noted above, the deferred tax benefit associated with such carryforwards has been fully reserved for through a valuation allowance. If realized, approximately $43,000 of such valuation allowance will be applied to reduce the goodwill balance recorded in connection with the Company’s acquisition of a majority stake in CCS Mexico.
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
(18) Concentration Risk
Significant Supplier. The Company purchased equipment from one supplier that accounted for 68.6% and 58.2% of the Company’s total ATM purchases for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, accounts payable to this supplier represented approximately 3.8% and 18.8%, respectively, of the Company’s consolidated accounts payable balances.
Significant Vendors. The Company obtains the cash to fill a substantial portion of its domestic Company-owned, and, in some cases, merchant-owned, ATMs from Bank of America and Wells Fargo. As of December 31, 2008, the Company had $835.4 million in cash in its domestic ATMs, of which 54.6% was provided by Bank of America and 44.7% was provided by Wells Fargo. The Company’s vault cash agreement with Bank of America currently extends through October 2010 and Bank of America is required to provide 360 days prior written notice of its intent not to renew. If such notice is not received, then the contract will automatically renew for an additional one-year period. The Company’s agreement with Wells Fargo currently extends through July 2009 and Wells Fargo is required to provide 180 days prior written notice of its intent not to renew. If such notice is not received, then the contract automatically renews for an additional one-year period. Although the Company did not receive notice from Wells Fargo of its intent not to renew 180 days prior to the current expiration date, the contract contains a provision that allows Wells Fargo to modify the pricing terms contained within in the agreement and, in the event both parties do not agree to the pricing modifications, then the agreement will not renew beyond such expiration date.
Significant Customers. For the years ended December 31, 2008 and 2007, we derived 44.7% and 32.8% (or 45.4% on a pro forma basis for the 7-Eleven ATM Transaction), respectively, of our total revenues from ATMs placed at the locations of our five largest merchants. For the year ended December 31, 2008, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Target, and Duane Reade. For the year ended December 31, 2007, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Target, and ExxonMobil. 7-Eleven, which represents the single largest merchant customer in our portfolio, comprised over 30.0% and 17.5% (or 33.0% on a pro forma basis for the 7-Eleven ATM Transaction) of our total revenues for the year ended December 31, 2008 and 2007, respectively. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven and these other merchants.

(19) Segment Information
Prior to the 7-Eleven ATM Transaction, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments. Subsequent to the consummation of the 7-Eleven ATM Transaction, the Company determined that the advanced-functionality services provided through the acquired advanced-functionality ATMs exhibited different economic characteristics than the traditional ATM services provided by its other three segments, in large part due to the anticipated losses associated with providing such advanced-functionality services and the fact that these operations were managed and reviewed separately by management. Accordingly, the Company treated the advanced-functionality operations as a separate reporting segment (“Advanced Functionality”) during the majority of 2007 and 2008. However, as a result of the significant improvements in the operating results of these operations and an internal reorganization that changed the way the Company manages and reviews the results of these operations, the advanced-functionality operations have been integrated into the Company’s domestic operations and combined with the Company’s United States reporting segment. Based on the foregoing, as of December 31, 2008, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.
Management uses earnings before interest expense, income taxes, depreciation expense, accretion expense, and amortization expense (“EBITDA”) to assess the operating results and effectiveness of its business segments. Additionally, during the year ended December 31, 2008, the Company recorded a $50.0 million impairment charge of the goodwill associated with its United Kingdom operations, which the Company has also excluded from EBITDA. This charge has been excluded as goodwill and associated write-downs would be company-specific and management feels the inclusion of such a charge in EBITDA would not contribute to management’s understanding of the operating results and effectiveness of its business. Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with GAAP. Below is a reconciliation of EBITDA to net loss for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
	(In thousands)
EBITDA	$72,064	$54,439	$55,631
Depreciation and accretion expense	39,414	26,859	18,595
Amortization expense	18,549	18,870	11,983
Goodwill impairment charge	50,003	—	—
Interest expense, net, including amortization and write-off of financing costs and bond discounts	33,197	31,164	25,072
Income tax expense	938	4,636	512

Net loss	$(70,037)	$(27,090)	$(531)

The following tables reflect certain financial information for each of the Company’s reporting segments. All intercompany transactions between the Company’s reporting segments have been eliminated.

	For The Year Ended December 31, 2008
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$404,716	$74,155	$14,143	$—	$493,014
Intersegment revenue	1,199	—	—	(1,199)	—
Cost of revenues	303,351	63,552	11,823	(1,199)	377,527
Selling, general, and administrative expenses	33,316	4,677	1,075	—	39,068

EBITDA	67,525	2,963	762	814	72,064

Depreciation and accretion expense	26,238	11,587	1,627	(38)	39,414
Amortization expense	16,174	2,326	49	—	18,549
Goodwill impairment charge	—	50,003	—	—	50,003
Interest expense, net	26,760	5,673	764	—	33,197

Capital expenditures, excluding acquisitions	29,258	27,415	4,474	—	61,147

	For The Year Ended December 31, 2007
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$310,078	$63,389	$4,831	$—	$378,298
Intersegment revenue	82	—	—	(82)	—
Cost of revenues	244,433	44,925	3,985	(50)	293,293
Selling, general, and administrative expenses	23,548	4,525	1,268	16	29,357

EBITDA	41,206	13,471	(454)	216	54,439

Depreciation and accretion expense	19,005	7,456	421	(23)	26,859
Amortization expense	17,000	1,821	49	—	18,870
Interest expense, net	26,421	4,443	300	—	31,164

Capital expenditures, excluding acquisitions	31,885	33,982	5,446	—	71,313
Additions to equipment to be leased to customers	—	—	548	—	548

	For The Year Ended December 31, 2006
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$250,425	$42,157	$1,023	$—	$293,605
Intersegment revenue	340	—	—	(340)	—
Cost of revenues	193,673	27,157	717	(254)	221,293
Selling, general, and administrative expenses	17,823	3,206	641	(3)	21,667

EBITDA	45,083	10,932	(298)	(86)	55,631

Depreciation and accretion expense	14,155	4,401	39	—	18,595
Amortization expense	10,664	1,274	45	—	11,983
Interest expense, net	21,767	3,300	5	—	25,072

Capital expenditures, excluding acquisitions	19,384	14,912	1,598	—	35,894
Additions to equipment to be leased to customers	—	—	197	—	197
Identifiable Assets:

	December 31, 2008	December 31, 2007
	(In thousands)
United States	$394,216	$415,484
United Kingdom	76,275	163,464
Mexico	11,736	12,337

Total	$482,227	$591,285

(20) Supplemental Guarantor Financial Information
The Company’s Series A and Series B Notes are guaranteed on a full and unconditional basis by the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the years ended December 31, 2008, 2007, and 2006, and the condensed consolidating balance sheets as of December 31, 2008 and 2007, of (i) Cardtronics, Inc., the parent company and issuer of the Notes (“Parent”); (ii) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (iii) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Year Ended December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$405,915	$88,298	$(1,199)	$493,014
Operating costs and expenses	3,587	375,491	146,719	(1,236)	524,561

Operating income (loss)	(3,587)	30,424	(58,421)	37	(31,547)
Interest expense, net, including amortization and write-off of financing costs and bond discounts	635	26,125	6,437	—	33,197
Equity in losses of subsidiaries	63,895	—	—	(63,895)	—
Other (income) expense, net	(579)	2,302	3,446	(814)	4,355

(Loss) income before income taxes	(67,538)	1,997	(68,304)	64,746	(69,099)
Income tax expense (benefit)	3,350	350	(2,762)	—	938

Net (loss) income available to common stockholders	$(70,888)	$1,647	$(65,542)	$64,746	$(70,037)

	Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$310,160	$68,220	$(82)	$378,298
Operating costs and expenses	1,253	302,733	64,450	(57)	368,379

Operating income (loss)	(1,253)	7,427	3,770	(25)	9,919
Interest expense, net, including amortization and write-off of financing costs and bond discounts	8,269	18,152	4,743	—	31,164
Equity in losses of subsidiaries	13,206	—	—	(13,206)	—
Other (income) expense, net	(112)	1,085	500	(264)	1,209

Loss before income taxes	(22,616)	(11,810)	(1,473)	13,445	(22,454)
Income tax expense (benefit)	4,713	207	(284)	—	4,636

Net loss	(27,329)	(12,017)	(1,189)	13,445	(27,090)
Preferred stock conversion and accretion expense	36,272	—	—	—	36,272

Net loss available to common stockholders	$(63,601)	$(12,017)	$(1,189)	$13,445	$(63,362)

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$250,765	$43,180	$(340)	$293,605
Operating costs and expenses	865	235,450	37,480	(257)	273,538

Operating income (loss)	(865)	15,315	5,700	(83)	20,067
Interest expense, net, including amortization and write-off of financing costs and bond discounts	8,491	13,276	3,305	—	25,072
Equity in earnings of subsidiaries	(8,151)	—	—	8,151	—
Other (income) expense, net	(175)	(5,639)	826	2	(4,986)

(Loss) income before income taxes	(1,030)	7,678	1,569	(8,236)	(19)
Income tax expense (benefit)	(584)	278	818	—	512

Net (loss) income	(446)	7,400	751	(8,236)	(531)
Preferred stock accretion expense	265	—	—	—	265

Net (loss) income available to common stockholders	$(711)	$7,400	$751	$(8,236)	$(796)

Condensed Consolidating Balance Sheets

	As of December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$20	$3,165	$239	$—	$3,424
Receivables, net	2,329	22,872	2,965	(2,849)	25,317
Other current assets	2,547	12,245	10,406	(2,491)	22,707

Total current assets	4,896	38,282	13,610	(5,340)	51,448
Property and equipment, net	—	96,965	58,039	(175)	154,829
Intangible assets, net	7,612	90,844	9,871	—	108,327
Goodwill	—	150,462	13,322	—	163,784
Investments in and advances to subsidiaries	(48,148)	—	—	48,148	—
Intercompany receivable (payable)	(4,571)	12,342	(7,771)	—	—
Prepaid expenses, deferred costs, and other assets	382,890	2,899	940	(382,890)	3,839

Total assets	$342,679	$391,794	$88,011	$(340,257)	$482,227

Liabilities and Stockholders’ Equity:
Current portion of long-term debt	$—	$—	$1,373	$—	$1,373
Current portion of capital lease obligations	—	757	—	—	757
Current portion of other long-term liabilities	—	24,302	—	—	24,302
Accounts payable and accrued liabilities	11,035	51,016	15,669	(5,334)	72,386

Total current liabilities	11,035	76,075	17,042	(5,334)	98,818
Long-term debt, net of related discount	340,137	273,346	114,223	(382,890)	344,816
Capital lease obligations	—	235	—	—	235
Deferred tax liability, net	10,705	968	—	—	11,673
Asset retirement obligations	—	13,247	7,822	—	21,069
Other non-current liabilities and minority interest in subsidiary	(223)	23,943	23	848	24,591

Total liabilities	361,654	387,814	139,110	(387,376)	501,202
Stockholders’ (deficit) equity	(18,975)	3,980	(51,099)	47,119	(18,975)

Total liabilities and stockholders’ (deficit) equity	$342,679	$391,794	$88,011	$(340,257)	$482,227

	As of December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$76	$11,576	$1,787	$—	$13,439
Receivables, net	(292)	20,894	2,713	(67)	23,248
Other current assets	1,031	8,781	10,876	(590)	20,098

Total current assets	815	41,251	15,376	(657)	56,785
Property and equipment, net	—	99,764	64,360	(212)	163,912
Intangible assets, net	8,768	106,808	15,325	—	130,901
Goodwill	—	150,445	84,740	—	235,185
Investments in and advances to subsidiaries	50,249	—	—	(50,249)	—
Intercompany receivable (payable)	(863)	6,395	(5,532)	—	—
Prepaid expenses, deferred costs, and other assets	368,424	2,970	1,532	(368,424)	4,502

Total assets	$427,393	$407,633	$175,801	$(419,542)	$591,285

Liabilities and Stockholders’ Equity:
Current portion of long-term debt and notes payable	$—	$—	$882	$—	$882
Current portion of capital lease obligations	—	1,147	—	—	1,147
Current portion of other long-term liabilities	—	16,032	169	—	16,201
Accounts payable and accrued liabilities	12,808	66,726	26,027	(652)	104,909

Total current liabilities	12,808	83,905	27,078	(652)	123,139
Long-term debt, net of related discount	300,088	265,725	110,343	(368,423)	307,733
Capital lease obligations	—	982	—	—	982
Deferred tax liability, net	7,386	980	3,114	—	11,480
Asset retirement obligations	—	12,332	5,116	—	17,448
Other non-current liabilities	—	22,868	524	—	23,392

Total liabilities	320,282	386,792	146,175	(369,075)	484,174
Stockholders’ equity	107,111	20,841	29,626	(50,467)	107,111

Total liabilities and stockholders’ equity	$427,393	$407,633	$175,801	$(419,542)	$591,285

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(2,082)	$14,723	$4,591	$—	$17,232

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(29,208)	(31,085)	—	(60,293)
Payments for exclusive license agreements and site acquisition costs	—	(50)	(804)	—	(854)
Principal payments received under direct financing leases	—	—	17	—	17
Investment in subsidiary	(1,837)	—	—	1,837	—
Acquisitions, net of cash acquired	—	(360)	—	—	(360)

Net cash used in investing activities	(1,837)	(29,618)	(31,872)	1,837	(61,490)

Proceeds from issuance of long-term debt	127,000	74,898	26,725	(101,787)	126,836
Repayments of long-term debt and capital leases	(87,500)	(68,414)	(686)	67,277	(89,323)
Issuance of long-term notes receivable	(101,787)	—	—	101,787	—
Payments received on long-term notes receivable	67,277	—	—	(67,277)	—
Repayments of borrowing under bank overdraft facility, net	—	—	(3,541)	—	(3,541)
Proceeds from exercises of stock options	362	—	—	—	362
Issuance of capital stock	—	—	1,837	(1,837)	—
Minority interest shareholder capital contribution	—	—	1,662	—	1,662
Other financing activities	(1,489)	—	—	—	(1,489)

Net cash provided by financing activities	3,863	6,484	25,997	(1,837)	34,507

Effect of exchange rate changes	—	—	(264)	—	(264)

Net (decrease) increase in cash and cash equivalents	(56)	(8,411)	(1,548)	—	(10,015)
Cash and cash equivalents as of beginning of period	76	11,576	1,787	—	13,439

Cash and cash equivalents as of end of period	$20	$3,165	$239	$—	$3,424

	Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(4,319)	$39,796	$19,985	$—	$55,462

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(30,748)	(37,569)	—	(68,317)
Payments for exclusive license agreements and site acquisition costs	—	(1,133)	(1,860)	—	(2,993)
Additions to equipment to be leased to customers, net of principal payments received under direct financing leases	—	—	(514)	—	(514)
Investment in subsidiary	(284)	—	—	284	—
Acquisitions, net of cash acquired	—	(135,009)	—	—	(135,009)
Proceeds from sale of Winn-Dixie equity securities	—	3,950	—	—	3,950

Net cash used in investing activities	(284)	(162,940)	(39,943)	284	(202,883)

Proceeds from issuance of long-term debt	185,934	166,635	19,957	(184,782)	187,744
Repayments of long-term debt and capital leases	(140,100)	(33,733)	(192)	33,260	(140,765)
Issuance of long-term notes receivable	(184,782)	—	—	184,782	—
Payments received on long-term notes receivable	33,260	—	—	(33,260)	—
Proceeds from borrowing under bank overdraft facility, net	—	—	642	—	642
Issuance of capital stock	111,600	—	284	(284)	111,600
Minority interest shareholder capital contribution	—	—	264	—	264
Other financing activities	(1,330)	—	—	—	(1,330)

Net cash provided by financing activities	4,582	132,902	20,955	(284)	158,155

Effect of exchange rate changes	—	—	(13)	—	(13)

Net (decrease) increase in cash and cash equivalents	(21)	9,758	984	—	10,721
Cash and cash equivalents as of beginning of period	97	1,818	803	—	2,718

Cash and cash equivalents as of end of period	$76	$11,576	$1,787	$—	$13,439

Condensed Consolidating Statements of Cash Flows — continued

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(12,716)	$27,485	$10,677	$—	$25,446

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(17,534)	(14,873)	—	(32,407)
Payments for exclusive license agreements and site acquisition costs	—	(2,486)	(871)	—	(3,357)
Additions to equipment to be leased to customers, net of principal payments received under direct financing leases	—	—	(197)	—	(197)
Acquisitions, net of cash acquired	(1,039)	27	—	1,000	(12)

Net cash used in investing activities	(1,039)	(19,993)	(15,941)	1,000	(35,973)

Proceeds from issuance of long-term debt	44,800	18,200	861	(18,200)	45,661
Repayments of long-term debt	(37,500)	(25,400)	(3)	25,400	(37,503)
Issuance of long-term notes receivable	(18,200)	—	—	18,200	—
Payments received on long-term notes receivable	25,400	—	—	(25,400)	—
Proceeds from borrowing under bank overdraft facility, net	—	—	3,818	—	3,818
Issuance of capital stock	—	—	1,000	(1,000)	—
Purchase of treasury stock	(50)	—	—	—	(50)
Other financing activities	(716)	(18)	—	—	(734)

Net cash (used in) provided by financing activities	13,734	(7,218)	5,676	(1,000)	11,192

Effect of exchange rate changes	—	—	354	—	354

Net (decrease) increase in cash and cash equivalents	(21)	274	766	—	1,019
Cash and cash equivalents as of beginning of period	118	1,544	37	—	1,699

Cash and cash equivalents as of end of period	$97	$1,818	$803	$—	$2,718

21. Supplemental Selected Quarterly Financial Information (Unaudited)
Financial information by quarter is summarized below for the years ended December 31, 2008 and 2007.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share amounts)
2008
Total revenues	$120,575	$126,975	$127,259	$118,205	$493,014
Gross profit (1)	27,310	29,712	30,292	28,173	115,487
Net loss and net loss available to common stockholders (2)	(4,592)	(3,382)	(4,173)	(57,890)	(70,037)
Basic and diluted net loss per common share (2)	$(0.12)	$(0.09)	$(0.11)	$(1.49)	$(1.81)

2007
Total revenues	$74,518	$77,239	$110,587	$115,954	$378,298
Gross profit (3)	16,985	17,607	24,866	25,547	85,005
Net loss (4)	(3,387)	(5,615)	(10,683)	(7,405)	(27,090)
Net loss available to common stockholders (4)	(3,454)	(5,681)	(10,750)	(43,477)	(63,362)
Basic and diluted net loss per common share (4)	$(0.25)	$(0.41)	$(0.77)	$(2.22)	$(4.11)

(1)
Excludes $12.5 million, $13.2 million, $13.4 million and $13.5 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(2)	Includes pre-tax goodwill impairment charge of $50.0 million for the quarter ended December 31.

(3)	Excludes $8.5 million, $7.1 million, $15.7 million and $11.8 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(4)	Includes pre-tax impairment charges related to contract intangible assets of $0.1 million, $5.2 million, and $0.4 million for the quarters ended March 31, September 30, and December 31, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.
ITEM 9A. CONTROLS AND PROCEDURES
Overview
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, and each of our Quarterly Reports on Form 10-Q during the current year ended December 31, 2008, we previously identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(e)) related to (1) our control environment over financial reporting; (2) expenditures and accounts payable; and (3) end-user developed applications.
To address the material weaknesses described above, we took the following actions during the course of 2008:
•	Control Environment over Financial Reporting

Summary of Material Weakness Previously Identified. We did not maintain an effective control environment based on the criteria established in the COSO framework, particularly in light of our recent rapid growth and increased operating complexities. Specifically, the following deficiencies were identified as of December 31, 2007: (1) we did not have formally documented policies and procedures in place until the latter part of 2007, (2) we did not have a formal risk assessment and management program focusing on internal control processes and procedures, and (3) we did not sufficiently train our employees on the importance of performing established controls and in particular, effectively evidencing and documenting the performance of such controls. These factors, combined with our manually intensive financial reporting processes, created an operating environment in which certain established internal controls over financial reporting were not properly followed or sufficiently evidenced. Furthermore, our management believes that the material weakness in our control environment over financial reporting was a contributing factor in the other material weaknesses described below.

Summary of Remediation Actions. In March 2008, we hired an experienced Executive Vice President of Audit and Risk Management to strengthen and formalize our internal audit and risk assessment and management programs. During 2008, this individual provided frequent and recurring updates to the audit committee regarding identified internal control issues and management’s remediation efforts with respect to the previously identified material weaknesses.

In particular, this individual helped implement a more formalized risk assessment and management program within the Company, especially related to the identification of our key financial reporting risks and related controls. As part of this process, internal audit personnel reviewed each business cycle and process with the appropriate business owners and confirmed the accuracy and completeness of the key financial reporting risks contained within each cycle and process. Furthermore, internal audit personnel worked closely with each business owner to identify and document the key internal controls in place to prevent and/or mitigate the identified risks. Finally, all business owners were trained over the course of the year on the proper performance of each key control and how to maintain proper documentation and evidence of such performance.

In addition to the above, we have recently implemented a more formalized enterprise risk assessment and management program, whereby key business risks will be identified and measured through a combination of methods, including the use of outside risk management experts and internal employee meetings and surveys. Once identified, such risks will be assigned to the appropriate management team members for ongoing management and reporting. The Executive Vice President of Audit and Risk Management will be responsible for coordinating these efforts and reporting the results of such efforts to the audit committee on a quarterly basis.

•	Expenditures and Accounts Payable

Summary of Material Weakness Previously Identified. We were unable to demonstrate that the established controls surrounding the prevention or detection of unauthorized payments to vendors were functioning as intended as of December 31, 2007. In particular, due to a combination of employee turnover and a lack of adequate training, our accounts payable personnel were not consistently performing or documenting their performance of certain established controls requiring the review of invoices for appropriate approval, in accordance with our existing expenditure authorization policy. Additionally, certain additional review procedures, including detailed reviews of disbursements and the related supporting documentation, were not properly evidenced.

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

Summary of Remediation Actions. During 2008, we instituted a number of changes in our expenditures and accounts payable function to ensure the proper performance and documentation of established internal controls. In particular, we implemented a more formalized, Board-approved delegation of authority policy to assist accounts payable personnel in their review and processing of authorized expenditure transactions. We also hired additional, more experienced personnel within the accounts payable organization and consolidated certain functions within the Company under this organization in order to better control the vendor set-up and validation process. Finally, we provided specific training to those employees involved in the procurement and disbursement areas to ensure that such employees were aware of the required controls and the related documentation requirements.

In addition to the above, the internal audit team, with assistance from the Company’s information technology team, restricted the access rights for selected employees within the Company’s general ledger and treasury management systems to ensure the proper segregation of duties with respect to the initiation, approval and recording of transactions.

•	End-User Developed Applications

Summary of Material Weakness Previously Identified. In the course of preparing our consolidated financial statements, we rely on numerous internally-developed spreadsheets (“End-User Developed Applications”). We utilize these End-User Developed Applications in calculating certain financial estimates, allocating costs, and posting journal entries, among other things. As of December 31, 2007, we identified a material weakness resulting from the ineffective operation of the information technology general controls, such as the physical access, logical security and processes related to program changes and data integrity (“IT General Controls”), related to the End-User Developed Applications.

Summary of Remediation Actions. During 2008, we restricted the access rights to our key End-User Developed Applications to only those employees requiring such access, and implemented additional processes to ensure that any program changes made such applications were tracked and properly documented. We also implemented additional procedures to ensure that the integrity of such applications is reviewed on a regular basis by someone other than the preparer or primary user of the application.

The Company’s management, with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), believes that the aforementioned material weaknesses have been effectively remediated as of December 31, 2008.

Changes in Internal Controls over Financial Reporting
Except as described in this Item 9A, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the U.S. Securities and Exchange Commission (“SEC”) reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
Based on the results of our evaluation, the Company’s CEO and CFO have concluded that, as of the end of December 31, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Management’s Report is included in Item 8 of this Annual Report on Form 10-K on page 60 and is incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.
Code of Ethics
We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, and other accounting and finance executives. A copy of the Code of Ethics is available on our website at http://www.cardtronics.com, and you may also request a copy of the Code of Ethics at no cost, by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, (832) 308-4000. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, and persons performing similar functions on our website at http://www.cardtronics.com promptly following the date of the amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
2. Financial Statement Schedules
All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.
3. Index to Exhibits
(a) Exhibits. The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 13, 2009.

CARDTRONICS, INC.
/s/ Jack Antonini
Jack Antonini
Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 13, 2009.

Signature	Title

/s/ Jack Antonini	Chief Executive Officer and Director
Jack Antonini	(Principal Executive Officer)

/s/ J. Chris Brewster	Chief Financial Officer
J. Chris Brewster	(Principal Financial Officer)

/s/ Tres Thompson	Chief Accounting Officer
Tres Thompson	(Principal Accounting Officer)

/s/ Fred R. Lummis	Director and Chairman of the Board of Directors
Fred R. Lummis

/s/ Tim Arnoult	Director
Tim Arnoult

/s/ Robert P. Barone	Director
Robert P. Barone

/s/ Jorge M. Diaz	Director
Jorge M. Diaz

/s/ Dennis F. Lynch	Director
Dennis F. Lynch

/s/ Michael A.R. Wilson	Director
Michael A.R. Wilson

EXHIBIT INDEX

Exhibit
Number		Description
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

4.5
Indenture dated as of August 12, 2005 by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank, NA as Trustee (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).

4.6		Form of Senior Subordinated Note (incorporated by reference to Exhibit A to Exhibit 4.5 hereto).

4.7
Supplemental Indenture dated as of December 22, 2005 among ATM National, LLC and Wells Fargo Bank, N.A. as Trustee (incorporated herein by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 14, 2007).

4.8	*
Third Supplemental Indenture dated as of December 16, 2008 among Cardtronics, Inc., Cardtronics USA, Inc., Cardtronics GP, Inc., Cardtronics Holdings, LLC, ATM National, LLC and Wells Fargo Bank, N.A. as Trustee.

4.9	*
Third Supplemental Indenture dated as of December 16, 2008 among Cardtronics, Inc., Cardtronics USA, Inc., Cardtronics GP, Inc., Cardtronics Holdings, LLC, ATM National, LLC and Wells Fargo Bank, N.A. as Trustee.

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

10.4
Third Amended and Restated First Lien Credit Agreement, dated as of May 17, 2005, by and among Cardtronics, Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., BNP Paribas, and the other Lenders parties thereto (incorporated herein by reference to Exhibit 10.2 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).

10.5
Amendment No. 1 to Credit Agreement, dated as of July 6, 2005 (incorporated herein by reference to Exhibit 10.3 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).

10.6
Amendment No. 2 to Credit Agreement, dated as of August 5, 2005 (incorporated herein by reference to Exhibit 10.4 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).

Exhibit
Number	Description
10.7
Amendment No. 3 to Credit Agreement, dated as of November 17, 2005 (incorporated herein by reference to Exhibit 10.5 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).

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

10.13
Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of July 20, 2007 (incorporated herein by reference to Exhibit 10.41 of the Registration Statement on Form S-4 filed by Cardtronics, Inc. on February 14, 2008, Registration No. 333-149236-03. †

10.14
Amended and Restated Service Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.15
Bonus Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.16
2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.17
Amendment No. 1 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of January 30, 2004 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.18
Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.19
Amendment No. 3 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of May 9, 2006 (incorporated herein by reference to Exhibit 10.38 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on December 10, 2007, Registration No. 333-145929).†

10.20
Amendment No. 4 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of August 22, 2007 (incorporated herein by reference to Exhibit 10.39 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on December 10, 2007, Registration No. 333-145929).†

10.21
Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on December 10, 2007, Registration No. 333-145929).†

10.22
Form of Director Indemnification Agreement entered into by and between Cardtronics, Inc. and each of its directors, dated as of February 10, 2005 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.23
Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 9, 2007).

Exhibit
Number		Description
10.24
Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 9, 2007).

10.25		Cardtronics, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on November 9, 2007).

10.26
First Amended and Restated Investors Agreement, dated as of February 10, 2005, by and among Cardtronics, Inc. and certain securityholders thereof (incorporated herein by reference to Exhibit 10.35 of the Registration Statement on Form S-1/A, filed by Cardtronics, Inc. on November 21, 2007, Registration No. 333-145929).

10.27
First Amendment to First Amended and Restated Investors Agreement, dated as of May 17, 2005, by and among Cardtronics, Inc. and certain securityholders thereof (incorporated herein by reference to Exhibit 10.36 of the Registration Statement on Form S-1/A, filed by Cardtronics, Inc. on November 21, 2007, Registration No. 333-145929).

10.28
Second Amendment to First Amended and Restated Investors Agreement, dated as of November 26, 2007, by and among Cardtronics, Inc. and certain securityholders thereof (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).

10.29
2008 Bonus Plan of Cardtronics, Inc., effective as of January 1, 2007 (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on May 1, 2008, Registration No. 001-33864).†

10.30		Form of Employment Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.31
First Amendment to Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.32
First Amendment to Amended and Restated Service Agreement between Bank Machine Ltd. and Ron Delnevo, dated effective as of June 5, 2008 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.33
Restricted Stock Agreement between Cardtronics, Inc. and Jack M. Antonini, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.34
Restricted Stock Agreement between Cardtronics, Inc. and J. Chris Brewster, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.35
Restricted Stock Agreement between Cardtronics, Inc. and Michael H. Clinard, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.36
Restricted Stock Agreement between Cardtronics, Inc. and Rick Updyke, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.37
Restricted Stock Agreement between Cardtronics, Inc. and Ron Delnevo, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.38
Amendment No. 9 to Credit Agreement, dated as of February 24, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 24, 2009, Registration No. 001-33864).

10.39
Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, LP and 7-Eleven, Inc (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 26, 2007, Registration No. 333-113470).

10.40	*	Form of Non-statutory Stock Option Agreement.

10.41	*	Form of Restricted Stock Agreement.

Exhibit
Number		Description
10.42
Employment Agreement by and between Cardtronics, LP and Tres Thompson, dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed by Cardtronics, Inc. on March 10, 2009, Registration No. 001-33864).

12.1	*	Computation of Ratio of Earnings to Fixed Charges.

14.1
Cardtronics, Inc. Code of Business Conduct and Ethics Approved by the Board of Directors on November 26, 2007 (incorporated herein by reference to Exhibit 14.1 of the Annual Report on Form 10-K filed by Cardtronics, Inc. on March 31, 2008, Registration No. 001-33864).

14.2
Cardtronics, Inc. Financial Code of Ethics (adopted as of November 26, 2007) (incorporated herein by reference to Exhibit 14.2 of the Annual Report on Form 10-K filed by Cardtronics, Inc. on March 31, 2008, Registration No. 001-33864).

21.1	*	Subsidiaries of Cardtronics, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

31.1	*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.