Form 10-Q
period 2009-03-31
CARDTRONICS INC
filed 2009-05-06
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33864

CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0681190 (I.R.S. Employer Identification No.)

3250 Briarpark Drive, Suite 400 Houston, TX (Address of principal executive offices)	77042 (Zip Code)
Registrant’s telephone number, including area code: (832) 308-4000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, par value: $0.0001 per share. Shares outstanding on May 1, 2009: 40,518,607

CARDTRONICS, INC.
When we refer to “us,” “we,” “our,” “ours” or “the Company,” we are describing Cardtronics, Inc. and/or our subsidiaries.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,451	$3,424
Accounts and notes receivable, net of allowance of $482 and $504 as of March 31, 2009 and December 31, 2008, respectively	22,844	25,317
Inventory	3,050	3,011
Restricted cash, short-term	2,938	2,423
Prepaid expenses, deferred costs, and other current assets	12,750	17,273

Total current assets	51,033	51,448
Property and equipment, net	147,267	154,829
Intangible assets, net	103,582	108,327
Goodwill	163,518	163,784
Prepaid expenses, deferred costs, and other assets	3,512	3,839

Total assets	$468,912	$482,227

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and notes payable	$1,466	$1,373
Current portion of capital lease obligations	697	757
Current portion of other long-term liabilities	21,525	24,302
Accounts payable	14,639	17,212
Accrued liabilities	46,125	55,174

Total current liabilities	84,452	98,818
Long-term liabilities:
Long-term debt, net of related discounts	349,372	344,816
Capital lease obligations	96	235
Deferred tax liability, net	12,619	11,673
Asset retirement obligations	21,461	21,069
Other long-term liabilities	23,571	23,967

Total liabilities	491,571	500,578

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 45,645,282 and 45,642,282 shares issued as of March 31, 2009 and December 31, 2008, respectively; 40,518,607 and 40,636,533 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	4	4
Subscriptions receivable (at face value)	—	(34)
Additional paid-in capital	195,159	194,101
Accumulated other comprehensive loss, net	(64,608)	(64,355)
Accumulated deficit	(105,538)	(100,470)
Treasury stock; 5,126,675 and 5,005,749 shares at cost as of March 31, 2009 and December 31, 2008, respectively	(48,222)	(48,221)

Total parent stockholders’ deficit	(23,205)	(18,975)
Noncontrolling interests	546	624

Total stockholders’ deficit	(22,659)	(18,351)

Total liabilities and stockholders’ deficit	$468,912	$482,227

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
ATM operating revenues	$113,580	$116,297
ATM product sales and other revenues	1,765	4,278

Total revenues	115,345	120,575
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	82,229	89,101
Cost of ATM product sales and other revenues	1,814	4,164

Total cost of revenues	84,043	93,265
Gross profit	31,302	27,310
Operating expenses:
Selling, general, and administrative expenses	10,855	8,551
Depreciation and accretion expense	9,639	9,082
Amortization expense	4,527	4,503
Loss on disposal of assets	2,108	1,193

Total operating expenses	27,129	23,329
Income from operations	4,173	3,981
Other expense (income):
Interest expense, net	7,711	7,632
Amortization of deferred financing costs and bond discounts	568	508
Other income	(86)	(132)

Total other expense	8,193	8,008
Loss before income taxes	(4,020)	(4,027)
Income tax expense	1,017	565

Net loss	(5,037)	(4,592)
Net income attributable to noncontrolling interests	31	—

Net loss attributable to controlling interests and available to common stockholders	$(5,068)	$(4,592)

Net loss per common share — basic and diluted	$(0.13)	$(0.12)

Weighted average shares outstanding — basic and diluted	38,960,083	38,589,878

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to controlling interests	$(5,068)	$(4,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, accretion, and amortization expense	14,166	13,585
Amortization of deferred financing costs and bond discounts	568	508
Stock-based compensation expense	1,058	266
Deferred income taxes	946	430
Noncontrolling interests	31	—
Loss on disposal of assets	2,225	1,150
Other reserves and non-cash items	(573)	(1,975)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts and notes receivable, net	2,240	(2,964)
Decrease (increase) in prepaid, deferred costs, and other current assets	4,631	(2,595)
Increase in inventory	(724)	(932)
Decrease in other assets	561	217
Decrease in accounts payable and accrued liabilities	(12,384)	(12,006)
Decrease in other liabilities	(1,273)	(1,417)

Net cash provided by (used in) operating activities	6,404	(10,325)

Cash flows from investing activities:
Additions to property and equipment	(4,374)	(25,799)
Payments for exclusive license agreements and site acquisition costs	(59)	(298)
Principal payments received under direct financing leases	—	13

Net cash used in investing activities	(4,433)	(26,084)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	23,500	49,836
Repayments of long-term debt and capital leases	(18,936)	(14,995)
Repayments of borrowings under bank overdraft facility, net	(142)	(1,866)
Payments received on subscriptions receivable	34	11
Proceeds from exercises of stock options	—	123
Equity offering costs	—	(1,250)
Debt issuance and modification costs	(438)	(4)
Repurchase of capital stock	(1)	—

Net cash provided by financing activities	4,017	31,855

Effect of exchange rate changes on cash	39	23

Net increase (decrease) in cash and cash equivalents	6,027	(4,531)

Cash and cash equivalents as of beginning of period	3,424	13,439

Cash and cash equivalents as of end of period	$9,451	$8,908

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$14,634	$15,116
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General and Basis of Presentation
General
Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) owns and operates approximately 33,100 automated teller machines (“ATM”) located in all 50 states of the United States, 2,575 ATMs located throughout the United Kingdom, and 2,100 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free network of ATMs within the United States (based on the number of participating ATMs) and works with financial institutions to place their logos on the Company’s ATM machines, thus providing convenient surcharge-free access to the financial institutions’ customers. Finally, the Company provides electronic funds transfer (“EFT”) transaction processing services to its network of ATMs as well as ATMs owned and operated by third parties.
Basis of Presentation
This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
The financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from the audited balance sheet filed in the Company’s 2008 Form 10-K. In management’s opinion, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s interim period results have been made. The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s total reported net loss or stockholders’ deficit.
The unaudited interim condensed consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Because the Company owns a majority (51.0%) interest in and realizes a majority of the earnings and/or losses of Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), this entity is reflected as a consolidated subsidiary in the accompanying condensed consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a noncontrolling interest. See Note 15 for additional information on the presentation of noncontrolling interests in the Company’s financial statements and the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 5, which the Company adopted effective January 1, 2009.
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

Cost of ATM Operating Revenues and Gross Profit Presentation
The Company presents “Cost of ATM operating revenues” and “Gross profit” within its Condensed Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the three month periods ended March 31:

	2009	2008
	(In thousands)
Depreciation and accretion expense related to ATMs and ATM-related assets	$8,037	$7,962
Amortization expense	4,527	4,503

Total depreciation, accretion, and amortization expense excluded from Cost of ATM operating revenues and Gross profit	$12,564	$12,465

(2) Stock-Based Compensation
The Company accounts for stock-based compensation arrangements under SFAS No. 123 (revised 2004), Share-Based Payment, which requires a company to calculate the fair value of stock-based instruments awarded to employees on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the Condensed Consolidated Statements of Operations for the three month periods ended March 31:

	2009	2008
	(In thousands)
Cost of ATM operating revenues	$191	$65
Selling, general, and administrative expenses	867	201

Total stock-based compensation expense	$1,058	$266

The increase in stock-based compensation expense during the three months ended March 31, 2009 was due to the Company’s issuance of 1,682,750 shares of restricted stock and 273,000 stock options to certain of its employees during 2008 and 2009. Both the restricted shares and the stock options were granted under the Company’s 2007 Stock Incentive Plan.
Options. A summary of the Company’s outstanding stock options as of March 31, 2009 and changes during the three months ended March 31, 2009 are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding as of January 1, 2009	4,288,942	$7.96
Granted	20,000	$1.16
Exercised	(3,000)	$0.03

Options outstanding as of March 31, 2009	4,305,942	$7.94

Options vested and exercisable as of March 31, 2009	3,276,054	$7.04
The options granted in 2009 had a total grant-date fair value of approximately $9,700, or $0.49 per share.
Restricted Stock. A summary of the Company’s outstanding restricted shares as of March 31, 2009 and changes during the three months ended March 31, 2009 are presented below:

Number
of Shares
Restricted shares outstanding as of January 1, 2009	1,679,250
Forfeited	(120,000)
Vested	(20,000)

Restricted shares outstanding as of March 31, 2009	1,539,250

(3) Earnings per Share
The Company reports its earnings per share in accordance with SFAS No. 128, Earnings per Share. Potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the three month periods ended March 31, 2009 and 2008, the Company incurred net losses and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. The anti-dilutive securities included all outstanding stock options and all shares of restricted stock. Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, such restricted shares are considered to be participating securities pursuant to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. As a result, in the event the Company reports positive net income, it will be required to present its earnings per share calculation under the two-class method of presentation, whereby the distributed and undistributed earnings of the Company are allocated among the Company’s outstanding common shares and issued but unvested restricted shares.
(4) Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Total comprehensive loss consisted of the following for the three month periods ended March 31:

	2009	2008
	(In thousands)
Net loss	$(5,037)	$(4,592)
Unrealized gains (losses) on interest rate hedges	1,193	(13,465)
Foreign currency translation adjustments	(1,446)	(1,408)

Total comprehensive loss	(5,290)	(19,465)
Less: comprehensive income (loss) attributable to noncontrolling interests	10	(4)

Comprehensive loss attributable to controlling interests	$(5,300)	$(19,461)

The higher total comprehensive loss figure for the three month period ended March 31, 2008 was due to the precipitous drop in interest rates that occurred during the period, which resulted in a corresponding decline in the value of the Company’s interest rate hedges.
Accumulated other comprehensive loss is displayed as a separate component of stockholders’ deficit in the Condensed Consolidated Balance Sheets and consisted of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Unrealized losses on interest rate hedges	$(30,959)	$(32,152)
Foreign currency translation adjustments	(33,649)	(32,203)

Total accumulated other comprehensive loss	$(64,608)	$(64,355)

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested in the foreign countries in which those subsidiaries operate for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in those subsidiaries or the foreign currency translation adjustment amounts reflected in the tables above. Additionally, as a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to its interest rate swaps, as management does not currently believe the Company will be able to realize the benefits associated with its net deferred tax asset positions.

(5) Intangible Assets
Intangible Assets with Indefinite Lives
The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of March 31, 2009, as well as the changes in the net carrying amounts for the three months ended March 31, 2009, by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2009	$150,461	$12,603	$720	$200	$2,922	$166,906
Foreign currency translation adjustments	—	(271)	5	—	(63)	(329)

Balance as of March 31, 2009	$150,461	$12,332	$725	$200	$2,859	$166,577

Intangible Assets with Definite Lives
The following is a summary of the Company’s intangible assets that are subject to amortization as of March 31, 2009:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer and branding contracts/relationships	$159,168	$(70,007)	$89,161
Deferred financing costs	14,499	(6,240)	8,259
Exclusive license agreements	5,475	(2,697)	2,778
Non-Compete agreements	425	(100)	325

Total	$179,567	$(79,044)	$100,523

(6) Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Accrued merchant fees	$11,558	$10,291
Accrued armored fees	5,683	5,372
Accrued maintenance fees	5,394	4,273
Accrued interest expense	3,759	10,643
Accrued merchant settlement amounts	3,507	3,111
Accrued compensation	3,114	3,396
Accrued cash rental and management fees	2,681	3,693
Accrued processing costs	2,011	1,804
Accrued interest rate swap payments	1,847	1,836
Accrued ATM telecommunications costs	1,444	1,916
Accrued purchases	626	1,085
Other accrued expenses	4,501	7,754

Total	$46,125	$55,174

The decrease in accrued liabilities from December 31, 2008 to March 31, 2009 was primarily the result of the timing of interest payments associated with the Company’s $300.0 million of senior subordinated notes, which are due in February and August of each year, and the timing of the receipt and payment of invoices for ATM-related services.

(7) Long-Term Debt
The Company’s long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Revolving credit facility	$48,500	$43,500
Senior subordinated notes due August 2013 (net of unamortized discounts of $3.2 million and $3.4 million as of March 31, 2009 and December 31, 2008)	296,782	296,637
Other	5,556	6,052

Total	350,838	346,189
Less: current portion	1,466	1,373

Total long-term debt, excluding current portion	$349,372	$344,816

Revolving Credit Facility
In February 2009, the Company amended its revolving credit facility to (i) authorize the repurchase of common stock up to an aggregate of $10.0 million; (ii) increase the amount of aggregate “Investments” (as such term is defined in the revolving credit facility) that the Company may make in non wholly-owned subsidiaries from $10.0 million to $20.0 million and correspondingly increase the aggregate amount of Investments that may be made in subsidiaries that are not Loan Parties (as such term is defined in the revolving credit facility) from $25.0 million to $35.0 million; (iii) increase the maximum amount of letters of credit that may be issued under the revolving credit facility from $10.0 million to $15.0 million; and (iv) modify the amount of capital expenditures that may be incurred on a rolling 12-month basis, as measured on a quarterly basis.
As of March 31, 2009, $48.5 million of borrowings were outstanding under the Company’s $175.0 million revolving credit facility. Additionally, the Company had posted $3.8 million in letters of credit under the facility in favor of the lessors under the Company’s ATM equipment leases and $4.3 million in letters of credit to secure the Company’s borrowing under its United Kingdom subsidiary’s overdraft facility (further discussed below). These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, further reduce the Company’s borrowing capacity under its revolving credit facility. As of March 31, 2009, the Company’s available borrowing capacity under the facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) and interest expense covenants contained in the agreement, totaled approximately $118.4 million. As of March 31, 2009, the Company was in compliance with all applicable covenants and ratios under the facility.
Other Facilities
Cardtronics Mexico equipment financial agreements. As of March 31, 2009, other long-term debt consisted of six separate equipment financing agreements entered into by Cardtronics Mexico. These agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the equipment financing agreements, the Company has issued a guaranty for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico.) As of March 31, 2009, the total amount of the guaranty was $40.8 million pesos ($2.8 million U.S.).
Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine Ltd., the Company’s wholly-owned subsidiary operating in the United Kingdom, has a £1.0 million overdraft facility. Such facility, which bears interest at 1.75% over the bank’s base rate (0.5% as of March 31, 2009) and is secured by a letter of credit posted under the Company’s corporate revolving credit facility, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of March 31, 2009, no amounts were outstanding under this facility.
(8) Asset Retirement Obligations
Asset retirement obligations consist primarily of costs to deinstall the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. In accordance with SFAS No. 143, Asset Retirement Obligations, for each group of ATMs, the Company has recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over the estimated useful lives of the underlying ATMs, and the related liabilities are being accreted to their full value over the same period of time.

The following table is a summary of the changes in Company’s asset retirement obligation liability for the three months ended March 31, 2009 (in thousands):

Asset retirement obligation as of January 1, 2009	$21,069
Additional obligations	776
Accretion expense	465
Payments	(661)
Foreign currency translation adjustments	(188)

Asset retirement obligation as of March 31, 2009	$21,461

See Note 11 for additional disclosures on the Company’s asset retirement obligations required by SFAS No. 157, Fair Value Measurements.
(9) Other Liabilities
Other liabilities consisted of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$13,324	$13,788
Obligations associated with acquired unfavorable contracts	5,925	8,203
Deferred revenue	1,870	1,879
Other	406	432

Total	$21,525	$24,302

Other Long-Term Liabilities:
Interest rate swaps	$17,635	$18,364
Deferred revenue	3,121	3,604
Other long-term liabilities	2,815	1,999

Total	$23,571	$23,967

The decline in the current portion of other long-term liabilities was primarily the result of the amortization of unfavorable contracts acquired by the Company in previous acquisitions. These obligations are being amortized on a monthly basis over the remaining life of the contracts, the majority of which terminate by the end of 2009.
(10) Derivative Financial Instruments
Accounting Policy
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), requires that the Company recognize all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (i) whether such instruments have been designated (and qualify) as part of a hedging relationship and (ii) on the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. In addition to SFAS No. 133, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), requires that the Company provide expanded qualitative and quantitative disclosures about its derivative instruments. The Company adopted SFAS No. 161 effective January 1, 2009 and has provided the additional disclosures required by such statement below.
The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with the Company’s vault cash rental obligations and, to a lesser extent, outstanding borrowings under the Company’s revolving credit facility. The Company is also exposed to foreign currency rate risk with respect to its investments in its foreign subsidiaries, most notably its investment in Bank Machine in the United Kingdom. While the Company does not currently utilize derivative instruments to hedge its foreign currency rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the United States. The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in the United Kingdom or Mexico, nor does it utilize derivative instruments to manage the interest rate risk associated with the borrowings outstanding under its revolving credit facility.

As of March 31, 2009, the notional amounts, weighted-average fixed rates, and terms associated with the Company’s domestic interest rate swap contracts were as follows:

	Weighted Average
Notional Amount	Fixed Rate	Term
(In thousands)
$550,000	4.30%	April 1, 2009 – December 31, 2009
$550,000	4.11%	January 1, 2010 – December 31, 2010
$400,000	3.72%	January 1, 2011 – December 31, 2011
$200,000	3.96%	January 1, 2012 – December 31, 2012
In accordance with SFAS No. 133, the Company has designated its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations. Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to these interest rate swap contracts as management does not currently believe that the Company will be able to realize the benefits associated with its net deferred tax asset positions.
Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/loss (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedge transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company’s domestic vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. Accordingly, no ineffectiveness amounts have been recorded in the Company’s condensed consolidated financial statements.
The interest rate swap contracts entered into with respect to the Company’s domestic vault cash rental obligations effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s monthly floating-rate vault cash rental obligations to a fixed rate through December 31, 2012. By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company’s monthly vault cash rental expense amounts has been reduced. The interest rate swap contracts involve the receipt of floating rate amounts from the Company’s counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its domestic vault cash providers for the portions of the Company’s outstanding vault cash obligations that have been hedged. In return, the Company pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding. At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company’s existing interest rate swap contracts contain credit-risk-related contingent features.

Tabular Disclosures
The following tables depict the effects of the use of derivative contracts on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.
Balance Sheet Data

	Liability Derivative Instruments
	March 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)
Derivatives Designated as Hedging Instruments Under SFAS No. 133
Interest rate swap contracts	Current portion of		Current portion of
	other long-term		other long-term
	liabilities	$13,324	liabilities	$13,788
Interest rate swap contracts	Other long-term		Other long-term
	liabilities	17,635	liabilities	18,364

Total		$30,959		$32,152

The Company does not currently have any derivative instruments that are not designated as hedging instruments under SFAS No. 133. Additionally, all of the Company’s derivative instruments that were designated as hedging instruments under SFAS No. 133 were in a liability position as of March 31, 2009 and December 31, 2008. Accordingly, no asset derivative instrument positions have been reflected in the table above.
Statements of Operations Data

	Amount of Gain (Loss)			Amount of Loss Reclassified from
	Recognized in OCI on Derivative		Location of Gain (Loss)	Accumulated OCI into Income
	Instruments (Effective Portion)		Reclassified from	(Effective Portion)
	Three Months Ended March 31,		Accumulated OCI into	Three Months Ended March 31,
	2009	2008	Income (Effective Portion)	2009	2008
	(In thousands)			(In thousands)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships
Interest rate swap contracts	$6,640	$(11,578)	Cost of ATM operating revenues	$(5,447)	$(1,887)
The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges pursuant to SFAS No. 133. Additionally, the Company does not recognize any gains or losses related to the ineffective portion of its interest rate swaps as such amounts have historically been, and, based on the Company’s analysis as of March 31, 2009, are expected to continue to be, immaterial. Furthermore, the Company has not historically, and does not currently anticipate, discontinuing its existing derivative instruments prior to their expiration date. However, if the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company’s domestic vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company’s current interest rate swap contracts, any resulting gains or losses will be recognized within the Other expense (income) line item of the Company’s Consolidated Statements of Operations.
As of March 31, 2009, the Company expects to reclassify $13.3 million of net derivative-related losses contained within accumulated OCI to earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.
See Note 11 for additional disclosures on the Company’s interest rate swap contracts required by SFAS No. 157, Fair Value Measurements.
(11) Fair Value Measurements
The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, on January 1, 2008, with the exception of the application of the statement to non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis. Effective January 1, 2009, in accordance with FSP No. 157-2, Effective Date of Financial Accounting Standards Board (“FASB”) Statement No. 157, the Company adopted the provisions of SFAS No. 157 for non-financial assets and non-financial liabilities, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The adoption did not have an impact on the Company’s financial statements.

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

	Fair Value Measurements
	Total Carrying
	Value	Level 1	Level 2	Level 3
	(In thousands)
Liabilities associated with interest rate swaps	$30,959	$—	$30,959	$—
The following table provides the liabilities measured at fair value on a non-recurring basis at March 31, 2009. These items are included in the “asset retirement obligations” line in the Company’s Condensed Consolidated Balance Sheet:

	Fair Value Measurements
	Total Carrying
	Value	Level 1	Level 2	Level 3
	(In thousands)
Asset retirement obligations — liabilities added during the three months ended March 31, 2009	$776	$—	$—	$776
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
Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.
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
(12) Commitments and Contingencies
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

The Company is defending claims in Nathanson v. Cardtronics, Inc. et. al., a putative class-action lawsuit concerning balance inquiry transactions at the Company’s ATMs located in California. The plaintiff alleges that the ATMs of the companies named in the lawsuit violated California state laws by not disclosing the possibility that consumers’ financial institutions would impose fees for balance inquiry transactions conducted through the companies’ ATMs, and asserts claims under California law for either wrongful collection of a fee and/or for failure to notify the plaintiff of the fee. The plaintiff seeks unspecified damages and injunctive relief for himself and a class of other consumers who allegedly paid such fees without notice in the four-year period prior to the filing of the lawsuit. The lawsuit was originally filed on or about October 21, 2008 in the Superior Court of California, County of Los Angeles, and the Company removed the lawsuit to the United States District Court, Central District of California (Western Division) (the “Court”). After briefing by the parties, the Court ruled that federal jurisdiction is proper. The Court granted the Company’s motion to dismiss one of the plaintiff’s initial three claims, and the plaintiff filed an amended complaint regarding his two additional claims. The Company plans to vigorously oppose all claims and believes it has fully complied with California law in all respects and that the claims are legally and factually invalid.
In June 2004, the Company acquired from E*Trade Access, Inc. (“E*Trade”) a portfolio of several thousand ATMs. In connection with that acquisition, the Company assumed E*Trade’s position in that lawsuit in the United States District Court for the District of Massachusetts wherein the Commonwealth of Massachusetts (the “Commonwealth”) and the National Federation of the Blind (the “NFB”) has sued E*Trade alleging that E*Trade had the obligation to make its ATMs accessible to blind patrons via voice guidance. In June 2007, the Company, the Commonwealth, and the NFB entered into a class action settlement agreement regarding this matter. The Court approved the settlement in December 2007. The Company has requested a modification to the settlement agreement so as to permit it to upgrade or replace approximately 2,000 non-voice guided ATMs that it acquired in July 2007 over a longer period than permitted in the settlement agreement. The Company has proposed a three-year replacement plan, which has been rejected by the Commonwealth and the NFB. The parties are meeting in early May 2009 to discuss this matter further.
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
Other Commitments
Asset Retirement Obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $21.5 million accrued for these liabilities as of March 31, 2009. For additional information on the Company’s asset retirement obligations, see Note 8.
(13) Income Taxes
Income tax expense based on the Company’s loss before income taxes was as follows for the three month periods ended March 31:

	2009	2008
	(In thousands)
Income tax expense	$1,017	$565
Effective tax rate	(25.3)%	(14.0)%
The Company has established valuation allowances for its net deferred tax asset positions in all of its jurisdictions and is currently not recording any income tax benefits on current losses in those jurisdictions as it believes it is more likely than not that such benefits will not be realized. In addition, during the three month periods ended March 31, 2009 and 2008, the Company increased its domestic valuation allowance by approximately $0.9 million and $1.2 million, respectively, resulting in the negative effective tax rates reflected above. The lower effective tax rate in 2008 was due to the recognition of certain deferred tax benefits in the Company’s United Kingdom jurisdiction as the Company did not begin establishing valuation allowances in that jurisdiction until the fourth quarter of 2008. Finally, the Company is in a taxable income position with respect to its domestic state income taxes, which further contributed to the overall negative effective tax rates reflected above.

(14) Segment Information
As of March 31, 2009, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.
Management uses EBITDA to assess the operating results and effectiveness of its segments. Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with U.S. GAAP.
Below is a reconciliation of EBITDA to net loss attributable to controlling interests for the three month periods ended March 31:

	2009	2008
	(In thousands)
EBITDA	$18,394	$17,698
Depreciation and accretion expense	9,639	9,082
Amortization expense	4,527	4,503
Interest expense, net, including amortization of deferred financing costs and bond discounts	8,279	8,140
Income tax expense	1,017	565

Net loss attributable to controlling interests	$(5,068)	$(4,592)

The following tables reflect certain financial information for each of the Company’s reporting segments for the three month periods ended March 31. All intercompany transactions between the Company’s reporting segments have been eliminated.

	For the Three Month Period Ended March 31, 2009
	United States	United Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$96,767	$14,777	$3,801	$—	$115,345
Intersegment revenues	374	—	—	(374)	—
Cost of revenues	70,782	10,707	2,928	(374)	84,043
Selling, general, and administrative expenses (1)	9,636	1,017	202	—	10,855

EBITDA	16,508	1,291	617	(22)	18,394

Depreciation and accretion expense	6,805	2,436	403	(5)	9,639
Amortization expense	4,119	399	9	—	4,527
Loss on disposal of assets	395	1,713	—	—	2,108
Interest expense, net	6,922	1,216	141	—	8,279

Capital expenditures, excluding acquisitions (2)	$2,512	$1,767	$154	$—	$4,433

	For the Three Month Period Ended March 31, 2008
	United States	United Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$100,353	$17,640	$2,582	$—	$120,575
Cost of revenues	76,686	14,392	2,187	—	93,265
Selling, general, and administrative expenses	7,325	928	298	—	8,551

EBITDA	15,627	1,944	127	—	17,698

Depreciation and accretion expense	6,113	2,682	309	(22)	9,082
Amortization expense	3,953	538	12	—	4,503
Loss on disposal of assets	872	321	—	—	1,193
Interest expense, net	6,503	1,456	181	—	8,140

Capital expenditures, excluding acquisitions (2)	$15,843	$10,187	$67	$—	$26,097

(1)	Selling, general, and administrative expenses for the three months ended March 31, 2009 includes $1.2 million in severance costs associated with the departure of the Company’s former Chief Executive Officer in March 2009.

(2)	Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs. Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.
Identifiable Assets:

	March 31, 2009	December 31, 2008
	(In thousands)
United States	$385,009	$394,216
United Kingdom	72,891	76,275
Mexico	11,012	11,736

Total	$468,912	$482,227

(15) New Accounting Pronouncements
Adopted
In addition to its adoption of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (see Note 10) and the provisions of SFAS No. 157, Fair Value Measurements, to non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis (see Note 11), the Company adopted the following pronouncements effective January 1, 2009:
Noncontrolling Interests. SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, provides guidance on the presentation of minority interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and the holders of noncontrolling interests. This standard requires that minority interests be presented as a separate component of stockholders’ equity rather than as a “mezzanine” item between liabilities and stockholders’ equity and requires that minority interests be presented as a separate caption in the income statement. In addition, this standard requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The provisions of SFAS No. 160 are to be applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company adopted the provisions of SFAS No. 160 on January 1, 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the Condensed Consolidated Balance Sheets and the net income attributable to noncontrolling interests has been separately identified in the Condensed Consolidated Statements of Operations. The prior period presentation has been modified to conform to the current classification required by SFAS No. 160.
Business Combinations. SFAS No. 141R, Business Combinations, provides revised guidance on the accounting for acquisitions of businesses. This standard changed the previous guidance on business combinations and now requires that all acquired assets, liabilities, minority interest, and certain contingencies, including contingent consideration, be measured at fair value, and certain other acquisition-related costs, including costs of a plan to exit an activity or terminate and relocate employees, be expensed rather than capitalized. SFAS No. 141R applies to acquisitions effective after December 31, 2008. The Company will apply the requirements of the statement to future business combinations, and the impact of the Company’s adoption will depend upon the nature and terms of business combinations, if any, that the Company consummates in the future.
Useful Life of Intangible Assets. FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R (discussed above) and other applicable accounting literature. The Company will (1) apply the useful life estimation provisions of FSP FAS 142-3 to all intangible assets associated with new or renewed contracts on a prospective basis and (2) apply the disclosure provisions to all intangible assets.
Unvested Participating Securities. FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this standard did not impact the Company’s financial position or results of operations as the Company has reported a net loss.
Issued but Not Yet Adopted
Interim Disclosures about Fair Value. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements. This standard is effective for interim periods ending after June 15, 2009. The Company will adopt the new disclosure requirements in its June 30, 2009 financial statements and is currently evaluating the impact that the adoption will have on its financial statement disclosures.

(16) Supplemental Guarantor Financial Information
The Company’s $300.0 million of senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three month periods ended March 31, 2009 and 2008 and the condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$97,141	$18,578	$(374)	$115,345
Operating costs and expenses	1,133	90,604	19,814	(379)	111,172

Operating income (loss)	(1,133)	6,537	(1,236)	5	4,173
Interest expense, net, including amortization of deferred financing costs and bond discounts	496	6,426	1,357	—	8,279
Equity in losses of subsidiaries	2,634	—	—	(2,634)	—
Other (income) expense, net	(167)	(22)	103	—	(86)

Loss (income) before income taxes	(4,096)	133	(2,696)	2,639	(4,020)
Income tax expense	946	71	—	—	1,017

Net (loss) income	(5,042)	62	(2,696)	2,639	(5,037)
Net income attributable to noncontrolling interests	—	—	—	31	31

Net (loss) income attributable to controlling interests and available to common stockholders	$(5,042)	$62	$(2,696)	$2,608	$(5,068)

	Three Months Ended March 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$100,353	$20,222	$—	$120,575
Operating costs and expenses	17	94,932	21,667	(22)	116,594

Operating income (loss)	(17)	5,421	(1,445)	22	3,981
Interest expense, net, including amortization of deferred financing costs and bond discounts	49	6,454	1,637	—	8,140
Equity in losses of subsidiaries	3,422	—	—	(3,422)	—
Other (income) expense, net	(56)	(101)	25	—	(132)

Loss before income taxes	(3,432)	(932)	(3,107)	3,444	(4,027)
Income tax expense (benefit)	1,182	136	(753)	—	565

Net loss	(4,614)	(1,068)	(2,354)	3,444	(4,592)
Net income attributable to noncontrolling interests	—	—	—	—	—

Net loss attributable to controlling interests and available to common stockholders	$(4,614)	$(1,068)	$(2,354)	$3,444	$(4,592)

Condensed Consolidating Balance Sheets

	As of March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$22	$7,041	$2,388	$—	$9,451
Receivables, net	6,668	20,213	3,188	(7,225)	22,844
Other current assets	3,011	9,781	8,936	(2,990)	18,738

Total current assets	9,701	37,035	14,512	(10,215)	51,033
Property and equipment, net	—	93,009	54,427	(169)	147,267
Intangible assets, net	7,657	86,733	9,192	—	103,582
Goodwill	—	150,461	13,057	—	163,518
Investments in and advances to subsidiaries	(52,104)	—	—	52,104	—
Intercompany receivable (payable)	(4,293)	12,720	(8,109)	(318)	—
Prepaid expenses, deferred costs, and other assets	377,360	2,688	824	(377,360)	3,512

Total assets	$338,321	$382,646	$83,903	$(335,958)	$468,912

Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt	$—	$—	$1,466	$—	$1,466
Current portion of capital lease obligations	—	697	—	—	697
Current portion of other long-term liabilities	—	21,525	—	—	21,525
Accounts payable and accrued liabilities	4,047	52,627	14,299	(10,209)	60,764

Total current liabilities	4,047	74,849	15,765	(10,209)	84,452
Long-term debt, net of related discounts	345,282	264,346	113,983	(374,239)	349,372
Capital lease obligations	—	96	—	—	96
Deferred tax liability, net	11,651	968	—	—	12,619
Asset retirement obligations	—	13,610	7,851	—	21,461
Other non-current liabilities	—	23,540	31	—	23,571

Total liabilities	360,980	377,409	137,630	(384,448)	491,571
Stockholders’ (deficit) equity	(22,659)	5,237	(53,727)	48,490	(22,659)

Total liabilities and stockholders’ (deficit) equity	$338,321	$382,646	$83,903	$(335,958)	$468,912

	As of December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$20	$3,165	$239	$—	$3,424
Receivables, net	2,329	22,872	2,965	(2,849)	25,317
Other current assets	2,547	12,245	10,406	(2,491)	22,707

Total current assets	4,896	38,282	13,610	(5,340)	51,448
Property and equipment, net	—	96,965	58,039	(175)	154,829
Intangible assets, net	7,612	90,844	9,871	—	108,327
Goodwill	—	150,462	13,322	—	163,784
Investments in and advances to subsidiaries	(47,301)	—	—	47,301	—
Intercompany receivable (payable)	(4,571)	12,342	(7,771)	—	—
Prepaid expenses, deferred costs, and other assets	382,890	2,899	940	(382,890)	3,839

Total assets	$343,526	$391,794	$88,011	$(341,104)	$482,227

Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt	$—	$—	$1,373	$—	$1,373
Current portion of capital lease obligations	—	757	—	—	757
Current portion of other long-term liabilities	—	24,302	—	—	24,302
Accounts payable and accrued liabilities	11,035	51,016	15,669	(5,334)	72,386

Total current liabilities	11,035	76,075	17,042	(5,334)	98,818
Long-term debt, net of related discounts	340,137	273,346	114,223	(382,890)	344,816
Capital lease obligations	—	235	—	—	235
Deferred tax liability, net	10,705	968	—	—	11,673
Asset retirement obligations	—	13,247	7,822	—	21,069
Other non-current liabilities	—	23,944	23	—	23,967

Total liabilities	361,877	387,815	139,110	(388,224)	500,578
Stockholders’ (deficit) equity	(18,351)	3,979	(51,099)	47,120	(18,351)

Total liabilities and stockholders’ (deficit) equity	$343,526	$391,794	$88,011	$(341,104)	$482,227

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(12,593)	$15,587	$3,410	$—	$6,404

Additions to property and equipment	—	(2,456)	(1,918)	—	(4,374)
Payments for exclusive license agreements and site acquisition costs	—	(55)	(4)	—	(59)

Net cash used in investing activities	—	(2,511)	(1,922)	—	(4,433)

Proceeds from issuance of long-term debt	23,500	9,500	1,000	(10,500)	23,500
Repayments of long-term debt and capital leases	(18,500)	(18,700)	(236)	18,500	(18,936)
Issuance of long-term notes receivable	(10,500)	—	—	10,500	—
Payments received on long-term notes receivable	18,500	—	—	(18,500)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(142)	—	(142)
Other financing activities	(405)	—	—	—	(405)

Net cash provided by (used in) financing activities	12,595	(9,200)	622	—	4,017

Effect of exchange rate changes on cash	—	—	39	—	39

Net increase in cash and cash equivalents	2	3,876	2,149	—	6,027
Cash and cash equivalents as of beginning of period	20	3,165	239	—	3,424

Cash and cash equivalents as of end of period	$22	$7,041	$2,388	$—	$9,451

	Three Months Ended March 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(7,307)	$(5,417)	$2,399	$—	$(10,325)

Additions to property and equipment	—	(15,792)	(10,007)	—	(25,799)
Payments for exclusive license agreements and site acquisition costs	—	(51)	(247)	—	(298)
Principal payments received under direct financing leases	—	—	13	—	13

Net cash used in investing activities	—	(15,843)	(10,241)	—	(26,084)

Proceeds from issuance of long-term debt	50,000	22,640	9,836	(32,640)	49,836
Repayments of long-term debt and capital leases	(14,500)	(6,079)	(73)	5,657	(14,995)
Issuance of long-term notes receivable	(32,640)	—	—	32,640	—
Payments received on long-term notes receivable	5,657	—	—	(5,657)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(1,866)	—	(1,866)
Proceeds from exercises of stock options	123	—	—	—	123
Other financing activities	(1,243)	—	—	—	(1,243)

Net cash provided by financing activities	7,397	16,561	7,897	—	31,855

Effect of exchange rate changes on cash	—	—	23	—	23

Net increase (decrease) in cash and cash equivalents	90	(4,699)	78	—	(4,531)
Cash and cash equivalents as of beginning of period	76	11,576	1,787	—	13,439

Cash and cash equivalents as of end of period	$166	$6,877	$1,865	$—	$8,908

Cautionary Statement Regarding Forward-Looking Statements
Certain statements and information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we currently anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•	our financial outlook and the financial outlook of the ATM industry;
•	our ability to cope with and develop business strategies dealing with the deterioration experienced in global credit markets;
•	the consolidation of several of our existing branding customers;
•	our ability to expand our bank branding and surcharge-free service offerings;
•	our ability to provide new ATM solutions to financial institutions;
•	our ATM vault cash rental needs, including liquidity issues with our vault cash providers;
•	the implementation of our corporate strategy;
•	our ability to compete successfully with our competitors;
•	our financial performance;
•	our ability to strengthen existing customer relationships and reach new customers;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	our ability to pursue and successfully integrate acquisitions;
•	our ability to expand internationally;
•	our ability prevent security breaches; and
•	the additional risks we are exposed to in our armored transport business.
Other factors that could cause our actual results to differ from our projected results are described in (1) our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”), (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (3) other announcements we make from time to time.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Cardtronics, Inc. operates the world’s largest non-bank network of automated teller machines (“ATM”). As of March 31, 2009, our network included over 33,100 ATMs throughout the United States, the United Kingdom, and Mexico, primarily at national and regional merchant locations. We provide ATM management and equipment-related services and electronic funds transfer (“EFT”) transaction processing services to our network of ATMs as well as ATMs owned and operated by third parties. For a more detailed discussion of our operations and the manners in which we derive revenues, please refer to our 2008 Form 10-K.
Economic and Strategic Update
Over the past several years, we have made significant capital investments, including (1) our acquisition of our United Kingdom operations in 2005, (2) our expansion into Mexico in 2006, (3) our acquisition of the ATM and advanced-functionality kiosk business of 7-Eleven, Inc. (“7-Eleven”) in 2007, and (4) the launch of our in-house EFT transaction processing platform. Additionally, during this same period of time, we continued to deploy ATMs in high-traffic locations under our contracts with large, well-known retailers, which has led to the development of relationships with large financial institutions through bank branding opportunities and enhanced the value of our wholly-owned surcharge-free network, Allpoint. While we describe certain adverse developments below, it remains unclear what impact the current and continuing adverse general economic conditions will ultimately have on us. However, we believe that as a result of our past strategic actions and what we believe to be the relatively conservative use of capital during this time, the negative impact of the current economic downturn on our business may be mitigated by the following:
Stable and recurring nature of our business model. Our financial results for the three months ended March 31, 2009 demonstrate that the significant capital investments we have made over the past several years have provided us with an operating platform that we believe should generate relatively stable earnings and consistent cash flows. Although it is too early to detect any discernable trends in this regard, we do not currently expect to see a significant drop-off in the level of transactions conducted on our ATMs as a result of the economic downturn. For example, average monthly cash withdrawal transactions per ATM increased to 581 during the three months ended March 31, 2009 from 553 during the same period last year. Furthermore, while we have seen some modest declines in surcharge-related withdrawal transactions in the United States and the United Kingdom, overall withdrawal transaction levels (especially surcharge-free withdrawal transactions) have continued to exceed our expectations.
Strong liquidity position. We continue to believe we have a sufficient amount of liquidity to meet our anticipated operating needs for the foreseeable future. Our $175.0 million credit facility, which is in place until May 2012, had $56.6 million outstanding at March 31, 2009, including letters of credit, leaving us with $118.4 million in available, committed funding. Though the outstanding balance under our facility increased slightly from December 31, 2008 due primarily to seasonal working capital needs, we currently expect to pay down a portion of the outstanding balance of this facility during the three month period ending June 30, 2009. Furthermore, we continue to be in compliance with all covenants under the facility and would continue to be even if we substantially increased our borrowings or had substantially reduced earnings.
Product diversification. Over the past few years, we have consciously worked to diversify our product and service offerings beyond the traditional ATM surcharging model, which we believe will provide future growth opportunities that do not require significant amounts of new capital. Examples of these growth opportunities include (1) adding more third parties to our ATM transaction processing platform, similar to the arrangement we currently have in place to process transactions for roughly 1,400 ATMs owned and operated by a third-party convenience store chain in the United States; (2) continued expansion and improvement in the types of services that we currently offer on our advanced-functionality ATMs located in 7-Eleven convenience stores across the United States; and (3) continued growth in our branding and surcharge-free offerings.

Although we believe that the characteristics described above should benefit us given current market conditions, we expect the current issues that are negatively impacting the economy and many of the nation’s largest banks could have an adverse impact on our ongoing operations. For example, the continued turmoil seen in the global credit markets may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new bank branding partners, and the underlying economics of any new branding arrangements may not be as favorable as our current branding arrangements. Additionally, it appears that the decision-making process on new bank branding arrangements has slowed considerably with potential branding partners, which we believe is directly attributable to the current economic and financial crisis facing financial institutions around the world. If this trend continues, it will have an adverse impact on our ability to enter into new bank branding arrangements.
While we are continuing to monitor current economic conditions, we cannot at this point accurately predict their impact. However, despite the factors discussed above, we currently believe that our revenues in 2009 will not differ materially from 2008 (excluding the effects of negative year-over-year foreign currency translation adjustments), and we currently expect that any reduction in revenues will be mitigated, at least in part, by certain cost reduction measures that we recently put in place as well as anticipated lower interest rates in each of our key markets.
Recent Events
Foreign Currency Exchange Rates. The strengthening of the United States dollar relative to the British pound and Mexican peso negatively impacted our results during the first quarter of 2009 in terms of translating those foreign earnings into United States dollars. Despite the negative impact on our revenues and gross profits, we do not expect this trend to have a negative impact on our cash flows as we do not currently rely on cash generated by our international operations to fund our domestic operating needs. Additionally, given the fact that we continue to explore potential growth opportunities in the two international markets in which we currently operate, the strengthening of the United States dollar could enhance our ability to invest in those markets at favorable exchange rates.
Revolving Credit Facility Modification. In February 2009, we amended our revolving credit facility to (i) authorize the repurchase of common stock up to an aggregate of $10.0 million (further discussed below); (ii) increase the amount of aggregate “Investments” (as such term is defined in our revolving credit facility) that we may make in non wholly-owned subsidiaries from $10.0 million to $20.0 million and correspondingly increase the aggregate amount of Investments that we may make in subsidiaries that are not Loan Parties (as such term is defined in our revolving credit facility) from $25.0 million to $35.0 million; (iii) increase the maximum amount of letters of credit that may be issued under our revolving credit facility from $10.0 million to $15.0 million; and (iv) modify the amount of capital expenditures that may be incurred on a rolling 12-month basis, as measured on a quarterly basis.
Stock Repurchase Program. In February 2009, our Board of Directors approved a common stock repurchase program up to an aggregate of $10.0 million. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The timing and extent of any purchases will depend on a variety of factors, such as market price, overall market and economic conditions, the level of cash generated from operations, alternative investment opportunities, regulatory considerations or other commitments. We plan to fund repurchases made under this program from available cash balances and cash generated from operations. The share repurchase program will expire on March 31, 2010, unless extended or terminated earlier by our Board of Directors. We have not yet repurchased any shares pursuant to this program because the approval of the program occurred in such close proximity to the date the trading window closed for insider transactions.
Departure of Chief Executive Officer. In March 2009, we announced that our Chief Executive Officer (“CEO”) would be leaving our Company and that the Chairman of our Board of Directors (the “Board”) would serve as interim CEO while our Board conducts a formal search for a new CEO. As a result of our former CEO’s departure, we recognized approximately $1.2 million in severance costs during the quarter.

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations information as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2009	2008
Revenues:
ATM operating revenues	98.5%	96.5%
ATM product sales and other revenues	1.5	3.5

Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	71.3	73.9
Cost of ATM product sales and other revenues	1.6	3.5

Total cost of revenues	72.9	77.4

Gross profit	27.1	22.6
Operating expenses:
Selling, general, and administrative expenses (2)	9.4	7.1
Depreciation and accretion expense	8.4	7.5
Amortization expense	3.9	3.7
Loss on disposal of assets	1.8	1.0

Total operating expenses	23.5	19.3

Income from operations	3.6	3.3
Other expense (income):
Interest expense, net	7.2	6.8
Other income	(0.1)	(0.1)

Total other expense	7.1	6.6

Loss before income taxes	(3.5)	(3.3)
Income tax expense	0.9	0.5

Net loss	(4.4)	(3.8)
Net income attributable to noncontrolling interests	(0.0)	—

Net loss attributable to controlling interests	(4.4)%	(3.8)%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $12.6 million and $12.5 million for the three month periods ended March 31, 2009 and 2008, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.9% and 10.3% for the three month periods ended March 31, 2009 and 2008, respectively.

(2)	Includes effects of $1.2 million in severance costs associated with the departure of our former CEO during March 2009.

Key Operating Metrics
We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margins. The following table sets forth information regarding certain of these key measures for the three month periods ended March 31:

	2009	2008
Average number of transacting ATMs:
United States: Company-owned	18,257	17,854
United States: Merchant-owned	10,145	10,947
United Kingdom	2,544	2,252
Mexico	2,094	1,422

Total average number of transacting ATMs	33,040	32,475

Total transactions (in thousands)	89,371	83,457
Total cash withdrawal transactions (in thousands)	57,564	53,890
Average monthly cash withdrawal transactions per average transacting ATM	581	553

Per ATM per month:
ATM operating revenues (1)	$1,146	$1,194
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (2)	830	915

ATM operating gross profit (2) (3)	$316	$279

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	27.6%	23.4%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	16.5%	12.7%

(1)	The decline in ATM operating revenues per ATM per month was due to foreign currency exchange rate movements between the first quarter of 2008 and the first quarter of 2009.

(2)	Excludes effects of depreciation, accretion, and amortization expense of $12.6 million and $12.5 million for the three month periods ended March 31, 2009 and 2008, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $127 and $128 for the three month periods ended March 31, 2009 and 2008, respectively.

(3)	ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs in our portfolio. Revenues and expenses from advanced ATM equipment sales and other ATM-related services are not included.
Revenues

	Three Months Ended March 31,
	2009	2008	% Change
	(In thousands)
ATM operating revenues	$113,580	$116,297	(2.3)%
ATM product sales and other revenues	1,765	4,278	(58.7)%

Total revenues	$115,345	$120,575	(4.3)%

ATM operating revenues. ATM operating revenues generated during the three months ended March 31, 2009 decreased $2.7 million from the three months ended March 31, 2008. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	2008 to 2009 Variance
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$(3,315)	$(2,537)	$984	$(4,868)
Interchange revenue	529	(317)	300	512
Branding and surcharge-free network revenue	1,732	—	(2)	1,730
Other	(89)	(2)	—	(91)

Total increase (decrease) in ATM operating revenues	$(1,143)	$(2,856)	$1,282	$(2,717)

United States. During the three months ended March 31, 2009, our United States operations experienced a $1.1 million, or 1%, decrease in ATM operating revenues compared to the three months ended March 31, 2008. This decrease was due to a 6% decline in surcharge revenues that resulted from a decreased level of surcharge transactions during the period. While much of the decline was due to our bank and surcharge-free network programs, which allow participants’ cardholders the ability to make cash withdrawals on a surcharge-free basis at our ATMs, the decline was also due to there being one less day in the first quarter of 2009 compared to the first quarter of 2008 as a result of 2008 being a leap year. Although our surcharge-free programs resulted in a decline in surcharge transactions, they contributed to an increase in the total number of withdrawal transactions conducted on our ATMs, which resulted in increased interchange revenues generated by our domestic operations. These higher interchange revenues, coupled with higher bank and surcharge-free network fees, partially offset the decline in surcharge revenues.
United Kingdom. Our United Kingdom operations also contributed to the lower ATM operating revenues for the three months ended March 31, 2009, decreasing over 16% from the first quarter of 2008. However, this decrease was the result of unfavorable foreign currency exchange rate movements between the two periods. Excluding the impact of foreign currency movements, total surcharge and interchange revenues actually increased by $1.3 million and $1.4 million, respectively. These increases were primarily driven by a 13% increase in the average number of transacting ATMs in the United Kingdom, based on ATM purchases made throughout 2008, and higher withdrawal transactions on our free-to-use ATMs, which resulted in the year-over-year increase in interchange revenues.
Mexico. Higher revenues generated by our Mexico operations partially offset the decrease in ATM operating revenues from our domestic and United Kingdom operations. The increase in revenues generated by our Mexico operations during 2009 was the result of a 47% increase in the average number of transacting ATMs associated with these operations as well as higher surcharge and overall withdrawal transactions per machine during the three months ended March 31, 2009.
ATM product sales and other revenues. ATM product sales and other revenues for the three months ended March 31, 2009 were lower than those generated during the same period in 2008 primarily due to lower equipment and value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. In light of the current economic climate, financial institutions and others have reduced their ATM purchases and we have, therefore, seen a decline in these sales during 2009. Also contributing to the decline was the completion of our Triple Data Encryption Standard upgrades, which generated a higher amount of product sales and service-related revenues in the first quarter of 2008 compared to the first quarter of 2009.
Cost of Revenues

	Three Months Ended March 31,
	2009	2008	% Change
	(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$82,229	$89,101	(7.7)%
Cost of ATM product sales and other revenues	1,814	4,164	(56.4)%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$84,043	$93,265	(9.9)%

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the three months ended March 31, 2009 decreased $6.9 million from the same period in 2008. Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues:

	2008 to 2009 Variance
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$(1,901)	$(411)	$309	$(2,003)
Cost of cash	(1,422)	(2,415)	283	(3,554)
Repairs and maintenance	225	108	163	496
Communications	(236)	(506)	54	(688)
Transaction processing	(704)	(484)	92	(1,096)
Other expenses	(99)	46	26	(27)

Total increase (decrease) in cost of ATM operating revenues	$(4,137)	$(3,662)	$927	$(6,872)

United States. During the three months ended March 31, 2009, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $4.1 million when compared to the cost incurred during the same period in 2008. This decrease was primarily the result of lower merchant fees, which resulted from the year-over-year decline in the number of domestic merchant-owned ATMs and the overall decline in surcharge transactions and related surcharge revenues. Also contributing to the decline in the cost of ATM operating revenues was a lower cost of cash, primarily due to reduced market interest rates on the unhedged portion of our vault cash rental obligations, and lower transaction processing costs resulting from the continued conversion of our ATMs over to our EFT processing platform. With respect to our vault cash rental obligations, we are currently in the process of negotiating new pricing terms and conditions with one of our domestic vault cash providers, the results of which would likely become effective after July 2009. While it is too soon to predict the ultimate outcome of those negotiations, the revised pricing terms and conditions could be less favorable to us than those currently in effect under the existing agreement. If that were to occur, our vault cash rental costs would increase in future periods, thus negatively impacting our domestic ATM operating gross profit margin.
In terms of our other operating expense amounts, we continue to aggressively strive to manage our costs without compromising the quality of our services. For example, during the three months ended March 31, 2009, we circulated a proposal to a number of our existing maintenance providers to have them bid for a significant portion of our domestic ATM maintenance business. Although we are still in the process of finalizing our discussions with those vendors, we believe the outcome of this process will result in additional cost savings later in 2009 and beyond.
United Kingdom. Our United Kingdom operations also contributed to the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) during the most recent quarter. The overall $3.7 million decrease was due to foreign currency exchange rate movements between periods. Excluding the impact of exchange rate movements, our United Kingdom operations’ cost of ATM operating revenues increased $0.4 million. This increase was primarily due to higher merchant commissions, which increased by $1.3 million as a result of the increased number of ATMs operating in the United Kingdom during 2009 compared to the same period in 2008, and a $0.4 million increase in direct operations costs. Partially offsetting these increases was a lower cost of cash, primarily due to reduced market interest rates on our vault cash rental obligations. However, similar to the situation outlined above with respect to our United States operating segment, we are currently in the process of negotiating new pricing terms and conditions with our primary vault cash provider in the United Kingdom. While it is too soon to predict the ultimate outcome of those negotiations, the revised pricing terms and conditions could be less favorable to us than those currently in effect under the existing agreement. If that were to occur, our vault cash rental costs would increase in future periods, thus negatively impacting our ATM operating gross profit margins in the United Kingdom.
Mexico. Partially offsetting the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our United States and United Kingdom operations were the costs incurred by our Mexico operations. As a result of the increase in the average number of transacting ATMs associated with these operations and the increased number of transactions conducted on these machines during the first quarter of 2009, when compared to the first quarter of 2008, all of our general categories of cost of ATM operating revenues in Mexico increased during the period.
Cost of ATM product sales and other revenues. Consistent with the decrease in ATM product sales and other revenues discussed above, the cost of ATM product sales and other revenues decreased during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to lower equipment and VAR program sales during the period.

Gross Profit Margin

	2009	2008
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	27.6%	23.4%
Inclusive of depreciation, accretion, and amortization	16.5%	12.7%
ATM product sales and other revenues gross profit margin	(2.8)%	2.7%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	27.1%	22.6%
Inclusive of depreciation, accretion, and amortization	16.2%	12.3%
ATM operating gross profit margin. For the three months ended March 31, 2009, ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased 4.2% and ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased 3.8% when compared to the same period in 2008. Higher margins were earned in all three of our operating segments. However, our United States and United Kingdom operations contributed to the majority of the increase due to the effect of lower market interest rates on our vault cash rental costs and lower transaction processing costs due to our in-house EFT processing operations.
ATM product sales and other revenues gross profit margin. For the three months ended March 31, 2009, our ATM product sales and other revenues gross profit margin was a negative 2.8% compared to a positive 2.7% during the same period in 2008. This decrease was primarily a result of lower margins achieved on VAR, equipment, and other service sales during the quarter.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2009	2008	% Change
	(In thousands)
Selling, general, and administrative expenses	$9,988	$8,350	19.6%
Stock-based compensation	867	201	331.3%

Total selling, general, and administrative expenses	$10,855	$8,551	26.9%

Percentage of total revenues:
Selling, general, and administrative expenses	8.7%	6.9%
Stock-based compensation	0.8%	0.2%
Total selling, general, and administrative expenses	9.4%	7.1%
Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the three months ended March 31, 2009, SG&A expenses, excluding stock-based compensation, increased $1.6 million over the same period in 2008. This increase was primarily attributable to our recognition of $1.2 million in severance costs associated with the departure of our former CEO in March 2009.
Excluding the $1.2 million in severance costs, our domestic operations experienced an increase in SG&A expenses of approximately $0.5 million, or 7%, which was attributable to $0.6 million of incremental employee-related costs during the period. Also contributing to the increase in SG&A expenses during the period were our United Kingdom operations, which incurred higher SG&A expenses during the period mainly due to employee-related costs. However, the majority of this increase was offset by foreign currency movements.
Stock-based compensation. The increase in stock-based compensation during the three months ended March 31, 2009 was due to the issuance of additional shares of restricted stock and stock options during 2008 and 2009. For additional details on these stock and option grants, see Item 1, Notes to Condensed Consolidated Financial Statements, Note 2, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended March 31,
	2009	2008	% Change
	(In thousands)
Depreciation expense	$9,174	$8,687	5.6%
Accretion expense	465	395	17.7%

Depreciation and accretion expense	$9,639	$9,082	6.1%

Percentage of total revenues:
Depreciation expense	8.0%	7.2%
Accretion expense	0.4%	0.3%
Total depreciation and accretion expense	8.4%	7.5%
Depreciation expense. The increase in depreciation expense during the three months ended March 31, 2009 was primarily due to the higher number of machines deployed under Company-owned arrangements compared to 2008, the impact of which was partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency movements, our total depreciation expense would have increased by approximately $1.5 million during the period.
Accretion expense. We account for our asset retirement obligations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that we estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. The increase in accretion expense during the three months ended March 31, 2009 was primarily attributable to the higher number of ATMs deployed under Company-owned arrangements during 2009 compared to the same period in 2008.
Amortization Expense

	Three Months Ended March 31,
	2009	2008	% Change
	(In thousands)
Amortization expense	$4,527	$4,503	0.5%

Percentage of total revenues	3.9%	3.7%
Amortization expense recognized during the three months ended March 31, 2009 was relatively consistent with the amount recognized during the same period in 2008, as higher amortization associated with the acceleration of certain contract intangible assets of our domestic operations was offset by lower amortization expense from our international operations due to favorable foreign currency exchange rate movements.
Loss on Disposal of Assets

	Three Months Ended March 31,
	2009	2008	% Change
	(In thousands)
Loss on disposal of assets	$2,108	$1,193	76.7%

Percentage of total revenues	1.8%	1.0%
We recognized a higher loss on the disposal of assets during the three month period ended March 31, 2009 primarily due to certain optimization efforts undertaken by us associated with our United Kingdom operations. These optimization efforts resulted in the identification and deinstallation of approximately 300 underperforming ATMs that we expect to redeploy under separate ATM operating agreements. As a result of the deinstallation of these machines, we were required to write-off the associated installations costs and any remaining asset retirement obligations associated with the deinstalled machines.

Interest Expense, Net

	Three Months Ended March 31,
	2009	2008	% Change
	(In thousands)
Interest expense, net	$7,711	$7,632	1.0%
Amortization of deferred financing costs and bond discounts	568	508	11.8%

Total interest expense, net	$8,279	$8,140	1.7%

Percentage of revenues	7.2%	6.8%
Interest expense, net. Interest expense, excluding the amortization of deferred financing costs and bond discounts, increased by 1% during the three month period ended March 31, 2009 when compared to the same period in 2008. The increase was the result of the higher average outstanding balance under our revolving credit facility during 2009 when compared to 2008, which was offset slightly by lower overall market interest rates.
Amortization of deferred financing costs and bond discounts. The increase in the amortization of deferred financing costs and bond discounts during 2009 was a result of the additional financing costs incurred in connection with the amendment of our revolving credit facility in February 2009. The amendment, among other things, (i) authorizes our repurchase of common stock up to an aggregate of $10.0 million; (ii) increases the amount of aggregate “Investments” (as such term is defined in our revolving credit facility) that we may make in non wholly-owned subsidiaries from $10.0 million to $20.0 million and correspondingly increases the aggregate amount of Investments that we may make in subsidiaries that are not Loan Parties (as such term is defined in our revolving credit facility) from $25.0 million to $35.0 million; (iii) increases the maximum amount of letters of credit that may be issued under our revolving credit facility from $10.0 million to $15.0 million; and (iv) modifies the amount of capital expenditures that may be incurred on a rolling 12-month basis, as measured on a quarterly basis. Also contributing to the increased expense amount were our senior subordinated notes, as the deferred financing costs and discounts associated with these notes are amortized over the contractual term of the underlying borrowings utilizing the effective interest method.
Income Tax Expense

	Three Months Ended March 31,
	2009	2008	% Change
	(In thousands)
Income tax expense	$1,017	$565	80.0%

Effective tax rate	(25.3)%	(14.0)%
Our income tax expense increased by 80.0% during the three months ended March 31, 2009 when compared to the same period in 2008. This increase was primarily the result of certain deferred tax benefits recorded in 2008 related to our United Kingdom operations that were not recorded during the three months ended March 31, 2009. Effective December 31, 2008, we determined that a valuation allowance should be established for the net deferred tax asset balance in our United Kingdom jurisdiction, consistent with the policies in place with respect to our United States and Mexico jurisdictions. Accordingly, we do not expect to record any income tax benefits in our financial statements for any of our operating segments until it is more likely than not that such benefits will be utilized. Furthermore, due to the exclusion of certain deferred tax liability amounts from our ongoing analysis of our domestic net deferred tax asset position, we will likely continue to record additional valuation allowances for our domestic operations during 2009 and beyond. Accordingly, our overall effective tax rate will continue to be negative until we begin to report positive pre-tax book income on a consolidated basis.

Liquidity and Capital Resources
Overview
As of March 31, 2009, we had $9.5 million in cash and cash equivalents on hand and $351.6 million in outstanding long-term debt and capital lease obligations.
We have historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, the issuance of equity securities, and the sale of bonds. Furthermore, we have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.
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
Operating Activities
Net cash provided by operating activities totaled $6.4 million for the three months ended March 31, 2009 compared to net cash used in operating activities of $10.3 million during the same period in 2008. The year-over-year decrease was primarily attributable to changes in working capital, including the collection of $5.2 million more of receivables and a $7.2 million decrease in prepaid, deferred costs, and other current assets during the first quarter of 2009.
Investing Activities
Net cash used in investing activities totaled $4.4 million for the three months ended March 31, 2009 compared to $26.1 million during the same period in 2008. The year-over-year decrease was the result of a decline in the amount of capital expenditures incurred, which declined from $26.1 million during the three months ended March 31, 2008 to $4.4 million during the three months ended March 31, 2009 as a result of our decision to reduce capital spending in 2009.
Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements as opposed to acquisitions. We expect that our capital expenditures for the remaining nine months of 2009 will total approximately $21 million, net of noncontrolling interests, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect such expenditures to be funded with cash generated from our operations. However, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.
Financing Activities
Net cash provided by financing activities totaled $4.0 million for the three months ended March 31, 2009 compared to $31.9 million for the same period in 2008. The higher amount in 2008 was primarily due to incremental borrowings under our revolving credit facility to fund the higher level of capital expenditures during the period, discussed in Investing Activities above. Although the amount outstanding under our revolving credit facility may fluctuate over the course of the year, we expect that the overall level of our senior debt, absent any acquisitions or unanticipated changes in our working capital and capital expenditure levels, will trend downward over the remainder of the year. Furthermore, because of the anticipated reduction in our level of capital expenditures in 2009, as discussed above, we expect to generate higher net cash flows sufficient to pay off a portion of the outstanding borrowings under our revolving credit facility during 2009.

Financing Facilities
As of March 31, 2009, we had $351.6 million in outstanding long-term debt and capital lease obligations, which was comprised of (1) $296.8 million (net of discount of $3.2 million) of our senior subordinated notes, (2) $48.5 million in borrowings under our revolving credit facility, (3) $5.5 million in notes payable outstanding under equipment financing lines of our Mexico subsidiary, and (4) $0.8 million in capital lease obligations.
Revolving credit facility. Borrowings under our revolving credit facility bear interest at a variable rate based upon LIBOR or prime rate at our option. Additionally, we pay a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt that we can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, and (iv) limitations on the amount of capital expenditures that we can incur on a rolling 12-month basis. Additionally, we are currently prohibited from making any cash dividends pursuant to the terms of the facility.
At March 31, 2009, the weighted average interest rate on our outstanding facility borrowings was approximately 4.1%. Additionally, as of March 31, 2009, we were in compliance with all covenants contained within the facility and had the ability to borrow an additional $118.4 million under the facility based on such covenants.
Bank Machine overdraft facility. In addition to the above revolving credit facility, Bank Machine, our wholly-owned subsidiary operating in the United Kingdom, has a £1.0 million overdraft facility. Such facility, which bears interest at 1.75% over the bank’s base rate (0.5% as of March 31, 2009) and is secured by a letter of credit posted under our corporate revolving credit facility, is utilized for general corporate purposes for our United Kingdom operations. As of March 31, 2009, no amounts were outstanding under this facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.
Cardtronics Mexico equipment financing agreements. During 2006 and 2007, Cardtronics Mexico entered into six separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.96%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of March 31, 2009, $79.9 million pesos ($5.5 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the equipment financing agreements, we have issued a guaranty for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico.) As of March 31, 2009, the total amount of the guaranty was $40.8 million pesos ($2.8 million U.S.).
Capital lease agreements. In connection with a prior acquisition, we assumed certain capital and operating lease obligations for approximately 2,000 ATMs. We currently have $3.8 million in letters of credit under our revolving credit facility in favor of the lessors under these assumed equipment leases. These letters of credit reduce the available borrowing capacity under our revolving credit facility. As of March 31, 2009, the principal balance of our capital lease obligations totaled $0.8 million.
New Accounting Standards
For a description of the accounting standards that we have adopted during 2009, as well as details of the accounting standards that have been issued but not yet adopted by us, see Item 1, Notes to Condensed Consolidated Financial Statements, Note 15, New Accounting Pronouncements.

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
As a result of the significant sensitivity surrounding the vault cash interest expense for our U.S. operations, we have entered into a number of interest rate swaps to fix the rate of interest we pay on a portion of our current and anticipated outstanding domestic vault cash balances. The swaps in place as of March 31, 2009 serve to fix the interest rate paid on the following notional amounts for the periods identified:

	Weighted Average
Notional Amount	Fixed Rate	Period
(In thousands)
$550,000	4.30%	April 1, 2009 – December 31, 2009
$550,000	4.11%	January 1, 2010 – December 31, 2010
$400,000	3.72%	January 1, 2011 – December 31, 2011
$200,000	3.96%	January 1, 2012 – December 31, 2012
The following table presents a hypothetical sensitivity analysis of our annual vault cash interest expense based on our outstanding vault cash balances as of March 31, 2009 and assuming a 100 basis point increase in interest rates:

				Additional Interest Incurred			Additional Interest Incurred on
				on 100 Basis Point Increase			100 Basis Point Increase
	Vault Cash Balance as of			(Excluding Impact of			(Including Impact of
	March 31, 2009			Interest Rate Swaps)			Interest Rate Swaps)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$783.9	$783.9		$7.8	$7.8		$2.3	$2.3
United Kingdom		£102.3	146.2		£1.0	1.5		£1.0	1.5
Mexico	p $	256.7	17.8	p $	2.6	0.2	p $	2.6	0.2

Total			$947.9			$9.5			$4.0

As of March 31, 2009, we had a net liability of $31.0 million recorded in our Condensed Consolidated Balance Sheets related to our interest rate swaps, which represented the fair value liability of the agreements as the instruments are required to be carried at fair value. For additional information on our accounting treatment of these swaps and the calculation of their fair value, see Item 1, Notes to Condensed Consolidated Financial Statements, Note 10, Derivative Financial Instruments and Note 11, Fair Value Measurements.
As of March 31, 2009, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in the United Kingdom or Mexico.
Interest expense. Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Based on the $48.5 million outstanding under the facility as of March 31, 2009, an increase of 100 basis points in the underlying interest rate would have impacted our interest expense by less than $0.5 million; however, there is no guarantee that we will not borrow additional amounts under the facility, and, in the event we borrow additional amounts and interest rates significantly increased, we could be required to pay additional interest and such interest could be material.
Outlook. The significant reductions in interest rates seen recently should reduce the interest expense we incur under our bank credit facility in the United States, as well as the amounts we pay under the unhedged portions of our vault cash rental programs. Because of the historically low interest rates currently in effect, it is likely that we will attempt to enter into additional interest rate swap transactions in the future to hedge an additional portion of our vault cash interest rate risk in both the United States and the United Kingdom. However, we may be unsuccessful in those efforts or may be required to pay fixed rates under the new interest rate swaps that are significantly higher than current market rates. If we are unsuccessful in those efforts and interest rates increase significantly in the future, such increase could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, the impact on our financial statements would be somewhat mitigated by the interest rate swaps that are currently in place in the United States.

Foreign Currency Exchange Risk
Due to our operations in the United Kingdom and Mexico, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our condensed consolidated financial statements. As of March 31, 2009, such translation loss totaled approximately $33.6 million compared to approximately $32.2 million as of December 31, 2008.
Our results during the three months ended March 31, 2009 were negatively impacted by decreases in the value of the British pound relative to the United States dollar compared to the same period in 2008. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the United States dollar and the British pound.) Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican peso relative to the United States dollar. A sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the British pound during the three months ended March 31, 2009, the effect upon Bank Machine’s operating income would have been $0.2 million. A similar sensitivity analysis between the United States dollar and Mexican peso indicated that the impact on Cardtronics Mexico’s operating income would have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.
We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, management performed, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the results of this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information on our material legal proceedings, see Part I., Item I., Financial Information, Notes to Condensed Consolidated Financial Statements, Note 12, Commitments and Contingencies.
ITEM 1A. RISK FACTORS
The material risks we face are described in our 2008 Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in our risk factors since that report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2009:

				Total Number of	Approximate Dollar
	Total Number			Shares Purchased as	Value that May Yet
	of Shares		Average Price	Part of a Publicly	be Purchased Under
Period	Purchased		Paid Per Share	Announced Program	the Program (1)
January 1 – 31, 2009	—		—	—	—
February 1 – 28, 2009	926	(2)	$8.06	—	—
March 1 – 31, 2009	—		—	—	—

Total	926		$8.06	—

(1)	In connection with the lapsing of restrictions on restricted shares granted by our Company under our 2007 Stock Incentive Plan, which was adopted in December 2007 and expires in December 2017, we adopted a policy that enables employees to surrender shares to cover their tax liability associated with the vesting of such shares. We are unable to determine at this time the total amount of securities or the approximate dollar value of those securities that could potentially be surrendered to us pursuant to this provision of our 2007 Stock Incentive Plan.

(2)	These shares represent shares surrendered to us by a participant in our 2007 Stock Incentive Plan to settle the participant’s personal tax liability that resulted from the lapsing of restrictions on shares awarded to the participant under the plan. The price paid per share was based on the average of the high and low trading price of our Company’s common stock on September 1, 2008, which represents the date the restrictions lapsed on such shares.
Additionally, in February 2009, our Board of Directors approved a common stock repurchase program up to an aggregate of $10.0 million. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The share repurchase program will expire on March 31, 2010, unless extended or terminated earlier by the Board of Directors. We have not yet repurchased any shares pursuant to this program, as noted in the following table.

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased as	Value that May Yet
	of Shares	Average Price	Part of a Publicly	be Purchased Under
Period	Purchased	Paid Per Share	Announced Program	the Program
January 1 – 31, 2009	—	—	—	—
February 1 – 28, 2009	—	—	—	$10,000,000
March 1 – 31, 2009	—	—	—	$10,000,000

Total	—	—	—

ITEM 6. EXHIBITS
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this report and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS, INC.
May 6, 2009	/s/ J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

May 6, 2009	/s/ Tres Thompson
Tres Thompson
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)

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

10.1
Amendment No. 9 to Credit Agreement, dated as of February 23, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on February 24, 2009, Registration No. 001-33864).

* 31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
* 31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
* 32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.