Form 10-Q
period 2009-06-30
CARDTRONICS INC
filed 2009-08-07
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33864

CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0681190
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3250 Briarpark Drive, Suite 400	77042
Houston, TX	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, par value: $0.0001 per share. Shares outstanding on August 3, 2009: 40,432,445

CARDTRONICS, INC.
When we refer to “us,” “we,” “our,” “ours” or “the Company,” we are describing Cardtronics, Inc. and/or our subsidiaries.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)
(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,492	$3,424
Accounts and notes receivable, net of allowance of $526 and $504 as of June 30, 2009 and December 31, 2008, respectively	23,384	25,317
Inventory	2,903	3,011
Restricted cash, short-term	3,833	2,423
Prepaid expenses, deferred costs, and other current assets	11,110	17,273

Total current assets	47,722	51,448
Property and equipment, net	150,676	153,430
Intangible assets, net	99,942	108,327
Goodwill	165,483	163,784
Prepaid expenses, deferred costs, and other assets	4,313	3,839

Total assets	$468,136	$480,828

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and notes payable	$1,748	$1,373
Current portion of capital lease obligations	605	757
Current portion of other long-term liabilities	25,855	24,302
Accounts payable	12,202	17,212
Accrued liabilities	57,426	55,174

Total current liabilities	97,836	98,818
Long-term liabilities:
Long-term debt, net of related discounts	326,698	344,816
Capital lease obligations	—	235
Deferred tax liability, net	13,564	11,673
Asset retirement obligations	22,777	21,069
Other long-term liabilities	17,512	23,967

Total liabilities	478,387	500,578

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 45,750,333 and 45,642,282 shares issued as of June 30, 2009 and December 31, 2008, respectively; 40,440,310 and 40,636,533 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	4	4
Subscriptions receivable (at face value)	—	(34)
Additional paid-in capital	196,221	194,101
Accumulated other comprehensive loss, net	(53,792)	(64,025)
Accumulated deficit	(104,779)	(102,199)
Treasury stock; 5,310,023 and 5,005,749 shares at cost as of June 30, 2009 and December 31, 2008, respectively	(48,612)	(48,221)

Total parent stockholders’ deficit	(10,958)	(20,374)
Noncontrolling interests	707	624

Total stockholders’ deficit	(10,251)	(19,750)

Total liabilities and stockholders’ deficit	$468,136	$480,828

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
ATM operating revenues	$121,362	$122,868	$234,942	$239,165
ATM product sales and other revenues	3,286	4,107	5,051	8,385

Total revenues	124,648	126,975	239,993	247,550
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	83,975	93,904	166,204	183,336
Cost of ATM product sales and other revenues	3,153	3,662	4,967	7,826

Total cost of revenues	87,128	97,566	171,171	191,162
Gross profit	37,520	29,409	68,822	56,388
Operating expenses:
Selling, general, and administrative expenses	10,584	9,800	21,439	18,351
Depreciation and accretion expense	9,935	9,978	19,574	19,010
Amortization expense	4,504	4,501	9,031	9,004
Loss on disposal of assets	1,676	1,115	3,784	2,435

Total operating expenses	26,699	25,394	53,828	48,800
Income from operations	10,821	4,015	14,994	7,588
Other expense (income):
Interest expense, net	7,644	7,722	15,355	15,354
Amortization of deferred financing costs and bond discounts	603	530	1,171	1,038
Other (income) expense	(1,041)	17	(1,127)	(115)

Total other expense	7,206	8,269	15,399	16,277
Income (loss) before income taxes	3,615	(4,254)	(405)	(8,689)
Income tax expense (benefit)	1,016	(633)	2,033	(181)

Net income (loss)	2,599	(3,621)	(2,438)	(8,508)
Net income attributable to noncontrolling interests	111	—	142	—

Net income (loss) attributable to controlling interests and available to common stockholders	$2,488	$(3,621)	$(2,580)	$(8,508)

Net income (loss) per common share — basic	$0.06	$(0.09)	$(0.07)	$(0.22)

Net income (loss) per common share — diluted	$0.06	$(0.09)	$(0.07)	$(0.22)

Weighted average shares outstanding — basic	39,032,087	38,735,027	39,005,202	38,662,452

Weighted average shares outstanding — diluted	39,651,363	38,735,027	39,005,202	38,662,452

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,438)	$(8,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	28,605	28,014
Amortization of deferred financing costs and bond discounts	1,171	1,038
Stock-based compensation expense	2,120	811
Deferred income taxes	1,891	(317)
Loss on disposal of assets	3,784	2,435
Other reserves and non-cash items	(1,922)	(3,805)
Changes in assets and liabilities, net of acquisitions:
Decrease in accounts and notes receivable, net	2,070	1,534
Decrease (increase) in prepaid, deferred costs, and other current assets	6,734	(1,621)
(Increase) decrease in inventory	(47)	157
Decrease in other assets	1,192	394
Decrease in accounts payable and accrued liabilities	(7,710)	(10,335)
Decrease in other liabilities	(2,745)	(2,371)

Net cash provided by operating activities	32,705	7,426

Cash flows from investing activities:
Additions to property and equipment	(10,712)	(42,456)
Payments for exclusive license agreements and site acquisition costs	(87)	(497)
Principal payments received under direct financing leases	—	17

Net cash used in investing activities	(10,799)	(42,936)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	27,812	76,236
Repayments of long-term debt and capital leases	(46,486)	(43,829)
Repayments of borrowings under bank overdraft facility, net	(142)	(3,881)
Payments received on subscriptions receivable	34	101
Proceeds from exercises of stock options	—	286
Equity offering costs	—	(1,489)
Debt issuance and modification costs	(458)	(54)
Repurchase of common stock	(92)	—

Net cash (used in) provided by financing activities	(19,332)	27,370

Effect of exchange rate changes on cash	494	(144)

Net increase (decrease) in cash and cash equivalents	3,068	(8,284)

Cash and cash equivalents as of beginning of period	3,424	13,439

Cash and cash equivalents as of end of period	$6,492	$5,155

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$15,525	$16,096
Cash paid for income taxes	$285	$220
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General and Basis of Presentation
General
Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) owns or operates approximately 32,880 automated teller machines (“ATMs”) located in all 50 states of the United States, including 2,530 ATMs located throughout the United Kingdom, and 2,100 ATMs located throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free network of ATMs within the United States (based on the number of participating ATMs) and works with financial institutions to place their logos on the Company’s ATM machines, thus providing convenient surcharge-free access to the financial institutions’ customers. This surcharge-free network, which operates under the Allpoint brand name, has more than 37,000 participating ATMs, including a majority of the Company’s ATMs in the United States and all of the Company’s ATMs in United Kingdom. Finally, the Company provides electronic funds transfer (“EFT”) transaction processing services to its network of ATMs as well as over 1,500 ATMs owned and operated by third parties.
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
The financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 are unaudited. The Consolidated Balance Sheet as of December 31, 2008 was derived from the audited balance sheet filed in the Company’s 2008 Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made, including those described in Note 2 Revision of Prior Period Financial Statements. The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s total reported net loss or stockholders’ deficit.
The unaudited interim consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Because the Company owns a majority (51.0%) interest in and realizes a majority of the earnings and/or losses of Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a noncontrolling interest. See Note 16 for additional information on the presentation of noncontrolling interests in the Company’s financial statements and the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 5, which the Company adopted effective January 1, 2009.
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

The Company has evaluated subsequent events through August 7, 2009, which represents the date the financial statements were issued.
Cost of ATM Operating Revenues and Gross Profit Presentation
The Company presents “Cost of ATM operating revenues” and “Gross profit” within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$8,237	$8,673	$16,274	$16,585
Amortization expense	4,503	4,501	9,030	9,004

Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$12,740	$13,174	$25,304	$25,589

(2)	Revision of Prior Period Financial Statements
During the second quarter of 2009, the Company identified an error related to certain capitalized costs associated with its United Kingdom operation. Upon analysis of the Company’s fixed asset records, management identified certain assets primarily related to previously cancelled ATM sites that should have been expensed in prior periods. The impact of such error was an overstatement of fixed assets and depreciation expense, and an understatement of cost of sales and loss on disposal of assets for the years ended December 31, 2007 and 2008, including the related quarterly periods contained therein. The cumulative impact of such error on the statement of operations for the years affected would have been a total additional expense of approximately $1.7 million. In accordance with Staff Accounting Bulletin No. 108 (“SAB 108”), as issued by the Securities and Exchange Commission (“SEC”), management determined that the effects of the misstatement were not material to any previously reported quarterly or annual period. As such, the related corrections will be made to the applicable prior periods as such financial information is included in future filings with the SEC.
The Company’s prior period financial statements included in this filing have been revised to reflect these adjustments, the effects of which have been summarized below.
Consolidated Balance Sheet:

	December 31, 2008
	As Reported	Adjustments	As Adjusted
	(In thousands)

Property and equipment, net	$154,829	$(1,399)	$153,430
Total assets	482,227	(1,399)	480,828
Accumulated other comprehensive loss, net	(64,355)	330	(64,025)
Accumulated deficit	(100,470)	(1,729)	(102,199)
Total parent stockholders’ deficit	(18,975)	(1,399)	(20,374)
Total stockholders’ deficit	(18,351)	(1,399)	(19,750)
Total liabilities and stockholders’ deficit	482,227	(1,399)	480,828

Consolidated Statements of Operations:

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(In thousands, excluding per share amounts)

Cost of ATM operating revenues	$93,601	$303	$93,904	$182,702	$634	$183,336
Total cost of revenues	97,263	303	97,566	190,528	634	191,162
Gross profit	29,712	(303)	29,409	57,022	(634)	56,388
Depreciation and accretion expense	10,039	(61)	9,978	19,121	(111)	19,010
Loss on disposal of assets(1)	—	1,115	1,115	—	2,435	2,435
Total operating expenses(2)	24,340	1,054	25,394	46,476	2,324	48,800
Income from operations(2)	5,372	(1,357)	4,015	10,546	(2,958)	7,588
Other expense(2)	1,042	(1,025)	17	2,103	(2,218)	(115)
Total other expense(2)	9,294	(1,025)	8,269	18,495	(2,218)	16,277
Loss before income taxes	(3,922)	(332)	(4,254)	(7,949)	(740)	(8,689)
Income tax (benefit) expense	(540)	(93)	(633)	25	(206)	(181)
Net loss	(3,382)	(239)	(3,621)	(7,974)	(534)	(8,508)
Net loss attributable to controlling interests and available to common stockholders	(3,382)	(239)	(3,621)	(7,974)	(534)	(8,508)
Net loss per common share — basic and diluted	(0.09)	—	(0.09)	(0.21)	(0.01)	(0.22)

(1)	Previously reported as a component of “Other expense”.

(2)	Of the Adjustments presented above, $1,025,000 and $2,218,000 for the three and six months ended June 30, 2008, respectively, relates to the reclassification of “Loss on disposal of assets” from a component of “Other expense”.

	Year Ended December 31, 2008			Year Ended December 31, 2007
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(In thousands, excluding per share amounts)

Cost of ATM operating revenues	$361,902	$1,014	$362,916	$281,351	$354	$281,705
Total cost of revenues	377,527	1,014	378,541	293,293	354	293,647
Gross profit	115,487	(1,014)	114,473	85,005	(354)	84,651
Depreciation and accretion expense	39,414	(250)	39,164	26,859	(78)	26,781
Loss on disposal of assets(1)	—	5,807	5,807	—	2,485	2,485
Total operating expenses(2)	147,034	5,557	152,591	75,086	2,407	77,493
(Loss) Income from operations(2)	(31,547)	(6,571)	(38,118)	9,919	(2,761)	7,158
Minority interest in subsidiary(3)	(1,022)	1,022	—	(376)	376	—
Other expense (income)(2)	5,377	(5,284)	93	1,585	(2,211)	(626)
Total other expense(2) (3)	37,552	(4,262)	33,290	32,373	(1,835)	30,538
Loss before income taxes	(69,099)	(2,309)	(71,408)	(22,454)	(926)	(23,380)
Income tax (benefit) expense	938	51	989	4,636	(159)	4,477
Net loss	(70,037)	(2,360)	(72,397)	(27,090)	(767)	(27,857)
Net loss attributable to noncontrolling interests	—	(1,022)	(1,022)	—	(376)	(376)
Net loss attributable to controlling interests and available to common stockholders	(70,037)	(1,338)	(71,375)	(63,362)	(391)	(63,753)
Net loss per common share — basic and diluted	(1.81)	(0.03)	(1.84)	(4.11)	(0.02)	(4.13)

(1)	Previously reported as a component of “Other expense”.

(2)	Of the Adjustments presented above, $5,284,000 and $2,211,000 for the years ended December 31, 2008 and 2007, respectively, relates to the reclassification of “Loss on disposal of assets” from a component of “Other expense”.

(3)	Of the Adjustments presented above, $1,022,000 and $376,000 for the years ended December 31, 2008 and 2007, respectively, relates to the reclassification of “Minority interest in subsidiary” to “Net loss attributable to noncontrolling interests”.

Consolidated Statement of Cash Flows:

	Six Months Ended June 30, 2008
	As Reported	Adjustments	As Adjusted
	(In thousands)

Cash flows from operating activities:
Net loss	$(7,974)	$(534)	$(8,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	28,125	(111)	28,014
Deferred income taxes	(111)	(206)	(317)
Loss on disposal of assets(1)	2,056	379	2,435
Other reserves and non-cash items(1)	(3,643)	(162)	(3,805)
Net cash provided by operating activities	8,060	(634)	7,426
Cash flows from investing activities:
Additions to property and equipment	(43,090)	634	(42,456)
Net cash used in investing activities	(43,570)	634	(42,936)

(1)	Of the Adjustments presented above, $162,000 relates to the reclassification of certain non-cash items previously included in “Loss on disposal of assets” to “Other reserves and non-cash items”.

(3)	Stock-Based Compensation
The Company accounts for stock-based compensation arrangements under SFAS No. 123 (revised 2004), Share-Based Payment, which requires a company to calculate the fair value of stock-based instruments awarded to employees on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the Consolidated Statements of Operations for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of ATM operating revenues	$193	$132	$384	$197
Selling, general, and administrative expenses	869	413	1,736	614

Total stock-based compensation expense	$1,062	$545	$2,120	$811

The increase in stock-based compensation expense during the three and six months ended June 30, 2009 was due to the issuance of 1,782,750 shares of restricted stock and 293,000 stock options to certain of its employees during 2008 and 2009. Both the restricted shares and the stock options were granted under the Company’s 2007 Stock Incentive Plan.
Options. A summary of the Company’s outstanding stock options as of June 30, 2009 and changes during the six months ended June 30, 2009 are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding as of January 1, 2009	4,288,942	$7.96
Granted	40,000	$2.11
Exercised	(8,051)	$0.03
Forfeited	(44,807)	$10.02

Options outstanding as of June 30, 2009	4,276,084	$7.90

Options vested and exercisable as of June 30, 2009	3,416,352	$7.20
The options granted in 2009 had a total grant-date fair value of approximately $41,600, or $1.04 per share.

Restricted Stock. A summary of the Company’s outstanding restricted shares as of June 30, 2009 and changes during the six months ended June 30, 2009 are presented below:

Number
of Shares
Restricted shares outstanding as of January 1, 2009	1,679,250
Granted	100,000
Forfeited	(195,000)
Vested	(375,438)

Restricted shares outstanding as of June 30, 2009	1,208,812

During the second quarter of 2009, the Company granted 100,000 restricted shares to certain members of its board of directors with a total grant-date fair value of $290,000, or $2.90 per share. Compensation expense associated with the restricted stock grants totaled approximately $74,000 during the three and six month periods ended June 30, 2009, leaving approximately $216,000 of unrecognized compensation cost associated with these shares as of June 30, 2009. Such amount will be amortized over the remainder of 2009. Additionally, as of June 30, 2009, there was approximately $8.9 million in unrecognized compensation expense associated with prior restricted share grants.
(4) Earnings per Share
The Company reports its earnings per share in accordance with SFAS No. 128, Earnings per Share. Potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. Such securities include all outstanding stock options and all shares of restricted stock. For the three month period ended June 30, 2008, and for the six month periods ended June 30, 2009 and 2008, the Company incurred net losses and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. Dilutive securities were included in the calculation of diluted earnings per share for the three month period ended June 30, 2009 since the Company reported net income for the period.
Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, such restricted shares are considered to be participating securities pursuant to Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The Company has allocated the undistributed earnings for the three months ended June 30, 2009 among the Company’s outstanding common shares and issued but unvested restricted shares as follows:
Earnings per Share (in thousands, excluding share and per share amounts):

	Three months ended June 30, 2009
		Unvested
	Common Stock	Restricted Shares
Net income attributed to each class of common stock and participating security	$2,398	$90
Weighted-average shares outstanding — Basic	39,032,087	1,487,744
Weighted-average shares outstanding — Diluted	39,651,363	1,487,744
Earnings per share — Basic and Diluted	$0.06	$0.06
For the three months ended June 30, 2009, 5,805 potentially dilutive common shares related to restricted stock were excluded from the computation of diluted EPS for common shares as their effect was antidulutive.

(5) Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$2,599	$(3,621)	$(2,438)	$(8,508)
Unrealized gains on interest rate hedges, net of taxes	343	18,421	1,536	4,956
Foreign currency translation adjustments	10,113	157	8,697	(1,249)

Total comprehensive income (loss)	13,055	14,957	7,795	(4,801)
Less: comprehensive income (loss) attributable to noncontrolling interests	162	(14)	171	10

Comprehensive income (loss) attributable to controlling interests	$12,893	$14,971	$7,624	$(4,811)

Accumulated other comprehensive loss is displayed as a separate component of stockholders’ deficit in the Consolidated Balance Sheets and consisted of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Unrealized losses on interest rate hedges	$(30,616)	$(32,152)
Foreign currency translation adjustments	(23,176)	(31,873)

Total accumulated other comprehensive loss	$(53,792)	$(64,025)

The Company currently believes that a majority of the unremitted earnings of its foreign subsidiaries will be reinvested in the foreign countries in which those subsidiaries operate for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in those subsidiaries or the foreign currency translation adjustment amounts reflected in the tables above. Additionally, as a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to its interest rate swaps, as management does not currently believe the Company will be able to realize the benefits associated with its net deferred tax asset positions.
(6) Intangible Assets
Intangible Assets with Indefinite Lives
The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of June 30, 2009, as well as the changes in the net carrying amounts for the six months ended June 30, 2009, by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2009	$150,461	$12,603	$720	$200	$2,922	$166,906
Foreign currency translation adjustments	—	1,704	(5)	—	395	2,094

Balance as of June 30, 2009	$150,461	$14,307	$715	$200	$3,317	$169,000

Intangible Assets with Definite Lives
The following is a summary of the Company’s intangible assets that are subject to amortization as of June 30, 2009:

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer and branding contracts/relationships	$158,585	$(72,895)	$85,690
Deferred financing costs	14,535	(6,694)	7,841
Exclusive license agreements	5,475	(2,885)	2,590
Non-compete agreements	432	(128)	304

Total	$179,027	$(82,602)	$96,425

(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Accrued merchant fees	$11,588	$10,291
Accrued interest expense	10,565	10,643
Accrued maintenance fees	6,663	4,273
Accrued armored fees	5,229	5,372
Accrued compensation	4,919	3,396
Accrued merchant settlement amounts	3,856	3,111
Accrued cash rental and management fees	2,943	3,693
Accrued processing costs	2,403	1,804
Accrued purchases	1,872	1,085
Accrued interest rate swap payments	1,847	1,836
Accrued ATM telecommunications costs	1,249	1,916
Other accrued expenses	4,292	7,754

Total	$57,426	$55,174

(8) Long-Term Debt
The Company’s long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Revolving credit facility	$24,500	$43,500
Senior subordinated notes due August 2013 (net of unamortized discounts of $3.1 million and $3.4 million as of June 30, 2009 and December 31, 2008)	296,932	296,637
Other	7,014	6,052

Total	328,446	346,189
Less: current portion	1,748	1,373

Total long-term debt, excluding current portion	$326,698	$344,816

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
As of June 30, 2009, $24.5 million of borrowings were outstanding under the Company’s $175.0 million revolving credit facility. Additionally, the Company had posted $2.7 million in letters of credit under the facility in favor of the lessors under the Company’s ATM equipment leases and $4.3 million in letters of credit to secure the Company’s borrowing under its United Kingdom subsidiary’s overdraft facility (as further discussed below). These letters of credit, which the applicable third parties may draw upon in the event the Company defaults on the related obligations, further reduce the Company’s borrowing capacity under its revolving credit facility. As of June 30, 2009, the Company’s available borrowing capacity under the facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) and interest expense covenants contained in the agreement, totaled approximately $143.5 million. As of June 30, 2009, the Company was in compliance with all applicable covenants and ratios under the facility.

Other Facilities
Cardtronics Mexico equipment financing agreements. As of June 30, 2009, other long-term debt consisted of seven separate equipment financing agreements entered into by Cardtronics Mexico. These agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.98%, were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the equipment financing agreements, the Company has issued a guaranty for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico.) As of June 30, 2009, the total amount of the guaranty was $47.2 million pesos (approximately $3.6 million U.S.).
Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine Ltd., the Company’s wholly-owned subsidiary operating in the United Kingdom, has a £1.0 million overdraft facility. This facility, which bears interest at 1.75% over the bank’s base rate (0.5% as of June 30, 2009) and is secured by a letter of credit posted under the Company’s corporate revolving credit facility, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of June 30, 2009, no amounts were outstanding under this facility.
(9) Asset Retirement Obligations
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
The following table is a summary of the changes in Company’s asset retirement obligation liability for the six months ended June 30, 2009 (in thousands):

Asset retirement obligation as of January 1, 2009	$21,069
Additional obligations	1,522
Accretion expense	973
Payments	(1,783)
Foreign currency translation adjustments	996

Asset retirement obligation as of June 30, 2009	$22,777

See Note 12 for additional disclosures on the Company’s asset retirement obligations required by SFAS No. 157, Fair Value Measurements.
(10) Other Liabilities
Other liabilities consisted of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$19,834	$13,788
Obligations associated with acquired unfavorable contracts	3,677	8,203
Deferred revenue	1,954	1,879
Other	390	432

Total	$25,855	$24,302

Other Long-Term Liabilities:
Interest rate swaps	$10,782	$18,364
Deferred revenue	2,922	3,604
Other long-term liabilities	3,808	1,999

Total	$17,512	$23,967

The decline in the non-current portion of other long-term liabilities was primarily the result of the reclassification of unrealized losses on the Company’s interest rate swap transactions from long-term to current.

(11) Derivative Financial Instruments
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
The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with the Company’s vault cash rental obligations and, to a lesser extent, outstanding borrowings under the Company’s revolving credit facility. The Company is also exposed to foreign currency rate risk with respect to its investments in its foreign subsidiaries, most notably its investment in Bank Machine in the United Kingdom. While the Company does not currently utilize derivative instruments to hedge its foreign currency rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the United States and the United Kingdom. The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in Mexico, nor does it utilize derivative instruments to manage the interest rate risk associated with the borrowings outstanding under its revolving credit facility.
As of June 30, 2009, the notional amounts, weighted-average fixed rates, and terms associated with the Company’s interest rate swap contracts were as follows:

			Weighted
Notional Amounts	Notional Amounts	Notional Amounts	Average Fixed
United States	United Kingdom	Consolidated(1)	Rate	Term
	(In thousands)
$550,000	£—	$550,000	4.30%	July 1, 2009 – December 31, 2009
$600,000	£50,000	$682,936	3.92%	January 1, 2010 – December 31, 2010
$550,000	£50,000	$632,936	3.66%	January 1, 2011 – December 31, 2011
$350,000	£25,000	$391,468	3.82%	January 1, 2012 – December 31, 2012
$100,000	£—	$100,000	4.11%	January 1, 2013 – December 31, 2013

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at $1.65873 to £1.00, which was the exchange rate in effect as of June 30, 2009.
In accordance with SFAS No. 133, the Company has designated its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations. Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in accumulated other comprehensive loss in the Consolidated Balance Sheets. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to these interest rate swap contracts as management does not currently believe that the Company will be able to realize the benefits associated with its net deferred tax asset positions.
Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/loss (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedge transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company’s domestic vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. Accordingly, no ineffectiveness amounts have been recorded in the Company’s consolidated financial statements.

The interest rate swap contracts entered into with respect to the Company’s vault cash rental obligations effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s monthly floating-rate vault cash rental obligations to a fixed rate. Such contracts are in place through December 31, 2012 for the Company’s United Kingdom vault cash rental obligations, and December 31, 2013 for the Company’s United States vault cash rental obligations. By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company’s monthly vault cash rental expense amounts has been reduced. The interest rate swap contracts involve the receipt of floating rate amounts from the Company’s counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company’s outstanding vault cash obligations that have been hedged. In return, the Company pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding. At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company’s existing interest rate swap contracts contain credit-risk-related contingent features.
Tabular Disclosures
The following tables depict the effects of the use of derivative contracts on the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations.
Balance Sheet Data

	Liability Derivative Instruments
	June 30, 2009		December 31, 2008
Derivatives Designated as Hedging	Balance Sheet		Balance Sheet
Instruments Under SFAS No. 133	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate swap contracts	Current portion of other long-term liabilities	$19,834	Current portion of other long-term liabilities	$13,788
Interest rate swap contracts	Other long-term liabilities	10,782	Other long-term liabilities	18,364

Total		$30,616		$32,152

The Company does not currently have any derivative instruments that are not designated as hedging instruments under SFAS No. 133. Additionally, all of the Company’s derivative instruments that were designated as hedging instruments under SFAS No. 133 were in a liability position as of June 30, 2009 and December 31, 2008. Accordingly, no asset derivative instrument positions have been reflected in the table above.
Statements of Operations Data

	Three Months Ended June 30,
			Location of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from	Amount of Loss Reclassified from
Derivatives in SFAS No. 133	Recognized in OCI on Derivative		Accumulated OCI into	Accumulated OCI into Income
Cash Flow Hedging	Instruments (Effective Portion)		Income (Effective	(Effective Portion)
Relationships	2009	2008	Portion)	2009	2008
	(In thousands)			(In thousands)
Interest rate swap contracts	$5,934	$21,551	Cost of ATM operating revenues	$(5,591)	$(3,130)

	Six Months Ended June 30,
			Location of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from	Amount of Loss Reclassified from
Derivatives in SFAS No. 133	Recognized in OCI on Derivative		Accumulated OCI into	Accumulated OCI into Income
Cash Flow Hedging	Instruments (Effective Portion)		Income (Effective	(Effective Portion)
Relationships	2009	2008	Portion)	2009	2008
	(In thousands)			(In thousands)
Interest rate swap contracts	$12,574	$9,973	Cost of ATM operating revenues	$(11,038)	$(5,017)
The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges pursuant to SFAS No. 133. Additionally, the Company does not recognize any gains or losses related to the ineffective portion of its interest rate swaps as such amounts have historically been, and, based on the Company’s analysis as of June 30, 2009, are expected to continue to be, immaterial. Furthermore, the Company has not historically, and does not currently anticipate, discontinuing its existing derivative instruments prior to their expiration date. However, if the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company’s vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company’s current interest rate swap contracts, any resulting gains or losses will be recognized within the Other expense (income) line item of the Company’s Consolidated Statements of Operations.
As of June 30, 2009, the Company expects to reclassify $19.8 million of net derivative-related losses contained within accumulated OCI to earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.
See Note 12 for additional disclosures on the Company’s interest rate swap contracts required by SFAS No. 157, Fair Value Measurements.
(12) Fair Value Measurements
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
The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

	Fair Value Measurements
	Total Carrying
	Value	Level 1	Level 2	Level 3
	(In thousands)
Liabilities associated with interest rate swaps	$30,616	$—	$30,616	$—
The following table provides the liabilities measured at fair value on a non-recurring basis at June 30, 2009. These items are included in the “asset retirement obligations” line in the Company’s Consolidated Balance Sheet:

	Fair Value Measurements
	Total Carrying
	Value	Level 1	Level 2	Level 3
	(In thousands)
Asset retirement obligations — liabilities added during the six months ended June 30, 2009	$1,522	$—	$—	$1,522

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
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements. The Company adopted this standard effective June 30, 2009 and has provided the additional disclosures required below.
The carrying amount of the Company’s cash and cash equivalents and other current assets and liabilities approximates fair value due to the relatively short maturities of these instruments. The fair value of the Company’s interest rate swaps was a liability of $30.6 million as of June 30, 2009. Please refer to Note 11 for information on how the fair value of these swaps was calculated. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that such borrowings are subject to short-term floating market interest rates. As of June 30, 2009, the fair value of the Company’s $300.0 million senior subordinated notes (see Note 8) totaled $271.5 million, based on the quoted market price for such notes as of June 30, 2009.
(13) Commitments and Contingencies
Legal and Other Regulatory Matters
In June 2006, Duane Reade, Inc. (“Customer”), one of the Company’s merchant customers filed a complaint in the New York State Supreme Court alleging that the Company had breached its ATM operating agreement with the Customer by failing to pay the Customer the proper amount of fees under the agreement. Cardtronics denied any improper payment of fees. On May 8, 2009, Cardtronics and Duane Reade settled this lawsuit. In connection with that settlement, under which neither side admitted any wrongdoing, the Company agreed to terminate its ATM placement agreement with Duane Reade no later than October 31, 2009, and the related bank branding agreement associated with those ATMs. In connection with these terminations, Cardtronics made a termination payment to Duane Reade and received a termination payment from the associated bank branding partner, the net effect of which was not material to the Company’s financial condition or results of operations.

In the fall of 2008, the Company was made a party to Nathanson v. Cardtronics, Inc. et. al., a lawsuit concerning balance inquiry transactions at the Company’s ATMs located in California. The plaintiff alleged that the ATMs of the companies named in the lawsuit violated California state laws by not disclosing the possibility that consumers’ financial institutions would impose fees for balance inquiry transactions conducted through the Company’s ATMs. The plaintiff sought unspecified damages and injunctive relief for himself and a class of other consumers who allegedly paid such fees without notice in the four-year period prior to the filing of the lawsuit. The lawsuit was originally filed on or about October 21, 2008 in the Superior Court of California, County of Los Angeles, and the Company removed the lawsuit to the United States District Court, Central District of California. On July 24, 2009, the Company and the plaintiff entered into a settlement agreement wherein all claims were dismissed without the Company admitting any liability. Under the settlement agreement, the Company made a one-time payment to the plaintiff, which did not have a material impact upon the Company’s operations.
In June 2004, the Company acquired from E*Trade Access, Inc. (“E*Trade”) a portfolio of several thousand ATMs. In connection with that acquisition, the Company assumed E*Trade’s position in that lawsuit in the United States District Court for the District of Massachusetts wherein the Commonwealth of Massachusetts (the “Commonwealth”) and the National Federation of the Blind (the “NFB”) has sued E*Trade alleging that E*Trade had the obligation to make its ATMs accessible to blind patrons via voice guidance. In June 2007, the Company, the Commonwealth, and the NFB entered into a class action settlement agreement regarding this matter. The Court approved the settlement in December 2007. The Company has requested a modification to the settlement agreement so as to permit it to upgrade or replace approximately 2,200 non-voice guided ATMs that it acquired in July 2007 over a period of time longer than originally contemplated by the 2007 settlement agreement. The Commonwealth and NFB are considering our proposal, but as of this date have not yet indicated whether they will accept it. If they demand a quicker conversion of these ATMs to voice-guidance and the Company agrees (or is ordered by the Court to comply with such demands), the Company’s capital budget for 2009 and 2010 may have to be increased.
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
Other Commitments
Asset Retirement Obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $22.8 million accrued for these liabilities as of June 30, 2009. For additional information on the Company’s asset retirement obligations, see Note 9.
(14) Income Taxes
Income tax expense based on the Company’s loss before income taxes was as follows for the three month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Income tax expense (benefit)	$1,016	$(633)	$2,033	$(181)
Effective tax rate	28.1%	14.9%	(502.0)%	2.1%
The Company has established valuation allowances for its net deferred tax asset positions in all of its jurisdictions and is currently not recording any income tax benefits on current losses in those jurisdictions as it believes it is more likely than not that such benefits will not be realized. In addition, during the three and six month periods ended June 30, 2009, the Company increased its domestic valuation allowance by approximately $0.9 million and $1.9 million, respectively, resulting in the negative effective tax rate reflected above for the six month period ended June 30, 2009. The lower effective tax rates in 2008 were due to the recognition of certain deferred tax benefits in the Company’s United Kingdom jurisdiction as the Company did not begin establishing valuation allowances in that jurisdiction until the fourth quarter of 2008. Finally, the Company is in a taxable income position with respect to its domestic state income taxes, which further contributed to the negative effective tax rate reflected above for the six month period ended June 30, 2009.

(15) Segment Information
As of June 30, 2009, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.
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
Below is a reconciliation of EBITDA to net loss attributable to controlling interests for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
EBITDA	$26,190	$18,477	$44,584	$35,717
Depreciation and accretion expense	9,935	9,978	19,574	19,010
Amortization expense	4,504	4,501	9,031	9,004
Interest expense, net, including amortization of deferred financing costs and bond discounts	8,247	8,252	16,526	16,392
Income tax expense (benefit)	1,016	(633)	2,033	(181)

Net income (loss) attributable to controlling interests	$2,488	$(3,621)	$(2,580)	$(8,508)

The following tables reflect certain financial information for each of the Company’s reporting segments for the three and six month periods ended June 30, 2009 and 2008. All intercompany transactions between the Company’s reporting segments have been eliminated.

	For the Three Month Period Ended June 30, 2009
	United States	United Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$102,270	$18,031	$4,347	$—	$124,648
Intersegment revenues	512	—	—	(512)	—
Cost of revenues	71,248	13,085	3,307	(512)	87,128
Selling, general, and administrative expenses (1)	9,050	1,268	266	—	10,584
Loss on disposal of assets	995	681	—	—	1,676

EBITDA	22,393	3,057	850	(110)	26,190

Depreciation and accretion expense	6,768	2,727	445	(5)	9,935
Amortization expense	4,051	443	10	—	4,504
Interest expense, net	6,817	1,260	170	—	8,247

Capital expenditures, excluding acquisitions (2)	$3,257	$2,106	$460	$—	$5,823

	For the Three Month Period Ended June 30, 2008
	United States	United Kingdom		Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$104,051	$19,701		$3,223	$—	$126,975
Intersegment revenues	365	—		—	(365)	—
Cost of revenues	77,343	17,843	(1)	2,745	(365)	97,566
Selling, general, and administrative expenses	7,985	1,538		277	—	9,800
Loss on disposal of assets	656	459		—	—	1,115

EBITDA	18,683	(255	)(1)	49	—	18,477

Depreciation and accretion expense	6,583	2,994		406	(5)	9,978
Amortization expense	3,952	536		13	—	4,501
Interest expense, net	6,607	1,432		213	—	8,252

Capital expenditures, excluding acquisitions (2)	$6,115	$8,376		$2,696	$—	$17,187

	For the Six Month Period Ended June 30, 2009
	United States	United Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$199,037	$32,808	$8,148	$—	$239,993
Intersegment revenues	886	—	—	(886)	—
Cost of revenues	142,030	23,792	6,235	(886)	171,171
Selling, general, and administrative expenses (3)	18,686	2,285	468	—	21,439
Loss on disposal of assets	1,390	2,394	—	—	3,784

EBITDA	38,901	4,348	1,467	(132)	44,584

Depreciation and accretion expense	13,573	5,163	848	(10)	19,574
Amortization expense	8,170	842	19	—	9,031
Interest expense, net	13,739	2,476	311	—	16,526

Capital expenditures, excluding acquisitions (2)	$6,312	$3,873	$614	$—	$10,799

	For the Six Month Period Ended June 30, 2008
	United States	United Kingdom		Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$204,404	$37,341		$5,805	$—	$247,550
Intersegment revenues	365	—		—	(365)	—
Cost of revenues	154,029	32,566	(1)	4,932	(365)	191,162
Selling, general, and administrative expenses	15,310	2,466		575	—	18,351
Loss on disposal of assets	1,528	907		—	—	2,435

EBITDA	34,310	1,231	(1)	176	—	35,717

Depreciation and accretion expense	12,696	5,626		715	(27)	19,010
Amortization expense	7,905	1,074		25	—	9,004
Interest expense, net	13,110	2,888		394	—	16,392

Capital expenditures, excluding acquisitions (2)	$21,958	$18,232		$2,763	$—	$42,953

(1)	During the second quarter of 2008, we experienced a significant increase in transactions conducted on our ATMs in the United Kingdom with counterfeit credit cards. Due to a delay in the completion of our Europay MasterCard Visa (“EMV”) security standard certification with the network whose brand was on those cards, we are liable under the network’s rules for the resulting claims, which totaled approximately $1.3 million. As a result, our cost of revenues and EBITDA were negatively impacted by the $1.3 million charge during the three and six month periods ended June 30, 2008.

(2)	Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs. Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.

(3)	Selling, general, and administrative expenses for the six months ended June 30, 2009 includes $1.2 million in severance costs associated with the departure of the Company’s former Chief Executive Officer in March 2009.

Identifiable Assets:

	June 30, 2009	December 31, 2008
	(In thousands)
United States	$705,177	$733,921
United Kingdom	83,810	74,876
Mexico	13,011	11,736
Eliminations	(333,862)	(339,705)

Total	$468,136	$480,828

(16)	New Accounting Pronouncements
Adopted
In addition to its adoption of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (see Note 11) and the provisions of SFAS No. 157, Fair Value Measurements, to non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis (see Note 12), the Company adopted the following pronouncements effective January 1, 2009:
Noncontrolling Interests. SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, provides guidance on the presentation of minority interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and the holders of noncontrolling interests. This standard requires that minority interests be presented as a separate component of stockholders’ equity rather than as a “mezzanine” item between liabilities and stockholders’ equity and requires that minority interests be presented as a separate caption in the income statement. In addition, this standard requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The provisions of SFAS No. 160 are to be applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company adopted the provisions of SFAS No. 160 on January 1, 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the Consolidated Balance Sheets and the net income attributable to noncontrolling interests has been separately identified in the Consolidated Statements of Operations. The prior period presentation has been modified to conform to the current classification required by SFAS No. 160.
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
Unvested Participating Securities. FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The initial adoption of this standard did not impact the Company’s financial position or results of operations as the Company reported a net loss for the three month period ended March 31, 2009. However, the provisions of this standard have been applied to the Company’s earnings per share calculation for the three month period ended June 30, 2009, contained elsewhere herein.

Interim Disclosures about Fair Value. In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements. The Company adopted this standard effective June 30, 2009 and has provided the additional disclosures required by such statement in Note 12, Fair Value Measurements.
Subsequent Events. SFAS No. 165, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 defines the subsequent events period and the circumstances under which an entity should recognize events or transactions in its financial statements, as well as requires additional disclosures regarding subsequent events. The Company adopted this standard effective June 30, 2009 and has provided the additional disclosures required by such statement in Note 1, General and Basis of Presentation.
Issued but Not Yet Adopted
FASB Accounting Standards Codification™. In June 2009, the FASB issued under SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. GAAP, except for SEC rules and interpretive releases. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP, deeming all other non-SEC accounting and reporting standards as non-authoritative. This standard is effective for the Company for its quarter ending September 30, 2009. Adoption of the standard will not impact the Company’s consolidated financial position or results of operations; however, it will change references to authoritative GAAP sources for the Company’s accounting policies and disclosures in future filings.
(17) Supplemental Guarantor Financial Information
The Company’s $300.0 million of senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and six month periods ended June 30, 2009 and 2008 and the condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$102,782	$22,378	$(512)	$124,648
Operating costs and expenses	1,156	90,956	22,232	(517)	113,827

Operating income (loss)	(1,156)	11,826	146	5	10,821
Interest expense, net, including amortization of deferred financing costs and bond discounts	812	6,005	1,430	—	8,247
Equity in earnings of subsidiaries	(5,483)	—	—	5,483	—
Other income, net	(24)	(882)	(135)	—	(1,041)

Income (loss) before income taxes	3,539	6,703	(1,149)	(5,478)	3,615
Income tax expense	945	71	—	—	1,016

Net income (loss)	2,594	6,632	(1,149)	(5,478)	2,599
Net income attributable to noncontrolling interests	—	—	—	111	111

Net income (loss) attributable to controlling interests and available to common stockholders	$2,594	$6,632	$(1,149)	$(5,589)	$2,488

	Three Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$104,416	$22,924	$(365)	$126,975
Operating costs and expenses	673	95,846	26,811	(370)	122,960

Operating income (loss)	(673)	8,570	(3,887)	5	4,015
Interest expense, net, including amortization of deferred financing costs and bond discounts	34	6,573	1,645	—	8,252
Equity in losses of subsidiaries	2,201	—	—	(2,201)	—
Other (income) expense, net	(116)	(135)	268	—	17

Income (loss) before income taxes	(2,792)	2,132	(5,800)	2,206	(4,254)
Income tax expense (benefit)	834	—	(1,467)	—	(633)

Net income (loss)	(3,626)	2,132	(4,333)	2,206	(3,621)
Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to controlling interests and available to common stockholders	$(3,626)	$2,132	$(4,333)	$2,206	$(3,621)

	Six Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$199,923	$40,956	$(886)	$239,993
Operating costs and expenses	2,289	181,560	42,046	(896)	224,999

Operating income (loss)	(2,289)	18,363	(1,090)	10	14,994
Interest expense, net, including amortization of deferred financing costs and bond discounts	1,308	12,431	2,787	—	16,526
Equity in earnings of subsidiaries	(2,849)	—	—	2,849	—
Other income, net	(191)	(904)	(32)	—	(1,127)

Income (loss) before income taxes	(557)	6,836	(3,845)	(2,839)	(405)
Income tax expense	1,891	142	—	—	2,033

Net income (loss)	(2,448)	6,694	(3,845)	(2,839)	(2,438)
Net income attributable to noncontrolling interests	—	—	—	142	142

Net income (loss) attributable to controlling interests and available to common stockholders	$(2,448)	$6,694	$(3,845)	$(2,981)	$(2,580)

	Six Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$204,769	$43,146	$(365)	$247,550
Operating costs and expenses	690	190,778	48,886	(392)	239,962

Operating income (loss)	(690)	13,991	(5,740)	27	7,588
Interest expense, net, including amortization of deferred financing costs and bond discounts	83	13,027	3,282	—	16,392
Equity in losses of subsidiaries	5,918	—	—	(5,918)	—
Other (income) expense, net	(172)	(236)	293	—	(115)

Income (loss) before income taxes	(6,519)	1,200	(9,315)	5,945	(8,689)
Income tax expense (benefit)	2,016	136	(2,333)	—	(181)

Net income (loss)	(8,535)	1,064	(6,982)	5,945	(8,508)
Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to controlling interests and available to common stockholders	$(8,535)	$1,064	$(6,982)	$5,945	$(8,508)

Condensed Consolidating Balance Sheets

	As of June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$34	$2,273	$4,185	$—	$6,492
Receivables, net	11,127	20,346	3,583	(11,672)	23,384
Other current assets	3,526	7,876	9,909	(3,465)	17,846

Total current assets	14,687	30,495	17,677	(15,137)	47,722
Property and equipment, net	—	91,094	59,746	(164)	150,676
Intangible assets, net	7,286	82,444	10,212	—	99,942
Goodwill	—	150,461	15,022	—	165,483
Investments in and advances to subsidiaries	(45,466)	—	—	45,466	—
Intercompany receivable (payable)	357,851	13,099	(6,923)	(364,027)	—
Prepaid expenses, deferred costs, and other assets	—	3,226	1,087	—	4,313

Total assets	$334,358	$370,819	$96,821	$(333,862)	$468,136

Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt	$—	$—	$1,748	$—	$1,748
Current portion of capital lease obligations	—	605	—	—	605
Current portion of other long-term liabilities	—	25,400	455	—	25,855
Accounts payable and accrued liabilities	10,582	57,072	17,106	(15,132)	69,628

Total current liabilities	10,582	83,077	19,309	(15,132)	97,836
Long-term debt, net of related discounts	321,431	—	5,267	—	326,698
Intercompany payable	—	242,716	120,992	(363,708)	—
Capital lease obligations	—	—	—	—	—
Deferred tax liability, net	12,596	968	—	—	13,564
Asset retirement obligations	—	13,920	8,857	—	22,777
Other non-current liabilities	—	17,411	101	—	17,512

Total liabilities	344,609	358,092	154,526	(378,840)	478,387
Stockholders’ (deficit) equity	(10,251)	12,727	(57,705)	44,978	(10,251)

Total liabilities and stockholders’ (deficit) equity	$334,358	$370,819	$96,821	$(333,862)	$468,136

	As of December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$20	$3,165	$239	$—	$3,424
Receivables, net	2,329	22,872	2,965	(2,849)	25,317
Other current assets	2,547	12,245	10,406	(2,491)	22,707

Total current assets	4,896	38,282	13,610	(5,340)	51,448
Property and equipment, net	—	96,965	56,640	(175)	153,430
Intangible assets, net	7,612	90,844	9,871	—	108,327
Goodwill	—	150,462	13,322	—	163,784
Investments in and advances to subsidiaries	(48,700)	—	—	48,700	—
Intercompany receivable (payable)	378,319	12,342	(7,771)	(382,890)	—
Prepaid expenses, deferred costs, and other assets	—	2,899	940	—	3,839

Total assets	$342,127	$391,794	$86,612	$(339,705)	$480,828

Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt	$—	$—	$1,373	$—	$1,373
Current portion of capital lease obligations	—	757	—	—	757
Current portion of other long-term liabilities	—	24,302	—	—	24,302
Accounts payable and accrued liabilities	11,035	51,016	15,669	(5,334)	72,386

Total current liabilities	11,035	76,075	17,042	(5,334)	98,818
Long-term debt, net of related discounts	340,137	—	4,679	—	344,816
Intercompany payable	—	273,346	109,544	(382,890)	—
Capital lease obligations	—	235	—	—	235
Deferred tax liability, net	10,705	968	—	—	11,673
Asset retirement obligations	—	13,247	7,822	—	21,069
Other non-current liabilities	—	23,944	23	—	23,967

Total liabilities	361,877	387,815	139,110	(388,224)	500,578
Stockholders’ (deficit) equity	(19,750)	3,979	(52,498)	48,519	(19,750)

Total liabilities and stockholders’ (deficit) equity	$342,127	$391,794	$86,612	$(339,705)	$480,828

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(10,100)	$36,437	$6,368	$—	$32,705

Additions to property and equipment	—	(6,256)	(4,456)	—	(10,712)
Payments for exclusive license agreements and site acquisition costs	—	(56)	(31)	—	(87)

Net cash used in investing activities	—	(6,312)	(4,487)	—	(10,799)

Proceeds from issuance of long-term debt	26,500	12,500	2,312	(13,500)	27,812
Repayments of long-term debt and capital leases	(45,500)	(43,517)	(599)	43,130	(46,486)
Issuance of long-term notes receivable	(13,500)	—	—	13,500	—
Payments received on long-term notes receivable	43,130	—	—	(43,130)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(142)	—	(142)
Payments received for subscriptions receivable	34	—	—	—	34
Other financing activities	(458)	—	—	—	(458)
Repurchase of capital stock	(92)	—	—	—	(92)

Net cash provided by (used in) financing activities	10,114	(31,017)	1,571	—	(19,332)

Effect of exchange rate changes on cash	—	—	494	—	494

Net increase in cash and cash equivalents	14	(892)	3,946	—	3,068
Cash and cash equivalents as of beginning of period	20	3,165	239	—	3,424

Cash and cash equivalents as of end of period	$34	$2,273	$4,185	$—	$6,492

	Six Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(5,239)	$5,930	$6,735	$—	$7,426

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(21,908)	(20,548)	—	(42,456)
Payments for exclusive license agreements and site acquisition costs	—	(50)	(447)	—	(497)
Principal payments received under direct financing leases	—	—	17	—	17

Net cash used in investing activities	—	(21,958)	(20,978)	—	(42,936)

Proceeds from issuance of long-term debt	76,400	44,179	16,870	(61,213)	76,236
Repayments of long-term debt	(42,900)	(34,735)	(251)	34,057	(43,829)
Issuance of long-term notes receivable	(61,213)	—	—	61,213	—
Payments received on long-term notes receivable	34,057	—	—	(34,057)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(3,881)	—	(3,881)
Payments received for subscriptions receivable	101	—	—	—	101
Proceeds from exercises of stock options	286	—	—	—	286
Other financing activities	(1,543)	—	—	—	(1,543)

Net cash provided by financing activities	5,188	9,444	12,738	—	27,370

Effect of exchange rate changes on cash	—	—	(144)	—	(144)

Net decrease in cash and cash equivalents	(51)	(6,584)	(1,649)	—	(8,284)
Cash and cash equivalents at beginning of period	76	11,576	1,787	—	13,439

Cash and cash equivalents at end of period	$25	$4,992	$138	$—	$5,155

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
Overview
Cardtronics, Inc. operates the world’s largest non-bank network of automated teller machines (“ATM”). As of June 30, 2009, our network included over 32,880 ATMs throughout the United States, the United Kingdom, and Mexico, primarily at national and regional merchant locations. We provide ATM management and equipment-related services and electronic funds transfer (“EFT”) transaction processing services to our network of ATMs as well as ATMs owned and operated by third parties. For a more detailed discussion of our operations and the manners in which we derive revenues, please refer to our 2008
Form 10-K.
Economic and Strategic Update
Over the past several years, we have made significant capital investments, including (1) our acquisition of our United Kingdom operations in 2005, (2) our expansion into Mexico in 2006, (3) our acquisition of the ATM and advanced-functionality kiosk business of 7-Eleven, Inc. (“7-Eleven”) in 2007, and (4) the launch of our in-house EFT transaction processing platform. Additionally, during this same period of time, we continued to deploy ATMs in high-traffic locations under our contracts with large, well-known retailers, which has led to the development of relationships with large financial institutions through bank branding opportunities and enhanced the value of our wholly-owned surcharge-free network, Allpoint. As a result of these past strategic actions and the relatively conservative use of capital during this time, we believe that the negative impact of the economic downturn on our business should continue to be mitigated by the following:
Stable and recurring nature of our business model. Our financial results for the six months ended June 30, 2009 demonstrate that the significant capital investments we have made over the past several years have provided us with an operating platform that we believe should continue to generate relatively stable earnings and consistent cash flows. Based on our most recent results, we believe transactions conducted on our ATMs have not been negatively affected by the economic downturn and expect that this trend will continue. For example, average monthly cash withdrawal transactions per ATM increased to 604 during the six months ended June 30, 2009 from 575 during the same period last year. Furthermore, while we have seen some modest declines in surcharge-related withdrawal transactions in the United States and the United Kingdom, we have continued to see slight increases in withdrawal transaction levels (especially surcharge-free withdrawal transactions.)
Strong liquidity position. We continue to believe we have a sufficient amount of liquidity to meet our anticipated operating needs for the foreseeable future. Our $175.0 million credit facility, which is in place until May 2012, had $31.5 million outstanding at June 30, 2009, including letters of credit, leaving us with $143.5 million in available, committed funding. The outstanding balance under our facility decreased by $21.2 million from $52.7 million (including letters of credit) at December 31, 2008, due primarily to repayments made during the three month period ended June 30, 2009. Furthermore, we continue to be in compliance with all covenants under the facility and would continue to be even if we substantially increased our borrowings or had substantially reduced earnings.
Product diversification. Over the past few years, we have consciously worked to diversify our product and service offerings beyond the traditional ATM surcharging model, which we believe will provide future growth opportunities that do not require significant amounts of new capital. Examples of these growth opportunities include (1) adding more third parties to our ATM transaction processing platform, similar to the arrangement we currently have in place to process transactions for over 1,500 ATMs owned and operated by a third-party convenience store chain in the United States; (2) continued expansion and improvement in the types of services that we currently offer on our advanced-functionality ATMs located in 7-Eleven convenience stores across the United States; and (3) continued growth in our branding and surcharge-free offerings. The recent expansion of our branding relationship with an existing bank branding partner to cover an additional 1,300 ATM locations in the United States is an example of one of these growth opportunities.
Although we believe that the characteristics described above should benefit us given current market conditions, the recent issues that have negatively impacted the economy and many of the nation’s largest banks could have an adverse impact on our ongoing operations. For example, the continued loan delinquency and default issues facing financial institutions could have a negative impact on those financial institutions with whom we conduct business. Additionally, even though we recently executed a new bank branding agreement with one of our existing branding partners, the decision-making process on new bank branding arrangements continues to remain relatively slow compared to what we have experienced historically.

While we are continuing to monitor current economic conditions, we cannot at this point accurately predict their impact. However, despite the factors discussed above, we currently believe that our revenues in 2009 will not differ materially from 2008 (excluding the effects of negative year-over-year foreign currency translation adjustments), and we currently expect that any reduction in revenues will be more than offset by certain cost reduction measures that have been put in place as well as anticipated lower interest rates in each of our key markets.
Recent Events
Foreign Currency Exchange Rates. The strengthening of the United States dollar relative to the British pound and Mexican peso negatively impacted our results during the first half of 2009 in terms of translating those foreign earnings into United States dollars. Despite the negative impact on our revenues and gross profits, we do not expect this trend to have a negative impact on our cash flows as we do not currently rely on cash generated by our international operations to fund our domestic operating needs and each operation conducts substantially all of its business in its local currency. Additionally, given the fact that we continue to explore potential growth opportunities in the two international markets in which we currently operate, the strengthening of the United States dollar could enhance our ability to invest in those markets at favorable exchange rates.
Stock Repurchase Program. In February 2009, our Board of Directors approved a common stock repurchase program up to an aggregate of $10.0 million. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The timing and extent of any purchases will depend on a variety of factors, such as market price, overall market and economic conditions, the level of cash generated from operations, alternative investment opportunities, regulatory considerations or other commitments. We plan to fund repurchases made under this program from available cash balances and cash generated from operations. The share repurchase program will expire on March 31, 2010, unless extended or terminated earlier by our Board of Directors. To date, we have purchased approximately 35,000 shares of our common stock at a total cost of $0.1 million and at an average price per share of $3.37.

Results of Operations
The following table sets forth our Consolidated Statements of Operations information as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
ATM operating revenues	97.4%	96.8%	97.9%	96.6%
ATM product sales and other revenues	2.6	3.2	2.1	3.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	67.4	74.0	69.3	74.1
Cost of ATM product sales and other revenues	2.5	2.9	2.1	3.2

Total cost of revenues	69.9	76.8	71.3	77.2

Gross profit	30.1	23.2	28.7	22.8
Operating expenses:
Selling, general, and administrative expenses (2)	8.5	7.7	8.9	7.4
Depreciation and accretion expense	8.0	7.9	8.2	7.7
Amortization expense	3.6	3.5	3.8	3.6
Loss on disposal of assets	1.3	0.9	1.6	1.0

Total operating expenses	21.4	20.0	22.4	19.7

Income from operations	8.7	3.2	6.2	3.1
Other expense (income):
Interest expense, net	6.6	6.5	6.9	6.6
Other (income) expense	(0.8)	0.0	(0.5)	0.0

Total other expense	5.8	6.5	6.4	6.6

Income (loss) before income taxes	2.9	(3.4)	(0.2)	(3.5)
Income tax expense (benefit)	0.8	(0.5)	0.8	(0.1)

Net income (loss)	2.1	(2.9)	(1.0)	(3.4)
Net income attributable to noncontrolling interests	0.1	(0.0)	0.1	—

Net income (loss) attributable to controlling interests and available to common stockholders	2.0%	(2.9)%	(1.1)%	(3.4)%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $12.7 million and $13.2 million for the three month periods ended June 30, 2009 and 2008, respectively, and $25.3 million and $25.6 million for the six month periods ended June 30, 2009 and 2008, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.2% and 10.4% for the three month periods ended June 30, 2009 and 2008, respectively, and by 10.5% and 10.3% for the six month periods ended June 30, 2009 and 2008, respectively.

(2)	Includes effects of $1.2 million in severance costs associated with the departure of our former CEO during March 2009.

Key Operating Metrics
We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margins. The following table sets forth information regarding certain of these key measures for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average number of transacting ATMs:
United States: Company-owned	18,183	18,087	18,207	17,946
United States: Merchant-owned	10,130	10,720	10,141	10,855
United Kingdom	2,572	2,413	2,554	2,331
Mexico	2,117	1,581	2,106	1,514

Total average number of transacting ATMs	33,002	32,801	33,008	32,646

Total transactions (in thousands)	96,482	90,190	185,853	173,646
Total cash withdrawal transactions (in thousands)	62,047	58,710	119,611	112,599
Average monthly cash withdrawal transactions per average transacting ATM	627	597	604	575

Per ATM per month:
ATM operating revenues (1)	$1,226	$1,249	$1,186	$1,221
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (2)	848	954	839	936

ATM operating gross profit (2) (3)	$378	$295	$347	$285

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	30.8%	23.6%	29.3%	23.3%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	20.3%	12.9%	18.5%	12.6%

(1)	The decline in ATM operating revenues per ATM per month was due to foreign currency exchange rate movements between the three and six month periods ended June 30, 2009 and 2008.

(2)	Excludes effects of depreciation, accretion, and amortization expense of $12.7 million and $13.2 million for the three month periods ended June 30, 2009 and 2008, respectively, and $25.3 million and $25.6 million for the six month periods ended June 30, 2009 and 2008, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $129 and $133 for the three month periods ended June 30, 2009 and 2008, respectively, and by $128 and $131 for the six month periods ended June 30, 2009 and 2008, respectively. The decline in Cost of ATM operating revenues per ATM per month was due to foreign currency exchange rate movements between the three and six month periods ended June 30, 2009 and 2008, as well as lower vault cash interest costs and other operating cost reductions.

(3)	ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs in our portfolio. Revenues and expenses from ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$121,362	$122,868	(1.2)%	$234,942	$239,165	(1.8)%
ATM product sales and other revenues	3,286	4,107	(20.0)%	5,051	8,385	(39.8)%

Total revenues	$124,648	$126,975	(1.8)%	$239,993	$247,550	(3.1)%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
ATM operating revenues. ATM operating revenues generated during the three months ended June 30, 2009 decreased $1.5 million from the three months ended June 30, 2008. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Three Months Ended June 30, 2009 to
	Three Months Ended June 30, 2008
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$(2,898)	$(1,534)	$929	$(3,503)
Interchange revenue	737	(102)	67	702
Branding and surcharge-free network revenue	1,658	—	(2)	1,656
Other	(362)	1	—	(361)

Total increase (decrease) in ATM operating revenues	$(865)	$(1,635)	$994	$(1,506)

United States. During the three months ended June 30, 2009, our United States operations experienced a $0.9 million, or 1%, decrease in ATM operating revenues compared to the three months ended June 30, 2008. This decrease was primarily due to a 5% decline in surcharge revenues that resulted from a decreased level of surcharge transactions during the period. Although total withdrawal transactions increased by 2%, surcharge transactions decreased by 11% due to a decline in our merchant-owned account base and the continued growth seen in our bank branding and surcharge-free network programs, which allow participants’ cardholders to make cash withdrawals on a surcharge-free basis at our ATMs. The decline in our merchant-owned account base, which contributed $1.4 million to the $2.9 million year-over-year surcharge revenue decline, had a minimal impact on our overall gross profit as much of the surcharge revenues generated by those accounts are paid to the underlying merchants. Accordingly, as surcharge revenues declined, so did the related merchant payments. The increase in the total number of withdrawal transactions conducted on our ATMs resulted in a 2% increase in interchange revenues generated by our domestic operations. These higher interchange revenues, coupled with higher bank and surcharge-free network fees, partially offset the decline in surcharge revenues.
During the three months ended June 30, 2009, we agreed to settle a standing lawsuit filed against us by one of our merchant customers in June 2006. As part of that settlement, we agreed to terminate our ATM placement agreement with that merchant (covering approximately 272 ATMs in and around the New York City metropolitan area) no later than October 31, 2009, along with the related bank branding agreement. During the same period, we expanded our bank branding contractual relationship with the same financial institution in roughly 1,300 retail locations across ten states within the United States. As a result of these transactions, we expect that our ATM operating revenues may be negatively impacted in 2010 when compared to 2009, as the lost surcharge and interchange revenues may only be partially offset by the anticipated increase in our branding revenues. However, we expect that these transactions will positively impact our gross profits beginning in 2010, as margins earned on our branding revenues are typically higher than those earned on surcharge and interchange revenues generated by our ATM placement programs.
United Kingdom. Our United Kingdom operations’ ATM operating revenues for the three months ended June 30, 2009, decreased over 8% from the first quarter of 2008. However, this decrease was the result of unfavorable foreign currency exchange rate movements between the two periods. Excluding the impact of foreign currency movements, total surcharge and interchange revenues increased by $1.8 million (by 13%) and $1.5 million (by 25%), respectively. These increases were primarily driven by a 7% increase in the average number of transacting ATMs in the United Kingdom, based on ATM deployments made throughout 2008 and the first six months of 2009, and higher withdrawal transactions on our surcharge-free (also referred to as “free-to-use”) ATMs.
Mexico. The increase in revenues generated by our Mexico operations during 2009 was the result of a 34% increase in the average number of transacting ATMs associated with these operations as well as higher surcharge and overall withdrawal transactions per machine during the three months ended June 30, 2009, partially offset by unfavorable foreign currency exchange rate movements.

ATM product sales and other revenues. ATM product sales and other revenues for the three months ended June 30, 2009 were lower than those generated during the same period in 2008 primarily due to lower value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. In light of the current economic climate, financial institutions and others have reduced their ATM purchases and we have, therefore, seen a decline in these sales during 2009.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
ATM operating revenues. ATM operating revenues generated during the six months ended June 30, 2009 decreased $4.2 million from the six months ended June 30, 2008. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Six Months Ended June 30, 2009 to
	Six Months Ended June 30, 2008
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$(6,213)	$(4,071)	$1,913	$(8,371)
Interchange revenue	1,266	(418)	367	1,215
Branding and surcharge-free network revenue	3,390	—	(5)	3,385
Other	(451)	(1)	—	(452)

Total increase (decrease) in ATM operating revenues	$(2,008)	$(4,490)	$2,275	$(4,223)

United States. During the six months ended June 30, 2009, our United States operations experienced a $2.0 million, or 1%, decrease in ATM operating revenues compared to the six months ended June 30, 2008. This decrease was primarily due to a 6% decline in surcharge revenues that resulted from a decreased level of surcharge transactions during the period. Although the total withdrawal transactions increased by 2%, surcharge transactions decreased by 10% due to the same reasons as outlined above for the quarterly period. The increase in the total number of withdrawal transactions conducted on our ATMs resulted in a 2% increase interchange revenues generated by our domestic operations. These higher interchange revenues, coupled with higher bank branding and surcharge-free network fees, partially offset the decline in surcharge revenues.
United Kingdom. Our United Kingdom operations also contributed to the lower ATM operating revenues for the six months ended June 30, 2009, decreasing over 12% from the first half of 2008. However, as was the case with the quarterly period, this decrease was the result of unfavorable foreign currency exchange rate movements between the two periods. Excluding the impact of foreign currency movements, total surcharge and interchange revenues increased by $1.3 million and $2.1 million, respectively. These increases were primarily driven by a 9% increase in the average number of transacting ATMs in the United Kingdom, based on ATM deployments made throughout 2008 and the first six months of 2009, and higher withdrawal transactions on our free-to-use ATMs.
Mexico. Higher revenues generated by our Mexico operations partially offset the decrease in ATM operating revenues from our domestic and United Kingdom operations. The increase in revenues generated by our Mexico operations during 2009 was the result of a 39% increase in the average number of transacting ATMs associated with these operations as well as higher surcharge and overall withdrawal transactions per machine during the six months ended June 30, 2009.
ATM product sales and other revenues. ATM product sales and other revenues for the six months ended June 30, 2009 were lower than those generated during the same period in 2008 primarily due to lower equipment and VAR program sales. As noted above for the quarterly period, financial institutions and others have reduced their ATM purchases and we have, therefore, seen a decline in these sales during 2009. Also contributing to the year-to-date decline was the completion of our Triple Data Encryption Standard upgrades in 2008, which generated a higher amount of product sales and service-related revenues during the first half of 2008.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)		(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$83,975	$93,904	(10.6)%	$166,204	$183,336	(9.3)%
Cost of ATM product sales and other revenues	3,153	3,662	(13.9)%	4,967	7,826	(36.5)%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$87,128	$97,566	(10.7)%	$171,171	$191,162	(10.5)%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the three months ended June 30, 2009 decreased $9.9 million from the same period in 2008. Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues:

	Variance: Three Months Ended June 30, 2009 to
	Three Months Ended June 30, 2008
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$(2,746)	$(924)	$191	$(3,479)
Vault cash rental expense	(1,328)	(2,288)	114	(3,502)
Other cost of cash	(764)	(262)	(2)	(1,028)
Repairs and maintenance	127	466	152	745
Communications	(357)	(383)	31	(709)
Transaction processing	(258)	69	27	(162)
Stock-based compensation	61	—	—	61
Other expenses	(403)	(1,448)	(4)	(1,855)

Total increase (decrease) in cost of ATM operating revenues	$(5,668)	$(4,770)	$509	$(9,929)

United States. During the three months ended June 30, 2009, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $5.7 million when compared to the cost incurred during the same period in 2008. This decrease was primarily due to lower merchant fees, which resulted from the year-over-year decline in the number of our merchant-owned accounts, consistent with the overall decline in surcharge transactions and the related surcharge revenues, as noted above. Also contributing to the decline in the cost of ATM operating revenues was lower vault cash rental fees, primarily due to reduced market interest rates on the unhedged portion of our vault cash rental obligations. The decrease in other cost of cash was attributable to lower armored costs resulting from fewer cash fills, and the decrease in transaction processing costs was primarily due to the continued conversion of our ATMs over to our EFT processing platform. With respect to our domestic vault cash rental obligations, we recently negotiated new pricing terms and conditions with one of our vault cash providers, the results of which will become effective in August 2009. The revised pricing terms and conditions are less favorable to us than those that were in effect under the prior agreement. As a result, our vault cash rental costs are expected to increase slightly in future periods, thus negatively impacting our domestic ATM operating gross profit margin.
In terms of our other operating expense amounts, we continue to aggressively manage our costs without compromising the quality of our services. During the three months ended June 30, 2009, we completed the process of renegotiating and renewing our primary domestic maintenance and armored service provider agreements. As a result, we expect a significant reduction in the amounts we pay for these services on an annual basis, beginning during the second half of 2009. Reference is made to the Gross Profit Margin discussion below for our expectations regarding gross margin levels for the remainder of 2009.
United Kingdom. Our United Kingdom operations also contributed to the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) during the most recent quarter. The overall $4.8 million decrease was primarily due to foreign currency exchange rate movements between periods. Excluding the impact of exchange rate movements, our United Kingdom operations’ cost of ATM operating revenues remained fairly consistent, despite an increased number of ATMs operating in 2009 compared to 2008. This was primarily due to lower vault cash rental expense as a result of reduced market interest rates on our vault cash rental obligations in 2009 when compared to 2008. Additionally, we maintained higher cash balances in our ATMs within the United Kingdom during the second quarter of 2008 in an effort to minimize the amount of downtime caused by service-related issues with third-party armored service providers, which further contributed to the year-over-year decline. Finally, during the three months ended June 30, 2008, there was a $1.3 million charge associated with a number of transactions conducted with counterfeit credit cards on our ATMs in the United Kingdom, for which no similar charges were incurred during the same period this year.

With respect to our United Kingdom vault cash rental obligations, we are currently negotiating new pricing terms and conditions with our existing vault cash provider in that market, the results of which are expected to become effective during the third quarter of 2009. While it is too soon to predict the ultimate outcome of those negotiations, the revised pricing terms and conditions could be less favorable to us than those that are currently in effect under the existing agreement. If that were to occur, our vault cash rental costs would increase in future periods, thus negatively impacting our ATM operating gross profit margin in the United Kingdom. Furthermore, we recently entered into certain interest rate swap transactions to fix the interest rate utilized in calculating the monthly vault cash rental fees under our vault cash rental agreement in the United Kingdom. Such fixed rates, which will become effective in January 2010, are higher than current market interest rates as the fixed rates under the swap contracts extend through the end of 2012. Accordingly, the amount we pay for our vault cash rental fees in the United Kingdom is expected to increase from current levels beginning in 2010, regardless of any changes that may occur with respect to market interest rates. Reference is made to the Gross Profit Margin discussion below for our expectations regarding gross margin levels for the remainder of 2009.
Mexico. Partially offsetting the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our United States and United Kingdom operations were increased costs incurred by our Mexico operations resulting from a 34% increase in the average number of transacting ATMs and a 40% increase in the total number of transactions conducted on these machines during the second quarter of 2009 when compared to the second quarter of 2008.
Cost of ATM product sales and other revenues. Consistent with the decrease in ATM product sales and other revenues discussed above, the cost of ATM product sales and other revenues decreased during the three months ended June 30, 2009 compared to the same period in 2008 primarily due to lower equipment and VAR program sales during the period.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the six months ended June 30, 2009 decreased $17.1 million from the same period in 2008. Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues:

	Variance: Six Months Ended June 30, 2009 to
	Six Months Ended June 30, 2008
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$(4,647)	$(1,335)	$501	$(5,481)
Vault cash rental expense	(3,339)	(4,563)	284	(7,618)
Other cost of cash	(174)	(401)	111	(464)
Repairs and maintenance	553	243	315	1,111
Communications	(594)	(889)	85	(1,398)
Transaction processing	(962)	(415)	118	(1,259)
Stock-based compensation	187	—	—	187
Other expenses	(829)	(1,402)	21	(2,210)

Total increase (decrease) in cost of ATM operating revenues	$(9,805)	$(8,762)	$1,435	$(17,132)

United States. During the six months ended June 30, 2009, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $9.8 million when compared to the cost incurred during the same period in 2008. This decrease was primarily the result of lower merchant fees, which resulted from a 7% year-over-year decline in the number of our merchant-owned accounts. This decline also contributed to the overall decline in surcharge transactions by 10% and related surcharge revenues by 6%. Also contributing to the decline in the cost of ATM operating revenues were lower vault cash rental expense and lower transaction processing costs, as discussed above with respect to the quarterly periods.

United Kingdom. Our United Kingdom operations also contributed to the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) during the six months ended June 30, 2009. The overall $8.8 million decrease was primarily due to foreign currency exchange rate movements between periods. Excluding the impact of exchange rate movements, our United Kingdom operations’ cost of ATM operating revenues decreased by approximately $1.5 million. Such decrease was attributable to the same factors as described above with respect to the quarterly periods.
Mexico. Partially offsetting the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our United States and United Kingdom operations were the costs incurred by our Mexico operations. As was the case for the quarterly periods, the increase in the number of average transacting ATMs and related transactions resulted in a $1.4 million increase in cost of ATM operating revenues for the six months ended June 30, 2009, when compared to the same period last year.
Cost of ATM product sales and other revenues. Consistent with the decrease in ATM product sales and other revenues discussed above, the cost of ATM product sales and other revenues decreased during the six months ended June 30, 2009 compared to the same period in 2008 primarily due to lower equipment and VAR program sales during the period.
Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	30.8%	23.6%	29.3%	23.3%
Inclusive of depreciation, accretion, and amortization	20.3%	12.9%	18.5%	12.6%
ATM product sales and other revenues gross profit margin	4.0%	10.8%	1.6%	6.7%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	30.1%	23.2%	28.7%	22.8%
Inclusive of depreciation, accretion, and amortization	19.9%	12.8%	18.1%	12.4%
ATM operating gross profit margin. For the three and six months ended June 30, 2009, ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased 7.2% and 6.0%, respectively, when compared to the same periods in 2008. ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased 7.4% and 5.9%, respectively, during the three and six months ended June 30, 2009 when compared to the same period in 2008. Higher margins were earned in all three of our operating segments. However, our United States and United Kingdom operations contributed to the majority of the increase due to the effect of lower market interest rates on our vault cash rental costs, lower transaction processing costs due to our in-house EFT processing operations and generally lower other operating costs in the period. Additionally, the year-over-year decline in our merchant-owned account base contributed to the increased margins in 2009, as the revenues related to those merchant-owned accounts were replaced with higher-margin company-owned accounts and related services in all three of our operating segments.
As a result of the anticipated changes in certain operating cost line items, including increased vault cash rental costs in the United States and the United Kingdom and lower maintenance and armored costs in the United States, as well as the expected continued shift in our revenue mix to higher margin company-owned ATMs and branding and surcharge-free arrangements, we expect that our total gross profit margin for the remainder of 2009 will be relatively consistent with the higher margin levels achieved during the first half of 2009.
ATM product sales and other revenues gross profit margin. For the three and six months ended June 30, 2009, our ATM product sales and other revenues gross profit margin decreased by 6.8% and 5.1%, respectively, when compared to the same periods in 2008. These decreases were primarily a result of lower margins achieved on VAR, equipment, and other service sales during the quarter, as we were required to lower our sales prices in light of the reduced market demand for ATM products sales.

Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)		(In thousands)
Selling, general, and administrative expenses	$9,715	$9,387	3.5%	$19,703	$17,737	11.1%
Stock-based compensation	869	413	110.4%	1,736	614	182.7%

Total selling, general, and administrative expenses	$10,584	$9,800	8.0%	$21,439	$18,351	16.8%

Percentage of total revenues:
Selling, general, and administrative expenses	7.8%	7.4%		8.2%	7.2%
Stock-based compensation	0.7%	0.3%		0.7%	0.2%
Total selling, general, and administrative expenses	8.5%	7.7%		8.9%	7.4%
Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the three and six months ended June 30, 2009, SG&A expenses, excluding stock-based compensation, increased $0.3 million and $2.0 million over the same periods in 2008. The increase for the six-month period was primarily attributable to the recognition of $1.2 million in severance costs associated with the departure of our former CEO in March 2009. The increase for the three-month period was primarily attributable to incremental employee-related costs in 2009 in all of our operating segments, as well as additional costs associated with our corporate office relocation and higher professional services fees, offset somewhat by foreign currency exchange rate movements. The increase for the remainder of the six-month period was primarily attributable to incremental employee-related costs in 2009 in all of our operating segments, offset somewhat by foreign currency exchange rate movements.
Stock-based compensation. The increase in stock-based compensation during the three and six months ended June 30, 2009 was due to the issuance of additional shares of restricted stock and stock options during 2008 and 2009. For additional details on these stock and option grants, see Item 1, Notes to Consolidated Financial Statements, Note 3, Stock-Based Compensation.
Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)		(In thousands)
Depreciation expense	$9,427	$9,546	(1.2)%	$18,601	$18,184	2.3%
Accretion expense	508	432	17.6%	973	826	17.8%

Depreciation and accretion expense	$9,935	$9,978	(0.4)%	$19,574	$19,010	3.0%

Percentage of total revenues:
Depreciation expense	7.6%	7.6%		7.8%	7.3%
Accretion expense	0.4%	0.3%		0.4%	0.3%
Total depreciation and accretion expense	8.0%	7.9%		8.2%	7.7%
Depreciation expense. For the three and six months ended June 30, 2009, depreciation expense remained fairly constant over the same periods in 2008. Depreciation expense increased by 7.3% and 4.9% for the three and six months ended June 30, 2009, respectively, excluding the impact of foreign currency exchange rate movements, which was primarily due to the higher number of machines deployed under Company-owned arrangements in 2009 when compared to 2008.
Accretion expense. We account for our asset retirement obligations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that we estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. The increase in accretion expense during the three and six months ended June 30, 2009 was primarily attributable to the higher number of ATMs deployed under Company-owned arrangements during 2009 when compared to the same period in 2008.

Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)		(In thousands)
Amortization expense	$4,504	$4,501	0.1%	$9,031	$9,004	0.3%

Percentage of total revenues	3.6%	3.5%		3.8%	3.6%
Amortization expense recognized during the three and six month periods ended June 30, 2009 were consistent with the amount recognized during the same period in 2008, as higher amortization associated with the acceleration of certain contract intangible assets of our domestic operations was offset by lower amortization expense from our international operations due to favorable foreign currency exchange rate movements.
Loss on Disposal of Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)		(In thousands)
Loss on disposal of assets	$1,676	$1,115	50.3%	$3,784	$2,435	55.4%

Percentage of total revenues	1.3%	0.9%		1.6%	1.0%
We recognized a higher loss on the disposal of assets during the three and six month periods ended June 30, 2009 primarily due to certain optimization efforts undertaken by us associated with our United Kingdom operations. These optimization efforts resulted in the identification and deinstallation of several hundred underperforming ATMs that we expect to redeploy under separate ATM operating agreements. As a result of the deinstallation of these machines, we were required to write-off the associated installations costs and any remaining asset retirement obligations associated with the deinstalled machines.
Interest Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)		(In thousands)
Interest expense, net	$7,644	$7,722	(1.0)%	$15,355	$15,354	0.0%
Amortization of deferred financing costs and bond discounts	603	530	13.8%	1,171	1,038	12.8%

Total interest expense, net	$8,247	$8,252	(0.1)%	$16,526	$16,392	0.8%

Percentage of total revenues	6.6%	6.5%		6.9%	6.6%
Interest expense, net. Interest expense, net, decreased slightly during the three month period ended June 30, 2009, when compared to the same periods in 2008, due to lower market interest rates and a slight reduction in amounts outstanding under our revolving credit facility.
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

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)		(In thousands)
Income tax expense (benefit)	$1,016	$(633)	260.5%	$2,033	$(181)	1223.2%

Effective tax rate	28.1%	14.9%		(502.0)%	2.1%
Our income tax expense increased during both the three and six month periods ended June 30, 2009 when compared to the same periods in 2008. This increase was primarily the result of certain deferred tax benefits recorded in 2008 related to our United Kingdom operations that were not recorded during the three and six months ended June 30, 2009. Effective December 31, 2008, we determined that a valuation allowance should be established for the net deferred tax asset balance in our United Kingdom jurisdiction, consistent with the policies in place with respect to our United States and Mexico jurisdictions. Accordingly, we do not expect to record any income tax benefits in our financial statements for any of our operating segments until it is more likely than not that such benefits will be utilized. Furthermore, due to the exclusion of certain deferred tax liability amounts from our ongoing analysis of our domestic net deferred tax asset position, we will likely continue to record additional valuation allowances for our domestic operations during 2009 and beyond.
Liquidity and Capital Resources
Overview
As of June 30, 2009, we had $6.5 million in cash and cash equivalents on hand and $329.1 million in outstanding long-term debt and capital lease obligations.
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, the issuance of equity securities, and the sale of bonds. Furthermore, we have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.
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
Operating Activities
Net cash provided by operating activities totaled $32.7 million for the six months ended June 30, 2009 compared to net cash provided by operating activities of $7.4 million during the same period in 2008. The year-over-year increase was primarily attributable to improved operating margins and favorable working capital movements in 2009 when compared to 2008.
Investing Activities
Net cash used in investing activities totaled $10.8 million for the six months ended June 30, 2009 compared to $42.9 million during the same period in 2008. The year-over-year decrease was the result of a decline in the amount of capital expenditures incurred, as a result of our decision to reduce capital spending in 2009.
Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements as opposed to acquisitions. We expect that our capital expenditures for the remaining six months of 2009 will total approximately $14.0 million, net of noncontrolling interests, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect such expenditures to be funded with cash generated from our operations. However, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities
Net cash used in financing activities totaled $19.3 million for the six months ended June 30, 2009 compared to $27.4 million provided by financing activities for the same period in 2008. In 2008, we incurred incremental borrowings under our revolving credit facility to fund the higher level of capital expenditures during the period, as discussed in the Investing Activities section above. However, in 2009, we generated sufficient cash flows after capital expenditures that allowed us to repay a significant portion of the outstanding borrowings under our revolving credit facility. Although the amount outstanding under our revolving credit facility may fluctuate over the course of the year, we expect that the overall level of our senior debt, absent any acquisitions or unanticipated changes in our working capital and capital expenditure levels, will continue to trend downward over the remainder of the year, especially as we expect to generate higher net cash flows that allow us to repay outstanding borrowings.
Financing Facilities
As of June 30, 2009, we had $329.1 million in outstanding long-term debt and capital lease obligations, which was comprised of (1) $297.0 million (net of discount of $3.1 million) of our senior subordinated notes, (2) $24.5 million in borrowings under our revolving credit facility, (3) $7.0 million in notes payable outstanding under equipment financing lines of our Mexico subsidiary, and (4) $0.6 million in capital lease obligations.
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
At June 30, 2009, the weighted average interest rate on our outstanding facility borrowings was approximately 4.2%. Additionally, as of June 30, 2009, we were in compliance with all covenants contained within the facility and had the ability to borrow an additional $143.5 million under the facility based on such covenants.
Bank Machine overdraft facility. In addition to the above revolving credit facility, Bank Machine, our wholly-owned subsidiary operating in the United Kingdom, has a £1.0 million overdraft facility. Such facility, which bears interest at 1.75% over the bank’s base rate (0.5% as of June 30, 2009) and is secured by a letter of credit posted under our corporate revolving credit facility, is utilized for general corporate purposes for our United Kingdom operations. As of June 30, 2009, no amounts were outstanding under this facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.
Cardtronics Mexico equipment financing agreements. Between 2006 and 2009, Cardtronics Mexico entered into seven separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.98%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of June 30, 2009, $92.5 million pesos ($7.0 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics. Pursuant to the terms of the equipment financing agreements, we have issued a guaranty for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico.) As of June 30, 2009, the total amount of the guaranty was $47.2 million pesos ($3.6 million U.S.).

Capital lease agreements. In connection with a prior acquisition, we assumed certain capital and operating lease obligations for approximately 2,000 ATMs. We currently have $2.7 million in letters of credit under our revolving credit facility in favor of the lessors under these assumed equipment leases. These letters of credit reduce the available borrowing capacity under our revolving credit facility. As of June 30, 2009, the principal balance of our capital lease obligations totaled $0.6 million.
New Accounting Standards
For a description of the accounting standards that we have adopted during 2009, as well as details of the accounting standards that will apply to us in the future, see Item 1, Notes to Consolidated Financial Statements, Note 16, New Accounting Pronouncements.

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
As a result of the significant sensitivity surrounding the vault cash interest expense for our United States and United Kingdom operations, we have entered into a number of interest rate swaps to fix the rate of interest utilized to determine the amounts we pay on a portion of our current and anticipated outstanding vault cash balances. The following swaps in place as of June 30, 2009, serve to fix the interest rate utilized for our vault cash rental agreements in the United States and the United Kingdom for the following notional amounts and periods:

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
United States	United Kingdom	Consolidated(1)	Fixed Rate	Term
	(In thousands)
$550,000	£—	$550,000	4.30%	July 1, 2009 – December 31, 2009
$600,000	£50,000	$682,936	3.92%	January 1, 2010 – December 31, 2010
$550,000	£50,000	$632,936	3.66%	January 1, 2011 – December 31, 2011
$350,000	£25,000	$391,468	3.82%	January 1, 2012 – December 31, 2012
$100,000	£—	$100,000	4.11%	January 1, 2013 – December 31, 2013

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at $1.65873 to £1.00, which was the exchange rate in effect as of June 30, 2009.
The following table presents a hypothetical sensitivity analysis of our annual vault cash interest expense based on our outstanding vault cash balances as of June 30, 2009 and assuming a 100 basis point increase in interest rates:

							Additional Interest Incurred on
				Additional Interest Incurred			100 Basis Point Increase
				on 100 Basis Point Increase			(Including Impact of
	Vault Cash Balance as of			(Excluding Impact of			Interest Rate Swaps
	June 30, 2009			Interest Rate Swaps)			Currently in Effect)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$809.2	$809.2		$8.1	$8.1		$2.6	$2.6
United Kingdom (1)		£88.4	146.6		£0.9	1.5		£0.9	1.5
Mexico	p $	308.4	23.4	p $	3.1	0.2	p $	3.1	0.2

Total			$979.2			$9.8			$4.3

(1)	The interest rate swaps in the United Kingdom, although in place as of June 30, 2009, are not effective until January 1, 2010.
As of June 30, 2009, we had a net liability of $30.6 million recorded in our Consolidated Balance Sheets related to our interest rate swaps, which represented the estimated fair value of the instruments as of such date. For additional information on our accounting treatment of these swaps and the calculation of their fair value, see Item 1, Notes to Consolidated Financial Statements, Note 11, Derivative Financial Instruments and Note 12, Fair Value Measurements.
As of June 30, 2009, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico.
Interest expense. Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Based on the $24.5 million outstanding under the facility as of June 30, 2009, an increase of 100 basis points in the underlying interest rate would have impacted our interest expense by less than $0.2 million; however, there is no guarantee that we will not borrow additional amounts under the facility, and, in the event we borrow additional amounts and interest rates significantly increased, we could be required to pay additional interest and such interest could be material.

Outlook. The significant reductions in interest rates seen recently should reduce the interest expense we incur under our bank credit facility in the United States, as well as the amounts we pay under the unhedged portions of our vault cash rental programs. Because of the historically low interest rates currently in effect, we recently entered into additional interest rate swap transactions to hedge an additional portion of our vault cash interest rate risk in the United States and the United Kingdom, and may continue to do so in the future. We may be unsuccessful in those efforts or may be required to pay fixed rates under the new interest rate swaps that are significantly higher than current market rates. If we are unsuccessful in those efforts and interest rates increase significantly in the future, such increase could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, the impact on our financial statements would be somewhat mitigated by the interest rate swaps that are currently in place.
Foreign Currency Exchange Risk
Due to our operations in the United Kingdom and Mexico, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of our U.K. subsidiary (Bank Machine) and Cardtronics Mexico into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of June 30, 2009, such translation loss totaled approximately $23.2 million compared to approximately $31.9 million as of December 31, 2008.
Our results during the three and six months ended June 30, 2009 were negatively impacted by decreases in the value of the British pound relative to the United States dollar compared to the same period in 2008. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the United States dollar and the British pound.) Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican peso relative to the United States dollar. A sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the British pound during the three months ended June 30, 2009, the effect upon Bank Machine’s operating income would have been $0.2 million. A similar sensitivity analysis between the United States dollar and Mexican peso indicated that the impact on Cardtronics Mexico’s operating income would have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.
We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, management performed, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the results of this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2009.
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
For information on our material legal proceedings, see Part I., Item I., Financial Information, Notes to Consolidated Financial Statements, Note 13, Commitments and Contingencies.

ITEM 1A.	RISK FACTORS
Our business, results of operations and financial condition are subject to a number of risks. Some of those risks are set forth in our 2008 Form 10-K. Outlined below is a modification to certain risks previously disclosed in our 2008 Form 10-K. These risks should be read in conjunction with the risk factors discussed in Part I, Item 1A. Risk Factors, in our 2008 Form 10-K. The risks described in this Form 10-Q and in our 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
We maintain a significant amount of cash within our Company-owned ATMs, which is subject to potential loss due to theft or other events, including natural disasters.
As of June 30, 2009, there was approximately $979.0 million in vault cash held in our domestic and international ATMs. Although legal and equitable title to such cash is held by the cash providers, any loss of such cash from our ATMs through theft or other means is typically our responsibility. While we maintain insurance to cover a significant portion of any losses that may be sustained by us as a result of such events, we are still required to fund a portion of such losses through the payment of the related deductible amounts under our insurance policies. Furthermore, any increase in the frequency and/or amounts of such thefts and losses could negatively impact our operating results as a result of higher deductible payments and increased insurance premiums. Additionally, any damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with such merchants and impair our ability to deploy additional ATMs in those locations (or new locations) with those merchants in the future. Finally, impacted merchants may request, and have requested on a limited basis, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results.
Interchange fees, which comprise a substantial portion of our ATM transaction revenues, may be lowered at the discretion of the various EFT networks through which our ATM transactions are routed, thus reducing our future revenues.
Interchange fees, which represented approximately 30% of our total ATM operating revenues for the year ended December 31, 2008 and the six months ended June 30, 2009, are set by the various EFT networks through which our ATM transactions are routed. The fees are set at the discretion of each network and typically vary from one network to the next. Accordingly, if some or all of the networks through which our ATM transactions are routed were to lower the interchange rates paid to us, our future ATM transaction revenues and related profits would decline. Historically, we have been successful in offsetting the effects of such reductions through changes in our business. However, we can give no assurances that we will be successful in offsetting the effects of any future reductions in interchange fees, if and when they occur.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2009:

					Total Number of		Approximate Dollar
	Total Number of		Average		Shares Purchased as		Value that May Yet
	Shares		Price Paid		Part of a Publicly		be Purchased Under
Period	Purchased		Per Share		Announced Program		the Program (1) (2)
April 1 – 30, 2009	—		—		—		$10,000,000
May 1 – 31, 2009	—		—		—		$10,000,000
June 1 – 30, 2009	108,348	(3)(4)	$3.60	(5)	27,058	(6)	$9,909,344

Total	108,348		$3.60		27,058

(1)	In February 2009, our Board of Directors approved a common stock repurchase program up to an aggregate of $10.0 million. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The share repurchase program will expire on March 31, 2010, unless extended or terminated earlier by the Board of Directors.

(2)	In connection with the lapsing of the forfeiture restrictions on restricted shares granted by our Company under our 2007 Stock Incentive Plan, which was adopted in December 2007 and expires in December 2017, we permitted employees to sell a portion of their shares to us in order to satisfy the tax liabilities that arose as a consequence of the lapsing of the forfeiture restrictions. In future periods, we may not permit our employees to sell their shares to us in order to satisfy such tax liabilities. Furthermore, since the number of restricted shares that will become unrestricted each year is dependent upon the continued employment of the award recipients, we cannot forecast either the total amount of such securities or the approximate dollar value of those securities that we might purchase in future years as the forfeiture restrictions on such shares lapse.

(3)	Included in these shares are 81,290 shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(4)	Included in these shares are 27,058 shares repurchased by us pursuant to our common stock repurchase program.

(5)	The price paid per share was based on the weighted average of the high and low trading price of our Company’s common stock on June 5, 2009 and June 20, 2009 which represent the dates the restrictions lapsed on such shares, and on the dates in which we repurchased shares under our common stock repurchase program.

(6)	Represents shares of common stock repurchased by us pursuant to our publicly announced common stock repurchase program

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In conjunction with our Annual Meeting of Stockholders held on June 18, 2009, two proposals were presented to stockholders. Set forth below are the voting results for the proposals presented for a stockholder vote at the Annual Meeting.
Proposal No. 1: Re-election of two independent Class II directors to our Board of Directors for a three-year term:

	Number of Shares
	For	Withheld
J. Tim Arnoult	33,686,629	4,123,710
Dennis F. Lynch	33,686,629	4,123,710
Our other continuing directors are Fred R. Lummis, Robert P. Barone, Jorge M. Diaz, and Michael A.R. Wilson.
Proposal No. 2: Ratification of the Audit Committee’s selection of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain	Broker Non-Votes
37,734,849	64,340	11,150	—

ITEM 6.	EXHIBITS
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this report and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS, INC.
August 7, 2009	/s/ J. Chris Brewster
J. Chris Brewster
(Duly Authorized Officer and Principal Financial Officer)

August 7, 2009	/s/ Tres Thompson
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

* 10.1 †	Second Amendment to Contract Cash Solutions Agreement, dated July 19, 2009, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A.

* 31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

* 31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.

* 32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

†	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.