Form 10-Q
period 2009-09-30
CARDTRONICS INC
filed 2009-10-29
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, par value: $0.0001 per share. Shares outstanding on October 26, 2009: 40,741,613

CARDTRONICS, INC.
When we refer to “us,” “we,” “our,” “ours” or “the Company,” we are describing Cardtronics, Inc. and/or our subsidiaries.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)
(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$6,141	$3,424
Accounts and notes receivable, net of allowance of $587 and $504 as of September 30, 2009 and December 31, 2008, respectively	25,191	25,317
Inventory	3,206	3,011
Restricted cash, short-term	3,128	2,423
Prepaid expenses, deferred costs, and other current assets	8,753	17,273

Total current assets	46,419	51,448
Property and equipment, net	146,526	153,430
Intangible assets, net	94,755	108,327
Goodwill	165,069	163,784
Prepaid expenses, deferred costs, and other assets	4,426	3,839

Total assets	$457,195	$480,828

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and notes payable	$1,771	$1,373
Current portion of capital lease obligations	413	757
Current portion of other long-term liabilities	26,059	24,302
Accounts payable	13,174	17,212
Accrued liabilities	46,749	55,174

Total current liabilities	88,166	98,818
Long-term liabilities:
Long-term debt, net of related discounts	319,174	344,816
Capital lease obligations	—	235
Deferred tax liability, net	14,509	11,673
Asset retirement obligations	23,359	21,069
Other long-term liabilities	20,278	23,967

Total liabilities	465,486	500,578

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 45,993,881 and 45,642,282 shares issued as of September 30, 2009 and December 31, 2008, respectively; 40,673,204 and 40,636,533 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	4	4
Subscriptions receivable (at face value)	—	(34)
Additional paid-in capital	198,696	194,101
Accumulated other comprehensive loss, net	(60,761)	(64,025)
Accumulated deficit	(98,381)	(102,199)
Treasury stock; 5,320,677 and 5,005,749 shares at cost as of September 30, 2009 and December 31, 2008, respectively	(48,660)	(48,221)

Total parent stockholders’ deficit	(9,102)	(20,374)
Noncontrolling interests	811	624

Total stockholders’ deficit	(8,291)	(19,750)

Total liabilities and stockholders’ deficit	$457,195	$480,828

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
ATM operating revenues	$126,194	$122,608	$361,136	$361,773
ATM product sales and other revenues	2,409	4,651	7,460	13,036

Total revenues	128,603	127,259	368,596	374,809
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	85,083	93,078	251,287	276,414
Cost of ATM product sales and other revenues	2,678	4,064	7,645	11,890

Total cost of revenues	87,761	97,142	258,932	288,304
Gross profit	40,842	30,117	109,664	86,505
Operating expenses:
Selling, general, and administrative expenses	9,210	10,387	30,649	28,738
Depreciation and accretion expense	9,986	9,978	29,560	28,988
Amortization expense	4,405	4,657	13,436	13,661
Loss on disposal of assets	1,047	1,458	4,831	3,893

Total operating expenses	24,648	26,480	78,476	75,280
Income from operations	16,194	3,637	31,188	11,225
Other expense (income):
Interest expense, net	7,473	7,913	22,828	23,267
Amortization of deferred financing costs and bond discounts	606	531	1,777	1,569
Other expense (income)	339	42	(788)	(73)

Total other expense	8,418	8,486	23,817	24,763
Income (loss) before income taxes	7,776	(4,849)	7,371	(13,538)
Income tax expense	1,251	383	3,284	202

Net income (loss)	6,525	(5,232)	4,087	(13,740)
Net income (loss) attributable to noncontrolling interests	127	(814)	269	(814)

Net income (loss) attributable to controlling interests and available to common stockholders	$6,398	$(4,418)	$3,818	$(12,926)

Net income (loss) per common share — basic	$0.16	$(0.11)	$0.09	$(0.33)

Net income (loss) per common share — diluted	$0.15	$(0.11)	$0.09	$(0.33)

Weighted average shares outstanding — basic	39,356,013	38,920,887	39,123,738	38,749,233

Weighted average shares outstanding — diluted	40,117,598	38,920,887	39,768,708	38,749,233

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,087	$(13,740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	42,996	42,649
Amortization of deferred financing costs and bond discounts	1,777	1,569
Stock-based compensation expense	3,376	2,167
Deferred income taxes	2,836	96
Loss on disposal of assets	4,831	3,893
Other reserves and non-cash items	(3,241)	(5,581)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts and notes receivable, net	83	(3,378)
Decrease (increase) in prepaid, deferred costs, and other current assets	4,286	(4,096)
(Increase) decrease in inventory	(109)	362
Decrease in other assets	1,406	674
Decrease in accounts payable and accrued liabilities	(10,869)	(10,927)
Decrease in other liabilities	(2,468)	(2,724)

Net cash provided by operating activities	48,991	10,964

Cash flows from investing activities:
Additions to property and equipment	(20,044)	(52,776)
Payments for exclusive license agreements and site acquisition costs	(121)	(895)
Principal payments received under direct financing leases	—	17
Acquisition, net of cash acquired	—	(350)

Net cash used in investing activities	(20,165)	(54,004)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	47,312	103,336
Repayments of long-term debt and capital leases	(74,092)	(69,753)
Repayments of borrowings under bank overdraft facility, net	(142)	(2,961)
Payments received on subscriptions receivable	34	101
Proceeds from exercises of stock options	1,219	362
Noncontrolling interest stockholder capital contribution	—	1,662
Equity offering costs	—	(1,489)
Debt issuance and modification costs	(458)	(195)
Repurchase of common stock	(439)	—

Net cash (used in) provided by financing activities	(26,566)	31,063

Effect of exchange rate changes on cash	457	(257)

Net increase (decrease) in cash and cash equivalents	2,717	(12,234)

Cash and cash equivalents as of beginning of period	3,424	13,439

Cash and cash equivalents as of end of period	$6,141	$1,205

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$30,073	$31,025
Cash paid for income taxes	$285	$220
Fixed assets financed by direct debt	$443	$—
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General and Basis of Presentation
General
Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) owns or operates approximately 33,000 automated teller machines (“ATMs”) across its portfolio, with ATMs located in all 50 states of the United States (“U.S.”) and in Puerto Rico, over 2,600 ATMs throughout the United Kingdom (“U.K.”), and over 2,100 ATMs throughout Mexico. The Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free network of ATMs within the United States (based on the number of participating ATMs) and works with financial institutions to place their logos on the Company’s ATM machines, thus providing convenient surcharge-free access to the financial institutions’ customers. The Company’s surcharge-free network, which operates under the Allpoint brand name, has more than 37,000 participating ATMs, including a majority of the Company’s ATMs in the United States and all of the Company’s ATMs in the United Kingdom. Finally, the Company provides electronic funds transfer (“EFT”) transaction processing services to its network of ATMs as well as over 1,500 ATMs owned and operated by a third party.
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
The financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 are unaudited. The Consolidated Balance Sheet as of December 31, 2008 was derived from the audited balance sheet filed in the Company’s 2008 Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made, including those described in Note 2, Revision of Prior Period Financial Statements. The results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s total reported net loss or stockholders’ deficit.
The unaudited interim consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Because the Company owns a majority (51.0%) interest in and realizes a majority of the earnings and/or losses of Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a noncontrolling interest effective January 1, 2009 (previously shown as minority interest).
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
The Company has evaluated subsequent events through October 28, 2009, which represents the date these financial statements were issued.

Cost of ATM Operating Revenues and Gross Profit Presentation
The Company presents “Cost of ATM operating revenues” and “Gross profit” within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$8,289	$8,649	$24,562	$25,233
Amortization expense	4,405	4,657	13,436	13,661

Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$12,694	$13,306	$37,998	$38,894

(2) Revision of Prior Period Financial Statements
During the second quarter of 2009, the Company identified an error related to certain capitalized costs associated with its United Kingdom operations. Upon analysis of the Company’s fixed asset records, management identified certain assets primarily related to previously cancelled ATM sites that should have been expensed in prior periods. The impact of such error was an overstatement of fixed assets and depreciation expense, and an understatement of cost of sales and loss on disposal of assets for the years ended December 31, 2007 and 2008, including the related quarterly periods contained therein. The cumulative impact of such error on the statement of operations for the years affected would have been a total additional expense of approximately $1.7 million. Management determined that the effects of the misstatement were not material to any previously reported quarterly or annual period; therefore, the related corrections will be made to the applicable prior periods as such financial information is included in future filings with the SEC. The Company’s prior period financial statements included in this filing have been revised to reflect these adjustments, the effects of which have been summarized below.
Consolidated Statements of Operations:

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(In thousands, excluding per share amounts)

Cost of ATM operating revenues	$92,903	$175	$93,078	$275,605	$809	$276,414
Total cost of revenues	96,967	175	97,142	287,495	809	288,304
Gross profit	30,292	(175)	30,117	87,314	(809)	86,505
Depreciation and accretion expense	10,048	(70)	9,978	29,169	(181)	28,988
Loss on disposal of assets(1)	—	1,458	1,458	—	3,893	3,893
Total operating expenses(1)	25,092	1,388	26,480	71,568	3,712	75,280
Income from operations(1)	5,200	(1,563)	3,637	15,746	(4,521)	11,225
Minority interest in subsidiary(2)	(814)	814	—	(814)	814	—
Other expense(1)	1,274	(1,232)	42	3,377	(3,450)	(73)
Total other expense(1)	8,904	(418)	8,486	27,399	(2,636)	24,763
Loss before income taxes	(3,704)	(1,145)	(4,849)	(11,653)	(1,885)	(13,538)
Income tax (benefit) expense	469	(86)	383	494	(292)	202
Net loss	(4,173)	(1,059)	(5,232)	(12,147)	(1,593)	(13,740)
Net loss attributable to noncontrolling interests	—	(814)	(814)	—	(814)	(814)
Net loss attributable to controlling interests and available to common stockholders	(4,173)	(245)	(4,418)	(12,147)	(779)	(12,926)
Net loss per common share — basic and diluted	(0.11)	—	(0.11)	(0.31)	(0.02)	(0.33)

(1)	Of the Adjustments presented above, $1,232,000 and $3,450,000 for the three and nine months ended September 30, 2008, respectively, relates to the reclassification of “Loss on disposal of assets” from a component of “Other expense”.

(2)	Of the Adjustments presented above, $814,000 for the three and nine months ended September 30, 2008 relates to the reclassification of “Minority interest in subsidiary” to “Net loss attributable to noncontrolling interests” due to the Company’s adoption of new authoritative accounting guidance in 2009 (see Note 16, New Accounting Pronouncements).

Consolidated Statement of Cash Flows:

	Nine Months Ended September 30, 2008
	As Reported	Adjustments	As Adjusted
	(In thousands)

Cash flows from operating activities:
Net loss	$(12,147)	$(1,593)	$(13,740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	42,830	(181)	42,649
Deferred income taxes	388	(292)	96
Minority interest	(814)	814	—
Loss on disposal of assets(1)	3,350	543	3,893
Other reserves and non-cash items(1)	(5,481)	(100)	(5,581)
Net cash provided by operating activities	11,773	(809)	10,964
Cash flows from investing activities:
Additions to property and equipment	(53,585)	809	(52,776)
Net cash provided by investing activities	(54,813)	809	(54,004)

(1)	Of the Adjustments presented above, $100,000 relates to the reclassification of certain non-cash items previously included in “Loss on disposal of assets” to “Other reserves and non-cash items”.

(3)	Stock-Based Compensation
The Company calculates the fair value of stock-based instruments awarded to employees on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the Company’s Consolidated Statements of Operations for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of ATM operating revenues	$207	$227	$590	$424
Selling, general, and administrative expenses	1,050	1,129	2,786	1,743

Total stock-based compensation expense	$1,257	$1,356	$3,376	$2,167

The increase in stock-based compensation expense during the nine months ended September 30, 2009 was due to the issuance of 1,592,750 shares of restricted stock, net of forfeitures, and 386,000 stock options to certain of the Company’s employees during 2008 and 2009. Both the restricted shares and the stock options were granted under the Company’s 2007 Stock Incentive Plan.
Options. A summary of the Company’s outstanding stock options as of September 30, 2009 and changes during the nine months ended September 30, 2009 are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding as of January 1, 2009	4,288,942	$7.96
Granted	133,000	$5.38
Exercised	(246,599)	$4.94
Forfeited	(44,807)	$10.02
Expired	(94,420)	$10.46

Options outstanding as of September 30, 2009	4,036,116	$7.98

Options vested and exercisable as of September 30, 2009	3,246,232	$7.50
The options granted in 2009 had a total grant-date fair value of approximately $381,710, or $2.87 per share.

Restricted Stock. A summary of the Company’s outstanding restricted shares as of September 30, 2009, and changes during the nine months ended September 30, 2009, are presented below:

Number
of Shares
Restricted shares outstanding as of January 1, 2009	1,679,250
Granted	105,000
Forfeited	(195,000)
Vested	(382,938)

Restricted shares outstanding as of September 30, 2009	1,206,312

During the third quarter of 2009, the Company granted 5,000 restricted shares to an employee with a total grant-date fair value of $33,950, or $6.79 per share. As of September 30, 2009, the compensation expense associated with restricted share grants to be recognized in future periods was approximately $8.3 million.
(4) Earnings per Share
The Company reports its earnings per share under the two-class method. Potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the three and nine month periods ended September 30, 2008, the Company incurred net losses and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. Such securities included all outstanding stock options and all shares of restricted stock. However, dilutive securities were included in the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2009 since the Company reported net income for these periods.
Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, such restricted shares are considered to be participating securities and as such, the Company has allocated the undistributed earnings for the three and nine months ended September 30, 2009 among the Company’s outstanding common shares and issued but unvested restricted shares, as follows:
Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
		Weighted			Weighted
		Average Shares	Earnings		Average Shares	Earnings
	Income	Outstanding	Per Share	Income	Outstanding	Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$6,398			$3,818
Less: undistributed earnings allocated to unvested restricted shares	(191)			(133)

Net income available to common stockholders	$6,207	39,356,013	$0.16	$3,685	39,123,738	$0.09

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	191			133
Stock options added to the denominator under the treasury stock method		761,585			644,970
Less: Undistributed earnings reallocated to restricted shares	(187)			(131)

Net income available to common stockholders and assumed conversions	$6,211	40,117,598	$0.15	$3,687	39,768,708	$0.09

The computation of diluted earnings per share for each of the three and nine month periods ended September 30, 2009 excluded 83,416 and 15,339 shares, respectively, of potentially dilutive common shares related to restricted stock because the effect would have been anti-dilutive.
(5) Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$6,525	$(5,232)	$4,087	$(13,740)
Unrealized (losses) gains on interest rate hedges	(5,287)	(4,314)	(3,751)	642
Foreign currency translation adjustments	(1,682)	(13,553)	7,015	(14,802)

Total comprehensive income (loss)	(444)	(23,099)	7,351	(27,900)
Less: comprehensive income (loss) attributable to noncontrolling interests	104	(841)	275	(860)

Comprehensive income (loss) attributable to controlling interests	$(548)	$(22,258)	$7,076	$(27,040)

Accumulated other comprehensive loss is displayed as a separate component of stockholders’ deficit in the Consolidated Balance Sheets and consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Unrealized losses on interest rate hedges	$(35,903)	$(32,152)
Foreign currency translation adjustments	(24,858)	(31,873)

Total accumulated other comprehensive loss	$(60,761)	$(64,025)

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
(6) Intangible Assets
Intangible Assets with Indefinite Lives
The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of September 30, 2009, as well as the changes in the net carrying amounts for the nine months ended September 30, 2009, by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2009	$150,461	$12,603	$720	$200	$2,922	$166,906
Foreign currency translation adjustments	—	1,287	(2)	—	299	1,584

Balance as of September 30, 2009	$150,461	$13,890	$718	$200	$3,221	$168,490

Intangible Assets with Definite Lives
The following is a summary of the Company’s intangible assets that are subject to amortization as of September 30, 2009:

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer and branding contracts/relationships	$158,163	$(76,897)	$81,266
Deferred financing costs	14,535	(7,148)	7,387
Exclusive license agreements	5,475	(3,074)	2,401
Non-compete agreements	429	(149)	280

Total	$178,602	$(87,268)	$91,334

(7) Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Accrued merchant fees	$11,475	$10,291
Accrued compensation	6,552	3,396
Accrued armored fees	4,772	5,372
Accrued maintenance fees	4,060	4,273
Accrued interest expense	3,480	10,643
Accrued merchant settlement amounts	3,098	3,111
Accrued cash rental and management fees	2,978	3,693
Accrued processing costs	1,916	1,804
Accrued interest rate swap payments	1,876	1,836
Accrued ATM telecommunications costs	1,376	1,916
Accrued purchases	959	1,085
Other accrued expenses	4,207	7,754

Total	$46,749	$55,174

(8) Long-Term Debt
The Company’s long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Revolving credit facility	$17,000	$43,500
Senior subordinated notes due August 2013 (net of unamortized discounts of $2.9 million and $3.4 million as of September 30, 2009 and December 31, 2008)	297,085	296,637
Other	6,860	6,052

Total	320,945	346,189
Less: current portion	1,771	1,373

Total long-term debt, excluding current portion	$319,174	$344,816

Revolving Credit Facility
In February 2009, the Company amended its $175.0 million revolving credit facility to (i) authorize the repurchase of common stock up to an aggregate of $10.0 million; (ii) increase the amount of aggregate “Investments” (as such term is defined in the revolving credit facility) that the Company may make in non-wholly-owned subsidiaries from $10.0 million to $20.0 million and correspondingly increase the aggregate amount of Investments that may be made in subsidiaries that are not Loan Parties (as such term is defined in the revolving credit facility) from $25.0 million to $35.0 million; (iii) increase the maximum amount of letters of credit that may be issued under the revolving credit facility from $10.0 million to $15.0 million; and (iv) modify the amount of capital expenditures that may be incurred on a rolling 12-month basis, as measured on a quarterly basis.

As of September 30, 2009, $17.0 million of borrowings were outstanding under the revolving credit facility. Additionally, the Company had posted $1.5 million in letters of credit under the facility in favor of the lessors under the Company’s ATM equipment leases and $4.3 million in letters of credit to secure the Company’s borrowing under its United Kingdom subsidiary’s overdraft facility (as further discussed below). These letters of credit, which the applicable third parties may draw upon in the event the Company defaults on the related obligations, further reduce the Company’s borrowing capacity under its revolving credit facility. As of September 30, 2009, the Company’s available borrowing capacity under the facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) and interest expense covenants contained in the agreement, totaled approximately $152.2 million. As of September 30, 2009, the Company was in compliance with all applicable covenants and ratios under the facility.
Other Facilities
Cardtronics Mexico equipment financing agreements. As of September 30, 2009, other long-term debt consisted of eight separate equipment financing agreements entered into by Cardtronics Mexico. These agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.95%, were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the equipment financing agreements, the Company has issued a guaranty for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico.) As of September 30, 2009, the total amount of the guaranty was $47.4 million pesos (approximately $3.5 million U.S.).
Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine, Ltd., the Company’s wholly-owned subsidiary operating in the United Kingdom, has a £1.0 million overdraft facility. This facility, which bears interest at 1.75% over the bank’s base rate (0.5% as of September 30, 2009) and is secured by a letter of credit posted under the Company’s corporate revolving credit facility, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of September 30, 2009, no amounts were outstanding under this facility.
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
The following table is a summary of the changes in Company’s asset retirement obligation liability for the nine months ended September 30, 2009 (in thousands):

Asset retirement obligation as of January 1, 2009	$21,069
Additional obligations	2,351
Accretion expense	1,486
Payments	(2,274)
Foreign currency translation adjustments	727

Asset retirement obligation as of September 30, 2009	$23,359

See Note 12, Fair Value Measurements for additional disclosures on the Company’s asset retirement obligations in respect to its fair value measurements.

(10) Other Liabilities
Other liabilities consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$22,115	$13,788
Obligations associated with acquired unfavorable contracts	1,662	8,203
Deferred revenue	2,146	1,879
Other	136	432

Total	$26,059	$24,302

Other Long-Term Liabilities:
Interest rate swaps	$13,788	$18,364
Deferred revenue	2,818	3,604
Other	3,672	1,999

Total	$20,278	$23,967

The decline in the non-current portion of other long-term liabilities was primarily the result of the reclassification of unrealized losses on the Company’s interest rate swap transactions from long-term to current.
(11) Derivative Financial Instruments
Accounting Policy
The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (i) whether such instruments have been designated (and qualify) as part of a hedging relationship and (ii) on the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.
The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with the Company’s vault cash rental obligations and, to a lesser extent, outstanding borrowings under the Company’s revolving credit facility. The Company is also exposed to foreign currency rate risk with respect to its investments in its foreign subsidiaries, most notably its investment in Bank Machine, Ltd. in the United Kingdom. While the Company does not currently utilize derivative instruments to hedge its foreign currency rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the United States and the United Kingdom. The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in Mexico, nor does it utilize derivative instruments to manage the interest rate risk associated with the borrowings outstanding under its revolving credit facility.
The notional amounts, weighted-average fixed rates, and terms associated with the Company’s interest rate swap contracts that are currently in place are as follows:

			Weighted
Notional Amounts	Notional Amounts	Notional Amounts	Average
United States	United Kingdom	Consolidated(1)	Fixed Rate	Term
	(In thousands)
$550,000	£—	$550,000	4.30%	October 1, 2009 – December 31, 2009
$600,000	£75,000	$720,777	3.90%	January 1, 2010 – December 31, 2010
$550,000	£75,000	$670,777	3.65%	January 1, 2011 – December 31, 2011
$350,000	£50,000	$430,518	3.79%	January 1, 2012 – December 31, 2012
$100,000	£25,000	$140,259	3.97%	January 1, 2013 – December 31, 2013

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at $1.610360 to £1.00, which was the exchange rate in effect as of September 30, 2009.

The Company has designated its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations. Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in accumulated other comprehensive loss in the Consolidated Balance Sheets. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to these interest rate swap contracts as management does not currently believe that it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions.
Cash Flow Hedging Strategy
For a derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/loss (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedge transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company’s vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. Accordingly, no ineffectiveness amounts have been recorded in the Company’s consolidated financial statements.
The interest rate swap contracts entered into with respect to the Company’s vault cash rental obligations effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s monthly floating-rate vault cash rental obligations to a fixed rate. Such contracts are in place through December 31, 2013 for both the Company’s United States and United Kingdom vault cash rental obligations. By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company’s monthly vault cash rental expense amounts has been reduced. The interest rate swap contracts involve the receipt of floating rate amounts from the Company’s counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company’s outstanding vault cash obligations that have been hedged. In return, the Company pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding. At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company’s existing interest rate swap contracts contain credit-risk-related contingent features.
Tabular Disclosures
The following tables depict the effects of the use of the Company’s derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.
Balance Sheet Data

	Liability Derivative Instruments
	September 30, 2009		December 31, 2008
Derivatives Designated as Hedging	Balance Sheet		Balance Sheet
Instruments	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate swap contracts	Current portion of other long-term liabilities	$22,115	Current portion of other long-term liabilities	$13,788
Interest rate swap contracts	Other long-term liabilities	13,788	Other long-term liabilities	18,364

Total		$35,903		$32,152

The Company does not currently have any derivative instruments that are not designated as hedging instruments. Additionally, all of the Company’s derivative instruments that were designated as hedging instruments were in a liability position as of September 30, 2009 and December 31, 2008. Accordingly, no asset derivative instrument positions have been reflected in the table above.

Statements of Operations Data

Three Months Ended September 30,
	Amount of Gain (Loss)		Location of Gain
	Recognized in OCI on		(Loss) Reclassified	Amount of Loss Reclassified from
	Derivative Instruments		from Accumulated	Accumulated OCI into Income
Derivatives in Cash Flow	(Effective Portion)		OCI into Income	(Effective Portion)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008
	(In thousands)			(In thousands)
Interest rate swap contracts	$445	$(1,067)	Cost of ATM operating revenues	$(5,732)	$(3,247)

Nine Months Ended September 30,
	Amount of Gain Recognized in		Location of Gain
	OCI on Derivative		(Loss) Reclassified	Amount of Loss Reclassified from
	Instruments (Effective		from Accumulated	Accumulated OCI into Income
Derivatives in Cash Flow	Portion)		OCI into Income	(Effective Portion)
Hedging Relationships	2009	2008	(Effective Portion)	2009	2008
	(In thousands)			(In thousands)
Interest rate swap contracts	$13,019	$8,906	Cost of ATM operating revenues	$(16,770)	$(8,264)
The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges. Additionally, the Company does not recognize any gains or losses related to the ineffective portion of its interest rate swaps as such amounts have historically been, and, based on the Company’s analysis as of September 30, 2009, are expected to continue to be, immaterial. Furthermore, the Company has not historically, and does not currently anticipate, discontinuing its existing derivative instruments prior to their expiration date. However, if the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company’s vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company’s current interest rate swap contracts, any resulting gains or losses will be recognized within the Other expense (income) line item of the Company’s Consolidated Statements of Operations.
As of September 30, 2009, the Company expects to reclassify $22.1 million of net derivative-related losses contained within accumulated OCI to earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.
See Note 12, Fair Value Measurements for additional disclosures on the Company’s interest rate swap contracts in respect to its fair value measurements.
(12) Fair Value Measurements
The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2009 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities associated with interest rate swaps	$35,903	$—	$35,903	$—

The following table provides the liabilities measured at fair value on a non-recurring basis at September 30, 2009. These items are included in the “asset retirement obligations” line in the Company’s Consolidated Balance Sheet:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset retirement obligations — liabilities added during the nine months ended September 30, 2009	$2,351	$—	$—	$2,351
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
The carrying amount of the Company’s cash and cash equivalents and other current assets and liabilities approximates fair value due to the relatively short maturities of these instruments. The fair value of the Company’s interest rate swaps was a liability of $35.9 million as of September 30, 2009. Please refer to Note 11, Derivative Financial Instruments for information on how the fair value of these swaps was calculated. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that such borrowings are subject to short-term floating market interest rates. As of September 30, 2009, the fair value of the Company’s $300.0 million senior subordinated notes (see Note 8, Long-Term Debt) totaled $302.3 million, based on the quoted market price for such notes as of September 30, 2009.
(13) Commitments and Contingencies
Legal and Other Regulatory Matters
In June 2004, the Company acquired from E*Trade Access, Inc. (“E*Trade”) a portfolio of several thousand ATMs. In connection with that acquisition, the Company assumed E*Trade’s position in a lawsuit in the United States District Court for the District of Massachusetts (the “Court”) wherein the Commonwealth of Massachusetts (the “Commonwealth”) and the National Federation of the Blind (the “NFB”) had sued E*Trade alleging that E*Trade had the obligation to make its ATMs accessible to blind patrons via voice guidance. In June 2007, the Company, the Commonwealth, and the NFB entered into a class action settlement agreement (the “Settlement Agreement”) regarding this matter. The Court approved the Settlement Agreement in December 2007. Earlier this year, the Company requested a modification to the Settlement Agreement so as to permit it to complete the upgrading or replacement of approximately 2,200 non-voice guided ATMs by June 30, 2010, with respect to that portion of these non-voice guided ATMs located in the Commonwealth, and by December 31, 2010, with respect to that portion of these non-voice guided ATMs located in other states. The Commonwealth and the NFB have conditionally agreed to the Company’s proposal with regard to the upgrading or replacement of these 2,200 non-voice guided ATMs, subject to the Company curing its alleged violations of various aspects of the Settlement Agreement, including, but not limited to the following items: affixing of Braille text on all ATMs, keeping our Internet-based ATM Locator updated as to the location of our voice guided ATMs, ensuring all voice guide ATMs have tactilely discernable controls, a headphone jack, and a NFB approved voice script by December 31, 2010. The parties are continuing their efforts to amicably resolve all outstanding issues within the framework of the Settlement Agreement. If the Company fails to reach agreement with the Commonwealth and the NFB regarding a mutually satisfactory modification of the Settlement Agreement addressing all of the above issues, the Commonwealth and the NFB have indicated that they will seek relief from the Court. If this matter is submitted to the Court, the Company may be required to expend additional time and resources on this matter in 2010, but would not expect such to have a material affect upon the Company’s results in 2010.
In early October, the Central Bank of Mexico (“Central Bank”) adopted new rules regarding how ATM operators disclose fees to consumers. The objective of such rules is to provide more transparency to the consumer regarding the cost of a specific ATM transaction, rather than to limit the amount of fees charged to the consumer. The effect of such rules will require ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers. Cardtronics Mexico must submit its election as to which fee it will assess no later than December 15, 2009, and this “one-fee” rule becomes effective April 30, 2010. At this time, it is our expectation that Cardtronics Mexico will elect to assess the surcharge fee to the consumer rather than the interchange fee. It is our further expectation that Cardtronics Mexico will increase the amount of the surcharge fee charged to the consumer to offset the loss of interchange fees. Since these new rules only require an ATM operator to disclose the total fees charge to a consumer, rather than limit the amount of fees that can be charged to a consumer, we do not anticipate that these new rules will have a material effect on Cardtronics Mexico’s operations.
In addition to the above item, the Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company’s management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse effect on the Company’s financial condition or results of operations.
Other Commitments
Asset Retirement Obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $23.4 million accrued for these liabilities as of September 30, 2009. For additional information, see Note 9, Asset Retirement Obligations.
(14) Income Taxes
Income tax expense based on the Company’s income (loss) before income taxes was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Income tax expense	$1,251	$383	$3,284	$202
Effective tax rate	16.1%	(7.9)%	44.6%	(1.5)%
The Company has established valuation allowances for its net deferred tax asset positions in all of its jurisdictions as it believes it is more likely than not that such benefits will not be realized. In addition, during the three and nine month periods ended September 30, 2009, the Company increased its domestic valuation allowance by approximately $0.9 million and $2.8 million, respectively. The negative effective tax rates in 2008 were due to the recognition of certain deferred tax benefits in the Company’s United Kingdom jurisdiction as the Company did not begin establishing valuation allowances in that jurisdiction until the fourth quarter of 2008.

(15) Segment Information
As of September 30, 2009, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments. Our operations in Puerto Rico are included in our United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.
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
Below is a reconciliation of EBITDA to net income (loss) attributable to controlling interests for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
EBITDA	$30,119	$19,044	$74,703	$54,761
Depreciation and accretion expense	9,986	9,978	29,560	28,988
Amortization expense	4,405	4,657	13,436	13,661
Interest expense, net, including amortization of deferred financing costs and bond discounts	8,079	8,444	24,605	24,836
Income tax expense (benefit)	1,251	383	3,284	202

Net income (loss) attributable to controlling interests	$6,398	$(4,418)	$3,818	$(12,926)

The following tables reflect certain financial information for each of the Company’s reporting segments for the three and nine month periods ended September 30, 2009 and 2008. All intercompany transactions between the Company’s reporting segments have been eliminated.

	For the Three Month Period Ended September 30, 2009
	United	United
	States	Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$104,019	$19,987	$4,597	$—	$128,603
Intersegment revenues	593	—	—	(593)	—
Cost of revenues	71,907	13,171	3,276	(593)	87,761
Selling, general, and administrative expenses	7,646	1,279	285	—	9,210
Loss on disposal of assets	494	410	143	—	1,047

EBITDA	24,268	5,099	889	(137)	30,119

Depreciation and accretion expense	6,680	2,865	446	(5)	9,986
Amortization expense	3,940	454	11	—	4,405
Interest expense, net	6,601	1,306	172	—	8,079

Capital expenditures, excluding acquisitions (1)	$5,367	$2,582	$1,860	$—	$9,809

	For the Three Month Period Ended September 30, 2008
	United	United
	States	Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$102,484	$20,132	$4,643	$—	$127,259
Intersegment revenues	386	—	—	(386)	—
Cost of revenues	77,132	16,572	3,824	(386)	97,142
Selling, general, and administrative expenses	8,913	1,204	270	—	10,387
Loss on disposal of assets	402	1,056	—	—	1,458

EBITDA	16,656	1,177	397	814	19,044

Depreciation and accretion expense	6,521	2,992	471	(6)	9,978
Amortization expense	4,112	532	13	—	4,657
Interest expense, net	6,786	1,448	210	—	8,444

Capital expenditures, excluding acquisitions (1)	$3,237	$5,896	$1,585	$—	$10,718

	For the Nine Month Period Ended September 30, 2009
	United	United
	States	Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$303,056	$52,795	$12,745	$—	$368,596
Intersegment revenues	1,479	—	—	(1,479)	—
Cost of revenues	213,937	36,963	9,511	(1,479)	258,932
Selling, general, and administrative expenses (2)	26,332	3,564	753	—	30,649
Loss on disposal of assets	1,884	2,804	143	—	4,831

EBITDA (2)	63,169	9,447	2,356	(269)	74,703

Depreciation and accretion expense	20,253	8,028	1,294	(15)	29,560
Amortization expense	12,110	1,296	30	—	13,436
Interest expense, net	20,340	3,782	483	—	24,605

Capital expenditures, excluding acquisitions (1)	$11,679	$6,455	$2,474	$—	$20,608

	For the Nine Month Period Ended September 30, 2008
	United	United
	States	Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$306,888	$57,473	$10,448	$—	$374,809
Intersegment revenues	751	—	—	(751)	—
Cost of revenues (3)	231,161	49,138	8,756	(751)	288,304
Selling, general, and administrative expenses	24,223	3,670	845	—	28,738
Loss on disposal of assets	1,930	1,963	—	—	3,893

EBITDA (3)	50,966	2,408	573	814	54,761

Depreciation and accretion expense	19,217	8,618	1,186	(33)	28,988
Amortization expense	12,017	1,606	38	—	13,661
Interest expense, net	19,896	4,336	604	—	24,836

Capital expenditures, excluding acquisitions (1)	$25,195	$24,128	$4,348	$—	$53,671

(1)	Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and capital expenditures financed by direct debt. Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.

(2)	Selling, general, and administrative expenses for the nine months ended September 30, 2009 includes $1.2 million in severance costs associated with the departure of the Company’s former Chief Executive Officer in March 2009, which negatively impacted the Company’s EBITDA during the period.

(3)	During the second quarter of 2008, the Company experienced a significant increase in transactions conducted on its ATMs in the United Kingdom with counterfeit credit cards. Due to a delay in the completion of its Europay MasterCard Visa (“EMV”) security standard certification with the network whose brand was on those cards, the Company was liable under the network’s rules for the resulting claims, which totaled approximately $1.3 million. As a result, cost of revenues and EBITDA were negatively impacted by the $1.3 million charge during the nine month period ended September 30, 2008.

Identifiable Assets:

	September 30, 2009	December 31, 2008
	(In thousands)
United States	$445,728	$458,245
United Kingdom	78,195	74,876
Mexico	12,508	11,736
Eliminations	(79,236)	(64,029)

Total	$457,195	$480,828

(16)	New Accounting Pronouncements
Adopted
FASB Accounting Standards Codification™. Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall. ASC 105-10 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP, except for SEC rules and interpretive releases. The Codification superseded all existing non-SEC accounting and reporting standards, deeming all other non-SEC accounting and reporting standards that were not codified or grandfathered as non-authoritative. Accordingly, the Company has updated the references to authoritative GAAP sources for the Company’s accounting policies and disclosures.
Noncontrolling Interests. In December 2007, FASB issued updated guidance related to accounting and reporting of noncontrolling interests in financial statements, which is included in ASC 810-10, Consolidation — Overall. The updated guidance provides guidance on the presentation of minority interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and the holders of noncontrolling interests. This standard requires that minority interests be presented as a separate component of stockholders’ equity rather than as a “mezzanine” item between liabilities and stockholders’ equity and requires that minority interests be presented as a separate caption in the income statement. In addition, this standard requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The provisions of this guidance are to be applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company adopted the provisions of ASC 810-10 on January 1, 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the Consolidated Balance Sheets and the net income attributable to noncontrolling interests has been separately identified in the Consolidated Statements of Operations. The prior period presentation has been modified to conform to the current classification required by ASC 810-10.
Business Combinations. ASC 805, Business Combinations, provides revised guidance on the accounting for acquisitions of businesses. This revised guidance on business combinations requires that all acquired assets, liabilities, minority interest, and certain contingencies, including contingent consideration, be measured at fair value, and certain other acquisition-related costs, including costs of a plan to exit an activity or terminate and relocate employees, be expensed rather than capitalized. The revised provisions of ASC 805 applies to acquisitions effective after December 31, 2008. The Company will apply the requirements of the statement to future business combinations, and the impact of the Company’s adoption will depend upon the nature and terms of business combinations, if any, that the Company consummates in the future.
Useful Life of Intangible Assets. ASC 350-30, General Intangibles Other Than Goodwill, includes revised factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the revised guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other applicable accounting guidance. The Company will (1) apply the useful life estimation provisions of ASC 350-30 to all intangible assets associated with new or renewed contracts on a prospective basis and (2) apply the disclosure provisions to all intangible assets.

Unvested Participating Securities. ASC 260, Earnings per Share, states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. See Note 4, Earnings per Share.
Interim Disclosures about Fair Value. ASC 825, Financial Instruments, requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. The new interim disclosures required under ASC 825 are included in Note 12, Fair Value Measurements.
Subsequent Events. ASC 855-10, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 defines the subsequent events period and the circumstances under which an entity should recognize events or transactions in its financial statements, as well as requires additional disclosures regarding subsequent events. The additional disclosure required by this guidance is included in Note 1, General and Basis of Presentation.
Issued but Not Yet Adopted
Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends to ASC 605, Revenue Recognition. This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. Instead, ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 is effective for the Company beginning January 1, 2011 and may be applied on either prospective or retrospective basis, with early adoption permitted. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial position or results of operations.
(17) Supplemental Guarantor Financial Information
The Company’s $300.0 million of senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008 and the condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$104,612	$24,584	$(593)	$128,603
Operating costs and expenses	1,325	89,342	22,340	(598)	112,409

Operating income (loss)	(1,325)	15,270	2,244	5	16,194
Interest expense, net, including amortization of deferred financing costs and bond discounts	1,084	5,517	1,478	—	8,079
Equity in earnings of subsidiaries	(10,416)	—	—	10,416	—
Other expense, net	308	—	31	—	339

Income before income taxes	7,699	9,753	735	(10,411)	7,776
Income tax expense	1,179	72	—	—	1,251

Net income	6,520	9,681	735	(10,411)	6,525
Net income attributable to noncontrolling interests	—	—	—	127	127

Net income attributable to controlling interests and available to common stockholders	$6,520	$9,681	$735	$(10,538)	$6,398

	Three Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$102,870	$24,775	$(386)	$127,259
Operating costs and expenses	1,451	95,629	26,934	(392)	123,622

Operating income (loss)	(1,451)	7,241	(2,159)	6	3,637
Interest expense, net, including amortization of deferred financing costs and bond discounts	236	6,550	1,658	—	8,444
Equity in losses of subsidiaries	2,659	—	—	(2,659)	—
Other (income) expense, net	(116)	(118)	276	—	42

Income (loss) before income taxes	(4,230)	809	(4,093)	2,665	(4,849)
Income tax expense (benefit)	1,008	(30)	(595)	—	383

Net income (loss)	(5,238)	839	(3,498)	2,665	(5,232)
Net loss attributable to noncontrolling interests	—	—	—	(814)	(814)

Net income (loss) attributable to controlling interests and available to common stockholders	$(5,238)	$839	$(3,498)	$3,479	$(4,418)

Condensed Consolidating Statements of Operations — continued

	Nine Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$304,535	$65,540	$(1,479)	$368,596
Operating costs and expenses	3,614	270,902	64,386	(1,494)	337,408

Operating income (loss)	(3,614)	33,633	1,154	15	31,188
Interest expense, net, including amortization of deferred financing costs and bond discounts	2,392	17,948	4,265	—	24,605
Equity in losses of subsidiaries	(13,265)	—	—	13,265	—
Other (income) expense, net	117	(904)	(1)	—	(788)

Income (loss) before income taxes	7,142	16,589	(3,110)	(13,250)	7,371
Income tax expense	3,070	214	—	—	3,284

Net income (loss)	4,072	16,375	(3,110)	(13,250)	4,087
Net income attributable to noncontrolling interests	—	—	—	269	269

Net income (loss) attributable to controlling interests and available to common stockholders	$4,072	$16,375	$(3,110)	$(13,519)	$3,818

	Nine Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$307,639	$67,921	$(751)	$374,809
Operating costs and expenses	2,141	286,407	75,820	(784)	363,584

Operating income (loss)	(2,141)	21,232	(7,899)	33	11,225
Interest expense, net, including amortization of deferred financing costs and bond discounts	319	19,577	4,940	—	24,836
Equity in losses of subsidiaries	8,577	—	—	(8,577)	—
Other (income) expense, net	(288)	(354)	569	—	(73)

Income (loss) before income taxes	(10,749)	2,009	(13,408)	8,610	(13,538)
Income tax expense (benefit)	3,024	106	(2,928)	—	202

Net income (loss)	(13,773)	1,903	(10,480)	8,610	(13,740)
Net loss attributable to noncontrolling interests	—	—	—	(814)	(814)

Net income (loss) attributable to controlling interests and available to common stockholders	$(13,773)	$1,903	$(10,480)	$9,424	$(12,926)

Condensed Consolidating Balance Sheets

	As of September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$40	$2,824	$3,277	$—	$6,141
Accounts and notes receivable, net	31,436	21,824	3,895	(31,964)	25,191
Other current assets	124	7,043	7,926	(6)	15,087

Total current assets	31,600	31,691	15,098	(31,970)	46,419
Property and equipment, net	—	89,537	57,148	(159)	146,526
Intangible assets, net	6,881	78,454	9,420	—	94,755
Goodwill	—	150,461	14,608	—	165,069
Investments in and advances to subsidiaries	(40,034)	—	—	40,034	—
Intercompany receivable (payable)	324,627	9,902	(6,518)	(328,011)	—
Prepaid expenses, deferred costs, and other assets	—	3,479	947	—	4,426

Total assets	$323,074	$363,524	$90,703	$(320,106)	$457,195

Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,771	$—	$1,771
Current portion of capital lease obligations	—	413	—	—	413
Current portion of other long-term liabilities	—	24,671	1,388	—	26,059
Accounts payable and accrued liabilities	3,739	63,914	24,234	(31,964)	59,923

Total current liabilities	3,739	88,998	27,393	(31,964)	88,166
Long-term debt, net of related discounts	314,085	—	5,089	—	319,174
Intercompany payable	—	221,216	106,447	(327,663)	—
Capital lease obligations	—	—	—	—	—
Deferred tax liability, net	13,541	968	—	—	14,509
Asset retirement obligations	—	14,114	9,245	—	23,359
Other long-term liabilities	—	20,178	100	—	20,278

Total liabilities	331,365	345,474	148,274	(359,627)	465,486
Stockholders’ (deficit) equity	(8,291)	18,050	(57,571)	39,521	(8,291)

Total liabilities and stockholders’ (deficit) equity	$323,074	$363,524	$90,703	$(320,106)	$457,195

	As of December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$20	$3,165	$239	$—	$3,424
Accounts and notes receivable, net	4,815	22,872	2,965	(5,335)	25,317
Other current assets	61	12,245	10,406	(5)	22,707

Total current assets	4,896	38,282	13,610	(5,340)	51,448
Property and equipment, net	—	96,965	56,640	(175)	153,430
Intangible assets, net	7,612	90,844	9,871	—	108,327
Goodwill	—	150,462	13,322	—	163,784
Investments in and advances to subsidiaries	(48,700)	—	—	48,700	—
Intercompany receivable (payable)	378,319	12,342	(7,771)	(382,890)	—
Prepaid expenses, deferred costs, and other assets	—	2,899	940	—	3,839

Total assets	$342,127	$391,794	$86,612	$(339,705)	$480,828

Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,373	$—	$1,373
Current portion of capital lease obligations	—	757	—	—	757
Current portion of other long-term liabilities	—	24,302	—	—	24,302
Accounts payable and accrued liabilities	11,035	51,016	15,669	(5,334)	72,386

Total current liabilities	11,035	76,075	17,042	(5,334)	98,818
Long-term debt, net of related discounts	340,137	—	4,679	—	344,816
Intercompany payable	—	273,346	109,544	(382,890)	—
Capital lease obligations	—	235	—	—	235
Deferred tax liability, net	10,705	968	—	—	11,673
Asset retirement obligations	—	13,247	7,822	—	21,069
Other long-term liabilities	—	23,944	23	—	23,967

Total liabilities	361,877	387,815	139,110	(388,224)	500,578
Stockholders’ (deficit) equity	(19,750)	3,979	(52,498)	48,519	(19,750)

Total liabilities and stockholders’ (deficit) equity	$342,127	$391,794	$86,612	$(339,705)	$480,828

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$(24,966)	$64,048	$9,909	$—	$48,991

Additions to property and equipment	—	(11,624)	(8,420)	—	(20,044)
Payments for exclusive license agreements and site acquisition costs	—	(56)	(65)	—	(121)

Net cash used in investing activities	—	(11,680)	(8,485)	—	(20,165)

Proceeds from issuance of long-term debt	46,000	22,000	2,312	(23,000)	47,312
Repayments of long-term debt and capital leases	(72,500)	(74,709)	(1,013)	74,130	(74,092)
Issuance of long-term notes receivable	(23,000)	—	—	23,000	—
Payments received on long-term notes receivable	74,130	—	—	(74,130)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(142)	—	(142)
Payments received on subscriptions receivable	34	—	—	—	34
Proceeds from exercises of stock options	1,219	—	—	—	1,219
Debt issuance and modification costs	(458)	—	—	—	(458)
Repurchase of common stock	(439)	—	—	—	(439)

Net cash provided by (used in) financing activities	24,986	(52,709)	1,157	—	(26,566)

Effect of exchange rate changes on cash	—	—	457	—	457

Net increase (decrease) in cash and cash equivalents	20	(341)	3,038	—	2,717
Cash and cash equivalents as of beginning of period	20	3,165	239	—	3,424

Cash and cash equivalents as of end of period	$40	$2,824	$3,277	$—	$6,141

	Nine Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(10,354)	$13,571	$7,747	$—	$10,964

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(25,144)	(27,632)	—	(52,776)
Payments for exclusive license agreements and site acquisition costs	—	(50)	(845)	—	(895)
Investment in subsidiary	(1,837)	—	—	1,837	—
Principal payments received under direct financing leases	—	—	17	—	17
Acquisitions, net of cash acquired	—	(350)	—	—	(350)

Net cash used in investing activities	(1,837)	(25,544)	(28,460)	1,837	(54,004)

Proceeds from issuance of long-term debt	103,500	53,899	19,853	(73,916)	103,336
Repayments of long-term debt	(68,400)	(53,077)	(453)	52,177	(69,753)
Issuance of long-term notes receivable	(73,916)	—	—	73,916	—
Payments received on long-term notes receivable	52,177	—	—	(52,177)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(2,961)	—	(2,961)
Payments received on subscriptions receivable	101	—	—	—	101
Proceeds from exercises of stock options	362	—	—	—	362
Issuance of common stock	—	—	1,837	(1,837)	—
Noncontrolling interest stockholder capital contribution	—	—	1,662	—	1,662
Equity offering costs	(1,489)	—	—	—	(1,489)
Debt issuance and modification costs	(195)	—	—	—	(195)

Net cash provided by financing activities	12,140	822	19,938	(1,837)	31,063

Effect of exchange rate changes on cash	—	—	(257)	—	(257)

Net decrease in cash and cash equivalents	(51)	(11,151)	(1,032)	—	(12,234)
Cash and cash equivalents at beginning of period	76	11,576	1,787	—	13,439

Cash and cash equivalents at end of period	$25	$425	$755	$—	$1,205

Cautionary Statement Regarding Forward-Looking Statements
Certain statements and information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we currently anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•	our financial outlook and the financial outlook of the ATM industry;
•	our ability to expand our bank branding and surcharge-free service offerings;
•	our ability to provide new ATM solutions to financial institutions;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers;
•	the implementation of our corporate strategy;
•	our ability to compete successfully with our competitors;
•	our financial performance;
•	our ability to strengthen existing customer relationships and reach new customers;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	our ability to pursue and successfully integrate acquisitions;
•	our ability to expand internationally;
•	our ability to prevent security breaches;
•	changes in interest rates, foreign currency rates and regulatory requirements; and
•	the additional risks we are exposed to in our armored courier operations.
Other factors that could cause our actual results to differ from our projected results are described in (1) our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”) and modifications in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (3) other announcements we make from time to time.
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
Overview
Cardtronics, Inc. operates the world’s largest non-bank network of automated teller machines (“ATM”). As of September 30, 2009, our network included over 33,000 ATMs throughout the United States and Puerto Rico, the United Kingdom, and Mexico, primarily at national and regional merchant locations. We provide ATM management and equipment-related services and electronic funds transfer (“EFT”) transaction processing services to our network of ATMs as well as ATMs owned and operated by a third party. For a more detailed discussion of our operations and the manners in which we derive revenues, please refer to our 2008 Form 10-K.
Economic and Strategic Update
Over the past several years, we have made significant capital investments, including (1) our acquisition of our United Kingdom operations in 2005, (2) our expansion into Mexico in 2006, (3) our acquisition of the ATM and advanced-functionality kiosk business of 7-Eleven, Inc. (“7-Eleven”) in 2007, (4) the launch of our in-house EFT transaction processing platform, and (5) the launch of our in-house armored courier operations. Additionally, during this same period of time, we continued to deploy ATMs in high-traffic locations under our contracts with large, well-known retailers, which has led to the development of relationships with large financial institutions through bank branding opportunities and enhanced the value of our wholly-owned surcharge-free network, Allpoint. As a result of these past strategic actions and the relatively conservative use of capital during this time, the negative impact of the recent economic downturn on our business has been, and we expect will continue to be, mitigated by the following:
Stable and recurring nature of our business. Our financial results for the nine months ended September 30, 2009 demonstrate that the significant capital investments we have made over the past several years have provided us with an operating platform that we believe should continue to generate relatively stable earnings and consistent cash flows. Based on our recent results, we believe transactions conducted on our ATMs have not been negatively affected by the economic downturn and expect that this trend will continue. For example, average monthly cash withdrawal transactions per ATM increased to 616 during the nine months ended September 30, 2009 from 582 during the same period last year. Furthermore, while we have seen some modest declines in surcharge-related withdrawal transactions in the United States and the United Kingdom, we have continued to see increases in overall withdrawal transaction levels (especially surcharge-free withdrawal transactions.)
Strong liquidity position. We continue to believe we have a sufficient amount of liquidity to meet our anticipated operating needs for the foreseeable future. Our $175.0 million credit facility, which is in place until May 2012, had $22.8 million outstanding at September 30, 2009, including letters of credit, leaving us with $152.2 million in available, committed funding. The outstanding balance under our facility decreased by $29.9 million from $52.7 million (including letters of credit) at December 31, 2008, due primarily to repayments made during the second and third quarters of 2009. Furthermore, we continue to be in compliance with all covenants under the facility.
Product diversification. Over the past few years, we have consciously worked to diversify our product and service offerings beyond the traditional ATM surcharging model, which we believe will provide future growth opportunities that do not require significant amounts of new capital. Examples of these growth opportunities include (1) adding more third parties to our ATM transaction processing platform, similar to the arrangement we currently have in place to process transactions for over 1,500 ATMs owned and operated by a third-party convenience store chain in the United States; (2) continued expansion and improvement in the types of services that we currently offer on our advanced-functionality ATMs located in 7-Eleven convenience stores across the United States; and (3) continued growth in our branding and surcharge-free offerings. The expansion of our branding relationship with an existing bank branding partner to cover an additional 1,300 ATM locations in the United States during the second quarter of 2009 is an example of one of these growth opportunities.
Although we believe that the characteristics described above should benefit us given current market conditions, the recent trends that have negatively impacted the economy and many of the nation’s largest banks could have an adverse impact on our ongoing operations. For example, the continued loan delinquencies and defaults could have a negative impact on those financial institutions with whom we conduct business. Additionally, even though we recently executed a new bank branding agreement with one of our existing branding partners, the negotiation process for new bank branding arrangements continues to remain relatively slow compared to what we have historically experienced.

Recent Events
Foreign Currency Exchange Rates. The strengthening of the United States dollar relative to the British pound and Mexican peso has negatively impacted our results during the first nine months of 2009 in terms of translating those foreign earnings into United States dollars. Despite the negative impact on our revenues and gross profits, this trend did not have a negative impact on our cash flows as we do not currently rely on cash generated by our international operations to fund our domestic operating needs, and each operation conducts substantially all of its business in its local currency. Additionally, we continue to explore potential growth opportunities in the two international markets in which we currently operate, and the strengthening of the United States dollar could enhance our ability to invest in those markets at favorable exchange rates.
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
Expansion into Puerto Rico. We entered into the Puerto Rican ATM market during the third quarter of 2009. We will initially install ATMs in 11 To Go Stores, a San Juan, Puerto Rico-based chain of convenience stores and gas stations in 2009, and expect to install ATMs in the remaining 15 To Go Stores in 2010. We continue to explore other growth opportunities on the island, as well as entrance into other Latin and Central American ATM markets.

Results of Operations
The following table sets forth our Consolidated Statements of Operations information as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
ATM operating revenues	98.1%	96.3%	98.0%	96.5%
ATM product sales and other revenues	1.9	3.7	2.0	3.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	66.2	73.1	68.2	73.7
Cost of ATM product sales and other revenues	2.1	3.2	2.1	3.2

Total cost of revenues	68.2	76.3	70.2	76.9

Gross profit	31.8	23.7	29.8	23.1
Operating expenses:
Selling, general, and administrative expenses (2)	7.2	8.2	8.3	7.7
Depreciation and accretion expense	7.8	7.8	8.0	7.7
Amortization expense	3.4	3.7	3.6	3.6
Loss on disposal of assets	0.8	1.1	1.3	1.0

Total operating expenses	19.2	20.8	21.3	20.1

Income from operations	12.6	2.9	8.5	3.0
Other expense (income):
Interest expense, net	5.8	6.2	6.2	6.2
Amortization of deferred financing costs and bond discounts	0.5	0.4	0.5	0.4
Other expense (income)	0.3	0.0	(0.2)	0.0

Total other expense	6.5	6.7	6.5	6.6

Income (loss) before income taxes	6.0	(3.8)	2.0	(3.6)
Income tax expense	1.0	0.3	0.9	0.1

Net income (loss)	5.1	(4.1)	1.1	(3.7)
Net income (loss) attributable to noncontrolling interests	0.1	(0.6)	0.1	(0.2)

Net income (loss) attributable to controlling interests and available to common stockholders	5.0%	(3.5)%	1.0%	(3.4)%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $12.7 million and $13.3 million for the three month periods ended September 30, 2009 and 2008, respectively, and $38.0 million and $38.9 million for the nine month periods ended September 30, 2009 and 2008, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.8% and 10.5% for the three month periods ended September 30, 2009 and 2008, respectively, and by 10.3% and 10.4% for the nine month periods ended September 30, 2009 and 2008, respectively.

(2)	Nine months ended September 30, 2009 includes effects of $1.2 million in severance costs associated with the departure of our former CEO during March 2009.

Key Operating Metrics
We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margins. The following table sets forth information regarding certain of these key measures for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average number of transacting ATMs:
United States: Company-owned	18,156	18,042	18,201	17,983
United States: Merchant-owned	10,054	10,641	10,110	10,781
United Kingdom	2,630	2,518	2,581	2,389
Mexico	2,155	1,905	2,125	1,645

Total average number of transacting ATMs	32,995	33,106	33,017	32,798

Total transactions (in thousands)	99,794	91,853	285,647	264,678
Total cash withdrawal transactions (in thousands)	63,558	59,095	183,169	171,694
Average monthly cash withdrawal transactions per average transacting ATM	642	595	616	582

Per ATM per month:
ATM operating revenues (1)	$1,275	$1,234	$1,215	$1,226
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (2)	860	937	846	936

ATM operating gross profit (2)(3)	$415	$297	$369	$290

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	32.6%	24.1%	30.4%	23.6%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	22.5%	13.2%	19.9%	12.8%

(1)	ATM operating revenues per ATM per month were negatively affected by the foreign currency exchange rate movements between the three and nine month periods ended September 30, 2009 and 2008. Excluding the impact of foreign currency exchange movement, the ATM operating revenues for the three and nine month periods ended September 30, 2009 would have been $1,320 and $1,274, respectively.

(2)	Excludes effects of depreciation, accretion, and amortization expense of $12.7 million and $13.3 million for the three month periods ended September 30, 2009 and 2008, respectively, and $38.0 million and $38.9 million for the nine month periods ended September 30, 2009 and 2008, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $128 and $134 for the three month periods ended September 30, 2009 and 2008, respectively, and by $128 and $132 for the nine month periods ended September 30, 2009 and 2008, respectively. The decline in Cost of ATM operating revenues per ATM per month was due to foreign currency exchange rate movements between the three and nine month periods ended September 30, 2009 and 2008, as well as lower vault cash interest costs and other operating cost reductions.

(3)	ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs in our portfolio. Revenues and expenses from ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$126,194	$122,608	2.9%	$361,136	$361,773	(0.2)%
ATM product sales and other revenues	2,409	4,651	(48.2)%	7,460	13,036	(42.8)%

Total revenues	$128,603	$127,259	1.1%	$368,596	$374,809	(1.7)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
ATM operating revenues. ATM operating revenues generated during the three months ended September 30, 2009 increased $3.6 million from the three months ended September 30, 2008. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Three Months Ended September 30, 2009 to
	Three Months Ended September 30, 2008
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$(2,850)	$(1,062)	$879	$(3,033)
Interchange revenue	1,732	981	(176)	2,537
Bank branding and surcharge-free network revenues	3,619	—	(1)	3,618
Other revenues	(100)	1	563	464

Total increase (decrease) in ATM operating revenues	$2,401	$(80)	$1,265	$3,586

United States. During the three months ended September 30, 2009, our United States operations experienced a $2.4 million, or 2%, increase in ATM operating revenues compared to the three months ended September 30, 2008. This increase was primarily due to the continued growth of participating banks and other financial institutions in our bank branding and surcharge-free network programs, which resulted in a $3.6 million or 26% increase in bank branding and surcharge-free network revenues. Additionally, increased participation in these programs and growth in the use of stored-value cards contributed to the 4% increase in the number of withdrawal transactions conducted on our ATMs, which resulted in a 6% increase in interchange revenues in the United States. Offsetting the increase in bank branding and surcharge-free network revenue and interchange revenue during the period was a 13% decline in surcharge transactions, which resulted in a $2.9 million decline in surcharge revenue. Since our surcharge-free programs allow participants’ cardholders to make cash withdrawals on a surcharge-free basis at our ATMs, the decline in the number of surcharge transactions was expected, which in turn contributed to the $2.9 million decline in surcharge revenue. Also contributing to the decrease in surcharge transactions was a 6% decline in our merchant-owned account base, which contributed $1.3 million to the $2.9 million year-over-year surcharge revenue decline, but had a minimal impact on our overall gross profit as much of the surcharge revenues generated by those accounts are paid to the underlying merchants. Accordingly, as surcharge revenues declined, so did the related merchant payments.
United Kingdom. Our United Kingdom operations generated ATM operating revenues for the three months ended September 30, 2009 that were relatively consistent with those generated during the third quarter of 2008, due to the unfavorable foreign currency exchange rate movements between the two periods. Excluding the impact of foreign currency movements, total surcharge and interchange revenues increased by $0.9 million (by 6%) and $2.1 million (by 33%), respectively. These increases were primarily driven by a 22% increase in withdrawal transactions that resulted from a 4% increase in the average number of transacting ATMs, based on ATM deployments made throughout 2008 and the first nine months of 2009, and higher withdrawal transactions on our surcharge-free (also referred to as “free-to-use”) ATMs.
Mexico. The increase in revenues generated by our Mexico operations during the three months ended September 30, 2009 was the result of a 13% increase in the average number of transacting ATMs associated with these operations as well as higher surcharge and overall withdrawal transactions per machine as compared to the three months ended September 30, 2008. The impact of the increased machine count and transaction levels was partially offset, or entirely in the case of interchange revenue, by unfavorable foreign currency exchange rate movements.
ATM product sales and other revenues. ATM product sales and other revenues for the three months ended September 30, 2009 were lower than those generated during the same period in 2008 primarily due to lower equipment sales in Mexico and lower value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. In light of the current economic climate, financial institutions and others have reduced their ATM purchases and we have, therefore, seen a decline in these sales during 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
ATM operating revenues. ATM operating revenues generated during the nine months ended September 30, 2009 decreased $0.6 million from the nine months ended September 30, 2008. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2009 to
	Nine Months Ended September 30, 2008
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$(9,062)	$(5,133)	$2,792	$(11,403)
Interchange revenue	2,998	563	191	3,752
Bank branding and surcharge-free network revenues	7,009	—	(5)	7,004
Other revenues	(553)	—	563	10

Total increase (decrease) in ATM operating revenues	$392	$(4,570)	$3,541	$(637)

United States. During the nine months ended September 30, 2009, our United States operations experienced a $0.4 million increase in ATM operating revenues compared to the nine months ended September 30, 2008. This increase was primarily due to a 16% increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks in our bank branding and surcharge-free network programs. Additionally, as was the case with our quarterly results, increased participation in these programs and growth in the use of stored-value cards contributed to a 3% increase in the number of withdrawal transactions conducted on our ATMs, which resulted in a 4% increase in interchange revenues in the United States. Offsetting the increase in bank branding and surcharge-free network revenue and interchange revenue during the period was a $9.1 million decline in surcharge revenues. Due to the surcharge-free nature of our bank branding and surcharge-free network programs (as discussed above), the level of surcharge transactions declined during the period, which contributed to the $9.1 million decline in surcharge revenue. Also contributing to the decline in surcharge revenue was the decline in our merchant-owned account base, which contributed $4.0 million of the $9.1 million year-over-year surcharge revenue decline, but had a minimal impact on our overall gross profit as much of the surcharge revenues generated by those accounts are paid to the underlying merchants. Accordingly, as surcharge revenues declined, so did the related merchant payments.
During the second quarter of 2009, we agreed to settle a standing lawsuit filed against us by one of our merchant customers in June 2006. As part of that settlement, we agreed to terminate our ATM placement agreement with that merchant (covering approximately 270 ATMs in and around the New York City metropolitan area) no later than October 31, 2009, along with the related bank branding agreement. During the same period, we expanded our bank branding contractual relationship with the same financial institution in roughly 1,300 retail locations across 10 states within the United States. As a result of these transactions, we expect that our ATM operating revenues may be negatively impacted during the fourth quarter of 2009 and beyond when compared to prior periods, as the lost surcharge and interchange revenues may only be partially offset by the anticipated increase in our branding revenues. However, we expect that these transactions will positively impact our gross profits beginning in 2010, as margins earned on our branding revenues are typically higher than those earned on surcharge and interchange revenues generated by our ATM placement programs.
United Kingdom. During the nine months ended September 30, 2009, ATM operating revenues from our United Kingdom operations decreased over 8% from the first nine months of 2008. However, as was the case with the quarterly period, this decrease was the result of unfavorable foreign currency exchange rate movements between the two periods. Excluding the impact of foreign currency movements, total surcharge and interchange revenues generated by our United Kingdom operations increased by $4.1 million and $5.2 million, respectively. These increases were primarily driven by a 21% increase in withdrawal transactions that resulted from an 8% increase in the average number of transacting ATMs, based on ATM deployments made throughout 2008 and the first nine months of 2009, and higher withdrawal transactions on our free-to-use ATMs.
Mexico. Higher revenues generated by our Mexico operations partially offset the decrease in ATM operating revenues from the United Kingdom operations. The increase in revenues generated by our Mexico operations during 2009 was the result of a 29% increase in the average number of transacting ATMs associated with these operations as well as higher surcharge and overall withdrawal transactions per machine during the nine months ended September 30, 2009. As noted above for the quarterly period, the impact of the increased machine count and transaction levels was partially offset by unfavorable foreign currency exchange rate movements.

ATM product sales and other revenues. ATM product sales and other revenues for the nine months ended September 30, 2009 were lower than those generated during the same period in 2008 primarily due to lower equipment and VAR program sales. As noted above for the quarterly period, financial institutions and others have reduced their ATM purchases and we have, therefore, seen a decline in these sales during 2009. Also contributing to the year-to-date decline was the completion of our Triple Data Encryption Standard upgrades in 2008, which generated a higher amount of product sales and service-related revenues during 2008.
Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$85,083	$93,078	(8.6)%	$251,287	$276,414	(9.1)%
Cost of ATM product sales and other revenues	2,678	4,064	(34.1)%	7,645	11,890	(35.7)%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$87,761	$97,142	(9.7)%	$258,932	$288,304	(10.2)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the three months ended September 30, 2009 decreased $8.0 million from the same period in 2008. Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues:

	Variance: Three Months Ended September 30, 2009 to
	Three Months Ended September 30, 2008
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$(1,940)	$(585)	$290	$(2,235)
Vault cash rental expense	(1,292)	(2,133)	(101)	(3,526)
Other cost of cash	(1,229)	(226)	(17)	(1,472)
Repairs and maintenance	(295)	(155)	64	(386)
Communications	(197)	(264)	33	(428)
Transaction processing	(173)	142	(59)	(90)
Stock-based compensation	(21)	—	—	(21)
Other expenses	351	(184)	(4)	163

Total increase (decrease) in cost of ATM operating revenues	$(4,796)	$(3,405)	$206	$(7,995)

United States. During the three months ended September 30, 2009, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $4.8 million when compared to the cost incurred during the same period in 2008. This decrease was primarily due to lower merchant fees, which resulted from the 6% year-over-year decline in the number of our merchant-owned accounts, which caused an overall decline in surcharge transactions and the related surcharge revenues, as noted above. Also contributing to the decline in the cost of ATM operating revenues was lower vault cash rental expense, primarily due to reduced market interest rates on the unhedged portion of our vault cash rental obligations. The decrease in other cost of cash was attributable to lower armored costs resulting from fewer cash fills and the effect of better pricing terms under the renegotiated contract with one of our primary armored service providers. Similarly, our primary domestic maintenance service agreement was renewed on favorable terms earlier in the year; however, the benefits from the improved pricing terms during the most recent quarter were mostly offset by additional costs incurred to load updated voice-guidance audio files on a number of our ATMs in the third quarter.
With respect to our domestic vault cash rental obligations, we recently negotiated new pricing terms and conditions with one of our vault cash providers, which became effective in August 2009. The revised pricing terms and conditions are less favorable to us than those that were in effect under the prior agreement. As a result, our vault cash rental costs are expected to increase slightly in future periods, thus negatively impacting our domestic ATM operating gross profit margin. Please refer to the Gross Profit Margin section below for a discussion of our expectations regarding gross margin levels for the remainder of 2009.

United Kingdom. Our United Kingdom operations also contributed to the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) during the most recent quarter. The overall $3.4 million decrease was primarily due to foreign currency exchange rate movements between periods. Excluding the impact of exchange rate movements, our United Kingdom operations’ cost of ATM operating revenues would have decreased by $1.4 million, despite an increase in the average number of transacting ATMs in 2009 when compared to 2008. The decrease in costs (excluding exchange rate movements) was primarily due to lower vault cash rental expense as a result of reduced market interest rates on our vault cash rental obligations in 2009 when compared to 2008. Additionally, we maintained higher cash balances in our ATMs within the United Kingdom during the third quarter of 2008 in an effort to minimize the amount of downtime caused by service-related issues with a third-party armored service provider, which further contributed to the year-over-year decline in vault cash rental expense.
With respect to our United Kingdom vault cash rental obligations, we are in the process of renegotiating new pricing terms and conditions with our existing vault cash provider in that market. As has been the case with our renegotiated domestic vault agreement, the revised pricing terms and conditions are expected to be less favorable to us than those that have been in effect under the current agreement. As a result, our vault cash rental costs are expected to increase in future periods, thus negatively impacting our ATM operating gross profit margin in the United Kingdom. Please refer to the Gross Profit Margin section below for a discussion of our expectations regarding gross margin levels for the remainder of 2009. Furthermore, we recently entered into certain interest rate swap transactions to fix the interest rate utilized in calculating the monthly vault cash rental fees under our vault cash rental agreement in the United Kingdom. Such fixed rates, which will become effective in January 2010, are higher than current market interest rates as the fixed rates under the swap contracts extend through the end of 2013. Accordingly, the amount we pay for our vault cash rental fees in the United Kingdom is expected to increase from current levels beginning in 2010, regardless of any changes that may occur with respect to market interest rates.
Mexico. Partially offsetting the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our United States and United Kingdom operations were increased costs incurred by our Mexico operations during the three months ended September 30, 2009. The higher costs were attributable to a 13% increase in the average number of transacting ATMs and a 15% increase in the total number of transactions conducted on these machines during the third quarter of 2009 when compared to the third quarter of 2008.
Cost of ATM product sales and other revenues. Consistent with the decrease in ATM product sales and other revenues discussed above, the cost of ATM product sales and other revenues decreased during the three months ended September 30, 2009 compared to the same period in 2008 primarily due to lower equipment and VAR program sales during the period.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the nine months ended September 30, 2009 decreased $25.1 million from the same period in 2008. Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2009 to
	Nine Months Ended September 30, 2008
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$(6,586)	$(1,921)	$791	$(7,716)
Vault cash rental expense	(4,632)	(6,793)	183	(11,242)
Other cost of cash	(1,403)	(530)	95	(1,838)
Repairs and maintenance	259	88	379	726
Communications	(790)	(1,153)	118	(1,825)
Transaction processing	(1,135)	(273)	59	(1,349)
Stock-based compensation	166	—	—	166
Other expenses	(480)	(1,586)	17	(2,049)

Total increase (decrease) in cost of ATM operating revenues	$(14,601)	$(12,168)	$1,642	$(25,127)

United States. During the nine months ended September 30, 2009, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $14.6 million when compared to the cost incurred during the same period in 2008. This decrease was primarily the result of lower merchant fees, which resulted from a 6% year-over-year decline in the number of our merchant-owned accounts. This decline also contributed to the overall decline in surcharge transactions by 11% and related surcharge revenues by 6%, as discussed above. Also contributing to the decline in the cost of ATM operating revenues were lower vault cash rental expense and other cost of cash, as discussed above with respect to the quarterly period, as well as lower transaction processing costs due to the continued conversion of the ATMs in our portfolio over to our EFT processing platform.
United Kingdom. Our United Kingdom operations also contributed to the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) during the nine months ended September 30, 2009. The overall $12.2 million decrease was primarily due to foreign currency exchange rate movements between periods. Excluding the impact of exchange rate movements, our United Kingdom operations’ cost of ATM operating revenues decreased by approximately $2.5 million. Such decrease was attributable to the same factors as described above with respect to the quarterly period.
Mexico. Partially offsetting the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our United States and United Kingdom operations were the costs incurred by our Mexico operations. As was the case for the quarterly period, the increase in the number of average transacting ATMs and related transactions resulted in a $1.6 million increase in cost of ATM operating revenues for the nine months ended September 30, 2009, when compared to the same period last year. The foreign currency exchange rate movements between periods have been advantageous to the costs associated with our Mexico operations. Excluding the impact of exchange rate movements, the increase in our cost of ATM operating revenues for Mexico for the nine months ended September 30, 2009 would have been $4.3 million higher than the same period last year.
Cost of ATM product sales and other revenues. Consistent with the decrease in ATM product sales and other revenues discussed above, the cost of ATM product sales and other revenues decreased during the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to lower equipment and VAR program sales during the period.
Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.6%	24.1%	30.4%	23.6%
Inclusive of depreciation, accretion, and amortization	22.5%	13.2%	19.9%	12.8%
ATM product sales and other revenues gross profit margin	(11.2)%	12.6%	(2.5)%	8.8%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	31.8%	23.7%	29.8%	23.1%
Inclusive of depreciation, accretion, and amortization	21.9%	13.2%	19.4%	12.7%
ATM operating gross profit margin. For the three and nine months ended September 30, 2009, our ATM operating gross profit margin, exclusive of depreciation, accretion, and amortization, increased by 8.5 percentage points and 6.8 percentage points, respectively, when compared to the same periods in 2008. Our ATM operating gross profit margin, inclusive of depreciation, accretion, and amortization, increased 9.3 percentage points and 7.1 percentage points, respectively, during the three and nine months ended September 30, 2009, when compared to the same periods in 2008. Such increases were due to higher margins earned in all three of our operating segments during 2009. However, our United States and United Kingdom operations contributed to the majority of the increases due to favorable withdrawal transaction and related revenue trends, the effect of lower market interest rates on our vault cash rental costs, and lower armored and maintenance costs during 2009. Additionally in the United States, the year-over-year decline in our merchant-owned account base contributed to the increased margins in 2009, as the revenues related to those merchant-owned accounts were replaced with higher-margin company-owned accounts and related services in all three of our operating segments.
Looking ahead, we continue to anticipate changes in certain operating cost line items, including increased vault cash rental costs in the United States and the United Kingdom and lower maintenance and armored costs in the United States. Additionally, we expect to continue to see a shift in our revenue mix to higher margin company-owned ATMs and branding and surcharge-free arrangements. As a result, we expect that our total gross profit margin for the full year of 2009 will be relatively consistent with the higher margin levels achieved in the first nine months of 2009.

ATM product sales and other revenues gross profit margin. For the three and nine months ended September 30, 2009, our ATM product sales and other revenues gross profit margin decreased by 23.8 percentage points and 11.3 percentage points, respectively, when compared to the same periods in 2008. These decreases were primarily a result of lower margins achieved on VAR, equipment, and other service sales during the second and third quarters of 2009, as we were required to lower our sales prices in light of the reduced market demand for ATM product sales.
Selling, General, and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$8,160	$9,258	(11.9)%	$27,863	$26,995	3.2%
Stock-based compensation	1,050	1,129	(7.0)%	2,786	1,743	59.8%

Total selling, general, and administrative expenses	$9,210	$10,387	(11.3)%	$30,649	$28,738	6.6%

Percentage of total revenues:
Selling, general, and administrative expenses	6.3%	7.3%		7.6%	7.2%
Stock-based compensation	0.8%	0.9%		0.8%	0.5%
Total selling, general, and administrative expenses	7.2%	8.2%		8.3%	7.7%
Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation, decreased $1.1 million for the three months ended September 30, 2009, but increased $0.9 million for the nine months ended September 30, 2009, when compared to the same periods in 2008. The decrease for the three-month period was primarily attributable to costs in 2008 that were not repeated in 2009, including $0.5 million of incremental accounting and professional services expenses related to our Sarbanes-Oxley compliance efforts and $0.4 million of acquisition costs that were written off as a result of our decision not to pursue selected international acquisitions. The increase for the nine-month period was primarily attributable to the recognition of $1.2 million in severance costs associated with the departure of our former CEO in March 2009.
Stock-based compensation. The increase in stock-based compensation during the nine months ended September 30, 2009 was due to the issuance of additional shares of restricted stock and stock options during 2008 and 2009. For additional details on these stock and option grants, see Item 1, Notes to Consolidated Financial Statements, Note 3, Stock-Based Compensation.
Depreciation and Accretion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Depreciation expense	$9,473	$9,571	(1.0)%	$28,074	$27,755	1.1%
Accretion expense	513	407	26.0%	1,486	1,233	20.5%

Depreciation and accretion expense	$9,986	$9,978	0.1%	$29,560	$28,988	2.0%

Percentage of total revenues:
Depreciation expense	7.4%	7.5%		7.6%	7.4%
Accretion expense	0.4%	0.3%		0.4%	0.3%
Total depreciation and accretion expense	7.8%	7.8%		8.0%	7.7%
Depreciation expense. For the three and nine months ended September 30, 2009, depreciation expense remained fairly constant when compared to the same periods in 2008. However, excluding the impact of foreign currency exchange rate movements, depreciation expense increased by 4.5% and 9.6% for the three and nine months ended September 30, 2009, respectively, which was primarily due to the higher number of machines deployed under Company-owned arrangements in 2009 when compared to 2008.
Accretion expense. We estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. The increase in accretion expense during the three and nine months ended September 30, 2009 was primarily attributable to the higher number of ATMs deployed under Company-owned arrangements during 2009 when compared to the same period in 2008.

Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Amortization expense	$4,405	$4,657	(5.4)%	$13,436	$13,661	(1.6)%

Percentage of total revenues	3.4%	3.7%		3.6%	3.6%
Amortization expense recognized during the three and nine month periods ended September 30, 2009 was lower than the same periods in 2008 due to certain contract intangible assets for our domestic operations that were fully amortized during the quarter. Also contributing to the decreases was lower amortization expense from our international operations due to favorable foreign currency exchange rate movements.
Loss on Disposal of Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Loss on disposal of assets	$1,047	$1,458	(28.2)%	$4,831	$3,893	24.1%

Percentage of total revenues	0.8%	1.1%		1.3%	1.0%
The decrease in loss on disposal of assets during the three month period ended September 30, 2009 was primarily due to the write-off in the same period in 2008 of previously capitalized costs associated with our United Kingdom operations. Such decreases were offset in the nine month periods ended September 30, 2009 by additional expenses related to certain optimization efforts undertaken by us associated with our United Kingdom operations, primarily in the second quarter of 2009. These optimization efforts resulted in the identification and deinstallation of several hundred underperforming ATMs that we expect to redeploy under separate ATM operating agreements. As a result of the deinstallation of these machines, we wrote off the associated installation costs and any remaining asset retirement obligations related to the deinstalled machines.
Interest Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Interest expense, net	$7,473	$7,913	(5.6)%	$22,828	$23,267	(1.9)%
Amortization of deferred financing costs and bond discounts	606	531	14.1%	1,777	1,569	13.3%

Total interest expense, net	$8,079	$8,444	(4.3)%	$24,605	$24,836	(0.9)%

Percentage of total revenues	6.3%	6.6%		6.7%	6.6%
Interest expense, net. Interest expense, net, decreased during the three and nine month periods ended September 30, 2009, when compared to the same periods in 2008, due to lower market interest rates and a reduction in amounts outstanding under our revolving credit facility.
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

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In thousands)			(In thousands)
Income tax expense	$1,251	$383	165.5%	$3,284	$202	1409.9%

Effective tax rate	16.1%	(7.9)%		44.6%	(1.5)%
Our income tax expense increased during both the three and nine month periods ended September 30, 2009 when compared to the same periods in 2008. This increase was primarily the result of certain deferred tax benefits recorded in 2008 related to our United Kingdom operations that were not recorded during the three and nine months ended September 30, 2009. Effective December 31, 2008, we determined that a valuation allowance should be established for the net deferred tax asset balance in our United Kingdom jurisdiction, consistent with the policies in place with respect to our United States and Mexico jurisdictions. Accordingly, we do not expect to record any income tax benefits in our financial statements for any of our operating segments until it is more likely than not that such benefits will be utilized. Furthermore, due to the exclusion of certain deferred tax liability amounts from our ongoing analysis of our domestic net deferred tax asset position, we will likely continue to record additional valuation allowances for our domestic operations during 2009 and beyond.
Liquidity and Capital Resources
Overview
As of September 30, 2009, we had $6.1 million in cash and cash equivalents on hand and $321.4 million in outstanding long-term debt and capital lease obligations.
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, the issuance of equity securities, and the sale of bonds. Furthermore, we have historically used cash to invest in additional ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.
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
Operating Activities
Net cash provided by operating activities totaled $49.0 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $11.0 million during the same period in 2008. The year-over-year increase was primarily attributable to improved operating margins and favorable working capital movements in 2009 when compared to 2008.
Investing Activities
Net cash used in investing activities totaled $20.2 million for the nine months ended September 30, 2009 compared to $54.0 million during the same period in 2008. The year-over-year decrease was the result of a decline in the amount of capital expenditures incurred, as a result of our decision to reduce capital spending in 2009.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements as opposed to acquisitions. We expect that our capital expenditures for the remaining three months of 2009 will total approximately $5.0 million, net of noncontrolling interests, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect such expenditures to be funded with cash generated from our operations. However, we will also continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.
Financing Activities
Net cash used in financing activities totaled $26.6 million for the nine months ended September 30, 2009 compared to $31.1 million provided by financing activities for the same period in 2008. In 2008, we incurred incremental borrowings under our revolving credit facility to fund the higher level of capital expenditures during the period, as discussed in the Investing Activities section above. However, in 2009, we generated sufficient cash flows after capital expenditures that allowed us to repay a significant portion of the outstanding borrowings under our revolving credit facility. Although the amount outstanding under our revolving credit facility may fluctuate during the fourth quarter, we expect that the overall level of our senior debt, absent any acquisitions or unanticipated changes in our working capital and capital expenditure levels, will continue to trend downward as we expect to generate higher net cash flows that allow us to continue repaying the outstanding borrowings.
Financing Facilities
As of September 30, 2009, we had $321.4 million in outstanding long-term debt and capital lease obligations, which was comprised of (1) $297.1 million (net of discount of $2.9 million) of our senior subordinated notes, (2) $17.0 million in borrowings under our revolving credit facility, (3) $6.9 million in notes payable outstanding under equipment financing lines of our Mexico subsidiary, and (4) $0.4 million in capital lease obligations.
Revolving credit facility. Borrowings under our $175.0 million revolving credit facility bear interest at a variable rate based upon the London Interbank Offered Rate (“LIBOR”) or prime rate at our option. Additionally, we pay a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt that we can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, and (iv) limitations on the amount of capital expenditures that we can incur on a rolling 12-month basis. Additionally, we are currently prohibited from making any cash dividends pursuant to the terms of the facility.
At September 30, 2009, the weighted average interest rate on our outstanding facility borrowings was approximately 2.8%. Additionally, as of September 30, 2009, we were in compliance with all covenants contained within the facility and had the ability to borrow an additional $152.2 million under the facility based on such covenants.
Bank Machine overdraft facility. In addition to the above revolving credit facility, Bank Machine, Ltd., our wholly-owned subsidiary operating in the United Kingdom, has a £1.0 million overdraft facility. Such facility, which bears interest at 1.75% over the bank’s base rate (0.5% as of September 30, 2009) and is secured by a letter of credit posted under our corporate revolving credit facility, is utilized for general corporate purposes for our United Kingdom operations. As of September 30, 2009, no amounts were outstanding under this facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.

Cardtronics Mexico equipment financing agreements. Between 2006 and 2009, Cardtronics Mexico entered into eight separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.95%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of September 30, 2009, $93.0 million pesos ($6.9 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the equipment financing agreements, we have issued a guaranty for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico.) As of September 30, 2009, the total amount of the guaranty was $47.4 million pesos ($3.5 million U.S.).
Capital lease agreements. In connection with a prior acquisition, we assumed certain capital and operating lease obligations for approximately 2,000 ATMs. We currently have $1.5 million in letters of credit under our revolving credit facility in favor of the lessors under these assumed equipment leases. These letters of credit reduce the available borrowing capacity under our revolving credit facility. As of September 30, 2009, the principal balance of our capital lease obligations totaled $0.4 million.
New Accounting Standards
For a description of the accounting standards that we adopted during 2009, as well as details of the accounting standards that will apply to us in the future, see Item 1, Notes to Consolidated Financial Statements, Note 16, New Accounting Pronouncements.

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
As a result of the significant sensitivity surrounding the vault cash interest expense for our United States and United Kingdom operations, we have entered into a number of interest rate swaps to fix the rate of interest utilized to determine the amounts we pay on a portion of our current and anticipated outstanding vault cash balances. The following swaps currently in place serve to fix the interest rate utilized for our vault cash rental agreements in the United States and the United Kingdom for the following notional amounts and periods:

			Weighted
Notional Amounts	Notional Amounts	Notional Amounts	Average
United States	United Kingdom	Consolidated(1)	Fixed Rate	Term
	(In thousands)
$550,000	£—	$550,000	4.30%	October 1, 2009 – December 31, 2009
$600,000	£75,000	$720,777	3.90%	January 1, 2010 – December 31, 2010
$550,000	£75,000	$670,777	3.65%	January 1, 2011 – December 31, 2011
$350,000	£50,000	$430,518	3.79%	January 1, 2012 – December 31, 2012
$100,000	£25,000	$140,259	3.97%	January 1, 2013 – December 31, 2013

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at $1.610360 to £1.00, which was the exchange rate in effect as of September 30, 2009.
The following table presents a hypothetical sensitivity analysis of our annual vault cash interest expense based on our outstanding vault cash balances as of September 30, 2009 and assuming a 100 basis point increase in interest rates:

				Additional Interest			Additional Interest Incurred
				Incurred on 100 Basis			on 100 Basis Point Increase
				Point Increase			(Including Impact of All
	Vault Cash Balance as of			(Excluding Impact of			Interest Rate Swaps Currently
	September 30, 2009			Interest Rate Swaps)			under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$887.0	$887.0		$8.9	$8.9		$2.9	$2.9
United Kingdom (1)		£99.2	159.7		£1.0	1.6		£0.2	0.4
Mexico	p $	327.1	24.1	p $	3.3	0.2	p $	3.3	0.2

Total			$1,070.8			$10.7			$3.5

(1)	The interest rate swaps in the United Kingdom, although in place as of September 30, 2009, are not effective until January 1, 2010.
As of September 30, 2009, we had a net liability of $35.9 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the estimated fair value of the instruments as of such date. For additional information on our accounting treatment of these swaps and the calculation of their fair value, see Item 1, Notes to Consolidated Financial Statements, Note 11, Derivative Financial Instruments and Note 12, Fair Value Measurements.
As of September 30, 2009, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico.
Interest expense. Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Based on the $17.0 million outstanding under the facility as of September 30, 2009, an increase of 100 basis points in the underlying interest rate would have impacted our interest expense by less than $0.2 million; however, there is no guarantee that we will not borrow additional amounts under the facility, and, in the event we borrow additional amounts and interest rates significantly increased, we could be required to pay additional interest and such interest could be material.

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
Foreign Currency Exchange Risk
Due to our operations in the United Kingdom and Mexico, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine, Ltd. and Cardtronics Mexico into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of September 30, 2009, such translation loss totaled approximately $24.9 million compared to approximately $31.9 million as of December 31, 2008.
Our results during the three and nine months ended September 30, 2009 were negatively impacted by decreases in the value of the British pound relative to the United States dollar compared to the same period in 2008. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the United States dollar and the British pound.) Additionally, as our Mexico operations expand, our future results could be materially impacted by changes in the value of the Mexican peso relative to the United States dollar. A sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the British pound during the three months ended September 30, 2009, the effect upon Bank Machine’s operating income would have been $0.7 million. Similarly, a sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the Mexican peso during the three months ended September 30, 2009, the effect upon Cardtronics Mexico’s operating income would have been $0.1 million. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.
We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our material legal proceedings, see Part I., Item I., Financial Information, Notes to Consolidated Financial Statements, Note 13, Commitments and Contingencies.
Item 1a. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Form 10-K and its modifications in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which could materially affect our business, financial condition or future results. The risks described in this report and in our previous filings with the SEC are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2009:

					Total Number of	Approximate Dollar
	Total Number		Average		Shares Purchased as	Value that May Yet
	of Shares		Price Paid		Part of a Publicly	be Purchased Under
Period	Purchased		Per Share		Announced Program	the Program (1) (2)
July 1 – 31, 2009	7,865	(3)	$3.42	(4)	7,865	$9,882,410
August 1 – 31, 2009	1,000	(5)	$7.52	(6)	—	$9,882,410
September 1 – 30, 2009	1,789	(5)	$7.75	(6)	—	$9,882,410

Total	10,654		$4.53		7,865

(1)	In February 2009, our Board of Directors approved a common stock repurchase program up to an aggregate of $10.0 million. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The share repurchase program will expire on March 31, 2010, unless extended or terminated earlier by our Board of Directors.

(2)	In connection with the lapsing of the forfeiture restrictions on restricted shares granted by us under our 2007 Stock Incentive Plan, which was adopted in December 2007 and expires in December 2017, we permitted employees to sell a portion of their shares to us in order to satisfy their tax liabilities that arose as a consequence of the lapsing of the forfeiture restrictions. In future periods, we may not permit our employees to sell their shares to us in order to satisfy such tax liabilities. Furthermore, since the number of restricted shares that will become unrestricted each year is dependent upon the continued employment of the award recipients, we cannot forecast either the total amount of such securities or the approximate dollar value of those securities that we might purchase in future years as the forfeiture restrictions on such shares lapse.

(3)	Represents shares repurchased by us pursuant to our common stock repurchase program.

(4)	The price paid per share was based on the average high and low trading prices of the Company’s common stock on the dates on which we repurchased shares under our common stock repurchase program.

(5)	Represents shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(6)	The price paid per share was based on the weighted average of the high and low trading price of our common stock on August 13, 2009 and September 5, 2009, which represent the dates the restrictions lapsed on such shares.
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

CARDTRONICS, INC.
October 28, 2009	/s/ J. Chris Brewster
J. Chris Brewster
(Duly Authorized Officer and Principal Financial Officer)

October 28, 2009	/s/ Tres Thompson
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

3.1
Third Amended and Restated Certificate of Incorporation of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on December 14, 2007, File No. 001-33864).

3.2
Second Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on December 14, 2007, File No. 001-33864).

10.1
Cardtronics, Inc. 2009 Annual Executive Cash Incentive Plan effective August 11, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtonics, Inc. on August 14, 2009, File No. 001-33864).

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