Form 10-K
period 2009-12-31
CARDTRONICS INC
filed 2010-03-04
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33864
CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 3250 Briarpark Drive, Suite 400 Houston, TX (Address of principal executive offices)	76-0681190 (I.R.S. Employer Identification No.) 77042 (Zip Code)
Registrant’s telephone number, including area code: (832) 308-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of common stock held by non-affiliates as June 30, 2009, the last business day of the registrant’s most recently completed second quarter: $66.5 million
Number of shares outstanding as of February 26, 2010: 41,615,339 shares of Common Stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS, INC.
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics, Inc. and/or our subsidiaries, unless the context indicates otherwise.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “2009 Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by the use of the words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important trends or factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in: (1) Part I, Item 1A. Risk Factors and elsewhere in the 2009 Form 10-K; (2) our reports and registration statements filed or furnished from time to time with the Securities and Exchange Commission (the “SEC”); and (3) other announcements we make from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2009 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
PART I
ITEM 1. BUSINESS
Overview
Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of December 31, 2009, we operated over 33,400 ATMs throughout the United States, the United Kingdom, Mexico, and Puerto Rico, of which 68% were owned by us, making us the world’s largest non-bank owner of ATMs. Included within this number are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers.
We often partner with large, nationally-known retail merchants under multi-year agreements to place our ATMs and kiosks within their store locations. In doing so, we provide our retail partners with an automated financial services solution that we believe helps attract and retain customers, and in turn, increases the likelihood that our devices will be utilized. Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties.
Historically, we have deployed and operated our devices under two distinct arrangements with our retail partners: Company-owned and merchant-owned arrangements. Under Company-owned arrangements, we provide the device and are typically responsible for all aspects of its operation, including transaction processing, procuring cash, supplies, and telecommunications as well as routine and technical maintenance. Under our merchant-owned arrangements, the retail merchant or the distributor owns the device and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks. As of December 31, 2009, approximately 68% of our devices were Company-owned and 32% were merchant-owned. While we may continue to add merchant-owned devices to our network as a result of acquisitions and internal sales efforts, our focus for internal growth remains on expanding the number of Company-owned devices in our network due to the higher margins typically earned and the additional revenue opportunities available to us under Company-owned arrangements.

More recently, we have started offering a managed services solution to retailers and financial institutions that may prefer to maintain ownership of their ATM fleets, but are looking for us to handle some or all of the operational aspects associated with operating and maintaining those fleets. Under these types of arrangements, we will typically receive a fixed monthly management fee in return for providing certain services, including monitoring, maintenance, cash management, customer service, and transaction processing services.
Finally, we partner with leading national financial institutions to brand selected ATMs and financial services kiosks within our network, including Citibank, N.A., JPMorgan Chase Bank, N.A., SunTrust Banks, Inc., Sovereign Bank, and HSBC Bank USA, N.A. As of December 31, 2009, approximately 11,100 of our Company-owned devices were under contract with financial institutions to place their logos on those machines, thus providing convenient surcharge-free access for their banking customers. We also own and operate the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 37,000 participating ATMs, including a majority of our ATMs in the United States and all of our ATMs in the United Kingdom, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.
Our revenues are recurring in nature and historically have been derived primarily from transaction fees, which are paid by cardholders, and interchange fees, which are paid by the cardholder’s financial institution for the use of the devices serving customers and the applicable EFT network that transmits data between the device and the cardholder’s financial institution. We generate additional revenues by branding our devices with the logos of leading national banks and other financial institutions, and by collecting fees from financial institutions that participate in Allpoint surcharge-free network.
Organizational and Operational History
We were formed as a Delaware corporation in 1989 and originally operated under the name of Cardpro, Inc. In June 2001, Cardpro, Inc. was converted into a Delaware limited partnership and renamed Cardtronics, LP. In addition, in June 2001, Cardtronics Group, Inc. was incorporated under the laws of the state of Delaware to act as a holding company for Cardtronics, LP, with Cardtronics Group, Inc. indirectly owning 100% of the equity of Cardtronics, LP. In January 2004, Cardtronics Group, Inc. changed its name to Cardtronics, Inc. In December 2007, we completed the initial public offering of 12,000,000 shares of our common stock. In December 2008, Cardtronics, LP was converted to a corporation under the laws of Delaware and changed its name to Cardtronics USA, Inc. Cardtronics USA, Inc. is the primary domestic operating subsidiary of Cardtronics, Inc.
Since May 2001, we have acquired 14 ATM networks and one operator of a surcharge-free ATM network, increasing the number of ATMs we operate from approximately 4,100 as of May 2001 to approximately 33,400 as of December 31, 2009. Two of these acquisitions enabled us to enter international ATM markets. Specifically, our acquisitions of Bank Machine (Acquisitions) Limited (“Bank Machine”) in May 2005 and a majority ownership interest in CCS Mexico (which was subsequently renamed Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”)) in February 2006 expanded our operations into the United Kingdom and Mexico, respectively. Additionally, we acquired the nation-wide surcharge free network, Allpoint, through our acquisition of ATM National, Inc. in December 2005, providing us with a platform to further pursue and develop surcharge-free offerings. In July 2007, we acquired the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”), which included 3,500 traditional ATMs and approximately 2,000 multi-function financial services kiosks, which allowed us to offer additional automated financial services above and beyond those typically offered by traditional ATMs.
From 2001 to 2009, the total number of annual transactions processed within our network increased from approximately 19.9 million to approximately 383.3 million.

Additional Company Information
General information about us can be found at http://www.cardtronics.com. We file annual, quarterly, and other reports as well as other information with the SEC under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may also request an electronic or paper copy of these filings at no cost by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, (832) 308-4000. Information on our website is not incorporated into this 2009 Form 10-K or our other securities filings.
Our Strategy
Our strategy is to enhance our position as a leading provider of automated consumer financial services in the United States, the United Kingdom and Mexico; to become a significant provider of managed services to financial institutions and retailers with significant ATM and financial services kiosk networks; and to further expand our network and service offerings into select international markets. In order to execute this strategy, we will endeavor to:
Expand our Network of Devices with Leading Merchants. We believe that we have opportunities to further expand the number of ATMs and financial services kiosks that we own and/or operate with leading merchants. With respect to our existing merchants, we have two principal opportunities to increase the number of deployed devices: first, by deploying devices in existing merchant locations that currently do not have a device, but where consumer traffic volumes and anticipated returns justify installing a device; and second, as our merchants open new locations, by installing devices in those locations. With respect to new merchant customers, we believe our expertise, national footprint, strong record of customer service, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading national and regional merchants.
Expand our Relationships with Leading Financial Institutions. We believe we are well-positioned to work with financial institutions to fulfill many of their ATM and automated consumer financial services requirements. Our services currently offered to financial institutions include branding our ATMs with their logos and providing surcharge-free access to their customers, and managing their off-premise ATMs (i.e., ATMs not located in a bank branch). In addition, our EFT transaction processing capabilities provide us with the ability to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which we believe increases the types of products and services that we are able to offer to financial institutions. In the United Kingdom, our armored courier operation, coupled with our existing in-house engineering and EFT transaction processing capabilities, provides us with a full suite of services that we can offer to financial institutions in that market.
Continue to Capitalize on Surcharge-Free Network and Stored-Value Card Opportunities. We plan to continue pursuing opportunities with respect to our surcharge-free network offerings, where financial institutions pay us to allow their customers surcharge-free access to our ATM network on a non-exclusive basis. We believe surcharge-free arrangements will enable us to increase transaction counts and profitability on our existing machines. We also plan to pursue additional opportunities to work with financial institutions that issue and sponsor stored-value debit card programs. We believe that these programs represent significant transaction growth opportunities for us, as many users of stored-value debit cards do not have bank accounts, and consequently, have historically not been able to utilize our existing ATMs and financial services kiosks.
Pursue International Growth Opportunities. We have invested significant amounts of capital in the infrastructure of our United Kingdom and Mexico operations, and we plan to continue to selectively increase the number of our ATMs in these markets by increasing the number of machines deployed with our existing customer base as well as adding new merchant customers. Additionally, we plan to expand our operations into selected international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. In particular, we expect to target high growth, emerging markets where cash is the predominant form of payment, where off-premise ATM penetration is relatively low, and where we believe significant financial institution and/or retail managed services opportunities exist. We believe Central and Eastern Europe, Central and South America, and the Asia-Pacific region are examples of international markets that meet this criteria.
Develop and Provide Additional Automated Consumer Financial Services. Service offerings by ATMs continue to evolve over time. Certain ATM models are now capable of providing numerous automated consumer financial services, including bill payments, check cashing, remote deposit capture, and money transfers. Certain of our devices are capable of, and currently provide, these types of services. We believe these non-traditional consumer financial services offered by our devices, and other machines that we or others may develop, provide us with additional growth opportunities as retailers and financial institutions seek to provide additional convenient self-service financial services to their customers.

For additional information on items that may impact our strategy, see Part II, Item 7. Management’s Discussion and Analysis, Developing Trends in the ATM and Financial Services Industry.
Our Products and Services
We typically provide our leading merchant customers with all of the services required to operate ATMs and financial services kiosks, which include transaction processing, cash management, maintenance, and monitoring. We believe our merchant customers value our high level of service, our 24-hour per day monitoring and accessibility, and that our U.S. devices are on-line and able to serve customers an average of over 99.1% of the time. In connection with the operation of our devices and our customers’ devices, we generate revenue on a per-transaction basis from the surcharge fees charged to cardholders for the convenience of using our devices and from interchange fees charged to such cardholders’ financial institutions for processing the related transactions conducted on those devices. The following table provides detail relating to the number of devices we owned and operated under our various arrangements as of December 31, 2009:

	Company-Owned	Merchant-Owned	Total
Number of devices at period end	22,871	10,537	33,408
Percent of total	68.5%	31.5%	100.0%
Average monthly withdrawal transactions per average transacting device	776	277	616
We generally operate our ATMs and kiosks under multi-year contracts that provide a recurring and stable source of transaction-based revenue and typically have an initial term of five to seven years. As of December 31, 2009, our contracts with our top 10 merchant customers (based on 2009 revenues) had a weighted average remaining life of over 5.7 years.
Additionally, we enter into arrangements with financial institutions to brand certain of our Company-owned ATMs with their logos. These “bank branding” arrangements allow a financial institution to expand its geographic presence for a fraction of the cost of building a branch location and typically for less than the cost of placing one of its own ATMs at that location. These arrangements allow a financial institution to rapidly increase its number of branded ATM sites and improve its competitive position. Under these arrangements, the branding institution’s customers are allowed to use the branded ATMs without paying a surcharge fee to us. In return, we receive monthly fees on a per-ATM basis from the branding institution, while retaining our standard fee schedule for other cardholders using the branded ATMs. In addition, our branded machines typically generate higher interchange revenue as a result of the increased usage of our ATMs by the branding institution’s customers and others who prefer to use a bank-branded ATM. We intend to continue to pursue additional bank branding arrangements as part of our growth strategy. Prior to 2006, we had bank branding arrangements in place on less than 1,000 of our Company-owned ATMs. As of December 31, 2009, we had bank branding arrangements in place with 34 domestic financial institutions, involving approximately 11,100 Company-owned ATMs. This growth was the result of our increased sales efforts, our acquisition of the 7-Eleven Financial Services Business in July 2007 (the “7-Eleven ATM Transaction”), and what we believe was the realization by financial institutions of the significant benefits and opportunities afforded to them through bank branding programs.
In addition to our bank branding arrangements, we offer financial institutions another type of surcharge-free program through our Allpoint nationwide surcharge-free ATM network. Under the Allpoint network, financial institutions who are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to most of our domestic owned and/or operated ATMs and our ATMs in the United Kingdom. We believe Allpoint offers an attractive alternative to financial institutions that lack their own distributed ATM network. Finally, our Company-owned ATMs deployed under our placement agreement with 7-Eleven, Inc. (“7-Eleven”) participate in CO-OP®, the nation’s largest surcharge-free network for credit unions, and are included in our arrangement with Financial Services Center Cooperatives, Inc. (“FSCC”), a cooperative service organization providing shared branching services for credit unions.

As we have found that the primary factor affecting transaction volumes at a given ATM or financial services kiosk is its location, our strategy in deploying our devices, particularly those placed under Company-owned arrangements, is to identify and deploy them at locations that provide high visibility and high transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores and combination convenience stores and gas stations, grocery stores, airports, and major regional and national retail outlets. The 5,500 locations that we added to our portfolio as a result of the 7-Eleven ATM Transaction are prime examples of the types of locations that we seek when deploying our ATMs and financial services kiosks. In addition to our arrangement with 7-Eleven, we have also entered into multi-year agreements with a number of other merchants, including Chevron Corporation (“Chevron”), Costco Wholesale Corporation (“Costco”), CVS Caremark Corporation (“CVS”), Exxon Mobil Corporation (“ExxonMobil”), Hess Corporation (“Hess”), Rite Aid Corporation (“Rite Aid”), Safeway, Inc. (“Safeway”), Target Corporation (“Target”), Walgreen Co. (“Walgreens”), and Winn-Dixie Stores, Inc. (“Winn-Dixie”) in the United States; ASDA Group Ltd. (a subsidiary of Wal-Mart Stores, Inc.) (“Asda”), Euro Garages Ltd., Stuart Harvey Insurance Brokers Ltd. (known under their trading name of Forces Financial) (“Forces Financial”), Inter IKEA Systems B.V. (“IKEA”), Martin McColl Ltd., Murco Petroleum Ltd., The Noble Organisation Ltd., Tates Ltd., and Welcome Break Holdings Ltd. (“Welcome Break”) in the United Kingdom; and Cadena Comercial OXXO S.A. de C.V. (“OXXO”) in Mexico. We believe that once consumers establish a pattern of using a particular device, they will generally continue to use that device.
For additional information on the amount of revenue contributed by our various service offerings, see Part II, Item 7. Management’s Discussion and Analysis, Overview of Business, Components of Revenues, Costs of Revenues, and Expenses — Revenues.
Segment and Geographic Information
As of December 31, 2009, our operations consisted of our United States, United Kingdom, and Mexico segments. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.
A summary of our revenues from third-party customers by geographic region is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
United States	$401,934	$404,716	$310,078
United Kingdom	73,096	74,155	63,389
Mexico	18,323	14,143	4,831

Total	$493,353	$493,014	$378,298

The net book value of our long-lived assets, including our intangible assets, in our various geographic locations is as follows:

	As of December 31,
Location of long-lived assets:	2009	2008	2007
	(In thousands)
United States	$317,139	$345,707	$365,573
United Kingdom	70,368	69,527	155,207
Mexico	14,043	10,307	8,670

Total	$401,550	$425,541	$529,450

For additional discussion of the revenue, profit information, and identifiable assets of our reporting segments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 21, Segment Information. Additionally, for a discussion of the risks associated with our international operations, see Item 1A. Risk Factors — Our international operations involve special risks and may not be successful, which would result in a reduction of our gross profits.
Sales and Marketing
Our sales and marketing team focuses principally on developing new relationships with national and regional merchants as well as building and maintaining relationships with our existing merchants. The team is currently organized into groups that specialize in marketing to specific merchant industry segments, which allows us to tailor our offering to the specific requirements of each merchant customer. In addition to the merchant-focused sales and marketing group, we have a sales and marketing group that is focused on developing and managing our relationships with financial institutions, as we look to expand the types of services that we offer to such institutions. Finally, we recently hired additional sales and marketing representatives that will focus exclusively on identifying potential managed services opportunities with financial institutions and retailers alike.

In addition to targeting new business opportunities, our sales and marketing team supports our acquisition initiatives by building and maintaining relationships with newly-acquired merchants. We seek to identify growth opportunities within each merchant account by analyzing the merchant’s sales at each of its locations, foot traffic, and various demographic data to determine the best opportunities for new ATM and financial services kiosk placements. As of December 31, 2009, our sales and marketing team was composed of approximately 40 employees, of which those who are exclusively focused on sales typically receive a combination of incentive-based compensation and a base salary.
Technology
Our technology and operations platform consists of ATMs and financial services kiosks, network infrastructure components (including hardware and software used to provide real-time device monitoring and transaction processing services), cash management and forecasting software tools, and a full-service customer service organization. This platform is designed to provide our customers with what we believe is a high-quality suite of services.
Equipment. In the United States and Mexico, we purchase our ATMs from global manufacturers, including NCR Corporation (“NCR”), Diebold, Incorporated (“Diebold”), Triton Systems of Delaware, Inc. (“Triton”), Wincor Nixdorf AG (“Wincor Nixdorf”), and Nautilus Hyosung, Inc. (“Hyosung”) and place them in our customers’ locations. The wide range of advanced technology available from these ATM manufacturers provides our customers with advanced features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can all perform basic functions, such as dispensing cash and displaying account information. However, some of our ATMs are modular and upgradeable so they can be adapted to provide additional services in response to changing technology and consumer demand. For example, a portion of our ATMs can be upgraded to accept deposits through the installation of additional hardware and software components. Additionally, 2,200 of our devices, which are manufactured by NCR and located in selected 7-Eleven store locations, provide enhanced financial services transactions, including bill payments, check cashing, remote deposit capture, and money transfers.
The ATMs we operate in the United Kingdom are principally manufactured by NCR and are categorized into three basic types: (1) “convenience,” which are internal to a merchant’s premises; (2) “through the wall,” which are external to a merchant’s premises; and (3) “pods,” a free-standing kiosk style ATM, also located external to a merchant’s premises.
Transaction Processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors to optimize the performance of our network. In 2006, we implemented our own EFT transaction processing operation, which is based in Frisco, Texas. This operation enables us to process and monitor transactions on our devices and to control the flow and content of information appearing on the screens of such devices. As of December 31, 2009, we had converted substantially all of our devices over to our processing platform with the exception of approximately 3,600 ATMs in 7-Eleven stores, though we currently expect these ATMs to be transitioned to our platform by the second quarter of 2010. Prior to 2010, these ATMs were unable to be converted to our processing platform as they were subject to a master management services agreement with a third party, under which that party provided a number of ATM-related services, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment. This agreement, which was assumed in conjunction with the 7-Eleven ATM Transaction, expired at the end of 2009. With the expiration of this agreement, the 3,600 ATMs are now managed by us and serviced by the third parties that provide services to the remaining devices within our domestic portfolio. As with our existing network operation, we have carefully selected support vendors to help provide sophisticated security analysis and monitoring 24 hours a day to ensure the continued performance of our EFT operation.
Internal Systems. Our internal systems, including our EFT transaction processing operation, include multiple layers of security to help protect the systems from unauthorized access. Protection from external sources is provided by the use of hardware and software-based security features that prevent and report unauthorized access attempts. Additionally, we utilize isolation techniques in order to separate our sensitive systems from the other systems in our internal network. We also use commercially-available encryption technology to protect information that is stored within our systems, as well as information that is being transmitted. On our internal network, we employ user authentication and antivirus tools at multiple levels. These systems are protected by detailed security rules to only allow appropriate access to information based on the employee’s job responsibilities. All changes to the systems are controlled by policies and procedures, with automatic prevention and reporting controls that are placed within our processes. Our gateway connections to our EFT network service providers provide us with real-time access to the various financial institutions’ authorization systems that allow withdrawals, balance inquiries, transfers, and advanced functionality transactions. We have installed these communications circuits with backup connectivity to help protect us from telecommunications problems in any particular circuit. We use commercially-available and custom software that continuously monitors the performance of the devices in our network, including details of transactions at each device and expenses relating to those devices, further allowing us to monitor our on-line availability and financial profitability at each location. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, to determine how to price various operating arrangements with merchants and branding partners, and to create a profile of successful locations to assist us in deciding the best locations for additional deployments.

Cash Management. Our cash management department uses commercially-available software and proprietary analytical models to determine the necessary fill frequency and cash load amount for each ATM. We project cash requirements for each ATM on a daily basis, taking into consideration its location, the day of the week, the timing of holidays and events, and other factors. After receiving a cash order from us, the cash provider forwards the request to its vault location nearest to the applicable ATM. Personnel at the vault location then arrange for the requested amount of cash to be set aside and made available for the designated armored courier to access and subsequently transport to the ATM. Our cash management department utilizes data generated by the cash providers, internally-generated data, and a proprietary methodology to confirm daily orders, audit delivery of cash to armored couriers and ATMs, monitor cash balances for cash shortages, coordinate and manage emergency cash orders, and audit costs from both armored couriers and cash providers.
In addition, during the fourth quarter of 2008, we implemented our own armored courier operation in the United Kingdom, Green Team Services Limited (“Green Team”). This operation consists of approximately 30 full-time employees, six armored vehicles, and a secure cash depot facility located outside of London, England. As of December 31, 2009, we were servicing roughly 780 of our ATMs in that market. We believe this operation allows us to provide higher-quality and more cost-effective cash-handling services in the United Kingdom market and has proven to be an efficient alternative to third-party armored providers. As a result, we plan to expand these operations to service another 800 of our ATMs in the United Kingdom. We expect that the new facility, which will be located in or around Manchester, will become operational in the second or third quarter of 2010.
Customer Service. We believe one of the factors that differentiates us from our competitors is our customer service responsiveness and proactive approach to managing any downtime experienced by our devices. We use an advanced software package that monitors the performance of our Company-owned devices 24 hours a day for service interruptions and notifies our maintenance vendors for prompt dispatch of necessary service calls.
Finally, we use a commercially-available software package in the United States and proprietary software in the United Kingdom and Mexico to maintain a database of transactions made on, and performance metrics for, each of our devices. This data is aggregated into individual merchant customer profiles that are readily accessible by our customer service representatives and managers. We believe our proprietary database enables us to provide superior quality and accessible and reliable customer support.
Primary Vendor Relationships
To maintain an efficient and flexible operating structure, we outsource certain aspects of our operations, including cash management, maintenance, and, in selected cases, certain transaction processing services. Due to the large number of devices we operate, we believe we have obtained favorable pricing terms from most of our major vendors. We contract for the provision of the services described below in connection with our operations.
Transaction Processing. Although we have our own EFT processing platform, our processing efforts are primarily focused on controlling the flow and content of information on the ATM screen. As such, we rely on third-party service providers to handle our connections to the EFT networks and to perform certain funds settlement and reconciliation procedures on our behalf. These third-party transaction processors communicate with the cardholder’s financial institution through various EFT networks to obtain transaction authorizations and to provide us with the information we need to ensure that the related funds are properly settled. These transaction processors include Elan Financial Services and Fidelity Information Services in the United States, LINK in the United Kingdom, and Promoción y Operación S.A. de C.V. (“PROSA-RED”) in Mexico.
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

Equipment. As previously noted, we purchase substantially all of our ATMs from global manufacturers, including NCR, Diebold, Triton, and Wincor Nixdorf. The large quantity of machines that we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to receive prompt attention for any technical problems with purchased equipment.
Although we currently purchase a majority of our devices from NCR, we believe our relationships with our other suppliers are good and that we would be able to purchase the machines we require for our Company-owned operations from other manufacturers if we were no longer able to purchase them from NCR.
Maintenance. In the United States, we typically contract with third-party service providers for on-site maintenance services. We have multi-year maintenance agreements with NCR and Pendum in the United States. In the United Kingdom, maintenance services are provided by our in-house technicians. In Mexico, Diebold and Soluciones, Sistemas y Servicios para ATM, S.A. de C.V. (“INCAA”) provide the majority of maintenance services for our ATMs.
Cash Management. We obtain cash to fill our Company-owned, and, in some cases, merchant-owned, ATMs under arrangements with our cash providers, which are Bank of America, N.A. (“Bank of America”), Palm Desert National Bank (“PDNB”), and Wells Fargo, N.A. (“Wells Fargo”) in the United States; Alliance & Leicester Commercial Bank (“ALCB”) in the United Kingdom; and Bansi, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a minority interest owner in Cardtronics Mexico, in Mexico. We pay a monthly fee on the average amount outstanding to our primary vault cash providers under a formula based on the London Interbank Offered Rate (“LIBOR”) in the United States and in the United Kingdom, and the Mexican Interbank Rate in Mexico. At all times, beneficial ownership of the cash is retained by the cash providers, and we have no access or right to the cash except for those ATMs that are serviced by our wholly-owned armored courier operation in the United Kingdom. While our armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. We also contract with third parties to provide us with cash management services, which include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, and claims processing with armored couriers, financial institutions, and processors.
As of December 31, 2009, we had $895.4 million in cash in our domestic ATMs under these arrangements, of which 49.7% was provided by Bank of America under a vault cash agreement that expires in October 2011 and 49.2% was provided by Wells Fargo under a vault cash agreement that expires in July 2011. In the United Kingdom, the balance of cash held in our ATMs was $194.9 million, and in Mexico, our balance totaled $41.3 million as of year-end. For additional information on our vault cash agreements, see Item 1A. Risk Factors — We rely on third parties to provide us with the cash we require to operate many of our ATMs. If these third parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business.
Cash Replenishment. We contract with armored courier services to transport and transfer most of the cash to our ATMs. We use leading armored couriers such as Brink’s Incorporated and Pendum in the United States and Group 4 Securicor, Sunwin, and our own armored carrier operation in the United Kingdom. Under these arrangements, the armored couriers pick up the cash in bulk and, using instructions received from our cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by either adding additional cash into a cassette or by swapping out the remaining cash for a new fully loaded cassette, and then balance each machine and provide cash reporting to the applicable cash provider.

In part because of service issues experienced during 2007 and 2008 related to one of our third-party armored cash providers in the United Kingdom, we implemented our own armored courier operation in that market during the fourth quarter of 2008. This operation, which is currently servicing approximately 780 of our ATMs in the United Kingdom, reduces our reliance on third parties and allows us greater flexibility in terms of servicing our ATMs. Additionally, as noted above, this operation allows us to provide higher-quality and more cost-effective cash-handling services in that market and has proven to be an efficient alternative to third-party armored providers. As a result, we plan to expand these operations to service another 800 of our ATMs in the United Kingdom. We expect that the new facility, which will be located in or around Manchester, will become operational in the second or third quarter of 2010. Our armored courier operation currently consists of approximately 30 full-time employees, six armored vehicles, and a secure cash depot facility located outside of London, England.
In Mexico, we utilize a flexible replenishment schedule, which enables us to minimize our cash inventory by allowing the ATM to be replenished on an “as needed” basis and not on a fixed recurring schedule. Cash needs are forecasted in advance and the ATMs are closely monitored on a daily basis. Once a terminal is projected to need cash within a specified number of days, the cash is procured and the armored vendor is scheduled so that the terminal is loaded approximately one day prior to the day that it is expected to run out of cash. Our primary armored courier service providers in Mexico are Compañía Mexicana de Servicio de Traslado de Valores (“Cometra”) and Panamericano.
Merchant Customers
In each of our markets, we typically deploy our Company-owned devices under long-term contracts with major national and regional merchants, including convenience stores, supermarkets, drug stores, and other high-traffic locations. Our merchant-owned ATMs are typically deployed under arrangements with smaller independent merchants.
The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of Company-owned devices, the contract terms vary, but typically include the following:
•	a targeted term of seven years;
•	exclusive deployment of devices at locations where we install a device;
•	the right to increase surcharge fees, subject to merchant approval;
•	our right to remove devices at underperforming locations without having to pay a termination fee;
•	in the United States, our right to terminate or remove devices or renegotiate the fees payable to the merchant if surcharge fees are generally reduced or eliminated by law; and
•	provisions that make the merchant’s fee dependent on the number of device transactions.
Our contracts under merchant-owned arrangements typically include similar terms, as well as the following additional terms:
•	in the United States, provisions prohibiting in-store check cashing by the merchant and, in the United States and United Kingdom, the operation of any other cash-back devices;
•	provisions imposing an obligation on the merchant to operate the ATMs at any time its stores are open for business; and
•	provisions, when possible, that require the assumption of our contract in the event a merchant sells its stores.
7-Eleven is the largest merchant customer in our portfolio, representing approximately 31% of our total revenues for the year ended December 31, 2009. The underlying merchant agreement with 7-Eleven, which had an initial term of 10 years from the effective date of the acquisition, expires in July 2017. In addition to 7-Eleven, our next four largest merchant customers (based on revenues) during 2009 were CVS, Walgreens, Target, and Hess, which collectively generated 18.0% of our total revenues for the year.

Seasonality
In the United States and Mexico, our overall business is somewhat seasonal in nature with generally fewer transactions occurring in the first quarter of the fiscal year. We typically experience increased transaction levels during the fourth quarter at our devices located in shopping malls and lower volumes in the months following the holiday season. Similarly, we have seen increases in transaction volumes during the second quarter at our devices located near popular spring break destinations. Conversely, transaction volumes at our devices located in regions affected by strong winter weather patterns typically experience declines in volume during the first and fourth quarters as a result of decreases in the amount of consumer traffic through such locations. These declines, however, have been offset somewhat by increases in the number of our devices located in shopping malls and other retail locations that benefit from increased consumer traffic during the holiday buying season. We expect these location-specific and regional fluctuations in transaction volumes to continue in the future.
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
Competition
Historically, we have competed with financial institutions and other independent ATM companies for additional ATM placements, new merchant accounts, and acquisitions. However, over the past several years, we have established relationships with leading national and regional financial institutions in the United States through our bank branding program. Additionally, through Allpoint, we have significantly expanded our relationships with local and regional financial institutions as well as large issuers of stored-value debit card programs. Furthermore, as previously noted, we currently plan on increasing the types of services we provide to financial institutions in the future, including managing their off-premise ATM networks. Accordingly, while our devices continue to compete with the devices owned and operated by financial institutions for underlying consumer transactions, we no longer consider many of those financial institutions, especially in the United States, to be competitors. However, we do continue to encounter competition from financial institutions that are not customers of ours to place ATMs and financial services kiosks in selected retail locations.
With respect to independent operators of merchant-owned ATMs, our major domestic competitors include Payment Alliance International (“PAI”) and Access to Money. In the United Kingdom, we compete with several large non-bank ATM operators, including Cashzone (formerly Cardpoint, a wholly-owned subsidiary of Payzone), Notemachine, and Paypoint, as well as banks such as the Royal Bank of Scotland, Barclays, and Lloyds, among others. In Mexico, we compete primarily with national and regional financial institutions, including Banamex, Bancomer, and HSBC. Although the independent ATM market is still relatively undeveloped in Mexico, we have recently seen a number of small ATM operators initiate operations. These small ATM operators, which are typically known by the names of their sponsoring banks, include Banco Inbursa, Afirme, Bajio, Banco Interacciones, and Scotia Bank.
Despite the level of competition we face, many of our competitors have not historically had a singular focus on ATM device management, or have targeted the merchant-owned portion of the market as opposed to the larger, nationally-known retail establishments that we have targeted. As a result, we believe our primary focus on Company-owned device management and related services, including providing bank branding and surcharge-free ATM access to financial institutions, gives us a significant competitive advantage. In addition, we believe the scale of our extensive network, our EFT transaction processing services and our focus on customer service provide us with significant competitive advantages.

Government and Industry Regulation
United States
Our principal business, ATM network ownership and operation, is not subject to significant government regulation, though we are subject to certain industry regulations. Additionally, various aspects of our business are subject to state regulation. Our failure to comply with applicable laws and regulations could result in restrictions on our ability to provide our products and services in such states, as well as the imposition of civil fines.
Americans with Disabilities Act (“ADA”). The ADA requires that ATMs be accessible to and independently usable by individuals who are visually-impaired. Additionally, the Department of Justice may adopt new accessibility guidelines under the ADA that could include provisions addressing ATMs and how to make them more accessible to the disabled. Under the proposed guidelines that have been published for comment but not yet adopted, ATM height and reach requirements would be shortened, keypads would be required to be laid out in the manner of telephone keypads, and ATMs would be required to possess speech capabilities, among other modifications. If adopted, these new guidelines would apply to new purchases of ATM equipment and could require us to retrofit existing ATMs in our network if those ATMs are refurbished or updated for other purposes. Additionally, proposed Accessibility Guidelines under the ADA would require voice-enabling technology for newly-installed ATMs and for ATMs that are otherwise retrofitted or substantially modified. We are committed to ensuring that all of our ATMs comply with all applicable ADA regulations, and, although these new rules have not yet been adopted by the Department of Justice, we made substantially all of our Company-owned ATMs voice-enabled in conjunction with our Triple Data Encryption Standard (“Triple-DES”) security upgrade efforts in 2007. We are currently in our final stages of making all of our ATMs voice-enabled, by either replacing or upgrading approximately 3,600 traditional ATMs placed in 7-Eleven stores.
Rehabilitation Act. On November 26, 2006, a U.S. District Court judge ruled that the United States’ currencies (as currently designed) violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. Under the current ruling, the U.S. Treasury Department has been ordered to develop ways in which to differentiate paper currencies such that an individual who is visually-impaired would be able to distinguish between the different denominations. It is our understanding that the Department of the Treasury and the Federal Reserve are in the process of reviewing a study commissioned by the Bureau of Engraving and Printing regarding potential methods of providing meaningful access to United States currency for blind and other visually impaired persons. Additional details regarding the process are available at the U.S. Bureau of Engraving and Printing website. While it is still uncertain at this time what the outcome of this process will be, participants in the ATM industry (including us) may be forced to incur costs to upgrade the hardware and software components of our existing devices depending on the nature of currency modifications finally implemented by the U.S. Treasury Department.
Encrypting PIN Pad and Triple-Data Encryption Standards. Data encryption makes ATMs more tamper-resistant. Two of the more advanced data encryption methods are commonly referred to as Encrypting PIN Pad (“EPP”) and Triple-DES. In 2005, we adopted a policy that any new ATMs we acquire from a manufacturer must be both EPP and Triple-DES compliant. As of December 31, 2009, all of our Company-owned and merchant-owned machines were Triple-DES and EPP compliant.
Surcharge Regulation. Although there has been recent criticism by certain members of the U.S. Congress of the increase in surcharge fees by several financial institutions that were recipients of federal funding under the Troubled Asset Relief Program (“TARP”), the amount of surcharge an ATM operator may charge a consumer is not currently subject to federal regulation. However, there have been, and continue to be, various state and local efforts to ban or limit surcharge fees, generally resulting from pressure created by consumer advocacy groups that believe that surcharge fees are unfair to cardholders. Generally, U.S. federal courts have ruled against these efforts. We are currently not aware of any existing bans on surcharge fees and only a small number of states currently impose a limit as to how much a consumer may be charged. Regardless, there can be no assurance that surcharge fees will not be banned or limited in the future by federal or local governments in the jurisdictions in which we operate. Any such bans or limits could have a material adverse effect on us and other independent ATM operators.
EFT Network Regulations. EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Fund Transfer Act, commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide notice of the fee to be charged the consumer, establish limits on the consumer’s liability for unauthorized use of his card, provide receipts to the consumer, and establish protest procedures for the consumer. We believe that we are in material compliance with these regulations and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.

United Kingdom
In the United Kingdom, MasterCard International requires compliance with an encryption standard called EMV Specification (“EMV”). The EMV standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” We completed our remaining compliance efforts in 2008 and as of December 31, 2009, all of our ATMs in the United Kingdom were EMV compliant.
Additionally, the Treasury Select Committee of the House of Commons heard evidence in 2005 from interested parties with respect to surcharges in the ATM industry. This committee was formed to investigate public concerns regarding the ATM industry, including (1) adequacy of disclosure to ATM customers regarding surcharges, (2) whether ATM providers should be required to provide free services in low-income areas, and (3) whether to limit the level of surcharges. While the committee made numerous recommendations to Parliament regarding the ATM industry, including that ATMs should be subject to the Banking Code (a voluntary code of practice adopted by all financial institutions in the United Kingdom), the United Kingdom government did not accept the committee’s recommendations. Despite its rejection of the committee’s recommendations, the U.K. government sponsored an ATM task force to look at social exclusion in relation to ATM services. As a result of the task force’s findings, approximately 600 additional free-to-use ATMs, which are ATMs that do not charge a surcharge to the cardholder, (to be provided by multiple ATM deployers) were required to be installed in low income areas throughout the United Kingdom. While this is less than a 2% increase in free-to-use ATMs through the United Kingdom, there is no certainty that other similar proposals will not be made and accepted in the future.
Mexico
The ATM industry in Mexico has been historically operated by financial institutions. The Central Bank of Mexico (“Banco de Mexico”) supervises and regulates ATM operations of both financial institutions and non-bank ATM deployers. Although Banco de Mexico’s regulations permit surcharge fees to be charged in ATM transactions, it has not issued specific regulations for the provision of ATM services. In addition, in order for a non-bank ATM deployer to provide ATM services in Mexico, the deployer must be affiliated with PROSA-RED or E-Global, which are credit card and debit card proprietary networks that transmit information and settle ATM transactions between their participants. As only financial institutions are allowed to be participants of PROSA-RED or E-Global, Cardtronics Mexico entered into a joint venture with Bansi, who is a member of PROSA-RED. As a financial institution, Bansi and all entities with which it participates, including Cardtronics Mexico, are regulated by the Ministry of Finance and Public Credit (“Secretaria de Hacienda y Crédito Público”) and supervised by the Banking and Securities Commission (“Comisión Nacional Bancaria y de Valores”). Additionally, Cardtronics Mexico is subject to the provisions of the Ley del Banco de Mexico (Law of Banco de Mexico), the Ley de Instituciones de Crédito (Mexican Banking Law), and the Ley para la Transparencia y Ordenamiento de los Servicios Financieros (Law for the Transparency and Organization of Financial Services).
In early October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose fees to consumers. The objective of these rules is to provide more transparency to the consumer regarding the cost of a specific ATM transaction, rather than to limit the amount of fees charged to the consumer. These rules, which will go into effect on April 30, 2010, will require ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers. At this time, we expect that Cardtronics Mexico will elect to assess a surcharge fee on the consumer rather than elect to receive an interchange fee from the consumer’s financial institution. Additionally, we anticipate that Cardtronics Mexico will increase the amount of the surcharge fee charged to the consumer to offset the loss of interchange fees that we receive for transactions conducted on our ATMs in that market. As these new rules only require an ATM operator to disclose the total fees to be charged to a consumer, rather than limit the amount of fees that can be charged to a consumer, we do not anticipate that these new rules will have a material impact on Cardtronics Mexico’s operations. However, it is possible that the level of transactions currently being conducted on our ATMs in that market may be negatively impacted by the anticipated increase in the surcharge fees we charge consumers, and there can be no assurances that the increased surcharge fees will be sufficient to offset any such transaction declines, if they were to occur. Additionally, we cannot be assured that additional rulings that limit (i) the amount of fees that can be charged to consumers or (ii) the amount that may be earned on an individual ATM transaction will not be adopted in the future.

Employees
As of December 31, 2009, we had approximately 460 employees, none which were represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.
ITEM 1A. RISK FACTORS
We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs and financial services kiosks or a decline in the number of devices that we operate, whether as a result of global economic conditions or otherwise.
Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on (i) the continued market acceptance of our services in our target markets, (ii) maintaining the level of transaction fees we receive, (iii) our ability to install, acquire, operate, and retain more devices, (iv) continued usage of our devices by cardholders, and (v) our ability to continue to expand our surcharge-free and other consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented, we will likely experience a decline in the usage of our devices. Surcharge fees, which are determined through negotiations between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our devices are utilized by consumers that frequent the retail establishments in which our devices are located, including convenience stores, malls, grocery stores, and other large retailers. If there is a significant slowdown in consumer spending, and the number of consumers that frequent the retail establishments in which we operate our devices declines significantly, the number of transactions conducted on those devices, and the corresponding transaction fees we earn, may also decline.
Although we experienced an increase in our monthly ATM operating revenues per device during 2009, we cannot assure you that our transaction revenues will not decline in the future. A decline in usage of our devices by cardholders or in the levels of fees received by us in connection with this usage, or a decline in the number of devices that we operate, would have a negative impact on our revenues and would limit our future growth.
In the United States, the proliferation of payment options other than cash, including credit cards, debit cards, and stored-value cards, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.
The United States has seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, merchants are now offering free cash back at the point-of-sale for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. According to the Nilson reports from 2003 to 2008, cash transaction counts declined from approximately 44% of all payment transactions in 2003 to approximately 38% in 2008, with declines also seen in checks usage as credit and debit card transactions increased. However, in terms of absolute dollar value, the volume of cash used in payment transactions actually increased from $1.3 trillion in 2003 to $1.6 trillion in 2008. Furthermore, during 2009, we saw an increase in the number of cash withdrawal transactions conducted on our domestic ATMs, in part due to the proliferation of stored-value cards, thus implying a continued demand for cash and convenient, reliable access to that cash. Regardless, the continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of our ATMs.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, thus reducing our future revenues.
Interchange fees, which represented approximately 31% of our total ATM operating revenues for the year ended December 31, 2009, are set by the various EFT networks through which transactions conducted on our devices are routed. Interchange fees are set by each network and typically vary from one network to the next. Additionally, certain EFT networks, primarily Visa and MasterCard, have recently increased their transaction fees charged to ATM operators for transactions routed through their networks, thereby offsetting a portion of the interchange fees received by the ATM operators. Accordingly, if some or all of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, or both, our future transaction revenues and related profits would decline. Additionally, some federal officials have expressed concern that consumers using an ATM may not be aware that in addition to paying the surcharge fee that is disclosed to them at the ATM, their financial institution may also assess an additional fee to offset any interchange fee assessed to the financial institution with regard to that consumer’s transaction. Accordingly, any legislation that affects the amount of interchange fees that can be assessed on a transaction may adversely affect our revenues. Historically, we have been successful in offsetting the effects of any such reductions through changes in our business. However, we can give no assurances that we will be successful in offsetting the effects of any future reductions in the interchange fees received by us, if and when they occur.
Deterioration in global credit markets could have a negative impact on financial institutions that we conduct business with.
We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our devices. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our Company-owned devices. Turmoil in the global credit markets in the future, such as the one recently experienced, may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new branding partners and cash providers, and the underlying economics of any new arrangements may not be consistent with our current arrangements. Furthermore, if our existing bank branding partners or cash providers are acquired by other institutions with assistance from the Federal Deposit Insurance Corp. (“FDIC”), or placed into receivership by the FDIC, it is possible that our agreements may be rejected in part or in their entirety. If these situations were to occur, and we were unsuccessful in our efforts to enter into similar agreements, our future financial results would be negatively impacted.
Further consolidations within the banking industry may impact our branding relationships as existing branding customers are acquired by other, more stable financial institutions, some of which may not be existing branding customers.
In recent years, an unprecedented amount of consolidation unfolded within the United States banking industry. For example, Washington Mutual, which had over 950 ATMs branded with us, was acquired by JPMorgan Chase, an existing branding customer of ours, in 2008. Additionally, Wachovia, which had 15 high-transaction ATMs branded with us, was acquired by Wells Fargo, a bank that was not an existing branding customer of ours, at the end of 2008. Furthermore, in 2009, Sovereign Bank, which currently has over 1,150 ATMs branded with us, was acquired by Banco Santander, one of the largest banks in Europe. Although our branding contracts were largely unaffected by these transactions, we cannot assure you that they will remain unaffected by future consolidations that may occur within the banking industry, and in particular, our branding partners.
We rely on third parties to provide us with the cash we require to operate many of our devices. If these third parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.
In the United States, we rely on Bank of America, Wells Fargo, and PDNB to provide us with the cash that we use in over 18,000 of our domestic devices where cash is not provided by the merchant (“vault cash”). In the United Kingdom, we rely on ALCB to provide us with the vault cash that we use in over 2,500 of our ATMs. Finally, Bansi is our sole vault cash provider in Mexico and provides us with the cash that we use in over 2,300 of our ATMs in that market. Under our vault cash rental agreements with these providers, we pay a vault cash rental fee based on the total amount of vault cash that we are using at any given time. As of December 31, 2009, the balance of vault cash held in our United States, United Kingdom, and Mexico ATMs and financial services kiosks was approximately $895.4 million, $194.9 million, and $41.3 million, respectively.
Under our vault cash rental agreements, at all times during this process, beneficial ownership of the cash is retained by the cash providers, and we have no access or right to the cash except for those ATMs that are serviced by our wholly-owned armored courier operation in the United Kingdom. While our armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times.

Our existing vault cash rental agreements expire at various times throughout 2011, ranging from March 2011 to October 2011. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our cash provider agreements. Other key terms of our agreements include the requirement that the cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days notice prior to the actual termination date. Under our domestic agreements, if such notice is not received, then the contracts will automatically renew for an additional one-year period. Additionally, our contract with one of our vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 90 days prior written notice. However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.
If our vault cash providers were to demand return of their cash or terminate their arrangements with us and remove their cash from our devices, or if they fail to provide us with cash as and when we need it for our operations, our ability to operate our devices would be jeopardized, and we would need to locate alternative sources of vault cash. In the event this was to happen, the terms and conditions of the new or renewed agreements could potentially be less favorable to us, which would negatively impact our results of operations.
We derive a substantial portion of our revenue from devices placed with a small number of merchants. If one or more of our top merchants were to cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.
For the year ended December 31, 2009, we derived 49.0% of our total revenues from ATMs and financial services kiosks placed at the locations of our five largest merchant customers. For the year ended December 31, 2009, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Target, and Hess. 7-Eleven, which is the single largest merchant customer in our portfolio, comprised approximately 31% of our total revenues for the year ended December 31, 2009. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven as well as our other top merchants.
The loss of any of our largest merchants or a decision by any one of them to reduce the number of our devices placed in their locations would result in a decline in our revenues. Furthermore, if their financial condition were to deteriorate in the future and, as a result, one of more of these merchants was required to close a significant number of their domestic store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. The contracts we have with our top five merchants have expiration dates of July 20, 2017; August 22, 2012; December 31, 2013; January 31, 2016; and December 31, 2013, respectively. Even if such contracts are renewed, the renewal terms may be less favorable to us than the current contracts. If any of our five largest merchants enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and gross profits.
In May 2009, we settled a long-standing lawsuit with one of our merchant customers who was the seventh and fifth largest merchant customer in our portfolio (based on revenues) during the years ended December 31, 2009 and 2008, respectively. In accordance with the settlement, our placement agreement with this merchant and the related bank branding agreement associated with those ATMs were terminated. As a result of this loss, our revenues were negatively impacted during 2009 and will continue to be negatively impacted in the future. Any additional losses of our large merchant customers could result in further declines in our revenues and gross profits.

A substantial portion of our revenues and operating profits are generated by our merchant relationship with 7- Eleven. Accordingly, if 7-Eleven’s financial condition deteriorates in the future and it is required to close some or all of its store locations, or if our placement agreement with 7-Eleven expires or is terminated, our future financial results would be significantly impaired.
7-Eleven is the single largest merchant customer in our portfolio, representing approximately 31% of our total revenues for the year ended December 31, 2009. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven. If 7- Eleven’s financial condition were to deteriorate in the future and, as a result, it was required to close a significant number of its domestic store locations, our financial results would be significantly impacted. Additionally, while the underlying placement agreement with 7-Eleven has an initial term of 10 years, we may not be successful in renewing such agreement with 7-Eleven upon the end of that initial term, or such renewal may occur with terms and conditions that are not as favorable to us as those contained in the current agreement. Furthermore, the placement agreement executed with 7-Eleven contains certain terms and conditions that, if we fail to meet such terms and conditions, gives 7-Eleven the right to terminate the placement agreement or our exclusive right to provide certain services.
We rely on EFT network providers, transaction processors, armored courier providers, and maintenance providers; if they fail or no longer agree to provide their services, we could suffer a temporary loss of transaction revenues or the permanent loss of any merchant contract affected by such disruption.
We rely on EFT network providers and have agreements with transaction processors, armored courier providers, and maintenance providers and have more than one such provider in each of these key areas. These providers enable us to provide card authorization, data capture, settlement, and cash management and maintenance services to the merchants we serve. Typically, these agreements are for periods of up to two or three years each. If we improperly manage the renewal or replacement of any expiring vendor contract, or if our multiple providers in any one key area failed to provide the services for which we have contracted and disruption of service to our merchants occurs, our relationship with those merchants could suffer.
For example, during the fourth quarter of 2007 and the full year of 2008, our results of operations were negatively impacted by a higher percentage of downtime experienced by our ATMs in the United Kingdom as a result of certain third-party service-related issues. If such disruption of service should recur, our relationships with the affected merchants could be materially negatively impacted. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third party providers, may result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements.
Additionally, in February 2010, Mt. Vernon Money Center (“MVMC”), one of our third-party armored service providers in the Northeast, ceased all cash replenishment operations for its customers following the arrest on charges of bank fraud of its founder and principal owner. A few days later, the U.S. District Court in the Southern District of New York (the “Court”) appointed a receiver (the “Receiver”) to, among other things, seize all of the assets in the possession of MVMC. While we currently do not believe that this event will have a material adverse affect on our operations, we were required to convert over 1,000 ATMs that were being serviced by MVMC to another third-party armored service provider, resulting in a minor amount of downtime being experienced by those ATMs. Further, based upon the Receiver’s report dated March 1, 2010, and filed with the Court on that same date, it appears that some of the vault cash that was delivered to MVMC on our behalf was either commingled with vault cash belonging to MVMC’s other customers or was misappropriated by MVMC. Regardless, we currently believe that our existing insurance policies will cover any cash losses that we may incur resulting from this incident, less any deductible payments required to be paid by us under such policies. If it is ultimately determined that we have suffered cash losses in connection with this incident, the timing of recognition of such losses and the related insurance reimbursement amounts may not coincide.
If we, our transaction processors, our EFT networks or other service providers experience system failures, the products and services we provide could be delayed or interrupted, which would harm our business.
Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our EFT transaction processing platform, third-party transaction processors, telecommunications network systems, and other service providers. Accordingly, any significant interruptions could severely harm our business and reputation and result in a loss of revenues. Additionally, if any such interruption is caused by us, especially in those situations in which we serve as the primary transaction processor, such interruption could result in the loss of the affected merchants or damage our relationships with such merchants. Our systems and operations and those of our transaction processors and our EFT network and other service providers could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry, and computer viruses. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions.

The armored transport business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.
During 2008, we implemented our own armored courier operation in the United Kingdom. We are currently providing armored services to over 780 of our ATMs in that market and expect to transition approximately 800 additional locations over to our operation during 2010 by opening a second depot in that market. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability. While we will seek to maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A successful claim brought against us for which coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
Security breaches could harm our business by compromising customer information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers and exposing us to liability.
As part of our transaction processing services, we electronically process and transmit sensitive cardholder information. In recent years, companies that process and transmit this information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. While the security risks outlined above are mitigated by the use of encryption and other techniques, any inability to prevent security breaches could damage our relationships with our merchant customers and expose us to liability.
Computer viruses could harm our business by disrupting our transaction processing services, causing noncompliance with network rules and damaging our relationships with our merchant customers.
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
Operational failures in our EFT transaction processing facilities could harm our business and our relationships with our merchant customers.
An operational failure in our EFT transaction processing facilities could harm our business and damage our relationships with our merchant customers. Damage or destruction that interrupts our transaction processing services could damage our relationships with our merchant customers and could cause us to incur substantial additional expense to repair or replace damaged equipment. We have installed back-up systems and procedures to prevent or react to such disruptions. However, a prolonged interruption of our services or network that extends for more than several hours (i.e., where our backup systems are not able to recover) could result in data loss or a reduction in revenues as our devices would be unable to process transactions. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential merchant customers to choose alternative service providers.
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
As of December 31, 2009, we had transitioned a majority of our Company- and merchant-owned devices from third-party processors to our own EFT transaction processing platform, with the exception of roughly 3,600 ATMs that were under contract with a third-party processing organization through the end of 2009. These remaining ATMs are scheduled to be converted over to our own EFT transaction processing platform by the second quarter of 2010. If not performed properly, the processing of transactions conducted on our devices could result in the inaccurate settlement of funds between the various parties to those transactions and expose us to increased liability.
Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs.
Interest on amounts borrowed under our revolving and swing line credit facilities is based on floating interest rates, and our vault cash rental expense is based on market interest rates. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. Vault cash is the cash we use in our machines in cases where cash is not provided by the merchant. We pay rental fees on the average amount of vault cash outstanding in our ATMs under floating rate formulas based on the LIBOR to Bank of America, Wells Fargo, and PDNB in the United States and ALCB in the United Kingdom. Additionally, in Mexico, we pay a monthly rental fee to our vault cash provider under a formula based on the Mexican Interbank Rate. Although we currently hedge a significant portion of our vault cash interest rate risk related to our operations in the United States and in the United Kingdom through December 31, 2013, we may not be able to enter into similar arrangements for similar amounts in the future. Furthermore, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosure about Market Risk; Interest Rate Risk.
We maintain a significant amount of cash within our Company-owned devices, which is subject to potential loss due to theft or other events, including natural disasters.
As of December 31, 2009, there was approximately $1.1 billion in vault cash held in our domestic and international devices. Although legal and equitable title to such cash is held by the cash providers, any loss of such cash from our ATMs through theft or other means is typically our responsibility. We typically require that our cash service providers maintain adequate insurance coverage in the event cash losses occur as a result of misconduct or negligence on the part of such providers. However, we also maintain our own insurance policies to cover a significant portion of any losses that may occur that may ultimately not be covered by the insurance policies maintained by our service providers. In the event we incur losses that are covered by our insurance carriers, we will be required to fund a portion of those losses through the payment of any related deductible amounts under those policies. Furthermore, any increase in the frequency and/or amounts of such thefts and losses could negatively impact our operating results as a result of higher deductible payments and increased insurance premiums. Additionally, any damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with such merchants and impair our ability to deploy additional ATMs in those locations (or new locations) with those merchants in the future. Finally, impacted merchants may request, and have requested on a limited basis, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results.
The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.
The ATM business is and can be expected to remain highly competitive. Our principal competition comes from independent ATM companies in the United States and the United Kingdom, and national and regional financial institutions in the United Kingdom and Mexico. Additionally, we experience competition from national and regional financial institutions in the United States that are not currently bank branding customers or members of our Allpoint surcharge-free ATM network. Our competitors could prevent us from obtaining or maintaining desirable locations for our devices, cause us to reduce the surcharge revenue generated by transactions at our devices, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, additional competitors may enter the market. We can offer no assurance that we will be able to compete effectively against these current and future competitors. Increased competition could result in transaction fee reductions, reduced gross margins and loss of market share.

The election of our merchant customers to not participate in our surcharge-free network offerings could impact the networks’ effectiveness, which would negatively impact our financial results.
Financial institutions that are members of Allpoint pay a fee in exchange for allowing their cardholders to use selected Cardtronics owned and/or managed ATMs on a surcharge-free basis. The success of Allpoint is dependent upon the participation by our merchant customers in such networks. In the event a significant number of our merchants elect not to participate in such networks, the benefits and effectiveness of the networks would be diminished, thus potentially causing some of the participating financial institutions to not renew their agreements with us, and thereby negatively impacting our financial results.
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
As of December 31, 2009, approximately 16% of our devices were located in the United Kingdom and Mexico. Those devices contributed 17.8% of our gross profits (exclusive of depreciation, accretion, and amortization) for the year ended December 31, 2009. We expect to continue to expand in the United Kingdom and Mexico and potentially into other countries as opportunities arise. However, our international operations are subject to certain inherent risks, including:
•	exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the United States dollar, which represents our consolidated reporting currency;
•	difficulties in complying with the different laws and regulations in each country and jurisdiction in which we operate, including unique labor and reporting laws;

•	unexpected changes in laws, regulations, and policies of foreign governments or other regulatory bodies, including changes that could potentially disallow surcharging or that could result in a reduction in the amount of interchange fees received per transaction;
•	unanticipated political and social instability that may be experienced in developing countries;
•	difficulties in staffing and managing foreign operations, including hiring and retaining skilled workers in those countries in which we operate; and
•	potential adverse tax consequences, including restrictions on the repatriation of foreign earnings.
Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion. For example, during the latter half of 2008 and during 2009, we incurred reduced revenues from the United States dollar strengthening relative to the British pound and Mexican peso. Additionally, the recent political and social instability in Mexico resulting from an increase in drug-related violence could negatively impact the level of transactions incurred on our existing devices in that market, as well as our ability to successfully grow our business there.
Our proposed expansion efforts into new international markets involve unique risks and may not be successful.
We plan to continue expanding our operations internationally with a focus on high growth emerging markets, such as those in Central and Eastern Europe, Central and South America, and the Asia-Pacific region. Because the off-premise ATM industry is relatively undeveloped in these emerging markets, we may not be successful in these expansion efforts. In particular, many of these markets do not currently employ or support an off-premise ATM surcharging model, meaning that we would have to rely on interchange fees as our primary source of revenues. While we have had some success in deploying non-surcharging ATMs in selected markets, such a model requires significant transaction volumes to make it economically feasible to purchase and deploy ATMs. Furthermore, most of the ATMs in these markets are owned and operated by financial institutions, thus increasing the risk that cardholders would be unwilling to utilize an off-premise ATM with an unfamiliar brand. Finally, the regulatory environments in many of these markets are evolving and unpredictable, thus increasing the risk that a particular deployment model chosen at inception may not be economically viable in the future.
In 2008, we recognized a goodwill impairment charge of $50.0 million. If we experience additional impairments of our goodwill or other intangible assets, we will be required to record an additional charge to earnings, which may be significant.
We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of December 31, 2009, we had goodwill and other intangible assets of $254.2 million, or 55.2% of our total assets. We periodically evaluate the recoverability and the amortization period of our intangible assets under accounting principles generally accepted in the United States (“GAAP”). Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and any changes in them could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material. For example, during the year ended December 31, 2008, we recorded a $50.0 million goodwill impairment charge. Additionally, during each of the years ended December 2009 and 2008, we recorded $0.4 million in net impairment charges associated with intangibles related to our acquired merchant contracts/relationships. Other impairment charges in the future may also adversely affect our results of operations.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.
As of December 31, 2009, we had outstanding indebtedness of approximately $307.3 million, which represents 100.4% of our total capitalization of $306.0 million. Our substantial indebtedness could have important consequences to you. For example, it could:
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
In addition, we are required by our credit agreement to maintain specified financial ratios and limit the amount of capital expenditures incurred in any given 12-month period. While we currently have the ability to borrow the full amount available under our credit agreement, as a result of these ratios and limits, we may be limited in the manner in which we conduct our business in the future and may be unable to engage in favorable business activities or finance our future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our debt obligations. A failure to comply with the covenants or financial ratios could result in an event of default. In the event of a default under our credit agreement, the lenders could exercise a number of remedies, some of which could result in an event of default under the indentures governing the senior subordinated notes. An acceleration of indebtedness under our credit agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time. If any or all of our debt were to be accelerated, we cannot assure you that our assets would be sufficient to repay our indebtedness in full. If we are unable to repay any amounts outstanding under our bank credit facility when due, the lenders will have the right to proceed against the collateral securing our indebtedness. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities.

We incurred substantial losses in the past and may incur losses again in the future.
Although we generated a net profit of $5.3 million for the year ended December 31, 2009, we incurred net losses in the preceding four years. As of December 31, 2009, we had an accumulated deficit of $96.9 million. There can be no guarantee that we will continue to achieve profitability in the future. Even if we continue to be profitable, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase such profitability on a quarterly or annual basis.
We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.
With its initial roots in the banking industry, the United States ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the United States ATM industry is periodically proposed at the state and local level. Additionally, the recent increase in surcharge fees by several large financial institutions has prompted certain members of the U.S. Congress to call for a reexamination of the interchange and surcharge fees that consumers are charged at an ATM. To date, no such legislation has been enacted that materially adversely affects our business. In the United Kingdom, the ATM industry is largely self-regulating. Most ATMs in the United Kingdom are part of the LINK network and must operate under the network rules set forth by LINK, including complying with rules regarding required signage and screen messages. Additionally, legislation is proposed from time-to-time at the national level, though nothing to date has been enacted that materially affects our business.
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
In Mexico, surcharging for off-premise ATMs was legalized in late 2003, but was not formally implemented until July 2005. As such, the charging of fees to consumers to utilize off-premise ATMs is a relatively new event in Mexico. Accordingly, it is too soon to predict whether public concerns over surcharging will surface in Mexico. However, if such concerns were to be raised, and if the applicable legislative or regulatory bodies in Mexico decided to impose limits on the level of surcharges for ATM transactions, our revenue from operations in Mexico would be negatively impacted. In October 2009, Banco de Mexico adopted new rules regarding how ATM operators disclose fees to consumers. The objective of these rules is to provide more transparency to the consumer regarding the cost of a specific ATM transaction, rather than to limit the amount of fees charged to the consumer. The effect of these rules will require ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers. As these new rules only require an ATM operator to disclose the total fees charge to a consumer, rather than limit the amount of fees that can be charged to a consumer, we do not anticipate that these new rules will have a material effect on Cardtronics Mexico’s operations. However, we cannot be sure that additional rulings that limit the amount of fees charged to the consumer or that may be earned on an individual ATM transaction will be not adopted in the future.
The passing of legislation requiring modifications to be made to ATMs could severely impact our cash flows.
Under a current decision by the U.S. District Court, it was determined that the United States’ currencies (as currently designed) violate the Rehabilitation Act, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. Under the decision, the U.S. Treasury Department has been ordered to develop ways in which to differentiate paper currency such that an individual who is visually-impaired would be able to distinguish between the different denominations. While it is still uncertain at this time what the outcome of the appeals process will be, in the event the current ruling is not overturned, participants in the ATM industry (including us) could be forced to incur costs to upgrade current machines’ hardware and software components (depending on the nature of the modifications proposed by the U.S. Treasury Department).
Noncompliance with established EFT network rules and regulations could expose us to fines and penalties and could negatively impact our results of operations. Additionally, new EFT network rules and regulations could require us to expend significant amounts of capital to remain in compliance with such rules and regulations.
Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus, and Plus in the United States; LINK in the United Kingdom; and PROSA-RED in Mexico. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to us. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including ourselves, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could expose us to penalties and/or fines, which could negatively impact our financial results. For example, in the United Kingdom, MasterCard and Visa require compliance with the EMV security standard. This standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” While we completed our compliance efforts in this regard in 2008, we incurred $1.2 million in charges earlier that year due to transactions conducted on our machines with counterfeit cards prior to the completion of our EMV certification efforts.
In addition to the above, new rules or regulations enacted by the EFT networks could require us to expend significant sums of capital to ensure that our ATMs and financial services kiosks remain in compliance with such rules and regulations. For example, we expended significant sums of capital in recent years to meet the Triple-DES mandated by MasterCard and Visa. Similar rules and regulations that may be enacted in the future could result in us having to make additional capital outlays in order to remain in compliance, some of which could be significant.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located at 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, and our telephone number is (832) 308-4000. We lease approximately 52,500 square feet of space under our Houston headquarters office lease. In addition, we lease approximately 41,300 square feet of office and warehouse space in north Houston. Furthermore, we lease approximately 25,500 square feet in Frisco, Texas, where we manage our EFT transaction processing operations, and approximately 2,500 square feet of office space in Bethesda, Maryland, where we manage our Allpoint surcharge-free network operations.
In addition to our domestic office space, we lease approximately 6,200 square feet of office space in Hatfield, Hertfordshire, England and 7,125 square feet of space outside of London, England, which we utilize as our Green Team armored operations’ cash depot facility. We also lease approximately 2,400 square feet of office space in Mexico City, Mexico. Our facilities are leased pursuant to operating leases for various terms. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal and regulatory proceedings and settlements, see Part II, Item 8. Financial Statements and Supplementary Data, Note 16, Commitments and Contingencies.
ITEM 4. RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Market under the symbol “CATM.” As of February 26, 2010, there were 99 shareholders of record of our common stock.
Quarterly Stock Prices. The following table reflects the quarterly high and low sales prices for our common stock as reported on the NASDAQ Stock Market:

	High	Low
2009
Fourth Quarter	$12.16	$7.74
Third Quarter	8.06	3.47
Second Quarter	4.05	1.81
First Quarter	2.02	0.85

2008
Fourth Quarter	$8.16	$0.47
Third Quarter	9.48	3.37
Second Quarter	10.44	5.88
First Quarter	10.30	6.60
Dividend Information. We have historically not paid, nor do we anticipate paying, dividends with respect to our common stock. For information on restrictions regarding our ability to pay dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities — Revolving Credit Facility and — Senior Subordinated Notes and Item 8. Financial Statements and Supplementary Data, Note 11, Long-Term Debt.
Stock Performance Graph. The graph below compares the cumulative two-year total return to holders of Cardtronics Inc.’s common stock, the NASDAQ Composite index (the “Index”), and a customized peer group of six companies that includes Coinstar, Inc., Euronet Worldwide, Inc., Global Cash Access Holdings, Inc., Heartland Payment Systems Inc., TNS, Inc. and Wright Express Corp. (collectively, the “Peer Group”). We selected the Peer Group companies because they are publicly traded companies that (i) are competitors for products and services; (ii) may experience similar market cycles to ours; (iii) may be tracked similarly by analysts; (iv) are in a generally comparable bracket of market capitalization and/or revenue to ours; and (v) compete for the specialized talent of our executives. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock at $9.50 per share (the closing market price at the end of our first trading day), in the Peer Group, and the Index on December 11, 2007 (our first trading day), (ii) investment in the Peer Group was weighted based on the returns of each individual company within the Peer Group according to their market capitalization at the beginning of the period; and (iii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

	12/11/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09

Cardtronics Inc.	100.00	106.42	73.37	93.37	82.74	13.58	18.63	40.11	82.32	116.42
NASDAQ Composite	100.00	99.71	85.29	86.06	76.89	58.93	57.11	68.59	79.42	85.12
Peer Group	100.00	99.16	85.01	84.38	84.24	47.75	54.09	73.56	89.83	85.43

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2009:

					Total Number of	Approximate Dollar
	Total Number		Average		Shares Purchased as	Value that May Yet
	of Shares		Price Paid		Part of a Publicly	be Purchased Under
Period	Purchased		Per Share		Announced Program	the Program (1) (2)
October 1 – 31, 2009	—		—		—	$9,882,410
November 1 – 30, 2009	1,819	(3)	$10.13	(4)	—	$9,882,410
December 1 – 31, 2009	—		—		—	$9,882,410

(1)	In February 2009, our Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to an aggregate of $10.0 million in common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The share repurchase program will expire on March 31, 2010, unless extended or terminated earlier by the Board of Directors. To date, we have purchased approximately 35,000 shares of our common stock at a total cost of $0.1 million and at an average price per share of $3.37.

(2)	In connection with the lapsing of the forfeiture restrictions on restricted shares granted by us under our 2007 Stock Incentive Plan, which was adopted in December 2007 and expires in December 2017, we permitted employees to sell a portion of their shares to us in order to satisfy their tax liabilities that arose as a consequence of the lapsing of the forfeiture restrictions. In future periods, we may not permit our employees to sell their shares to us in order to satisfy such tax liabilities. Furthermore, since the number of restricted shares that will become unrestricted each year is dependent upon the continued employment of the award recipients, we cannot forecast either the total amount of such securities or the approximate dollar value of those securities that we might purchase in future years as the forfeiture restrictions on such shares lapse.

(3)	Represents shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(4)	The price paid per share was based on the weighted average of the high and low trading price of our common stock on November 3, 2009 and November 11, 2009, which represent the dates the restrictions lapsed on such shares.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial data derived from our consolidated financial statements. As a result of our acquisitions of the 7-Eleven Financial Services Business in July 2007 and Bank Machine in May 2005, our financial results for the years presented below are not comparable. As a result, the selected financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	For the Years Ended December 31,
	2009	2008(1)	2007(1)	2006	2005
	(In thousands, except share and per share information and numbers of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$493,353	$493,014	$378,298	$293,605	$268,965
Income (loss) from operations (2)	43,000	(38,118)	7,158	18,414	18,685
Net income (loss) (2)	5,771	(72,397)	(27,857)	(756)	(2,403)
Net income (loss) attributable to controlling interests and available to common stockholders (2) (3)	5,277	(71,375)	(63,753)	(796)	(3,813)
Per Share Data:
Basic and diluted net income (loss) per common share	$0.13	$(1.84)	$(4.13)	$(0.06)	$(0.27)
Basic weighted average shares outstanding	39,244,057	38,800,782	15,423,744	13,904,505	14,040,353
Diluted weighted average shares outstanding	39,896,366	38,800,782	15,423,744	13,904,505	14,040,353

Consolidated Balance Sheets Data:
Total cash and cash equivalents	$10,449	$3,424	$13,439	$2,718	$1,699
Total assets	460,404	480,828	590,737	367,756	343,751
Total long-term debt and capital lease obligations, including current portion	307,287	347,181	310,744	252,895	247,624
Preferred stock	—	—	—	76,594	76,329
Total stockholders’ (deficit) equity	(1,290)	(19,750)	106,720	(37,168)	(49,084)

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$74,874	$16,218	$55,108	$25,446	$33,227
Cash flows from investing activities	(26,031)	(60,476)	(202,529)	(35,973)	(139,960)
Cash flows from financing activities	(42,232)	34,507	158,155	11,192	107,214

Operating Data (Unaudited):
Total number of ATMs (at period end)	33,408	32,950	32,319	25,259	26,208
Total transactions	383,323	354,391	247,270	172,808	156,851
Total withdrawal transactions	244,378	228,306	166,248	125,078	118,960

(1)	Prior period amounts revised, as discussed in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2, Revision of Prior Period Financial Statements.

(2)	For the year ended December 31, 2008, amounts include a $50.0 million goodwill impairment charge associated with our United Kingdom operations. For additional information on this charge, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill Impairment.

(3)	For the year ended December 31, 2007, net loss attributable to controlling interests and available to common stockholders reflects a $36.0 million one-time, non-cash charge associated with the conversion of our Series B redeemable convertible preferred stock into shares of common stock in conjunction with our initial public offering in December 2007. For the years ended December 31, 2007, 2006, and 2005, the net loss attributable to controlling interests and available to common stockholders reflects the accretion of issuance costs associated with the Series B redeemable convertible preferred stock. For the year ended December 31, 2005, net loss attributable to controlling interests and available to common stockholders reflects non-cash dividends on our Series A preferred stock. All of our Series A preferred stock was redeemed in February 2005 in conjunction with the issuance of our Series B redeemable convertible preferred stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our discussion and analysis includes the following:
•	Economic and Strategic Outlook
•	Overview of Business
•	Developing Trends in the ATM and Financial Services Industry
•	Recent Events
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates
•	New Accounting Pronouncements Issued but Not Yet Adopted
•	Commitments and Contingencies
Certain unaudited pro forma financial and operational information has been presented herein as if the 7-Eleven ATM Transaction, which was consummated in July 2007, occurred at the beginning of the year on January 1, 2007. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of what our actual financial or operational results would have been had the 7-Eleven ATM Transaction been consummated on such date. This unaudited pro forma information should be read in conjunction with our historical audited financial statements, and accompanying notes thereto, included in Item 8. Financial Statements and Supplementary Data.
Economic and Strategic Outlook
Over the past several years, we made significant capital investments in our business, including (1) the acquisition of our United Kingdom operation in 2005, (2) our expansion into Mexico in 2006, (3) the launch of our EFT transaction processing platform in 2006, (4) our acquisition of the ATM and consumer financial services business of 7-Eleven, Inc. (“7-Eleven”) in 2007, and (5) the launch of our armored courier operation in the United Kingdom in 2008. Additionally, during this same period of time, we continued to deploy ATMs in high-traffic locations under our contracts with large, well-known retailers, which has led to the development of relationships with large financial institutions through bank branding opportunities and enhanced the value of our wholly-owned surcharge-free network, Allpoint. As a result of these strategic actions and the relatively conservative use of capital during this time, the negative impact of the recent economic downturn on our business has been, and we expect will continue to be, mitigated by the following:
Stable and recurring nature of our business. Our financial results for the year ended December 31, 2009 demonstrate that the significant capital investments made over the past several years have provided us with an operating platform that we believe should continue to generate relatively stable earnings and consistent cash flows. Based on our recent results, transactions conducted on our ATMs have not been negatively affected by the recent economic downturn and we currently expect that this trend will continue. For example, average monthly cash withdrawal transactions per ATM increased to 616 during 2009 from 579 in 2008. Furthermore, while we have seen declines in surcharge-related withdrawal transactions in the United States and the United Kingdom, we have continued to see increases in overall withdrawal transaction levels (especially surcharge-free withdrawal transactions), which increased by approximately 7% from 2008 to 2009.

Strong liquidity position. We believe that we have sufficient liquidity to meet our anticipated operating needs for the foreseeable future. Our $175.0 million revolving credit facility does not expire until May 2012 and is comprised of a syndicate of leading large financial institutions. As of December 31, 2009, we had no borrowings outstanding under this facility and $4.7 million in letters of credit posted under the facility, leaving us $170.3 million in available, committed funding. Our remaining indebtedness included $0.2 million of capital leases in the United States, $9.8 million of secured equipment loans in Mexico, and $300.0 million in senior subordinated notes. The fixed-rate notes, which mature in August 2013, contain no maintenance covenants and only limited incurrence covenants, which we continue to be in compliance with, and require only semi-annual interest payments prior to their maturity date.
Product diversification. Over the past few years, we have consciously worked to diversify our product and service offerings beyond the traditional ATM surcharging model, which we believe will provide for future growth opportunities that we do not expect to require significant amounts of new capital. Examples of these growth opportunities include (1) providing managed services offerings to financial institutions and retailers with dispersed ATM and financial services kiosk networks; (2) adding more third parties to our EFT transaction processing platform, similar to the arrangement we currently have in place to process transactions for over 1,600 ATMs owned and operated by a third-party convenience store chain in the United States; (3) continued expansion and improvement in the types of services that we currently offer through our multi-function financial services kiosks located in 7-Eleven convenience stores across the United States; and (4) continued growth in our bank branding and surcharge-free offerings.
Overview of Business
As of December 31, 2009, we operated a network of over 33,400 ATMs and financial services kiosks throughout the United States, the United Kingdom, Mexico, and Puerto Rico. Our extensive network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally-known merchants pursuant to which we operate ATMs and financial services kiosks in their locations. We deploy our devices under two distinct arrangements with our merchant partners: Company-owned and merchant-owned arrangements.
Company-owned Arrangements. Under a Company-owned arrangement, we own or lease the device and are responsible for controlling substantially all aspects of its operation. These responsibilities include what we refer to as first line maintenance, such as replacing paper, clearing paper or bill jams, resetting the device, any telecommunications and power issues, or other maintenance activities that do not require a trained service technician. We are also responsible for what we refer to as second line maintenance, which includes more complex maintenance procedures that require trained service technicians and often involve replacing component parts. In addition to first and second line maintenance, we are responsible for arranging for cash, cash loading, supplies, transaction processing, telecommunications service, and all other services required for the operation of the device, other than electricity. We typically pay a fee, either periodically, on a per-transaction basis or a combination of both, to the merchant on whose premises the device is physically located. We operate a limited number of our Company-owned devices on a merchant-assisted basis. In these arrangements, we own the device and provide all transaction processing services, but the merchant generally is responsible for providing and loading cash and performing first line maintenance.
Typically, we deploy our devices under Company-owned arrangements for our national and regional merchant customers. Our customers include 7-Eleven, Chevron, Costco, CVS, ExxonMobil, Hess, Rite Aid, Safeway, Target, Walgreens, and Winn-Dixie in the United States; Asda, Euro Garages Ltd., Forces Financial, IKEA, Martin McColl Ltd., Murco Petroleum Ltd., The Noble Organisation Ltd., Tates Ltd., and Welcome Break in the United Kingdom; and OXXO in Mexico. Because Company-owned locations are controlled by us (i.e., we control the on-line availability of the machines), are usually located in major national chains, and are thus more likely candidates for additional sources of revenue such as bank branding, they generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of December 31, 2009, we operated approximately 22,870 devices under Company-owned arrangements.

Merchant-owned Arrangements. Under a merchant-owned arrangement, a merchant owns the device and is responsible for its first-line maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services, second-line maintenance, 24-hour per day monitoring and customer service, and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with our smaller, independent merchant customers. In situations where a merchant purchases a device from us, the merchant normally retains responsibility for providing cash for the device. Because the merchant bears more of the operating costs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a Company-owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and/or second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of December 31, 2009, we operated approximately 10,540 devices under merchant-owned arrangements.
In the future, we expect the percentage of our Company-owned and merchant-owned arrangements to continue to fluctuate in response to the mix of devices we add through internal growth and acquisitions. While we may continue to add merchant-owned devices to our network as a result of acquisitions and internal sales efforts, our focus for internal growth will remain on expanding the number of Company-owned locations in our network due to the higher margins typically earned and the additional revenue opportunities available to us under Company-owned arrangements.
Electronic Funds Transfer (“EFT”) Transaction Processing. As of December 31, 2009, we had substantially completed the process of converting our devices from various third-party transaction processing companies to our own EFT transaction processing platform, with the exception of approximately 3,600 traditional ATMs placed in 7-Eleven stores that are in the process of being converted in 2010. We were historically unable to transition these ATMs over to our platform as we were under-contract with a third party to provide the transaction processing services for these machines through December 2009. Our EFT transaction processing capabilities provide us with the ability to control the processing of transactions conducted on our network and allow us to control the content of the information appearing on the screens of our devices, which increases the types of products and services that we are able to offer to financial institutions. For example, with the ability to control screen flow, we are able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, the transition of our devices to our own EFT transaction processing platform has provided us with operational cost savings in terms of lower overall processing costs.
As our EFT transaction processing efforts are focused on controlling the flow and content of information on the device screens, we typically rely on third party service providers to handle the generic back-end connections to the EFT networks and limited funds settlement and reconciliation processes for our Company-owned accounts.
Components of Revenues, Cost of Revenues, and Expenses
Revenues
We derive our revenues primarily from providing ATM and automated consumer financial services and, to a lesser extent, from branding arrangements, surcharge-free network offerings, and sales of ATM equipment. We currently classify revenues into two primary categories: ATM operating revenues and ATM product sales and other revenues.
ATM Operating Revenues. We present revenues from ATM and automated consumer financial services, branding arrangements, and surcharge-free network offerings as “ATM operating revenues” in our Consolidated Statements of Operations. These revenues include the fees we earn per transaction on our network, fees we generate from bank branding arrangements and our surcharge-free network offerings, and fees earned from providing certain maintenance services. Our revenues from ATM services have increased rapidly in recent years due to the acquisitions we have completed since 2001, as well as through internal expansion of our existing and acquired networks.
ATM operating revenues primarily consist of the three following components: (1) surcharge revenue, (2) interchange revenue, and (3) branding and surcharge-free network revenue.
•	Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the type of arrangement under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. In the future, we expect that surcharge fees per surcharge-bearing transaction will vary depending upon negotiated surcharge fees at newly-deployed ATMs, the roll-out of additional branding arrangements, and future negotiations with existing merchant partners, as well as our ongoing efforts to improve profitability through improved pricing. For those ATMs that we own or operate on surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who are participants of such networks, but rather we receive interchange and branding revenues (as discussed below). Surcharge fees in the United Kingdom are typically higher than the surcharge fees charged in the United States. In Mexico, domestic surcharge fees are generally less than those charged in the United States, except for machines that dispense U.S. dollars, where we charge an additional foreign currency convenience fee.

•	Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for the use of an ATM owned by another operator and the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, with the remaining portion being retained by the EFT network. In the United States and Mexico, interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. However, based on recent legislation passed in Mexico, ATM operators will be required in the future to elect between receiving interchange fees from card issuers or surcharge fees from consumers. In the United Kingdom, interchange fees are earned on all ATM transactions other than pay-to-use cash withdrawals. Interchange fees are set by the EFT networks and vary according to EFT network arrangements with financial institutions, as well as the type of transaction. Such fees are typically lower for balance inquiries and fund transfers and higher for withdrawal transactions.
•	Branding and surcharge-free network revenue. Under a bank branding agreement, ATMs that are owned and operated by us are branded with the logo of and operated as if they were owned by the branding financial institution. Customers of the branding institution can use those machines without paying a surcharge, and, in exchange, the financial institution pays us a monthly per-machine fee for such branding. Historically, this type of branding arrangement has resulted in an increase in transaction levels at the branded ATMs, as existing customers continue to use the ATMs and new customers of the branding financial institution are attracted by the surcharge-free service. Additionally, although we forego the surcharge fee on transactions by the branding institution’s customers, we continue to earn interchange fees on those transactions along with the monthly branding fee, and typically enjoy an increase in surcharge-bearing transactions from users who are not customers of the branding institution as a result of having a bank brand on the devices. Overall, based on these factors, we believe a branding arrangement can substantially increase the profitability of an ATM versus operating the same machine in an unbranded mode. Fees paid for branding vary widely within our industry, as well as within our own operations. We expect that this variance in branding fees will continue in the future. However, because our strategy is to set branding fees at levels well above those required to offset lost surcharge revenue, we do not expect any such variance to cause a decrease in our total revenues.
Under the Allpoint network, which we acquired through our acquisition of ATM National, Inc. in December 2005, financial institutions who are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to most of our domestic owned and/or operated ATMs. These fees are meant to compensate us for the loss of surcharge revenues. Although we forego surcharge revenues on those transactions, we do continue to earn interchange revenues. We believe that many of these surcharge-free transactions represent withdrawal transactions from cardholders who have not previously utilized the underlying ATMs, and these increased transaction counts more than offset the foregone surcharge. Consequently, we believe that Allpoint enables us to profitably operate in that portion of the ATM transaction market that does not involve a surcharge. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to Allpoint’s participating network.
In addition to Allpoint, the ATMs that we operate in 7-Eleven stores, as well as select other merchant locations, participate in the CO-OP network, the nation’s largest surcharge-free network devoted exclusively to credit unions. Additionally, the financial services kiosks located in 7-Eleven stores are under an arrangement with Financial Services Centers Cooperative, Inc. (“FSCC”), a cooperative service organization that provides shared branching services for credit unions, to provide virtual branching services through the machines for members of the FSCC network.

In addition to the above, we also earn ATM operating revenues from the provision of more sophisticated financial services transactions at over 2,200 financial services kiosks that, in addition to standard ATM services, offer bill payment, check cashing, remote deposit capture, and money transfer services.
The following table sets forth, on a historical and pro forma basis, information on our surcharge, interchange, branding and surcharge-free network fees, and other ATM operating revenues per cash withdrawal transaction for the periods indicated. The pro forma information presented below assumes the 7-Eleven ATM Transaction occurred effective January 1, 2007.

				Pro Forma
	2009	2008	2007	2007
Per cash withdrawal transaction (1):
Surcharge revenue (2)	$1.04	$1.17	$1.36	$1.31
Interchange revenue (3)	0.61	0.62	0.59	0.59
Branding and surcharge-free network revenue (4)	0.28	0.25	0.21	0.21
Other revenue	0.05	0.04	0.04	0.07

Total ATM operating revenues	$1.98	$2.08	$2.20	$2.18

(1)	Amounts calculated based on total cash withdrawal transactions, including surcharge cash withdrawal transactions and surcharge-free cash withdrawal transactions.

(2)	Excluding surcharge-free cash withdrawal transactions, per transaction amounts would have been $1.96, $1.88, and $1.88 for the years ended December 31, 2009, 2008, and 2007, respectively, and $1.86 for the pro forma year ended December 31, 2007.

(3)	Amounts calculated based on total interchange revenues earned on all ATM transaction types, including surcharge and surcharge-free cash withdrawals, balance inquiries, and transfers.

(4)	Amounts include all bank branding and surcharge-free network revenues, the majority of which are not earned on a per-transaction basis.
The decline in our ATM operating revenues per cash withdrawal transaction over the past three years, as reflected in the table above, is primarily attributable to our efforts to increase the percentage of surcharge-free cash withdrawal transactions conducted on our network of devices. Such efforts have resulted in a significant increase in the number of withdrawal transactions being conducted on our devices, and thus, a corresponding increase in the overall revenues earned per device. However, the revenues earned per surcharge-free transaction are typically lower than the per-transaction amounts earned from surcharge-bearing transactions, thus contributing to the per-transaction decline reflected in the table above. Additionally, our ATM operating revenues per cash withdrawal transaction were negatively impacted in 2009 when compared to 2008 due to the effects of foreign currency exchange rate movements.
While our ATM operating revenues per cash withdrawal transaction have declined in recent years, our ATM operating expenses per withdrawal transaction have shown similar, if not greater, declines during the same period. As a result, our overall profitability per ATM during this period has increased significantly, as reflected in the Key Operating Metrics discussion contained below.
The following table presents, on a historical and pro forma basis, the components of our total ATM operating revenues for the years indicated:

				Pro Forma
	2009	2008	2007	2007
Surcharge revenue	52.7%	56.0%	61.7%	59.8%
Interchange revenue	31.0	29.6	26.7	27.2
Bank branding and surcharge-free network revenues	14.1	12.2	9.7	9.7
Other ATM operating revenue	2.2	2.2	1.9	3.3

Total ATM operating revenues	100.0%	100.0%	100.0%	100.0%

ATM Product Sales and Other Revenues. We present revenues from the sale of ATMs and other non-transaction-based revenues as “ATM product sales and other revenues” in the accompanying Consolidated Statements of Operations. These revenues consist primarily of sales of ATMs and related equipment to merchants operating under merchant-owned arrangements, as well as sales under our value-added reseller (“VAR”) program with NCR. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. While we expect to continue to derive a portion of our revenues from direct sales of ATMs in the future, we expect that this source of revenue will not comprise a substantial portion of our total revenues in future periods.

Cost of Revenues
Our cost of revenues primarily consists of those costs directly associated with transactions completed on our network of ATMs and financial services kiosks. These costs include merchant fees, vault cash rental expense, other cost of cash, repairs and maintenance expense, processing fees, communications expense, and direct operations expense. To a lesser extent, cost of revenues also includes those costs associated with the sales of ATMs. The following is a description of our primary cost categories:
Merchant Fees. We pay our merchants a fee that depends on a variety of factors, including the type of arrangement under which the device is placed and the number of transactions on that device. For the year ended December 31, 2009, merchant fees represented 32.5% of our ATM operating revenues.
Vault Cash Rental Expense. We pay a fee to our vault cash providers for renting the cash that is maintained in our devices. As the fees we pay under our contracts with our vault cash providers are based on market rates of interest, changes in interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate swaps on varying amounts of our current and anticipated outstanding cash balances in our domestic and United Kingdom operations through 2013. For the year ended December 31, 2009, vault cash rental expense represented 7.0% of our ATM operating revenues.
Other Cost of Cash. Other cost of cash includes all costs associated with the provision of cash for our devices except for rental expense, including armored courier services, insurance, cash reconciliation, associated wire fees, and other costs. For the year ended December 31, 2009, other cost of cash represented 9.0% of our ATM operating revenues.
Repairs and Maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the device. We typically use third parties with national operations to provide these services. Our primary maintenance vendors are Diebold, NCR, and Pendum. For the year ended December 31, 2009, repairs and maintenance expense represented 8.0% of our ATM operating revenues.
Processing Fees. For processing transactions originating on our devices that have not yet been transitioned to our EFT transaction processing platform, we continue to pay fees to third-party vendors. These vendors, which include Elan Financial Services and Fidelity Information Services in the United States, LINK in the United Kingdom, and PROSA-RED in Mexico, communicate with the cardholder’s financial institution through EFT networks to gain transaction authorization and to settle transactions. As we have converted most of our domestic devices over to our EFT transaction processing platform except for approximately 3,600 traditional ATMs in 7-Eleven stores that are currently in the process of being converted, we expect to see a slight reduction in our overall processing costs on a go-forward basis.
Communications. Under our Company-owned arrangements, we are responsible for expenses associated with providing telecommunications capabilities to the devices, allowing them to connect with the applicable EFT network.
Other Expenses. Other expenses primarily consists of direct operations expenses, which are costs associated with managing our network, including expenses for monitoring the devices, program managers, technicians, and customer service representatives.
Cost of ATM Product Sales. In connection with the sale of equipment to merchants and value-added resellers, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses.
We define variable costs as those incurred on a per transaction basis. Processing fees and the majority of merchant fees fall under this category. Processing fees and merchant fees accounted for 48.9% of our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization related to ATMs and ATM-related assets) for the year ended December 31, 2009. Therefore, we estimate that 51.1% of our cost of ATM operating revenues is generally fixed in nature, meaning that any significant decrease in transaction volumes would lead to a decrease in the profitability of our operations, unless there was an offsetting increase in per-transaction revenues or decrease in our fixed costs. Conversely, as a majority of our operating costs are fixed in nature, a significant increase in transaction volumes would lead to an increase in the profitability of our operations. We currently exclude depreciation, accretion, and amortization from ATMs and ATM-related assets from our cost of ATM revenues. However, the inclusion of such costs would have increased the percentage of our cost of ATM operating revenues that we consider fixed in nature by approximately 6.5% for the year ended December 31, 2009.

The profitability of any particular location, and of our entire ATM and financial services kiosk operation, is driven by a combination of surcharge, interchange, and branding and surcharge-free network revenues, as well as the level of our related costs. Accordingly, material changes in our average surcharge fee or average interchange fee may be offset by branding revenues, surcharge-free network fees, or other ancillary revenues, or by changes in our cost structure. Because a variance in our average surcharge fee or our average interchange fee is not necessarily indicative of a commensurate change in our profitability, you should consider these measures only in the context of our overall financial results.
Indirect Operating Expenses
Our indirect operating expenses include general and administrative expenses related to administration, salaries, benefits, advertising and marketing, depreciation and accretion of the ATMs, ATM-related assets, and other assets that we own, amortization of our acquired merchant contracts and other amortizable intangible assets, and interest expense related to borrowings under our revolving credit facility, our senior subordinated notes, and our equipment financing facilities. We depreciate our capital equipment on a straight-line basis over the estimated life of such equipment and amortize the value of acquired intangible assets over the estimated lives of such assets.
Developing Trends in the ATM and Financial Services Industry
Increase in Surcharge-Free Offerings. Many United States banks serving the market for consumer banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allows financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially less cost than building their own ATM networks. These factors have led to an increase in bank branding and participation in surcharge-free networks, and we believe that there will be continued growth in such arrangements.
Increase in Stored-Value Prepaid Debit Cards. In the United States, we have seen a proliferation in the issuance and acceptance of stored-value prepaid debit cards as a means for consumers to access their cash and make routine retail purchases. Based on estimates published by Mercator Advisory Group, the number of stored-value prepaid cards such as open loop network-branded money and financial services cards, payroll cards, social security cards, and unemployment benefit cards, is expected to increase from approximately 26.8 million cards in 2008 to 90.3 million cards in 2012. This study did not include card types less likely to be used at ATM’s such as gift cards, consumer incentive cards, and transit cards.
We believe that our network of ATMs and financial services kiosks, located in well-known retail establishments throughout the United States, provides a convenient and cost-effective way for holders of such cards to access their cash and potentially conduct other financial services transactions. Furthermore, through Allpoint, which partners with financial institutions that issue and sponsor stored-value prepaid debit card programs on behalf of corporate entities and governmental organizations, we are able to provide holders of such cards convenient, surcharge-free access to their cash. While it is difficult to measure the precise number of cash withdrawal transactions occurring from stored-value cards on our network, we believe that such number increased significantly during 2009 and represented a significant portion of the year-over-year withdrawal transaction count gains that we saw in the United States.
Growth in Other Automated Consumer Financial Services. Approximately 75% of all ATM transactions in the United States are cash withdrawals, with the remainder representing other basic banking functions such as balance inquiries, transfers, and deposits. We believe that there are significant opportunities for a large non-bank ATM operator to provide additional financial services to customers, such as check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services through self-service kiosks. These additional consumer financial services would result in additional revenue streams for us and could ultimately result in increased profitability.

Managed Services. While many banks own significant networks of ATMs that serve as extensions of their branch networks and increase the level of service offered to their customers, large ATM networks are costly to operate and typically do not provide significant revenue for banks and smaller financial institutions. As operating a network of ATMs is not a core competency for banks or other financial institutions, we believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending their customer service. Additionally, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks.
Growth in International Markets. In most regions of the world, ATMs are less common than in the United States. We believe the ATM industry will grow faster in international markets than in the United States, as the number of ATMs per capita in those markets increases and begins to approach the levels seen here. In addition, there has been a trend towards growth of off-premise ATMs in several international markets, including the United Kingdom and Mexico.
•	United Kingdom. The United Kingdom is the largest ATM market in Europe. Until the late 1990s, most United Kingdom ATMs were installed at bank and building society branches. Non-bank operators began to deploy ATMs in the United Kingdom in December 1998 when LINK (which connects the ATM networks of all United Kingdom ATM operators) allowed them entry into its network via arrangements between non-bank operators and United Kingdom financial institutions. We believe that non-bank ATM operators have benefited in recent years from customer demand for more conveniently located cash machines, the emergence of internet banking with no established point of presence, and the closure of bank branches due to consolidation. According to LINK, a total of approximately 64,000 ATMs were deployed in the United Kingdom as of June 2009, of which approximately 29,000 were operated by non-banks. This has grown from approximately 36,700 total ATMs in the United Kingdom in 2001, with less than 7,000 operated by non-banks. Similar to the United States, electronic payment alternatives have gained popularity in the United Kingdom in recent years. However, cash is still the primary payment method preferred by consumers, representing nearly two-thirds of total transaction spending according to the APACS’ United Kingdom Payment Statistics 2009 publication.

•	Mexico. Historically, surcharge fees were not allowed pursuant to Mexican law. However, in July 2005, the Mexican government approved a measure that now allows ATM operators to charge a fee to individuals withdrawing cash from their ATMs. However, in October 2009, the Central Bank of Mexico adopted new rules that would require ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers, which will go into effect on April 30, 2010. At this time, it is our expectation that Cardtronics Mexico will elect to assess the surcharge fee to the consumer rather than the interchange fee to that consumer’s financial institution. According to the Central Bank of Mexico, as of September 2009, Mexico had approximately 32,700 ATMs operating throughout the country, substantially all of which are owned by national and regional banks.
Increases in Surcharge Rates. In 2007 and 2008, several large financial institutions in the United States began increasing the surcharge rate charged to non-customers for the use of their ATMs. This increase in fees could potentially increase the amount of transactions conducted on our ATMs, as customers seek to minimize the amount of transaction fees paid by using ATMs that charge lower rates (such as ours). Alternatively, this increase by other institutions could provide us with the opportunity to increase the surcharge rates charged on our ATMs in selected markets and make our surcharge-free offerings more attractive to consumers and other financial institutions.

Recent Events
Cash Withdrawal Transaction Trends. For the year ended December 31, 2009, total cash withdrawal transactions per ATM per month conducted on our domestic ATMs increased 4% over the prior year. This increase was due to a 28% increase in the number of surcharge-free cash withdrawal transactions, which was primarily attributable to two factors: 1) the mix shift in transactions (and the related revenues) that has occurred due to the continuing evolution of our product offerings away from the traditional surcharge-based model to a surcharge-free model, and 2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and other benefit-related payments. Specifically, the increase in the number of stored-value cards in circulation has served to increase our potential customer base, as these stored-value cards are capable of being used in ATMs, and many of the individuals to whom the cards are being issued are traditionally unbanked and have not historically been able to utilize ATMs. We expect to see a continued increase in the number stored-value cards in the future, which we believe will result in an increase in the number of cash withdrawal transactions conducted on our ATMs. Additionally, although our surcharge-free offerings contributed to a 12% decline in the number of surcharge transactions conducted on our machines in 2009 versus 2008, our bank branding and surcharge-free network revenues, along with higher interchange revenues from the increased number of transactions being conducted on our ATMs, more than offset the decline in surcharge revenues.
In the United Kingdom, total cash withdrawal transactions per ATM per month increased by approximately 17% in 2009 when compared to 2008, due to a 44% increase in the number of free-to-use cash withdrawal transactions and a 4% increase in the number of pay-to-use cash withdrawal transactions conducted on our ATMs in that market. Despite the overall increase in pay-to-use withdrawals, the actual number of pay-to-use withdrawals per ATM per month declined during the period. We believe this decline is primarily the result of regulatory changes, including requirements to place more prominent fee notifications on pay-to-use ATMs, which has appeared to have caused a shift in consumer behavior. We believe this trend will continue in the future, and therefore have recently been installing more free-to-use machines in this market. Specifically, of the additional machines that we installed in the United Kingdom during 2009, approximately 90% were free-to-use as opposed to pay-to-use. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has translated to higher interchange revenues, which has more than offset the loss of surcharge revenues. For example, our per-ATM operating revenues per month totaled £1,487 during the year ended December 31, 2009, which represents an increase of approximately 8% when compared to the £1,377 earned per ATM per month during the previous year. As previously noted, we expect that this trend toward free-to-use ATMs will continue and we anticipate installing additional free-to-use ATMs in this market in the future.
Foreign Currency Exchange Rates. The strengthening of the United States dollar relative to the British pound and Mexican peso negatively impacted our results during 2009 and 2008 in terms of translating those foreign earnings into United States dollars. Despite the negative impact on our revenues and gross profits, this trend did not have a significant negative impact on our cash flows, as we do not currently rely on cash generated by our international operations to fund our domestic operating needs and each operation conducts substantially all of its business in its local currency. Additionally, we continue to explore potential growth opportunities in the two international markets in which we currently operate, and the strengthening of the United States dollar could enhance our ability to invest in those markets at favorable exchange rates.
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
Stock Repurchase Program. In February 2009, our Board of Directors approved a common stock repurchase program up to an aggregate of $10.0 million. To date, we have purchased approximately 35,000 shares of our common stock at a total cost of $0.1 million and at an average price per share of $3.37, which were repurchased on various dates in the open market. The share repurchase program will expire on March 31, 2010, unless extended or terminated earlier by our Board of Directors.

Expansion into Puerto Rico. During the third quarter of 2009, we entered into the Puerto Rican ATM market. As of December 31, 2009, we had installed 21 ATMs in that market and we plan to continue to explore other growth opportunities on the island, as well as entrance into other Caribbean, Latin, and Central American ATM markets.
Shelf Registration. On January 19, 2010, we filed our shelf registration statement on Form S-3 with the SEC, as amended on February 19, 2010. Once the shelf is declared effective by the SEC, we may offer and sell from time to time up to $300 million of the following securities in one or more transactions, classes or series and in amounts, at prices and on terms to be determined by market conditions at the time of such offerings: (1) debt securities, which may be senior debt securities or subordinated debt securities; and (2) common stock. In addition, our two private-equity shareholders, TA Associates (“TA”) and The CapStreet Group (“CapStreet”), may offer and sell up to 20,700,360 shares of the Company’s common stock from time to time under the prospectus. We will not receive any proceeds from the sale of common stock by TA and/or CapStreet.
Mount Vernon Money Center. In February 2010, MVMC, one of our third-party armored service providers in the Northeast, ceased all cash replenishment operations for its customers following the arrest on charges of bank fraud of its founder and principal owner. A few days later, the U.S. District Court in the Southern District of New York (the “Court”) appointed a receiver (the “Receiver”) to, among other things, seize all of the assets in the possession of MVMC. While we currently do not believe that this event will have a material adverse affect on our operations, we were required to convert over 1,000 ATMs that were being serviced by MVMC to another third-party armored service provider, resulting in a minor amount of downtime being experienced by those ATMs. Further, based upon the Receiver’s report dated March 1, 2010, and filed with the Court on that same date, it appears that some of the vault cash that was delivered to MVMC on our behalf was either commingled with vault cash belonging to MVMC’s other customers or was misappropriated by MVMC. Regardless, we currently believe that our existing insurance policies will cover any cash losses that we may incur resulting from this incident, less any deductible payments required to be paid by us under such policies. If it is ultimately determined that we have suffered cash losses in connection with this incident, the timing of recognition of such losses and the related insurance reimbursement amounts may not coincide.
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
The operating results of our United States segment include the results of the 7-Eleven Financial Services Business. Because of the significance of this acquisition, our operating results for the years ended December 31, 2009 and 2008 are not comparable to our historical results for the year ended December 31, 2007. In particular, our revenues and gross profits for 2009 and 2008 were substantially higher, but the increased revenue and gross profit amounts were initially substantially offset by higher operating expense amounts, including higher selling, general, and administrative expenses associated with running the combined operations. In addition, depreciation, accretion, and amortization expense amounts were significantly higher as a result of the tangible and intangible assets recorded as part of the acquisition. See Item 8. Financial Statements and Supplementary Data, Note 3, Acquisitions for additional details on the 7-Eleven ATM Transaction.
Foreign Currency Exchange Rates. As noted above, our results during 2009 and 2008 were negatively impacted by changes in foreign currency rates. As a result, we have provided certain information on a constant-currency basis in the following sections in an effort to allow for more meaningful comparisons to be made between the years presented.

Results of Operations
The following table sets forth our statement of operations information as a percentage of total revenues for the years indicated. Percentages may not add due to rounding.

	Years Ended December 31,
	2009	2008	2007
Revenues:
ATM operating revenues	97.9%	96.5%	96.6%
ATM product sales and other revenues	2.1	3.5	3.4

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	67.7	73.6	74.5
Cost of ATM product sales and other revenues	2.1	3.2	3.2

Total cost of revenues	69.8	76.8	77.6

Gross profit	30.2	23.2	22.4
Operating expenses:
Selling, general, and administrative expenses	8.4	7.9	7.8
Depreciation and accretion expense	8.0	7.9	7.1
Amortization expense (2)	3.8	3.8	5.0
Loss on disposal of assets	1.2	1.2	0.7
Goodwill impairment charge (3)	—	10.1	—

Total operating expenses	21.5	31.0	20.5

Income (loss) from operations	8.7	(7.7)	1.9
Other expense (income):
Interest expense, net	6.1	6.3	7.8
Amortization of deferred financing costs and bond discounts	0.5	0.4	0.4
Other	0.1	—	(0.2)

Total other expense	6.7	6.8	8.1

Income (loss) before income taxes	2.0	(14.5)	(6.2)
Income tax expense	0.9	0.2	1.2

Net income (loss)	1.2	(14.7)	(7.4)
Net income (loss) attributable to noncontrolling interests	0.1	(0.2)	(0.1)

Net income (loss) attributable to controlling interests	1.1	(14.5)	(7.3)
Preferred stock conversion and accretion expense	—	—	9.6

Net income (loss) attributable to controlling interest and available to common stockholders	1.1%	(14.5)%	(16.9)%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $51.5 million, $52.4 million, and $43.1 million, for the years ended December 31, 2009, 2008, and 2007, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.4%, 10.6%, and 11.4% for the years ended December 31, 2009, 2008, and 2007, respectively.

(2)	Includes pre-tax impairment charges of $1.2 million, $0.4 million, and $5.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

(3)	Represents a $50.0 million charge in 2008 to write-down the value of the goodwill associated with our United Kingdom operations.

Key Operating Metrics
We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the years indicated.

	2009	2008	2007
Average number of transacting ATMs:
United States: Company-owned	18,190	17,993	14,143
United States: Merchant-owned	10,066	10,695	11,632
United Kingdom	2,606	2,421	1,718
Mexico	2,197	1,747	784

Total average number of transacting ATMs	33,059	32,856	28,277

Total transactions (in thousands)	383,323	354,391	247,270
Total cash withdrawal transactions (in thousands)	244,378	228,306	166,248
Monthly cash withdrawal transactions per ATM	616	579	490

Per ATM per month:
ATM operating revenues	$1,218	$1,207	$1,076
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (1) (2)	842	921	829

ATM operating gross profit (1) (3)	$376	$286	$247

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	30.9%	23.7%	22.9%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	20.2%	12.7%	11.1%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $51.5 million, $52.4 million, and $43.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $130, $133, and $127 for the years ended December 31, 2009, 2008, and 2007, respectively.

(2)	The decline in the Cost of ATM operating revenues per ATM per month from 2008 to 2009 was due to foreign currency exchange rate movements between the two periods, lower vault cash interest costs, and other operating cost reductions as a result of better pricing terms under the renegotiated contract with our maintenance and armored service providers.

(3)	ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that related to operating the ATMs. The revenue and expenses from ATM equipment sales and other ATM-related services are not included.

Revenues

	For the Years Ended December 31,
			% Change		% Change
	2009	2008	2008 to 2009	2007	2007 to 2008
	(In thousands, excluding percentages)
ATM operating revenues	$483,138	$475,800	1.5%	$365,322	30.2%
ATM product sales and other revenues	10,215	17,214	(40.7)%	12,976	32.7%

Total revenues	$493,353	$493,014	0.1%	$378,298	30.3%

Year ended December 31, 2009 compared to year ended December 31, 2008
ATM operating revenues. ATM operating revenues generated during the year ended December 31, 2009 increased $7.3 million over the year ended December 31, 2008. Below is a detail, by segment, of changes in the various components of ATM operating revenues:

	2008 to 2009 Variance
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$(11,557)	$(4,978)	$4,712	$(11,823)
Interchange revenues	3,692	4,098	253	8,043
Branding and surcharge-free network revenues	9,565	—	(5)	9,560
Other revenues	798	—	760	1,558

Total increase (decrease) in ATM operating revenues	$2,498	$(880)	$5,720	$7,338

United States. During the year ended December 31, 2009, our United States operations experienced a $2.5 million increase in ATM operating revenues over 2008. This increase was primarily due to a 16% increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks in our surcharge-free offerings. Additionally, increased participation in these programs and growth in the use of stored-value cards contributed to the 2% increase in the number of cash withdrawal transactions conducted on our ATMs, which resulted in a 3% increase in interchange revenues. Offsetting the increase in bank branding and surcharge-free network revenues and interchange revenues during the period was a 12% decline in the number of surcharge transactions, which resulted in an $11.6 million decline in surcharge revenue. Since our surcharge-free programs allow participants’ cardholders to make cash withdrawals on a surcharge-free basis at our ATMs, a decline in the number of surcharge transactions was expected. Also contributing to the decrease in surcharge transactions was a 6% decline in our merchant-owned account base, which contributed $4.8 million of the $11.6 million surcharge revenue decline but had a minimal impact on our overall gross profit as much of the surcharge revenues generated by those accounts are paid to the underlying merchants. Accordingly, as surcharge revenues declined, so did the related merchant payments.
United Kingdom. During the year ended December 31, 2009, ATM operating revenues from our United Kingdom operations decreased $0.9 million from the year ended December 31, 2008, due to the unfavorable foreign currency exchange rate movements between the years. Specifically, during 2009, the average exchange rate between the United States dollar and the British pound was $1.57 to £1.00 compared to $1.85 to £1.00 in 2008. Excluding the impact of foreign currency movements, surcharge revenues and interchange revenues increased by $3.6 million (7%) and $8.6 million (39%), respectively. These increases were primarily driven by a 26% increase in cash withdrawal transactions that resulted from an 8% increase in the average number of transacting ATMs, which increased from 2,421 during 2008 to 2,606 ATMs during 2009. Additionally, the higher number of cash withdrawal transactions on our free-to-use ATMs also contributed to the increase in the amount of interchange revenues earned during 2009 on a constant currency basis.
Mexico. Our Mexico operations experienced the most significant percentage increase in ATM operating revenues during the year ended December 31, 2009, primarily as a result of a 26% increase in the average number of transacting ATMs associated with these operations. Specifically, the average number of transacting ATMs increased from 1,747 during 2008 to 2,197 during 2009, with an ending machine count of 2,616 as of December 31, 2009. This increased machine count contributed to the increase in total surcharge transactions of approximately 30%, which resulted in an additional $4.7 million and $0.3 million in surcharge and interchange revenues, respectively. Excluding the impact of unfavorable foreign currency exchange rate movements, the increases in surcharge and interchange revenues would have been $7.3 million and $1.3 million, respectively.

ATM product sales and other revenues. ATM product sales and other revenues for the year ended December 31, 2009 were lower than those generated during 2008 by $7.0 million primarily due to lower equipment sales and lower VAR program sales. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. In the current economic climate, financial institutions and others have reduced their ATM purchases and we have, therefore, seen a decline in these sales during 2009. Also contributing to the decline was the completion of our Triple Data Encryption Standard (“Triple-DES”) upgrades in 2008, which generated a higher amount of product sales and service-related revenues during 2008.
Year ended December 31, 2008 compared to year ended December 31, 2007
ATM operating revenues. ATM operating revenues generated during the year ended December 31, 2008 increased $110.5 million over the year ended December 31, 2007. Below is a detail, by segment, of changes in the various components of ATM operating revenues:

	2007 to 2008 Variance
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$33,355	$2,273	$5,111	$40,739
Interchange revenue	32,303	8,349	2,655	43,307
Branding and surcharge-free network revenue	22,481	—	(2)	22,479
Other	3,952	1	—	3,953

Total increase in ATM operating revenues	$92,091	$10,623	$7,764	$110,478

United States. During the year ended December 31, 2008, our United States operations experienced a $92.1 million (30.9%) increase in ATM operating revenues over 2007. The majority of this increase was attributable to the 7-Eleven ATM Transaction. Specifically, our 2008 results included $41.8 million of incremental surcharge revenue, $29.7 million of incremental interchange revenue, $7.6 million of incremental branding and surcharge-free network revenue, and $4.0 million of advanced-functionality revenue generated by the acquired operations as a result of the inclusion of these operations in our results for the full year of 2008. Also contributing to the increase in ATM operating revenues were the additional branding and surcharge-free network agreements entered into during 2007, which resulted in $14.8 million in incremental bank branding and surcharge-free network fees from our pre-existing domestic operations. Finally, we also generated $4.5 million of incremental interchange revenues from our pre-existing Company-owned domestic operations in 2008 when compared to 2007, the majority of which can be attributed to the additional bank branding and surcharge-free network agreements entered into in 2007 as well as the higher number of Company-owned ATMs in 2008 compared to 2007.
The overall increase in ATM operating revenues described above was partially offset by lower surcharge and interchange revenues associated with our domestic merchant-owned operations. As a result of declines in the average number of transacting ATMs, surcharge revenues and interchange revenues generated by our merchant-owned base were $8.0 million and $1.9 million lower, respectively, during 2008 when compared to 2007. These declines were primarily a result of the decline in the average number of transacting merchant-owned ATMs in the United States, the majority of which was attributable to attrition related to the Triple-DES upgrades mandated by the EFT networks. Specifically, rather than incurring the costs to update or replace their existing machines to be Triple-DES compliant, merchants with lower transacting ATMs decided to dispose of their ATMs. Additionally, surcharge revenues from our Company-owned base declined by $0.5 million during 2008, primarily as a result of a shift in revenues from surcharge-based fees to surcharge-free branding and network fees due to the additional branding and surcharge-free network arrangements entered into with financial institutions during 2007.
United Kingdom. Our United Kingdom operations further contributed to the higher ATM operating revenues during the year ended December 31, 2008, as surcharge revenues and interchange revenues increased by 4.6% and 61.4%, respectively, over 2007 due to the additional ATM deployments that occurred during 2007 and 2008. Specifically, the average number of transacting ATMs in the United Kingdom increased from 1,718 ATMs during 2007 to 2,421 ATMs during 2008. Additionally, a higher number of free-to-use ATMs also contributed to the increase in the amount of interchange revenues earned during 2008. However, the increase in revenues was lower than originally anticipated due to lower than expected surcharge transaction levels during 2008, which we believe were due to a number of factors, including (i) certain service-related issues associated with one of our third-party armored cash providers that resulted in a higher percentage of downtime at our ATMs during 2008, (ii) the overall economic downturn experienced in the United Kingdom, (iii) the installation of a significant number of new free-to-use ATMs in that market in 2008, and (iv) additional regulatory changes, including requirements to place more prominent fee notifications on pay-to-use ATMs.

In addition to the above factors that negatively impacted our surcharge transaction levels, and therefore our surcharge revenues, the strengthening of the United States dollar relative to the British pound also negatively impacted the revenues from our United Kingdom operations. Specifically, during 2008, the average exchange rate between the United States dollar and the British pound was $1.85 to £1.00 compared to $2.00 to £1.00 in 2007.
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
Cost of Revenues

	For the Years Ended December 31,
			% Change		% Change
	2009	2008	2008 to 2009	2007	2007 to 2008
	(In thousands, excluding percentages)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$333,907	$362,916	(8.0)%	$281,705	28.8%
Cost of ATM product sales and other revenues	10,567	15,625	(32.4)%	11,942	30.8%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$344,474	$378,541	(9.0)%	$293,647	28.9%

Year ended December 31, 2009 compared to year ended December 31, 2008
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the year ended December 31, 2009 decreased $29.0 million from the year ended December 31, 2008. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	2008 to 2009 Variance
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$(7,933)	$(1,091)	$1,422	$(7,602)
Vault cash rental expense	(5,409)	(7,575)	154	(12,830)
Other cost of cash	(3,370)	(656)	282	(3,744)
Repairs and maintenance	(204)	77	576	449
Communications	(1,050)	(1,278)	180	(2,148)
Transaction processing	(1,936)	76	22	(1,838)
Stock-based compensation	177	—	—	177
Other expenses	1,173	(2,684)	38	(1,473)

Total increase (decrease) in cost of ATM revenues	$(18,552)	$(13,131)	$2,674	$(29,009)

United States. During the year ended December 31, 2009, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $18.6 million from the costs incurred during 2008. This decrease was primarily due to lower merchant fees, which resulted from the 6% decline in the number of our merchant-owned accounts that resulted in an overall decline in surcharge transactions and the related surcharge revenues, as noted above. Also contributing to the decline in the cost of ATM operating revenues was lower vault cash rental expense, primarily due to reduced market interest rates on the unhedged portion of our vault cash rental obligations, and a decrease in other cost of cash, which was attributable to lower armored costs resulting from fewer cash fills and the effect of better pricing terms under the renegotiated contract with one of our primary armored service providers. Similarly, our primary domestic maintenance service agreement was renewed on favorable terms earlier in the year, which resulted in a lower repairs and maintenance expense for 2009 compared to the prior year. Our communications expense also declined, primarily as a result of the renegotiated contract with our telecommunications provider. Finally, we incurred lower transaction processing costs due to the continued conversion of the ATMs in our portfolio over to our EFT transaction processing platform.

With respect to our domestic vault cash rental obligations, we negotiated new pricing terms and conditions with one of our vault cash providers, which became effective in August 2009. Additionally, we are currently negotiating new pricing terms and conditions with another vault cash provider in the United States, which we expect will become effective July 1, 2010. As a result of these negotiations, we expect to see a slight increase in our vault cash rental costs in future periods, thus negatively impacting our domestic ATM operating gross profit margins. See Gross Profit Margin below for a discussion of our expectations regarding gross margin levels for 2010.
United Kingdom. During 2009, our United Kingdom operations also contributed to the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The overall $13.1 million decrease was primarily due to foreign currency exchange rate movements between periods. Excluding the impact of exchange rate movements, our United Kingdom operations’ cost of ATM operating revenues decreased by $3.8 million, despite an increase in the average number of transacting ATMs in 2009 when compared to 2008. The decrease in costs (excluding exchange rate movements) was primarily due to lower vault cash rental expense as a result of reduced market interest rates on our vault cash rental obligations in 2009 when compared to 2008. Additionally, we maintained higher cash balances in our ATMs within the United Kingdom during the latter half of 2008 in an effort to minimize the amount of downtime caused by service-related issues with a third-party armored service provider, which further contributed to the year-over-year decline in vault cash rental expense. Finally, our communications expense also declined as a result of the renegotiated contract with our primary communications provider in the United Kingdom.
With respect to our United Kingdom vault cash rental obligations, we renegotiated new pricing terms and conditions during 2009 with our existing vault cash provider in that market. The revised pricing terms and conditions are somewhat less favorable to us than those that were in effect under the previous agreement. As a result, the vault cash rental costs associated with our operations in the United Kingdom are expected to increase in future periods, thus negatively impacting our ATM operating gross profit margins in that segment. Additionally, during 2009, we entered into certain interest rate swap transactions to fix the interest rate utilized in calculating the monthly vault cash rental fees under our vault cash rental agreement in the United Kingdom. Such fixed rates, which became effective in January 2010, are higher than current market interest rates as the fixed rates under the swap contracts represent intermediate-term rates (which are typically higher) while the current market rates are short-term floating rates (which are typically lower). Accordingly, the amount we pay for our vault cash rental fees in the United Kingdom is expected to increase from current levels beginning in 2010, regardless of any changes that may occur with respect to market interest rates. See Gross Profit Margin below for a discussion of our expectations regarding gross margin levels for 2010.
Mexico. Partially offsetting the decrease in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our United States and United Kingdom operations were the costs incurred by our Mexico operations. The higher costs in Mexico were attributable to a 26% increase in the average number of transacting ATMs and a 30% increase in the total number of transactions conducted on these machines during 2009 when compared to 2008, which resulted in a $2.7 million increase in the cost of ATM operating revenues for the year ended December 31, 2009, when compared to 2008. Excluding the impact of exchange rate movements (which were advantageous to the costs associated with these operations), the increase in our cost of ATM operating revenues for Mexico for year ended December 31, 2009 were $5.5 million higher than the same period last year.
Cost of ATM product sales and other revenue. Relatively consistent with the 40.7% decrease in ATM product sales and other revenues discussed above, the cost of ATM product sales and other revenues decreased 32.4% during 2009 compared to 2008 primarily due to lower equipment and VAR program sales during the period.

Year ended December 31, 2008 compared to year ended December 31, 2007
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the year ended December 31, 2008 increased $81.2 million over the year ended December 31, 2007. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	2007 to 2008 Variance
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$21,928	$7,636	$3,103	$32,667
Vault cash rental expense	7,522	2,384	1,164	11,070
Other cost of cash	8,628	3,035	944	12,607
Repairs and maintenance	9,037	1,816	722	11,575
Direct operations	5,423	732	505	6,660
Communications	3,862	672	384	4,918
Transaction processing	(2,497)	(924)	(33)	(3,454)
Stock-based compensation	534	—	—	534
Charges related to EMV certification	—	793	—	793
Other expenses	686	3,118	37	3,841

Total increase in cost of ATM revenues	$55,123	$19,262	$6,826	$81,211

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
Our pre-existing United States operations also contributed to the higher cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization), including (1) $5.2 million of additional costs directly allocable to our pre-existing domestic operations, primarily as a result of our decision to hire additional personnel during 2007 to focus on our strategic initiatives at that time; (2) $2.4 million of higher costs of cash, primarily due to higher armored courier costs as a result of the increase in the number of Company-owned machines; and (3) $1.1 million of higher maintenance costs. Offsetting these increases in costs was a $6.6 million reduction in merchant fees associated with our pre-existing domestic operations, comprised of a $7.3 million decrease attributable to the year-over-year decline in the number of domestic merchant-owned ATMs and the related surcharge revenues that was partially offset by a $0.7 million increase in merchant fees associated with the increased number of ATMs under domestic Company-owned arrangements. Also offsetting these increases was a $3.0 million decrease in processing and other costs as a result of the conversion of a higher number of our ATMs over to our EFT processing platform.
United Kingdom. During the 2008, our United Kingdom operations contributed to the increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) with those costs increasing $19.3 million over 2007. These increases were primarily due to higher merchant commissions and higher costs of cash, which resulted from the increased number of ATMs operating in the United Kingdom during 2008 compared to 2007. With respect to merchant commissions, although we saw a decline in surcharge revenues, as discussed above, we did not see a corresponding decline in merchant fees due to the fact that certain our of merchant contracts in the United Kingdom contain fixed or minimum yearly rentals. As a result, surcharge revenues in certain of these merchant locations declined without a similar decline in the related merchant fees. While we worked with a number of our merchant customers in the United Kingdom to restructure the terms and conditions of the underlying merchant contracts, we expect that this trend will continue for the foreseeable future. With respect to our cost of cash, due to the third-party armored cash service-related issues discussed above, we maintained higher cash balances in our ATMs within the United Kingdom during 2008 in an effort to minimize the amount of downtime caused by the service disruptions, thus contributing to the overall year-over-year increase in our cost of cash amounts. Finally, contributing to the increase were the costs incurred related to the establishment of our own armored courier operation, which formally commenced operations during the fourth quarter of 2008.

In addition to the factors described above, during the year ended December 31, 2008, we incurred $1.2 million of charges associated with transactions conducted with counterfeit cards that resulted from a delay in our EMV certification process. During the year ended December 31, 2007, we incurred a similar charge in the amount of $0.4 million. In the United Kingdom, the major international networks require ATM operators and merchant acquirers be certified under the EMV security standard. The EMV security standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” All of our ATMs in the United Kingdom are EMV compliant, and through the second quarter of 2008, we had successfully certified our machines and network for EMV compliance with Link, the dominant network in the United Kingdom through whom we clear over 95% of our transactions, as well as one of the other two major international networks. However, during the second quarter of 2008, we experienced a significant increase in transactions conducted on our United Kingdom ATMs with counterfeit credit cards containing the brand of the network with whom we had not yet achieved EMV certification. Because we had not yet completed our EMV certification with this network at that time, we are liable for the resulting claims, which totaled approximately $1.2 million. However, during the third quarter of 2008, we successfully achieved EMV certification with this particular network, and thus, we do not expect to incur additional charges related to this issue in the future.
Partially offsetting the factors described above that resulted in an increase in the cost of ATM operating revenues incurred by our United Kingdom operations was the strengthening of the United States dollar relative to the British pound. Specifically, during 2008, the average exchange rate between the United States dollar and the British pound was $1.85 to £1.00 compared to $2.00 to £1.00 in 2007.
Mexico. Our Mexico operations contributed to the increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) as a result of the increase in the average number of transacting ATMs associated with our Mexico operations and the increased number of transactions conducted on our machines during 2008 compared to 2007.
Cost of ATM product sales and other revenue. The cost of ATM product sales and other revenues increased by $3.7 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. This 30.8% increase is comparable to the 32.7% increase in ATM product sales and other revenues during the period, the majority of which was attributable to the higher number of Associate VARs, which resulted in higher VAR program sales during 2008 compared to 2007.
Gross Profit Margin

	For the Years Ended December 31,
	2009	2008	2007
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	30.9%	23.7%	22.9%
Inclusive of depreciation, accretion, and amortization	20.2%	12.7%	11.1%
ATM product sales and other revenues gross profit margin	(3.4)%	9.2%	8.0%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	30.2%	23.2%	22.4%
Inclusive of depreciation, accretion, and amortization	19.7%	12.6%	11.0%
ATM operating gross profit margin. Our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization earned during the year ended December 31, 2009 increased by 7.2 percentage points over the year ended December 31, 2008. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization for the year ended December 31, 2009 increased 7.5 percentage points over the prior year. These increases were due to higher margins earned in all three of our operating segments during 2009. However, our United States and United Kingdom operations contributed to the majority of the increases due to favorable cash withdrawal transaction and related revenue trends in those markets, the effect of lower market interest rates on our vault cash rental costs, and lower armored and maintenance costs during 2009. Additionally in the United States, the year-over-year decline in our merchant-owned account base contributed to the increased margins in 2009, as the revenues related to those merchant-owned accounts were replaced with higher-margin Company-owned accounts and related services.
We expect our future ATM operating gross profit margins to remain relatively consistent with the levels achieved during 2009, as unfavorable changes in certain operating cost line items, including increased vault cash rental costs in the United States and the United Kingdom, are expected to be substantially offset by lower maintenance and armored costs in the United States. Additionally, we expect to continue to see a shift in our revenue mix from lower margin surcharge revenues to higher margin interchange and bank branding and surcharge-free revenues.

For the year ended December 31, 2008, ATM operating gross profit margins exclusive of depreciation, accretion, and amortization increased 0.8 percentage points when compared to 2007. Inclusive of depreciation, accretion, and amortization, ATM operating gross profit margins increased 1.6 percentage points compared to 2007. These increases were primarily the result of our United States operation, which earned higher margins in 2008, primarily due to higher bank branding and surcharge-free network revenues and the inclusion of the acquired 7-Eleven ATM operations for the full year of 2008. However, these increases were partially offset by lower margins earned by our United Kingdom operations as a result of lower-than-anticipated surcharge transactions without a corresponding decline in merchant fees, as well as higher costs of cash resulting from the previously discussed third-party armored cash service related issues. Inclusion of depreciation, accretion, and amortization increased the gross profit margin as these expenses associated with our ATM operations decreased as a percentage of revenues in 2008 compared to 2007. This decrease in 2008 was primarily the result of a $5.2 million intangible asset impairment charge recorded during 2008, which increased depreciation, accretion, and amortization as a percentage of revenues for 2008. For additional information on this charge, see Amortization Expense below.
ATM product sales and other revenues gross profit margin. ATM product sales and other revenues gross profit margin during 2009 decreased by 12.6 percentage points compared to 2008 primarily due to lower margins achieved on VAR, equipment, and other service sales during the 2009, as we were required to lower our sales prices in light of the reduced market demand for ATM product sales. ATM product sales and other revenues gross profit margin was higher in 2008 compared to 2007 primarily due to the completion of our Triple-DES upgrade efforts. Because all ATMs operating on the domestic EFT networks were required to be Triple-DES compliant by the end of 2007 and early 2008, we saw an increase during 2007 in the number of ATM sales associated with the Triple-DES upgrade process. However, in certain circumstances, we sold the machines at little or, in some cases, negative margins in exchange for renewals of the underlying ATM operating agreements. As a result, gross margins associated with our ATM product sales and other activities were negatively impacted during 2007 and the early part of 2008.
Selling, General, and Administrative Expenses

	For the Years Ended December 31,
			% Change		% Change
	2009	2008	2008 to 2009	2007	2007 to 2008
	(In thousands, excluding percentages)
Selling, general, and administrative expenses, excluding stock-based compensation	$37,705	$36,173	4.2%	$28,394	27.4%
Stock-based compensation expense	3,822	2,895	32.0%	963	200.6%

Total selling, general, and administrative expenses	$41,527	$39,068	6.3%	$29,357	33.1%

Percentage of revenues:
Selling, general, and administrative expenses, excluding stock-based compensation	7.6%	7.3%		7.5%
Stock-based compensation expense	0.8%	0.6%		0.3%
Total selling, general, and administrative expenses	8.4%	7.9%		7.8%
Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the year ended December 31, 2009, SG&A expenses, excluding stock-based compensation, increased $1.5 million compared to 2008. This increase was primarily attributable to the recognition of $1.2 million in severance costs associated with the departure of our former Chief Executive Officer in March 2009. Additionally, employee-related costs increased due to the incremental salary expense for additional personnel hired during 2009 and higher performance-based bonuses earned by our employees during the year. Partially offsetting these increases was a decline in accounting and professional services expenses due to costs incurred during 2008 that were not repeated in 2009, including $1.9 million of incremental accounting and professional services expenses that were primarily related to our Sarbanes-Oxley Act of 2002 compliance efforts and $0.8 million of acquisition-related costs that were written off as a result of our decision not to pursue selected international acquisitions.
In 2010, we expect that our SG&A expenses will continue to increase on an absolute basis as a result of growth initiative expenses including new hires throughout the Company, as well as increased marketing efforts; however, we expect that our SG&A costs will decrease slightly as a percentage of total revenues.

For the year ended December 31, 2008, SG&A expenses, excluding stock-based compensation, increased $7.8 million compared to 2007. This increase was primarily attributable to our United States operations, which experienced an increase in SG&A expenses of $7.8 million (34.6%), primarily due to incremental employee-related costs totaling $3.1 million. The majority of these costs were associated with the sales and marketing side of our business and the employees assumed in connection with the 7-Eleven ATM Transaction. Additionally, during 2008, we incurred $2.0 million of incremental costs associated with accounting and professional services, the majority of which were associated with our Sarbanes-Oxley compliance efforts and previously-mentioned acquisition costs that were written off during 2008.
Stock-based compensation. The increases in stock-based compensation during the years ended December 31, 2009 and 2008 were due to the issuance of additional shares of restricted stock and stock options during the periods. For additional details on these stock and option grants, see Item 8. Financial Statements and Supplementary Data, Note 4, Stock-Based Compensation. In 2010, we expect that our stock-based compensation costs will increase due to additional equity grants made to certain executive officers, including our new Chief Executive Officer hired in February 2010, as well as an overall higher share price (relative to prior years) of our common stock.
Depreciation and Accretion Expense

	For the Years Ended December 31,
			% Change		% Change
	2009	2008	2008 to 2009	2007	2007 to 2008
	(In thousands, excluding percentages)
Depreciation expense	$37,403	$37,528	(0.3)%	$25,659	46.3%
Accretion expense	2,017	1,636	23.3%	1,122	45.8%

Depreciation and accretion expense	$39,420	$39,164	0.7%	$26,781	46.2%

Percentage of Revenues:
Depreciation expense	7.6%	7.6%		6.8%
Accretion expense	0.4%	0.3%		0.3%
Total depreciation and accretion expense	8.0%	7.9%		7.1%
Depreciation expense. The slight decrease in depreciation expense during 2009 when compared to 2008 was the effect of foreign currency exchange rate movements between periods. Excluding the impact of exchange rate movements, depreciation expense increased by $2.1 million (approximately 6%) due to the increase in the number of machines deployed under Company-owned arrangements in each of our operating segments during 2009.
The significant increase in depreciation expense for the year ended December 31, 2008 when compared to 2007 was primarily attributable to our United States operations, which recognized an additional $6.9 million of depreciation during 2008, $3.8 million of which related to the assets acquired in the 7-Eleven ATM Transaction which were included in our results for the full year of 2008 compared to only five and a half months in 2007. Included within the $3.8 million is the amortization of assets associated with the capital leases assumed in the acquisition.
We are currently in the process of evaluating the estimated useful lives of our fixed assets, specifically related to the lives of our devices and the related deployment costs, as well as the assets related to our asset retirement obligations. Depending on the outcome of such analysis, depreciation expense may increase in 2010 and beyond, and could reduce the amount we record for losses on disposal of assets.
Accretion expense. We estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations, and record this amount as a liability on our balance sheet in the period in which it is incurred and we are able to reasonably estimate. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. The increased accretion expense during 2009 was primarily attributable to the higher number of ATMs deployed under Company-owned arrangements in each of our operating segments during 2009. The increase in accretion expense in 2008 was primarily attributable to the 7-Eleven ATM Transaction as well as the increase in Company-owned ATMs during 2008.

Amortization Expense

	For the Years Ended December 31,
			% Change		% Change
	2009	2008	2008 to 2009	2007	2007 to 2008
	(In thousands, excluding percentages)
Amortization expense	$18,916	$18,549	2.0%	$18,870	(1.7)%

Percentage of revenues	3.8%	3.8%		5.0%
Amortization expense is primarily comprised of the amortization of intangible merchant contracts and relationships associated with our past acquisitions. The increase in amortization expense during the year ended December 31, 2009 was primarily due to a $1.2 million impairment charge recorded by our U.S. reporting segment in 2009 related to the unamortized intangible asset associated with one of our merchant contracts. The impairment resulted from the higher-than-anticipated attrition of sites in this portfolio, stemming from the merchant’s decision to divest of the majority of its domestic retail locations. Although this merchant announced its divestiture program in 2007, it was not until the fourth quarter of 2009 that the full impact of the sales and attrition was evident. As a result of the anticipated reduction in future cash flows from the portfolio, we concluded in the fourth quarter of 2009 that an impairment of the related contract intangible asset was warranted. It should be noted, however, that we received a one-time payment from this merchant in May 2009 totaling $0.8 million relating to termination fees as a result of certain divestitures made by the merchant in prior periods. At the time, we concluded that the future cash flows under the remaining portfolio of ATMs would be sufficient to recover the carrying value of the related tangible and intangible assets. Accordingly, such amount was recorded as other income in the accompanying Consolidated Statements of Operations. As such, the net amount impacting our consolidated results in 2009 totaled $0.4 million.
The decrease in amortization expense during the year ended December 31, 2008 was primarily the result of $5.7 million in impairment charges recorded by our United States reporting segment during 2007 to write-off the remaining unamortized intangible asset values associated with certain merchant contracts, the majority of which related to our merchant contract with Target that we acquired in 2004. We had been in discussions with Target regarding additional services that could be offered under the existing contract to increase the number of transactions conducted on, and cash flows generated by, the underlying ATMs. However, we were unable to make any meaningful progress in this regard during 2007, and, based on discussions that had been held with Target, concluded that the likelihood of being able to provide such additional services had decreased considerably. Accordingly, we concluded that an impairment charge was warranted during 2007 to write-off the remaining unamortized intangible asset associated with this merchant contract.
The above $5.7 million decline from 2007 to 2008 was partially offset by higher amortization recorded in 2008 associated with the intangible assets recorded in conjunction with the 7-Eleven ATM Transaction. Specifically, during 2008, we recognized amortization expense of $8.1 million related to these assets compared to $3.7 million of amortization in 2007, as the 7-Eleven ATM Transaction occurred on July 20, 2007 and, therefore, the 2007 amount included only a partial year’s worth of amortization. Additionally, during 2008, our United States reporting segment recorded approximately $0.4 million in additional amortization expense of intangible assets related to previously-acquired merchant contracts/relationships that were anticipated to end prior to our original estimation dates. Finally, our United Kingdom operations recognized higher amortization expense during 2008 as a result of the early deinstallation of ATMs, for which we had to write-off the associated intangible assets.
Loss on Disposal of Assets

	For the Years Ended December 31,
			% Change		% Change
	2009	2008	2008 to 2009	2007	2007 to 2008
	(In thousands, excluding percentages)
Loss on disposal of assets	$6,016	$5,807	3.6%	$2,485	133.7%

Percentage of revenues	1.2%	1.2%		0.7%
The increase in the loss on disposal of assets during 2009 when compared to 2008 was due to certain optimization efforts undertaken by us associated with our United Kingdom operations. These optimization efforts resulted in the identification and deinstallation of several hundred underperforming ATMs that we expect to redeploy under separate ATM operating agreements. As a result of the deinstallation of these machines, we wrote off the associated installation costs and any remaining asset retirement obligations related to the deinstalled machines. The increase in 2008 was also due to additional deinstallations of ATMs during the year, as well as a write-off of previously capitalized costs associated with our United Kingdom operations.

Goodwill Impairment
During the year ended December 31, 2008, we recorded a $50.0 million impairment charge to reduce the carrying value of the goodwill balance associated with our United Kingdom operations. This charge is reflected as a separate line item in our accompanying Consolidated Statements of Operations. The impairment was primarily driven by continued lower than expected results from that portion of our business, coupled with adverse market conditions. For additional information on this charge, including the steps of the analysis performed to arrive at the $50.0 million charge, see Item 8. Financial Statements and Supplementary Data, Note 1(j), Impairments of Long-Lived Assets and Goodwill.
Interest Expense, net

	For the Years Ended December 31,
			% Change		% Change
	2009	2008	2008 to 2009	2007	2007 to 2008
	(In thousands, excluding percentages)
Interest expense, net	$30,133	$31,090	(3.1)%	$29,523	5.3%
Amortization of financing costs and bond discounts	2,395	2,107	13.7%	1,641	28.4%

Total interest expense, net	$32,528	$33,197	(2.0)%	$31,164	6.5%

Percentage of revenues	6.6%	6.7%		8.2%
Interest expense, net. Although interest expense, net, for 2009 remained fairly constant when compared to 2008, it decreased by $0.8 million (2.7%) on a constant currency basis due to lower market interest rates and a reduction in amounts outstanding under our revolving credit facility.
During 2008, the increase in interest expense, net, was primarily due to our issuance of $100.0 million in senior subordinated notes — Series B (the “Series B Notes”) in July 2007 to partially finance the 7-Eleven ATM Transaction. This issuance resulted in $5.2 million of additional interest expense during the 2008 compared to 2007, excluding the amortization of the related discount and deferred financing costs. Partially offsetting the incremental interest associated with our Series B Notes were the lower average outstanding balances under our revolving credit facility and the overall decrease in floating interest rates under our revolving credit facility during 2008 compared to 2007.
Amortization of financing costs and bond discounts. The increase in the amortization of deferred financing costs and bond discounts during 2009 was a result of the additional financing costs incurred in connection with the amendment of our revolving credit facility in February 2009. The amendment, among other things, (i) authorizes our repurchase of common stock up to an aggregate of $10.0 million; (ii) increases the amount of aggregate “Investments” (as such term is defined in our revolving credit facility) that we may make in non wholly-owned subsidiaries from $10.0 million to $20.0 million and correspondingly increases the aggregate amount of Investments that we may make in subsidiaries that are not Loan Parties (as such term is defined in our revolving credit facility) from $25.0 million to $35.0 million; (iii) increases the maximum amount of letters of credit that may be issued under our revolving credit facility from $10.0 million to $15.0 million; and (iv) modifies the amount of capital expenditures that may be incurred on a rolling 12-month basis, as measured on a quarterly basis. Also contributing to the increased expense amount were our senior subordinated notes, as the deferred financing costs and discounts associated with these notes are amortized over the contractual term of the underlying borrowings utilizing the effective interest method.
During 2008, the amortization of deferred financing costs and bond discounts increased as a result of the additional financing costs incurred in connection with the issuance of the Series B Notes in July 2007 and amendments made to our revolving credit facility in March 2008 and May 2007 to modify certain covenants as well as the interest rate spreads on outstanding borrowings and other pricing terms and in July 2007 as part of the 7-Eleven ATM Transaction.

Other Expense (Income)

	For the Years Ended December 31,
			% Change		% Change
	2009	2008	2008 to 2009	2007	2007 to 2008
	(In thousands, excluding percentages)
Other expense (income)	$456	$93	390.3%	$(626)	(114.9)%

Percentage of revenues	0.1%	—		(0.2)%
Other expense in 2009 primarily related to our interest rate hedging activities during the year. During 2009, we entered into a number of interest rate swaps to hedge our exposure to changes in market rates of interest on our vault cash rental expense in the United Kingdom. The swaps were based on 1-month LIBOR, which was the rate in place under our vault cash agreement in the United Kingdom at the time. However, during the fourth quarter of 2009, our vault cash provider exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement to 3-month LIBOR. As a result of this change, we were no longer able to apply hedge accounting treatment to the underlying 1-month LIBOR interest rate swap transactions, and were required to record a $1.4 million unrealized loss through our income statement during the fourth quarter of 2009. Such amount represented the change in the mark-to-market values of the 1-month LIBOR swaps subsequent to the date that we were no longer able to apply hedge accounting treatment to those swaps. In December 2009, we entered into a series of additional trades, the effects of which were to offset the existing 1-month LIBOR swaps and establish new 3-month LIBOR swaps to match our underlying vault cash rental rate. The $1.4 million unrealized loss amount has been presented in the other expense line item in the accompanying Consolidated Statements of Operations since the underlying swaps were not deemed to be effective hedges of our underlying vault cash rental costs.
Partially offsetting the $1.4 million unrealized loss was the $0.8 million of other income related to the termination penalties payment received from one of our merchants, as mentioned above.
Other income for the year ended December 31, 2007 was comprised of $0.6 million of gains on the sale of the equity securities awarded to us in 2006 pursuant to the bankruptcy plan of reorganization for Winn-Dixie Stores, Inc., one of our merchant customers.
Income Tax Expense

	For the Years Ended December 31,
			% Change		% Change
	2009	2008	2008 to 2009	2007	2007 to 2008
	(In thousands, excluding percentages)
Income tax expense	$4,245	$989	329.2%	$4,477	(77.9)%

Effective tax rate	42.4%	(1.4)%		(19.1)%
Our income tax expense increased during 2009 when compared to 2008, primarily as a result of certain deferred tax benefits recorded in 2008 related to our United Kingdom operations that were not recorded during 2009. Effective December 31, 2008, we determined that a valuation allowance should be established for the net deferred tax asset balance in our United Kingdom jurisdiction, consistent with the policies in place with respect to our United States and Mexico jurisdictions. Accordingly, we do not expect to record any income tax benefits in our financial statements for any of our operating segments until it is more likely than not that such benefits will be utilized. Furthermore, due to the exclusion of certain deferred tax liability amounts from our ongoing analysis of our domestic net deferred tax asset position, we will likely continue to record additional valuation allowances for our domestic operations in 2010.
During 2008, our income tax expense decreased by $3.5 million compared to 2007. The decrease was primarily driven by the recording of $12.4 million in valuation allowances within our domestic provision during 2007, the result of which was a positive domestic income tax provision totaling $4.9 million for 2007. During 2008, we recorded an additional $3.8 million in valuation allowances related to our domestic operation. However, such amount was partially offset by additional tax benefits recorded in connection with our United Kingdom operations. Such tax benefits reflected the net amount by which our deferred tax liabilities exceeded our deferred tax assets in that portion of our business, as all remaining future net deferred tax benefits were fully reserved for in 2008 through the creation of a separate $1.6 million valuation allowance. The recording of such valuation allowances resulted in the negative effective tax rates reflected in the table above. Additionally, we recorded a contingent tax liability totaling $1.5 million in 2008 related to our United Kingdom operations, further contributing to the overall negative effective tax rates reflected above. Finally, approximately $17.0 million in potential tax loss benefits associated with the $50.0 million goodwill impairment charge recorded during the fourth quarter of 2008 have not been recognized as such loss benefits are not likely to be realized in the foreseeable future.

Liquidity and Capital Resources
Overview
As of December 31, 2009, we had approximately $10.4 million in cash and cash equivalents on hand and approximately $307.3 million in outstanding long-term debt and capital lease obligations.
Prior to December 2007, we had historically funded our operations primarily through cash flows from operations, borrowings under our credit facilities, private placements of equity securities, and the sale of bonds. However, in December 2007, we completed the initial public offering of 12,000,000 shares of our common stock. We have historically used cash to invest in additional operating ATMs, either through the acquisition of ATM networks or through organically generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess upfront cash flow to pay down borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position.
We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. The positive operating cash flows that we generated in 2009 enabled us to repay all amounts that were previously outstanding under our revolving credit facility. As we expect to continue to generate positive operating cash flows in 2010 and beyond, we believe that our available cash on hand will continue increase, enabling us to fund our future cash needs through operations rather than financing activities. See additional discussion under Financing Facilities below.
Operating Activities
Net cash provided by operating activities was $74.9 million, $16.2 million, and $55.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. The primary reason for the increase in 2009 when compared to 2008 was the generation of substantially higher operating profits in 2009 when compared to 2008, which contributed significantly to the increase in net cash provided by operating activities seen in 2009. Furthermore, the timing of changes in our working capital balances contributed to this increase, as we settled approximately $14.9 million less of payables and accrued liabilities than we did during 2008. The decrease in 2008 when compared to 2007 was also due to the timing of changes in our working capital balances, as we settled approximately $46.8 million more of payables and accrued liabilities than we did during 2007.
Investing Activities
Net cash used in investing activities totaled $26.0 million, $60.5 million, and $202.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease from 2008 to 2009 was due to the reduced level of property and equipment purchases in 2009, resulting from our decision to reduce capital spending during the year. The decrease from 2007 to 2008 was due to our acquisition of the 7-Eleven Financial Services Business in July 2007 for $137.3 million, which was partially offset by the $4.0 million in proceeds from the sale of our Winn-Dixie equity securities in January 2007 and $0.9 million of proceeds out of an escrow account associated with a previous acquisition received during 2007. Finally, although not reflected in our 2009 and 2007 statement of cash flows, we received the benefit of the disbursement of approximately $2.5 million and $5.7 million, respectively, of funds under financing facilities entered into by our majority-owned Mexican subsidiary, Cardtronics Mexico, for the purchase of ATMs. Such funds are not reflected in our Consolidated Statements of Cash Flows as they were not remitted by Cardtronics Mexico but rather remitted by the finance company, on our behalf, directly to our vendors.

Total capital expenditures, including exclusive license payments and site acquisition costs and purchases of equipment to be leased but excluding acquisitions, were $27.1 million, $60.1 million, and $71.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements as opposed to acquisitions. We expect that our capital expenditures for 2010 will total approximately $45.0 million, net of noncontrolling interest, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts and to build out our second cash depot facility in the United Kingdom. We expect such expenditures to be funded with cash generated from our operations. However, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material, such as the 7-Eleven ATM Transaction completed in July 2007. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.
Financing Activities
Net cash (used in) provided by financing activities was $(42.2) million, $34.5 million, and $158.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. In 2007 and 2008, we incurred incremental borrowings under our revolving credit facility to fund the higher level of capital expenditures during those periods, as discussed in Investing Activities section above. However, in 2009, we generated sufficient cash flows after capital expenditures that allowed us to repay all amounts previously outstanding under our revolving credit facility. The increased level in 2007 was primarily attributable to our issuance of $100.0 million in senior subordinated notes due in 2013 (the Series B Notes) and $42.7 million of additional borrowings under our revolving credit facility in July 2007 to finance the 7-Eleven ATM Transaction. Additionally, in December 2007, we completed our initial public offering of 12,000,000 shares of common stock, which generated net proceeds of approximately $110.1 million that were used to pay down debt previously outstanding under our revolving credit facility. Finally, although not reflected in our 2009 and 2007 statement of cash flows, we received the benefit of the disbursement of approximately $2.5 million and $5.7 million, respectively, of funds under financing facilities entered into by our majority-owned Mexican subsidiary, Cardtronics Mexico, for the purchase of ATMs. Such funds are not reflected in our consolidated statement of cash flows as they were not remitted to Cardtronics Mexico but rather remitted directly to our vendors by the finance company, on our behalf.
Financing Facilities
As of December 31, 2009, we had approximately $307.3 million in outstanding long-term debt and capital lease obligations, which was comprised of (i) approximately $297.2 million (net of discounts of $2.8 million) of our senior subordinated notes, (ii) approximately $9.8 million in notes payable outstanding under equipment financing lines of our Mexico subsidiary, and (iii) approximately $0.2 million in capital lease obligations.
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

As of December 31, 2009, no amounts were outstanding under the facility; however, we had posted $4.7 million in letters of credit under the facility. As of December 31, 2009, we were in compliance with all covenants contained within the facility and had the ability to borrow an additional $170.3 million under the facility based on such covenants.
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
Senior Subordinated Notes. In August 2005, we issued $200.0 million of 9.25% senior subordinated notes (the “Series A Notes”). In July 2007, we issued $100.0 million of 9.25% senior subordinated notes — Series B (the “Series B Notes”, or, collectively with the Series A Notes, the “Notes”). Both the Series A Notes and the Series B Notes were originally issued pursuant to Rule 144A of the Securities Act of 1933 but were subsequently registered with the SEC in October 2006 and July 2008, respectively. The Notes are subordinate to borrowings made under the revolving credit facility, mature in August 2013, and carry a 9.25% coupon. Interest is paid semiannually in arrears on February 15th and August 15th of each year. The Notes, which are guaranteed by our domestic subsidiaries, contain certain covenants that, among other things, limit our ability to incur additional indebtedness and make certain types of restricted payments, including dividends. Under the terms of the indenture, as of August 15, 2009, we are allowed to redeem all or a part of the Notes at the redemption prices set forth by the indenture plus any accrued and unpaid interest.
As of December 31, 2009, we were in compliance with all applicable covenants required under the Notes.
Other Borrowing Facilities
•	Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. Such facility, which bears interest at 1.75% over the bank’s base rate (0.5% as of December 31, 2009) and is secured by a letter of credit posted under the our revolving credit facility, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of December 31, 2009, there was no balance outstanding under this overdraft facility. The amount outstanding under the overdraft facility as of December 31, 2008 was approximately £99,000 ($145,000) and is reflected in accounts payable in our Consolidated Balance Sheets, as any borrowings are automatically repaid once cash deposits are made to the underlying bank accounts.

•	Cardtronics Mexico equipment financing agreements. Between 2006 and 2009, Cardtronics Mexico entered into nine separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.57%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of December 31, 2009, approximately $128.0 million pesos ($9.8 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the equipment financing agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of December 31, 2009, the total amount of the guarantees was $65.3 million pesos ($5.0 million U.S.).

•	Capital lease agreements. In connection with the 7-Eleven ATM Transaction, we assumed certain capital and operating lease obligations for approximately 2,000 ATMs. We currently have $0.4 million in letters of credit under our revolving credit facility in favor of the lessors under these assumed equipment leases. These letters of credit reduce the available borrowing capacity under our revolving credit facility. As of December 31, 2009, the principal balance of our capital lease obligations totaled $0.2 million.

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
Contractual Obligations
The following table and discussion reflect our significant contractual obligations and other commercial commitments as of December 31, 2009:

	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)
Long-term financings:
Principal (1)	$2,122	$2,860	$2,360	$301,326	$1,142	$—	$309,810
Interest (2)	28,685	28,423	28,121	27,938	56	—	113,223
Operating leases	2,598	2,089	1,978	1,946	3,919	5,163	17,693
Merchant space leases	2,401	2,345	2,288	2,189	365	117	9,705
Capital leases (3)	240	—	—	—	—	—	240
Other (4)	1,100	—	—	—	—	—	1,100

Total contractual obligations	$37,146	$35,717	$34,747	$333,399	$5,482	$5,280	$451,771

(1)	Represents the $300.0 million face value of our senior subordinated notes and $9.8 million outstanding under our Mexico equipment financing facilities.

(2)	Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2009.

(3)	Includes interest related to the capital lease obligations.

(4)	Represents commitment to purchase $1.1 million of ATM equipment from one of our primary ATM suppliers during 2010.
Critical Accounting Policies and Estimates
Our consolidated financial statements included in this 2009 Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Item 8. Financial Statements and Supplementary Data, Note 1, Basis of Presentation and Summary of Significant Accounting Policies.
Goodwill and Intangible Assets. We have accounted for our acquisitions of the 7-Eleven Financial Services Business, E*TRADE Access, Bank Machine, ATM National, LLC, and Deposit Solutions, Inc. as business combinations. Additionally, due to our purchase of a majority (51.0%) interest in CCS Mexico (i.e., Cardtronics Mexico), we have accounted for this acquisition as a business combination as well. Accordingly, the amounts paid for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. Intangible assets that met the criteria established by U.S. GAAP for recognition apart from goodwill included the acquired ATM operating agreements and related customer relationships, a branding agreement acquired in the 7-Eleven ATM Transaction, the Bank Machine and Allpoint (via the ATM National, Inc. acquisition) trade names, and the non-compete agreements entered into in connection with the CCS Mexico and Deposit Solutions, Inc. acquisitions.

The excess of the cost of the above acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed is reflected as goodwill in our consolidated financial statements. As of December 31, 2009, our goodwill balance totaled $165.2 million, $84.5 million of which related to our acquisition of E*TRADE Access, $62.2 million of which related to our acquisition of the 7-Eleven Financial Services Business, and $14.0 million of which related to our acquisition of Bank Machine. The remaining balance was comprised of goodwill related to our acquisition of ATM National LLC and our purchase of a majority interest in Cardtronics Mexico. Other intangible assets, net, totaled $89.0 million as of December 31, 2009, and included the intangible assets described above, as well as deferred financing costs, exclusive license agreements, and upfront merchant site acquisition costs.
Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead tested at least annually for impairment, and intangible assets that have finite useful lives are amortized over their estimated useful lives. We follow the specific guidance provided in U.S. GAAP for testing goodwill and other non-amortized intangible assets for impairment. The guidance requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Furthermore, this requirement exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future.
We evaluate the recoverability of our goodwill and non-amortized intangible assets by estimating the future discounted cash flows of the reporting units to which the goodwill and non-amortized intangible assets relate. We use discount rates corresponding to our cost of capital, risk-adjusted as appropriate, to determine the discounted cash flows, and consider current and anticipated business trends, prospects, and other market and economic conditions when performing our evaluations. These evaluations are performed on an annual basis at a minimum, or more frequently based on the occurrence of events that might indicate a potential impairment. Examples of events that might indicate impairment include, but are not limited to, the loss of a significant contract or a material change in the terms or conditions of a significant contract. During the year ended December 31, 2008, we recorded a goodwill impairment charge of approximately $50.0 million associated with our United Kingdom reporting unit. For additional information on this impairment charge, see Item 8. Financial Statements and Supplementary Data, Note 1(j) Impairment of Long-Lived Assets and Goodwill; Goodwill and other indefinite lived intangible assets.
Valuation of Long-lived Assets. We place significant value on the installed ATMs that we own and manage in merchant locations and the related acquired merchant contracts/relationships. Long-lived assets, such as property and equipment and purchased contract intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We test our acquired merchant contract/relationship intangible assets for impairment quarterly, along with the related ATMs, on an individual contract/relationship basis for our significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships.
In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition, (ii) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new bank branding arrangements, and (iii) estimates regarding our ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. During the years ended December 31, 2009, 2008, and 2007, we recorded approximately $1.2 million, $0.4 million, and $5.7 million, respectively, in additional amortization expense related to the impairments of certain previously-acquired merchant contract/relationship intangible assets associated with our U.S. reporting segment.

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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event we do not believe we will be able to utilize the related tax benefits associated with deferred tax assets, we record valuation allowances to reserve for the assets. During the year ended December 31, 2009, we released approximately $1.9 million in valuation allowances associated with our United States and Mexico operations to offset current taxable income amounts in those jurisdictions. In the United Kingdom, we established an additional $0.9 million in valuation allowances in 2009 to reserve for various deferred tax assets associated with that operation. During the year ended December 31, 2008, we recorded $3.8 million in valuation allowances to reserve for various deferred tax assets associated with our domestic operation, and did not recognize approximately $1.7 million in income tax benefits related to our United Kingdom and Mexico operations as a result of their uncertain future utilization. Furthermore, approximately $17.0 million in potential tax loss benefits associated with the $50.0 million goodwill impairment charge recorded during the fourth quarter of 2008 have not been recognized as such loss benefits are not likely to be realized in the foreseeable future.
Asset Retirement Obligations. We estimate the fair value of future retirement obligations associated with our ATMs, including costs associated with deinstalling the ATMs and, in some cases, refurbishing the related merchant locations. Such estimates are based on a number of assumptions, including (i) the types of ATMs that are installed, (ii) the relative mix where those ATMs are installed (i.e., whether such ATMs are located in single-merchant locations or in locations associated with large, geographically-dispersed retail chains), and (iii) whether we will ultimately be required to refurbish the merchant store locations upon the removal of the related ATMs. Additionally, we are required to make estimates regarding the timing of when such retirement obligations will be incurred.
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
Share-Based Compensation. We calculate the fair value of stock-based instruments awarded to employees and directors on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including (i) the number of awards that may ultimately be forfeited by the recipients, (ii) the expected term of the underlying awards, and (iii) the future volatility associated with the price of our common stock. Such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2009, are outlined in detail in Item 8, Financial Statements and Supplementary Data, Note 4, Stock-Based Compensation.
Derivative Financial Instruments. We recognize all of our derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (i) whether such instruments have been designated (and qualify) as part of a hedging relationship and (ii) on the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These instruments are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. As of December 31, 2009, the majority of our derivatives were designated as cash flow hedges, and, accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive loss line in the accompanying Consolidated Balance Sheet. Additionally, as of December 31, 2009, we had derivatives that were designated as economic hedges, for which the gain or loss was recognized in the Consolidated Statements of Operations during the current period. See Item 8, Financial Statements and Supplementary Data, Note 17, Derivative Financial Instruments for more details on our derivative financial instrument transactions.

New Accounting Pronouncements Issued but Not Yet Adopted
For information on new accounting pronouncements that had been issued as of December 31, 2009 but not yet adopted by us, see Item 8. Financial Statement and Supplementary Data, Note 1(v), New Accounting Pronouncements.
Commitments and Contingencies
We are subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows. See Item 8. Financial Statement and Supplementary Data, Note 16, Commitments and Contingencies for additional details regarding our commitments and contingencies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure about Market Risk
Interest Rate Risk
Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the United States, the United Kingdom, and Mexico. In the United States and the United Kingdom, we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on LIBOR. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Mexican Interbank Rate.
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

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
United States	United Kingdom	Consolidated(1)	Fixed Rate	Term
	(In thousands)
$600,000	£75,000	$721,659	3.88%	January 1, 2010 – December 31, 2010
$550,000	£75,000	$671,659	3.60%	January 1, 2011 – December 31, 2011
$350,000	£50,000	$431,106	3.76%	January 1, 2012 – December 31, 2012
$100,000	£25,000	$140,553	3.97%	January 1, 2013 – December 31, 2013

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at $1.622115 to £1.00, which was the exchange rate in effect as of December 31, 2009.

The following table presents a hypothetical sensitivity analysis of our vault cash interest expense based on our outstanding vault cash balances as of December 31, 2009 and assuming a 100 basis point increase in interest rates:

							Additional Interest Incurred on
				Additional Interest Incurred on			100 Basis Point Increase
				100 Basis Point Increase			(Including Impact of All
	Vault Cash Balance as of			(Excluding Impact of			Interest Rate Swaps
	December 31, 2009			Interest Rate Swaps)			Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$895.4	$895.4		$9.0	$9.0		$3.0	$3.0
United Kingdom		£120.1	194.9		£1.2	1.9		£0.5	0.7
Mexico	p $	538.8	41.3	p $	5.4	0.4	p $	5.4	0.4

Total			$1,131.6			$11.3			$4.1

As of December 31, 2009, we had a net liability of $34.6 million recorded in our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. The vast majority of these swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. As previously discussed, certain interest rate swaps in the United Kingdom are not accounted for as cash flow hedges. Accordingly, changes in the fair values of such swaps are recorded in other expense (income) in the accompanying Consolidated Statements of Operations. However, due to certain offsetting interest rate swap transactions that were entered into in December 2009, changes in the values of these swaps are not expected to have a significant impact on our ongoing results of operations. Finally, as a result of our overall net loss position for tax purposes, we have not recorded any deferred taxes on the loss amounts related to our interest rate swap cash flow hedges, as it is more likely than not that we will be unable to realize the related deferred tax assets.
Net amounts paid or received under our cash flow hedges are recorded as adjustments to our “Cost of ATM operating revenues” in the accompanying Consolidated Statements of Operations, as we utilize the interest rate swaps to economically hedge exposure to variable interest rates charged on outstanding vault cash balances, a cost of revenues activity. During the years ended December 31, 2009, 2008, and 2007, the gains or losses as a result of ineffectiveness associated with our existing cash flow hedges were immaterial. However, we did record $1.4 million in unrealized losses in 2009 associated with changes in the mark-to-market values of certain interest rate swap contracts in the United Kingdom that do not qualify as cash flow hedges. As of December 31, 2009, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in the Mexico.
Interest expense. Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Although no amount was outstanding under our revolving credit facility as of December 31, 2009, there is no guarantee that we will not borrow amounts in the future, and, in the event we borrow amounts and interest rates significantly increased, the interest that we would be required to pay could be material.
Outlook. We anticipate that the continued low short-term interest rates in the United States will serve to reduce the interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, the impact on our financial statements from significant increase in interest rates would be somewhat mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the United States and the United Kingdom.

Other. While the carrying amount of our cash and cash equivalents and other current assets and liabilities approximates fair value due to the relatively short maturities of these instruments, we are exposed to changes in market values of our investments and long-term debt. As discussed above, our interest rate swaps are recorded at fair value as of December 31, 2009. In addition, in the event we have an amount of borrowings outstanding under our revolving credit facility, such amount approximates fair value due to the fact that these borrowings are subject to floating market interest rates. Conversely, the carrying amount of our $300.0 million, fixed-rate, senior subordinated notes was $297.2 million as of December 31, 2009, compared to a fair value of $308.3 million. The fair value of our senior subordinated notes as of December 31, 2009 was based on the quoted market price for such notes.
Foreign Currency Exchange Risk
Due to our acquisition of Bank Machine in 2005 and our acquisition of a majority interest in Cardtronics Mexico in 2006, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of December 31, 2009, such translation loss totaled approximately $24.4 million compared to approximately $31.9 million as of December 31, 2008.
During 2008 and 2009, our results were negatively impacted by decreases in the value of the British pound relative to the United States dollar. Conversely, our results in 2007 were positively impacted by increases in the value of the British pound relative to the United States dollar. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the United States dollar and the British pound.) Additionally, we experienced a similar negative impact from the changes in the value of the Mexican peso relative to the United States dollar in 2009. A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, the effect upon Bank Machine’s operating income for the year ended December 31, 2009 would have been immaterial. Similarly, a sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the Mexican peso for the year ended December 31, 2009, the effect upon Cardtronics Mexico’s operating income would have been $0.1 million. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.
During 2009, our United Kingdom operations began to generate cash flows from operations that exceeded our capital growth needs. This excess cash was used to repay certain advances and intercompany debt. Prior to 2009, most of the United Kingdom’s intercompany payable balances to the United States parent (Cardtronics, Inc.) had been deemed to be long-term in nature and were previously revalued to other comprehensive income (loss) as our United Kingdom operations had not generated sufficient cash flows to cover its operational and capital expansion needs. Due to the improved financial performance and lower capital expenditures of the United Kingdom operations during 2009, we now expect that these operations will continue to generate excess cash flows beyond its operational and capital expansion needs that will allow them to further pay down the intercompany balances. Therefore, we have now designated certain of our intercompany balances as short-term in nature, and the changes in these balances are now translated in our Consolidated Statements of Operations. As a result, we are now exposed to foreign currency exchange risk as it relates to our intercompany balances for which we expect repayments in the near-term. As of December 31, 2009, the intercompany payable balance from our United Kingdom operations to the parent totaled $120.0 million, of which $7.3 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, the effect upon Bank Machine’s operating income for the year ended December 31, 2009 would have been $4.8 million.
We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cardtronics, Inc.:
We have audited Cardtronics Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardtronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Cardtronics Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardtronics Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2009, and our report dated March 3, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 3, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cardtronics, Inc.:
We have audited the accompanying consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardtronics, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 3, 2010

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,449	$3,424
Accounts and notes receivable, net of allowance of $560 and $504 as of December 31, 2009 and 2008, respectively	27,700	25,317
Inventory	2,617	3,011
Restricted cash, short-term	3,452	2,423
Prepaid expenses, deferred costs, and other current assets	8,850	17,273

Total current assets	53,068	51,448
Property and equipment, net	147,348	153,430
Intangible assets, net	89,036	108,327
Goodwill	165,166	163,784
Prepaid expenses, deferred costs, and other assets	5,786	3,839

Total assets	$460,404	$480,828

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and notes payable	$2,122	$1,373
Current portion of capital lease obligations	235	757
Current portion of other long-term liabilities	26,047	24,302
Accounts payable	12,904	17,212
Accrued liabilities	57,583	55,174
Current portion of deferred tax liability, net	1,513	—

Total current liabilities	100,404	98,818
Long-term liabilities:
Long-term debt, net of related discounts	304,930	344,816
Capital lease obligations	—	235
Deferred tax liability, net	13,858	11,673
Asset retirement obligations	24,003	21,069
Other long-term liabilities	18,499	23,967

Total liabilities	461,694	500,578

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 46,238,028 and 45,642,282 shares issued as of December 31, 2009 and December 31, 2008, respectively; 40,900,532 and 40,636,533 shares outstanding as of December 31, 2009 and December 31, 2008, respectively	4	4
Subscriptions receivable (at face value)	—	(34)
Additional paid-in capital	200,323	194,101
Accumulated other comprehensive loss, net	(57,618)	(64,025)
Accumulated deficit	(96,922)	(102,199)
Treasury stock; 5,337,496 and 5,005,749 shares at cost as of December 31, 2009 and December 31, 2008, respectively	(48,679)	(48,221)

Total parent stockholders’ deficit	(2,892)	(20,374)
Noncontrolling interests	1,602	624

Total stockholders’ deficit	(1,290)	(19,750)

Total liabilities and stockholders’ deficit	$460,404	$480,828

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
ATM operating revenues	$483,138	$475,800	$365,322
ATM product sales and other revenues	10,215	17,214	12,976

Total revenues	493,353	493,014	378,298
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	333,907	362,916	281,705
Cost of ATM product sales and other revenues	10,567	15,625	11,942

Total cost of revenues	344,474	378,541	293,647
Gross profit	148,879	114,473	84,651
Operating expenses:
Selling, general, and administrative expenses	41,527	39,068	29,357
Depreciation and accretion expense	39,420	39,164	26,781
Amortization expense	18,916	18,549	18,870
Loss on disposal of assets	6,016	5,807	2,485
Goodwill impairment charge	—	50,003	—

Total operating expenses	105,879	152,591	77,493
Income (loss) from operations	43,000	(38,118)	7,158
Other expense (income):
Interest expense, net	30,133	31,090	29,523
Amortization of deferred financing costs and bond discounts	2,395	2,107	1,641
Other expense (income)	456	93	(626)

Total other expense	32,984	33,290	30,538
Income (loss) before income taxes	10,016	(71,408)	(23,380)
Income tax expense	4,245	989	4,477

Net income (loss)	5,771	(72,397)	(27,857)
Net income (loss) attributable to noncontrolling interests	494	(1,022)	(376)

Net income (loss) attributable to controlling interests	5,277	(71,375)	(27,481)
Preferred stock conversion and accretion expense	—	—	36,272

Net income (loss) attributable to controlling interests and available to common stockholders	$5,277	$(71,375)	$(63,753)

Net income (loss) per common share – basic and diluted	$0.13	$(1.84)	$(4.13)

Weighted average shares outstanding – basic	39,244,057	38,800,782	15,423,744

Weighted average shares outstanding – diluted	39,896,366	38,800,782	15,423,744

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Common Stock, par value $0.0001 per share:
Balance at beginning of year	$4	$4	$—
Capital stock issued in initial public offering	—	—	1
Capital stock issued in Series B preferred stock conversion	—	—	2
Stock split in conjunction with initial public offering	—	—	1

Balance at end of year	$4	$4	$4

Subscriptions Receivable:
Balance at beginning of year	$(34)	$(229)	$(324)
Repayment of subscriptions	34	195	95

Balance at end of year	$—	$(34)	$(229)

Additional Paid in Capital:
Balance at beginning of year	$194,101	$190,508	$2,857
Capital stock issued in initial public offering, net of offering costs	—	—	109,757
Capital stock issued in Series B preferred stock conversion	—	—	76,844
Other issuance of capital stock	1,595	77	—
Series B preferred stock conversion (see Note 14)	—	—	36,021
Series B preferred stock conversion charge (see Note 14)	—	—	(36,021)
Stock-based compensation charges	4,627	3,516	1,050

Balance at end of year	$200,323	$194,101	$190,508

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	$(64,025)	$(4,518)	$11,658
Other comprehensive income (loss)	6,407	(59,507)	(16,176)

Balance at end of year	$(57,618)	$(64,025)	$(4,518)

Accumulated Deficit:
Balance at beginning of year	$(102,199)	$(30,824)	$(3,092)
Preferred stock issuance cost accretion	—	—	(251)
Distributions	—	—	—
Net income (loss) attributable to controlling interests	5,277	(71,375)	(27,481)

Balance at end of year	$(96,922)	$(102,199)	$(30,824)

Treasury Stock:
Balance at beginning of year	$(48,221)	$(48,221)	$(48,267)
Issuance of capital stock	—	—	46
Purchase of treasury stock	(458)	—	—

Balance at end of year	$(48,679)	$(48,221)	$(48,221)

Total parent stockholders’ (deficit) equity	$(2,892)	$(20,374)	$106,720

Noncontrolling interests:
Balance at beginning of year	$624	—	111
Net income (loss) attributable to noncontrolling interests	494	(1,022)	(376)
Contributions from noncontrolling interest partner	526	1,662	264
Foreign currency translation adjustments	(42)	(16)	1

Balance at end of year	1,602	624	—

Total stockholders’ (deficit) equity	(1,290)	(19,750)	106,720

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Net income (loss)	$5,771	$(72,397)	$(27,857)

Foreign currency translation adjustments	7,453	(40,999)	2,415
Unrealized losses on interest rate cash flow hedges	(1,046)	(18,508)	(18,093)
Unrealized gains on available-for-sale securities, net of taxes of $293	—	—	(498)

Other comprehensive income (loss)	6,407	(59,507)	(16,176)

Total comprehensive income (loss)	12,178	(131,904)	(44,033)
Less: comprehensive income (loss) attributable to noncontrolling interests	540	(781)	(371)

Comprehensive income (loss) attributable to controlling interests	$11,638	$(131,123)	$(43,662)

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$5,771	$(72,397)	$(27,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	58,336	57,713	45,651
Goodwill impairment charge	—	50,003	—
Amortization and write-off of financing costs and bond discounts	2,395	2,107	1,641
Stock-based compensation expense	4,620	3,516	1,050
Deferred income taxes	3,729	705	4,366
Gain on sale of Winn-Dixie equity securities	—	—	(569)
Loss on disposal of assets	6,016	5,807	2,485
Unrealized losses on derivative instruments	1,437	—	—
Other reserves and non-cash items	(4,517)	(7,664)	(2,476)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable, net	(2,479)	(3,489)	(905)
(Increase) decrease in prepaid, deferred costs, and other current assets	(7,255)	(6,373)	630
(Increase) decrease in inventory	(1,111)	(1,131)	3,412
(Increase) decrease in notes receivable, net	53	(41)	20
Decrease (increase) in other assets	1,710	1,065	(19,787)
(Decrease) increase in accounts payable	(3,923)	(5,265)	15,995
(Decrease) increase in accrued liabilities	166	(4,928)	20,655
(Decrease) increase in other liabilities	(4,584)	(3,410)	10,797

Net cash provided by operating activities	74,874	16,218	55,108

Cash flows from investing activities:
Additions to property and equipment	(25,770)	(59,279)	(67,966)
Proceeds from sale of property and equipment	—	—	3
Payments for exclusive license agreements and site acquisition costs	(261)	(854)	(2,993)
Additions to equipment to be leased to customers	—	—	(548)
Principal payments received under direct financing leases	—	17	34
Acquisitions, net of cash acquired	—	(360)	(135,009)
Proceeds from sale of Winn-Dixie equity securities	—	—	3,950

Net cash used in investing activities	(26,031)	(60,476)	(202,529)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	55,882	126,836	187,744
Repayments of long-term debt and capital leases	(99,212)	(89,323)	(140,765)
(Repayments of) proceeds from borrowing under bank overdraft facility, net	(142)	(3,541)	642
Issuance of capital stock	—	—	111,600
Payments received on subscriptions receivable	34	195	95
Proceeds from exercises of stock options	1,596	362	46
Noncontrolling interest stockholder capital contributions	526	1,662	264
Equity offering costs	—	(1,489)	(618)
Debt issuance and modification costs	(458)	(195)	(853)
Repurchase of common stock	(458)	—	—

Net cash (used in) provided by financing activities	(42,232)	34,507	158,155

Effect of exchange rate changes on cash	414	(264)	(13)

Net (decrease) increase in cash and cash equivalents	7,025	(10,015)	10,721

Cash and cash equivalents at beginning of year	3,424	13,439	2,718

Cash and cash equivalents at end of year	$10,449	$3,424	$13,439

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$30,468	$31,973	$26,521
Cash paid for income taxes	300	220	27
Fixed assets financed by direct debt	2,499	—	5,683
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Summary of Significant Accounting Policies
(a) Description of Business
Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of December 31, 2009, the Company operated over 33,400 devices across its portfolio, with devices located in all 50 states of the United States (“U.S.”) and in Puerto Rico, over 2,600 devices throughout the United Kingdom (“U.K.”), and over 2,600 devices throughout Mexico. Within the United States, the Company operates approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), and money transfers.
The Company typically partners with large, nationally-known retail merchants under multi-year agreements to place its ATMs and kiosks within their store locations. In doing so, the Company provides its retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that the Company’s devices will be utilized. Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties.
In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., SunTrust Banks, Inc., Sovereign Bank, and HSBC Bank USA, N.A. As of December 31, 2009, approximately 11,100 of the Company’s devices were under contract with financial institutions to place their logos on those machines, thus providing convenient surcharge-free access for their banking customers. The Company also owns and operates the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 37,000 participating ATMs, including a majority of the Company’s ATMs in the United States and all of the Company’s ATMs in the United Kingdom, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.
(b) Basis of Presentation and Consolidation
The consolidated financial statements presented include the accounts of Cardtronics, Inc. and its wholly- and majority-owned and controlled subsidiaries. Because the Company owns a majority (51.0%) interest in and absorbs a majority of the losses or returns of Cardtronics Mexico, this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a noncontrolling interest effective January 1, 2009 (previously shown as minority interest). All material intercompany accounts and transactions have been eliminated in consolidation.
In management’s opinion, all adjustments necessary for a fair presentation of the Company’s current and prior period results have been made, including those described in Note 2, Revision of Prior Period Financial Statements. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s total reported net loss or stockholders’ deficit.

The Company presents “Cost of ATM operating revenues” and “Gross profit” within its consolidated financial statements exclusive of depreciation, accretion, and amortization expenses. The following table sets forth the amounts excluded from cost of ATM operating revenues and gross profit during the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$32,595	$33,821	$24,200
Amortization expense	18,916	18,549	18,870

Total depreciation, accretion, and amortization expenses excluded from cost of ATM operating revenues and gross profit	$51,511	$52,370	$43,070

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
(d) Cash and Cash Equivalents
For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as restricted cash in current or non-current assets on the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be used. As of December 31, 2009 and 2008, there was $3.5 million and $2.4 million, respectively, of restricted cash in current assets and $329,000 and $326,000, respectively, in other non-current assets. Current restricted cash consisted of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Non-current restricted cash represented a certificate of deposit held at one of the banks utilized to provide cash for the Company’s ATMs and funds held at one of the banks utilized by the Company in its provision of automated consumer financial services at its multi-function device locations.
(e) Cash Management Program
The Company relies on agreements with Bank of America, N.A. (“Bank of America”), Palm Desert National Bank (“PDNB”), and Wells Fargo, National Association (“Wells Fargo”) to provide the cash that it uses in its domestic devices in which the related merchants do not provide their own cash. Additionally, the Company relies on Alliance & Leicester Commercial Bank (“ALCB”) in the United Kingdom and Bansi, S.A. Institución de Banca Multiple (“Bansi”) in Mexico to provide it with its ATM cash needs. The Company pays a fee for its usage of this cash based on the total amount of cash outstanding at any given time, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the devices. At all times, beneficial ownership of the cash is retained by the cash providers, and the Company has no access or right to the cash except for those ATMs that are serviced by the Company’s wholly-owned armored courier operation in the United Kingdom. While such armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. The Company’s domestic vault cash agreements with Bank of America, PDNB, and Wells Fargo currently extend through October 2011, December 2013, and July 2011, respectively. (See Note 20, Concentration Risk for additional information on the concentration risk associated with the Company’s arrangements with Bank of America and Wells Fargo.) With respect to its United Kingdom operations, the Company’s current agreement with ALCB does not expire until September 2011. Finally, the Company extended its agreement in Mexico with Bansi in February 2010, which now expires in March 2011. Based on the foregoing, such cash, and the related obligations, are not reflected in the accompanying consolidated financial statements. The amount of cash in the Company’s devices was approximately $1.1 billion and $1.0 billion as of December 31, 2009 and 2008, respectively.

(f) Accounts Receivable, including Allowance for Doubtful Accounts
Accounts receivable are primarily comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based on an analysis of its past due accounts. All balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2009 and 2008, the Company recorded approximately $140,000 and $260,000, respectively, of bad debt expense. The amount charged to bad debt expense was nominal during the year ended December 31, 2007.
(g) Inventory
Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)
ATMs	$1,624	$1,614
ATM parts and supplies	1,016	1,764

Total	2,640	3,378
Less: Inventory reserves	(23)	(367)

Net inventory	$2,617	$3,011

(h) Property and Equipment, net
Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. The cost of property and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease or the acquisition date if the leases were assumed in an acquisition. Also included in property and equipment are new ATMs and/or financial services kiosks and the associated equipment the Company has acquired for future installation. Such devices are held as “deployments in process” and are not depreciated until actually installed. Depreciation expense for property and equipment for the years ended December 31, 2009, 2008, and 2007 was $37.4 million, $37.5 million, and $25.7 million, respectively. These amounts include the amortization expense associated with the assets under capital leases that were assumed by the Company in its acquisition of the financial services business of 7-Eleven, Inc. (the “7-Eleven ATM Transaction”) in 2007. See Note 1(l), Asset Retirement Obligations, for additional information on asset retirement obligations associated with the Company’s devices.
Maintenance on the Company’s domestic and Mexico devices is typically performed by third parties and is incurred as a fixed fee per month per device. Accordingly, such amounts are expensed as incurred. In the United Kingdom, maintenance is performed by in-house technicians.
(i) Goodwill and Other Intangible Assets
The Company’s intangible assets include merchant contracts/relationships and a branding agreement acquired in connection with acquisitions of ATM and kiosk-related assets (i.e., the right to receive future cash flows related to transactions occurring at these merchant locations), exclusive license agreements and site acquisition costs (i.e., the right to be the exclusive ATM or kiosk service provider, at specific locations, for the time period under contract with a merchant customer), non-compete agreements, deferred financing costs relating to the Company’s credit agreements (Note 11, Long-Term Debt), and the Bank Machine and Allpoint trade names acquired. Additionally, the Company has goodwill related to the acquisitions of E*TRADE Access, Bank Machine, ATM National, Cardtronics Mexico, and the financial services business of 7-Eleven (the “7-Eleven Financial Services Business”).

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
Goodwill and the acquired Bank Machine and Allpoint trade names are not amortized, but instead are periodically tested for impairment, at least annually, and whenever an event occurs that indicates that an impairment may have occurred. See Note 1(j), Impairment of Long-Lived Assets and Goodwill, below for additional information on the Company’s impairment testing of long-lived assets and goodwill.
(j) Impairment of Long-Lived Assets and Goodwill
Long-lived assets. The Company places significant value on the installed devices that it owns and manages in merchant locations as well as the related acquired merchant contracts/relationships and the branding agreement acquired in the 7-Eleven ATM Transaction. Long-lived assets, such as property and equipment and purchased contract intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company tests its acquired merchant contract/relationship intangible assets for impairment, along with the related devices, on an individual contract/relationship basis for the Company’s significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships.
In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, the Company analyzes a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition, (ii) estimates regarding the Company’s ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional devices, and the generation of incremental revenues from increased surcharges and/or new branding arrangements, and (iii) estimates regarding the Company’s ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related devices, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction (e.g., branding revenue). A portfolio of purchased contract intangibles, including the related devices, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction (e.g., branding revenue). Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, the Company evaluates the recoverability of the intangible asset, and the related devices, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible and intangible assets exceeded the calculated fair value. The Company recorded approximately $1.2 million, $0.4 million, and $5.7 million in additional amortization expense during the years ended December 31, 2009, 2008, and 2007, respectively, related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with its United States reporting segment.

Goodwill and other indefinite lived intangible assets. The Company reviews the carrying amount of its goodwill and indefinite lived intangible assets for impairment at least annually and more frequently if conditions warrant. Under U.S. GAAP, goodwill and indefinite lived intangible assets should be tested for impairment at the reporting unit level, which in the Company’s case involves five separate reporting units — (i) the Company’s domestic reporting segment; (ii) the acquired Bank Machine operations; (iii) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (iv) the acquired ATM National operations; and (v) the 7-Eleven Financial Services Business (see Note 3, Acquisitions). For each reporting unit, the carrying amount of the net assets associated with the applicable reporting unit is compared to the estimated fair value of such reporting unit as of the testing date (i.e., December 31, 2009). When estimating fair values of a reporting unit for its goodwill impairment test, the Company utilizes a combination of the income approach and market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows, which have been discounted using a weighted-average cost of capital rate for each reporting unit. The market approach provides an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, is then compared to the fair value of the Company as a whole, as determined based on the market approach. If such amounts are consistent, the estimated fair values for each reporting unit, as derived from the income approach, are utilized.
All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management. The primary assumptions used in the income approach are estimated cash flows, the weighted average cost of capital for each reporting unit, and valuation multiples assigned to the earnings before interest expense, income taxes, deprecation and accretion expense, and amortization expense (“EBITDA”) amounts of each reporting unit in order to assess the terminal value for each reporting unit. Estimated cash flows are primarily based on the Company’s projected revenues, operating costs, and capital expenditures and are discounted based on comparable industry average rates for the weighted-average cost of capital for each reporting unit. The Company utilized discount rates based on weighted-average cost of capital amounts ranging from 14.6% to 15.0% when estimating the fair values of its reporting units as of December 31, 2009. With respect to the EBITDA multiples utilized in assessing the terminal value of each of its reporting units, the Company analyzed current and historical valuation multiples assigned to a number of its industry peer group companies. The estimated combined fair value of all reporting units as of December 31, 2009, resulted in an implied control premium of approximately 3%.
Based on the results of the impairment analysis performed for the year ended December 31, 2009, the Company determined that no goodwill impairment existed as of December 31, 2009, and the fair values of its reporting units substantially exceeded the carrying values of such reporting units. However, the Company’s impairment analysis for the year ended December 31, 2008 indicated that the carrying amount of the goodwill associated with its United Kingdom reporting unit exceeded the estimated fair value of such goodwill balance. As a result, the Company recorded a $50.0 million non-cash impairment charge to reduce the carrying value of the goodwill balance associated with its United Kingdom operations as of December 31, 2008. Such charge is reflected as a separate line item in the accompanying Consolidated Statements of Operations. The impairment was primarily driven by continued lower than expected results from that portion of our business, coupled with adverse market conditions. The $50.0 million charge represented approximately 80% of the pre-impaired goodwill balance associated with the Company’s United Kingdom reporting unit and approximately 23.5% of the pre-impaired consolidated goodwill balance as of December 31, 2008. As of December 31, 2009, the Company had $165.2 million in goodwill and $3.4 million of indefinite lived intangible assets reflected in its Consolidated Balance Sheet.
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

(l) Asset Retirement Obligations
Under U.S. GAAP, the Company is required to estimate the fair value of future retirement costs associated with its ATMs and recognize this amount as a liability in the period in which it is incurred and can be reasonably estimated. The Company’s estimates of fair value involve discounted future cash flows. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the depreciation and accretion expense line in the accompanying consolidated financial statements. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. Additionally, the Company capitalizes the initial estimated fair value amount as part of the carrying amount of the related long-lived asset and depreciates the amount over the asset’s estimated useful life. Additional information regarding the Company’s asset retirement obligations is included in Note 12, Asset Retirement Obligations.
(m) Revenue Recognition
ATM operating revenues. Substantially all of the Company’s revenues are generated from ATM and kiosk operating and transaction-based fees, which primarily include surcharge fees, interchange fees, bank branding revenues, surcharge-free network fees, and other revenue items, including maintenance fees and fees from other consumer financial services offerings such as check-cashing, remote deposit capture and bill pay services. Such amounts are reflected as “ATM operating revenues” in the accompanying Consolidated Statements of Operations. Surcharge and interchange fees are recognized daily as the underlying transactions are processed. Branding fees are generated by the Company’s bank branding arrangements, under which financial institutions pay a fixed monthly fee per device to the Company to put their brand name on selected ATMs and multi-function kiosks within the Company’s portfolio. In return for such fees, the branding institution’s customers can use those branded devices without paying a surcharge fee. The monthly per device branding fees, which are subject to escalation clauses within the agreements, are recognized as revenues on a straight-line basis over the term of the agreement. In addition to the monthly branding fees, the Company may also receive a one-time set-up fee per device. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate Cardtronics for the burden incurred related to the initial set-up of a branded device versus the on-going monthly services provided for the actual branding. In accordance with U.S. GAAP, the Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank branding agreements. With respect to Allpoint, the Company’s surcharge-free network, the Company allows cardholders of financial institutions that participate in Allpoint to utilize the Company’s network of devices on a surcharge-free basis. In return, the participating financial institutions pay a fixed fee per month per cardholder or a fee per transaction to the Company. These surcharge-free network fees are recognized as revenues on a monthly basis as earned. With respect to maintenance services, the Company typically charges a fixed fee per month per device to its customers and outsources the fulfillment of those maintenance services to a third-party service provider for a corresponding fixed fee per month per device. Accordingly, the Company recognizes such service agreement revenues and the related expenses on a monthly basis, as earned. Finally, with respect to its automated consumer financial services offerings, the Company typically recognizes the revenues as the services are provided and the revenues earned. However, in addition to the transaction-based fees, the Company may also receive upfront payments from third-party service providers associated with providing certain of these services, which are deferred and recognized as revenue over the underlying contractual period.
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
Merchant-owned arrangements. In connection with the Company’s merchant-owned ATM operating/processing arrangements, the Company typically pays the surcharge fees that it earns to the merchant as fees for providing, placing, and maintaining the ATM unit. Pursuant to the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-50, Revenue Recognition — Customer Payments and Incentives, the Company has recorded such payments as a cost of the associated revenues. In exchange for this payment, the Company receives access to the merchants’ customers and the ability to earn the surcharge and interchange fees from transactions that such customers conduct from using the ATM. The Company is able to reasonably estimate the fair value of this benefit based on the typical surcharge rates charged for transactions on all of its ATMs, including those not subject to these arrangements.

Further, the Company follows the guidance in ASC 605-45, Revenue Recognition — Principal Agent Considerations, for the majority of its merchant contracts. Specifically, as the Company acts as the principal and is the primary obligor in the ATM transactions, provides the processing for the ATM transactions, and has the risks and rewards of ownership, including the risk of loss for collection, the Company recognizes the majority of its surcharge and interchange fees gross of any of the payments made to the various merchants and retail establishments where the ATM units are housed. As a result, for agreements under which the Company acts as the principal, the Company records the total amounts earned from the underlying ATM transactions as ATM operating revenues and records the related merchant commissions as a cost of ATM operating revenues.
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
(n) Stock-Based Compensation
The Company calculates the fair value of stock-based instruments awarded to employees on the date of grant and recognizes the calculated fair value as compensation cost over the requisite service period. For additional information on the Company’s stock-based compensation, see Note 4, Stock-Based Compensation.
(o) Derivative Instruments
The Company utilizes derivative financial instruments to hedge its exposure to changing interest rates related to the Company’s ATM and kiosk cash management activities. The Company does not enter into derivative transactions for speculative or trading purposes, although circumstances may subsequently change the designation of its derivatives to economic hedges.
The Company records derivative instruments at fair value on its Consolidated Balance Sheets. These derivatives, which consist of interest rate swaps, are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. The majority of the Company’s derivative transactions have been accounted for as cash flow hedges and, accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive loss line in the accompanying Consolidated Balance Sheets to the extent that the hedging relationships are determined to be effective, and then recognized in earnings when the hedged transactions occur.
During the fourth quarter of 2009, the Company determined that two of its interest rate swap transactions that were previously designated as cash flow hedges no longer qualified for hedge accounting treatment due to a change in the pricing of the underlying vault cash rental agreement. Accordingly, the Company recognized a $1.4 million unrealized loss associated with those swaps during the fourth quarter of 2009. Such loss has been reflected in “Other Expense” in the accompanying Consolidated Statements of Operations. See Note 17, Derivative Financial Instruments for more details on the Company’s derivative financial instrument transactions.
(p) Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. U.S. GAAP does not require the disclosure of the fair value of lease financing arrangements and non-financial instruments, including intangible assets such as goodwill and the Company’s merchant contracts/relationships. See Note 18, Fair Value Measurements.

(q) Foreign Currency Translation
As a result of the Bank Machine acquisition in May 2005 and the Cardtronics Mexico acquisition in February 2006, the Company is exposed to foreign currency translation risk. The functional currencies for the acquired Bank Machine and Cardtronics Mexico operations are the British pound and the Mexican peso, respectively. Accordingly, results of operations of our United Kingdom and Mexico subsidiaries are translated into United States dollars using average exchange rates in effect during the periods in which those results are generated. Furthermore, the Company’s foreign operations’ assets and liabilities are translated into United States dollars using the exchange rate in effect as of each balance sheet reporting date. The resulting translation adjustments have been included in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.
The Company currently believes that the unremitted earnings of its United Kingdom and Mexico subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. While the Company’s United Kingdom subsidiary has recently begun repaying certain working capital advances made by Cardtronics during the past few years, the Company’s original capital investment amounts are not expected to be repaid in the foreseeable future. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.
(r) Comprehensive Loss
Accumulated other comprehensive loss is displayed as a separate component of stockholders’ deficit in the accompanying Consolidated Balance Sheets, and current period activity is reflected in the accompanying Consolidated Statements of Comprehensive Loss. The Company’s comprehensive loss is composed of (i) net income (loss); (ii) foreign currency translation adjustments; and (iii) unrealized losses associated with the Company’s interest rate hedging activities.
The following table sets forth the components of accumulated other comprehensive loss as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Foreign currency translation adjustments	$(24,420)	$(31,873)
Unrealized losses on interest rate swaps	(33,198)	(32,152)

Total accumulated other comprehensive loss	$(57,618)	$(64,025)

See Note 19, Income Taxes, for additional information on the Company’s deferred taxes and related valuation allowances associated with its interest rate swaps.
(s) Treasury Stock
Treasury stock is recorded at cost and carried as a reduction to stockholders’ equity until retired or reissued.
(t) Advertising Costs
Advertising costs are expensed as incurred and totaled $1.0 million, $1.9 million, and $2.4 million during the years ended December 31, 2009, 2008, and 2007, respectively. The higher level of advertising expense during 2008 and 2007 was primarily the result of $0.8 million and $1.4 million, respectively, in costs incurred to promote the multi-function consumer financial services associated with the acquired 7-Eleven Financial Services Business. For additional details on this acquisition, see Note 3, Acquisitions.
(u) Working Capital Deficit
The Company’s surcharge and interchange revenues are typically collected in cash on a daily basis or within a short period of time subsequent to the end of each month. However, the Company typically pays its vendors on 30 day terms and is not required to pay certain of its merchants until 20 days after the end of each calendar month. As a result, the Company will typically utilize the excess cash flow generated from such timing differences to fund its capital expenditure needs or to repay amounts outstanding under its revolving line of credit (which, when drawn upon, is reflected as a long-term liability in the accompanying Consolidated Balance Sheets). Accordingly, this scenario will typically cause the Company’s balance sheet to reflect a working capital deficit position. The Company considers such a presentation to be a normal part of its ongoing operations.

(v) New Accounting Pronouncements
The Company adopted the following accounting standards during 2009:
Accounting Standards Codification™. Effective July 1, 2009, the Company adopted the FASB’s Accounting Standards Codification 105-10, Generally Accepted Accounting Principles — Overall. ASC 105-10 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases. The Codification superseded all existing non-SEC accounting and reporting standards, deeming all other non-SEC accounting and reporting standards that were not codified or grandfathered as non-authoritative. Accordingly, the Company has updated the references to authoritative GAAP sources for the Company’s accounting policies and disclosures.
Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued updated guidance related to disclosures about derivative instruments and hedging activities, which is included in ASC 815-10, Derivatives and Hedging — Overall. This standard requires a company to provide enhanced disclosures about (1) how and why the company uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for in accordance with U.S. GAAP, and (3) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. The Company adopted this standard effective January 1, 2009 and has provided the additional disclosures required in its financial statements. See Note 17, Derivative Financial Instruments.
Fair Value Measurements. The Company initially adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, on January 1, 2008, with the exception of the application of the statement to non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis. Effective January 1, 2009, the Company adopted the provisions of ASC 820 for non-financial assets and non-financial liabilities, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, non-financial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The adoption did not have an impact on the Company’s financial statements. For fair value measurements disclosures, see Note 18, Fair Value Measurements.
Noncontrolling Interests. In December 2007, FASB issued updated guidance related to accounting and reporting of noncontrolling interests in financial statements, which is included in ASC 810-10, Consolidation — Overall. The updated guidance provides guidance on the presentation of minority interests in the financial statements and the accounting for and reporting of transactions between the reporting entity and the holders of noncontrolling interests. This standard requires that minority interests be presented as a separate component of stockholders’ equity rather than as a “mezzanine” item between liabilities and stockholders’ equity and requires that minority interests be presented as a separate caption in the income statement. In addition, this standard requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The provisions of this guidance were to be applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company adopted the provisions of ASC 810-10 on January 1, 2009. As a result of the adoption, the Company now reports noncontrolling interests as a component of equity in the Consolidated Balance Sheets and the net income attributable to noncontrolling interests is separately identified in the Consolidated Statements of Operations. The prior period presentation has been modified to conform to the current classification required by ASC 810-10.
Business Combinations. ASC 805, Business Combinations, provides revised guidance on the accounting for acquisitions of businesses. This revised guidance on business combinations requires that all acquired assets, liabilities, noncontrolling interests, and certain contingencies, including contingent consideration, be measured at fair value, and certain other acquisition-related costs, including costs of a plan to exit an activity or terminate and relocate employees, be expensed rather than capitalized. The revised provisions of ASC 805 apply to acquisitions effective after December 31, 2008. The Company will apply the requirements of the statement to future business combinations, and the impact of the Company’s adoption will depend upon the nature and terms of business combinations, if any, that the Company consummates in the future.

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
Unvested Participating Securities. ASC 260, Earnings per Share, states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Restricted shares issued by the Company are considered participating securities under this guidance and the Company has, therefore, applied the provisions of ASC 260 to its earnings per share calculations. See Note 5, Earnings per Share.
Interim Disclosures about Fair Value. ASC 825, Financial Instruments, requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. The new interim disclosures required under ASC 825 are included in Note 18, Fair Value Measurements.
Subsequent Events. ASC 855-10, Subsequent Events, as amended by Accounting Standards Update (“ASU”) 2010-09, establishes general standards for accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 defines the subsequent events period and the circumstances under which an entity should recognize events or transactions in its financial statements, as well as requires additional disclosures regarding subsequent events. ASU 2010-09 further clarifies which entities are required to evaluate subsequent events through the date the financial statements are issued, and the scope of the required additional disclosures regarding subsequent events.
As of December 31, 2009, the following accounting standards and interpretations had not yet been adopted by the Company:
Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued ASU 2009-13, which amends ASC 605, Revenue Recognition. This update removes the criterion that entities must use objective and reliable evidence of fair value in accounting for each deliverable separately. Instead, ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 is effective for the Company beginning January 1, 2011 and may be applied on either prospective or retrospective basis, with early adoption permitted. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial position or results of operations.
Disclosures about Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06, which amends ASC 820, Fair Value Measurements and Disclosures. This update adds new requirements for disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and activity in Level 3 of the hierarchy. Additionally, it clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for the Company beginning January 1, 2010, except for the disclosures about the activity in Level 3 fair value measurements which is effective for the Company beginning January 1, 2011. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial position or results of operations.

(2) Revision of Prior Period Financial Statements
During the second quarter of 2009, the Company identified an error related to certain capitalized costs associated with its United Kingdom operations. Upon analysis of the Company’s fixed asset records, management identified certain assets, primarily related to previously-cancelled ATM sites, which should have been expensed in prior periods. The impact of such error was an overstatement of fixed assets and depreciation expense and an understatement of cost of sales and loss on disposal of assets for the years ended December 31, 2007 and 2008, including the related quarterly periods contained therein. The cumulative impact of such error on the statement of operations for the years affected would have been a total additional expense of approximately $1.7 million. Management determined that the effects of the misstatement were not material to any previously-reported quarterly or annual period; therefore, the related corrections are being made to the applicable prior periods as such financial information is included in future filings with the SEC. The Company’s prior period financial statements included in this filing have been revised to reflect these adjustments, the effects of which have been summarized below.
Consolidated Balance Sheet:

	2008
	As Reported	Adjustments	As Adjusted
	(In thousands)
Property and equipment, net	$154,829	$(1,399)	$153,430
Total assets	482,227	(1,399)	480,828
Accumulated other comprehensive loss, net	(64,355)	330	(64,025)
Accumulated deficit	(100,470)	(1,729)	(102,199)
Total parent stockholders’ deficit	(18,975)	(1,399)	(20,374)
Total stockholders’ deficit	(18,351)	(1,399)	(19,750)
Total liabilities and stockholders’ deficit	482,227	(1,399)	480,828
Consolidated Statements of Operations:

	2008			2007
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(In thousands, excluding per share amounts)

Cost of ATM operating revenues	$361,902	$1,014	$362,916	$281,351	$354	$281,705
Total cost of revenues	377,527	1,014	378,541	293,293	354	293,647
Gross profit	115,487	(1,014)	114,473	85,005	(354)	84,651
Depreciation and accretion expense	39,414	(250)	39,164	26,859	(78)	26,781
Loss on disposal of assets(1)	—	5,807	5,807	—	2,485	2,485
Total operating expenses(2)	147,034	5,557	152,591	75,086	2,407	77,493
(Loss) income from operations(2)	(31,547)	(6,571)	(38,118)	9,919	(2,761)	7,158
Minority interest in subsidiary(3)	(1,022)	1,022	—	(376)	376	—
Other expense (income)(2)	5,377	(5,284)	93	1,585	(2,211)	(626)
Total other expense(2) (3)	37,552	(4,262)	33,290	32,373	(1,835)	30,538
Loss before income taxes	(69,099)	(2,309)	(71,408)	(22,454)	(926)	(23,380)
Income tax (benefit) expense	938	51	989	4,636	(159)	4,477
Net loss	(70,037)	(2,360)	(72,397)	(27,090)	(767)	(27,857)
Net loss attributable to noncontrolling interests	—	(1,022)	(1,022)	—	(376)	(376)
Net loss attributable to controlling interests and available to common stockholders	(70,037)	(1,338)	(71,375)	(63,362)	(391)	(63,753)
Net loss per common share — basic and diluted	(1.81)	(0.03)	(1.84)	(4.11)	(0.02)	(4.13)

(1)	Previously reported as a component of “Other expense.”

(2)	Of the Adjustments presented above, $5,284 and $2,211 for the years ended December 31, 2008 and 2007, respectively, relates to the reclassification of “Loss on disposal of assets” from a component of “Other expense.”

(3)	Of the Adjustments presented above, $1,022 and $376 for the years ended December 31, 2008 and 2007, respectively, relates to the reclassification of “Minority interest in subsidiary” to “Net loss attributable to noncontrolling interests.”
Consolidated Statements of Stockholders’ (Deficit) Equity:

	2008			2007
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(In thousands)

Accumulated Other Comprehensive (Loss) Income:
Other comprehensive (loss) income	$(59,837)	$330	$(59,507)	$(16,176)	$—	$(16,176)
Balance at end of year	(64,355)	330	(64,025)	(4,518)	—	(4,518)
Accumulated Deficit:
Balance at beginning of year	(30,433)	(391)	(30,824)	(3,092)	—	(3,092)
Net loss attributable to controlling interest and available to common stockholders	(70,037)	(1,338)	(71,375)	(27,090)	(391)	(27,481)
Balance at end of year	(100,470)	(1,729)	(102,199)	(30,433)	(391)	(30,824)

Consolidated Statements of Comprehensive Income (Loss):

	2008			2007
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(In thousands)

Net loss(1)	$(70,037)	$(2,360)	$(72,397)	$(27,090)	$(767)	$(27,857)
Foreign currency translation adjustments	(41,329)	330	(40,999)	2,415	—	2,415
Other comprehensive loss	(59,837)	330	(59,507)	(16,176)	—	(16,176)
Total comprehensive loss	(129,874)	(2,030)	(131,904)	(43,266)	(767)	(44,033)
Less: comprehensive loss attributable to noncontrolling interests	—	(781)	(781)	—	(371)	(371)
Comprehensive loss attributable to controlling interests	(129,874)	(1,249)	(131,123)	(43,266)	(396)	(43,662)

(1)	Of the Adjustments presented above, $1,022 and $376 for the years ended December 31, 2008 and 2007, respectively, relates to the inclusion of “Comprehensive loss attributable to noncontrolling interest” in “Net loss.”
Consolidated Statements of Cash Flows:

	2008			2007
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
	(In thousands)

Cash flows from operating activities:
Net loss	$(70,037)	$(2,360)	$(72,397)	$(27,090)	$(767)	$(27,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	57,963	(250)	57,713	45,729	(78)	45,651
Deferred income taxes	654	51	705	4,525	(159)	4,366
Minority interest	(1,022)	1,022	—	(376)	376	—
Loss on disposal of assets(1)	5,447	360	5,807	2,235	250	2,485
Other reserves and non-cash items(1)	(7,827)	163	(7,664)	(2,500)	24	(2,476)
Net cash provided by operating activities	17,232	(1,014)	16,218	55,462	(354)	55,108
Cash flows from investing activities:
Additions to property and equipment	(60,293)	1,014	(59,279)	(68,320)	354	(67,966)
Net cash provided by investing activities	(61,490)	1,014	(60,476)	(202,883)	354	(202,529)
(1)	Of the Adjustments presented above, $163 and $24 for the years ended December 31, 2008 and 2007, respectively, relates to the reclassification of certain non-cash items previously included in “Loss on disposal of assets” to “Other reserves and non-cash items.”
(3) Acquisitions
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
The 7-Eleven ATM Transaction included approximately 5,500 ATMs located in 7-Eleven stores throughout the United States, of which approximately 2,000 were multi-function financial self-service kiosks that are capable of providing more sophisticated financial services, such as check-cashing, remote deposit capture, money transfer, bill payment services, and other kiosk-based financial services.

In accordance with U.S. GAAP, the Company allocated the total purchase consideration to the assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. The purchase price allocation resulted in goodwill of approximately $62.2 million, which is deductible for tax purposes.
Pro Forma Results of Operations. The Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 include the results of operations of the 7-Eleven Financial Services Business. The following table presents the unaudited pro forma combined results of operations of the Company and the acquired 7-Eleven Financial Services Business, after giving effect to certain pro forma adjustments, including the effects of the issuance of the $100.0 million in senior subordinated notes — Series B issued in conjunction with the acquisition and additional borrowings under its revolving credit facility, as amended (Note 11, Long-Term Debt), for the year ended December 31, 2007 (in thousands, excluding per share amounts). The unaudited pro forma financial results assume that both the 7-Eleven ATM Transaction and related financing transactions occurred on January 1, 2007.

2007

Revenues	$465,808
Income from continuing operations	19,364
Net loss available to common shareholders	(61,497)
Basic and diluted net loss per share	$(3.99)

The above pro forma information is presented for illustrative purposes only and is not necessarily indicative of the actual results that would have occurred had those transactions been consummated on January 1, 2007. Furthermore, such pro forma results are not necessarily indicative of the future results to be expected for the consolidated operations.
Other acquisitions. In addition to the acquisitions mentioned above, the Company acquired all of the assets of a small, privately-held company specializing in kiosk-based image deposit solutions in September 2008. The total consideration paid for the acquisition was $0.4 million in cash, the full amount of which was allocated to a non-compete agreement with the former president of this company.
(4) Stock-Based Compensation
As noted in Note 1(n), Stock-Based Compensation, the Company accounts for its stock-based compensation by recognizing the grant date fair value of stock-based awards, net of estimated forfeitures, as compensation expense on a straight-line basis over the underlying requisite service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the accompanying Consolidated Statements of Operations:

	2009	2008	2007
	(In thousands)
Cost of ATM operating revenues	$798	$621	$87
Selling, general, and administrative expenses	3,822	2,895	963

Total stock-based compensation expense	$4,620	$3,516	$1,050

The increase in stock-based compensation expense in 2009 and 2008 compared to 2007 was due to the Company’s issuance of 1,682,750 shares of restricted stock, net of forfeitures, and 253,000 stock options to certain of its employees and directors during 2008 and 135,000 shares of restricted stock and 140,500 stock options during 2009. Both the restricted shares and the stock options were granted under the Company’s 2007 Stock Incentive Plan (discussed below).
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

2007 Plan. In August 2007, the Company’s Board of Directors and the stockholders of the Company approved the 2007 Plan. The adoption, approval, and effectiveness of this plan were contingent upon the successful completion of the Company’s initial public offering, which occurred in December 2007. The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Code, options that do not constitute incentive stock options, restricted stock awards, performance awards, phantom stock awards, and bonus stock awards. The number of shares of common stock that may be issued under the 2007 Plan may not exceed 3,179,393 shares, subject to further adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2009, 393,500 options and 1,817,750 shares of restricted stock, net of forfeitures, had been granted under the 2007 Plan.
2001 Plan. In June 2001, the Company’s Board of Directors adopted the 2001 Plan, which was subsequently amended for various reasons. As a result of the adoption of the 2007 Plan, at the direction of the Board of Directors, no further awards will be granted under the Company’s 2001 Plan. As of December 31, 2009, options to purchase an aggregate of 6,438,172 shares of common stock (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which qualified as non-qualified stock options, and options to purchase 2,797,113 shares of common stock had been exercised.
Stock Options. The following table is a summary of the Company’s stock option transactions for the year ended December 31, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
			(In years)	(In thousands)
Options outstanding as of January 1, 2009	4,288,942	$7.96
Granted	140,500	$5.69
Exercised	(460,746)	$3.47
Forfeited	(164,925)	$9.87

Options outstanding as of December 31, 2009	3,803,771	$8.34	5.34	$11,445,981

Options vested and exercisable as of December 31, 2009	3,039,137	$7.91	4.73	$10,138,031
Options exercised during the years ended December 31, 2009, 2008, and 2007 had a total intrinsic value of approximately $2.3 million, $2.8 million, and $0.3 million, respectively, which resulted in tax benefits to the Company of approximately $0.8 million, $1.0 million, and $0.1 million, respectively. However, because the Company is currently in a net operating loss position, such benefits have not been reflected in the accompanying consolidated financial statements. The cash received by the Company as a result of option exercises was $1.6 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively, and was not material in 2007. The Company handles stock option exercises and other stock grants through the issuance of new common shares.
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

	2009	2008	2007
Weighted average estimated fair value per stock option granted	$3.02	$3.26	$4.02
Valuation assumptions:
Expected option term (in years)	6.25	6.25	6.25
Expected volatility	49.5% – 53.03%	35.3% – 42.7%	31.8% – 35.3%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.3% – 3.0%	2.8% – 3.5%	3.7% – 4.9%
The expected option term of 6.25 years was determined based on the simplified method outlined in SEC Staff Accounting Bulletin (“SAB”) No. 107, as issued by the SEC. Such method is based on the vesting period and the contractual term for each grant and is calculated by taking the average of the expiration date and the vesting period for each vesting tranche. In the future, as information regarding post vesting exercise history becomes more available, the Company will change this method of deriving the expected term. Such a change could impact the fair value of options granted in the future. Due to the lack of historical data regarding exercise history, the Company will continue to utilize the simplified method outlined in SAB No. 107, as permitted by SAB No. 110. The estimated forfeiture rates utilized by the Company are based on the Company’s historical option forfeiture rates and represent the Company’s best estimate of future forfeiture rates. In future periods, the Company will monitor the level of actual forfeitures to determine if such estimate should be modified prospectively, as well as adjusting the compensation expense previously recorded.

Prior to December 31, 2007, the Company’s common stock was not publicly-traded. As a result, the expected volatility factors utilized were determined based on historical volatility rates obtained for certain companies with publicly-traded equity that operate in the same or related businesses as that of the Company. The volatility factors utilized represent the simple average of the historical daily volatility rates obtained for each company within this designated peer group over multiple periods of time, up to and including a period of time commensurate with the expected option term discussed above. The Company utilized this peer group approach, as the historical transactions involving the Company’s private equity have been limited and infrequent in nature. The Company believes that the historical peer group volatility rates utilized above are reasonable estimates of the Company’s expected future volatility. As there is not adequate historical information to utilize in determining the volatility of its common stock, the Company continued to utilize volatility factors based on its peer group during 2009 and will continue to do so, while also incorporating its own stock price volatility history until such time as adequate historical information is available to rely solely on its own common stock.
The expected dividend yield was assumed to be zero as the Company has not historically paid, and does not anticipate paying, dividends with respect to its common equity. The risk-free interest rates reflect the rates in effect as of the grant dates for U.S. treasury securities with a term similar to that of the expected option term referenced above.
Non-Vested Stock Options. The following table is a summary of the status of the Company’s non-vested stock options as of December 31, 2009, and changes during the year ended December 31, 2009:

	Number of	Weighted
	Shares Under	Average
	Outstanding	Grant Date
	Options	Fair Value
Non-vested options as of January 1, 2009	1,329,921	$3.52
Granted	140,500	$3.02
Forfeited	(62,557)	$3.94
Vested	(643,232)	$3.74

Non-vested options as of December 31, 2009	764,632	$3.21

As of December 31, 2009, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s equity incentive plans. That cost is expected to be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 1.9 years. The total fair value of options that vested during the year ended December 31, 2009 was $1.5 million. Compensation expense recognized related to stock options totaled approximately $1.5 million, $1.4 million, and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Restricted Shares. A summary of the Company’s outstanding restricted shares as of December 31, 2009 and changes during the year ended December 31, 2009 are presented below:

Number of Shares
Restricted shares outstanding as of January 1, 2009	1,679,250
Granted	135,000
Vested	(489,813)
Forfeited	(210,000)

Restricted shares outstanding as of December 31, 2009	1,114,437

During 2009, the Company granted 135,000 restricted shares to certain employees and directors. These shares, the majority of which represent shares that will vest ratably over a four-year service period, had a total grant-date fair value of $0.7 million, or a weighted-average of $4.86 per share. Compensation expense associated with the restricted stock grants totaled approximately $3.1 million and $2.1 million during 2009 and 2008, respectively, and based upon our estimates of forfeitures, there was approximately $7.7 million of unrecognized compensation cost associated with these shares as of December 31, 2009, which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.5 years.

(5) Earnings per Share
The Company reports its earnings per share under the two-class method. Potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the years ended December 31, 2008 and 2007, the Company incurred net losses and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. The anti-dilutive securities included all outstanding stock options, all shares of restricted stock, and, for periods prior to their conversion in December 2007, the Company’s Series B redeemable convertible preferred stock. However, dilutive securities were included in the calculation of diluted earnings per share for the year ended December 31, 2009 as the Company reported net income for the year.
Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, such restricted shares are considered to be participating securities and as such, the Company has allocated the undistributed earnings for the year ended December 31, 2009 among the Company’s outstanding common shares and issued but unvested restricted shares, as follows:
Earnings per Share (in thousands, excluding share and per share amounts):

	2009
		Weighted
		Average Shares	Earnings
	Income	Outstanding	Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$5,277
Less: undistributed earnings allocated to unvested restricted shares	(180)

Net income available to common stockholders	$5,097	39,244,057	$0.13

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	180
Stock options added to the denominator under the treasury stock method		652,309
Less: Undistributed earnings reallocated to restricted shares	(177)

Net income available to common stockholders and assumed conversions	$5,100	39,896,366	$0.13

The computation of diluted earnings per share for the year ended December 31, 2009 excluded 37,348 shares of potentially dilutive common shares related to restricted stock because the effect would have been anti-dilutive.
(6) Related Party Transactions
Subscriptions Receivable. Historically, the Company made loans to certain employees related to past exercises of employee stock options and purchases of the Company’s common stock, as applicable. Such loans, which were initiated in 2003, are reflected as subscriptions receivable in the accompanying Consolidated Balance Sheets. In 2006, the Company repurchased 121,254 shares of the Company’s common stock held by certain of the Company’s executive officers for approximately $1.3 million in proceeds. Such proceeds were primarily utilized by the executive officers to repay the majority of the above-discussed subscriptions receivable, including all accrued and unpaid interest related thereto. Such loans were required to be repaid pursuant to SEC rules and regulations prohibiting registrants from having loans with executive officers. The remaining notes were due in December 2008, but a single note remained unpaid and was extended for six additional months until it was paid off in 2009. The rate of interest on the note was at 5.0% per annum. In 2009, 2008 and 2007, approximately $34,000, $195,000 and $95,000, respectively, of these loans were repaid by employees. As a result of the repayments, no loans remained outstanding, including accrued interest, as of December 31, 2009. The amount outstanding was $34,000 as of December 31, 2008.

Board of Directors. All members of the Company’s Board of Directors are reimbursed for their reasonable expenses incurred in attending Board and committee meetings. In addition, the Company paid the following members of its Board of Directors the following amounts for the services indicated for the years indicated:

	Tim Arnoult	Robert Barone	Jorge Diaz	Dennis Lynch
2009:
General Board Member	$40,000	$40,000	$40,000	$40,000
Member of Audit Committee	10,000	10,000	N/A	10,000
Chairman of Audit Committee	N/A	5,000	N/A	N/A
Member of Compensation Committee	N/A	7,698	9,357	1,382
Chairman of Compensation Committee	N/A	N/A	4,679	692
Member of Nominating and Governance Committee	10,000	N/A	N/A	10,000
Chairman of Nominating and Governance Committee	5,000	N/A	N/A	N/A

Total	$65,000	$62,698	$54,036	$62,074

2008:
General Board Member	$30,000	$30,000	$30,000	$30,000
Member of Audit Committee	10,000	10,000	N/A	10,000
Chairman of Audit Committee	N/A	5,000	N/A	N/A
Member of Compensation Committee	N/A	N/A	10,000	N/A
Chairman of Compensation Committee	N/A	N/A	5,000	N/A
Member of Nominating and Governance Committee	10,000	N/A	N/A	10,000
Chairman of Nominating and Governance Committee	—	N/A	N/A	N/A

Total	$50,000	$45,000	$45,000	$50,000

Additionally, in May 2009, the Company granted 25,000 shares of restricted stock to each of the above-listed Directors. The forfeiture restrictions on these shares lapsed on December 31, 2009. In June 2008, the Company granted 5,000 shares of restricted stock to each of the above-listed Directors. The forfeiture restrictions on these shares lapsed in January 2009.
During 2007, the Company paid Messrs. Barone and Diaz $1,000 per Board meeting attended; Messrs. Arnoult and Lynch were not members of the Company’s Board of Directors during 2007. All other Directors were not compensated during 2009, 2008 or 2007 for services due to their employment and/or stockholder relationships with the Company.
The CapStreet Group. Fred R. Lummis, the Chairman of the Company’s Board of Directors, is a senior advisor to The CapStreet Group, LLC, the ultimate general partner of CapStreet II, L.P. and CapStreet Parallel II, L.P., which collectively owned 22.1% of the Company’s outstanding common stock as of December 31, 2009. Additionally, from March 17, 2009 to February 1, 2010, Mr. Lummis served as the Company’s interim Chief Executive Officer, for which the Board awarded him a one-time payment of $250,000.
TA Associates. Michael Wilson, a member of the Company’s Board of Directors, is a managing director of TA Associates, Inc., affiliates of which are Cardtronics’ stockholders that collectively owned 29.9% of the Company’s outstanding common stock as of December 31, 2009.
Jorge Diaz, a member of the Company’s Board of Directors, is the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv, Inc. During the years ended December 31, 2009, 2008 and 2007, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment. During the years ended December 31, 2009, 2008, and 2007, amounts paid to Fiserv represented approximately 6.1%, 4.5%, and 3.1%, respectively, of the Company’s total cost of revenues and selling, general, and administrative expenses.
Bansi, S.A. Institución de Banca Multiple, an entity that owns a minority interest in the Company’s subsidiary Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico in the normal course of business, including serving as the vault cash provider, bank sponsor, and landlord for Cardtronics Mexico as well as providing other miscellaneous services. Amounts paid to Bansi represented less than 0.8%, 0.9%, and 0.4% of the Company’s total cost of revenues and selling, general, and administrative expenses for the years ended December 31, 2009, 2008, and 2007, respectively.

(7) Property and Equipment, net
The following is a summary of the components of property and equipment as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)
ATM equipment and related costs	$218,435	$204,371
Office furniture, fixtures, and other	34,440	26,815

Total	252,875	231,186
Less accumulated depreciation	(105,527)	(77,756)

Net property and equipment	$147,348	$153,430

The property and equipment balances include deployments in process, as discussed in Note 1(h), Property and Equipment, net, of $8.8 million and $5.2 million as of December 31, 2009 and 2008, respectively.
(8) Intangible Assets
Intangible Assets with Indefinite Lives. The following table depicts the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2007, 2008, and 2009, as well as the changes in the net carrying amounts for the years ended December 31, 2008 and 2009 by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of December 31, 2007	$150,445	$84,050	$690	$200	$4,015	$239,400
Goodwill impairment charge	—	(50,003)	—	—	—	(50,003)
Purchase price adjustments	16	—	—	—	—	16
Foreign currency translation adjustments	—	(21,444)	30	—	(1,093)	(22,507)

Balance as of December 31, 2008	$150,461	$12,603	$720	$200	$2,922	$166,906

Foreign currency translation adjustments	—	1,388	(6)	—	321	1,703

Balance as of December 31, 2009	$150,461	$13,991	$714	$200	$3,243	$168,609

During the year ended December 31, 2008, the Company recorded a $50.0 million non-cash impairment charge in its Consolidated Statement of Operations related to the goodwill associated with its United Kingdom reporting unit. This impairment was primarily driven by continued lower than expected results from that portion of its business, coupled with adverse market conditions. For additional information on this charge, see Note 1(j), Impairment of Long-Lived Assets and Goodwill.
Intangible Assets with Definite Lives. The following is a summary of the Company’s intangible assets that are subject to amortization as of December 31, 2009 as well as the weighted average remaining amortization period:

	Weighted
	Average
	Remaining	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount
	(In thousands)
Customer and branding contracts/relationships	6.4	$157,175	$(80,980)	$76,195
Deferred financing costs	3.4	14,535	(7,609)	6,926
Exclusive license arrangements	4.1	5,475	(3,261)	2,214
Non-Compete agreements	3.6	432	(174)	258

Total		$177,617	$(92,024)	$85,593

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

Amortization of customer and branding contracts/relationships, exclusive license agreements, and non-compete agreements, including impairment charges, totaled $18.9 million, $18.5 million, and $18.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. During 2009, the Company recorded approximately a $1.2 million impairment charge related to the unamortized intangible asset associated with one of the Company’s merchants, which was acquired by the Company’s U.S. reporting segment in 2005. The impairment resulted from the higher-than-anticipated attrition of sites in this portfolio, stemming from the merchant’s decision to divest of the majority of its domestic retail locations. Although this merchant announced its divestiture program in 2007, it was not until the fourth quarter of 2009 that the full impact of the sales and attrition was evident. As a result of the anticipated reduction in future cash flows from the portfolio, the Company concluded in the fourth quarter of 2009 that an impairment of the related contract intangible asset was warranted. It should be noted that the Company received a one-time payment from this merchant in May 2009 totaling $0.8 million relating to certain divestitures made by the merchant in prior periods. At the time, it was determined that the future cash flows under the remaining portfolio of ATMs would be sufficient to recover the carrying value of the related tangible and intangible assets. Accordingly, such amount was recorded as other income in the accompanying Consolidated Statements of Operations. As such, the net amount impacting the Company’s consolidated results in 2009 totaled $0.4 million.
Additionally, amortization for the years ended December 31, 2008 and 2007 included $0.4 million and $5.7 million, respectively, of impairment charges associated with the write-off of various contract intangible assets associated with the Company’s United States reporting segment. Of the $5.7 million additional amortization expense recorded in 2007, approximately $5.1 million related to the Company’s merchant contract with Target Corporation (“Target”) that was acquired in 2004. The Company had been in discussions with Target regarding additional services that could be offered under the existing contract to increase the number of transactions conducted on, and cash flows generated by, the underlying ATMs. However, the Company was unable to make any progress in this regard during 2007, and, based on discussions that had been held with Target, concluded that the likelihood of being able to provide such additional services has decreased considerably. Accordingly, the Company concluded that the above impairment charge, which served to write-off the remaining unamortized intangible assets associated with this contract, was warranted during 2007.
Amortization of deferred financing costs and bond discounts totaled $2.4 million, $2.1 million, and $1.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Estimated amortization expense for the Company’s intangible assets with definite lives for each of the next five years, and thereafter is as follows:

	Customer and		Exclusive
	Branding Contracts /	Deferred	License	Non-Compete
	Relationships	Financing Costs	Agreements	Agreements	Total
	(In thousands)
2010	$13,617	$1,927	$655	$72	$16,271
2011	12,708	2,069	542	70	15,389
2012	12,140	1,828	474	70	14,512
2013	10,656	1,102	346	46	12,150
2014	9,172	—	103	—	9,275
Thereafter	17,902	—	94	—	17,996

Total	$76,195	$6,926	$2,214	$258	$85,593

(9) Prepaid Expenses and Other Assets
The following is a summary of prepaid expenses, deferred costs, and other assets as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Prepaid Expenses, Deferred Costs, and Other Current Assets
Prepaid expenses	$7,064	$14,949
Deferred costs and other current assets	1,786	2,324

Total	$8,850	$17,273

Prepaid Expenses, Deferred Costs, and Other Non-Current Assets
Prepaid expenses	$749	$1,165
Deferred costs	3,053	2,348
Interest rate swaps	1,445	—
Other	539	326

Total	$5,786	$3,839

The overall decrease in prepaid expenses, deferred costs, and other current assets from December 31, 2008 to December 31, 2009 was primarily attributable to $4.2 million of higher prepaid maintenance fees in the Company’s domestic operations in 2008 and $3.4 million of higher prepaid merchant commissions in the Company’s United Kingdom operations in 2008.
(10) Accrued Liabilities
The Company’s accrued liabilities include accrued merchant fees and other monies owned to merchants, interest payments, compensation, maintenance costs, and cash management fees. Other accrued expenses include professional services, sales and property taxes, marketing costs, and other miscellaneous charges. The following is a summary of the Company’s accrued liabilities as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Accrued merchant fees	$11,470	$10,291
Accrued interest expense	10,406	10,643
Accrued compensation	8,470	3,396
Accrued armored fees	5,234	5,372
Accrued maintenance fees	4,133	4,273
Accrued merchant settlement amounts	3,603	3,111
Accrued cash rental and management fees	2,866	3,693
Accrued interest rate swap payments	1,937	1,836
Accrued processing costs	1,556	1,804
Accrued ATM telecommunications costs	1,169	1,916
Accrued purchases	152	1,085
Other accrued expenses	6,587	7,754

Total	$57,583	$55,174

(11) Long-Term Debt
The following is a summary of the Company’s long-term debt as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Revolving credit facility, including swing-line credit facility as of December 31, 2008 (weighted-average combined rate of 4.6% as of December 31, 2008)	$—	$43,500
Senior subordinated notes due August 2013, net of unamortized discounts of $2.8 million and $3.4 million as of December 31, 2009 and 2008, respectively	297,242	296,637
Other	9,810	6,052

Total	307,052	346,189
Less current portion	2,122	1,373

Total excluding current portion	$304,930	$344,816

Financing Facilities
Revolving Credit Facility. The Company’s revolving credit facility provides for $175.0 million in borrowings, subject to certain restrictions. Borrowings under the facility bear interest at a variable rate, based upon the London Interbank Offered Rate (“LIBOR”) or the prime rate plus a spread. Additionally, the Company pays a commitment fee of 0.25% per annum on the unused portion of the revolving credit facility. Substantially all of the Company’s assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s domestic subsidiaries has guaranteed the Company’s obligations under such facility.
The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt that the Company can have outstanding at any given point in time, (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis, (iii) limitations on the amounts of restricted payments that can be made in any given year, including dividends, and (iv) limitations on the amount of capital expenditures that the Company can incur on a rolling 12-month basis. There are currently no restrictions on the ability of the Company’s wholly-owned subsidiaries to declare and pay dividends directly to the Company. As of December 31, 2009, the Company was in compliance with all applicable covenants and ratios under the facility.
As of December 31, 2009, no borrowings were outstanding under the revolving credit facility. However, the Company had posted $0.4 million in letters of credit under the facility in favor of the lessors under the ATM equipment leases that the Company assumed in connection with the 7-Eleven ATM Transaction and $4.3 million in letters of credit serving to secure the overdraft facility of its United Kingdom subsidiary (further discussed below). These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the facility. As of December 31, 2009, the Company’s available borrowing capacity under the amended facility, as determined under the EBITDA and interest expense covenants contained in the agreement, totaled approximately $170.3 million.
Senior Subordinated Notes. In August 2005, the Company issued $200.0 million of 9.25% senior subordinated notes (the “Series A Notes”). In July 2007, the Company issued $100.0 million of 9.25% senior subordinated notes — Series B (the “Series B Notes”, or, collectively with the Series A Notes, the “Notes”). Both the Series A Notes and the Series B Notes were originally issued pursuant to Rule 144A of the Securities Act of 1933 but were subsequently registered with the SEC in October 2006 and July 2008, respectively. The Notes are subordinate to borrowings made under the revolving credit facility, mature in August 2013, and carry a 9.25% coupon. Interest is paid semiannually in arrears on February 15th and August 15th of each year. The Notes, which are guaranteed by the Company’s domestic subsidiaries, contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness and make certain types of restricted payments, including dividends. Under the terms of the indenture, as of August 15, 2009, the Company is allowed to redeem all or a part of the Notes at the redemption prices set forth by the indenture plus any accrued and unpaid interest.
As of December 31, 2009, the Company was in compliance with all applicable covenants required under the Notes.
Other Facilities. In addition to the above, the Company has the following financing facilities:
•	Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. Such facility, which bears interest at 1.75% over the bank’s base rate (0.5% as of December 31, 2009) and is secured by a letter of credit posted under the Company’s revolving credit facility, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of December 31, 2009, there was no balance outstanding under this overdraft facility. The amount outstanding under the overdraft facility as of December 31, 2008 was approximately £99,000 ($145,000) and is reflected in accounts payable in the Company’s Consolidated Balance Sheet, as any borrowings are automatically repaid once cash deposits are made to the underlying bank accounts. As discussed in the Revolving Credit Facility section above, the Company has posted a letter of credit under its corporate revolving credit facility to secure this facility.
•	Cardtronics Mexico equipment financing agreements. From 2006 and 2009, Cardtronics Mexico entered into nine separate five-year equipment financing agreements with a single lender. Such agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.57%, were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. As of December 31, 2009, approximately $128.0 million pesos ($9.8 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreement, the Company has issued guarantees for 51.0% of the obligations under this agreement (consistent with its ownership percentage in Cardtronics Mexico). As of December 31, 2009, the total amount of the guarantees was $65.3 million pesos ($5.0 million U.S.).

Debt Maturities
Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2009, were as follows (in thousands) for the years indicated:

2010	$2,122
2011	2,860
2012	2,360
2013	301,326
2014	1,142

Total	$309,810

Reflected in the 2013 amount in the above table is the full face value of the Company’s Notes, which have been reflected net of unamortized discounts of approximately $2.8 million in the accompanying Consolidated Balance Sheet as of December 31, 2009.
(12) Asset Retirement Obligations
Asset retirement obligations consist primarily of deinstallation costs of the Company’s ATMs and the costs to restore the merchant’s site to its original condition. In most cases, the Company is contractually required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over the estimated useful lives of the underlying devices, and the related liabilities are being accreted to their full value over the same period of time.
The following is a summary of the changes in the Company’s asset retirement obligation liability for the years ended December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Asset retirement obligation as of beginning of period	$21,069	$17,448
Additional obligations	3,073	3,874
Accretion expense	2,017	1,636
Payments	(2,984)	(3,356)
Change in estimates	—	2,918
Foreign currency translation adjustments	828	(1,451)

Asset retirement obligation as of end of period	$24,003	$21,069

The change in estimates during the year ended December 31, 2008 primarily related to the Company’s ATMs installed in the United Kingdom, for which the Company recorded an additional $3.2 million of additional liabilities in 2008. The incremental amount recorded represents the difference in the costs that the Company originally estimated it would incur to deinstall the ATMs and the actual costs incurred on the deinstallations. Partially offsetting the $3.2 million was a $0.3 million write-off of residual liability amounts associated with a portfolio of ATMs previously installed at one of the Company’s merchant customers in the United States. As the entire portfolio of machines was deinstalled in conjunction with the Company’s Triple-DES security upgrade efforts in 2007 and 2008, the Company no longer has any further deinstallation obligations associated with the previously-installed ATMs. The $0.3 million reduction represents the difference in the costs that the Company originally estimated it would incur to deinstall the ATMs and the actual costs incurred on the deinstallations.

(13) Other Liabilities
The following is a summary of the components of the Company’s other liabilities as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Current Portion of Other Long-Term Liabilities
Interest rate swaps	$23,423	$13,788
Obligations associated with acquired unfavorable contracts	—	8,203
Deferred revenue	2,464	1,879
Other current liabilities	160	432

Total	$26,047	$24,302

Other Long-Term Liabilities
Interest rate swaps	$12,656	$18,364
Deferred revenue	2,393	3,604
Other long-term liabilities	3,450	1,999

Total	$18,499	$23,967

The decrease in other liabilities is primarily due to the elimination of obligations associated with acquired unfavorable contracts, the majority of which related to certain unfavorable equipment operating leases and an operating contract assumed as part of the 7-Eleven ATM Transaction. These liabilities were amortized over the remaining terms of the underlying contracts and served to reduce the corresponding ATM operating expense amounts to the fair value of these services as of the date of the acquisition. The majority of the underlying contracts associated with these liabilities expired during 2009 and, as a result, the liabilities were fully amortized in 2009.
(14) Capital Stock
Common and Preferred Stock. The Company is authorized to issue 125,000,000 shares of common stock, of which 40,900,532 and 40,636,533 shares were outstanding as of December 31, 2009 and 2008, respectively. Additionally, the Company is authorized to issue 10,000,000 shares of preferred stock, of which no shares were outstanding as of December 31, 2009 and 2008.
Redeemable Convertible Preferred Stock. During 2005, the Company issued 929,789 shares of its Series B redeemable convertible preferred stock (the “Series B Stock”), of which 894,568 shares were issued to affiliates of TA Associates, Inc. (the “TA Funds”) for $75.0 million in proceeds and the remaining 35,221 shares were issued as partial consideration for the Bank Machine acquisition. Shareholders of the Series B Stock had certain preferences to the Company’s common shareholders, including board representation rights and the right to receive their original issue price prior to any distributions being made to the common shareholders as part of a liquidation, dissolution or winding up of the Company. In addition, shares of the Series B Stock were convertible into the same number of shares of the Company’s common stock, as adjusted for future stock splits and the issuance of dilutive securities. The Series B Stock had no stated dividends and shares were redeemable at the option of a majority of the Series B shareholders at any time on or after the earlier of (i) December 2013 and (ii) the date that is 123 days after the first day that none of the Company’s 9.25% senior subordinated notes remain outstanding, but in no event earlier than February 2010.
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

(15) Employee Benefits
The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the United States. In 2007, the Company began matching 25% of employee contributions up to 6.0% of the employee’s salary (for a maximum matching contribution of 1.5% of the employee’s salary by the Company). Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20% per year. The Company also sponsors a similar plan to its employees in the United Kingdom. The Company contributed $0.3 million, $0.3 million, and $0.2 million to the defined contribution benefit plans for the years ended December 31, 2009, 2008, and 2007, respectively.
(16) Commitments and Contingencies
Legal Matters
In June 2004, the Company acquired from E*Trade Access, Inc. (“E*Trade”) a portfolio of several thousand ATMs. In connection with that acquisition, the Company assumed E*Trade’s position in a lawsuit in the United States District Court for the District of Massachusetts (the “Court”) wherein the Commonwealth of Massachusetts (the “Commonwealth”) and the National Federation of the Blind (the “NFB”) had sued E*Trade alleging that E*Trade had the obligation to make its ATMs accessible to blind patrons via voice guidance. In June 2007, the Company, the Commonwealth, and the NFB entered into a class action settlement agreement (the “Settlement Agreement”) regarding this matter. The Court approved the Settlement Agreement in December 2007. In 2009, the Company requested a modification to the Settlement Agreement so as to permit it to complete the upgrading or replacement of approximately 2,200 non-voice guided ATMs by June 30, 2010, with respect to that portion of these non-voice guided ATMs located in the Commonwealth, and by December 31, 2010, with respect to that portion of these non-voice guided ATMs located in other states. The Commonwealth and the NFB have conditionally agreed to the Company’s proposal with regard to the upgrading or replacement of these 2,200 non-voice guided ATMs, subject to the Company curing its alleged violations of various aspects of the Settlement Agreement, including, but not limited to the following items: affixing of Braille text on all ATMs, keeping the Company’s Internet-based ATM Locator updated as to the location of the Company’s voice-guided ATMs, ensuring all voice-guided ATMs have tactilely discernable controls, a headphone jack, and a voice script that enables the consumer to complete an ATM transaction by December 31, 2010. The parties are continuing their efforts to amicably resolve all outstanding issues within the framework of the Settlement Agreement. If the Company fails to reach agreement with the Commonwealth and the NFB regarding a mutually satisfactory modification of the Settlement Agreement addressing all of the above issues, the Commonwealth and the NFB have indicated that they will seek relief from the Court. If this matter is submitted to the Court, the Company may be required to expend additional time and resources on this matter in 2010, but would not expect such to have a material affect upon the Company’s results in 2010.
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
Regulatory Matters
In early October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose fees to consumers. The objective of these rules is to provide more transparency to the consumer regarding the cost of a specific ATM transaction, rather than to limit the amount of fees charged to the consumer. The effect of these rules, which will go into effect on April 30, 2010, will require ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers. At this time, the Company expects that Cardtronics Mexico will elect to assess the surcharge fee on the consumer rather than the interchange fee. Additionally, the Company also anticipates that Cardtronics Mexico will increase the amount of the surcharge fee charged to the consumer to offset the loss of interchange fees. As these new rules only require an ATM operator to disclose the total fees charge to a consumer, rather than limit the amount of fees that can be charged to a consumer, the Company does not anticipate that these new rules will have a material effect on Cardtronics Mexico’s operations.

Capital and Operating Lease Obligations
Capital Lease Obligations. In 2007, the Company assumed responsibility for certain capital lease contracts in the 7-Eleven ATM Transaction, the majority of which expired in 2009. Upon the fulfillment of certain payment obligations related to the capital leases, ownership of the ATMs transfers to the Company. As of December 31, 2009, approximately $0.2 million of capital lease obligations, all of which are due in 2010, were included within the Company’s Consolidated Balance Sheet.
Operating Lease Obligations. In addition to the capital leases assumed in conjunction the 7-Eleven ATM Transaction, the Company also assumed certain operating leases in connection with the acquisition. In conjunction with its purchase price allocation related to the 7-Eleven ATM Transaction, the Company recorded approximately $8.7 million of other liabilities (current and long-term) to value certain unfavorable equipment operating leases assumed as part of the acquisition. These liabilities were amortized over the remaining terms of the underlying leases, the majority of which expired in 2009, and served to reduce ATM operating lease expense amounts to the fair value of these services as of the date of the acquisition. During the year ended December 31, 2009, the Company recognized approximately $3.4 million in lease expense reductions associated with the amortization of these liabilities. Additionally, as of December 31, 2009, the Company has posted $0.4 million in letters of credit related to these operating and capital leases upon which the lessors can draw in the event the Company fails to make schedules payments under the leases. These letters of credit, which are reduced periodically as payments are made under the leases, will be released upon the expiration of the leases.
In addition to the ATM operating leases assumed in connection with the 7-Eleven ATM Transaction, the Company was a party to several operating leases as of December 31, 2009, primarily for office space and the rental of space at certain merchant locations. Such leases expire at various times during the next ten years.
Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2009 were as follows for each of the five years indicated and in the aggregate thereafter (in thousands). In conjunction with the move of its corporate headquarters, the Company has sublet portions of its previous facilities. Due to the immateriality of the sublease rentals, such amounts have been excluded from the below figures.

2010	$4,999
2011	4,434
2012	4,266
2013	4,135
2014	4,284
Thereafter	5,280

Total minimum lease payments	$27,398

Total rental expense under the Company’s operating leases, net of sublease income, was approximately $6.4 million, $7.3 million, and $5.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. Rental expense in 2009, 2008, and 2007 is presented net of $3.4 million, $3.7 million and $1.7 million, respectively, of expense reductions related to the liabilities recorded to value the unfavorable operating leases.
Other Commitments
Asset retirement obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. The Company is legally required to perform this deinstallation and restoration work. The Company had $24.0 million accrued for such liabilities as of December 31, 2009. For additional information on the Company’s asset retirement obligations, see Note 12, Asset Retirement Obligations.
Purchase commitments. As of December 31, 2009, the Company had entered into an agreement to purchase $1.1 million in ATMs from one of its primary suppliers during 2010. The Company had no other material purchase commitments as of year-end.

(17) Derivative Financial Instruments
Accounting Policy
The Company recognizes all of its derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheet at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (i) whether such instruments have been designated (and qualify) as part of a hedging relationship and (ii) on the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.
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
The notional amounts, weighted-average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place are as follows:

			Weighted
Notional Amounts	Notional Amounts	Notional Amounts	Average
United States	United Kingdom	Consolidated(1)	Fixed Rate	Term
	(In thousands)
$600,000	£75,000	$721,659	3.88%	January 1, 2010 – December 31, 2010
$550,000	£75,000	$671,659	3.60%	January 1, 2011 – December 31, 2011
$350,000	£50,000	$431,106	3.76%	January 1, 2012 – December 31, 2012
$100,000	£25,000	$140,553	3.97%	January 1, 2013 – December 31, 2013

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at $1.622115 to £1.00, which was the exchange rate in effect as of December 31, 2009.
The Company has designated a majority of its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations. Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in accumulated other comprehensive loss in the Consolidated Balance Sheets. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to these interest rate swap contracts as management does not currently believe that it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions.
Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/loss (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedge transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company’s vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. Accordingly, no ineffectiveness amounts associated with the Company’s cash flow hedges have been recorded in the Company’s consolidated financial statements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period.

The interest rate swap contracts entered into with respect to the Company’s vault cash rental obligations effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s monthly floating-rate vault cash rental obligations to a fixed rate. Such contracts are in place through December 31, 2013 for both the Company’s United States and United Kingdom vault cash rental obligations. By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company’s monthly vault cash rental expense amounts has been reduced. The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company’s counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company’s outstanding vault cash obligations that have been hedged. In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding. At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company’s existing interest rate swap contracts contain credit-risk-related contingent features.
The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges. Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the United Kingdom. The swaps were based on 1-month LIBOR, which was the rate in place under the Company’s vault cash rental agreement in the United Kingdom at the time. However, during the fourth quarter of 2009, the Company’s vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement to 3-month LIBOR. As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying 1-month LIBOR interest rate swap transactions, and as a result, was required to record a $1.4 million unrealized loss during the fourth quarter of 2009. Such amount represented the change in the mark-to-market values of the 1-month LIBOR swaps subsequent to the date that the Company was no longer able to apply hedge accounting treatment to those swaps. In December 2009, the Company entered into a series of additional trades, the effects of which were to offset the existing 1-month LIBOR swaps and establish new 3-month LIBOR swaps to match the new underlying vault cash rental rate. The $1.4 million unrealized loss amount has been presented in the other expense line item in the accompanying Consolidated Statements of Operations since the underlying swaps were not deemed to be effective hedges of the Company’s underlying vault cash rental costs.

Tabular Disclosures
The following tables depict the effects of the use of the Company’s derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.
Balance Sheet Data

	December 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Asset Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	$1,445	Prepaid expenses, deferred costs, and other assets	$—

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$22,286	Current portion of other long-term liabilities	$13,788
Interest rate swap contracts	Other long-term liabilities	11,139	Other long-term liabilities	18,364

Total		$33,425		$32,152

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$1,137	Current portion of other long-term liabilities	$—
Interest rate swap contracts	Other long-term liabilities	1,517	Other long-term liabilities	—

Total		$2,654		$—

Total Derivatives:		$34,634		$32,152

The Asset Derivative Instruments reflected in the table above related to the current portion of certain derivative instruments that were in an overall liability position, for which the non-current portion is reflected in the Liability Derivative Instrument portion above.
Statements of Operations Data

Year Ended December 31,
Location of Gain
	Amount of Gain Recognized		(Loss) Reclassified	Amount of Loss Reclassified
	in OCI on Derivative		from Accumulated	from Accumulated OCI into
Derivatives in Cash Flow	Instruments		OCI into Income	Income
Hedging Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)
	2009	2008		2009	2008
	(In thousands)			(In thousands)
Interest rate swap contracts	$21,492	$(5,808)	Cost of ATM operating revenues	$(22,538)	$(12,700)

	Twelve Months Ended December 31,
Derivatives Not Designated as	Location of Loss Recognized	Amount of Loss Recognized
Hedging Instruments	into Income on Derivative	into Income on Derivative
		2009	2008
		(In thousands)
Interest rate swap contracts	Other expense (income)	$(1,437)	$—

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges. The Company has not historically, and does not currently anticipate, discontinuing its existing derivative instruments prior to their expiration date. If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company’s vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company’s current interest rate swap contracts, as occurred during the fourth quarter of 2009, any resulting gains or losses will be recognized within the Other expense (income) line item of the Company’s Consolidated Statements of Operations.
As of December 31, 2009, the Company expects to reclassify $22.0 million of net derivative-related losses contained within accumulated OCI to earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.
See Note 18, Fair Value Measurements for additional disclosures on the Company’s interest rate swap contracts in respect to its fair value measurements.
(18) Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$1,445	$—	$1,445	$—

Liabilities:
Liabilities associated with interest rate swaps	$36,079	$—	$36,079	$—
The following table provides the liabilities measured at fair value on a non-recurring basis at December 31, 2009. These items are included in the “asset retirement obligations” line in the Company’s Consolidated Balance Sheet:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset retirement obligations — liabilities added during the year ended December 31, 2009	$3,073	$—	$—	$3,073
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
Interest rate swaps. The fair value of the Company’s interest rate swaps was a net liability of $34.6 million as of December 31, 2009. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.
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
The carrying amount of the Company’s cash and cash equivalents and other current assets and liabilities approximates fair value due to the relatively short maturities of these instruments. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating market interest rates. As of December 31, 2009, the fair value of the Company’s $300.0 million senior subordinated notes (see Note 11, Long-Term Debt) totaled $308.3 million, based on the quoted market price for such notes as of December 31, 2009.
Fair Value Option. In February 2007, the FASB issued a statement that provided companies the option to measure certain financial instruments and other items at fair value. The Company elected not to adopt the fair value option provisions of this statement.
(19) Income Taxes
Income tax expense (benefit) based on the Company’s income (loss) before income taxes consists of the following for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(In thousands)
Current:
U.S. federal	$265	$—	$—
State and local	251	284	111
Foreign	—	—	—

Total current	$516	$284	$111

Deferred:
U.S. federal	$3,889	$3,350	$4,963
State and local	(160)	66	(153)
Foreign	—	(2,711)	(444)

Total deferred	3,729	705	4,366

Total	$4,245	$989	$4,477

Income tax expense differs from amounts computed by applying the U.S. federal statutory tax rate to income (loss) before taxes as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(In thousands)
Income tax expense (benefit) at the statutory rate of 34.0%	$3,237	$(23,931)	$(7,822)
State tax, net of federal expense (benefit)	938	408	(376)
Change in United Kingdom statutory tax rate	—	—	(211)
Non-deductible expenses	180	15,651	21
Potential non-deductible interest of foreign subsidiary	688	1,817	—
Impact of foreign rate differential	160	1,023	119
Other	36	52	12

Subtotal	5,239	(4,980)	(8,257)
Change in valuation allowance	(994)	5,969	12,734

Total tax expense	$4,245	$989	$4,477

Of the $15.7 million in non-deductible expenses for 2008, as shown in the table above, $17.0 million is associated with the $50.0 million goodwill impairment charge related to the Company’s investment in its United Kingdom operations.

The net current and non-current deferred tax assets and liabilities (by tax jurisdiction) as of December 31, 2009 and 2008 were as follows:

	United States		United Kingdom		Mexico		Consolidated
	2009	2008	2009	2008	2009	2008	2009	2008
	(In thousands)
Current deferred tax asset	$1,873	$1,450	$119	$107	$2	$165	$1,994	$1,722
Valuation allowance	(1,719)	(891)	(88)	(107)	(1)	(165)	(1,808)	(1,163)
Current deferred tax liability	(3,229)	(559)	—	—	(78)	—	(3,307)	(559)

Net current deferred tax liability	(3,075)	—	31	—	(77)	—	(3,121)	—

Non-current deferred tax asset	27,794	31,466	3,730	1,532	1,466	910	32,990	33,908
Valuation allowance	(25,511)	(26,274)	(2,770)	(1,532)	(515)	(595)	(28,796)	(28,401)
Non-current deferred tax liability	(14,579)	(16,865)	(991)	—	(874)	(315)	(16,444)	(17,180)

Net non-current deferred tax (liability) asset	(12,296)	(11,673)	(31)	—	77	—	(12,250)	(11,673)

Net deferred tax liability	$(15,371)	$(11,673)	$—	$—	$—	$—	$(15,371)	$(11,673)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, were as follows:

	2009	2008
	(In thousands)
Current deferred tax assets:
Reserve for receivables	$219	$199
Accrued liabilities and reserves	1,076	949
Other	699	574

Subtotal	1,994	1,722
Valuation allowance	(1,808)	(1,163)

Current deferred tax assets	186	559

Non-current deferred tax assets:
Net operating loss carryforward	11,608	17,706
Unrealized loss on derivative instruments	12,622	10,932
Share-based compensation	3,272	1,703
Asset retirement obligations	192	431
Tangible and intangible assets	3,730	1,897
Deferred revenue and reserves	1,225	1,164
Other	341	75

Subtotal	32,990	33,908
Valuation allowance	(28,796)	(28,401)

Non-current deferred tax assets	4,194	5,507

Current deferred tax liabilities:
Other	(3,307)	(559)

Current deferred tax liabilities	(3,307)	(559)

Non-current deferred tax liabilities:
Tangible and intangible assets	(9,054)	(9,044)
Deployment costs	(6,109)	(7,890)
Asset retirement obligations	(991)	—
Other	(290)	(246)

Non-current deferred tax liabilities	(16,444)	(17,180)

Net deferred tax liability	$(15,371)	$(11,673)

During the years ended December 31, 2009 and 2008, the Company increased its valuation allowance by approximately $1.0 million and $11.3 million, respectively. The large increase in 2008 was largely due to the Company’s decision to establish valuation allowances for the net deferred tax asset balance associated with its United Kingdom operations. Such decision was made as the Company determined that it is more likely than not that such benefits will not be realized in the future. Furthermore, the Company has determined that the future tax benefits in all of its operating segments will not be recognized until it is more likely than not that such benefits will be utilized.
The deferred taxes associated with the Company’s unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets, net of any applicable valuation allowances. Accordingly, approximately $1.7 million and $6.0 million of the changes in the Company’s valuation allowances for the years ended December 31, 2009 and 2008, respectively, have not been reflected within the Company’s tax provision line item within the accompanying Consolidated Statements of Operations.

As of December 31, 2009, the Company had approximately $38.2 million in United States federal net operating loss carryforwards that will begin expiring in 2025, and $5.8 million in state net operating loss carryforwards that will begin expiring in 2010. The United States federal net operating loss amount excludes approximately $2.9 million in potential future tax benefits associated with employee stock option exercises that occurred from 2006 to 2009. Because the Company is currently in a net operating loss position, such benefits have not been reflected in the Company’s consolidated financial statements, as required by ASC 718, Compensation — Stock Compensation. As noted above, the Company has established a valuation allowance for its net deferred tax asset balance in the United States as of December 31, 2009, which includes the deferred tax effects of the above net operating loss carryforwards. Finally, the Company had approximately $0.3 million in alternative minimum tax credits in the United States as of December 31, 2009.
As of December 31, 2009, the Company had approximately $4.5 million in net operating loss carryforwards in Mexico that will begin expiring in 2016. However, as noted above, the deferred tax benefit associated with such carryforwards has been fully reserved for through a valuation allowance. If realized, approximately $43,000 of such valuation allowance will be applied to reduce the goodwill balance recorded in connection with the Company’s acquisition of a majority stake in CCS Mexico.
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
As of December 31, 2009, the Company had an unrecognized tax benefit due to the potential disallowance of interest in a foreign subsidiary of $1.9 million. Substantially all of this amount, if recognized, would be reflected as an adjustment to income tax (benefit) expense. It is not expected that the amount of unrecognized tax benefits will significantly change in the next 12 months. No net interest or penalties were accrued related to this unrecognized tax benefit as we believe that such amounts are immaterial.
We file United States, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, we are not subject to tax examination by tax authorities for years before 2005.
(20) Concentration Risk
Significant Supplier. For the years ended December 31, 2009 and 2008, the Company’s domestic and United Kingdom operations purchased equipment from one supplier that accounted for 60.8% and 68.6%, respectively, of the Company’s total ATM purchases for the years. As of December 31, 2009 and 2008, accounts payable to this supplier for ATM purchases represented approximately 3.0% and 3.8%, respectively, of the Company’s consolidated accounts payable balances. In Mexico, the Company purchased equipment from one supplier that accounted for 16.4% and 12.0% for the years ended December 31, 2009 and 2008, respectively. The accounts payable to this supplier was immaterial as of December 31, 2009 and 2008.
Significant Vendors. The Company obtains the cash to fill a substantial portion of its domestic Company-owned, and, in some cases, merchant-owned, ATMs from Bank of America and Wells Fargo. As of December 31, 2009, the Company had $895.4 million in cash in its domestic ATMs, of which 49.7% was provided by Bank of America and 49.2% was provided by Wells Fargo. The Company’s existing vault cash rental agreements expire at various times throughout 2011, ranging from March 2011 to October 2011. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond the Company’s control, including certain bankruptcy events of the Company or its subsidiaries, or a breach of the terms of the Company’s cash provider agreements. Other key terms of the agreements include the requirement that the cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days notice prior to the actual termination date. Under the Company’s domestic agreements, if such notice is not received, then the contracts will automatically renew for an additional one-year period. Additionally, the Company’s contract with one of its vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 90 days prior written notice. However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.
In addition to the above, the Company had concentration risks in significant vendors for on-site maintenance services and armored courier services in the United States for the years ended December 31, 2009 and 2008.
Significant Customers. For the years ended December 31, 2009 and 2008, the Company derived 49.0% and 44.7%, respectively, of its total revenues from ATMs placed at the locations of its five largest merchants. For the year ended December 31, 2009, the Company’s top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Target, and Hess. For the year ended December 31, 2008, the Company’s top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Target, and Duane Reade. 7-Eleven, which represents the single largest merchant customer in Cardtronics’ portfolio, comprised 30.9% and 30.2% of the Company’s total revenues for the years ended December 31, 2009 and 2008, respectively. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with 7-Eleven and these other merchants.

(21) Segment Information
As of December 31, 2009, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments. The Company’s operations in Puerto Rico are included in its United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.
Management uses EBITDA to assess the operating results and effectiveness of its segments. Additionally, during the year ended December 31, 2008, the Company recorded a $50.0 million impairment charge of the goodwill associated with its United Kingdom operations, which the Company has also excluded from EBITDA. This charge has been excluded as goodwill and associated write-downs would be company-specific and management feels the inclusion of such a charge in EBITDA would not contribute to management’s understanding of the operating results and effectiveness of its business. Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with GAAP. Below is a reconciliation of EBITDA to net income (loss) attributable to controlling interests for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(In thousands)
EBITDA	$100,386	$70,527	$53,811
Less:
Depreciation and accretion expense	39,420	39,164	26,781
Amortization expense	18,916	18,549	18,870
Goodwill impairment charge	—	50,003	—
Interest expense, net, including amortization of financing costs and bond discounts	32,528	33,197	31,164
Income tax expense	4,245	989	4,477

Net income (loss) attributable to controlling interests	$5,277	$(71,375)	$(27,481)

The following tables reflect certain financial information for each of the Company’s reporting segments. All intercompany transactions between the Company’s reporting segments have been eliminated.

	For The Year Ended December 31, 2009
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$401,934	$73,096	$18,323	$—	$493,353
Intersegment revenues	2,142	—	—	(2,142)	—
Cost of revenues	281,724	51,419	13,473	(2,142)	344,474
Selling, general, and administrative expenses	35,434	4,865	1,228	—	41,527
Loss on disposal of assets	2,809	3,106	101	—	6,016

EBITDA	85,105	12,271	3,504	(494)	100,386

Depreciation and accretion expense	26,845	10,799	1,797	(21)	39,420
Amortization expense	17,127	1,749	40	—	18,916
Interest expense, net	26,893	4,976	659	—	32,528

Capital expenditures, excluding acquisitions (1)	16,245	6,714	3,072	—	26,031

	For The Year Ended December 31, 2008
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$404,716	$74,155	$14,143	$—	$493,014
Intersegment revenues	1,199	—	—	(1,199)	—
Cost of revenues	303,350	64,566	11,823	(1,198)	378,541
Selling, general, and administrative expenses	33,316	4,677	1,075	—	39,068
Loss on disposal of assets	2,707	3,100	—	—	5,807

EBITDA	67,525	1,426	762	814	70,527

Depreciation and accretion expense	26,238	11,337	1,627	(38)	39,164
Amortization expense	16,174	2,326	49	—	18,549
Goodwill impairment charge	—	50,003	—	—	50,003
Interest expense, net	26,760	5,673	764	—	33,197

Capital expenditures, excluding acquisitions (1)	29,258	26,401	4,474	—	60,133

	For The Year Ended December 31, 2007
		United
	United States	Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$310,078	$63,389	$4,831	$—	$378,298
Intersegment revenues	82	—	—	(82)	—
Cost of revenues	244,433	45,279	3,985	(50)	293,647
Selling, general, and administrative expenses	23,548	4,525	1,268	16	29,357
Loss on disposal of assets	1,716	769	—	—	2,485

EBITDA	41,206	12,843	(454)	216	53,811

Depreciation and accretion expense	19,005	7,378	421	(23)	26,781
Amortization expense	17,000	1,821	49	—	18,870
Interest expense, net	26,421	4,443	300	—	31,164

Capital expenditures, excluding acquisitions (1)	31,885	33,628	5,446	—	70,959
Additions to equipment to be leased to customers	—	—	548	—	548

(1)	Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and capital expenditures financed by direct debt. Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.
Identifiable Assets:

	December 31, 2009	December 31, 2008
	(In thousands)
United States	$450,410	$458,244
United Kingdom	76,109	74,877
Mexico	17,235	11,736
Eliminations	(83,350)	(64,029)

Total	$460,404	$480,828

(22) Supplemental Guarantor Financial Information
The Company’s Series A and Series B Notes are guaranteed on a full and unconditional basis by the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the years ended December 31, 2009, 2008, and 2007, and the condensed consolidating balance sheets as of December 31, 2009 and 2008, of (i) Cardtronics, Inc., the parent company and issuer of the Notes (“Parent”); (ii) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (iii) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Year Ended December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$404,076	$91,419	$(2,142)	$493,353
Operating costs and expenses	4,967	358,972	88,577	(2,163)	450,353

Operating (loss) income	(4,967)	45,104	2,842	21	43,000
Interest expense, net, including amortization and write-off of financing costs and bond discounts	3,868	23,025	5,635	—	32,528
Equity in earnings of subsidiaries	(18,646)	—	—	18,646	—
Other (income) expense, net	(93)	(905)	1,454	—	456

Income (loss) before income taxes	9,904	22,984	(4,247)	(18,625)	10,016
Income tax expense	4,154	91	—	—	4,245

Net income (loss)	5,750	22,893	(4,247)	(18,625)	5,771
Net income attributable to noncontrolling interests	—	—	—	494	494

Net income (loss) attributable to controlling interests and available to common stockholders	$5,750	$22,893	$(4,247)	$(19,119)	$5,277

	Year Ended December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$405,915	$88,298	$(1,199)	$493,014
Operating costs and expenses	3,587	378,198	150,583	(1,236)	531,132

Operating (loss) income	(3,587)	27,717	(62,285)	37	(38,118)
Interest expense, net, including amortization and write-off of financing costs and bond discounts	635	26,125	6,437	—	33,197
Equity in losses of subsidiaries	65,233	—	—	(65,233)	—
Other (income) expense, net	(371)	(405)	869	—	93

(Loss) income before income taxes	(69,084)	1,997	(69,591)	65,270	(71,408)
Income tax expense (benefit)	3,350	350	(2,711)	—	989

Net (loss) income	(72,434)	1,647	(66,880)	65,270	(72,397)
Net (loss) income attributable to noncontrolling interests	—	—	—	(1,022)	(1,022)

Net (loss) income attributable to controlling interests and available to common stockholders	$(72,434)	$1,647	$(66,880)	$66,292	$(71,375)

	Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$310,160	$68,220	$(82)	$378,298
Operating costs and expenses	1,253	304,449	65,495	(57)	371,140

Operating (loss) income	(1,253)	5,711	2,725	(25)	7,158
Interest expense, net, including amortization and write-off of financing costs and bond discounts	8,269	18,152	4,743	—	31,164
Equity in losses of subsidiaries	13,597	—	—	(13,597)	—
Other (income) expense, net	—	(631)	5	—	(626)

(Loss) income before income taxes	(23,119)	(11,810)	(2,023)	13,572	(23,380)
Income tax expense (benefit)	4,713	207	(443)	—	4,477

Net loss	(27,832)	(12,017)	(1,580)	13,572	(27,857)
Net loss attributable to noncontrolling interests	—	—	—	(376)	(376)

Net loss attributable to controlling interests	(27,832)	(12,017)	(1,580)	13,948	(27,481)
Preferred stock conversion and accretion expense	36,272	—	—	—	36,272

Net loss attributable to controlling interests and available to common stockholders	$(64,104)	$(12,017)	$(1,580)	$13,948	$(63,753)

Condensed Consolidating Balance Sheets

	As of December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$40	$8,400	$2,009	$—	$10,449
Accounts and notes receivable, net	38,261	23,846	3,980	(38,387)	27,700
Other current assets	80	8,218	6,627	(6)	14,919

Total current assets	38,381	40,464	12,616	(38,393)	53,068
Property and equipment, net	—	86,975	60,527	(154)	147,348
Intangible assets, net	6,467	73,390	9,179	—	89,036
Goodwill	—	150,462	14,704	—	165,166
Investments in and advances to subsidiaries	(30,887)	—	—	30,887	—
Intercompany receivable (payable)	306,786	11,681	(6,015)	(312,452)	—
Prepaid expenses, deferred costs, and other assets	—	3,454	2,332	—	5,786

Total assets	$320,747	$366,426	$93,343	$(320,112)	$460,404

Liabilities and Stockholders’ Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,122	$—	$2,122
Current portion of capital lease obligations	—	235	—	—	235
Current portion of other long-term liabilities	—	23,217	2,830	—	26,047
Accounts payable and accrued liabilities	12,263	77,829	20,295	(38,387)	72,000

Total current liabilities	12,263	101,281	25,247	(38,387)	100,404
Long-term debt, net of related discounts	297,242	—	7,688	—	304,930
Intercompany payable	—	205,216	106,888	(312,104)	—
Deferred tax liability, net	12,532	1,326	—	—	13,858
Asset retirement obligations	—	14,405	9,598	—	24,003
Other long-term liabilities	—	16,931	1,568	—	18,499

Total liabilities	322,037	339,159	150,989	(350,491)	461,694
Stockholders’ (deficit) equity	(1,290)	27,267	(57,646)	30,379	(1,290)

Total liabilities and stockholders’ (deficit) equity	$320,747	$366,426	$93,343	$(320,112)	$460,404

	As of December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$20	$3,165	$239	$—	$3,424
Accounts and notes receivable, net	4,815	22,872	2,965	(5,335)	25,317
Other current assets	61	12,245	10,406	(5)	22,707

Total current assets	4,896	38,282	13,610	(5,340)	51,448
Property and equipment, net	—	96,964	56,641	(175)	153,430
Intangible assets, net	7,612	90,844	9,871	—	108,327
Goodwill	—	150,462	13,322	—	163,784
Investments in and advances to subsidiaries	(48,700)	—	—	48,700	—
Intercompany receivable (payable)	378,319	12,342	(7,771)	(382,890)	—
Prepaid expenses, deferred costs, and other assets	—	2,899	940	—	3,839

Total assets	$342,127	$391,793	$86,613	$(339,705)	$480,828

Liabilities and Stockholders’ Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,373	$—	$1,373
Current portion of capital lease obligations	—	757	—	—	757
Current portion of other long-term liabilities	—	24,302	—	—	24,302
Accounts payable and accrued liabilities	11,035	51,016	15,669	(5,334)	72,386

Total current liabilities	11,035	76,075	17,042	(5,334)	98,818
Long-term debt, net of related discounts	340,137	—	4,679	—	344,816
Intercompany payable	—	273,345	109,545	(382,890)	—
Capital lease obligations	—	235	—	—	235
Deferred tax liability, net	10,705	968	—	—	11,673
Asset retirement obligations	—	13,247	7,822	—	21,069
Other long-term liabilities	—	23,944	23	—	23,967

Total liabilities	361,877	387,814	139,111	(388,224)	500,578
Stockholders’ (deficit) equity	(19,750)	3,979	(52,498)	48,519	(19,750)

Total liabilities and stockholders’ (deficit) equity	$342,127	$391,793	$86,613	$(339,705)	$480,828

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(23,776)	$90,365	$8,285	$—	$74,874

Additions to property and equipment	—	(16,189)	(9,581)	—	(25,770)
Payments for exclusive license agreements and site acquisition costs	—	(55)	(206)	—	(261)
Investment in subsidiary	(548)	—	—	548	—

Net cash used in investing activities	(548)	(16,244)	(9,787)	548	(26,031)

Proceeds from issuance of long-term debt	53,500	29,501	3,381	(30,500)	55,882
Repayments of long-term debt and capital leases	(97,000)	(98,387)	(1,455)	97,630	(99,212)
Issuance of long-term notes receivable	(30,500)	—	—	30,500	—
Payments received on long-term notes receivable	97,630	—	—	(97,630)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(142)	—	(142)
Repurchase of common stock	(458)	—	—	—	(458)
Payments received for subscriptions receivable	34	—	—	—	34
Proceeds from exercises of stock options	1,596	—	—	—	1,596
Issuance of capital stock	—	—	548	(548)	—
Noncontrolling interest shareholder capital contribution	—	—	526	—	526
Debt issuance and modification costs	(458)	—	—	—	(458)

Net cash provided by (used in) financing activities	24,344	(68,886)	2,858	(548)	(42,232)

Effect of exchange rate changes on cash	—	—	414	—	414

Net increase (decrease) in cash and cash equivalents	20	5,235	1,770	—	7,025
Cash and cash equivalents as of beginning of period	20	3,165	239	—	3,424

Cash and cash equivalents as of end of period	$40	$8,400	$2,009	$—	$10,449

	Year Ended December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(2,082)	$14,723	$3,577	$—	$16,218

Additions to property and equipment	—	(29,208)	(30,071)	—	(59,279)
Payments for exclusive license agreements and site acquisition costs	—	(50)	(804)	—	(854)
Principal payments received under direct financing leases	—	—	17	—	17
Investment in subsidiary	(1,837)	—	—	1,837	—
Acquisitions, net of cash acquired	—	(360)	—	—	(360)

Net cash used in investing activities	(1,837)	(29,618)	(30,858)	1,837	(60,476)

Proceeds from issuance of long-term debt	127,000	74,898	26,725	(101,787)	126,836
Repayments of long-term debt and capital leases	(87,500)	(68,414)	(686)	67,277	(89,323)
Issuance of long-term notes receivable	(101,787)	—	—	101,787	—
Payments received on long-term notes receivable	67,277	—	—	(67,277)	—
Repayments of borrowing under bank overdraft facility, net	—	—	(3,541)	—	(3,541)
Issuance of capital stock	—	—	1,837	(1,837)	—
Payments received for subscriptions receivable	195	—	—	—	195
Proceeds from exercises of stock options	362	—	—	—	362
Noncontrolling interest shareholder capital contribution	—	—	1,662	—	1,662
Equity offering costs	(1,489)	—	—	—	(1,489)
Debt issuance and modification costs	(195)	—	—	—	(195)

Net cash provided by financing activities	3,863	6,484	25,997	(1,837)	34,507

Effect of exchange rate changes on cash	—	—	(264)	—	(264)

Net decrease in cash and cash equivalents	(56)	(8,411)	(1,548)	—	(10,015)
Cash and cash equivalents as of beginning of period	76	11,576	1,787	—	13,439

Cash and cash equivalents as of end of period	$20	$3,165	$239	$—	$3,424

Condensed Consolidating Statements of Cash Flows — continued

	Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(4,319)	$39,796	$19,631	$—	$55,108

Additions to property and equipment, net of proceeds from sale of property and equipment	—	(30,748)	(37,215)	—	(67,963)
Payments for exclusive license agreements and site acquisition costs	—	(1,133)	(1,860)	—	(2,993)
Additions to equipment to be leased to customers, net of principal payments received under direct financing leases	—	—	(514)	—	(514)
Investment in subsidiary	(284)	—	—	284	—
Acquisitions, net of cash acquired	—	(135,009)	—	—	(135,009)
Proceeds from sale of Winn-Dixie equity securities	—	3,950	—	—	3,950

Net cash used in investing activities	(284)	(162,940)	(39,589)	284	(202,529)

Proceeds from issuance of long-term debt	185,934	166,635	19,957	(184,782)	187,744
Repayments of long-term debt and capital leases	(140,100)	(33,733)	(192)	33,260	(140,765)
Issuance of long-term notes receivable	(184,782)	—	—	184,782	—
Payments received on long-term notes receivable	33,260	—	—	(33,260)	—
Proceeds from borrowing under bank overdraft facility, net	—	—	642	—	642
Issuance of capital stock	111,600	—	284	(284)	111,600
Payments received for subscriptions receivable	95	—	—	—	95
Proceeds from exercises of stock options	46	—	—	—	46
Noncontrolling interest shareholder capital contribution	—	—	264	—	264
Equity offering costs	(618)	—	—	—	(618)
Debt issuance and modification costs	(853)	—	—	—	(853)

Net cash provided by financing activities	4,582	132,902	20,955	(284)	158,155

Effect of exchange rate changes on cash	—	—	(13)	—	(13)

Net (decrease) increase in cash and cash equivalents	(21)	9,758	984	—	10,721
Cash and cash equivalents as of beginning of period	97	1,818	803	—	2,718

Cash and cash equivalents as of end of period	$76	$11,576	$1,787	$—	$13,439

(23) Subsequent Events
In January and February 2010, the Company granted a total of 700,000 shares of restricted stock to certain members of its executive management.
In February 2010, Mt. Vernon Money Center (“MVMC”), one of the Company’s third-party armored service providers in the Northeast, ceased all cash replenishment operations for its customers following the arrest on charges of bank fraud of its founder and principal owner. A few days later, the U.S. District Court in the Southern District of New York (the “Court”) appointed a receiver (the “Receiver”) to, among other things, seize all of the assets in the possession of MVMC. While the Company currently does not believe that this event will have a material adverse affect on its operations, the Company was required to convert over 1,000 ATMs that were being serviced by MVMC to another third-party armored service provider, resulting in a minor amount of downtime being experienced by those ATMs. Further, based upon the Receiver’s report dated March 1, 2010, and filed with the Court on that same date, it appears that some of the vault cash that was delivered to MVMC on the Company’s behalf was either commingled with vault cash belonging to MVMC’s other customers or was misappropriated by MVMC. Regardless, the Company currently believes that its existing insurance policies will cover any cash losses that the Company may incur resulting from this incident, less any deductible payments required to be paid by the Company under such policies.

(24) Supplemental Selected Quarterly Financial Information (Unaudited)
Financial information by quarter is summarized below for the years ended December 31, 2009 and 2008.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share amounts)
2009
Total revenues	$115,345	$124,648	$128,603	$124,757	$493,353
Gross profit (1)	31,302	37,520	40,842	39,215	148,879
Net (loss) income (2)	(5,037)	2,599	6,525	1,684	5,771
Net (loss) income attributable to controlling interests and available to common stockholders(2)	(5,068)	2,488	6,398	1,459	5,277
Basic net income per common share (2)	$(0.13)	$0.06	$0.16	$0.04	$0.13

Diluted net income per common share (2)	$(0.13)	$0.06	$0.15	$0.03	$0.13

2008
Total revenues	$120,575	$126,975	$127,259	$118,205	$493,014
Gross profit (3)	26,979	29,409	30,117	27,968	114,473
Net loss (4)	(4,887)	(3,621)	(5,232)	(58,657)	(72,397)
Net loss attributable to controlling interests and available to common stockholders(4)	(4,887)	(3,621)	(4,418)	(58,449)	(71,375)
Basic and diluted net loss per common share (4)	$(0.13)	$(0.09)	$(0.11)	$(1.50)	$(1.84)

(1)	Excludes $12.6 million, $12.7 million, $12.7 million and $13.5 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(2)	Includes pre-tax impairment charge related to contract intangible assets of $1.2 million for the quarter ended December 31.

(3)	Excludes $12.4 million, $13.2 million, $13.3 million and $13.5 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(4)	Includes pre-tax goodwill impairment charge of $50.0 million for the quarter ended December 31.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Based on the results of our evaluation, the Company’s CEO and CFO have concluded that, as of the end of December 31, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Attestation Report of the Independent Registered Public Accounting Firm
The Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this 2009 Form 10-K, as stated in their attestation report which is included on page 63.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.
Code of Ethics
We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code of Ethics is available on our website at http://www.cardtronics.com, and you may also request a copy of the Code of Ethics at no cost, by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, (832) 308-4000. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, and persons performing similar functions on our website at http://www.cardtronics.com promptly following the date of the amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 3, 2010.

CARDTRONICS, INC.
/s/ Steven A. Rathgaber
Steven A. Rathgaber
Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 3, 2010.

Signature	Title

/s/ Steven A. Rathgaber Steven A. Rathgaber	Chief Executive Officer and Director (Principal Executive Officer)

/s/ J. Chris Brewster J. Chris Brewster	Chief Financial Officer (Principal Financial Officer)

/s/ Tres Thompson Tres Thompson	Chief Accounting Officer (Principal Accounting Officer)

/s/ Fred R. Lummis Fred R. Lummis	Chairman of the Board of Directors

/s/ Tim Arnoult Tim Arnoult	Director

/s/ Robert P. Barone Robert P. Barone	Director

/s/ Jorge M. Diaz Jorge M. Diaz	Director

/s/ Dennis F. Lynch Dennis F. Lynch	Director

/s/ G. Patrick Phillips G. Patrick Phillips	Director

/s/ Michael A.R. Wilson Michael A.R. Wilson	Director

EXHIBIT INDEX

Exhibit
Number	Description
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

4.8
Third Supplemental Indenture dated as of December 16, 2008 among Cardtronics, Inc., Cardtronics USA, Inc., Cardtronics GP, Inc., Cardtronics Holdings, LLC, ATM National, LLC and Wells Fargo Bank, N.A. as Trustee (incorporated herein by reference to Exhibit 4.8 of the Annual Report on Form 10-K filed by Cardtronics, Inc. on March 19, 2009, Registration No. 001-33864).

4.9
Third Supplemental Indenture dated as of December 16, 2008 among Cardtronics, Inc., Cardtronics USA, Inc., Cardtronics GP, Inc., Cardtronics Holdings, LLC, ATM National, LLC and Wells Fargo Bank, N.A. as Trustee (incorporated herein by reference to Exhibit 4.9 of the Annual Report on Form 10-K filed by Cardtronics, Inc. on March 19, 2009, Registration No. 001-33864).

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

10.8	Amendment No. 4 to Credit Agreement, dated as of February 14, 2006 (incorporated herein by reference to Exhibit 10.28 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on April 2, 2007).

10.9
Amendment No. 5 to Credit Agreement, dated as of September 29, 2006 (incorporated herein by reference to Exhibit 10.29 of the Registration Statement on Form S-1 filed by Cardtronics, Inc. on September 7, 2007, Registration No. 145929).

10.10	Amendment No. 6 to Credit Agreement, dated as of May 3, 2007 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on May 9, 2007).

10.11	Amendment No. 7 to Credit Agreement, dated as of July 18, 2007 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 14, 2007).

10.12	Amendment No. 8 to Credit Agreement, dated as of March 19, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on March 25, 2008).

10.13
Amendment No. 9 to Credit Agreement, dated as of February 25, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on February 25, 2009, Registration No. 001-33864).

10.14
Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of July 20, 2007 (incorporated herein by reference to Exhibit 10.41 of the Registration Statement on Form S-4 filed by Cardtronics, Inc. on February 14, 2008, Registration No. 333-149236-03). †

10.15
Amended and Restated Service Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.16
Bonus Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.17
2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.18
Amendment No. 1 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of January 30, 2004 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.19
Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.20
Amendment No. 3 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of May 9, 2006 (incorporated herein by reference to Exhibit 10.38 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).†

10.21
Amendment No. 4 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of August 22, 2007 (incorporated herein by reference to Exhibit 10.39 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).†

Exhibit
Number	Description
10.22
Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).†

10.23
Form of Director Indemnification Agreement entered into by and between Cardtronics, Inc. and each of its directors, dated as of February 10, 2005 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.24
Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, by Cardtronics, Inc. filed on November 9, 2007).

10.25
Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007).

10.26	Cardtronics, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007).

10.27
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

10.29
Second Amendment to First Amended and Restated Investors Agreement, dated as of November 26, 2007, by and among Cardtronics, Inc. and certain securityholders thereof (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).

10.30
2008 Bonus Plan of Cardtronics, Inc., effective as of January 1, 2008 (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on May 1, 2008, Registration No. 001-33864).†

10.31	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.32
First Amendment to Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.33
First Amendment to Amended and Restated Service Agreement between Bank Machine Ltd. and Ron Delnevo, dated effective as of June 5, 2008 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.34
Restricted Stock Agreement between Cardtronics, Inc. and Jack M. Antonini, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.35
Restricted Stock Agreement between Cardtronics, Inc. and J. Chris Brewster, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.36
Restricted Stock Agreement between Cardtronics, Inc. and Michael H. Clinard, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.37
Restricted Stock Agreement between Cardtronics, Inc. and Rick Updyke, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

Exhibit
Number		Description
10.38
Restricted Stock Agreement between Cardtronics, Inc. and Ron Delnevo, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.39
Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, LP and 7-Eleven, Inc (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on July 26, 2007, Registration No. 333-113470).

10.40
Form of Non-statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 19, 2009, Registration No. 001-33864).

10.41		Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 19, 2009, Registration No. 001-33864).

10.42
Employment Agreement by and between Cardtronics, LP and Tres Thompson, dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K/A, filed by Cardtronics, Inc. on March 10, 2009, Registration No. 001-33864). †

10.43
Second Amendment to Contract Cash Solutions Agreement, dated as of July 19, 2009, by and between Cardtronics USA, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 7, 2009).

10.44
Cardtronics, Inc. 2009 Annual Executive Cash Incentive Plan, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on August 14, 2009). †

10.45
Restricted Stock Agreement between Cardtronics, Inc. and J. Chris Brewster, dated January 15, 2010 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 22, 2010). †

10.46
Restricted Stock Agreement between Cardtronics, Inc. and Michael H. Clinard, dated January 15, 2010 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 22, 2010). †

10.47
Restricted Stock Agreement between Cardtronics, Inc. and Rick Updyke, dated January 15, 2010 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 22, 2010). †

10.48	*	Employment Agreement by and between Cardtronics USA Inc., Cardtronics, Inc. and Steven A. Rathgaber, dated effective as of February 1, 2010. †

10.49	*	Restricted Stock Agreement between Cardtronics, Inc. and Steven A. Rathgaber, dated December 15, 2009. †

12.1	*	Computation of Ratio of Earnings to Fixed Charges.

14.1
Cardtronics, Inc. Code of Business Conduct and Ethics Approved by the Board of Directors on January 25, 2010 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 27, 2010, Registration No. 001-33864).

14.2	*	Cardtronics, Inc. Financial Code of Ethics (adopted as of December 30, 2009).

21.1	*	Subsidiaries of Cardtronics, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

31.1	*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.