Form 10-Q
period 2010-03-31
CARDTRONICS INC
filed 2010-05-07
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33864

CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0681190
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3250 Briarpark Drive, Suite 400
Houston, TX	77042
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, par value: $0.0001 per share. Shares outstanding on May 3, 2010: 41,782,077

CARDTRONICS, INC.
When we refer to “us,” “we,” “our,” “ours” or “the Company,” we are describing Cardtronics, Inc. and/or our subsidiaries.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,694	$10,449
Accounts and notes receivable, net of allowance of $503 and $560 as of March 31, 2010 and December 31, 2009, respectively	27,004	27,700
Inventory	1,977	2,617
Restricted cash, short-term	3,151	3,452
Prepaid expenses, deferred costs, and other current assets	9,333	8,850

Total current assets	52,159	53,068
Property and equipment, net	144,657	147,348
Intangible assets, net	84,084	89,036
Goodwill	164,235	165,166
Prepaid expenses, deferred costs, and other assets	4,187	5,786

Total assets	$449,322	$460,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and notes payable	$2,353	$2,122
Capital lease obligations	96	235
Current portion of other long-term liabilities	26,242	26,047
Accounts payable	15,091	12,904
Accrued liabilities	41,837	57,583
Current portion of deferred tax liability, net	3,127	3,121

Total current liabilities	88,746	102,012
Long-term liabilities:
Long-term debt, net of related discounts	304,835	304,930
Deferred tax liability, net	13,189	12,250
Asset retirement obligations	24,655	24,003
Other long-term liabilities	20,174	18,499

Total liabilities	451,599	461,694

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 47,111,943 and 46,238,028 shares issued as of March 31, 2010 and December 31, 2009, respectively; 41,749,447 and 40,900,532 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	201,995	200,323
Accumulated other comprehensive loss, net	(64,337)	(57,618)
Accumulated deficit	(92,957)	(96,922)
Treasury stock; 5,362,496 and 5,337,496 shares at cost as of March 31, 2010 and December 31, 2009, respectively	(48,938)	(48,679)

Total parent stockholders’ deficit	(4,233)	(2,892)
Noncontrolling interests	1,956	1,602

Total stockholders’ deficit	(2,277)	(1,290)

Total liabilities and stockholders’ deficit	$449,322	$460,404

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
ATM operating revenues	$125,687	$113,580
ATM product sales and other revenues	2,089	1,765

Total revenues	127,776	115,345
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	85,879	82,229
Cost of ATM product sales and other revenues	2,193	1,814

Total cost of revenues	88,072	84,043
Gross profit	39,704	31,302
Operating expenses:
Selling, general, and administrative expenses	11,143	10,855
Depreciation and accretion expense	10,222	9,639
Amortization expense	3,979	4,527
Loss on disposal of assets	377	2,108

Total operating expenses	25,721	27,129
Income from operations	13,983	4,173
Other expense (income):
Interest expense, net	7,318	7,711
Amortization of deferred financing costs and bond discounts	630	568
Other expense (income)	366	(86)

Total other expense	8,314	8,193
Income (loss) before income taxes	5,669	(4,020)
Income tax expense	1,439	1,017

Net income (loss)	4,230	(5,037)
Net income attributable to noncontrolling interests	265	31

Net income (loss) attributable to controlling interests and available to common stockholders	$3,965	$(5,068)

Net income (loss) per common share — basic	$0.10	$(0.13)

Net income (loss) per common share — diluted	$0.09	$(0.13)

Weighted average shares outstanding — basic	39,850,122	38,960,083

Weighted average shares outstanding — diluted	40,721,310	38,960,083

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,230	$(5,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	14,201	14,166
Amortization of deferred financing costs and bond discounts	630	568
Stock-based compensation expense	1,459	1,058
Deferred income taxes	945	946
Loss on disposal of assets	377	2,108
Unrealized gain on derivative instruments	(248)	—
Amortization of accumulated other comprehensive losses associated with derivative instruments no longer designated as hedging instruments	493	—
Other reserves and non-cash items	475	(456)
Changes in assets and liabilities:
Decrease in accounts and notes receivable, net	623	2,240
(Increase) decrease in prepaid, deferred costs, and other current assets	(845)	4,631
Decrease (increase) in inventory	460	(181)
Decrease in other assets	980	561
Increase (decrease) in accounts payable	1,969	(1,920)
Decrease in accrued liabilities	(15,199)	(10,464)
Decrease in other liabilities	(1,364)	(1,273)

Net cash provided by operating activities	9,186	6,947

Cash flows from investing activities:
Additions to property and equipment	(8,526)	(4,917)
Payments for exclusive license agreements and site acquisition costs	(79)	(59)

Net cash used in investing activities	(8,605)	(4,976)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	23,500
Repayments of long-term debt and capital leases	(647)	(18,936)
Repayments of borrowings under bank overdraft facility, net	—	(142)
Payments received on subscriptions receivable	—	34
Proceeds from exercises of stock options	110	—
Debt issuance and modification costs	—	(438)
Repurchase of capital stock	(260)	(1)

Net cash (used in) provided by financing activities	(797)	4,017

Effect of exchange rate changes on cash	461	39

Net increase in cash and cash equivalents	245	6,027

Cash and cash equivalents as of beginning of period	10,449	3,424

Cash and cash equivalents as of end of period	$10,694	$9,451

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$14,271	$14,634
Cash paid for income taxes	$100	$—
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) General and Basis of Presentation
General
Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of March 31, 2010, the Company operated over 33,700 devices across its portfolio, which included over 28,100 devices located in all 50 states of the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), over 2,700 devices throughout the United Kingdom (“U.K.”), and approximately 2,900 devices throughout Mexico. Included within this number were approximately 2,200 multi-function financial services kiosks deployed in the U.S. that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), and money transfers.
Through its network, the Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free network of ATMs within the United States (based on the number of participating ATMs) and works with financial institutions to place their logos on the Company’s ATM machines, thus providing convenient surcharge-free access to the financial institutions’ customers. The Company’s surcharge-free network, which operates under the Allpoint brand name, has more than 37,000 participating ATMs, including a majority of the Company’s ATMs in the United States and all of the Company’s ATMs in the United Kingdom. Finally, the Company provides electronic funds transfer (“EFT”) transaction processing services to its network of ATMs as well as approximately 1,900 ATMs owned and operated by third parties.
Basis of Presentation
This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
The financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 are unaudited. The Consolidated Balance Sheet as of December 31, 2009 was derived from the audited balance sheet filed in the Company’s 2009 Form 10-K. In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include certain minor reclassifications. Those reclassifications did not impact the Company’s total reported net loss or stockholders’ deficit.
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

	2010	2009
	(In thousands)
Depreciation and accretion expense related to ATMs and ATM-related assets	$8,299	$8,037
Amortization expense	3,979	4,527

Total depreciation, accretion, and amortization expense excluded from Cost of ATM operating revenues and Gross profit	$12,278	$12,564

Property and Equipment, net
In accounting for property and equipment, the Company is required to make estimates regarding the expected useful lives of its assets, which ranged historically from three to seven years. To ensure its useful life estimates accurately reflect the economic use of the assets, the Company periodically evaluates whether changes to the assigned estimated useful lives are necessary. As a result of its most recent evaluation, which was based on historical information on its existing and disposed assets, the Company revised the estimated useful lives of several asset classes. Specifically, the Company determined that it was appropriate to extend the estimated useful life of new ATMs by one year and reduce the estimated useful life of used ATMs by two years starting January 1, 2010. The Company also decreased the estimated useful lives of deployment costs and asset retirement obligations by two years each to more accurately align the periods over which these assets are depreciated with the average time period an ATM is installed in a location before being deinstalled. The Company anticipates that the above changes will increase its future depreciation expense amounts slightly relative to prior years, and reduce the frequency and amount of losses on disposals of assets in future periods.
(2) Stock-Based Compensation
The Company calculates the fair value of stock-based awards granted to employees and directors on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the Company’s Consolidated Statements of Operations for the three month periods ended March 31:

	2010	2009
	(In thousands)
Cost of ATM operating revenues	$199	$191
Selling, general, and administrative expenses	1,260	867

Total stock-based compensation expense	$1,459	$1,058

The increase in stock-based compensation expense during the three months ended March 31, 2010 was due to the issuance of additional shares of restricted stock and stock options to certain of the Company’s employees and directors during 2009 and 2010. Both the restricted shares and the stock options were granted under the Company’s 2007 Stock Incentive Plan.

Options. The number of the Company’s outstanding stock options as of March 31, 2010, and changes during the three months ended March 31, 2010, are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding as of January 1, 2010	3,803,771	$8.34
Granted	23,000	$10.95
Exercised	(143,975)	$1.48

Options outstanding as of March 31, 2010	3,682,796	$8.63

Options vested and exercisable as of March 31, 2010	3,080,349	$8.34
The options granted during the first quarter of 2010 had a total grant-date fair value of approximately $126,500, or $5.50 per share. As of March 31, 2010, the unrecognized compensation expense associated with outstanding options was approximately $1.5 million.
Restricted Stock. The number of the Company’s outstanding restricted shares as of March 31, 2010, and changes during the three months ended March 31, 2010, are presented below:

Number
of Shares
Restricted shares outstanding as of January 1, 2010	1,114,437
Granted	729,940

Restricted shares outstanding as of March 31, 2010	1,844,377

The restricted shares granted to employees and directors during the first quarter of 2010 had a total grant-date fair value of approximately $7.9 million, or $10.89 per share. As of March 31, 2010, the unrecognized compensation expense associated with restricted share grants was approximately $14.3 million.
(3) Earnings per Share
The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the three month period ended March 31, 2009, the Company incurred a net loss and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. Such securities included all outstanding stock options and shares of restricted stock. However, dilutive securities were included in the calculation of diluted earnings per share for the three month period ended March 31, 2010 as the Company reported net income for this period.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, such restricted shares are considered to be participating securities and as such, the Company has allocated the undistributed earnings for the three months ended March 31, 2010 among the Company’s outstanding shares of common stock and issued but unvested restricted shares, as follows:
Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended March 31, 2010
		Weighted
		Average Shares	Earnings
	Income	Outstanding	Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$3,965
Less: undistributed earnings allocated to unvested restricted shares	(157)

Net income available to common stockholders	$3,808	39,850,122	$0.10

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	157
Stock options added to the denominator under the treasury stock method		871,188
Less: Undistributed earnings reallocated to restricted shares	(154)

Net income available to common stockholders and assumed conversions	$3,811	40,721,310	$0.09

The computation of diluted earnings per share for the three month period ended March 31, 2010 excluded 422,090 shares of potentially dilutive common shares related to restricted stock because the effect would have been anti-dilutive.
(4) Comprehensive Income (Loss)
Total comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income (loss)	$4,230	$(5,037)
Unrealized (losses) gains on interest rate hedges	(3,384)	1,193
Foreign currency translation adjustments	(3,335)	(1,415)

Total comprehensive loss	(2,489)	(5,259)
Less: comprehensive income attributable to noncontrolling interests	354	10

Comprehensive loss attributable to controlling interests	$(2,843)	$(5,269)

Accumulated other comprehensive loss is displayed as a separate component of stockholders’ deficit in the Consolidated Balance Sheets and consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Foreign currency translation adjustments	$(27,755)	$(24,420)
Unrealized losses on interest rate hedges	(36,582)	(33,198)

Total accumulated other comprehensive loss	$(64,337)	$(57,618)

The Company currently believes that the unremitted earnings of its United Kingdom and Mexico subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. While the Company’s United Kingdom subsidiary has recently begun repaying certain working capital advances provided by the Company’s domestic entities during the past few years, the Company’s original capital investment amounts are not expected to be repaid in the foreseeable future. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.
Additionally, as a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the loss amounts related to its interest rate swaps, as management does not currently believe the Company will be able to realize the benefits associated with its net deferred tax asset positions.

(5) Intangible Assets
Intangible Assets with Indefinite Lives
The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of March 31, 2010, as well as the changes in the net carrying amounts for the three months ended March 31, 2010, by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2010:
Gross balance	$150,461	$63,994	$714	$200	$3,243	$218,612
Accumulated impairment loss	—	(50,003)	—	—	—	(50,003)

	$150,461	$13,991	$714	$200	$3,243	$168,609

Foreign currency translation adjustments	—	(925)	(6)	—	(213)	(1,144)

Balance as of March 31, 2010:
Gross balance	$150,461	$63,069	$708	$200	$3,030	$217,468
Accumulated impairment loss	—	(50,003)	—	—	—	(50,003)

	$150,461	$13,066	$708	$200	$3,030	$167,465

Intangible Assets with Definite Lives
The following is a summary of the Company’s intangible assets that are subject to amortization as of March 31, 2010:

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer and branding contracts/relationships	$156,361	$(84,284)	$72,077
Deferred financing costs	14,535	(8,078)	6,457
Exclusive license agreements	5,525	(3,444)	2,081
Non-compete agreements	437	(198)	239

Total	$176,858	$(96,004)	$80,854

(6) Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Accrued merchant commissions	$13,013	$11,470
Accrued armored fees	3,816	5,234
Accrued interest expense	3,469	10,406
Accrued merchant settlement amounts	3,217	3,603
Accrued compensation	3,050	8,470
Accrued cash rental and management fees	2,394	2,866
Accrued interest rate swap payments	2,236	1,937
Accrued maintenance fees	1,659	4,133
Accrued processing costs	1,148	1,556
Accrued ATM telecommunications costs	1,099	1,169
Other accrued expenses	6,736	6,739

Total	$41,837	$57,583

(7) Long-Term Debt
The Company’s long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Senior subordinated notes due August 2013 (net of unamortized discounts of $2.6 million and $2.8 million as of March 31, 2010 and December 31, 2009)	$297,402	$297,242
Other	9,786	9,810

Total	307,188	307,052
Less: current portion	2,353	2,122

Total long-term debt, excluding current portion	$304,835	$304,930

Revolving Credit Facility
As of March 31, 2010 and December 31, 2009, no borrowings were outstanding under the Company’s $175.0 million revolving credit facility. However, as of March 31, 2010, the Company had $0.1 million in letters of credit posted under the facility in favor of the lessors under the Company’s ATM equipment leases and $4.3 million in letters of credit to secure borrowings under the Company’s United Kingdom subsidiary’s overdraft facility (as further discussed below). These letters of credit, which the applicable third parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under its revolving credit facility. As of March 31, 2010, the Company’s available borrowing capacity under the facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) and interest expense covenants contained in the credit agreement, totaled $170.6 million, and the Company was in compliance with all applicable covenants and ratios under the facility.
Other Facilities
Cardtronics Mexico equipment financing agreements. As of March 31, 2010, other long-term debt consisted of nine separate equipment financing agreements entered into by Cardtronics Mexico. These agreements, each of which had an original term of five-years, are denominated in Mexican pesos and bear interest at an average fixed rate of 10.55%. Proceeds from these agreements were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the equipment financing agreements, the Company has issued guarantees for 51.0% of the obligations under such agreements (consistent with its ownership percentage in Cardtronics Mexico.) As of March 31, 2010, the total amount of the guarantees was $62.0 million pesos (or approximately $5.0 million U.S.).
Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine, Ltd., the Company’s wholly-owned subsidiary operating in the United Kingdom, has a £1.0 million overdraft facility. This facility, which bears interest at 1.75% over the bank’s base rate (0.5% as of March 31, 2010) and is secured by a letter of credit posted under the Company’s corporate revolving credit facility, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of March 31, 2010, no amount was outstanding under this facility.
(8) Asset Retirement Obligations
Asset retirement obligations consist primarily of costs to deinstall the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over 5 years, which is the average time period an ATM is installed in a location before being deinstalled, and the related liabilities are being accreted to their full value over the same period of time.

The following table is a summary of the changes in Company’s asset retirement obligation liability for the three months ended March 31, 2010 (in thousands):

Asset retirement obligation as of January 1, 2010	$24,003
Additional obligations	814
Accretion expense	621
Change in estimate	61
Payments	(357)
Foreign currency translation adjustments	(487)

Asset retirement obligation as of March 31, 2010	$24,655

The change in estimate during the three month period ended March 31, 2010 related to the Company’s most recent evaluation of the useful lives of its various asset classes. For additional information on this change, see Note 1, General and Basis of Presentation — Property and Equipment, net. Additionally, see Note 11, Fair Value Measurements for additional disclosures on the Company’s asset retirement obligations in respect to its fair value measurements.
(9) Other Liabilities
Other liabilities consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,949	$23,423
Deferred revenue	2,132	2,464
Other	161	160

Total	$26,242	$26,047

Other Long-Term Liabilities:
Interest rate swaps	$15,004	$12,656
Deferred revenue	2,005	2,393
Other	3,165	3,450

Total	$20,174	$18,499

The increase in the non-current portion of other long-term liabilities was primarily related to the liabilities associated with the Company’s interest rate swaps, which increased as a result of market interest rate movements.
(10) Derivative Financial Instruments
Accounting Policy
The Company recognizes all of its derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (i) whether these instruments have been designated (and qualify) as part of a hedging relationship and (ii) the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.
The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility if and when outstanding. The Company is also exposed to foreign currency rate risk with respect to its investments in its foreign subsidiaries, most notably its investment in Bank Machine, Ltd. in the United Kingdom. While the Company does not currently utilize derivative instruments to hedge its foreign currency rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the United States and the United Kingdom. The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in Mexico, nor does it utilize derivative instruments to manage the interest rate risk associated with the borrowings outstanding under its revolving credit facility.

The notional amounts, weighted-average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place are as follows:

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
United States	United Kingdom	Consolidated(1)	Fixed Rate	Term
(In thousands)
$600,000	£75,000	$713,613	3.77%	April 1, 2010 – December 31, 2010
$625,000	£75,000	$738,613	3.44%	January 1, 2011 – December 31, 2011
$525,000	£50,000	$600,742	3.56%	January 1, 2012 – December 31, 2012
$275,000	£25,000	$312,871	3.53%	January 1, 2013 – December 31, 2013
$100,000	£—	$100,000	3.61%	January 1, 2014 – December 31, 2014

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.51 to £1.00, which was the exchange rate in effect as of March 31, 2010.
The Company has designated a majority of its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations. Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in accumulated other comprehensive loss in the Consolidated Balance Sheets. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded any deferred tax benefits on the loss amounts related to these interest rate swap contracts, as management does not currently believe that it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions.
Cash Flow Hedging Strategy
For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/loss (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedge transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company’s vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. Accordingly, no ineffectiveness amounts associated with the Company’s cash flow hedges have been recorded in the Company’s consolidated financial statements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period.
The interest rate swap contracts entered into with respect to the Company’s vault cash rental obligations effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s monthly floating-rate vault cash rental obligations to a fixed rate. Such contracts are in place through December 31, 2014 for the Company’s United States vault cash rental obligations and December 31, 2013 for the Company’s United Kingdom vault cash rental obligations. By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company’s monthly vault cash rental expense amounts has been reduced. The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company’s counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company’s outstanding vault cash obligations that have been hedged. In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding. At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company’s existing interest rate swap contracts contain credit-risk-related contingent features.
The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges. Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the United Kingdom. During the fourth quarter of 2009, the Company’s vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement. As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements. In December 2009, the Company entered into a series of additional trades, the effects of which were to offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate. Since the underlying swaps were not deemed to be effective hedges of the Company’s underlying vault cash rental costs, during the three months ended March 31, 2010, an unrealized gain of $0.2 million and a corresponding realized loss of $0.3 million related to these swaps have been reflected in the other expense (income) line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures
The following tables depict the effects of the use of the Company’s derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.
Balance Sheet Data

	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Asset Derivative Instruments:
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	$17	Prepaid expenses, deferred costs, and other assets	$1,445

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$779	Prepaid expenses, deferred costs, and other current assets	$—

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$22,121	Current portion of other long-term liabilities	$22,286
Interest rate swap contracts	Other long-term liabilities	13,818	Other long-term liabilities	11,139

Total		$35,939		$33,425

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$1,828	Current portion of other long-term liabilities	$1,137
Interest rate swap contracts	Other long-term liabilities	1,186	Other long-term liabilities	1,517

Total		$3,014		$2,654

Total Derivatives:		$38,157		$34,634

The Asset Derivative Instruments reflected in the table above related to the current portion of certain derivative instruments that were in an overall liability position, for which the non-current portion is reflected in the Liability Derivative Instrument portion above.

Statements of Operations Data

Three Months Ended March 31,
	Amount of Loss Recognized		Location of Gain	Amount of Loss Reclassified
	in OCI on Derivative		(Loss) Reclassified	from Accumulated OCI into
	Instruments (Effective		from Accumulated	Income
Derivatives in Cash Flow	Portion)		OCI into Income	(Effective Portion)
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009
	(In thousands)			(In thousands)
Interest rate swap contracts	$(10,147)	$(4,254)	Cost of ATM operating revenues	$(6,763)	$(5,447)

	Three Months Ended March 31,
Derivatives Not		Amount of Loss Recognized
Designated as Hedging	Location of Loss Recognized	into Income on Derivative
Instruments	into Income on Derivative	2010	2009
		(In thousands)
Interest rate swap contracts	Other expense (income)	$(25)	$—
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
As of March 31, 2010, the Company expects to reclassify $23.1 million of net derivative-related losses contained within accumulated OCI to earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.
See Note 11, Fair Value Measurements for additional disclosures on the Company’s interest rate swap contracts in respect to its fair value measurements.
(11) Fair Value Measurements
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP.

	Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$796	$—	$796	$—

Liabilities:
Liabilities associated with interest rate swaps	$38,953	$—	$38,953	$—

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$1,445	$—	$1,445	$—

Liabilities:
Liabilities associated with interest rate swaps	$36,079	$—	$36,079	$—
Liabilities added to the asset retirement obligations line in the Company’s Consolidated Balance Sheets are measured at fair value on a non-recurring basis using Level 3 inputs. The liabilities added during the three month periods ended March 31, 2010 and 2009 were $814,000 and $776,000, respectively.
Additionally, below are descriptions of the Company’s valuation methodologies for assets and liabilities measured at fair value. The methods described below may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Cash and cash equivalents, accounts and notes receivable, net of the allowance for doubtful accounts, other current assets, accounts payable, accrued expenses, and other current liabilities. These financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.
Interest rate swaps. The fair value of the Company’s interest rate swaps was a net liability of $38.2 million as of March 31, 2010. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.
Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.
Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility, if and when there is an amount outstanding, approximates fair value due to the fact that any borrowings are subject to short-term floating market interest rates. As of March 31, 2010, the fair value of the Company’s $300.0 million senior subordinated notes (see Note 7, Long-Term Debt) totaled $310.5 million, based on the quoted market price for such notes as of that date.
(12) Commitments and Contingencies
Legal Matters
In June 2004, the Company acquired from E*Trade Access, Inc. (“E*Trade”) a portfolio of several thousand ATMs. In connection with that acquisition, the Company assumed E*Trade’s position in a lawsuit in the United States District Court for the District of Massachusetts (the “Court”) wherein the Commonwealth of Massachusetts (the “Commonwealth”) and the National Federation of the Blind (the “NFB”) had sued E*Trade alleging that E*Trade had the obligation to make its ATMs accessible to blind patrons via voice guidance. In June 2007, the Company, the Commonwealth, and the NFB entered into a class action settlement agreement (the “Settlement Agreement”) regarding this matter. The Court approved the Settlement Agreement in December 2007. In 2009, the Company requested a modification to the Settlement Agreement so as to permit it to complete the upgrading or replacement of approximately 2,200 non-voice-guided ATMs by June 30, 2010, with respect to that portion of these non-voice-guided ATMs located in the Commonwealth, and by December 31, 2010, with respect to that portion of these non-voice-guided ATMs located in other states. The Commonwealth, the NFB, and the Company have reached an agreement on a proposed modification to the Settlement Agreement and have submitted a joint motion to the Court requesting its approval. The material terms of the proposed modification include that the Company must: (i) ensure all Company-owned ATMs in the state of Massachusetts are voice-guided no later than June 30, 2010; (ii) ensure all of its Company-owned ATMs located anywhere but in 7-Eleven locations are voice-guided by December 31, 2010; (iii) ensure all of its ATMs located in 7-Eleven locations are voice-guided by March 31, 2011; (iv) affix Braille signage on all Company-owned ATMs; (v) distribute Braille signage to non-Company-owned voice-guided ATMs in its portfolio that have not previously been provided such signage by the Company; (vi) keep the Company’s internet-based ATM Locator updated as to the location of the Company’s voice-guided ATMs; and (vii) ensure that all voice-guided ATMs in its portfolio have tactilely discernable controls, a headphone jack, and a voice script that enables the consumer to complete an ATM transaction. Currently, the Company expects the proposed modification to the Settlement Agreement to be approved by both the class of plaintiffs indentified in the lawsuit and the Court within the next 120 days. As the proposed settlement modification does not impact the Company’s obligations under the June 2007 settlement agreement but rather only the timing of fulfilling its obligations, the Company does not believe that the proposed settlement modification, if approved, will have a material impact on its financial condition or results of operations.
In addition to the above item, the Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company’s management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse impact on the Company’s financial condition or results of operations.
Regulatory Matters
In early October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose fees to consumers. The objective of these rules is to provide more transparency to the consumer regarding the cost of a specific ATM transaction, rather than to limit the amount of fees charged to the consumer. These rules, which became effective on May 4, 2010, required ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers. Cardtronics Mexico has elected to assess an additional surcharge fee on the consumer rather than select the interchange fee-only option. The additional surcharge fees to be assessed are intended to offset the interchange fees that Cardtronics Mexico will no longer be receiving. Because the overall fee being charged to the consumer is not expected to increase (i.e., the higher surcharge fees will be offset by lower interchange fees assessed by the consumer’s financial institution), the Company does not anticipate that these new rules will have a material adverse impact on Cardtronics Mexico’s operations. However, if the higher surcharge fees result in a significant reduction in the number of transactions being conducted on Cardtronics Mexico’s ATMs, the Company’s financial results would be adversely impacted.
Other Commitments
Asset Retirement Obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $24.7 million accrued for these liabilities as of March 31, 2010. For additional information, see Note 8, Asset Retirement Obligations.
Other Contingencies
In February 2010, Mount Vernon Money Center (“MVMC”), one of the Company’s third-party armored service providers in the Northeast United States, ceased all cash replenishment operations for its customers following the arrest on charges of bank fraud of its founder and principal owner. Shortly thereafter, the U.S. District Court in the Southern District of New York (the “Court”) appointed a receiver (the “Receiver”) to, among other things, seize all of the assets in the possession of MVMC. As a result of these actions, the Company was required to convert over 1,000 ATMs that were being serviced by MVMC to another third-party armored service provider, resulting in a minor amount of downtime being experienced by those ATMs. Further, based upon the Receiver’s report dated March 1, 2010, and filed with the Court on that same date, it appears that a portion of the vault cash that was delivered to MVMC on the Company’s behalf was either commingled with vault cash belonging to MVMC’s other customers or was misappropriated by MVMC. The Company estimates that the amount of vault cash held on the Company’s behalf immediately prior to the cessation of MVMC’s operations totaled $16.2 million.

The Company is currently working with the Receiver and federal authorities to recover the vault cash it is currently owed. At this point, it is uncertain what amount, if any, may ultimately be made available to the Company from the seized assets mentioned above, or from other potential sources of recovery, including proceeds from any insurance policies previously held by MVMC and its owner. Regardless, the Company currently believes that its existing insurance policies will cover any residual cash losses resulting from this incident, less related deductible payments. Because the Company cannot reasonably estimate the amount of residual cash losses that may ultimately result from this incident at this point in time, no contingent loss has been reflected in the accompanying Consolidated Statements of Operations. If new information comes to light and the recovery of any resulting cash losses is no longer deemed to be probable, the Company may be required to recognize such losses without a corresponding insurance receivable.
(13) Income Taxes
Income tax expense based on the Company’s income (loss) before income taxes was as follows for the three month periods ended March 31:

	2010	2009
	(In thousands)
Income tax expense	$1,439	$1,017
Effective tax rate	25.4%	(25.3)%
The Company has established valuation allowances for its net deferred tax asset positions in all of its jurisdictions as it believes it is more likely than not that such benefits will not be realized. In addition, during each of the three month periods ended March 31, 2010 and 2009, the Company increased its domestic valuation allowance by approximately $0.9 million. The recording of such valuation allowance, along with current state income tax amounts, resulted in the negative effective tax rate reflected above for 2009.
Although the Company continued to establish valuation allowances in all of its operating segments during the three month period ended March 31, 2010, if the Company continues to generate substantial pre-tax operating profits, as it has during the past twelve months, its existing and future valuation allowances may no longer be necessary. It should also be noted that as of December 31, 2009, the Company had approximately $38.0 million in federal net operating loss carryforwards that can be utilized to reduce the Company’s taxable income in future periods, subject to certain restrictions and limitations. The anticipated utilization of a portion of such carryforwards has been factored into the income tax provision estimate reflected above for the quarter ended March 31, 2010.
(14) Segment Information
As of March 31, 2010, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments. The Company’s operations in Puerto Rico and the U.S. Virgin Islands are included in its United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.
Management uses EBITDA to assess the operating results and effectiveness of its segments. Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. In evaluating our performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA does not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA is only one of the measurements that management utilizes. Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with U.S. GAAP.

Below is a reconciliation of EBITDA to net income (loss) attributable to controlling interests for the three month periods ended March 31:

	2010	2009
	(In thousands)
EBITDA	$27,553	$18,394
Depreciation and accretion expense	10,222	9,639
Amortization expense	3,979	4,527
Interest expense, net, including amortization of deferred financing costs and bond discounts	7,948	8,279
Income tax expense	1,439	1,017

Net income (loss) attributable to controlling interests	$3,965	$(5,068)

The following tables reflect certain financial information for each of the Company’s reporting segments for the three month periods ended March 31, 2010 and 2009. All intercompany transactions between the Company’s reporting segments have been eliminated.

	For the Three Month Period Ended March 31, 2010
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$101,909	$18,621	$7,246	$—	$127,776
Intersegment revenues	678	—	—	(678)	—
Cost of revenues	69,149	14,351	5,250	(678)	88,072
Selling, general, and administrative expenses	9,275	1,305	563	—	11,143
Loss (gain) on disposal of assets	161	223	(7)	—	377

EBITDA	23,652	2,713	1,453	(265)	27,553

Depreciation and accretion expense	6,626	2,943	658	(5)	10,222
Amortization expense	3,329	643	7	—	3,979
Interest expense, net	6,575	1,127	246	—	7,948

Capital expenditures (1)	$6,001	$2,251	$353	$—	$8,605

	For the Three Month Period Ended March 31, 2009
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$96,767	$14,777	$3,801	$—	$115,345
Intersegment revenues	374	—	—	(374)	—
Cost of revenues	70,782	10,707	2,928	(374)	84,043
Selling, general, and administrative expenses (2)	9,636	1,017	202	—	10,855
Loss on disposal of assets	395	1,713	—	—	2,108

EBITDA	16,517	1,291	617	(31)	18,394

Depreciation and accretion expense	6,805	2,436	403	(5)	9,639
Amortization expense	4,119	399	9	—	4,527
Interest expense, net	6,922	1,216	141	—	8,279

Capital expenditures (1)	$3,055	$1,767	$154	$—	$4,976

(1)	Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs. Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.

(2)	Selling, general, and administrative expenses for the three months ended March 31, 2010 includes $0.6 million of costs associated with the preparation and filing of a shelf registration statement and the completion of a secondary equity offering. Selling, general, and administrative expenses for the three months ended March 31, 2009 includes $1.2 million in severance costs associated with the departure of the Company’s former Chief Executive Officer in March 2009, which negatively impacted the Company’s EBITDA during the period.
Identifiable Assets:

	March 31, 2010	December 31, 2009
	(In thousands)
United States	$449,600	$450,410
United Kingdom	68,570	76,109
Mexico	19,185	17,235
Eliminations	(88,033)	(83,350)

Total	$449,322	$460,404

(15) New Accounting Pronouncements
Adopted
Subsequent Events. In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events, which amends FASB Accounting Standards Codification (“ASC”) 855, Subsequent Events. Under this updated guidance, SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The ASU became effective immediately after it was issued, and except for the removal of the date, the adoption of ASU 2010-09 did not have any impact on the Company’s consolidated financial statements.
Disclosures about Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06, which amends ASC 820, Fair Value Measurements and Disclosures. This update adds new requirements for disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and activity in Level 3 of the hierarchy. Additionally, it clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted the provisions of ASU 2010-06 on January 1, 2010, except for the disclosures about the activity in Level 3 fair value measurements, which is effective for the Company beginning January 1, 2011. The Company’s adoption of ASU 2010-06 did not, and is not expected to, have a material impact on the Company’s consolidated financial position or results of operations.
Issued but Not Yet Adopted
Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued ASU 2009-13, which amends ASC 605, Revenue Recognition. This update removes the criterion that entities must use objective and reliable evidence of fair value in accounting for each deliverable separately. Instead, ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 is effective for the Company beginning January 1, 2011 and may be applied on either a prospective or retrospective basis, with early adoption permitted. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial position or results of operations.
(16) Supplemental Guarantor Financial Information
The Company’s $300.0 million of senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three month periods ended March 31, 2010 and 2009 and the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):
Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$102,587	$25,867	$(678)	$127,776
Operating costs and expenses	1,543	86,997	25,936	(683)	113,793

Operating (loss) income	(1,543)	15,590	(69)	5	13,983
Interest expense, net, including amortization of deferred financing costs and bond discounts	1,779	4,796	1,373	—	7,948
Equity in earnings of subsidiaries	(9,027)	—	—	9,027	—
Other expense (income)	380	(30)	16	—	366

Income (loss) before income taxes	5,325	10,824	(1,458)	(9,022)	5,669
Income tax expense	1,100	339	—	—	1,439

Net income (loss)	4,225	10,485	(1,458)	(9,022)	4,230
Net income attributable to noncontrolling interests	—	—	—	265	265

Net income (loss) attributable to controlling interests and available to common stockholders	$4,225	$10,485	$(1,458)	$(9,287)	$3,965

	Three Months Ended March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$97,141	$18,578	$(374)	$115,345
Operating costs and expenses	1,133	90,604	19,814	(379)	111,172

Operating (loss) income	(1,133)	6,537	(1,236)	5	4,173
Interest expense, net, including amortization of deferred financing costs and bond discounts	496	6,426	1,357	—	8,279
Equity in losses of subsidiaries	2,634	—	—	(2,634)	—
Other (income) expense	(167)	(22)	103	—	(86)

(Loss) income before income taxes	(4,096)	133	(2,696)	2,639	(4,020)
Income tax expense	946	71	—	—	1,017

Net (loss) income	(5,042)	62	(2,696)	2,639	(5,037)
Net income attributable to noncontrolling interests	—	—	—	31	31

Net (loss) income attributable to controlling interests and available to common stockholders	$(5,042)	$62	$(2,696)	$2,608	$(5,068)

Condensed Consolidating Balance Sheets

	As of March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$261	$8,451	$1,982	$—	$10,694
Accounts and notes receivable, net	30,339	22,918	4,020	(30,273)	27,004
Other current assets	461	7,018	6,988	(6)	14,461

Total current assets	31,061	38,387	12,990	(30,279)	52,159
Property and equipment, net	—	86,833	57,972	(148)	144,657
Intangible assets, net	6,045	70,064	7,975	—	84,084
Goodwill	—	150,461	13,774	—	164,235
Investments in subsidiaries	(20,037)	—	—	20,037	—
Intercompany receivable (payable)	299,354	14,887	(5,813)	(308,428)	—
Prepaid expenses, deferred costs, and other assets	—	3,330	857	—	4,187

Total assets	$316,423	$363,962	$87,755	$(318,818)	$449,322

Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,353	$—	$2,353
Capital lease obligations	—	96	—	—	96
Current portion of other long-term liabilities	—	22,658	3,584	—	26,242
Accounts payable and accrued liabilities	9,383	61,510	19,435	(30,273)	60,055

Total current liabilities	9,383	84,264	25,372	(30,273)	88,746
Long-term debt, net of related discounts	297,402	—	7,433	—	304,835
Intercompany payable	—	205,217	102,863	(308,080)	—
Deferred tax liability, net	11,915	1,326	(52)	—	13,189
Asset retirement obligations	—	14,893	9,762	—	24,655
Other long-term liabilities	—	18,432	1,742	—	20,174

Total liabilities	318,700	324,132	147,120	(338,353)	451,599
Stockholders’ (deficit) equity	(2,277)	39,830	(59,365)	19,535	(2,277)

Total liabilities and stockholders’ (deficit) equity	$316,423	$363,962	$87,755	$(318,818)	$449,322

	As of December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$40	$8,400	$2,009	$—	$10,449
Accounts and notes receivable, net	38,261	23,846	3,980	(38,387)	27,700
Other current assets	80	8,218	6,627	(6)	14,919

Total current assets	38,381	40,464	12,616	(38,393)	53,068
Property and equipment, net	—	86,975	60,527	(154)	147,348
Intangible assets, net	6,467	73,390	9,179	—	89,036
Goodwill	—	150,461	14,705	—	165,166
Investments in subsidiaries	(30,887)	—	—	30,887	—
Intercompany receivable (payable)	306,786	11,681	(6,015)	(312,452)	—
Prepaid expenses, deferred costs, and other assets	—	3,454	2,332	—	5,786

Total assets	$320,747	$366,425	$93,344	$(320,112)	$460,404

Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,122	$—	$2,122
Capital lease obligations	—	235	—	—	235
Current portion of other long-term liabilities	—	23,217	2,830	—	26,047
Accounts payable and accrued liabilities	13,825	77,829	20,341	(38,387)	73,608

Total current liabilities	13,825	101,281	25,293	(38,387)	102,012
Long-term debt, net of related discounts	297,242	—	7,688	—	304,930
Intercompany payable	—	205,215	106,889	(312,104)	—
Deferred tax liability, net	10,970	1,326	(46)	—	12,250
Asset retirement obligations	—	14,405	9,598	—	24,003
Other long-term liabilities	—	16,931	1,568	—	18,499

Total liabilities	322,037	339,158	150,990	(350,491)	461,694
Stockholders’ (deficit) equity	(1,290)	27,267	(57,646)	30,379	(1,290)

Total liabilities and stockholders’ (deficit) equity	$320,747	$366,425	$93,344	$(320,112)	$460,404

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$371	$6,192	$2,623	$—	$9,186

Additions to property and equipment	—	(5,952)	(2,574)	—	(8,526)
Payments for exclusive license agreements and site acquisition costs	—	(50)	(29)	—	(79)

Net cash used in investing activities	—	(6,002)	(2,603)	—	(8,605)

Repayments of long-term debt and capital leases	—	(139)	(508)		(647)
Proceeds from exercises of stock options	110	—	—	—	110
Repurchase of capital stock	(260)	—	—	—	(260)

Net cash used in financing activities	(150)	(139)	(508)	—	(797)

Effect of exchange rate changes on cash	—	—	461	—	461

Net increase (decrease) in cash and cash equivalents	221	51	(27)	—	245
Cash and cash equivalents as of beginning of period	40	8,400	2,009	—	10,449

Cash and cash equivalents as of end of period	$261	$8,451	$1,982	$—	$10,694

	Three Months Ended March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(12,593)	$16,130	$3,410	$—	$6,947

Additions to property and equipment	—	(2,999)	(1,918)	—	(4,917)
Payments for exclusive license agreements and site acquisition costs	—	(55)	(4)	—	(59)

Net cash used in investing activities	—	(3,054)	(1,922)	—	(4,976)

Proceeds from issuance of long-term debt	23,500	9,500	1,000	(10,500)	23,500
Repayments of long-term debt and capital leases	(18,500)	(18,700)	(236)	18,500	(18,936)
Issuance of long-term notes receivable	(10,500)	—	—	10,500	—
Payments received on long-term notes receivable	18,500	—	—	(18,500)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(142)	—	(142)
Other financing activities	(405)	—	—	—	(405)

Net cash provided by (used in) financing activities	12,595	(9,200)	622	—	4,017

Effect of exchange rate changes on cash	—	—	39	—	39

Net increase in cash and cash equivalents	2	3,876	2,149	—	6,027
Cash and cash equivalents at beginning of period	20	3,165	239	—	3,424

Cash and cash equivalents at end of period	$22	$7,041	$2,388	$—	$9,451

Cautionary Statement Regarding Forward-Looking Statements
Certain statements and information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we currently anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•	our financial outlook and the financial outlook of the ATM industry;
•	our ability to provide new ATM solutions to financial institutions;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers;
•	the implementation of our corporate strategy;
•	our ability to compete successfully with new and existing competitors;
•	our ability to renew and strengthen our existing customer relationships and add new customers;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	our ability to pursue and successfully integrate acquisitions;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to prevent security breaches;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	changes in interest rates, foreign currency rates and regulatory requirements; and
•	the additional risks we are exposed to in our armored courier operations.
Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A. Risk Factors and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”), (3) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.
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
Cardtronics, Inc. owns the world’s largest non-bank network of automated teller machines (“ATM”) and multi-function financial services kiosks. As of March 31, 2010, our network included over 33,700 devices throughout the United States (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom, and Mexico, primarily within national and regional merchant locations. Included within this number are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers.
More recently, we have started offering a managed services solution to retailers and financial institutions that may prefer to maintain ownership of their ATM fleets, but rely on us to handle some or all of the operational aspects associated with operating and maintaining those fleets. Under these types of arrangements, we will typically receive a fixed monthly management fee in return for providing certain services, including monitoring, maintenance, cash management, customer service, and transaction processing services. Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties. For a more detailed discussion of our operations and the manners in which we derive revenues, please refer to our 2009 Form 10-K.
Business Update
Over the past several years, we made significant capital investments in our business, including (1) the acquisition of our United Kingdom operations in 2005, (2) our expansion into Mexico in 2006, (3) the launch of our EFT transaction processing platform in 2006, (4) our acquisition of the ATM and consumer financial services business of 7-Eleven, Inc. (“7-Eleven”) in 2007, and (5) the launch of our armored courier operation in the United Kingdom in 2008. Additionally, during this same period of time, we continued to deploy ATMs in high-traffic locations under our contracts with large, well-known retailers, which has led to the development of relationships with large financial institutions through bank branding opportunities and enhanced the value of our wholly-owned surcharge-free network, Allpoint.
During 2009, we consciously reduced our level of capital investments relative to prior years and focused on extracting additional value from our existing network of ATMs and financial services kiosks. As a result, during the year ended December 31, 2009, we experienced significant improvements in many of our key operating and financial metrics, as follows:
•	Total transactions conducted on our network increased over 8% from 354.4 million in 2008 to 383.3 million in 2009;
•	Monthly cash withdrawal transactions per ATM increased over 6% from 579 in 2008 to 616 in 2009;
•	Gross profit margins increased from 23.2% in 2008 to 30.2% in 2009; and
•	Net cash provided by operating activities increased from $16.2 million in 2008 to $74.9 million in 2009, allowing us to pay down the entire amount previously outstanding under our revolving credit facility at the end of 2008.
During the quarter ended March 31, 2010, we saw a continuation of many of the same positive operating trends outlined above. For the remainder of 2010, we plan to continue maximizing the value of our existing network while looking for opportunities to selectively expand that network within our existing geographic segments. In particular, we hope to increase our future revenues by focusing on the following:
•	Deploying additional ATMs within our existing retail merchant partner locations and implementing selective surcharge rate (or “convenience fee”) increases;
•	Adding new retail merchant partners to our portfolio of existing retail locations;
•	Driving incremental transactions to our devices by providing financial institutions the opportunity to place their brands on selected devices within our network;
•	Continuing to expand the number of issuing financial institutions that participate in Allpoint, our wholly-owned surcharge free ATM network;

•	Providing ATM management services (generally on a fixed-fee basis) for fleets of ATMs owned by financial institutions and retailers; and
•	Selectively expanding our existing ATM estates within the United Kingdom and Mexico, while also considering additional market entries outside of the United States.
In addition to the above, we plan to continue to invest in our technology and infrastructure so that we can offer additional services to financial institutions and retailers, while at the same time, focusing on optimizing the efficiency of our existing platform to ensure that we remain one of the lowest cost and highest quality service providers within the industry.
Recent Events
Withdrawal Transaction and Revenue Trends — United States. For the three months ended March 31, 2010, total same-store cash withdrawal transactions conducted on our domestic ATMs increased over 3% when compared to the prior year. We define same-store ATMs as all ATMs that were continuously transacting for the trailing 13-month period to ensure the exclusion of any new growth or mid-month installations. The year-over-year same-store withdrawal transaction increase was primarily due to two key factors: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings, and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and other benefit-related payments. With respect to the latter, the increase in the number of stored-value cards in circulation has served to increase our potential customer base, as these stored-value cards are capable of being used in ATMs, and many of the individuals to whom the cards have been issued are traditionally unbanked or underbanked and have not historically been able to utilize ATMs. We expect to continue to see an increase in the number of stored-value cards in the future, which we believe will result in an increase in the number of cash withdrawal transactions being conducted on our domestic ATMs.
As our surcharge-free offerings continue to grow in the United States, so do the interchange revenues we earn from the networks and card-issuing financial institutions whose customers utilize our ATMs. The interchange rates paid to independent ATM deployers, such as ourselves, are set by the various EFT networks over which the underlying transactions are routed. Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks. For example, effective April 1, 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network. Such rate change is expected to reduce our ATM operating gross profits by approximately $1.5 million over the remainder of 2010. For additional details on this rate change and other risks associated with interchange revenues, see Part II, Item 1A. Risk Factors — Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.
Withdrawal Transaction and Revenue Trends — United Kingdom. For the three months ended March 31, 2010, total same-store cash withdrawal transactions conducted on our United Kingdom ATMs increased over 1% relative to the prior year. This increase was due to the continued shift in the mix of ATMs in that market (i.e., less pay-to-use ATMs and more surcharge-free, or “free-to-use” ATMs). While the number of free-to-use ATMs within our portfolio increased significantly when compared to the prior year, our pay-to-use ATMs in that market continued to show year-over-year transaction declines, essentially offsetting the year-over-year transaction gains that were generated by our free-to-use machines. As a result of this trend, most of our recent ATM installations in the United Kingdom have been, and will likely continue to be, free-to-use locations.
Although we earn less revenue per cash withdrawal transaction in a free-to-use location, the higher transactions from our free-to-use locations are expected to generate interchange revenues that are sufficient to offset the anticipated decline in surcharge revenues in 2010 resulting from the negative pay-to-use transaction trends noted above. However, interchange rates, which are set by LINK, the United Kingdom’s primary ATM debit network, are expected to decline slightly beginning in 2011 as a result of declining interest rates during the past two years. If such interchange rate declines were to occur, the interchange revenues generated by our free-to-use ATMs subsequent to 2010 may be negatively impacted. For additional details on the potential change in interchange rates in the United Kingdom beginning in 2011 and other risks associated with interchange revenues, see Part II, Item 1A. Risk Factors - Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Change in Mexico Fee Structure. In early October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose fees to consumers. These rules, which became effective on May 4, 2010, require ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers. Our majority-owned subsidiary, Cardtronics Mexico, has elected to assess an additional surcharge fee on the consumer rather than select the interchange fee-only option. While we do not anticipate that these new rules will have a material adverse impact on Cardtronics Mexico’s operations, we cannot be certain what impact our surcharge rate increases will have on our future surcharge transaction levels in that market. Furthermore, there can be no assurances that the increased surcharge fees will be sufficient to offset the lost interchange revenues. For additional details on this regulatory change, see Item 1, Notes to Consolidated Financial Statements, Note 12, Commitments and Contingencies — Regulatory Matters.
Shelf Registration Filing and Secondary Equity Offering. On January 19, 2010, we filed a shelf registration statement on Form S-3 with the SEC, which was amended on February 19, 2010. This shelf, which was declared effective by the SEC on March 11, 2010, enables us to offer and sell from time to time up to $300 million of the following securities in one or more transactions, classes or series and in amounts, at prices and on terms to be determined by market conditions at the time of such offerings: (1) debt securities, which may be senior debt securities or subordinated debt securities; and (2) common stock. In addition, our two largest private equity shareholders, TA Associates, Inc. (“TA”) and The CapStreet Group LLC (“CapStreet”), may offer and sell up to 20,700,360 shares of our common stock from time to time under the shelf.
On April 6, 2010, we successfully completed an underwritten sale of 8,050,000 shares of already outstanding common stock held by TA and CapStreet. The securities were sold under our shelf registration statement at a price to the public of $12 per share. We did not, and will not in the future, receive any proceeds from the sale of common stock by TA and/or CapStreet.

Results of Operations
The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2010	2009
Revenues:
ATM operating revenues	98.4%	98.5%
ATM product sales and other revenues	1.6	1.5

Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	67.2	71.3
Cost of ATM product sales and other revenues	1.7	1.6

Total cost of revenues	68.9	72.9

Gross profit	31.1	27.1
Operating expenses:
Selling, general, and administrative expenses (2)	8.7	9.4
Depreciation and accretion expense	8.0	8.4
Amortization expense	3.1	3.9
Loss on disposal of assets	0.3	1.8

Total operating expenses	20.1	23.5

Income from operations	10.9	3.6
Other expense (income):
Interest expense, net	5.7	6.7
Amortization of deferred financing costs and bond discounts	0.5	0.5
Other expense (income)	0.3	(0.1)

Total other expense	6.5	7.1

Income (loss) before income taxes	4.4	(3.5)
Income tax expense	1.1	0.9

Net income (loss)	3.3	(4.4)
Net income attributable to noncontrolling interests	0.2	0.0

Net income (loss) attributable to controlling interests and available to common stockholders	3.1%	(4.4)%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $12.3 million and $12.6 million for the three month periods ended March 31, 2010 and 2009, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.6% and 10.9% for the three month periods ended March 31, 2010 and 2009, respectively.

(2)	The three months ended March 31, 2010 includes $0.6 million of costs associated with the preparation and filing of a shelf registration statement and the completion of a secondary equity offering, and approximately $0.4 million in incremental stock-based compensation expense (when compared to the same period in the prior year). The three months ended March 31, 2009 includes the effect of $1.2 million in severance costs associated with the departure of our former Chief Executive Officer during March 2009.

Key Operating Metrics
We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margins. The following table sets forth information regarding certain of these key measures for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Average number of transacting ATMs:
United States: Company-owned	18,128	18,257
United States: Merchant-owned	9,920	10,145
United Kingdom	2,712	2,544
Mexico	2,745	2,094

Total average number of transacting ATMs	33,505	33,040

Total transactions (in thousands)	96,642	89,369
Total cash withdrawal transactions (in thousands)	60,884	57,564
Average monthly cash withdrawal transactions per average transacting ATM	606	581

Per ATM per month:
ATM operating revenues	$1,250	$1,146
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (1)	854	830

ATM operating gross profit (1) (2)	$396	$316

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	31.7%	27.6%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	21.9%	16.5%

(1)	Excludes effects of depreciation, accretion, and amortization expense of $12.3 million and $12.6 million for the three month periods ended March 31, 2010 and 2009, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $122 and $127 for the three month periods ended March 31, 2010 and 2009, respectively.

(2)	ATM operating gross profit is a measure of profitability that uses only the revenue and expenses that relate to operating the ATMs in our portfolio. Revenues and expenses from ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
ATM operating revenues	$125,687	$113,580	10.7%
ATM product sales and other revenues	2,089	1,765	18.4%

Total revenues	$127,776	$115,345	10.8%

ATM operating revenues. ATM operating revenues generated during the three months ended March 31, 2010 increased $12.1 million from the three months ended March 31, 2009. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Three Months Ended March 31, 2009 to
	Three Months Ended March 31, 2010
	U.S.	U.K.	Mexico	Total
	(In thousands)
Surcharge revenues	$1,179	$508	$3,252	$4,939
Interchange revenues	220	3,293	144	3,657
Bank branding and surcharge-free network revenues	3,101	—	—	3,101
Other revenues	176	1	233	410

Total increase in ATM operating revenues	$4,676	$3,802	$3,629	$12,107

United States. During the three months ended March 31, 2010, our United States operations experienced a $4.7 million, or 5%, increase in ATM operating revenues compared to the three months ended March 31, 2009. This increase was primarily due to the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint surcharge-free network, which resulted in a 19% increase in those related revenues. Additionally, the increased participation in these programs resulted in an increase in interchange revenues during the period due to the incremental transactions conducted on our branded ATMs and routed through our Allpoint network. Finally, due in part to planned surcharge rate increases that were recently implemented in certain retail partner locations, surcharge revenues increased year-over-year by $1.2 million, or 2%. However, we cannot be certain what impact these recent increases will have on our future surcharge transaction levels for the impacted ATMs. Partially offsetting these increases was a decline in the number of surcharge transactions conducted on our machines resulting from the recent surcharge rate increases, the expansion of our surcharge-free programs, which allow participants’ cardholders to make surcharge-free cash withdrawals at our ATMs, and a decline in our merchant-owned account base.
For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United States operations, see Recent Events — Withdrawal Transaction and Revenue Trends — United States above.
United Kingdom. Our United Kingdom operations experienced a $3.8 million, or 26%, increase in ATM operating revenues for the three months ended March 31, 2010, when compared to the first quarter of 2009, due primarily to a 40% increase in total transactions conducted on our ATMs in that market. The increased level of transactions was due primarily to two factors: (1) a 7% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2009 and the first three months of 2010 at locations of new and existing customers, and (2) a 73% increase in cash withdrawal transactions conducted on our free-to-use ATMs. Foreign currency exchange rate movements between the two periods also favorably impacted the revenues earned by our United Kingdom business during the three months ended March 31, 2010, contributing approximately 10% of the total increase.
For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United Kingdom operations, see Recent Events — Withdrawal Transaction and Revenue Trends — United Kingdom above.

Mexico. The $3.6 million, or 102%, increase in revenues generated by our Mexico operations during the three months ended March 31, 2010 was in part the result of a 31% increase in the average number of transacting ATMs associated with these operations. The new ATMs, many of which were installed during the fourth quarter of 2009 and the first quarter of 2010, contributed to an 18% increase in surcharge transactions and a 19% increase in total transactions during the period as compared to the same period in 2009. Also contributing to the year-over-year increase in ATM operating revenues was increased revenues per transaction from our ATMs deployed in resort locations during 2010. Although these ATMs positively contributed to our results during the three months ended March 31, 2010 through higher transaction volumes and higher convenience fees, we cannot be certain that this trend will continue.
Although our Mexico operations recognized higher interchange revenues during the first quarter of 2010, we anticipate that our interchange revenues in that market will decline in future periods as a result of the new ATM fee rules recently adopted by the Central Bank of Mexico. (See Recent Events, Change in Mexico Fee Structure above.) However, to reduce the impact of these new rules, we have recently increased the amount of the surcharge fee charged to consumers for transactions conducted on our ATMs in that market. However, we cannot be certain what impact these recent surcharge rate increases will have on our future surcharge transaction levels for the impacted ATMs, and whether such increased fees will be sufficient to offset the lost interchange revenues.
ATM product sales and other revenues. ATM product sales and other revenues for the three months ended March 31, 2010 were higher than those generated during the same period in 2009 primarily due to increased equipment sales to dealers and merchants as a result of our recent expansion into Puerto Rico and into additional managed services arrangements.
Cost of Revenues

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$85,879	$82,229	4.4%
Cost of ATM product sales and other revenues	2,193	1,814	20.9%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$88,072	$84,043	4.8%

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the three months ended March 31, 2010 increased $3.7 million from the same period in 2009. Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues:

	Variance: Three Months Ended March 31, 2009 to
	Three Months Ended March 31, 2010
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$632	$963	$1,100	$2,695
Vault cash rental expense	379	610	203	1,192
Other costs of cash	(1,825)	1,167	785	127
Repairs and maintenance	(1,009)	381	(36)	(664)
Communications	(204)	85	118	(1)
Transaction processing	(256)	284	(15)	13
Stock-based compensation	8	—	—	8
Other expenses	14	156	110	280

Total (decrease) increase in cost of ATM operating revenues	$(2,261)	$3,646	$2,265	$3,650

United States. During the three months ended March 31, 2010, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $2.3 million when compared to the same period in 2009. The majority of this decrease was due to a $2.1 million decline in armored courier expense, which is included in the other costs of cash line item above, resulting from more favorable pricing terms in place with our armored service providers and fewer cash fills during the quarter resulting from efforts to aggressively manage our costs. Similarly, our primary domestic maintenance service agreements were renewed on more favorable terms in 2009; however, the benefits from the improved pricing terms during the most recent quarter were somewhat offset by additional costs incurred to load certain software upgrades on a number of our ATMs. Higher merchant commissions, which resulted from the higher surcharge revenues earned during the quarter, also offset a portion of the cost-savings from our more favorable armored and maintenance contracts.
United Kingdom. Our United Kingdom operations experienced an increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) during the most recent quarter. The overall $3.6 million increase was due in part to increased vault cash rental expense and other costs of cash. Our vault cash rental expense increased during the most recent quarter as a result of certain interest rate swap transactions that we entered into during the latter half of 2009. These interest rate swaps serve to fix the interest rate on a portion of the monthly vault cash rental fees we pay under our vault cash rental agreement in the United Kingdom. Such fixed rates, which became effective in January 2010, are higher than current market interest rates, as the fixed rates under the swap contracts extend through the end of 2013, but serve to reduce our risk exposure in the event market rates rise over the next few years. Additionally, the vault cash rental rates and cash management fees paid to our vault cash provider in the United Kingdom increased during the second half of 2009, which contributed to the year-over-year increase during the most recently completed quarter.
Further contributing to the increased cost of ATM operating revenues was an increase in average number of transacting ATMs, which increased from 2,544 during the three months ended March 31, 2009 to 2,712 during the three months ended March 31, 2010. Many of these new ATMs are high transacting, free-to-use ATMs that carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating. Finally, the foreign currency exchange rate movements between periods also contributed to the increase. Excluding the impact of exchange rate movements, the increase in our cost of ATM operating revenues for the three months ended March 31, 2010 would have been $2.5 million higher than the same period last year.
Mexico. The increased costs incurred by our Mexico operations during the three months ended March 31, 2010 were attributable to a 31% increase in the average number of transacting ATMs, from 2,094 during the three months ended March 31, 2009 to 2,745 during the three months ended March 31, 2010, and a 19% increase in the total number of transactions conducted on these machines during the first quarter of 2010 when compared to the first quarter of 2009.
Over the past six months, we have seen an increase in the number of incidents at certain of our Mexico ATMs located in towns along the U.S.-Mexico border that have resulted in vault cash losses. Although the total amount of cash losses was immaterial during the three months ended March 31, 2010, if the attacks continue or if the number of incidents continues to rise, we will be forced to record additional cash losses in future periods, the amount of which could be material and would negatively impact our costs of ATM operating revenues and gross margins. We are currently working on additional security measures to prevent these attacks and to minimize the impact these losses have on our operating results.

Cost of ATM product sales and other revenues. The 20.9% increase in the cost of ATM product sales and other revenues during the three months ended March 31, 2010 compared to the same period in 2009 was relatively consistent with the 18.4% increase in ATM product sales and other revenues discussed above, and was primarily attributable to the increased equipment sales to distributors and merchants during the period.
Gross Profit Margin

	Three Months Ended March 31,
	2010	2009
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	31.7%	27.6%
Inclusive of depreciation, accretion, and amortization	21.9%	16.5%
ATM product sales and other revenues gross profit margin	(5.0)%	(2.8)%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	31.1%	27.1%
Inclusive of depreciation, accretion, and amortization	21.5%	16.2%
ATM operating gross profit margin. For the three months ended March 31, 2010, our ATM operating gross profit margin, exclusive of depreciation, accretion, and amortization, increased by 4.1 percentage points when compared to the same period in 2009. Additionally, our ATM operating gross profit margin, inclusive of depreciation, accretion, and amortization, increased by 5.4 percentage points during the three months ended March 31, 2010, when compared to the same period in 2009. Such increases were due to higher margins earned in our United States and Mexico operating segments during 2010. In the United States, the year-over-year decline in our merchant-owned account base contributed to the increased margins in 2010, as our merchant-owned accounts have historically been a low-margin business in contrast to our Company-owned accounts that tend to generate higher margins. Also, contributing to the year-over-year increase in U.S. margins was the decreased armored and maintenance expenses during the three months ended March 31, 2010, which were due to the renegotiation of our primary domestic maintenance and armored courier service agreements during the second quarter of 2009. In Mexico, the increase in average number of transacting ATMs allowed for greater economies of scale, increasing ATM operating revenues at a higher rate than the increase in the cost of ATM operating revenues. Offsetting these increases from our United States and Mexico operating segments was a slight decrease in the gross profit margin generated by our United Kingdom operating segment, which primarily related to the increase in vault cash rental expense and other costs of cash, as explained in Cost of Revenues above.
Looking ahead, we expect to continue to see a shift in our revenue mix to higher-margin Company-owned ATMs and branding and surcharge-free arrangements. Additionally, although we had significant year-over-year growth in gross margins due to reduced operating costs, we expect that these year-over-year increases will moderate somewhat later in the year as we begin to cycle on some of the lower operating costs discussed above. As a result, we expect that our total gross profit margin for the full year of 2010 will be relatively consistent with the margin levels achieved during the first three months of 2010.
ATM product sales and other revenues gross profit margin. For the three months ended March 31, 2010, our ATM product sales and other revenues gross profit margin decreased by 2.2 percentage points when compared to the same period in 2009. This decrease was primarily due to lower margins achieved on our ATM product sales during the first quarter of 2010. Although we had higher year-over-year sales growth, reduced sales prices resulted in lower margins during 2010.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Selling, general, and administrative expenses	$9,883	$9,988	(1.1)%
Stock-based compensation	1,260	867	45.3%

Total selling, general, and administrative expenses	$11,143	$10,855	2.7%

Percentage of total revenues:
Selling, general, and administrative expenses	7.7%	8.7%
Stock-based compensation	1.0%	0.7%
Total selling, general, and administrative expenses	8.7%	9.4%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation, decreased $0.1 million for the three months ended March 31, 2010, when compared to the same period in 2009. The decrease for the three month period was primarily attributable to costs in 2009 that were not repeated in 2010, including the recognition of $1.2 million in severance costs associated with the departure of our former Chief Executive Officer in March 2009. However, included in the three month period ended March 31, 2010 was $0.6 million of costs incurred related to the filing of our shelf registration statement in January 2010 and the completion of a secondary equity offering in April 2010, as well as higher employee-related costs in 2010 when compared to 2009.
Stock-based compensation. The increase in stock-based compensation during the three months ended March 31, 2010 was due to the issuance of additional shares of restricted stock and stock options during 2009 and 2010. For additional details on these equity awards, see Item 1, Notes to Consolidated Financial Statements, Note 2, Stock-Based Compensation.
Depreciation and Accretion Expense

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Depreciation expense	$9,601	$9,174	4.7%
Accretion expense	621	465	33.5%

Depreciation and accretion expense	$10,222	$9,639	6.0%

Percentage of total revenues:
Depreciation expense	7.5%	8.0%
Accretion expense	0.5%	0.4%
Total depreciation and accretion expense	8.0%	8.4%
Depreciation expense. For the three months ended March 31, 2010, depreciation expense increased when compared to the same period in 2009, primarily as a result of the higher number of machines deployed under Company-owned arrangements in 2010 when compared to 2009. Partially offsetting this increase was a slight decrease in depreciation expense due to the change in estimated useful lives of certain of our fixed assets. Based on our most recent evaluation of the estimated useful lives of our various asset classes, we determined that it was appropriate to modify the estimated useful lives of our new and used ATMs, as well as the estimated useful lives of deployment costs and asset retirement obligations to more accurately align the periods over which the assets are depreciated with the average time period an ATM is installed in a location before being deinstalled. We do not expect these revisions to have a material impact on our depreciation expense, accretion expense, or the loss on disposal of assets in future periods. For additional information on this change in estimate, see Item 1, Notes to Consolidated Financial Statements, Note 1, General and Basis of Presentation — Property and Equipment, net.
Accretion expense. We estimate the fair value of future retirement obligations associated with our ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. The increase in accretion expense during the three months ended March 31, 2010 was primarily attributable the higher number of ATMs deployed under Company-owned arrangements during 2010 when compared to the same period in 2009. Additionally, the increase in accretion expense was slightly affected by the change in estimated useful life of our asset retirement obligations during the three months ended March 31, 2010, as noted above under Depreciation expense.
Amortization Expense

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Amortization expense	$3,979	$4,527	(12.1)%

Percentage of total revenues	3.1%	3.9%
Amortization expense recognized during the three month ended March 31, 2010 was lower than the same period in 2009 due to certain contract intangible assets associated with our domestic operations that were fully amortized during 2009.

Loss on Disposal of Assets

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Loss on disposal of assets	$377	$2,108	(82.1)%

Percentage of total revenues	0.3%	1.8%
We recognized a higher loss on the disposal of assets during the three month period ended March 31, 2009 primarily due to certain optimization efforts undertaken by us associated with our United Kingdom operations. These optimization efforts resulted in the identification and deinstallation of approximately 300 underperforming ATMs that could be redeployed under separate ATM operating agreements. As a result of the deinstallation of these machines, we were required to write-off the associated installations costs and any remaining asset retirement obligations associated with the deinstalled machines.
Interest Expense, Net

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Interest expense, net	$7,318	$7,711	(5.1)%
Amortization of deferred financing costs and bond discounts	630	568	10.9%

Total interest expense, net	$7,948	$8,279	(4.0)%

Percentage of total revenues	6.2%	7.2%
Interest expense, net. Interest expense, net, decreased during the three month periods ended March 31, 2010, when compared to the same period in 2009, due to the reduction of amounts outstanding under our revolving credit facility, which had a weighted average balance outstanding of $50.3 million during the quarter ended March 31, 2009, compared to no amount outstanding during the quarter ended March 31, 2010.
Amortization of deferred financing costs and bond discounts. The increase in the amortization of deferred financing costs and bond discounts during 2010 was a result of the additional financing costs incurred in connection with the amendment of our revolving credit facility in February 2009. The amendment, among other things, (i) authorizes our repurchase of common stock up to an aggregate of $10.0 million; (ii) increases the amount of aggregate “Investments” (as such term is defined in our revolving credit facility) that we may make in non wholly-owned subsidiaries from $10.0 million to $20.0 million and correspondingly increases the aggregate amount of Investments that we may make in subsidiaries that are not Loan Parties (as such term is defined in our revolving credit facility) from $25.0 million to $35.0 million; (iii) increases the maximum amount of letters of credit that may be issued under our revolving credit facility from $10.0 million to $15.0 million; and (iv) modifies the amount of capital expenditures that may be incurred on a rolling 12-month basis, as measured on a quarterly basis. Also contributing to the increased expense amount were our senior subordinated notes, as the deferred financing costs and discounts associated with these notes are amortized over the contractual term of the underlying borrowings utilizing the effective interest method.
Income Tax Expense

	Three Months Ended March 31,
	2010	2009	% Change
	(In thousands)
Income tax expense	$1,439	$1,017	41.5%

Effective tax rate	25.4%	(25.3)%
Our income tax expense increased 41.5% during the three months ended March 31, 2010, when compared to the same period in 2009. This increase was primarily due to higher current federal and state income tax estimates due to our increased profitability. We also continued to record additional valuation allowances in all of our operating segments during the quarter ended March 31, 2010, as we currently believe that it is more likely than not that our income tax benefits in those jurisdictions will not be utilized. However, if we continue to generate substantial pre-tax operating profits, as we have during the past twelve months, our existing and future valuation allowances may no longer be necessary.

As of December 31, 2009, we had approximately $38.0 million in federal net operating loss carryforwards that can be utilized to reduce our taxable income in future periods, subject to certain restrictions and limitations. The anticipated utilization of a portion of such carryforwards has been factored into the income tax provision estimate reflected above for the quarter ended March 31, 2010.
Liquidity and Capital Resources
Overview
As of March 31, 2010, we had $10.7 million in cash and cash equivalents on hand and $307.3 million in outstanding long-term debt and capital lease obligations.
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, the issuance of equity securities, and the sale of bonds. Furthermore, we have historically used cash to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.
The first calendar quarter of each year typically involves significantly higher cash requirements from a working capital standpoint than the remaining calendar quarters (excluding any potential variability associated with our capital expenditure program). This is due to the fact that the first quarter includes a $13.9 million semi-annual interest payment associated with our senior subordinated notes as well as the funding of certain year-end accrued liabilities, including employee incentive compensation payments.
We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. Additionally, we expect to fund our working capital needs with cash flows generated from our operations and, to the extent needed, borrowings under our revolving credit facility. See additional discussion under Financing Facilities below.
Operating Activities
Net cash provided by operating activities totaled $9.2 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $6.9 million during the same period in 2009. The year-over-year increase was primarily attributable to improved operating margins and profits in 2010 when compared to 2009.
Investing Activities
Net cash used in investing activities totaled $8.6 million for the three months ended March 31, 2010 compared to $5.0 million during the same period in 2009. The year-over-year increase was the result of the higher amount of capital expenditures incurred during 2010 as a result of our decision to increase our capital spending budget in 2010 relative to 2009.
Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements as opposed to acquisitions. We expect that our capital expenditures for the remainder of 2010 will total approximately $36.6 million, net of noncontrolling interests, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities
Net cash used in financing activities totaled $0.8 million for the three months ended March 31, 2010 compared to $4.0 million provided by financing activities for the same period in 2009. For the full-year of 2009, we generated sufficient cash flows after capital expenditures that allowed us to repay all amounts previously outstanding borrowings under our revolving credit facility. Additionally, during the three months ended March 31, 2010, we generated cash flows from operating activities in excess of the cash flows used in investing activities, thereby enabling us to fund our activities from internally-generated funds and not draw on our bank facilities.
Financing Facilities
As of March 31, 2010, we had $307.3 million in outstanding long-term debt and capital lease obligations, which was comprised of (1) $297.4 million (net of discount of $2.6 million) of our senior subordinated notes, (2) $9.8 million in notes payable outstanding under equipment financing lines of our Mexico subsidiary, and (3) $0.1 million in capital lease obligations.
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
As of March 31, 2010, no amounts were outstanding under the facility; however, we had posted $4.4 million in letters of credit under the facility. Additionally, as of March 31, 2010, we were in compliance with all covenants contained within the facility and had the ability to borrow an additional $170.6 million under the facility based on such covenants.
Cardtronics Mexico equipment financing agreements. Between 2006 and 2009, Cardtronics Mexico entered into nine separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.55%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of March 31, 2010, $121.5 million pesos (or approximately $9.8 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the equipment financing agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico.) As of March 31, 2010, the total amount of the guarantees was $62.0 million pesos (or approximately $5.0 million U.S.).
Bank Machine overdraft facility. In addition to the above revolving credit facility, Bank Machine, Ltd., our wholly-owned subsidiary operating in the United Kingdom, has a £1.0 million overdraft facility. Such facility, which bears interest at 1.75% over the bank’s base rate (0.5% as of March 31, 2010) and is secured by a letter of credit posted under our corporate revolving credit facility, is utilized for general corporate purposes for our United Kingdom operations. As of March 31, 2010, no amount was outstanding under this facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.

Capital lease agreements. In connection with a prior acquisition, we assumed certain capital and operating lease obligations for approximately 2,000 ATMs. We currently have $0.1 million in letters of credit under our revolving credit facility in favor of the lessors under these assumed equipment leases. These letters of credit reduce the available borrowing capacity under our revolving credit facility. As of March 31, 2010, the principal balance of our capital lease obligations totaled $0.1 million, the underlying agreements for which all expire at various times during the second quarter of 2010.
New Accounting Standards
For a description of the accounting standards that we adopted during 2010, as well as details of the accounting standards that will apply to us in the future, see Item 1, Notes to Consolidated Financial Statements, Note 15, New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2009 Form 10-K.
We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2010, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.
Hypothetical changes in interest rates and foreign currencies chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates and foreign currencies, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.
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

			Weighted
Notional Amounts	Notional Amounts	Notional Amounts	Average
United States	United Kingdom	Consolidated(1)	Fixed Rate	Term
(In thousands)
$600,000	£75,000	$713,613	3.77%	April 1, 2010 – December 31, 2010
$625,000	£75,000	$738,613	3.44%	January 1, 2011 – December 31, 2011
$525,000	£50,000	$600,742	3.56%	January 1, 2012 – December 31, 2012
$275,000	£25,000	$312,871	3.53%	January 1, 2013 – December 31, 2013
$100,000	£—	$100,000	3.61%	January 1, 2014 – December 31, 2014

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.51 to £1.00, which was the exchange rate in effect as of March 31, 2010.
The following table presents a hypothetical sensitivity analysis of our annual vault cash interest expense based on our outstanding vault cash balances as of March 31, 2010 and assuming a 100 basis point increase in interest rates:

				Additional Interest			Additional Interest Incurred
				Incurred on 100 Basis			on 100 Basis Point Increase
				Point Increase			(Including Impact of All
	Vault Cash Balance as of			(Excluding Impact of			Interest Rate Swaps
	March 31, 2010			Interest Rate Swaps)			Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$877.4	$877.4		$8.8	$8.8		$2.8	$2.8
United Kingdom		£105.1	159.3		£1.1	1.6		£0.3	0.5
Mexico	p $	550.9	44.4	p $	5.5	0.4	p $	5.5	0.4

Total			$1,081.1			$10.8			$3.7

As of March 31, 2010, we had a net liability of $38.2 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the estimated fair value of the instruments as of such date. For additional information on our accounting treatment of these swaps and the calculation of their fair value, see Item 1, Notes to Consolidated Financial Statements, Note 10, Derivative Financial Instruments and Note 11, Fair Value Measurements.

As of March 31, 2010, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico, as we have historically not deemed it to be cost effective to engage in such a hedging program due to the immateriality of our Mexico operations to our consolidated operations. However, as a result of the recent and anticipated continued growth of our operations in Mexico, we are reevaluating the cost-effectiveness of such a program and may enter into derivative financial instruments in the future to hedge our exposure.
Interest expense. Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Although no amount was outstanding under our revolving credit facility as of March 31, 2010, there is no guarantee that we will not borrow amounts in the future, and, in the event we borrow amounts and interest rates significantly increased, the interest that we would be required to pay could be material.
Outlook. We anticipate that the continued low short-term interest rates in the United States and United Kingdom will serve to reduce the interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, the impact on our financial statements from significant increase in interest rates would be somewhat mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the United States and the United Kingdom.
Foreign Currency Exchange Risk
Due to our operations in the United Kingdom and Mexico, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine, Ltd. and Cardtronics Mexico into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of March 31, 2010, such translation loss totaled approximately $27.8 million compared to approximately $24.4 million as of December 31, 2009.
Our results during the three months ended March 31, 2010 were positively impacted by an increase in the value of the British pound relative to the United States dollar compared to the same period in 2009. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the United States dollar and the British pound.) Additionally, our Mexico operations were also positively impacted by changes in the value of the Mexican peso relative to the United States dollar. A sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the British pound during the three months ended March 31, 2010, the effect upon Bank Machine’s operating income would have been $0.1 million. Similarly, a sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the Mexican peso during the three months ended March 31, 2010, the effect upon Cardtronics Mexico’s operating income would have been $0.1 million. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

During 2009, our United Kingdom operations began to generate cash flows from operations that exceeded our capital growth needs. This excess cash was used to repay certain advances and intercompany debt. Prior to 2009, most of the United Kingdom’s intercompany payable balances to the United States parent (Cardtronics, Inc.) had been deemed to be long-term in nature and were previously revalued to other comprehensive income (loss) as our United Kingdom operations had not generated sufficient cash flows to cover its operational and capital expansion needs. Due to the improved financial performance and lower capital expenditures of the United Kingdom operations during 2009, we now expect that these operations will continue to generate excess cash flows beyond its operational and capital expansion needs that will allow them to further pay down the intercompany balances. Therefore, we have now designated certain of our intercompany balances as short-term in nature, and the changes in these balances are now translated in our Consolidated Statements of Operations. As a result, we are now exposed to foreign currency exchange risk as it relates to our intercompany balances for which we expect repayments in the near-term. As of March 31, 2010, the intercompany payable balance from our United Kingdom operations to the parent totaled $113.7 million, of which $5.4 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our Consolidated Statements of Operations would be approximately $0.5 million.
We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our material legal proceedings, see Part I., Item I., Financial Information, Notes to Consolidated Financial Statements, Note 12, Commitments and Contingencies.
Item 1A. Risk Factors
Our business, results of operations and financial condition are subject to a number of risks. Some of those risks are set forth in our 2009 Form 10-K. Outlined below is a modification to certain risks previously disclosed in our 2009 Form 10-K. These risks should be read in conjunction with the risk factors discussed in Part I, Item 1A. Risk Factors, in our 2009 Form 10-K. The risks described in this Form 10-Q and in our 2009 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.
Interchange fees, which represented approximately 31% of our total ATM operating revenues for the year ended December 31, 2009, are set by the various EFT networks through which transactions conducted on our devices are routed. Interchange fees are set by each network and typically vary from one network to the next. Accordingly, if some or all of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, or both, our future transaction revenues could decline.
Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks. For example, effective April 1, 2010, a global network brand enacted a significant reduction in the net interchange fees that it pays domestic ATM deployers. This change is expected to reduce the net interchange fees we receive from such network and reduce our ATM operating gross profits by approximately $1.5 million for the remainder of 2010. Additionally, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network, are expected to decline slightly beginning in 2011. As a result, the interchange revenues generated by certain of our ATMs in that market are expected to decline in the future. If other networks enact interchange fee reductions similar to those outlined above, our interchange revenues could be negatively impacted in future periods.
Finally, some federal officials in the United States have expressed concern that consumers using an ATM may not be aware that in addition to paying the surcharge fee that is disclosed to them at the ATM, their financial institution may also assess an additional fee to offset any interchange fee assessed to the financial institution by the EFT networks with regard to that consumer’s transaction. While there are currently no pending legislative actions calling for limits on the amount of interchange fees that can be charged by the EFT networks to financial institutions, there can be no assurance that such legislative actions will not occur in the future.
Any potential future network or legislative actions that affect the amount of interchange fees that can be assessed on a transaction may adversely affect our revenues. Historically, we have been successful in offsetting the effects of any such reductions in interchange fees received by us through changes in our business. However, we can give no assurances that we will be successful in offsetting the effects of any future reductions in the interchange fees received by us, if and when they occur.

Deterioration in global credit markets, as well as changes in legislative and regulatory requirements, could have a negative impact on financial institutions that we conduct business with.
We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our devices. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our Company-owned devices. Turmoil in the global credit markets in the future, such as that recently experienced, may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new branding partners and cash providers, and the underlying economics of any new arrangements may not be consistent with our current arrangements. Furthermore, if our existing bank branding partners or cash providers are acquired by other institutions with assistance from the Federal Deposit Insurance Corp. (“FDIC”), or placed into receivership by the FDIC, it is possible that our agreements may be rejected in part or in their entirety.
Finally, in response to the recent economic crisis, various legislative and regulatory proposals that would materially restructure the regulatory framework governing the financial services industry, or impose new regulations and requirements, have been introduced or are being considered for introduction in Congress. If any of these legislative or regulatory proposals are enacted, they could negatively impact the financial institutions with whom we conduct business and thus, potentially negatively impact our future operating results.
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
Additionally, in February 2010, Mount Vernon Money Center (“MVMC”), one of our third-party armored service providers in the Northeast United States, ceased all cash replenishment operations for its customers following the arrest on charges of bank fraud of its founder and principal owner. Shortly thereafter, the U.S. District Court in the Southern District of New York (the “Court”) appointed a receiver (the “Receiver”) to, among other things, seize all of the assets in the possession of MVMC. As a result of these actions, we were required to convert over 1,000 ATMs that were being serviced by MVMC to another third-party armored service provider, resulting in a minor amount of downtime being experienced by those ATMs. Further, based upon the Receiver’s report dated March 1, 2010, and filed with the Court on that same date, it appears that a portion of the vault cash that was delivered to MVMC on our behalf was either commingled with vault cash belonging to MVMC’s other customers or was misappropriated by MVMC. We estimate that the amount of vault cash held on our behalf immediately prior to the cessation of MVMC’s operations totaled $16.2 million.
We are currently working with the Receiver and federal authorities to recover the vault cash we are currently owed. At this point, it is uncertain what amount, if any, may ultimately be made available to us from the seized assets mentioned above, or from other potential sources of recovery, including proceeds from any insurance policies previously held by MVMC and its owner. Regardless, we currently believe that our existing insurance policies will cover any residual cash losses resulting from this incident, less related deductible payments.

The passing of legislation banning or limiting surcharge fees would severely impact our revenues.
Despite the nationwide acceptance of surcharge fees at ATMs in the United States since their introduction in 1996, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. More recently, some federal officials have expressed concern that surcharge fees charged by ATM operators are unfair to consumers. To that end, an amendment proposing limits on the fees that ATM operators, including financial institutions, can charge consumers was recently introduced as part of a larger financial reform bill currently pending before the United States Senate. If such legislation were to be enacted, and the amount we were able to charge for consumers to use our ATMs was reduced, our revenues and related profitability would be negatively impacted. Furthermore, if such limits were set at levels that are below our current or future costs to operate our ATMs, it would have a material adverse impact on our ability to continue to operate under our current business model.
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
In Mexico, surcharging for off-premise ATMs was legalized in late 2003, but was not formally implemented until July 2005. In early October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose fees to consumers. The objective of these rules was to provide more transparency to the consumer regarding the cost of a specific ATM transaction, rather than to limit the amount of fees charged to the consumer. Such rules, which became effective on May 4, 2010, required ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers. Cardtronics Mexico has elected to assess an additional surcharge fee on the consumer rather than select the interchange fee-only option. The additional surcharge fees to be assessed are intended to offset the interchange fees that Cardtronics Mexico will no longer be receiving. Because the overall fee being charged to the consumer is not expected to increase (i.e., the higher surcharge fees will be offset by lower interchange fees assessed by the consumer’s financial institution), the Company does not anticipate that these new rules will have a material adverse impact on Cardtronics Mexico’s operations. However, if the higher surcharge fees result in a significant reduction in the number of transactions being conducted on Cardtronics Mexico’s ATMs, or if additional rulings limit the amount of fees charged to the consumer or that may be earned on an individual ATM transaction, the Company’s financial results would be adversely impacted.
Potential new currency designs may require modifications to our ATMs that could severely impact our cash flows.
On November 26, 2006, a U.S. District Court judge ruled that the United States’ currencies (as currently designed) violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the United States are identical in size and color, regardless of denomination. As a consequence of this ruling, the United States Treasury conducted a study to determine the options to make United States paper currency accessible to the blind or visually impaired. It is our understanding that the Bureau of Engraving and Printing (“BEP”) received that study on or about July 28, 2009, and together with the United States Treasury and the Federal Reserve, are reviewing the study. Upon the completion of that review, these institutions will publish their recommendations and thereafter seek public comments (in writing and at public forums) on those recommendations. Following the public comment period, a final recommendation will be made to the Secretary of the Treasury, who has authority to change the design and features of the currency notes utilized in the United States. While it is still uncertain at this time what impact, if any, this process will have on the ATM industry (including us), it is possible that any changes made to the design of the paper currency notes utilized in the United States could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense such notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2010:

					Total Number of	Approximate Dollar
	Total Number		Average		Shares Purchased as	Value that May Yet
	of Shares		Price Paid		Part of a Publicly	be Purchased Under
Period	Purchased		Per Share		Announced Program	the Program (1) (2)
January 1 – 31, 2010	25,000	(3)	$10.39	(4)	—	$9,882,410
February 1 – 28, 2010			—		—	$9,882,410
March 1 – 31, 2010	—		—		—	$9,882,410

(1)	In February 2009, our Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to an aggregate of $10.0 million in common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The share repurchase program will expire on March 31, 2011, unless extended or terminated earlier by the Board of Directors. To date, we have purchased approximately 35,000 shares of our common stock at a total cost of $0.1 million and at an average price per share of $3.37.

(2)	In connection with the lapsing of the forfeiture restrictions on restricted shares granted by us under our 2007 Stock Incentive Plan, which was adopted in December 2007 and expires in December 2017, we permitted employees and directors to sell a portion of their shares to us in order to satisfy their tax liabilities that arose as a consequence of the lapsing of the forfeiture restrictions. In future periods, we may not permit individuals to sell their shares to us in order to satisfy such tax liabilities. Furthermore, since the number of restricted shares that will become unrestricted each year is dependent upon the continued employment of the award recipients, we cannot forecast either the total amount of such securities or the approximate dollar value of those securities that we might purchase in future years as the forfeiture restrictions on such shares lapse.

(3)	Represents shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(4)	The price paid per share was based on the average high and low trading prices of the Company’s common stock on January 7, 2010, which represents the date on which we repurchased shares from the participants under our 2007 Stock Incentive Plan.
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

CARDTRONICS, INC.
May 7, 2010	/s/ J. Chris Brewster
J. Chris Brewster
(Duly Authorized Officer and Principal Financial Officer)

May 7, 2010	/s/ Tres Thompson
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

10.1
Underwriting Agreement by and among Cardtronics, Inc., the Selling Stockholders named therein and the Underwriters named therein, dated March 30, 2010 (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on March 31, 2010, File No. 001-33864).

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