Form 10-Q
period 2010-06-30
CARDTRONICS INC
filed 2010-08-06
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-33864
________________________________
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

Common Stock, par value: $0.0001 per share.  Shares outstanding on August 4, 2010: 41,961,459

CARDTRONICS, INC.

When we refer to “us,” “we,” “our,” “ours” or “the Company,” we are describing Cardtronics, Inc. and/or our subsidiaries.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,089	$10,449
Accounts and notes receivable, net of allowance of $297 and $560 as of June 30, 2010 and December 31, 2009, respectively	20,009	27,700
Inventory	2,093	2,617
Restricted cash, short-term	3,060	3,452
Prepaid expenses, deferred costs, and other current assets	10,450	8,850
Total current assets	75,701	53,068
Property and equipment, net	148,403	147,348
Intangible assets, net	79,877	89,036
Goodwill	164,121	165,166
Prepaid expenses, deferred costs, and other assets	4,545	5,786
Total assets	$472,647	$460,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt and notes payable	$2,481	$2,122
Capital lease obligations	—	235
Current portion of other long-term liabilities	24,599	26,047
Accounts payable	19,403	12,904
Accrued liabilities	51,379	57,583
Current portion of deferred tax liability, net	3,153	3,121
Total current liabilities	101,015	102,012
Long-term liabilities:
Long-term debt, net of related discounts	304,560	304,930
Deferred tax liability, net	14,215	12,250
Asset retirement obligations	25,341	24,003
Other long-term liabilities	29,647	18,499
Total liabilities	474,778	461,694

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 47,235,439 and 46,238,028 shares issued as of June 30, 2010 and December 31, 2009, respectively; 41,746,143 and 40,900,532 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	203,571	200,323
Accumulated other comprehensive loss, net	(72,541)	(57,618)
Accumulated deficit	(84,754)	(96,922)
Treasury stock; 5,489,296 and 5,337,496 shares at cost as of June 30, 2010 and December 31, 2009, respectively	(50,342)	(48,679)
Total parent stockholders’ deficit	(4,062)	(2,892)
Noncontrolling interests	1,931	1,602
Total stockholders’ deficit	(2,131)	(1,290)
Total liabilities and stockholders’ deficit	$472,647	$460,404

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
ATM operating revenues	$130,560	$121,362	$256,247	$234,942
ATM product sales and other revenues	2,388	3,286	4,477	5,051
Total revenues	132,948	124,648	260,724	239,993
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization shown separately below. See Note 1)	87,414	83,975	173,293	166,204
Cost of ATM product sales and other revenues	2,314	3,153	4,507	4,967
Total cost of revenues	89,728	87,128	177,800	171,171
Gross profit	43,220	37,520	82,924	68,822
Operating expenses:
Selling, general, and administrative expenses	10,272	10,584	21,415	21,439
Depreciation and accretion expense	10,264	9,935	20,486	19,574
Amortization expense	3,765	4,504	7,744	9,031
Loss on disposal of assets	1,095	1,676	1,472	3,784
Total operating expenses	25,396	26,699	51,117	53,828
Income from operations	17,824	10,821	31,807	14,994
Other expense (income):
Interest expense, net	7,314	7,644	14,632	15,355
Amortization of deferred financing costs and bond discounts	642	603	1,272	1,171
Other (income) expense	(332)	(1,041)	34	(1,127)
Total other expense	7,624	7,206	15,938	15,399
Income (loss) before income taxes	10,200	3,615	15,869	(405)
Income tax expense	1,952	1,016	3,391	2,033
Net income (loss)	8,248	2,599	12,478	(2,438)
Net income attributable to noncontrolling interests	45	111	310	142
Net income (loss) attributable to controlling interests and available to common stockholders	$8,203	$2,488	$12,168	$(2,580)

Net income (loss) per common share – basic	$0.20	$0.06	$0.29	$(0.07)
Net income (loss) per common share – diluted	$0.19	$0.06	$0.29	$(0.07)

Weighted average shares outstanding – basic	40,017,215	39,032,087	39,910,928	39,005,202
Weighted average shares outstanding – diluted	41,092,258	39,651,363	40,894,506	39,005,202

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$12,478	$(2,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	28,230	28,605
Amortization of deferred financing costs and bond discounts	1,272	1,171
Stock-based compensation expense	2,896	2,120
Deferred income taxes	1,891	1,891
Loss on disposal of assets	1,472	3,784
Unrealized gain on derivative instruments	(506)	—
Amortization of accumulated other comprehensive losses associated with derivative instruments no longer designated as hedging instruments	946	—
Other reserves and non-cash items	959	(1,922)
Changes in assets and liabilities:
Decrease in accounts and notes receivable, net	7,525	2,070
(Increase) decrease in prepaid, deferred costs, and other current assets	(2,185)	6,734
Decrease (increase) in inventory	535	(47)
Decrease in other assets	1,328	1,192
Increase (decrease) in accounts payable	5,646	(5,804)
Decrease in accrued liabilities	(7,067)	(1,906)
Decrease in other liabilities	(2,819)	(2,745)
Net cash provided by operating activities	52,601	32,705

Cash flows from investing activities:
Additions to property and equipment	(20,783)	(10,712)
Payments for exclusive license agreements and site acquisition costs	(229)	(87)
Net cash used in investing activities	(21,012)	(10,799)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	27,812
Repayments of long-term debt and capital leases	(1,277)	(46,486)
Repayments of borrowings under bank overdraft facility, net	—	(142)
Payments received on subscriptions receivable	—	34
Proceeds from exercises of stock options	301	—
Debt issuance and modification costs	—	(458)
Repurchase of capital stock	(1,390)	(92)
Net cash used in financing activities	(2,366)	(19,332)

Effect of exchange rate changes on cash	417	494
Net increase in cash and cash equivalents	29,640	3,068

Cash and cash equivalents as of beginning of period	10,449	3,424
Cash and cash equivalents as of end of period	$40,089	$6,492

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$14,667	$15,525
Cash paid for income taxes	$398	$285
Fixed assets financed by direct debt	$542	$—

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks.  As of June 30, 2010, the Company operated over 33,700 devices across its portfolio, which included over 28,000 devices located in all 50 states of the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), approximately 2,800 devices throughout the United Kingdom (“U.K.”), and approximately 2,900 devices throughout Mexico. Included within this number are approximately 2,200 multi-function financial services kiosks deployed in the U.S. that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), and money transfers.

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

The financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 are unaudited. The Consolidated Balance Sheet as of December 31, 2009 was derived from the audited balance sheet filed in the Company’s 2009 Form 10-K. In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include certain minor reclassifications. Those reclassifications did not impact the Company’s total reported net income (loss) or stockholders’ deficit.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents “Cost of ATM operating revenues” and “Gross profit” within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$8,337	$8,236	$16,636	$16,273
Amortization expense	3,765	4,504	7,744	9,031
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$12,102	$12,740	$24,380	$25,304

Property and Equipment, net

In accounting for property and equipment, the Company is required to make estimates regarding the expected useful lives of its assets, which ranged historically from three to seven years.  To ensure its useful life estimates accurately reflect the economic use of the assets, the Company periodically evaluates whether changes to the assigned estimated useful lives are necessary.  As a result of its most recent evaluation in the first quarter of 2010, which was based on historical information on its existing and disposed assets, the Company revised the estimated useful lives of several asset classes.  Specifically, the Company determined that it was appropriate to extend the estimated useful life of new ATMs by one year and reduce the estimated useful life of used ATMs by two years starting January 1, 2010.  The Company also decreased the estimated useful lives of deployment costs and asset retirement obligations by two years each, to more accurately align the periods over which these assets are depreciated with the average time period an ATM is installed in a location before being deinstalled.  The Company anticipates that the above changes will increase its future depreciation expense amounts slightly relative to prior years, and reduce the frequency and amount of losses on disposals of assets in future periods.

(2) Stock-Based Compensation

The Company calculates the fair value of stock-based awards granted to employees and directors on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the Company’s Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Cost of ATM operating revenues	$169	$193	$368	$384
Selling, general, and administrative expenses	1,268	869	2,528	1,736
Total stock-based compensation expense	$1,437	$1,062	$2,896	$2,120

The increase in stock-based compensation expense during the three and six month periods ended June 30, 2010 was due to the issuance of additional shares of restricted stock and stock options to certain of the Company’s employees and directors during 2009 and 2010.  Both the restricted shares and the stock options were granted under the Company’s Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”).

At the Company’s 2010 Annual Meeting of Shareholders held on June 15, 2010, stockholders approved the amendment and restatement of the 2007 Stock Incentive Plan.  Among other things, changes to the 2007 Stock Incentive Plan included increasing in the maximum number of shares of common stock that may be granted as equity incentive awards under the plan by 2,000,000 shares, from 3,179,393 to 5,179,393.  As a result of the increased number of shares eligible for grant under the 2007 Stock Incentive Plan, in the event the Company makes additional grants under the plan, stock-based compensation expense would increase in future periods.

In addition to increasing the number of shares eligible for grant, stockholders voted to (i) adjust the existing provisions regarding performance-based awards granted and conform a number of administration provisions of the 2007 Stock Incentive Plan necessary to effectuate the modified performance-based awards, (ii) modify the annual award limitations for any individual participant of the plan as well as the performance criteria that may be utilized to structure performance-based awards, (iii) increase the term of the plan from a 10-year period beginning on the original adoption date (which was August 22, 2007) to a 10-year period beginning on the adoption of the amendment to the plan, and (iv) add two types of awards eligible for grant under the plan: a restricted stock unit award and an annual incentive award.

Options.  The number of the Company’s outstanding stock options as of June 30, 2010, and changes during the six month period ended June 30, 2010, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2010	3,803,771	$8.34
Granted	23,000	$10.95
Exercised	(267,471)	$1.31
Forfeited	(52,500)	$7.73
Options outstanding as of June 30, 2010	3,506,800	$8.90

Options vested and exercisable as of June 30, 2010	2,976,276	$8.65

The options granted during the six month period ended June 30, 2010 had a total grant-date fair value of approximately $126,500, or $5.50 per share.  As of June 30, 2010, the unrecognized compensation expense associated with outstanding options was approximately $1.1 million.

Restricted Stock.  The number of the Company’s outstanding restricted shares as of June 30, 2010, and changes during the six month period ended June 30, 2010, are presented below:

Number of Shares
Restricted shares outstanding as of January 1, 2010	1,114,437
Granted	729,940
Vested	(354,437)
Forfeited	(14,250)
Restricted shares outstanding as of June 30, 2010	1,475,690

The restricted shares granted to employees and directors during the six month period ended June 30, 2010 had a total grant-date fair value of approximately $7.9 million, or $10.89 per share.  As of June 30, 2010, the unrecognized compensation expense associated with restricted share grants was approximately $12.9 million.

(3) Earnings per Share

The Company reports its earnings per share under the two-class method.  Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the six month period ended June 30, 2009, the Company incurred a net loss and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. Such securities included all outstanding stock options and shares of restricted stock.  However, dilutive securities were included in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2010 and the three month period ended June 30, 2009 as the Company reported net income for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, such restricted shares are considered to be participating securities and as such, the Company has allocated the undistributed earnings for the three and six month periods ended June 30, 2010 and the three month period ended June 30, 2009 among the Company’s outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$8,203			$12,168
Less: undistributed earnings allocated to unvested restricted shares	(347)			(499)
Net income available to common stockholders	$7,856	40,017,215	$0.20	$11,669	39,910,928	$0.29

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$347			$499
Stock options added to the denominator under the treasury stock method		1,075,043			983,578
Less: Undistributed earnings reallocated to restricted shares	(338)			(487)
Net income available to common stockholders and assumed conversions	$7,865	41,092,258	$0.19	$11,681	40,894,506	$0.29

	Three Months Ended June 30, 2009
	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$2,488
Less: undistributed earnings allocated to unvested restricted shares	(90)
Net income available to common stockholders	$2,398	39,032,087	$0.06

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$90
Stock options added to the denominator under the treasury stock method		619,276
Less: Undistributed earnings reallocated to restricted shares	(89)
Net income available to common stockholders and assumed conversions	$2,399	39,651,363	$0.06

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock of 558,585 and 339,481 shares for the three and six month periods ended June 30, 2010, respectively, and 5,805 shares for the three month period ended June 30, 2009, because the effect of including these shares in the computation would have been anti-dilutive.

(4) Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$8,248	$2,599	$12,478	$(2,438)
Unrealized (losses) gains on interest rate swap contracts	(7,717)	343	(11,101)	1,536
Foreign currency translation adjustments	(487)	10,113	(3,822)	8,697
Total comprehensive income (loss)	44	13,055	(2,445)	7,795
Less: comprehensive (loss) income attributable to noncontrolling interests	(25)	162	329	171
Comprehensive income (loss) attributable to controlling interests	$69	$12,893	$(2,774)	$7,624

Accumulated other comprehensive loss is displayed as a separate component of stockholders’ deficit in the Consolidated Balance Sheets and consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Foreign currency translation adjustments	$(28,242)	$(24,420)
Unrealized losses on interest rate swap contracts	(44,299)	(33,198)
Total accumulated other comprehensive loss	$(72,541)	$(57,618)

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

Additionally, as a result of the Company’s overall net loss position for tax purposes, the Company has not recorded deferred tax benefits on the unrealized loss amounts related to its interest rate swaps, as management does not currently believe the Company will be able to realize the benefits associated with its net deferred tax asset positions.  However, if the Company continues to generate pre-tax operating profits, as it has during recent periods, its existing and future valuation allowances may no longer be necessary, including those related to the unrealized losses associated with the Company’s interest rate swaps.  Any release of the valuation allowances associated with the Company’s interest rate swap agreements will be accounted for as a reduction of the unrealized loss amounts currently reflected in the accumulated other comprehensive loss line item within stockholders’ deficit in the accompanying Consolidated Balance Sheets.

(5) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of June 30, 2010, as well as the changes in the net carrying amounts for the six month period ended June 30, 2010, by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2010:
Gross balance	$150,461	$63,994	$714	$200	$3,243	$218,612
Accumulated impairment loss	—	(50,003)	—	—	—	(50,003)
	$150,461	$13,991	$714	$200	$3,243	$168,609

Foreign currency translation adjustments	—	(1,043)	(2)	—	(242)	(1,287)

Balance as of June 30, 2010:
Gross balance	$150,461	$62,951	$712	$200	$3,001	$217,325
Accumulated impairment loss	—	(50,003)	—	—	—	(50,003)
	$150,461	$12,948	$712	$200	$3,001	$167,322

Intangible Assets with Definite Lives

The following is a summary of the Company’s intangible assets that are subject to amortization as of June 30, 2010:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and branding contracts/relationships	$156,264	$(87,783)	$68,481
Deferred financing costs	14,535	(8,555)	5,980
Exclusive license agreements	5,545	(3,627)	1,918
Non-compete agreements	509	(212)	297
Total	$176,853	$(100,177)	$76,676

 (6) Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Accrued merchant commissions	$12,581	$11,470
Accrued interest expense	10,406	10,406
Accrued compensation	4,017	8,470
Accrued armored fees	3,265	5,234
Accrued merchant settlement amounts	3,203	3,603
Accrued cash rental and management fees	2,824	2,866
Accrued interest rate swap payments	2,119	1,937
Accrued maintenance fees	1,794	4,133
Accrued ATM telecommunications costs	1,243	1,169
Accrued processing costs	1,084	1,556
Other accrued expenses	8,843	6,739
Total	$51,379	$57,583

(7) Long-Term Debt

The Company’s long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Senior subordinated notes due August 2013 (net of unamortized discounts of $2.4 million and $2.8 million as of June 30, 2010 and December 31, 2009)	$297,567	$297,242
Other	9,474	9,810
Total	307,041	307,052
Less: current portion	2,481	2,122
Total long-term debt, excluding current portion	$304,560	$304,930

Revolving Credit Facility

As of June 30, 2010 and December 31, 2009, no borrowings were outstanding under the Company’s $175.0 million revolving credit facility.  However, as of June 30, 2010, the Company had a $4.3 million letter of credit posted under the facility to secure borrowings under the Company’s United Kingdom subsidiary’s overdraft facility (discussed below). This letter of credit, which may be drawn upon in the event the Company defaults under the overdraft facility, reduces the Company’s borrowing capacity under its revolving credit facility. As of June 30, 2010, the Company’s available borrowing capacity under the facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) and interest expense covenants contained in the credit agreement, totaled $170.7 million, and the Company was in compliance with all applicable covenants and ratios under the facility.

In July 2010, in conjunction with entering into a new $175.0 million revolving credit facility, the Company terminated its previous $175.0 million credit facility.  Additionally, the Company announced its plans to redeem all $100.0 million of its existing outstanding 9.25% Senior Subordinated Notes – Series B due August 2013 (the “Series B Notes”).  See Note 17, Subsequent Events, for additional details on the new revolving credit facility, the termination of the previous facility, and the Company’s bond redemption plans.

Other Facilities

Cardtronics Mexico equipment financing agreements.  As of June 30, 2010, other long-term debt consisted of 10 separate equipment financing agreements entered into by Cardtronics Mexico. These agreements, each of which had an original term of five-years, are denominated in Mexican pesos and bear interest at an average fixed rate of 10.49%.  Proceeds from these agreements were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the equipment financing agreements, the Company has issued guarantees for 51.0% of the obligations under such agreements (consistent with its ownership percentage in Cardtronics Mexico.) As of June 30, 2010, the total amount of the guarantees was $62.0 million pesos (or approximately $4.8 million U.S.).

Bank Machine overdraft facility.  Bank Machine, Ltd., the Company’s wholly-owned subsidiary operating in the United Kingdom, currently has a £1.0 million overdraft facility in place. This facility, which bears interest at 1.75% over the Bank of England’s base rate (0.5% as of June 30, 2010) and is secured by a letter of credit posted under the Company’s corporate revolving credit facility, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of June 30, 2010, no amount was outstanding under this facility.

(8) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over five years, which is the average time period an ATM is installed in a location before being deinstalled, and the related liabilities are being accreted to their full value over the same period of time.

The following table is a summary of the changes in the Company’s asset retirement obligation liability for the six month period ended June 30, 2010 (in thousands):

Asset retirement obligation as of January 1, 2010	$24,003
Additional obligations	1,967
Accretion expense	1,252
Change in estimate	61
Payments	(1,341)
Foreign currency translation adjustments	(601)
Asset retirement obligation as of June 30, 2010	$25,341

The change in estimate during the six month period ended June 30, 2010 related to the Company’s most recent evaluation of the useful lives of its various asset classes.  For additional information on this change, see Note 1, General and Basis of Presentation – Property and Equipment, net.  Additionally, see Note 11, Fair Value Measurements for additional disclosures on the Company’s asset retirement obligations in respect to its fair value measurements.

(9) Other Liabilities

Other liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$22,409	$23,423
Deferred revenue	2,030	2,464
Other	160	160
Total	$24,599	$26,047

Other Long-Term Liabilities:
Interest rate swaps	$24,850	$12,656
Deferred revenue	1,781	2,393
Other	3,016	3,450
Total	$29,647	$18,499

The increase in the non-current portion of other long-term liabilities was attributable to the Company’s interest rate swaps, the liabilities for which increased as a result of additional swap agreements entered into this quarter.  Also contributing to the increase was a significant flattening of the forward interest rate curve, which was utilized to value the interest rate swap contracts and resulted in an increase in the Company’s estimated future liabilities under such contracts.

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

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility, if and when outstanding.  The Company is also exposed to foreign currency rate risk with respect to its investments in its foreign subsidiaries, most notably its investment in Bank Machine, Ltd. in the United Kingdom.  While the Company does not currently utilize derivative instruments to hedge its foreign currency rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the United States and the United Kingdom.  The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in Mexico, nor does it utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place are as follows:

Notional Amounts United States	Notional Amounts United Kingdom	Notional Amounts Consolidated (1)	Weighted Average Fixed Rate	Terms
(In thousands)
$600,000	£75,000	$712,585	3.77%	July 1, 2010 – December 31, 2010
$625,000	£75,000	$737,585	3.44%	January 1, 2011 – December 31, 2011
$525,000	£50,000	$600,057	3.56%	January 1, 2012 – December 31, 2012
$275,000	£25,000	$312,528	3.53%	January 1, 2013 – December 31, 2013
$100,000	£—	$100,000	3.61%	January 1, 2014 – December 31, 2014

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.50 to £1.00, which was the exchange rate in effect as of June 30, 2010.

The Company has designated a majority of its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations.  Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in accumulated other comprehensive loss in the Consolidated Balance Sheets. As a result of the Company’s overall net loss position for tax purposes, the Company has not recorded any deferred tax benefits on the loss amounts related to these interest rate swap contracts, as management does not currently believe that it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions.  However, if the Company continues to generate substantial pre-tax operating profits, as it has during recent periods, its existing and future valuation allowances may no longer be necessary, including those related to the unrealized losses associated with the Company’s interest rate swaps.  Any release of the valuation allowances associated with the Company’s interest rate swap agreements will be accounted for as a reduction of the unrealized loss amounts currently reflected in the accumulated other comprehensive loss line item within stockholders’ deficit in the accompanying Consolidated Balance Sheets.

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

The interest rate swap contracts entered into with respect to the Company’s vault cash rental obligations effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s monthly floating rate vault cash rental obligations to a fixed rate.  Such contracts are in place through December 31, 2014 for the Company’s United States vault cash rental obligations, and December 31, 2013 for the Company’s United Kingdom vault cash rental obligations.  By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company’s monthly vault cash rental expense amounts has been reduced.  The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company’s counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company’s outstanding vault cash obligations that have been hedged.  In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.  At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps.   Additionally, none of the Company’s existing interest rate swap contracts contain credit-risk-related contingent features.

The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges.  Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the United Kingdom.  During the fourth quarter of 2009, the Company’s vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.  As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.  In December 2009, the Company entered into a series of additional trades, the effects of which were to offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.  Since the underlying swaps were not deemed to be effective hedges of the Company’s underlying vault cash rental costs, during the three and six months ended June 30, 2010, an unrealized gain and a corresponding realized loss of $0.3 million and $0.5 million, respectively, related to these swaps have been reflected in the other expense (income) line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures

The following tables depict the effects of the use of the Company’s derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	$—	Prepaid expenses, deferred costs, and other assets	$1,445

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$807	Prepaid expenses, deferred costs, and other current assets	$—
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	400	Prepaid expenses, deferred costs, and other current assets	—
Total		$1,207		$—

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$20,573	Current portion of other long-term liabilities	$22,286
Interest rate swap contracts	Other long-term liabilities	23,527	Other long-term liabilities	11,139
Total		$44,100		$33,425

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$1,836	Current portion of other long-term liabilities	$1,137
Interest rate swap contracts	Other long-term liabilities	1,323	Other long-term liabilities	1,517
Total		$3,159		$2,654

Total Derivatives:		$46,052		$34,634

The Asset Derivative Instruments reflected in the table above relate to the current portion of certain derivative instruments that were in an overall liability position, for which the non-current portion is reflected in the Liability Derivative Instruments portion above.

Statements of Operations Data

	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009
	(In thousands)			(In thousands)
Interest rate swap contracts	$(14,359)	$(5,248)	Cost of ATM operating revenues	$(6,339)	$(5,591)

	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009
	(In thousands)			(In thousands)
Interest rate swap contracts	$(24,506)	$(9,502)	Cost of ATM operating revenues	$(12,786)	$(11,038)

		Three Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2010	2009
		(In thousands)
Interest rate swap contracts	Other expense (income)	$(309)	$—

		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2010	2009
		(In thousands)
Interest rate swap contracts	Other expense (income)	$(650)	$—

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

As of June 30, 2010, the Company expects to reclassify $21.2 million of net derivative-related losses contained within accumulated OCI to earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

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

	Fair Value Measurements at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Assets associated with interest rate swaps	$1,207	$—	$1,207	$—

Liabilities:
Liabilities associated with interest rate swaps	$47,259	$—	$47,259	$—

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Assets associated with interest rate swaps	$1,445	$—	$1,445	$—

Liabilities:
Liabilities associated with interest rate swaps	$36,079	$—	$36,079	$—

Liabilities added to the asset retirement obligations line in the Company’s Consolidated Balance Sheets are measured at fair value on a non-recurring basis using Level 3 inputs.  The liabilities added during the six month periods ended June 30, 2010 and 2009 were $2.0 million and $1.5 million, respectively.

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

Interest rate swaps. The fair value of the Company’s interest rate swaps was a net liability of $46.1 million as of June 30, 2010.  These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.

Additions to asset retirement obligation liability.  The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.

Long-term debt.  The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility, if and when there is an amount outstanding, approximates fair value due to the fact that any borrowings are subject to short-term floating market interest rates.  As of June 30, 2010, the fair value of the Company’s $300.0 million senior subordinated notes (see Note 7, Long-Term Debt) totaled $303.0 million, based on the quoted market price for such notes as of that date.

(12) Commitments and Contingencies

Legal Matters

In June 2004, the Company acquired from E*Trade Access, Inc. (“E*Trade”) a portfolio of several thousand ATMs.  In connection with that acquisition, the Company assumed E*Trade’s position in a lawsuit in the United States District Court for the District of Massachusetts (the “Court”) wherein the Commonwealth of Massachusetts (the “Commonwealth”) and the National Federation of the Blind (the “NFB”) had sued E*Trade alleging that E*Trade had the obligation to make its ATMs accessible to blind patrons via voice guidance.  In June 2007, the Company, the Commonwealth, and the NFB entered into a class action settlement agreement (the “June 2007 Settlement Agreement”) regarding this matter.  The Court approved the Settlement Agreement in December 2007. In 2009, the Company requested a modification to the Settlement Agreement so as to permit it to complete the upgrading or replacement of approximately 2,200 non-voice-guided ATMs by June 30, 2010, with respect to that portion of the non-voice-guided ATMs located in the Commonwealth, and by December 31, 2010, with respect to that portion of the non-voice-guided ATMs located in other states.  The Commonwealth, the NFB, and the Company have reached an agreement on a proposed modification to the Settlement Agreement and have submitted a joint motion to the Court requesting its approval.  The material terms of the proposed modification include that the Company must: (i) ensure all Company-owned ATMs in the state of Massachusetts are voice-guided no later than June 30, 2010, which the Company has accomplished; (ii) ensure all of its Company-owned ATMs located anywhere but in 7-Eleven locations are voice-guided by December 31, 2010; (iii) ensure all of its ATMs located in 7-Eleven locations are voice-guided by March 31, 2011; (iv) affix Braille signage on all Company-owned ATMs; (v) distribute Braille signage to non-Company-owned voice-guided ATMs in its portfolio that have not previously been provided such signage by the Company;  (vi) keep the Company’s internet-based ATM Locator updated as to the location of the Company’s voice-guided ATMs; and (vii) ensure that all voice-guided ATMs in its portfolio have tactilely discernable controls, a headphone jack, and a voice script that enables the consumer to complete an ATM transaction.  Currently, the Company expects the proposed modification to the Settlement Agreement to be approved by both the class of plaintiffs indentified in the lawsuit and the Court within the next 120 days.  As the proposed settlement modification does not impact the Company’s obligations under the June 2007 Settlement Agreement but rather only the timing of fulfilling its obligations, the Company does not believe that the proposed settlement modification, if approved, will have a material impact on its financial condition or results of operations.

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

Regulatory Matters

Financial Regulatory Reform in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (i) call for the establishment of a new Bureau of Consumer Financial Protection, (ii) limit the activities that banking entities may engage in, and (iii) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act have yet to be finalized and will likely not be finalized for some time.  Accordingly, at this point, the Company does not believe that the regulations that are likely to arise from the Act will have a material impact on the Company’s operations.  However, based on the current language contained within the Act, it is uncertain whether the regulation of interchange fees for electronic debit transactions will apply to ATM cash withdrawal transactions.  If ATM cash withdrawal transactions were to fall under the proposed regulatory framework, and the related interchange fees were reduced from their current levels, such change would likely have a negative impact on the Company’s future revenues and operating profits.  Conversely, additional proposed regulations contained within the Act are aimed at providing merchants with additional flexibility in terms of allowing certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  Such a change could result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact the Company’s future revenues and operating profits (through increased transaction levels at the Company’s ATMs).

Change in Mexico Fee Structure.  In October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose and levy fees to consumers who use their ATMs.  These rules, which became effective in May 2010, require ATM operators to elect between receiving an interchange fee from the consumer’s card issuer or a surcharge fee from the consumer.  The Company’s majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee on the consumer rather than select the interchange fee-only option, and subsequently raised the level of its surcharge fees in order to recoup the interchange fees it is no longer receiving.  Because these changes were just recently enacted, the Company cannot be certain what impact such fee changes will have on the long-term withdrawal transaction levels in that market.  However, based on very early indications, withdrawal transaction levels in Mexico have declined by amounts greater than those originally anticipated.  If such initial transaction declines continue or worsen from their current levels, the additional surcharge fee amounts may not be sufficient to offset the lost interchange revenues, resulting in lower revenues and profitability per ATM in that market.

As a result of the above developments, the Company has decided to reduce the number of planned ATM deployments in Mexico for the remainder of 2010 in order to gauge the impact of the above rules on its ATM transaction levels and related profits.  If transaction levels continue to worsen, and if the Company is unsuccessful in its efforts to implement certain measures to mitigate the effects of such transaction declines, the Company’s overall profitability in that market will decline.  If such declines are significant, the Company may be required to record an impairment charge in future periods to write-down the carrying value of certain existing tangible and intangible assets associated with that operation.

Other Commitments

Asset Retirement Obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $25.3 million accrued for these liabilities as of June 30, 2010.  For additional information, see Note 8, Asset Retirement Obligations.

Other Contingencies

On or about February 8, 2010, the United States government arrested on a charge of conspiring to commit bank fraud the President and principal owner of Mount Vernon Money Center (“MVMC”), one of the Company’s third-party armored service providers in the Northeast United States.  On or about February 12, 2010, United States’ law enforcement personnel seized all vault cash in the possession of MVMC, and the U.S. District Court for the Southern District of New York (the “SDNY”) appointed a receiver (the “Receiver”) to, among other things, immediately take possession and control of all the assets and property of MVMC and affiliated entities.  As a result of these events, by on or about February 12, 2010, MVMC ceased substantially all of its operations.  Accordingly, the Company was required to convert over 1,000 ATMs that were being serviced by MVMC to another third-party armored service provider, resulting in a minor amount of downtime being experienced by those ATMs.  Further, based upon a federal indictment in the SDNY of MVMC’s President and of its Chief Operating Officer (the “Indictment”), it appears that all or some of the cash which was delivered to MVMC’s vaults for the sole purpose of loading such cash into the Company’s ATMs was misappropriated by MVMC.  The Company estimates that, immediately prior to the cessation of MVMC’s operations, the amount of vault cash that MVMC should have been holding for loading into the Company’s ATMs totaled approximately $16.2 million.

The Indictment alleges that the defendants defrauded multiple financial institutions and seeks the forfeiture to the United States government from the defendants in an amount of at least $75 million.  If the defendants are convicted and forfeiture directed, it is the belief of the Company that it is highly likely that the U.S. government will distribute forfeited assets it obtains to the victims. The Company intends to seek recovery from such forfeited assets.  Additionally, on May 27, 2010, MVMC, under the control of the Receiver, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  Accordingly, at this point, it is uncertain what amount, if any, may ultimately be made available to the Company from the vault cash seized by law enforcement authorities, other assets that may be forfeited to the United States government, other assets controlled by the Receiver or in the MVMC bankruptcy estate, or from other potential sources of recovery, including proceeds from any insurance policies held by MVMC and/or its owner.  Regardless, the Company currently believes that its existing insurance policies will cover any residual cash losses resulting from this incident, less related deductible payments.  Because the Company cannot reasonably estimate the amount of residual cash losses that may ultimately result from this incident at this point in time, no contingent loss has been reflected in the accompanying Consolidated Statements of Operations.  If new information comes to light and the recovery of any resulting cash losses is no longer deemed to be probable, the Company may be required to recognize such losses without a corresponding insurance receivable.

(13) Income Taxes

Income tax expense based on the Company’s income (loss) before income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Income tax expense	$1,952	$1,016	$3,391	$2,033
Effective tax rate	19.1%	28.1%	21.4%	(502.0)%

The Company has established valuation allowances for its net deferred tax asset positions in all of its jurisdictions as it currently believes it is more likely than not that such benefits will not be realized.  In addition, during each of the three and six month periods ended June 30, 2010, the Company increased its domestic valuation allowance by approximately $0.9 million and $1.8 million, respectively; and during each of the three and six month periods ended June 30, 2009, the Company increased its domestic valuation allowance by approximately $0.9 million and $1.9 million, respectively.  The recording of such valuation allowances, along with current state income tax amounts, resulted in the negative effective tax rate reflected above for the six month period ended June 30, 2009.

Although the Company continued to establish valuation allowances in all of its operating segments during the three and six month periods ended June 30, 2010, if the Company continues to generate substantial pre-tax operating profits, as it has during recent periods, its existing and future valuation allowances may no longer be necessary.  It should also be noted that as of December 31, 2009, the Company had approximately $38.0 million in federal net operating loss carryforwards that can be utilized to reduce the Company’s taxable income in future periods, subject to certain restrictions and limitations.  The anticipated utilization of a portion of such carryforwards has been factored into the income tax provision estimate reflected above for the three and six month periods ended June 30, 2010.

(14) Segment Information

As of June 30, 2010, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments.  The Company’s operations in Puerto Rico and the U.S. Virgin Islands are included in its United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

Management uses EBITDA to assess the operating results and effectiveness of its segments.  Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP.  In evaluating the Company’s performance as measured by EBITDA, management recognizes and considers the limitations of this measurement.  EBITDA does not reflect the Company’s obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA is only one of the measurements that management utilizes.  Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with U.S. GAAP.

Below is a reconciliation of EBITDA to net income (loss) attributable to controlling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
EBITDA	$32,140	$26,190	$59,693	$44,584
Depreciation and accretion expense	10,264	9,935	20,486	19,574
Amortization expense	3,765	4,504	7,744	9,031
Interest expense, net, including amortization of deferred financing costs and bond discounts	7,956	8,247	15,904	16,526
Income tax expense	1,952	1,016	3,391	2,033
Net income (loss) attributable to controlling interests	$8,203	$2,488	$12,168	$(2,580)

The following tables reflect certain financial information for each of the Company’s reporting segments for the three and six month periods ended June 30, 2010 and 2009.  All intercompany transactions between the Company’s reporting segments have been eliminated.

	For the Three Month Period Ended June 30, 2010
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$105,651	$20,343	$6,954	$—	$132,948
Intersegment revenues	775	—	—	(775)	—
Cost of revenues	70,045	14,901	5,557	(775)	89,728
Selling, general, and administrative expenses	8,648	1,207	417	—	10,272
Loss on disposal of assets	634	461	—	—	1,095

EBITDA	27,475	3,750	960	(45)	32,140

Depreciation and accretion expense	6,714	2,943	612	(5)	10,264
Amortization expense	3,336	424	5	—	3,765
Interest expense, net	6,900	805	251	—	7,956

Capital expenditures (1)	$8,507	$2,308	$2,134	$—	$12,949

	For the Three Month Period Ended June 30, 2009
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$102,270	$18,031	$4,347	$—	$124,648
Intersegment revenues	512	—	—	(512)	—
Cost of revenues	71,248	13,085	3,307	(512)	87,128
Selling, general, and administrative expenses (2)	9,050	1,268	266	—	10,584
Loss on disposal of assets	995	681	—	—	1,676

EBITDA	22,384	3,057	850	(101)	26,190

Depreciation and accretion expense	6,768	2,727	445	(5)	9,935
Amortization expense	4,051	443	10	—	4,504
Interest expense, net	6,817	1,260	170	—	8,247

Capital expenditures (1)	$3,257	$2,106	$460	$—	$5,823

	For the Six Month Period Ended June 30, 2010
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$207,560	$38,964	$14,200	$—	$260,724
Intersegment revenues	1,453	—	—	(1,453)	—
Cost of revenues	139,194	29,252	10,807	(1,453)	177,800
Selling, general, and administrative expenses (2)	17,923	2,512	980	—	21,415
Loss (gain) on disposal of assets	795	684	(7)	—	1,472

EBITDA	51,127	6,463	2,413	(310)	59,693

Depreciation and accretion expense	13,340	5,886	1,270	(10)	20,486
Amortization expense	6,665	1,067	12	—	7,744
Interest expense, net	13,475	1,932	497	—	15,904

Capital expenditures (1)	$14,508	$4,559	$2,487	$—	$21,554

	For the Six Month Period Ended June 30, 2009
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$199,037	$32,808	$8,148	$—	$239,993
Intersegment revenues	886	—	—	(886)	—
Cost of revenues	142,030	23,792	6,235	(886)	171,171
Selling, general, and administrative expenses (2)	18,686	2,285	468	—	21,439
Loss on disposal of assets	1,390	2,394	—	—	3,784

EBITDA	38,901	4,348	1,467	(132)	44,584

Depreciation and accretion expense	13,573	5,163	848	(10)	19,574
Amortization expense	8,170	842	19	—	9,031
Interest expense, net	13,739	2,476	311	—	16,526

Capital expenditures (1)	$6,312	$3,873	$614	$—	$10,799

____________
(1)
Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs, and capital expenditures financed by direct debt.  Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.

(2)
Selling, general, and administrative expenses for the three and six months ended June 30, 2010 includes $0.6 million and $0.7 million, respectively, of costs associated with the preparation and filing of a shelf registration statement and the completion of a secondary equity offering. Selling, general, and administrative expenses for the six month period ended June 30, 2009 includes $1.2 million in severance costs associated with the departure of the Company’s former Chief Executive Officer in March 2009.  These items negatively impacted the Company’s EBITDA during the periods.

Identifiable Assets:
	June 30, 2010	December 31, 2009
	(In thousands)
United States	$480,689	$450,410
United Kingdom	68,081	76,109
Mexico	19,041	17,235
Eliminations	(95,164)	(83,350)
Total	$472,647	$460,404

(15) New Accounting Pronouncements

Adopted

Subsequent Events. In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events, which amended FASB Accounting Standards Codification (“ASC”) 855, Subsequent Events.  Under this updated guidance, SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The ASU became effective immediately after it was issued, and except for the removal of the date, the adoption of ASU 2010-09 did not have any impact on the Company’s consolidated financial statements.

Disclosures about Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06, which amended ASC 820, Fair Value Measurements and Disclosures. This update added new requirements for disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and activity in Level 3 of the hierarchy.  Additionally, it clarified existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted the provisions of ASU 2010-06 on January 1, 2010, except for the disclosures about the activity in Level 3 fair value measurements, which is effective for the Company beginning January 1, 2011.  The Company’s adoption of ASU 2010-06 did not, and is not expected to, have a material impact on the Company’s consolidated financial position or results of operations.

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

(16) Supplemental Guarantor Financial Information

The Company’s $300.0 million of senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and six month periods ended June 30, 2010 and 2009 and the condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$106,426	$27,297	$(775)	$132,948
Operating costs and expenses	1,506	87,871	26,527	(780)	115,124
Operating (loss) income	(1,506)	18,555	770	5	17,824
Interest expense, net, including amortization of deferred financing costs and bond discounts	2,058	4,842	1,056	—	7,956
Equity in earnings of subsidiaries	(13,393)	—	—	13,393	—
Other expense (income), net	53	(429)	44		(332)
Income (loss) before income taxes	9,776	14,142	(330)	(13,388)	10,200
Income tax expense	1,533	419	—	—	1,952
Net income (loss)	8,243	13,723	(330)	(13,388)	8,248
Net income attributable to noncontrolling interests	—	—	—	45	45
Net income (loss) attributable to controlling interests and available to common stockholders	$8,243	$13,723	$(330)	$(13,433)	$8,203

	Three Months Ended June 30, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$102,782	$22,378	$(512)	$124,648
Operating costs and expenses	1,156	90,956	22,232	(517)	113,827
Operating (loss) income	(1,156)	11,826	146	5	10,821
Interest expense, net, including amortization of deferred financing costs and bond discounts	812	6,005	1,430	—	8,247
Equity in earnings of subsidiaries	(5,483)	—	—	5,483	—
Other income, net	(24)	(882)	(135)	—	(1,041)
Income (loss) before income taxes	3,539	6,703	(1,149)	(5,478)	3,615
Income tax expense	945	71	—	—	1,016
Net income (loss)	2,594	6,632	(1,149)	(5,478)	2,599
Net income attributable to noncontrolling interests	—	—	—	111	111
Net income (loss) attributable to controlling interests and available to common stockholders	$2,594	$6,632	$(1,149)	$(5,589)	$2,488

	Six Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$209,013	$53,164	$(1,453)	$260,724
Operating costs and expenses	3,049	174,868	52,463	(1,463)	228,917
Operating (loss) income	(3,049)	34,145	701	10	31,807
Interest expense, net, including amortization of deferred financing costs and bond discounts	3,837	9,638	2,429	—	15,904
Equity in earnings of subsidiaries	(22,420)	—	—	22,420	—
Other expense (income), net	433	(459)	60	—	34
Income (loss) before income taxes	15,101	24,966	(1,788)	(22,410)	15,869
Income tax expense	2,633	758	—	—	3,391
Net income (loss)	12,468	24,208	(1,788)	(22,410)	12,478
Net income attributable to noncontrolling interests	—	—	—	310	310
Net income (loss) attributable to controlling interests and available to common stockholders	$12,468	$24,208	$(1,788)	$(22,720)	$12,168

Condensed Consolidating Statements of Operations – continued

	Six Months Ended June 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$199,923	$40,956	$(886)	$239,993
Operating costs and expenses	2,289	181,560	42,046	(896)	224,999
Operating (loss) income	(2,289)	18,363	(1,090)	10	14,994
Interest expense, net, including amortization of deferred financing costs and bond discounts	1,308	12,431	2,787	—	16,526
Equity in earnings of subsidiaries	(2,849)	—	—	2,849	—
Other income, net	(191)	(904)	(32)	—	(1,127)
(Loss) income before income taxes	(557)	6,836	(3,845)	(2,839)	(405)
Income tax expense	1,891	142	—	—	2,033
Net (loss) income	(2,448)	6,694	(3,845)	(2,839)	(2,438)
Net income attributable to noncontrolling interests	—	—	—	142	142
Net (loss) income attributable to controlling interests and available to common stockholders	$(2,448)	$6,694	$(3,845)	$(2,981)	$(2,580)

Condensed Consolidating Balance Sheets

	As of June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$3,780	$34,828	$1,481	$—	$40,089
Accounts and notes receivable, net	33,438	16,508	3,596	(33,533)	20,009
Other current assets	336	8,112	7,161	(6)	15,603
Total current assets	37,554	59,448	12,238	(33,539)	75,701
Property and equipment, net	—	90,689	57,857	(143)	148,403
Intangible assets, net	5,615	66,776	7,486	—	79,877
Goodwill	—	150,461	13,660	—	164,121
Investments in subsidiaries	(10,850)	—	—	10,850	—
Intercompany receivable (payable)	292,609	20,689	(5,384)	(307,914)	—
Prepaid expenses, deferred costs, and other assets	—	3,280	1,265	—	4,545
Total assets	$324,928	$391,343	$87,122	$(330,746)	$472,647
Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,481	$—	$2,481
Current portion of other long-term liabilities	—	21,007	3,592	—	24,599
Accounts payable and accrued liabilities	16,631	71,776	19,062	(33,534)	73,935
Total current liabilities	16,631	92,783	25,135	(33,534)	101,015
Long-term debt, net of related discounts	297,567	—	6,993	—	304,560
Intercompany payable	—	205,216	102,350	(307,566)	—
Deferred tax liability, net	12,861	1,326	28	—	14,215
Asset retirement obligations	—	15,355	9,986	—	25,341
Other long-term liabilities	—	26,944	2,703	—	29,647
Total liabilities	327,059	341,624	147,195	(341,100)	474,778
Stockholders’ (deficit) equity	(2,131)	49,719	(60,073)	10,354	(2,131)
Total liabilities and stockholders’ (deficit) equity	$324,928	$391,343	$87,122	$(330,746)	$472,647

Condensed Consolidating Balance Sheets – continued

	As of December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$40	$8,400	$2,009	$—	$10,449
Accounts and notes receivable, net	38,261	23,846	3,980	(38,387)	27,700
Other current assets	80	8,218	6,627	(6)	14,919
Total current assets	38,381	40,464	12,616	(38,393)	53,068
Property and equipment, net	—	86,975	60,527	(154)	147,348
Intangible assets, net	6,467	73,390	9,179	—	89,036
Goodwill	—	150,461	14,705	—	165,166
Investments in subsidiaries	(30,887)	—	—	30,887	—
Intercompany receivable (payable)	306,786	11,681	(6,015)	(312,452)	—
Prepaid expenses, deferred costs, and other assets	—	3,454	2,332	—	5,786
Total assets	$320,747	$366,425	$93,344	$(320,112)	$460,404
Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,122	$—	$2,122
Capital lease obligations	—	235	—	—	235
Current portion of other long-term liabilities	—	23,217	2,830	—	26,047
Accounts payable and accrued liabilities	13,825	77,829	20,341	(38,387)	73,608
Total current liabilities	13,825	101,281	25,293	(38,387)	102,012
Long-term debt, net of related discounts	297,242	—	7,688	—	304,930
Intercompany payable	—	205,215	106,889	(312,104)	—
Deferred tax liability, net	10,970	1,326	(46)	—	12,250
Asset retirement obligations	—	14,405	9,598	—	24,003
Other long-term liabilities	—	16,931	1,568	—	18,499
Total liabilities	322,037	339,158	150,990	(350,491)	461,694
Stockholders’ (deficit) equity	(1,290)	27,267	(57,646)	30,379	(1,290)
Total liabilities and stockholders’ (deficit) equity	$320,747	$366,425	$93,344	$(320,112)	$460,404

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$4,829	$41,171	$6,601	$—	$52,601
Additions to property and equipment	—	(14,363)	(6,420)	—	(20,783)
Payments for exclusive license agreements and site acquisition costs	—	(145)	(84)	—	(229)
Net cash used in investing activities	—	(14,508)	(6,504)	—	(21,012)
Repayments of long-term debt and capital leases	—	(235)	(1,042)		(1,277)
Proceeds from exercises of stock options	301	—	—	—	301
Repurchase of capital stock	(1,390)	—	—	—	(1,390)
Net cash used in financing activities	(1,089)	(235)	(1,042)	—	(2,366)
Effect of exchange rate changes on cash	—	—	417	—	417
Net increase (decrease) in cash and cash equivalents	3,740	26,428	(528)	—	29,640
Cash and cash equivalents as of beginning of period	40	8,400	2,009	—	10,449
Cash and cash equivalents as of end of period	$3,780	$34,828	$1,481	$—	$40,089

Condensed Consolidating Statements of Cash Flows – continued

	Six Months Ended June 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(10,100)	$36,437	$6,368	$—	$32,705
Additions to property and equipment	—	(6,256)	(4,456)	—	(10,712)
Payments for exclusive license agreements and site acquisition costs	—	(56)	(31)	—	(87)
Net cash used in investing activities	—	(6,312)	(4,487)	—	(10,799)
Proceeds from issuance of long-term debt	26,500	12,500	2,312	(13,500)	27,812
Repayments of long-term debt and capital leases	(45,500)	(43,517)	(599)	43,130	(46,486)
Issuance of long-term notes receivable	(13,500)	—	—	13,500	—
Payments received on long-term notes receivable	43,130	—	—	(43,130)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(142)	—	(142)
Payments received on subscriptions receivable	34	—	—	—	34
Debt issuance and modification costs	(458)	—	—	—	(458)
Repurchase of capital stock	(92)	—	—	—	(92)
Net cash provided by (used in) financing activities	10,114	(31,017)	1,571	—	(19,332)
Effect of exchange rate changes on cash	—	—	494	—	494
Net increase (decrease) in cash and cash equivalents	14	(892)	3,946	—	3,068
Cash and cash equivalents as of beginning of period	20	3,165	239	—	3,424
Cash and cash equivalents as of end of period	$34	$2,273	$4,185	$—	$6,492

(17) Subsequent Events

Execution of New Credit Agreement

On July 15, 2010, the Company entered into a new $175.0 million revolving credit agreement.  Under the terms of the agreement, outstanding borrowings will bear interest at either the London Interbank Offered Rate (“LIBOR”) or base rate, at the Company’s election, plus an applicable margin, based on the Company’s “Total Leverage Ratio,” as defined in the agreement.  The facility, which includes a $15.0 million swing line facility, a $60.0 million foreign currency sub-limit, and a $20.0 million letter of credit sub-limit, provides for $175.0 million in borrowings and letters of credit, but also contains a feature that allows the Company to expand the facility up to an amount of $250.0 million, subject to the availability of additional bank commitments.  The initial termination date of the facility is February 2013; however, such date can be extended to July 2015 in the event the Company’s existing senior subordinated notes are no longer outstanding or have been refinanced with a maturity date later than December 2015.

 The credit agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events.   Financial covenants in the facility require the Company to maintain:

•
A ratio of (i) the sum of (a) Consolidated Funded Indebtedness (as defined in the agreement) as of such date minus (b) subordinated indebtedness as of such date to (ii) Consolidated Adjusted Pro Forma EBITDA (as defined in the agreement) for the four quarter period then ended (the “Senior Leverage Ratio”) of no more than 2.25 to 1.00;

•	A Total Leverage Ratio of no more than 4.00 to 1.00; and
•
A ratio of (a) the sum of (i) Consolidated Adjusted Pro Forma EBITDA for the four quarter period then ended, minus (ii) capital expenditures of the Company and the restricted subsidiaries for such period, minus (iii) dividends and distributions in respect of its equity interests paid by the Company and the restricted subsidiaries during such period (excluding any such dividends and distributions paid to an obligor or restricted subsidiary), minus (iv) consideration paid by the Company for repurchase or redemption of its equity interests held by its employees, directors and officers during such period in excess of $5.0 million minus (v) consideration paid by the Company for repurchase or redemption of its equity interests held by other persons during such period in excess of $10.0 million, minus (vi) cash taxes paid by the Company and the restricted subsidiaries during such period, to (b) cash interest expense (the “Fixed Charge Coverage Ratio”) of at least 1.50 to 1.00.

In addition to the above financial covenants, the credit agreement also contains various customary restrictive covenants, subject to certain exceptions that prohibit the Company from, among other things, incurring additional indebtedness or guarantees, creating liens or other encumbrances on property or granting negative pledges, entering into a merger or similar transaction, selling or transferring certain property, making certain restricted payments and entering into transactions with affiliates.

The failure to comply with the covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the agreement.  Other events of default under the agreement include, among other things, (i) the failure to timely pay principal, interest, fees or other amounts due and owing, (ii) the inaccuracy of representations or warranties in any material respect, (iii) the occurrence of certain bankruptcy or insolvency events, (iv) loss of lien perfection or priority and (v) the occurrence of a change in control.  The occurrence and continuance of an event of default could result in, among other things, termination of the lenders’ commitments and acceleration of all amounts outstanding.  The Company’s obligations under the credit agreement are guaranteed by certain of the Company’s existing and future domestic subsidiaries, subject to certain limitations.  In addition, the Company’s obligations under the agreement, subject to certain exceptions, are secured on a first-priority basis by liens on substantially all of the tangible and intangible assets of the Company and the guarantors.

Termination of Previous Credit Facility

Concurrent with entering into its new revolving credit facility, the Company terminated its previous $175.0 million credit facility.  No material termination fees or penalties were incurred by the Company in connection with the termination of the previously-existing credit facility, which was due to mature in May 2012.  However, the Company does expect to record a $0.4 million pre-tax charge during the third quarter of 2010 to write-off certain deferred financing costs associated with the previous revolving credit facility.

Issuance of Notice of Redemption of $100.0 million Senior Subordinated Notes – Series B

 In July 2010, the Company issued a “Notice of Redemption” for its Series B Notes.  The call notice, which was issued on July 21, 2010, provides holders with a 30-day notice that the Series B Notes will be redeemed on August 20, 2010, at a redemption price of 102.313% of the principal amount, plus accrued but unpaid interest through August 20.  The redemption of the Series B Notes will be funded with approximately $30.0 million of available cash on hand and approximately $70.0 million of borrowings under the Company’s recently-executed revolving credit facility (discussed above).  In connection with the redemption, the Company expects to record a $3.2 million pre-tax charge during the third quarter of 2010 to write-off the remaining unamortized discount and deferred financing costs associated with the Series B Notes, which will result in an increase in the Company’s amortization of deferred financing costs and bond discounts during the period.  In addition, the Company expects to recognize a $2.3 million pre-tax charge during the third quarter related to the anticipated call premium.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we currently anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our financial outlook and the financial outlook of the ATM industry;
•	our ability to respond to recent and future regulatory changes that may impact the ATM and financial services industries;
•	our ability to respond to potential reductions in the amount of interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs;
•	our ability to provide new ATM solutions to financial institutions;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers;
•	the implementation of our corporate strategy;
•	our ability to compete successfully with new and existing competitors;
•	our ability to renew and strengthen our existing customer relationships and add new customers;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	our ability to pursue and successfully integrate acquisitions;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to prevent security breaches;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	changes in interest rates and foreign currency rates; and
•	the additional risks we are exposed to in our armored transport business.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A. Risk Factors and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”), (3) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, (4) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (5) other announcements we make from time to time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. owns the world’s largest non-bank network of automated teller machines (“ATM”) and multi-function financial services kiosks.  As of June 30, 2010, our network included over 33,700 devices throughout the United States (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom, and Mexico, primarily within national and regional merchant locations.  Included within this number are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers.

More recently, we have started offering a managed services solution.  Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining, as well as potentially owning, their ATM fleets.  Under these types of arrangements, we will typically receive a fixed monthly management fee in return for providing certain services, including monitoring, maintenance, cash management, customer service, and transaction processing services.  Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties.  For a more detailed discussion of our operations and the manners in which we derive revenues, please refer to our 2009 Form 10-K.

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

During the three and six month periods ended June 30, 2010, we saw a continuation of many of the same positive operating trends outlined above.  For the remainder of 2010, we plan to continue maximizing the value of our existing network while looking for opportunities to selectively expand that network within our existing geographic segments.  In particular, we hope to increase our future revenues by focusing on the following:

•	Deploying additional ATMs within our existing retail merchant partner locations and implementing selective surcharge rate (or “convenience fee”) increases;
•	Adding new retail merchant partners to our portfolio of existing retail locations;
•
Driving incremental transactions to our devices through the continued expansion of our existing bank and Allpoint network branding offerings, as well as through other initiatives that we expect to undertake in the near future;

•	Continuing to expand the number of issuing financial institutions that participate in Allpoint;
•	Providing ATM management services (generally on a fixed-fee basis) for fleets of ATMs of financial institutions and large retailers; and
•	Selectively expanding our existing ATM estates within the United Kingdom and Mexico, while also considering additional market entries outside of the United States.

In addition to the above, we plan to continue to invest in our technology and infrastructure so that we can offer additional services to financial institutions and retailers, while at the same time, focusing on optimizing the efficiency of our existing platform to ensure that we remain one of the lowest cost and highest quality service providers within the industry.

Recent Events

Withdrawal Transaction and Revenue Trends – United States.  For the six month period ended June 30, 2010, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 2.6% when compared to the prior year.  For the three month period ended June 30, 2010, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 2.2%.  We define same-store ATMs as all ATMs that were continuously transacting for the trailing 13-month period to ensure the exclusion of any new growth or mid-month installations.

The year-over-year same-store withdrawal transaction increases noted above were primarily due to two key factors: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings, and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and other benefit-related payments.  With respect to the latter, the increase in the number of stored-value cards in circulation has served to increase our potential customer base, as these stored-value cards are capable of being used in ATMs, and many of the individuals to whom the cards have been issued are traditionally unbanked or underbanked and have not historically been able to utilize ATMs.  We expect to continue to see an increase in the number of stored-value cards in the future, which we believe will result in an increase in the number of cash withdrawal transactions being conducted on our domestic ATMs.

For the three and six month periods ended June 30, 2010, total transactions conducted on our domestic ATMs decreased slightly when compared to the same periods in prior year due to a decrease in surcharge transactions.  Such decrease was primarily due to a loss of a major merchant customer during the fourth quarter of 2009 and planned surcharge rate increases that were implemented in certain retail partner locations during the latter half of 2009 and the first half of 2010.  Although these surcharge rate increases resulted in a decrease in surcharge transaction counts, due to the incremental revenue earned on each transaction, surcharge revenues actually increased during both periods.

As our surcharge-free offerings continue to grow in the United States, so do the interchange revenues we earn from the networks and card-issuing financial institutions whose customers utilize our ATMs.  The interchange rates paid to independent ATM deployers, such as ourselves, are set by the various EFT networks over which the underlying transactions are routed.  Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks.  For example, during April 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network.  As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by these networks.  Such rate change is currently expected to reduce our ATM operating gross profits by approximately $1.9 million over the remainder of 2010.  Furthermore, if additional financial institutions move to take advantage of this lower pricing, or if additional networks reduce the interchange rates they currently pay to ATM deployers, our future revenues and gross profits would be negatively impacted.  For additional details on this rate change and other risks associated with interchange revenues, see Part II, Item 1A. Risk Factors – Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Withdrawal Transaction and Revenue Trends – United Kingdom.  For the six month period ended June 30, 2010, total same-store cash withdrawal transactions conducted on our United Kingdom ATMs increased by 3.6% relative to the prior year.  For the three month period ended June 30, 2010, total same-store cash withdrawal transactions conducted on our United Kingdom ATMs increased by 3.8%.

The increases noted above are due to the continued shift in the mix of ATMs in the United Kingdom (i.e., less pay-to-use ATMs and more surcharge-free, or “free-to-use” ATMs).  While the number of free-to-use ATMs within our portfolio increased significantly when compared to the prior year, our pay-to-use ATMs in that market continued to show year-over-year transaction declines, partially offsetting the year-over-year transaction gains that were generated by our free-to-use machines.  As a result of this trend, most of our recent ATM installations in the United Kingdom have been, and will likely continue to be, free-to-use locations.

Although we earn less revenue per cash withdrawal transaction in a free-to-use location, the higher transactions from our free-to-use locations are expected to generate interchange revenues that are sufficient to offset the anticipated decline in surcharge revenues in 2010 resulting from the negative pay-to-use transaction trends noted above.  However, interchange rates, which are set by LINK, the United Kingdom’s primary ATM debit network, are expected to decline beginning in 2011 as a result of declining interest rates during the past two years.  If these interchange rate declines occur, the interchange revenues generated by our free-to-use ATMs subsequent to 2010 may be negatively impacted.  For additional details on the potential change in interchange rates in the United Kingdom beginning in 2011 and other risks associated with interchange revenues, see Part II, Item 1A. Risk Factors – Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Financial Regulatory Reform in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (i) call for the establishment of a new Bureau of Consumer Financial Protection, (ii) limit the activities that banking entities may engage in, and (iii) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act have yet to be finalized and will likely not be finalized for some time.  Accordingly, at this point, we do not believe that the regulations that are likely to arise from the Act will have a material impact on our operations.  However, based on the current language contained within the Act, it is uncertain whether the regulation of interchange fees for electronic debit transactions will apply to ATM cash withdrawal transactions.  If ATM cash withdrawal transactions were to fall under the proposed regulatory framework, and the related interchange fees were reduced from their current levels, such change would likely have a negative impact on our future revenues and operating profits.  Conversely, additional proposed regulations contained within the Act are aimed at providing merchants with additional flexibility in terms of allowing certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  Such a change would likely result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact our future revenues and operating profits (through increased transaction levels at our ATMs).

Change in Mexico Fee Structure.  In October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose and levy fees to consumers who use their ATMs.  These rules, which became effective in May 2010, require ATM operators to elect between receiving an interchange fee from the consumer’s card issuer or a surcharge fee from the consumer.  Our majority-owned subsidiary, Cardtronics Mexico, S.A. de C.V. ("Cardtronics Mexico"), elected to assess a surcharge fee on the consumer rather than select the interchange fee-only option, and subsequently raised the level of its surcharge fees in order to recoup the interchange fees it is no longer receiving.  Because these changes were just recently enacted, we cannot be certain what impact such rate changes will have on the long-term withdrawal transaction levels in that market.  However, based on very early indications, withdrawal transaction levels in Mexico have declined by amounts greater than those originally anticipated.  If such initial transaction declines continue or worsen from their current levels, the additional surcharge fee amounts may not be sufficient to offset the lost interchange revenues, resulting in lower revenues and profitability per ATM in that market.

As a result of the above developments, we have decided to reduce the number of planned ATM deployments in Mexico for the remainder of 2010 in order to gauge the impact of the above rules on our ATM transaction levels and related profits.  If transaction levels continue to worsen, and if we are unsuccessful in its efforts to implement certain measures to mitigate the effects of such transaction declines, our overall profitability in that market will decline.  If such declines are significant, we may be required to record an impairment charge in future periods to write-down the carrying value of certain existing tangible and intangible assets associated with that operation.

Revolving Credit Facilities. In July, we entered into a new $175.0 million revolving credit facility.  The new facility, which is led by a syndicate of banks including JPMorgan Chase and Bank of America, provides us with access to $175.0 million in borrowings and letters of credit (subject to the covenants contained within the facility) and has an initial termination date of February 2013; however, this date can be extended to July 2015 in the event our existing 9.25% senior subordinated notes are no longer outstanding or have been refinanced with a maturity date later than December 2015. Additionally, the credit facility contains a feature that allows us to expand the facility up to $250.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants.

Concurrent with the execution of the agreement governing our new revolving credit facility (discussed above) we terminated our previous credit facility of the same amount.  We did not incur any material termination fees or penalties in connection with the termination of the previously-existing credit facility, which was due to mature in May 2012.  However, we expect to record a $0.4 million pre-tax charge during the third quarter of 2010 to write-off certain deferred financing costs associated with the previous revolving credit facility.

For additional information on these transactions, see Item 1, Notes to Consolidated Financial Statements, Note 17, Subsequent Events.

Notice of Redemption of $100.0 Million 9.25% Senior Subordinated Notes – Series B.  In July 2010, we issued a “Notice of Redemption” for our $100.0 million 9.25% senior subordinated notes – Series B due in 2013 (the “Series B Notes”).  The call notice, which was issued on July 21, 2010, provides holders with a 30-day notice that the Series B Notes will be redeemed on August 20, 2010, at a redemption price of 102.313% of the principal amount, plus accrued but unpaid interest through August 20.  The redemption will be funded with approximately $30.0 million of available cash on hand and approximately $70.0 million of borrowings under our recently-executed credit facility (discussed above).  We expect that the redemption of the Series B Notes combined with the execution of our new credit facility will enhance our financial flexibility by reducing our overall leverage and interest expense amounts.  Based on the current interest rate environment, we expect that our annual cash interest expense savings will be roughly $8.0 million.  However, during the third quarter of 2010, we expect to record a $3.2 million pre-tax charge to write-off the remaining unamortized discount and deferred financing costs associated with the Series B Notes, which will result in an increase in our amortization of deferred financing costs and bond discounts during the period.  In addition, we expect to recognize a $2.3 million pre-tax charge during the third quarter related to the anticipated call premium.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated.  Percentages may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
ATM operating revenues	98.2%	97.4%	98.3%	97.9%
ATM product sales and other revenues	1.8	2.6	1.7	2.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization shown separately below) (1)	65.8	67.4	66.5	69.3
Cost of ATM product sales and other revenues	1.7	2.5	1.7	2.1
Total cost of revenues	67.5	69.9	68.2	71.3
Gross profit	32.5	30.1	31.8	28.7
Operating expenses:
Selling, general, and administrative expenses (2)	7.7	8.5	8.2	8.9
Depreciation and accretion expense	7.7	8.0	7.9	8.2
Amortization expense	2.8	3.6	3.0	3.8
Loss on disposal of assets	0.8	1.3	0.6	1.6
Total operating expenses	19.1	21.4	19.6	22.4
Income from operations	13.4	8.7	12.2	6.2
Other expense (income):
Interest expense, net	5.5	6.1	5.6	6.4
Amortization of deferred financing costs and bond discounts	0.5	0.5	0.5	0.5
Other (income) expense	(0.2)	(0.8)	0.0	(0.5)
Total other expense	5.7	5.8	6.1	6.4
Income (loss) before income taxes	7.7	2.9	6.1	(0.2)
Income tax expense	1.5	0.8	1.3	0.8
Net income (loss)	6.2	2.1	4.8	(1.0)
Net income attributable to noncontrolling interests	0.0	0.1	0.1	0.1
Net income (loss) attributable to controlling interests and available to common stockholders	6.2%	2.0%	4.7%	(1.1)%
________________
(1)
Excludes effects of depreciation, accretion, and amortization expense of $12.1 million and $12.7 million for the three month periods ended June 30, 2010 and 2009, respectively, and $24.4 million and $25.3 million for the six month periods ended June 30, 2010 and 2009, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.1% and 10.2% for the three month periods ended June 30, 2010 and 2009, respectively, and by 9.4% and 10.5% for the six month periods ended June 30, 2010 and 2009, respectively.

(2)
The three and six month periods ended June 30, 2010 includes $0.6 million and $0.7 million, respectively, of costs associated with the preparation and filing of a shelf registration statement and the completion of a secondary equity offering, and approximately $0.4 million and $0.8 million, respectively, in incremental stock-based compensation expense (when compared to the same period in the prior year).  The six month period ended June 30, 2009 includes the effect of $1.2 million in severance costs associated with the departure of our former Chief Executive Officer in March 2009.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Average number of transacting ATMs:
United States: Company-owned	18,257	18,183	18,194	18,207
United States: Merchant-owned	9,944	10,130	9,933	10,141
United Kingdom	2,795	2,572	2,754	2,554
Mexico	2,881	2,117	2,803	2,106
Total average number of transacting ATMs	33,877	33,002	33,684	33,008

Total transactions (in thousands)	105,393	96,482	202,036	185,853
Total cash withdrawal transactions (in thousands)	65,545	62,047	126,429	119,611
Average monthly cash withdrawal transactions per average transacting ATM	645	627	626	604

Per ATM per month:
ATM operating revenues	$1,285	$1,226	$1,268	$1,186
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (1)	860	848	858	839
ATM operating gross profit (1) (2)	$425	$378	$410	$347

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	33.0%	30.8%	32.4%	29.3%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	23.8%	20.3%	22.9%	18.5%
____________

(1)
Excludes effects of depreciation, accretion, and amortization expense of $12.1 million and $12.7 million for the three month periods ended June 30, 2010 and 2009, respectively, and $24.4 million and $25.3 million for the six month periods ended June 30, 2010 and 2009, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $119 and $129 for the three month periods ended June 30, 2010 and 2009, respectively, and by $121 and $128 for the six month periods ended June 30, 2010 and 2009, respectively.

(2)
ATM operating gross profit is a measure of profitability that uses only the revenues and expenses that relate to operating the ATMs in our portfolio. Revenues and expenses from ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$130,560	$121,362	7.6%	$256,247	$234,942	9.1%
ATM product sales and other revenues	2,388	3,286	(27.3)%	4,477	5,051	(11.4)%
Total revenues	$132,948	$124,648	6.7%	$260,724	$239,993	8.6%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

ATM operating revenues. ATM operating revenues generated during the three month periods ended June 30, 2010 increased $9.2 million from the three months ended June 30, 2009. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended June 30, 2009 to Three Months Ended June 30, 2010
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$436	$(956)	$3,088	$2,568
Interchange revenues	(589)	3,258	(533)	2,136
Bank branding and surcharge-free network revenues	3,905	—	—	3,905
Other revenues	359	—	230	589
Total increase in ATM operating revenues	$4,111	$2,302	$2,785	$9,198

United States.  During the three month period ended June 30, 2010, our United States operations experienced a $4.1 million, or 4%, increase in ATM operating revenues compared to the same period in 2009.  The majority of this increase was due to the continued growth of participating banks and other financial institutions in our bank branding programs and our Allpoint surcharge-free network, which resulted in a 24% increase in those related revenues.  Additionally, the increased level of participation in these programs positively impacted our interchange revenues due to the increase in the total number of withdrawal transactions conducted on our branded ATMs and routed through our Allpoint network; however, the impact of these incremental transactions on our interchange revenues was more than offset by the reduced interchange rates paid by one of the global EFT networks, as discussed above in Recent Events - Withdrawal Transaction and Revenue Trends – United States, and the impact of the loss of a significant merchant customer in the fourth quarter of 2009.  Also contributing to the decrease in interchange revenues was the planned surcharge rate increases that were implemented in certain retail partner locations during the latter half of 2009 and the first half of 2010.  Although these surcharge rate increases resulted in an increase in surcharge revenues, the rate increases somewhat negatively impacted the level of surcharge transactions conducted on our machines, contributing to the decrease in interchange revenues earned during the period.  Finally, the expansion of our surcharge-free programs, which allow participants’ cardholders to make surcharge-free cash withdrawals at our ATMs, and a decline in our merchant-owned account base further contributed to the decline in the number of surcharge transactions conducted on our machines, which partially offset the impact of the surcharge rate increases.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United States operations, see Recent Events - Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom.  Our United Kingdom operations experienced a $2.3 million, or 13%, increase in ATM operating revenues for the three month period ended June 30, 2010, when compared to the same period in 2009, due primarily to a 43% increase in the total number of transactions conducted on our ATMs in that market.  The increased level of transactions was primarily attributable to two factors:  (1) a 9% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2009 and the first half of 2010 at locations of new and existing customers, and (2) a 79% increase in cash withdrawal transactions conducted on our free-to-use ATMs.  The installation of free-to-use ATMs in a majority of the new locations, combined with a decrease in our pay-to-use ATMs, decreased the surcharge revenues generated by our United Kingdom operations.  However, such lost surcharge fees were more than offset by an increase in interchange revenues.  Excluding the unfavorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $3.1 million, or 17%, when compared to the same period in 2009.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United Kingdom operations, see Recent Events - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Mexico.  The $2.8 million, or 74%, increase in ATM operating revenues generated by our Mexico operations during the three month period ended June 30, 2010, was in part the result of a 36% increase in the average number of transacting ATMs associated with these operations.  The new ATMs, many of which were installed during the fourth quarter of 2009 and the first quarter of 2010, contributed to a 28% increase in total transactions during the period as compared to the same period in 2009.  Also contributing to the year-over-year increase in ATM operating revenues was increased revenues per transaction from our ATMs deployed in resort locations during 2010.  Although these ATMs positively contributed to our results during the three month period ended June 30, 2010, as a result of higher transaction volumes and higher convenience fees, we cannot be certain that this trend will continue.  Finally, foreign currency exchange rate movements between the two periods favorably impacted the revenues earned by our Mexico business during the three month period ended June 30, 2010, contributing approximately 10% of the total increase.

Also impacting our results for the period were the new ATM fee rules adopted by the Central Bank of Mexico, which went into effect in May 2010 and negatively impacted our results for the three month period ended June 30, 2010.  These rules require ATM operators to choose between receiving surcharge fees or interchange fees for transactions conducted on their machines.  In response to the new rules, we elected to increase the surcharge rates charged at our ATMs beginning in May 2010 to compensate for the lost interchange revenues associated with such decision.  Although it is still very early on in the transition phase for the new rules, it appears that surcharge transaction levels (subsequent to the new rules going into effect) declined by amounts greater than those originally anticipated.  If this trend continues, the additional surcharge fee amounts charged per transaction may not be sufficient to offset the lost interchange revenues, resulting in lower ATM operating revenues and profits in Mexico.  As a result of these recent developments, we have decided to reduce the number of planned ATM deployments in Mexico for the remainder of 2010 in order to gauge the impact of the above rules on our ATM transaction levels and related profits.  Accordingly, the year-over-year revenue growth rates for the remainder of 2010 in Mexico will likely be lower than those seen during the first half of 2010.  For additional information on these new rules, see Recent Events – Change in Mexico Fee Structure above.

ATM product sales and other revenues.  ATM product sales and other revenues for the three month period ended June 30, 2010 were 27.3% lower than those generated during the same period in 2009 primarily due to lower equipment and value-added reseller (“VAR”) program sales in the United States.  Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer.  The reduced sales levels during the most recent quarter were the result of manufacturing and shipment delays experienced from overseas suppliers, and we currently anticipate that such delays will continue to negatively impact our results for the remainder of the year.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

ATM operating revenues. ATM operating revenues generated during the six month period ended June 30, 2010 increased $21.3 million from the six month period ended June 30, 2009. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Six Months Ended June 30, 2009 to Six Months Ended June 30, 2010
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$1,616	$(449)	$6,340	$7,507
Interchange revenues	(368)	6,551	(390)	5,793
Bank branding and surcharge-free network revenues	7,006	—	—	7,006
Other revenues	535	1	463	999
Total increase in ATM operating revenues	$8,789	$6,103	$6,413	$21,305

United States.  During the six month period ended June 30, 2010, our United States operations experienced an $8.8 million, or 5%, increase in ATM operating revenues compared to the same period in 2009.  This increase was primarily due to higher bank branding and surcharge-free network revenues attributable to increase participation in these programs by banks and other financial institutions.  Additionally, as was the case during the three months ended June 30, 2010, we generated increased surcharge revenues during the six months ended June 30, 2010 as a result of surcharge rate increases implemented at select merchant locations.

United Kingdom.  Our United Kingdom operations also contributed to the higher ATM operating revenues for the six month period ended June 30, 2010, increasing by $6.1 million, or 19%, from the first six months of 2009.  In contrast with the three month period, foreign currency exchange rate movements between the two six-month periods positively impacted our revenues.  Excluding the impact of foreign currency movements, the total increase in ATM operating revenues for the six months ended June 30, 2010 would have been $5.4 million, or 16%, compared to the same period in 2009.  This increase was primarily driven by an 8% increase in the average number of transacting ATMs in the United Kingdom, which resulted from additional ATM deployments made throughout 2009 and the first six months of 2010, and a 76% increase in withdrawal transactions on our free-to-use ATMs.

Mexico.  Also contributing to the higher ATM operating revenues were our Mexico operations, which experienced a $6.4 million, or 88%, increase in revenues during the six month period ended June 30, 2010 over the same period in 2009.  This increase was the result of a 33% increase in the average number of transacting ATMs associated with our Mexico operations, which contributed to a 23% increase in the number of total transactions conducted on our machines in that market during the six months ended June 30, 2010.  As was the case during the three months ended June 30, 2010, foreign currency exchange rate movements between the two periods favorably impacted the revenues earned by our Mexico business during the first six months of 2010, representing approximately 15% of the total increase.  Finally, as noted above, certain ATM fee rule changes enacted in Mexico in May 2010 are likely to have a negative impact on our ATM operating revenue for the remainder of 2010.  For additional information on these new rules, see Recent Events – Change in Mexico Fee Structure above.

ATM product sales and other revenues.  ATM product sales and other revenues for the six month period ended June 30, 2010 were lower than those generated during the same period in 2010 primarily due to lower equipment and VAR program sales in the second quarter of 2010, as discussed above for the three month period ended June 30, 2010.  This decrease was partially offset by increased equipment and VAR program sales in the first quarter of 2010 as a result of our recent expansion into Puerto Rico and into additional managed services arrangements.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$87,414	$83,975	4.1%	$173,293	$166,204	4.3%
Cost of ATM product sales and other revenues	2,314	3,153	(26.6)%	4,507	4,967	(9.3)%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$89,728	$87,128	3.0%	$177,800	$171,171	3.9%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three month period ended June 30, 2010 increased $3.4 million when compared to the same period in 2009.  Below is the detail, by segment, of changes in the various components of our cost of ATM operating revenues:

	Variance: Three Months Ended June 30, 2009 to Three Months Ended June 30, 2010
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$1,190	$914	$821	$2,925
Vault cash rental expense	518	576	142	1,236
Other costs of cash	(791)	173	990	372
Repairs and maintenance	(695)	(441)	(114)	(1,250)
Communications	(18)	93	124	199
Transaction processing	(653)	264	193	(196)
Stock-based compensation	(24)	—	—	(24)
Other expenses	(145)	247	75	177
Total (decrease) increase in cost of ATM operating revenues	$(618)	$1,826	$2,231	$3,439

United States.  During the three month period ended June 30, 2010, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $0.6 million when compared to the same period in 2009. The majority of this decrease was due to a decline in armored courier expense, which is included in the other costs of cash line item above, resulting from more favorable pricing terms in place with our armored service providers and fewer cash fills during the period as a result of our efforts to aggressively manage our costs.  Similarly, our primary domestic maintenance service agreements were renewed on more favorable terms in 2009; however, the benefits from the improved pricing terms during the three month period were somewhat offset by additional costs incurred to load certain software upgrades on a number of our ATMs.  Additionally, the transaction processing costs incurred during the period decreased due to the conversion of our ATMs located in 7-Eleven locations over to our EFT processing platform from a third-party processor.  Offsetting these decreases were higher merchant commissions, which resulted from the higher surcharge revenues earned during the quarter, and higher vault cash rental expense, which resulted from additional interest rate swap contracts entered into during the latter half of 2009 and the first half of 2010.

United Kingdom.  Our United Kingdom operations experienced an overall increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) during the most recent quarter.  The $1.8 million increase was due primarily to an 18% increase in merchant commissions during the period, which resulted from a 43% increase in total transactions during the three month period ended June 30, 2010, when compared to the same period a year ago.  This higher transaction level was primarily attributable to the 9% year-over-year increase in the number of average transacting ATMs associated with our UK operations.  Many of these new ATMs are high transacting, free-to-use ATMs that carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating.  Also contributing to the increased cost of ATM operating revenues was our vault cash rental expense, which increased 68% during the period as a result of certain interest rate swap transactions that we entered into during the latter half of 2009.  These interest rate swaps serve to fix the interest rate on a portion of the monthly vault cash rental fees we pay under our vault cash rental agreement in the United Kingdom.  Such fixed rates, which became effective in January 2010, are higher than current market interest rates, as the fixed rates under the swap contracts extend through the end of 2013, but serve to reduce our risk exposure in the event market rates rise over the next few years.  Additionally, the vault cash rental rates and cash management fees paid to our vault cash provider in the United Kingdom increased during the second half of 2009, which contributed to the year-over-year increase during the most recently completed quarter.

Partially offsetting the above increases was a decrease in maintenance expense during 2010 attributable to an adjustment made during the second quarter of 2009 to correct an error related to certain capitalized costs associated with previously-cancelled ATM sites that should have been expensed in prior periods.  Additionally, the foreign currency exchange rate movements between periods also partially offset the increases in cost of ATM operating revenues.  Excluding the impact of this favorable exchange rate movements, the increase in our cost of ATM operating revenues for the three months ended June 30, 2010 would have been $2.4 million higher than the same period last year.

Mexico.  The increased costs incurred by our Mexico operations during the three month period ended June 30, 2010 were attributable to a 36% increase in the average number of transacting ATMs, and a 28% increase in the total number of transactions conducted on these machines during the current period when compared to the same period in 2009.

Recently, we saw an increase in the number of incidents at certain of our Mexico ATMs located in towns along the U.S.–Mexico border that have resulted in vault cash losses.  Although the total amount of cash losses was immaterial during the three month period ended June 30, 2010, if the attacks continue or if the number of incidents continues to rise, we will be forced to record additional cash losses in future periods, the amount of which could be material and would negatively impact our costs of ATM operating revenues and gross margins.  In response to such incidents, we installed additional security measures during the three months ended June 30, 2010 to prevent these attacks in the future and to minimize the impact these losses have on our operating results.

Cost of ATM product sales and other revenues.  The 26.6% decrease in the cost of ATM product sales and other revenues during the three month period ended June 30, 2010 compared to the same period in 2009 was relatively consistent with the 27.3% decrease in ATM product sales and other revenues discussed above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the six month period ended June 30, 2010 increased $7.1 million from the same period in 2009.  Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues:

	Variance: Six Months Ended June 30, 2009 to Six Months Ended June 30, 2010
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$1,822	$1,877	$1,921	$5,620
Vault cash rental expense	897	1,186	345	2,428
Other costs of cash	(2,616)	1,340	1,775	499
Repairs and maintenance	(1,704)	(60)	(150)	(1,914)
Communications	(223)	179	242	198
Transaction processing	(909)	548	178	(183)
Stock-based compensation	(16)	—	—	(16)
Other expenses	(131)	403	185	457
Total (decrease) increase in cost of ATM operating revenues	$(2,880)	$5,473	$4,496	$7,089

United States.  During the six month period ended June 30, 2010, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $2.9 million when compared to the cost incurred during the same period in 2009. This decrease was primarily the result of lower armored courier expenses (included in other costs of cash) from the improved contracted rates and fewer cash fills. Further contributing to the decrease was lower repairs and maintenance costs, which also resulted from improved contracted rates; however, these decreases were partially offset by additional costs to load certain software upgrades on a number of our ATMs during the period.  Finally, we incurred lower transaction processing costs during the period as a result of transitioning our ATMs located in 7-Eleven stores over to our EFT processing platform.  Partially offsetting the above decreases were higher merchant commissions and higher vault cash rental expense, which increased for the same reasons discussed above with respect to the quarterly period, as well as higher vault cash rental expense due to the fixed rate interest rate swaps that went into effect in January 2010.

United Kingdom.  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our United Kingdom operations increased in during the six months ended June 30, 2010 by $5.5 million. This overall increase was primarily due to the increased number of transacting ATMs and total number of transactions conducted on our machines, as described above with respect to the quarterly period.

Mexico.  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our Mexico operations also increased by $4.5 million primarily due to the increased number of transacting ATMs and the total number of transactions conducted on our ATMs in that market. Foreign currency exchange rate movements between periods also contributed to the increase in the cost of ATM operating revenues, accounting for approximately 15% of the total increase.  Excluding the impact of exchange rate movements, the increase in our cost of ATM operating revenues for the six months ended June 30, 2010 would have been $3.6 million higher than the same period last year.

Cost of ATM product sales and other revenues. Relatively consistent with the 11.4% decrease in ATM product sales and other revenues discussed above was a 9.3% decrease in the cost of ATM product sales and other revenues during the six months ended June 30, 2010 compared to the same period in 2009.  These decreases were primarily due to lower equipment and VAR program sales during the period.

Gross Profit Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	33.0%	30.8%	32.4%	29.3%
Inclusive of depreciation, accretion, and amortization	23.8%	20.3%	22.9%	18.5%
ATM product sales and other revenues gross profit margin	3.1%	4.0%	(0.7)%	1.7%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.5%	30.1%	31.8%	28.7%
Inclusive of depreciation, accretion, and amortization	23.4%	19.9%	22.5%	18.1%

ATM operating gross profit margin.  For the three and six month periods ended June 30, 2010, our ATM operating gross profit margin, exclusive of depreciation, accretion, and amortization, increased by 2.2 and 3.1 percentage points, respectively, when compared to the same periods in 2009.  Additionally, our ATM operating gross profit margin, inclusive of depreciation, accretion, and amortization, increased by 3.5 and 4.4 percentage points, respectively, during the three and six months ended June 30, 2010, when compared to the same periods in 2009.  Such increases were due to higher margins earned in our United States operating segment during 2010.  The margin improvements in the United States were primarily attributable to the year-over-year increase in revenues from our surcharge-free offerings and lower armored and maintenance expenses resulting from the renegotiation of our primary domestic maintenance and armored courier service agreements during the second quarter of 2009.  Offsetting this increase from our United States operating segment was a decrease in the gross profit margins generated by our United Kingdom and Mexico operating segments.  In the United Kingdom, the decrease primarily related to the increase in merchant commissions, vault cash rental expense and other costs of cash, as explained in Cost of Revenues above. In Mexico, the overall gross profit margin was negatively affected during the second quarter of 2010 due to the new ATM fee rules recently adopted by the Central Bank of Mexico.  (See Recent Events – Change in Mexico Fee Structure above.)  Although the increase in average number of transacting ATMs in Mexico allowed for greater economies of scale, our transaction volumes in that market were negatively affected due to the higher surcharge rates implemented as a result of the new fee rules.

In the future, we expect to see continued expansion in our branding and surcharge-free arrangements, as well as new revenue sources from recently negotiated managed services offerings.  However, recent pressure on withdrawal transactions in Mexico and anticipated interchange rate declines in the United States, both of which are discussed in more detail above, are expected to substantially offset the positive margin effects noted above for the remainder of 2010.  As a result, we currently expect that our total gross profit margin level for the full year of 2010 will be relatively consistent with the margin levels achieved during the first half of 2010.

ATM product sales and other revenues gross profit margin.  For the three and six month periods ended June 30, 2010, our ATM product sales and other revenues gross profit margin decreased by 0.9 and 2.4 percentage points, respectively, when compared to the same period in 2009.  This decrease was primarily due to lower margins achieved on our ATM product sales during the first half of 2010, coupled with lower sales in the second quarter of 2010.

Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$9,004	$9,715	(7.3)%	$18,887	$19,703	(4.1)%
Stock-based compensation	1,268	869	45.9%	2,528	1,736	45.6%
Total selling, general, and administrative expenses	$10,272	$10,584	(2.9)%	$21,415	$21,439	(0.1)%

Percentage of total revenues:
Selling, general, and administrative expenses	6.8%	7.8%		7.2%	8.2%
Stock-based compensation	1.0%	0.7%		1.0%	0.7%
Total selling, general, and administrative expenses	7.7%	8.5%		8.2%	8.9%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation.  SG&A expenses, excluding stock-based compensation, decreased $0.7 million and $0.8 million for the three and six month periods ended June 30, 2010, respectively, when compared to the same periods in 2009. The decrease for the three month period was primarily attributable to costs in 2009 that were not repeated in 2010, including costs associated with our corporate office relocation and certain employee-related costs.  Also contributing to the decrease was lower professional fees during 2010 compared to the same period in 2009.  The decrease for the six month period was also primarily attributable to costs in 2009 that were not repeated in 2010, including the recognition of $1.2 million in severance costs associated with the departure of our former Chief Executive Officer in March 2009.  Partially offsetting these decreases for both the three and six month periods were costs incurred related to the filing of our shelf registration statement in January 2010 and the completion of a secondary equity offering in April 2010, and, for the three month period, higher employee-related costs.

Stock-based compensation.  The increase in stock-based compensation during the three and six month periods ended June 30, 2010 was due to the issuance of additional shares of restricted stock and stock options during 2009 and 2010.  For additional details on these equity awards, see Item 1, Notes to Consolidated Financial Statements, Note 2, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Depreciation expense	$9,633	$9,427	2.2%	$19,234	$18,601	3.4%
Accretion expense	631	508	24.2%	1,252	973	28.7%
Depreciation and accretion expense	$10,264	$9,935	3.3%	$20,486	$19,574	4.7%

Percentage of total revenues:
Depreciation expense	7.2%	7.6%		7.4%	7.8%
Accretion expense	0.5%	0.4%		0.5%	0.4%
Total depreciation and accretion expense	7.7%	8.0%		7.9%	8.2%

For the three and six month periods ended June 30, 2010, both depreciation expense and accretion expense increased when compared to the same periods in 2009.  These increases were primarily the result of the higher number of machines deployed under Company-owned arrangements in 2010.  Also contributing to the increase in accretion expense was our change in the estimated useful life of our asset retirement obligation assets.  When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.  As we decreased the number of years over which our asset retirement obligation assets are being depreciated, we also made a corresponding decrease to the number of years over which the related liabilities are being accreted, which resulted in increased accretion.

Partially offsetting the increase in depreciation expense resulting from the higher number of Company-owned machines was the change in estimated useful lives of certain of our fixed assets, which resulted in a slight decrease in depreciation expense.  For additional information on our change in estimates, see Item 1, Notes to Consolidated Financial Statements, Note 1, General and Basis of Presentation – Property and Equipment, net.

Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Amortization expense	$3,765	$4,504	(16.4)%	$7,744	$9,031	(14.3)%

Percentage of total revenues	2.8%	3.6%		3.0%	3.8%

Amortization expense recognized during the three and six month periods ended June 30, 2010 was lower than the same period in 2009 due to certain contract intangible assets associated with each of our operating segments that were fully amortized during 2009 and 2010.

Loss on Disposal of Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Loss on disposal of assets	$1,095	$1,676	(34.7)%	$1,472	$3,784	(61.1)%

Percentage of total revenues	0.8%	1.3%		0.6%	1.6%

We recognized lower losses on the disposal of assets during the three and six month periods ended June 30, 2010 primarily due to certain optimization efforts undertaken by us associated with our United Kingdom operations during the comparable periods in 2009.  These optimization efforts resulted in the identification and deinstallation of approximately 300 underperforming ATMs that could be redeployed under separate ATM operating agreements.  As a result of the deinstallation of these machines, we were required to write-off the associated installation costs and any remaining asset retirement obligations associated with the deinstalled machines.

Interest Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Interest expense, net	$7,314	$7,644	(4.3)%	$14,632	$15,355	(4.7)%
Amortization of deferred financing costs and bond discounts	642	603	6.5%	1,272	1,171	8.6%
Total interest expense, net	$7,956	$8,247	(3.5)%	$15,904	$16,526	(3.8)%

Percentage of total revenues	6.0%	6.6%		6.1%	6.9%

Interest expense, net.  Interest expense, net, decreased during the three and six month periods ended June 30, 2010, when compared to the same periods in 2009, due to the reduction of amounts outstanding under our revolving credit facility.  Specifically, this facility had a weighted average balance outstanding of $39.4 million and $44.8 million, respectively, during the three and six months ended June 30, 2009, compared to no amount outstanding during the first six months of 2010.

In July 2010, we entered into a new $175.0 million revolving credit facility and initiated a full redemption of our Series B Notes, which we expect to fund with $30.0 million of available cash on hand and $70.0 million of borrowings under our new credit facility.  As a result of these actions, we expect that our Interest expense, net will be lower for the remainder of 2010 and for the foreseeable future, absent any additional significant borrowings under the facility, as these actions provide us with the ability to replace all $100.0 million of our Series B Notes (on which we are pay a stated coupon rate of 9.25%) with $70.0 million of borrowings under our credit facility, which, in the current interest rate environment, will carry a rate of approximately 3%.  For additional information on our new revolving credit facility and the redemption of our Series B Notes, see Recent Events – Revolving Credit Facilities and Recent Events – Notice of Redemption of $100.0 Million 9.25% Senior Subordinated Notes – Series B.

Amortization of deferred financing costs and bond discounts. The increase in the amortization of deferred financing costs and bond discounts during 2010 was a result of the additional costs incurred in connection with the amendment of our revolving credit facility in February 2009.  The amendment, among other things, (i) authorizes our repurchase of common stock up to an aggregate of $10.0 million; (ii) increases the amount of aggregate “Investments” (as such term is defined in our revolving credit facility) that we may make in non wholly-owned subsidiaries from $10.0 million to $20.0 million and correspondingly increases the aggregate amount of Investments that we may make in subsidiaries that are not Loan Parties (as such term is defined in our revolving credit facility) from $25.0 million to $35.0 million; (iii) increases the maximum amount of letters of credit that may be issued under our revolving credit facility from $10.0 million to $15.0 million; and (iv) modifies the amount of capital expenditures that may be incurred on a rolling 12-month basis, as measured on a quarterly basis.  Also contributing to the increased expense amount were our senior subordinated notes, as the deferred financing costs and discounts associated with these notes are amortized over the contractual term of the underlying borrowings utilizing the effective interest method.

As noted above, we anticipate redeeming all $100.0 million of our Series B Notes on August 20, 2010.  As a result of this redemption, we estimate that we will record a one-time, pre-tax, non-cash charge of approximately $3.2 million to write-off of the remaining unamortized discount and deferred financing costs associated with the notes.  Additionally, as a result of the termination of our previous $175.0 million revolving credit facility, we will record a one-time, pre-tax, non-cash charge of $0.4 million to write-off certain deferred financing costs.  We anticipate recording both of these charges in the third quarter of 2010.  Finally, we incurred approximately $1.7 million of costs in conjunction with entering into our new revolving credit facility.  Although these costs will be deferred and amortized over the term of the facility, we anticipate that the net impact of our recent financing activities will be a reduction in the amount of Amortization of deferred financing costs and discount expense recorded in future periods.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Income tax expense	$1,952	$1,016	92.1%	$3,391	$2,033	66.8%

Effective tax rate	19.1%	28.1%		21.4%	(502.0)%

Our income tax expense increased during both the three and six month periods ended June 30, 2010, when compared to the same periods in 2009.  These increases were primarily due to higher current federal and state income tax estimates due to our increased profitability.  We also continued to record additional valuation allowances in all of our operating segments during the three and six month periods ended June 30, 2010, as we currently believe that it is more likely than not that our income tax benefits in those jurisdictions will not be utilized.  However, if we continue to generate substantial pre-tax operating profits, as we have during recent periods, our existing and future valuation allowances may no longer be necessary.  It should also be noted that as of December 31, 2009, we had approximately $38.0 million in federal net operating loss carryforwards that can be utilized to reduce our taxable income in future periods, subject to certain restrictions and limitations.  The anticipated utilization of a portion of such carryforwards has been factored into the income tax provision estimate reflected above for the three and six month periods ended June 30, 2010.

Liquidity and Capital Resources

Overview

As of June 30, 2010, we had $40.1 million in cash and cash equivalents on hand and $307.0 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities and the sale of equity and debt securities.  Furthermore, we have historically used cash to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.

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

Operating Activities

Net cash provided by operating activities totaled $52.6 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $32.7 million during the same period in 2009. The year-over-year increase was primarily attributable to improved operating margins and profits in 2010 when compared to 2009.  Key drivers of the margin expansion included the increase in revenues, as discussed in Revenues above, the continued shift of revenues from lower-margin revenues earned under merchant-owned accounts to higher-margin Company-owned and surcharge-free network and bank branding revenues, and our ability to leverage our fixed-cost infrastructure to generate strong margins from those higher revenues.

Investing Activities

Net cash used in investing activities totaled $21.0 million for the six months ended June 30, 2010 compared to $10.8 million during the same period in 2009. The year-over-year increase was the result of the higher amount of capital expenditures incurred during the first six months of 2010 as a result of our decision to increase our capital spending budget in 2010 relative to 2009.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements as opposed to acquisitions. We expect that our capital expenditures for the remainder of 2010 will total approximately $24.7 million, net of noncontrolling interests, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect such expenditures to be funded with cash generated from our operations.  In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities

Net cash used in financing activities totaled $2.4 million for the six months ended June 30, 2010 compared to $19.3 million for the same period in 2009.  During 2009, we generated sufficient cash flows after capital expenditures that allowed us to repay all previously-outstanding borrowings under our revolving credit facility.  Additionally, during the six months ended June 30, 2010, we generated cash flows from operating activities in excess of the cash flows used in investing activities, thereby enabling us to fund our activities from internally-generated funds and not draw on our bank facilities.

Financing Facilities

As of June 30, 2010, we had $307.0 million in outstanding long-term debt, which was comprised of $297.6 million (net of discount of $2.4 million) of our senior subordinated notes and $9.5 million in notes payable outstanding under equipment financing lines of our Mexico subsidiary.

Revolving credit facility.  In July 2010, we entered into a new $175.0 million revolving credit facility and terminated our previous revolving credit facility of the same amount.  The new facility, which is led by a syndicate of banks including JPMorgan Chase and Bank of America, provides us with access to $175.0 million in borrowings and letters of credit (subject to the covenants contained within the facility) and has an initial termination date of February 2013; however, such date can be extended to July 2015 in the event our existing senior subordinated notes are no longer outstanding or have been refinanced with a maturity date later than December 2015. Additionally, the credit agreement contains a feature that allows us to expand the facility up to $250 million, subject to the availability of additional bank commitments by existing or new syndicate participants.

Borrowings under our new $175.0 million revolving credit facility bear interest at a variable rate based upon the London Interbank Offered Rate (“LIBOR”) or prime rate at our option. Additionally, we are required to pay a commitment fee of 0.40% per annum on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt and total debt that we can have outstanding at any given point in time and (ii) the maintenance of a set ratio of earnings to fixed charges, as computed on a rolling 12-month basis. Additionally, we are limited on the amount of restricted payments we can make pursuant to the terms of the facility, unless no amounts are outstanding under the facility.  For additional information on our new facility, see Item 1, Notes to Consolidated Financial Statements, Note 17, Subsequent Events.

We are currently in compliance with the covenants contained within the new facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  Other than a $4.3 million letter of credit posted, there are no amounts currently outstanding under the new facility.

Senior Subordinated Notes.   We currently have $300.0 million of senior subordinated notes outstanding – $200.0 million of Series A Notes and $100.0 million of Series B Notes (collectively, the “Notes”).  The Notes are subordinate to borrowings made under the revolving credit facility, mature in August 2013, and carry a 9.25% coupon. Interest is paid semiannually in arrears on February 15th and August 15th of each year. The Notes, which are guaranteed by our domestic subsidiaries, contain certain covenants that, among other things, limit our ability to incur additional indebtedness and make certain types of restricted payments, including dividends. Under the terms of the indentures governing the Notes, as of August 15, 2009, we are allowed to redeem all or a part of the Notes at the redemption prices set forth by the indenture plus any accrued and unpaid interest.  In July 2010, we issued a “Notice of Redemption” for the Series B Notes.  The call notice, which was issued on July 21, 2010, provides holders with a 30-day notice that the Series B Notes will be redeemed on August 20, 2010, at a redemption price of 102.313% of the principal amount, plus accrued but unpaid interest through August 20.  For additional information on this redemption, see Recent Events – Notice of Redemption of $100.0 Million 9.25% Senior Subordinated Notes – Series B and Item 1, Notes to Consolidated Financial Statements, Note 17, Subsequent Events.

Cardtronics Mexico equipment financing agreements. Between 2006 and 2009, Cardtronics Mexico entered into 10 separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.49%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of June 30, 2010, $121.6 million pesos (or approximately $9.5 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the equipment financing agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico.) As of June 30, 2010, the total amount of the guarantees was $62.0 million pesos (or approximately $4.8 million U.S.).

Bank Machine overdraft facility. Bank Machine, Ltd., our wholly-owned subsidiary operating in the United Kingdom, has a £1.0 million overdraft facility. This facility, which bears interest at 1.75% over the Bank of England’s base rate (0.5% as of June 30, 2010) and is secured by a letter of credit posted under our corporate revolving credit facility, is utilized for general corporate purposes for our United Kingdom operations. As of June 30, 2010, no amount was outstanding under this facility.   The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.

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

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2010, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Notional Amounts United States	Notional Amounts United Kingdom	Notional Amounts Consolidated(1)	Weighted Average Fixed Rate	Terms
(In thousands)
$600,000	£75,000	$712,585	3.77%	July 1, 2010 – December 31, 2010
$625,000	£75,000	$737,585	3.44%	January 1, 2011 – December 31, 2011
$525,000	£50,000	$600,057	3.56%	January 1, 2012 – December 31, 2012
$275,000	£25,000	$312,528	3.53%	January 1, 2013 – December 31, 2013
$100,000	£—	$100,000	3.61%	January 1, 2014 – December 31, 2014
________
(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.50 to £1.00, which was the exchange rate in effect as of June 30, 2010.

The following table presents a hypothetical sensitivity analysis of our annual vault cash interest expense based on our outstanding vault cash balances as of June 30, 2010 and assuming a 100 basis point increase in interest rates:

	Vault Cash Balance as of June 30, 2010			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$896.9	$896.9		$9.0	$9.0		$3.0	$3.0
United Kingdom		£109.8	164.9		£1.1	1.6		£0.3	0.5
Mexico	p$	481.1	37.4	p$	4.8	0.4	p$	4.8	0.4
Total			$1,099.2			$11.0			$3.9

As of June 30, 2010, we had a net liability of $46.1 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the estimated fair value of the instruments as of such date. For additional information on our accounting treatment of these swaps and the calculation of their fair value, see Item 1, Notes to Consolidated Financial Statements, Note 10, Derivative Financial Instruments and Note 11, Fair Value Measurements.

As of June 30, 2010, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico, as we have historically not deemed it to be cost effective to engage in such a hedging program due to the immateriality of our Mexico operations to our consolidated operations.  However, as a result of the recent and anticipated continued growth of our operations in Mexico, we are reevaluating the cost-effectiveness of such a program and may enter into derivative financial instruments in the future to hedge our exposure.

Interest expense.  Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Although no amount was outstanding under our revolving credit facility as of June 30, 2010, there is no guarantee that we will not borrow amounts in the future, and, in the event we borrow amounts and interest rates significantly increased, the interest that we would be required to pay could be material.  Specifically, we anticipate that we will borrow approximately $70.0 million in August 2010 to help fund the redemption of our Series B Notes.

Outlook.  We anticipate that the interest expense we will incur under our bank credit facilities and our vault cash rental expense in the immediate future will continue to be relatively consistent with what it has been in recent periods due to the continued low short-term interest rates in the United States and United Kingdom. Although we currently hedge a substantial portion of our vault cash interest rate risk, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses.  However, we believe the impact on our financial statements from significant increase in interest rates would be somewhat mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the United States and the United Kingdom.

Foreign Currency Exchange Risk

Due to our operations in the United Kingdom and Mexico, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine, Ltd. and Cardtronics Mexico into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of June 30, 2010, such translation loss totaled approximately $28.2 million compared to approximately $24.4 million as of December 31, 2009.

Our consolidated financial results during the three months ended June 30, 2010 were negatively impacted by a decrease in the value of the British pound relative to the United States dollar compared to the same period in 2009, but positively impacted due to the strengthening of the British pound for the six months ended June 30, 2010. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the United States dollar and the British pound.) Additionally, our consolidated financial results were also positively impacted by changes in the value of the Mexican peso relative to the United States dollar for both the three and six months ended June 30, 2010. A sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the British pound during the six months ended June 30, 2010, the effect upon Bank Machine’s operating income would have been immaterial.  Similarly, a sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the Mexican peso during the six months ended June 30, 2010, the effect upon Cardtronics Mexico’s operating income would have been $0.1 million. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

During 2009, our United Kingdom operations began to generate cash flows from operations that exceeded our capital growth needs in that market. This excess cash was used to repay certain advances and intercompany debt.  Prior to 2009, most of our United Kingdom operations’ intercompany payable balances to the United States entities had been deemed to be long-term in nature and were revalued to other comprehensive income (loss) as our United Kingdom operations had not generated sufficient cash flows to cover its operational and capital expansion needs.  Due to the improved financial performance and lower capital expenditures of our United Kingdom operations during 2009, we now expect that these operations will continue to generate excess cash flows beyond its operational and capital expansion needs that will allow it to further pay down the intercompany balances.  Therefore, we have now designated certain of our intercompany balances as short-term in nature, and the changes in these balances are now translated in our Consolidated Statements of Operations.  As a result, we are now exposed to foreign currency exchange risk as it relates to our intercompany balances for which we expect repayments in the near-term.  As of June 30, 2010, the intercompany payable balance from our United Kingdom operations to the parent totaled $111.1 million, of which $3.3 million was deemed to be short-term in nature.  A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of June 30, 2010, the effect upon our Consolidated Statements of Operations would be approximately $0.3 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks.  For example, effective April 1, 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network.  As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by these networks.  Such rate change is expected to reduce our ATM operating gross profits by approximately $1.9 million over the remainder of 2010.  Additionally, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network, are expected to decline slightly beginning in 2011.  As a result, the interchange revenues generated by certain of our ATMs in that market are expected to decline in the future.  If other networks enact interchange fee reductions similar to those outlined above, our interchange revenues could be negatively impacted in future periods.

Finally, some federal officials in the United States have expressed concern that consumers using an ATM may not be aware that in addition to paying the surcharge fee that is disclosed to them at the ATM, their financial institution may also assess an additional fee to offset any interchange fee assessed to the financial institution by the EFT networks with regard to that consumer’s transaction.  While there are currently no pending legislative actions calling for limits on the amount of interchange fees that can be charged by the EFT networks to financial institutions for ATM transactions, there can be no assurance that such legislative actions will not occur in the future.

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

Finally, in response to the economic crisis, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act" or the "Act"), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (i) call for the establishment of a new Bureau of Consumer Financial Protection, (ii) limit the activities that banking entities may engage in, and (iii) give the Federal Reserve Bank the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act have yet to be finalized and will likely not be finalized for some time.  As such, it is unclear at this point what impact these new regulations will ultimately have on financial institutions with whom we conduct business.  However, if those financial institutions are negatively impacted by such regulations, our future operating results may be negatively impacted.

The passing of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

Despite the nationwide acceptance of surcharge fees at ATMs in the United States since their introduction in 1996, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. More recently, some federal officials have expressed concern that surcharge fees charged by ATM operators are unfair to consumers.  To that end, an amendment proposing limits on the fees that ATM operators, including financial institutions, can charge consumers was recently introduced in the United States Senate, but was not ultimately included in the final version of the Dodd-Frank Act that was signed into law.  If similar proposed legislation were to be enacted in the future, and the amount we were able to charge for consumers to use our ATMs was reduced, our revenues and related profitability would be negatively impacted.  Furthermore, if such limits were set at levels that are below our current or future costs to operate our ATMs, it would have a material adverse impact on our ability to continue to operate under our current business model.

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

In Mexico, surcharging for off-premise ATMs was legalized in late 2003, but was not formally implemented until July 2005. In early October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose fees to consumers.  The objective of these rules was to provide more transparency to the consumer regarding the cost of a specific ATM transaction, rather than to limit the amount of fees charged to the consumer.  Such rules, which became effective in May 2010, required ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers.  Cardtronics Mexico S.A. de C.V. ("Cardtronics Mexico") elected to assess a surcharge fee on the consumer rather than select the interchange fee-only option, and subsequently raised the level of its surcharge fees in order to recoup the interchange fees it is no longer receiving.  Because these changes were just recently enacted, we cannot be certain what impact such rate changes will have on the long-term withdrawal transaction levels in that market.  However, based on very early indications, withdrawal transaction levels in Mexico have declined by amounts greater than those originally anticipated.  If such initial transaction declines continue or worsen from their current levels, the additional surcharge fee amounts may not be sufficient to offset the lost interchange revenues, resulting in lower revenues and profitability per ATM in that market.

As a result of the above developments, we have decided to reduce the number of planned ATM deployments in Mexico for the remainder of 2010 in order to gauge the impact of the above rules on our ATM transaction levels and related profits.  If transaction levels continue to worsen, and if we are unsuccessful in its efforts to implement certain measures to mitigate the effects of such transaction declines, our overall profitability in that market will decline.  If such declines are significant, we may be required to record an impairment charge in future periods to write-down the carrying value of certain existing tangible and intangible assets associated with that operation.

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

Additionally, in February 2010, Mount Vernon Money Center (“MVMC”), one of our third-party armored service providers in the Northeast United States, ceased all cash replenishment operations for its customers following the arrest on charges of bank fraud of its founder and principal owner. Shortly thereafter, the U.S. District Court in the Southern District of New York (the “SDNY”) appointed a receiver (the “Receiver”) to, among other things, seize all of the assets in the possession of MVMC. As a result of these actions, we were required to convert over 1,000 ATMs that were being serviced by MVMC to another third-party armored service provider, resulting in a minor amount of downtime being experienced by those ATMs. Further, based upon a federal indictment in the SDNY of MVMC’s President and of its Chief Operating Officer (the “Indictment”), it appears that all or some of the cash which was delivered to MVMC’s vaults for the sole purpose of loading such cash into our ATMs was misappropriated by MVMC.  We estimate that, immediately prior to the cessation of MVMC’s operations, the amount of vault cash that MVMC should have been holding for loading into our ATMs totaled approximately $16.2 million.

The Indictment alleges that the defendants defrauded multiple financial institutions and seeks the forfeiture to the United States government from the defendants in an amount of at least $75 million.  If the defendants are convicted and forfeiture directed, it is our belief that it is highly likely that the U.S. Government will distribute forfeited assets it obtains to the victims. We intend to seek recovery from such forfeited assets.  Additionally, on May 27, 2010, MVMC, under the control of the Receiver, filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code.  Accordingly, at this point, it is uncertain what amount, if any, may ultimately be made available to us from the vault cash seized by law enforcement authorities, other assets that may be forfeited to the United States government, other assets controlled by the Receiver or in the MVMC bankruptcy estate, or from other potential sources of recovery, including proceeds from any insurance policies held by MVMC and/or its owner.  Regardless, we currently believe that our existing insurance policies will cover any residual cash losses resulting from this incident, less related deductible payments.  Because we cannot reasonably estimate the amount of residual cash losses that may ultimately result from this incident at this point in time, no contingent loss has been reflected in our Consolidated Statements of Operations.  If new information comes to light and the recovery of any resulting cash losses is no longer deemed to be probable, we may be required to recognize such losses without a corresponding insurance receivable.

Our international operations involve special risks and may not be successful, which would result in a reduction of our gross profits.

As of June 30, 2010, approximately 16.9% of our devices were located in the United Kingdom and Mexico. Those devices contributed 17.8% and 15.8% of our gross profits (exclusive of depreciation, accretion, and amortization) for the year ended December 31, 2009 and the six months ended June 30, 2010, respectively. We expect to continue to expand in the United Kingdom and Mexico and potentially into other countries as opportunities arise. However, our international operations are subject to certain inherent risks, including:

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

•	unanticipated political and social instability that may be experienced in developing countries;

•	rising crime rates in certain of the areas we operate in, including increased incidents of crimes against store personnel where our ATMs are located;

•	difficulties in staffing and managing foreign operations, including hiring and retaining skilled workers in those countries in which we operate; and

•	potential adverse tax consequences, including restrictions on the repatriation of foreign earnings.

Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion. For example, during the latter half of 2008 and during 2009, we incurred reduced revenues as a consequence of the United States dollar strengthening relative to the British pound and Mexican peso. Additionally, the recent political and social instability in Mexico resulting from an increase in drug-related violence could negatively impact the level of transactions incurred on our existing devices in that market, as well as our ability to successfully grow our business there. Furthermore, the recent regulatory changes in Mexico appear to have had an adverse impact on our transaction volumes in that market. See further discussion on this topic in the above risk factor entitled The passing of legislation banning or limiting the fees we receive for transactions conducted on our ATMs could severely impact our revenues.

In 2008, we recognized a goodwill impairment charge of $50.0 million. If we experience additional impairments of our goodwill or other intangible assets, we will be required to record an additional charge to earnings, which may be significant.

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of June 30, 2010, we had goodwill and other intangible assets of $244.0 million, or 51.6% of our total assets. We periodically evaluate the recoverability and the amortization period of our intangible assets under U.S. GAAP. Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and any changes in them could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material. For example, during the year ended December 31, 2008, we recorded a $50.0 million goodwill impairment charge. Additionally, during each of the years ended December 2009 and 2008, we recorded $0.4 million in net impairment charges associated with intangibles related to our acquired merchant contracts/relationships. Other impairment charges in the future may also adversely affect our results of operations.

Additionally, the new and potential regulatory issues facing our Mexico operations could result in the potential impairment of assets associated with those operations. For further discussion on this topic, see the above risk factor entitled The passing of legislation banning or limiting the fees we receive for transactions conducted on our ATMs could severely impact our revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.   The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (1) (2)
April 1 – 30, 2010	1,654	(3)	$13.33	(4)	—	$9,882,410
May 1 – 31, 2010	—		—		—	$9,882,410
June 1 – 30, 2010	110,896	(3)	$12.46	(4)	—	$9,882,410
_________
(1)
In February 2009, our Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to an aggregate of $10.0 million in common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The share repurchase program will expire on June 30, 2011, unless extended or terminated earlier by the Board of Directors. To date, we have purchased approximately 35,000 shares of our common stock at a total cost of $0.1 million and at an average price per share of $3.37.

(2)
In connection with the lapsing of the forfeiture restrictions on restricted shares granted by us under our 2007 Stock Incentive Plan, which was adopted in December 2007 and expires in December 2017, we permit employees and directors to sell a portion of their shares to us in order to satisfy their tax liabilities that arise as a consequence of the lapsing of the forfeiture restrictions.  In future periods, we may not permit individuals to sell their shares to us in order to satisfy such tax liabilities.  Furthermore, since the number of restricted shares that will become unrestricted each year is dependent upon the continued employment of the award recipients, we cannot forecast either the total amount of such securities or the approximate dollar value of those securities that we might purchase in future years as the forfeiture restrictions on such shares lapse.

(3)
Represents shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(4)
The price paid per share was based on the average high and low trading prices of our common stock on April 14, 2010, June 5, 2010, and June 20, 2010, which represent the dates on which we repurchased shares from the participants under our 2007 Stock Incentive Plan.

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

CARDTRONICS, INC.

August 6, 2010	/s/ J. Chris Brewster
J. Chris Brewster
(Duly Authorized Officer and Principal Financial Officer)

August 6, 2010	/s/ Tres Thompson
Tres Thompson
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

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

10.1
Cardtronics, Inc. 2010 Annual Executive Cash Incentive Plan effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on May 17, 2010, File No. 001-33864).

* 10.2 †
Credit Agreement, dated July 15, 2010, by and among Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, Bank of America, N.A, and Wells Fargo Bank, N.A.

* 10.3	First Amendment to Contract Cash Solutions Agreement, dated February 28, 2009, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A.
* 10.4	Third Amendment to Contract Cash Solutions Agreement, dated September 1, 2009, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A.
* 10.5	Fourth Amendment to Contract Cash Solutions Agreement, dated July 15, 2010, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A.
* 10.6	Amendment No. 3 to ATM Cash Services Agreement, dated February 21, 2007, by and between Cardtronics, LP and Bank of America, N.A.
* 10.7	Amendment No. 4 to ATM Cash Services Agreement, dated March 23, 2009, by and between Cardtronics USA, Inc. and Bank of America, N.A.
* 10.8 †	Amendment No. 5 to ATM Cash Services Agreement, dated April 13, 2010, by and between Cardtronics USA, Inc. and Bank of America, N.A.
10.9
Cardtronics, Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Appendix B of Cardtronics, Inc.’s Definitive Proxy Statement filed on April 30, 2010, File No. 001-33864).

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