Form 10-Q
period 2010-09-30
CARDTRONICS INC
filed 2010-11-05
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on November 3, 2010: 42,251,255

CARDTRONICS, INC.

When we refer to “us,” “we,” “our,” “ours” or “the Company,” we are describing Cardtronics, Inc. and/or our subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,623	$10,449
Accounts and notes receivable, net of allowance of $241 and $560 as of September 30, 2010 and December 31, 2009, respectively	23,254	27,700
Inventory	2,170	2,617
Restricted cash, short-term	3,091	3,452
Current portion of deferred tax asset, net	1,682	—
Prepaid expenses, deferred costs, and other current assets	9,569	8,850
Total current assets	42,389	53,068
Property and equipment, net	157,077	147,348
Intangible assets, net	78,856	89,036
Goodwill	164,858	165,166
Deferred tax asset, net	9,270	—
Prepaid expenses, deferred costs, and other assets	4,459	5,786
Total assets	$456,909	$460,404

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and notes payable	$2,829	$2,122
Capital lease obligations	—	235
Current portion of other long-term liabilities	25,374	26,047
Accounts payable	19,218	12,904
Accrued liabilities	46,046	57,583
Current portion of deferred tax liability, net	80	3,121
Total current liabilities	93,547	102,012
Long-term liabilities:
Long-term debt, net of related discounts	279,362	304,930
Deferred tax liability, net	30	12,250
Asset retirement obligations	25,682	24,003
Other long-term liabilities	33,080	18,499
Total liabilities	431,701	461,694

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 125,000,000 shares authorized; 47,643,240 and 46,238,028 shares issued as of September 30, 2010 and December 31, 2009, respectively; 42,119,444 and 40,900,532 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	206,730	200,323
Accumulated other comprehensive loss, net	(69,068)	(57,618)
Accumulated deficit	(63,991)	(96,922)
Treasury stock; 5,523,796 and 5,337,496 shares at cost as of September 30, 2010 and December 31, 2009, respectively	(50,342)	(48,679)
Total parent stockholders’ equity (deficit)	23,333	(2,892)
Noncontrolling interests	1,875	1,602
Total stockholders’ equity (deficit)	25,208	(1,290)
Total liabilities and stockholders’ equity (deficit)	$456,909	$460,404

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
ATM operating revenues	$134,090	$126,194	$390,337	$361,136
ATM product sales and other revenues	2,515	2,409	6,992	7,460
Total revenues	136,605	128,603	397,329	368,596
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization shown separately below. See Note 1)	89,026	85,083	262,319	251,287
Cost of ATM product sales and other revenues	2,425	2,678	6,932	7,645
Total cost of revenues	91,451	87,761	269,251	258,932
Gross profit	45,154	40,842	128,078	109,664
Operating expenses:
Selling, general, and administrative expenses	11,519	9,210	32,934	30,649
Depreciation and accretion expense	10,865	9,986	31,351	29,560
Amortization expense	3,823	4,405	11,567	13,436
Loss on disposal of assets	368	1,047	1,840	4,831
Total operating expenses	26,575	24,648	77,692	78,476
Income from operations	18,579	16,194	50,386	31,188
Other expense:
Interest expense, net	7,064	7,473	21,696	22,828
Amortization of deferred financing costs and bond discounts	546	606	1,818	1,777
Write-off of deferred financing costs and bond discounts	7,296	—	7,296	—
Redemption costs for early extinguishment of debt	7,193	—	7,193	—
Other (income) expense	(207)	339	(173)	(788)
Total other expense	21,892	8,418	37,830	23,817
(Loss) income before income taxes	(3,313)	7,776	12,556	7,371
Income tax (benefit) expense	(23,968)	1,251	(20,577)	3,284
Net income	20,655	6,525	33,133	4,087
Net (loss) income attributable to noncontrolling interests	(108)	127	202	269
Net income attributable to controlling interests and available to common stockholders	$20,763	$6,398	$32,931	$3,818

Net income per common share – basic	$0.49	$0.16	$0.79	$0.09
Net income per common share – diluted	$0.49	$0.15	$0.78	$0.09

Weighted average shares outstanding – basic	40,529,280	39,356,013	40,119,310	39,123,738
Weighted average shares outstanding – diluted	41,207,238	40,117,598	40,790,504	39,768,708

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$33,133	$4,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	42,918	42,996
Amortization of deferred financing costs and bond discounts	1,818	1,777
Write-off of deferred financing costs and bond discounts	7,296	—
Redemption costs for early extinguishment of debt	7,193	—
Stock-based compensation expense	4,603	3,376
Deferred income taxes	(21,371)	2,836
Loss on disposal of assets	1,840	4,831
Unrealized gain on derivative instruments	(744)	—
Amortization of accumulated other comprehensive losses associated with derivative instruments no longer designated as hedging instruments	1,316	—
Other reserves and non-cash items	1,251	(3,241)
Changes in assets and liabilities:
Decrease in accounts and notes receivable, net	4,430	83
(Increase) decrease in prepaid, deferred costs, and other current assets	(1,107)	4,286
Decrease (increase) in inventory	307	(109)
Decrease in other assets	1,582	1,406
Increase (decrease) in accounts payable	5,427	(4,063)
Decrease in accrued liabilities	(12,641)	(6,806)
Decrease in other liabilities	(4,258)	(3,575)
Net cash provided by operating activities	72,993	47,884

Cash flows from investing activities:
Additions to property and equipment	(37,410)	(18,953)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	(2,549)	(121)
Net cash used in investing activities	(39,959)	(19,074)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	345,000	47,312
Repayments of long-term debt and capital leases	(381,013)	(74,092)
Repayments of borrowings under bank overdraft facility, net	(47)	(142)
Debt issuance and modification costs	(5,227)	(458)
Payments received on subscriptions receivable	—	34
Proceeds from exercises of stock options	1,802	1,219
Repurchase of capital stock	(1,663)	(439)
Net cash used in financing activities	(41,148)	(26,566)

Effect of exchange rate changes on cash	288	473
Net (decrease) increase in cash and cash equivalents	(7,826)	2,717

Cash and cash equivalents as of beginning of period	10,449	3,424
Cash and cash equivalents as of end of period	$2,623	$6,141

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$30,336	$30,073
Cash paid for income taxes	$831	$285
Fixed assets financed by direct debt	$542	$443

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks.  As of September 30, 2010, the Company provided services to over 36,400 devices across its portfolio, which included approximately 30,600 devices located in all 50 states of the United States (“U.S.”) as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 2,900 devices throughout the United Kingdom (“U.K.”), and approximately 2,900 devices throughout Mexico. Included within this number are approximately 2,200 multi-function financial services kiosks deployed in the U.S. that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), and money transfers.  Also included within this number are approximately 2,900 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

Through its network, the Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. Additionally, the Company operates the largest surcharge-free network of ATMs within the United States (based on the number of participating ATMs) and works with financial institutions to place their logos on the Company’s ATM machines, thus providing convenient surcharge-free access to the financial institutions’ customers. The Company’s surcharge-free network, which operates under the Allpoint brand name, has more than 40,000 participating ATMs, including a majority of the Company’s ATMs in the United States and all of the Company’s ATMs in the United Kingdom. Finally, the Company provides electronic funds transfer (“EFT”) transaction processing services to its network of ATMs and other ATMs under managed services arrangements.

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

The financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 are unaudited. The Consolidated Balance Sheet as of December 31, 2009 was derived from the audited balance sheet filed in the Company’s 2009 Form 10-K. In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include certain minor reclassifications. Those reclassifications did not impact the Company’s total reported net income or stockholders’ equity (deficit).

The unaudited interim consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly- and majority-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  Because the Company owns a majority (51.0%) interest in and realizes a majority of the earnings and/or losses of Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months EndedSeptember 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Depreciation and accretion expense related to ATMs and ATM-related assets	$9,208	$8,289	$25,844	$24,562
Amortization expense	3,823	4,405	11,567	13,436
Total depreciation, accretion, and amortization expense excluded from Cost of ATM operating revenues and Gross profit	$13,031	$12,694	$37,411	$37,998

Property and Equipment, net

In accounting for property and equipment, the Company is required to make estimates regarding the expected useful lives of its assets, which ranged historically from three to seven years.  To ensure its useful life estimates accurately reflect the economic use of the assets, the Company periodically evaluates whether changes to the assigned estimated useful lives are necessary.  As a result of its most recent evaluation in the first quarter of 2010, which was based on historical information on its existing and disposed assets, the Company revised the estimated useful lives of several asset classes.  Specifically, the Company determined that it was appropriate to extend the estimated useful life of new ATMs by one year and reduce the estimated useful life of used ATMs by two years starting January 1, 2010.  The Company also decreased the estimated useful lives of deployment costs and asset retirement obligations by two years each, to more accurately align the periods over which these assets are depreciated with the average time period an ATM is installed in a location before being deinstalled.  The Company anticipates that the above changes will increase its future depreciation expense amounts slightly relative to prior years but reduce the frequency and amount of losses on disposals of assets in future periods.

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

	Three Months EndedSeptember 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of ATM operating revenues	$226	$207	$594	$590
Selling, general, and administrative expenses	1,481	1,050	4,009	2,786
Total stock-based compensation expense	$1,707	$1,257	$4,603	$3,376

The increase in stock-based compensation expense during the three and nine month periods ended September 30, 2010 was due to the issuance of additional shares of restricted stock and stock options to certain of the Company’s employees and directors during 2009 and 2010.  Both the restricted shares and the stock options were granted under the Company’s Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”).

At the Company’s 2010 Annual Meeting of Shareholders held on June 15, 2010, stockholders approved the amendment and restatement of the 2007 Stock Incentive Plan.  Among other things, changes to the 2007 Stock Incentive Plan included an increase in the maximum number of shares of common stock that may be granted as equity incentive awards under the plan by 2,000,000 shares, from 3,179,393 to 5,179,393, of which 2,398,316 shares had been granted as of September 30, 2010.  As a result of the increased number of shares eligible for grant under the 2007 Stock Incentive Plan, in the event the Company makes additional grants under the plan, stock-based compensation expense would increase in future periods.

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

Options.  The number of the Company’s outstanding stock options as of September 30, 2010, and changes during the nine month period ended September 30, 2010, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2010	3,803,771	$8.34
Granted	23,000	$10.95
Exercised	(667,772)	$2.70
Forfeited	(52,500)	$7.73
Options outstanding as of September 30, 2010	3,106,499	$9.58

Options vested and exercisable as of September 30, 2010	2,740,070	$9.58

The options granted during the nine month period ended September 30, 2010 had a total grant-date fair value of approximately $126,500, or $5.50 per share.  As of September 30, 2010, the unrecognized compensation expense associated with outstanding options was approximately $0.9 million.

Restricted Stock.  The number of the Company’s outstanding restricted shares as of September 30, 2010, and changes during the nine month period ended September 30, 2010, are presented below:

Number of Shares
Restricted shares outstanding as of January 1, 2010	1,114,437
Granted	737,440
Vested	(354,437)
Forfeited	(48,750)
Restricted shares outstanding as of September 30, 2010	1,448,690

The restricted shares granted during the nine month period ended September 30, 2010 had a total grant-date fair value of approximately $8.1 million, or $10.92 per share.  As of September 30, 2010, the unrecognized compensation expense associated with restricted share grants was approximately $11.1 million.

(3) Earnings per Share

The Company reports its earnings per share under the two-class method.  Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impacts to the statements of operations) when their impact on net income (loss) available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and nine month periods ended September 30, 2009 and 2010 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, such restricted shares are considered to be participating securities and as such, the Company has allocated the undistributed earnings for the three and nine month periods ended September 30, 2009 and 2010 among the Company’s outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$20,763			$32,931
Less: undistributed earnings allocated to unvested restricted shares	(723)			(1,281)
Net income available to common stockholders	$20,040	40,529,280	$0.49	$31,650	40,119,310	$0.79

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$723			$1,281
Stock options added to the denominator under the treasury stock method		677,958			671,194
Less: Undistributed earnings reallocated to restricted shares	(712)			(1,261)
Net income available to common stockholders and assumed conversions	$20,051	41,207,238	$0.49	$31,670	40,790,504	$0.78

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$6,398			$3,818
Less: undistributed earnings allocated to unvested restricted shares	(191)			(133)
Net income available to common stockholders	$6,207	39,356,013	$0.16	$3,685	39,123,738	$0.09

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$191			$133
Stock options added to the denominator under the treasury stock method		761,585			644,970
Less: Undistributed earnings reallocated to restricted shares	(187)			(131)
Net income available to common stockholders and assumed conversions	$6,211	40,117,598	$0.15	$3,687	39,768,708	$0.09

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock of 395,985 and 427,695 shares for the three and nine month periods ended September 30, 2010, respectively, and 83,416 and 15,339 shares for the three and nine month periods ended September 30, 2009, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(4) Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$20,655	$6,525	$33,133	$4,087
Unrealized gains (losses) on interest rate swap contracts, net	805	(5,287)	(10,296)	(3,751)
Foreign currency translation adjustments	2,668	(1,682)	(1,154)	7,015
Total comprehensive income (loss)	24,128	(444)	21,683	7,351
Less: comprehensive (loss) income attributable to noncontrolling interests	(56)	104	273	275
Comprehensive income (loss) attributable to controlling interests	$24,184	$(548)	$21,410	$7,076

Accumulated other comprehensive loss, net is displayed as a separate component of stockholders’ equity (deficit) in the accompanying Consolidated Balance Sheets and consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Foreign currency translation adjustments	$(25,574)	$(24,420)
Unrealized losses on interest rate swap contracts, net of income taxes of $4.8 million as of September 30, 2010	(43,494)	(33,198)
Total accumulated other comprehensive loss, net	$(69,068)	$(57,618)

During the third quarter of 2010, the Company determined that it was more likely than not that it would be able to realize the benefits associated with its net deferred tax asset positions in the future.  Consequently, $23.7 million of previously-recognized valuation allowances related to its United States segment were released during the quarter, of which $12.6 million related to the deferred tax benefits on the unrealized loss amounts associated with its interest rate swaps in the United States.  Although the valuation allowances associated with the Company’s interest rate swap contracts were initially established by a charge against other comprehensive income, in accordance with U.S. GAAP, the release of the beginning of the year valuation allowance amount has been reflected as an income tax benefit within the accompanying Consolidated Statements of Operations.  As a result, the Company now records the unrealized loss amounts related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity (deficit) in the accompanying Consolidated Balance Sheets.

The Company currently believes that the unremitted earnings of its United Kingdom and Mexico subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. While the Company’s United Kingdom subsidiary has recently begun repaying certain working capital advances provided by the Company’s domestic entities during the past few years, the Company’s original capital investment is not expected to be repaid in the foreseeable future.  Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.

 (5) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of September 30, 2010, as well as the changes in the net carrying amounts for the nine month period ended September 30, 2010, by segment:

	Goodwill			Trade Name
	U.S.	U.K.	Mexico	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2010:
Gross balance	$150,461	$63,994	$714	$200	$3,243	$218,612
Accumulated impairment loss	—	(50,003)	—	—	—	(50,003)
	$150,461	$13,991	$714	$200	$3,243	$168,609

Foreign currency translation adjustments	—	(302)	(6)	—	(69)	(377)

Balance as of September 30, 2010:
Gross balance	$150,461	$63,692	$708	$200	$3,174	$218,235
Accumulated impairment loss	—	(50,003)	—	—	—	(50,003)
	$150,461	$13,689	$708	$200	$3,174	$168,232

Intangible Assets with Definite Lives

The following is a summary of the Company’s intangible assets that are subject to amortization as of September 30, 2010:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and branding contracts/relationships	$158,764	$(91,825)	$66,939
Deferred financing costs	8,318	(2,274)	6,044
Exclusive license agreements	6,057	(3,837)	2,220
Non-compete agreements	511	(232)	279
Total	$173,650	$(98,168)	$75,482

 (6) Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Accrued merchant commissions	$12,580	$11,470
Accrued compensation	6,081	8,470
Accrued armored fees	5,157	5,234
Accrued merchant settlement amounts	3,259	3,603
Accrued cash rental and management fees	2,290	2,866
Accrued interest rate swap payments	2,156	1,937
Accrued interest expense	1,795	10,406
Accrued ATM telecommunications costs	1,410	1,169
Accrued maintenance fees	1,393	4,133
Accrued processing costs	1,232	1,556
Other accrued expenses	8,693	6,739
Total	$46,046	$57,583

(7) Long-Term Debt

The Company’s long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Revolving credit facility	$73,000	$—
Senior subordinated notes due September 2018	200,000	—
Senior subordinated notes due August 2013 (net of unamortized discounts of $2.8 million as of December 31, 2009)	—	297,242
Other	9,191	9,810
Total	282,191	307,052
Less: current portion	2,829	2,122
Total long-term debt, excluding current portion	$279,362	$304,930

Revolving Credit Facility

On July 15, 2010, the Company refinanced its $175.0 million revolving credit agreement.  Under the terms of the new agreement, outstanding borrowings bear interest at either the London Interbank Offered Rate (“LIBOR”) or Base Rate (as defined in the agreement), at the Company’s election, plus an applicable margin, based on the Company’s Total Leverage Ratio (as defined in the agreement).  The facility, which includes a $15.0 million swing line facility, a $60.0 million foreign currency sub-limit, and a $20.0 million letter of credit sub-limit, provides for $175.0 million in borrowings and letters of credit, but also contains a feature that allows the Company to expand the facility up to an amount of $250.0 million, subject to the availability of additional bank commitments.  The facility has a termination date of July 2015, which was extended during the third quarter from the initial termination date of February 2013 as a result of the refinancing of the Company’s senior subordinated notes (discussed below).

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
•
A ratio of (i) the sum of (a) Consolidated Adjusted Pro Forma EBITDA for the four quarter period then ended, minus (b) capital expenditures of the Company and the restricted subsidiaries for such period, minus (c) dividends and distributions in respect of its equity interests paid by the Company and the restricted subsidiaries during such period (excluding any such dividends and distributions paid to an obligor or restricted subsidiary), minus (d) consideration paid by the Company for repurchase or redemption of its equity interests held by its employees, directors and officers during such period in excess of $5.0 million minus (e) consideration paid by the Company for repurchase or redemption of its equity interests held by other persons during such period in excess of $10.0 million, minus (f) cash taxes paid by the Company and the restricted subsidiaries during such period, to (ii) cash interest expense (the “Fixed Charge Coverage Ratio”) of at least 1.50 to 1.00.

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

As of September 30, 2010, $73.0 million of borrowings were outstanding under the revolving credit facility.  Additionally, as of September 30, 2010, the Company had a $4.3 million letter of credit posted under the facility to secure borrowings under the Company’s United Kingdom subsidiary’s overdraft facility (discussed below). This letter of credit, which may be drawn upon in the event the Company defaults under the overdraft facility, reduces the Company’s borrowing capacity under its revolving credit facility. As of September 30, 2010, the Company’s available borrowing capacity under the facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) and interest expense covenants contained in the credit agreement, totaled $97.7 million, and the Company was in compliance with all applicable covenants and ratios under the facility.

Termination of Previous Credit Facility

Concurrent with entering into its new revolving credit facility on July 15, 2010, the Company terminated its previous $175.0 million revolving credit facility, under which no amounts were outstanding as of December 31, 2009 or as of the date of the termination.  No material termination fees or penalties were incurred by the Company in connection with the termination of the previously-existing credit facility, which was due to mature in May 2012.  However, the Company recorded a $0.4 million pre-tax charge during the third quarter of 2010 to write off certain deferred financing costs associated with this facility, which is included in the Write-off of deferred financing costs and bond discounts line item in the accompanying Consolidated Statements of Operations.

Redemption of $100.0 Million Senior Subordinated Notes – Series B

 On July 21, 2010, the Company issued a “Notice of Redemption” for its $100.0 million 9.25% senior subordinated notes – Series B (the “Series B Notes”), which were redeemed on August 20, 2010, at a price of 102.313% of the principal amount, plus accrued but unpaid interest through August 20, 2010.  The redemption of the Series B Notes was funded with approximately $35.0 million of available cash on hand and $65.0 million of borrowings under the Company’s recently-executed revolving credit facility (discussed above).  In connection with the redemption, the Company recorded a $3.2 million pre-tax charge during the third quarter of 2010 to write off the remaining unamortized original issue discount and deferred financing costs associated with the Series B Notes and a $2.3 million pre-tax charge related to the call premium, which are included in the Write-off of deferred financing costs and bond discounts and the Redemption costs for early extinguishment of debt line items, respectively, in the accompanying Consolidated Statements of Operations.

Redemption of $200.0 Million Senior Subordinated Notes – Series A

On August 12, 2010, the Company commenced a tender offer for its $200.0 million 9.25% senior subordinated notes (the “Series A Notes”), of which approximately $97.8 million were tendered by August 25, 2010 at the tender offer price of 102.563% of the principal amount, plus accrued but unpaid interest through September 9, 2010.  The remaining $102.2 million of the Series A Notes were redeemed on September 27, 2010 pursuant to a Notice of Redemption at a price of 102.313% of the principal amount, plus accrued but unpaid interest through September 27, 2010.  The redemption of the Series A Notes was funded with proceeds from the Company’s issuance of $200.0 million 8.25% senior subordinated notes due 2018 (discussed below) and borrowings under the Company’s credit facility.  In connection with the tender offer and the redemption, the Company recorded a $3.7 million pre-tax charge during the third quarter of 2010 to write off the remaining unamortized original issue discount and deferred financing costs associated with the Series A Notes and a $4.9 million pre-tax charge related to the call premium, which are included in the Write-off of deferred financing costs and bond discounts and the Redemption costs for early extinguishment of debt line items, respectively, in the accompanying Consolidated Statements of Operations.

Issuance of $200.0 Million 8.25% Senior Subordinated Notes Due 2018

In August, concurrent with the commencement of the tender offer for its Series A Notes, the Company launched a public offering of, and priced, $200.0 million 8.25% senior subordinated notes due September 2018 (the “2018 Notes”). The 2018 Notes were issued at par, and the proceeds from the offering were used to fund the redemption of the Series A Notes (discussed above).  Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by the Company’s domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility.  As of September 30, 2010, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Facilities

Cardtronics Mexico equipment financing agreements.  As of September 30, 2010, other long-term debt consisted of 10 separate equipment financing agreements entered into by Cardtronics Mexico, the Company’s majority-owned (51.0%) subsidiary. These agreements, each of which had an original term of five years, are denominated in Mexican pesos and bear interest at an average fixed rate of 10.47% as of September 30, 2010.  Proceeds from these agreements were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the equipment financing agreements, the Company has issued guarantees for 51.0% of the obligations under such agreements (consistent with its ownership percentage in Cardtronics Mexico.) As of September 30, 2010, the total amount of the guarantees was $58.5 million pesos (or approximately $4.7 million U.S.).

Bank Machine overdraft facility.  Bank Machine, Ltd., the Company’s wholly-owned subsidiary operating in the United Kingdom, currently has a £1.0 million overdraft facility in place. This facility, which bears interest at 1.75% over the Bank of England’s base rate (0.5% as of September 30, 2010) and is secured by a letter of credit posted under the Company’s corporate revolving credit facility, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of September 30, 2010, no amount was outstanding under this facility.

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

The following table is a summary of the changes in the Company’s asset retirement obligation liability for the nine month period ended September 30, 2010 (in thousands):

Asset retirement obligation as of January 1, 2010	$24,003
Additional obligations	3,646
Accretion expense	1,920
Change in estimate	(1,230)
Payments	(2,575)
Foreign currency translation adjustments	(82)
Asset retirement obligation as of September 30, 2010	$25,682

The change in estimate during the nine month period ended September 30, 2010 primarily related to decreased deinstallation cost assumptions for the Company’s ATMs placed in 7-Eleven stores based on an analysis performed by the Company during the third quarter.  See Note 11, Fair Value Measurements for additional disclosures on the Company’s asset retirement obligations in respect to its fair value measurements.

(9) Other Liabilities

Other liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,186	$23,423
Deferred revenue	2,027	2,464
Other	161	160
Total	$25,374	$26,047

Other Long-Term Liabilities:
Interest rate swaps	$28,527	$12,656
Deferred revenue	1,684	2,393
Other	2,869	3,450
Total	$33,080	$18,499

The increase in the non-current portion of other long-term liabilities was attributable to the Company’s interest rate swaps, the liabilities for which increased as a result of additional swap agreements entered into during the nine months ended 2010.  Also contributing to the increase was a significant flattening of the forward interest rate curve, which was utilized to value the interest rate swap contracts and resulted in an increase in the Company’s estimated future liabilities under such contracts.

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

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility, if and when outstanding.  The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries, most notably its investment in Bank Machine, Ltd. in the United Kingdom.  While the Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the United States and the United Kingdom.  The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in Mexico, nor does it utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place are as follows:

Notional Amounts United States	Notional Amounts United Kingdom	Notional Amounts Consolidated (1)	Weighted Average Fixed Rate	Terms
(In thousands)
$600,000	£75,000	$719,030	3.76%	October 1, 2010 – December 31, 2010
$625,000	£75,000	$744,030	3.43%	January 1, 2011 – December 31, 2011
$525,000	£50,000	$604,353	3.55%	January 1, 2012 – December 31, 2012
$275,000	£25,000	$314,677	3.53%	January 1, 2013 – December 31, 2013
$100,000	£—	$100,000	3.61%	January 1, 2014 – December 31, 2014
____________

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.59 to £1.00, which was the exchange rate in effect as of September 30, 2010.

The Company has designated a majority of its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations.  Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item within stockholders’ equity (deficit) in the accompanying Consolidated Balance Sheets.

During the third quarter of 2010, the Company determined that it was more likely than not that it would be able to realize the benefits associated with its net deferred tax asset positions in the future.  Consequently, $23.7 million of previously-recognized valuation allowances related to its United States segment were released during the quarter, of which $12.6 million related to the deferred tax benefits on the unrealized loss amounts associated with its interest rate swaps in the United States.  Although the valuation allowances associated with the Company’s interest rate swap contracts were initially established by a charge against other comprehensive income, in accordance with U.S. GAAP, the release of the beginning of the year valuation allowance amount has been reflected as an income tax benefit within the accompanying Consolidated Statements of Operations.  As a result, the Company now records the unrealized loss amounts related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity (deficit) in the accompanying Consolidated Balance Sheets.

Cash Flow Hedging Strategy

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedge transaction affects earnings.  Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings.  However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company’s vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial.  Accordingly, no ineffectiveness amounts associated with the Company’s cash flow hedges have been recorded in the Company’s consolidated financial statements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period.

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

The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges.  Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the United Kingdom.  During the fourth quarter of 2009, the Company’s vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.  As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.  In December 2009, the Company entered into a series of additional trades, the effects of which were to offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.  Since the underlying swaps were not deemed to be effective hedges of the Company’s underlying vault cash rental costs, during the three and nine months ended September 30, 2010, an unrealized gain and a corresponding realized loss of $0.3 million and $0.7 million, respectively, related to these swaps have been reflected in the Other (income) expense line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures

The following tables depict the effects of the use of the Company’s derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	$—	Prepaid expenses, deferred costs, and other assets	$1,445

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$890	Prepaid expenses, deferred costs, and other current assets	$—
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	495	Prepaid expenses, deferred costs, and other assets	—
Total		$1,385		$—

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$21,207	Current portion of other long-term liabilities	$22,286
Interest rate swap contracts	Other long-term liabilities	27,299	Other long-term liabilities	11,139
Total		$48,506		$33,425

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$1,979	Current portion of other long-term liabilities	$1,137
Interest rate swap contracts	Other long-term liabilities	1,228	Other long-term liabilities	1,517
Total		$3,207		$2,654

Total Derivatives:		$50,328		$34,634

The Asset Derivative Instruments reflected in the table above relate to the current portion of certain derivative instruments that were in an overall liability position, for which the non-current portion is reflected in the Liability Derivative Instruments portion above.

Statements of Operations Data

	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income(Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009
	(In thousands)			(In thousands)
Interest rate swap contracts	$(5,856)	$(11,019)	Cost of ATM operating revenues	$(6,422)	$(5,732)

	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income(Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009
	(In thousands)			(In thousands)
Interest rate swap contracts	$(30,362)	$(20,521)	Cost of ATM operating revenues	$(19,208)	$(16,770)

		Three Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2010	2009
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$(239)	$—
Interest rate swap contracts	Other (income) expense	(40)	—
		$(279)	$—

		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2010	2009
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$(858)	$—
Interest rate swap contracts	Other (income) expense	(71)	—
		$(929)	$—

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges.  The Company has not historically, and does not currently anticipate, discontinuing its existing derivative instruments prior to their expiration date.  If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company’s vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company’s current interest rate swap contracts, as occurred during the fourth quarter of 2009, any resulting gains or losses will be recognized within the Other (income) expense line item of the Company’s Consolidated Statements of Operations.

As of September 30, 2010, the Company expects to reclassify $21.5 million of net derivative-related losses contained within accumulated OCI into earnings during the next 12 months concurrent with the recording of the related vault cash rental expense amounts.

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

The following tables summarize the Company’s assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP:

	Fair Value Measurements at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Assets associated with interest rate swaps	$1,385	$—	$1,385	$—

Liabilities:
Liabilities associated with interest rate swaps	$51,713	$—	$51,713	$—

	Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Assets associated with interest rate swaps	$1,445	$—	$1,445	$—

Liabilities:
Liabilities associated with interest rate swaps	$36,079	$—	$36,079	$—

Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value on a non-recurring basis using Level 3 inputs.  The liabilities added during the nine month periods ended September 30, 2010 and 2009 were $3.6 million and $2.4 million, respectively.

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

Interest rate swaps. The fair value of the Company’s interest rate swaps was a net liability of $50.3 million as of September 30, 2010.  These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.

Additions to asset retirement obligation liability.  The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.

Long-term debt.  The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility, if and when there is an amount outstanding, approximates fair value due to the fact that any borrowings are subject to short-term floating market interest rates.  As of September 30, 2010, the fair value of the Company’s $200.0 million senior subordinated notes (see Note 7, Long-Term Debt) totaled $211.0 million, based on the quoted market price for such notes as of that date.

(12) Commitments and Contingencies

Legal Matters

In June 2004, the Company acquired from E*Trade Access, Inc. (“E*Trade”) a portfolio of several thousand ATMs.  In connection with that acquisition, the Company assumed E*Trade’s position in a lawsuit in the United States District Court for the District of Massachusetts (the “Court”) wherein the Commonwealth of Massachusetts (the “Commonwealth”) and the National Federation of the Blind (the “NFB”) had sued E*Trade alleging that E*Trade had the obligation to make its ATMs accessible to blind patrons via voice-guidance.  In June 2007, the Company, the Commonwealth, and the NFB entered into a class action settlement agreement (the “June 2007 Settlement Agreement”) regarding this matter.  The Court approved the June 2007 Settlement Agreement in December 2007. In 2009, the Company requested a modification to the June 2007 Settlement Agreement so as to permit it to complete the upgrading or replacement of approximately 2,200 non-voice-guided ATMs by June 30, 2010, with respect to that portion of the non-voice-guided ATMs located in the Commonwealth, and by December 31, 2010, with respect to that portion of the non-voice-guided ATMs located in other states.  The Commonwealth, the NFB, and the Company have reached an agreement on a proposed modification to the June 2007 Settlement Agreement and have submitted a joint motion to the Court requesting its approval.  The material terms of the proposed modification include that the Company must: (i) ensure all Company-owned ATMs in the state of Massachusetts are voice-guided no later than June 30, 2010, which the Company has accomplished; (ii) ensure all of its Company-owned ATMs located anywhere but in 7-Eleven locations are voice-guided by December 31, 2010; (iii) ensure all of its ATMs located in 7-Eleven locations are voice-guided by March 31, 2011; (iv) affix Braille signage on all Company-owned ATMs; (v) distribute Braille signage to non-Company-owned voice-guided ATMs in its portfolio that have not previously been provided such signage by the Company;  (vi) keep the Company’s internet-based ATM Locator updated as to the location of the Company’s voice-guided ATMs; and (vii) ensure that all voice-guided ATMs in its portfolio have tactilely discernable controls, a headphone jack, and a voice script that enables the consumer to complete an ATM transaction.  The proposed modification to the June 2007 Settlement Agreement was approved by the Court on November 3, 2010.  As the settlement modification does not impact the Company’s obligations under the June 2007 Settlement Agreement but rather only the timing of fulfilling its obligations, the Company does not believe that the settlement modification will have a material impact on its financial condition or results of operations.

On August 16, 2010, a lawsuit was filed in the United States District Court for the District of Delaware entitled Automated Transactions LLC v. IYG Holding Co., et al. The lawsuit names the Company’s wholly-owned subsidiary, Cardtronics USA, Inc. (“CATM-USA”), as one of the defendants. The lawsuit alleges that the Company’s subsidiary and the other defendants have infringed on certain of the plaintiff’s patents by providing retail transactions to consumers through its automated teller machines. The allegations raised by the plaintiff in this suit appear to be similar to the allegations made in a suit filed in 2006. The Company’s supplier in that case agreed to indemnify the Company against the plaintiff’s claims and has agreed to indemnify the Company in this case to the extent the plaintiff’s claims relate to that supplier’s ATMs.  The plaintiff is seeking a permanent injunction, damages, treble damages and costs, including attorney’s fees and expenses. The Company believes that it has meritorious defenses to the plaintiff’s claims and further believes that it is entitled to indemnification from its suppliers under statutory law. While the Company intends to defend the lawsuit vigorously, it cannot currently predict the outcome of this lawsuit, nor can it predict the amount of time and expense that will be required to resolve the lawsuit. An unfavorable resolution of this litigation could adversely impact the Company’s financial condition or results of operation.

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

Regulatory Matters

Financial Regulatory Reform in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (i) call for the establishment of a new Bureau of Consumer Financial Protection, (ii) limit the activities that banking entities may engage in, and (iii) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act have yet to be finalized and will likely not be finalized until the summer of 2011 at the earliest.  Based on the current language contained within the Act, it is uncertain whether the regulation of interchange fees for electronic debit transactions will apply to ATM cash withdrawal transactions.  If ATM cash withdrawal transactions were to fall under the proposed regulatory framework, and the related interchange fees were reduced from their current levels, such change would likely have a negative impact on the Company’s future revenues and operating profits.  Conversely, additional proposed regulations contained within the Act are aimed at providing merchants with additional flexibility in terms of allowing certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  Such a change could result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact the Company’s future revenues and operating profits (through increased transaction levels at the Company’s ATMs).

Change in Mexico Fee Structure.  In May 2010, as supplemented in October 2010, rules promulgated by the Central Bank of Mexico became effective that require ATM operators to choose between receiving an interchange fee from the consumer’s card issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs.

The Company’s majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee rather than selecting the interchange fee-only option, and subsequently increased the amount of its surcharge fees to compensate for the loss of interchange fees that it previously earned on such ATM transactions.  Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.  As a result of the above developments, the Company has reduced its ATM deployments in Mexico and is working on strategies to reverse or offset the negative effects of these events.  If the Company is unsuccessful in such efforts, the Company’s overall profitability in that market will decline.  If such declines are significant, the Company may be required to record an impairment charge in future periods to write down the carrying value of certain existing tangible and intangible assets associated with that operation.

Other Commitments

Asset Retirement Obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $25.7 million accrued for these liabilities as of September 30, 2010.  For additional information, see Note 8, Asset Retirement Obligations.

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

The Indictment alleges that the defendants defrauded multiple financial institutions and seeks the forfeiture to the United States government from the defendants in an amount of at least $75 million.  On September 15, 2010, MVMC’s President pled guilty to counts one through seven of the Indictment and agreed to the entry of a $70 million judgment against him, representing the amount of proceeds obtained as a result of the bank fraud and wire fraud offenses alleged in the Indictment.   A “Consent Order of Forfeiture” in that amount was entered against MVMC’s President on that same date.  With this conviction and forfeiture order in place, the Company believes that the U.S. government will distribute the forfeited assets it obtains to the victims and the Company intends to seek recovery from such forfeited assets, which includes approximately $19 million in cash.  The other defendant named in the indictment, MVMC’s Chief Operating Officer, has not yet entered any plea.

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

(13) Income Taxes

Income tax (benefit) expense based on the Company’s (loss) income before income taxes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Income tax (benefit) expense	$(23,968)	$1,251	$(20,577)	$3,284
Effective tax rate	(723.5)%	16.1%	(163.9)%	44.6%

The effective tax rates for the three and nine month periods ended September 30, 2010, were impacted by the release of certain valuation allowances in the Company’s United States’ segment.  During the third quarter of 2010, the Company determined that it was more likely than not that it would be able to realize the benefits associated with its net deferred tax asset positions in the future.  Consequently, $23.7 million of previously-recognized valuation allowances related to its United States segment were released during the quarter, and the Company expects to release an additional $3.5 million during the remainder of the year.  The Company continues to maintain valuation allowances for its net deferred tax asset positions in the United Kingdom and Mexico, as management currently believes that it is more likely than not that these benefits will not be realized.

It should also be noted that as of December 31, 2009, the Company had approximately $38.0 million in federal net operating loss carryforwards that can be utilized to reduce the Company’s taxable income in future periods, subject to certain restrictions and limitations.  The anticipated utilization of a portion of such carryforwards has been factored into the income tax provision estimates for the three and nine month periods ended September 30, 2010.

(14) Segment Information

As of September 30, 2010, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments.  The Company’s operations in Puerto Rico and the U.S. Virgin Islands are included in its United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

Management uses EBITDA to assess the operating results and effectiveness of its segments.  Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. During the three and nine month periods ended September 30, 2010, as a result of certain financing activities, the Company recorded a $7.3 million charge to write off certain unamortized deferred financing costs and bond discounts and a $7.2 million charge associated with the early extinguishment of debt, which the Company has also excluded from EBITDA.  These charges have been excluded from EBITDA as the Company views these charges as non-recurring events that were specifically related to its decision to improve its capital structure and financial flexibility, and are not related to the Company’s ongoing operations.  Furthermore, management feels the inclusion of such charges in EBITDA would not contribute to management’s understanding of the operating results and effectiveness of its business. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP.  In evaluating the Company’s performance as measured by EBITDA, management recognizes and considers the limitations of this measurement.  EBITDA does not reflect the Company’s obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA is only one of the measurements that management utilizes.  Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with U.S. GAAP.

Below is a reconciliation of EBITDA to net income attributable to controlling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
EBITDA	$33,582	$30,119	$93,275	$74,703
Interest expense, net, including amortization of deferred financing costs and bond discounts	7,610	8,079	23,514	24,605
Write-off of deferred financing costs and bond discounts	7,296	—	7,296	—
Redemption costs for early extinguishment of debt	7,193	—	7,193	—
Income tax (benefit) expense	(23,968)	1,251	(20,577)	3,284
Depreciation and accretion expense	10,865	9,986	31,351	29,560
Amortization expense	3,823	4,405	11,567	13,436
Net income attributable to controlling interests	$20,763	$6,398	$32,931	$3,818

The following tables reflect certain financial information for each of the Company’s reporting segments for the three and nine month periods ended September 30, 2010 and 2009.  All intercompany transactions between the Company’s reporting segments have been eliminated.

	For the Three Month Period Ended September 30, 2010
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$108,785	$21,737	$6,083	$—	$136,605
Intersegment revenues	816	—	—	(816)	—
Cost of revenues	71,055	16,506	4,706	(816)	91,451
Selling, general, and administrative expenses (1)	9,743	1,260	516	—	11,519
Loss on disposal of assets	134	222	12	—	368

EBITDA	28,886	3,728	860	108	33,582

Depreciation and accretion expense	6,848	3,179	844	(6)	10,865
Amortization expense	3,397	421	5	—	3,823
Interest expense, net	6,296	1,082	232	—	7,610

Capital expenditures (2)	$12,894	$5,214	$839	$—	$18,947

	For the Three Month Period Ended September 30, 2009
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$104,019	$19,987	$4,597	$—	$128,603
Intersegment revenues	593	—	—	(593)	—
Cost of revenues	71,907	13,171	3,276	(593)	87,761
Selling, general, and administrative expenses (1)	7,646	1,279	285	—	9,210
Loss on disposal of assets	494	410	143	—	1,047

EBITDA	24,268	5,099	889	(137)	30,119

Depreciation and accretion expense	6,680	2,865	446	(5)	9,986
Amortization expense	3,940	454	11	—	4,405
Interest expense, net	6,601	1,306	172	—	8,079

Capital expenditures (2)	$5,368	$1,490	$1,860	$—	$8,718

	For the Nine Month Period Ended September 30, 2010
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$316,345	$60,701	$20,283	$—	$397,329
Intersegment revenues	2,269	—	—	(2,269)	—
Cost of revenues	210,249	45,758	15,513	(2,269)	269,251
Selling, general, and administrative expenses (1)	27,666	3,772	1,496	—	32,934
Loss on disposal of assets	929	906	5	—	1,840

EBITDA	80,013	10,191	3,273	(202)	93,275

Depreciation and accretion expense	20,188	9,065	2,114	(16)	31,351
Amortization expense	10,062	1,488	17	—	11,567
Interest expense, net	19,771	3,014	729	—	23,514

Capital expenditures (2)	$27,402	$9,773	$3,326	$—	$40,501

	For the Nine Month Period Ended September 30, 2009
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$303,056	$52,795	$12,745	$—	$368,596
Intersegment revenues	1,479	—	—	(1,479)	—
Cost of revenues	213,937	36,963	9,511	(1,479)	258,932
Selling, general, and administrative expenses (1)	26,332	3,564	753	—	30,649
Loss on disposal of assets	1,884	2,804	143	—	4,831

EBITDA	63,169	9,447	2,356	(269)	74,703

Depreciation and accretion expense	20,253	8,028	1,294	(15)	29,560
Amortization expense	12,110	1,296	30	—	13,436
Interest expense, net	20,340	3,782	483	—	24,605

Capital expenditures (2)	$11,680	$5,363	$2,474	$—	$19,517
____________

(1)
Selling, general, and administrative expenses for the three and nine months ended September 30, 2010 includes $0.3 million and $1.0 million, respectively, of costs associated with the preparation and filing of a shelf registration statement and the completion of two secondary equity offerings as well as $0.7 million in severance costs associated with the Company’s recent management reorganization. Selling, general, and administrative expenses for the nine month period ended September 30, 2009 includes $1.2 million in severance costs associated with the departure of the Company’s former Chief Executive Officer in March 2009.  These items negatively impacted the Company’s EBITDA during the periods.

(2)
Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs, and capital expenditures financed by direct debt.  Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	September 30, 2010	December 31, 2009
	(In thousands)
United States	$480,519	$450,410
United Kingdom	74,235	76,109
Mexico	18,566	17,235
Eliminations	(116,411)	(83,350)
Total	$456,909	$460,404

(15) New Accounting Pronouncements

Adopted

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

(16) Supplemental Guarantor Financial Information

The Company’s $200.0 million senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and nine month periods ended September 30, 2010 and 2009 and the condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$109,601	$27,820	$(816)	$136,605
Operating costs and expenses	1,776	89,401	27,671	(822)	118,026
Operating (loss) income	(1,776)	20,200	149	6	18,579
Interest expense, net, including amortization of deferred financing costs and bond discounts	1,692	4,604	1,314	—	7,610
Write-off of deferred financing costs and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Equity in earnings of subsidiaries	(17,425)	—	—	17,425	—
Other (income) expense, net	(346)	129	10	—	(207)
(Loss) income before income taxes	(186)	15,467	(1,175)	(17,419)	(3,313)
Income tax benefit	(20,835)	(3,133)	—	—	(23,968)
Net income (loss)	20,649	18,600	(1,175)	(17,419)	20,655
Net loss attributable to noncontrolling interests	—	—	—	(108)	(108)
Net income (loss) attributable to controlling interests and available to common stockholders	$20,649	$18,600	$(1,175)	$(17,311)	$20,763

	Three Months Ended September 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$104,612	$24,584	$(593)	$128,603
Operating costs and expenses	1,325	89,342	22,340	(598)	112,409
Operating (loss) income	(1,325)	15,270	2,244	5	16,194
Interest expense, net, including amortization of deferred financing costs and bond discounts	1,084	5,517	1,478	—	8,079
Equity in earnings of subsidiaries	(10,416)	—	—	10,416	—
Other income, net	308	—	31	—	339
Income before income taxes	7,699	9,753	735	(10,411)	7,776
Income tax expense	1,179	72	—	—	1,251
Net income	6,520	9,681	735	(10,411)	6,525
Net income attributable to noncontrolling interests	—	—	—	127	127
Net income attributable to controlling interests and available to common stockholders	$6,520	$9,681	$735	$(10,538)	$6,398

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$318,614	$80,984	$(2,269)	$397,329
Operating costs and expenses	4,825	264,269	80,134	(2,285)	346,943
Operating (loss) income	(4,825)	54,345	850	16	50,386
Interest expense, net, including amortization of deferred financing costs and bond discounts	5,529	14,242	3,743	—	23,514
Write-off of deferred financing costs and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Equity in earnings of subsidiaries	(39,845)	—	—	39,845	—
Other expense (income), net	87	(330)	70	—	(173)
Income (loss) before income taxes	14,915	40,433	(2,963)	(39,829)	12,556
Income tax benefit	(18,202)	(2,375)	—	—	(20,577)
Net income (loss)	33,117	42,808	(2,963)	(39,829)	33,133
Net income attributable to noncontrolling interests	—	—	—	202	202
Net income (loss) attributable to controlling interests and available to common stockholders	$33,117	$42,808	$(2,963)	$(40,031)	$32,931

Condensed Consolidating Statements of Operations – continued

	Nine Months Ended September 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$304,535	$65,540	$(1,479)	$368,596
Operating costs and expenses	3,614	270,902	64,386	(1,494)	337,408
Operating (loss) income	(3,614)	33,633	1,154	15	31,188
Interest expense, net, including amortization of deferred financing costs and bond discounts	2,392	17,948	4,265	—	24,605
Equity in earnings of subsidiaries	(13,265)	—	—	13,265	—
Other expense (income), net	117	(904)	(1)	—	(788)
Income (loss) before income taxes	7,142	16,589	(3,110)	(13,250)	7,371
Income tax expense	3,070	214	—	—	3,284
Net income (loss)	4,072	16,375	(3,110)	(13,250)	4,087
Net income attributable to noncontrolling interests	—	—	—	269	269
Net income (loss) attributable to controlling interests and available to common stockholders	$4,072	$16,375	$(3,110)	$(13,519)	$3,818

Condensed Consolidating Balance Sheets

	As of September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$49	$1,892	$682	$—	$2,623
Accounts and notes receivable, net	28,255	19,320	4,130	(28,451)	23,254
Other current assets	1,792	6,883	7,843	(6)	16,512
Total current assets	30,096	28,095	12,655	(28,457)	42,389
Property and equipment, net	—	94,067	63,148	(138)	157,077
Intangible assets, net	5,854	65,438	7,564	—	78,856
Goodwill	—	150,461	14,397	—	164,858
Investments in subsidiaries	5,837	—	—	(5,837)	—
Intercompany receivable (payable)	254,659	25,847	(6,343)	(274,163)	—
Deferred tax asset, net	8,109	1,051	110	—	9,270
Prepaid expenses, deferred costs, and other assets	—	3,189	1,270	—	4,459
Total assets	$304,555	$368,148	$92,801	$(308,595)	$456,909
Liabilities and Stockholders’ Equity (Deficit):
Current portion of long-term debt and notes payable	$—	$—	$2,829	$—	$2,829
Current portion of other long-term liabilities	—	21,486	3,968	—	25,454
Accounts payable and accrued liabilities	6,347	65,051	22,318	(28,452)	65,264
Total current liabilities	6,347	86,537	29,115	(28,452)	93,547
Long-term debt	273,000	—	6,362	—	279,362
Intercompany payable	—	168,241	105,573	(273,814)	—
Deferred tax liability, net	—	—	30	—	30
Asset retirement obligations	—	14,726	10,956	—	25,682
Other long-term liabilities	—	30,057	3,023	—	33,080
Total liabilities	279,347	299,561	155,059	(302,266)	431,701
Stockholders’ equity (deficit)	25,208	68,587	(62,258)	(6,329)	25,208
Total liabilities and stockholders’ equity (deficit)	$304,555	$368,148	$92,801	$(308,595)	$456,909

Condensed Consolidating Balance Sheets – continued

	As of December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$40	$8,400	$2,009	$—	$10,449
Accounts and notes receivable, net	38,261	23,846	3,980	(38,387)	27,700
Other current assets	80	8,218	6,627	(6)	14,919
Total current assets	38,381	40,464	12,616	(38,393)	53,068
Property and equipment, net	—	86,975	60,527	(154)	147,348
Intangible assets, net	6,467	73,390	9,179	—	89,036
Goodwill	—	150,461	14,705	—	165,166
Investments in subsidiaries	(30,887)	—	—	30,887	—
Intercompany receivable (payable)	306,786	11,681	(6,015)	(312,452)	—
Prepaid expenses, deferred costs, and other assets	—	3,454	2,332	—	5,786
Total assets	$320,747	$366,425	$93,344	$(320,112)	$460,404
Liabilities and Stockholders’ (Deficit) Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,122	$—	$2,122
Capital lease obligations	—	235	—	—	235
Current portion of other long-term liabilities	3,075	23,217	2,876	—	29,168
Accounts payable and accrued liabilities	10,750	77,829	20,295	(38,387)	70,487
Total current liabilities	13,825	101,281	25,293	(38,387)	102,012
Long-term debt, net of related discounts	297,242	—	7,688	—	304,930
Intercompany payable	—	205,215	106,889	(312,104)	—
Deferred tax liability, net	10,970	1,326	(46)	—	12,250
Asset retirement obligations	—	14,405	9,598	—	24,003
Other long-term liabilities	—	16,931	1,568	—	18,499
Total liabilities	322,037	339,158	150,990	(350,491)	461,694
Stockholders’ (deficit) equity	(1,290)	27,267	(57,646)	30,379	(1,290)
Total liabilities and stockholders’ (deficit) equity	$320,747	$366,425	$93,344	$(320,112)	$460,404

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$2,315	$58,104	$12,574	$—	$72,993
Additions to property and equipment	—	(25,024)	(12,386)	—	(37,410)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(2,378)	(171)	—	(2,549)
Net cash used in investing activities	—	(27,402)	(12,557)	—	(39,959)
Proceeds from issuance of long-term debt	345,000	9,025	—	(9,025)	345,000
Repayments of long-term debt and capital leases	(379,193)	(46,235)	(1,585)	46,000	(381,013)
Issuance of long-term notes receivable	(9,025)	—	—	9,025	—
Payments received on long-term notes receivable	46,000	—	—	(46,000)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(47)	—	(47)
Debt issuance and modification costs	(5,227)	—	—	—	(5,227)
Proceeds from exercises of stock options	1,802	—	—	—	1,802
Repurchase of capital stock	(1,663)	—	—	—	(1,663)
Net cash used in financing activities	(2,306)	(37,210)	(1,632)	—	(41,148)
Effect of exchange rate changes on cash	—	—	288	—	288
Net increase (decrease) in cash and cash equivalents	9	(6,508)	(1,327)	—	(7,826)
Cash and cash equivalents as of beginning of period	40	8,400	2,009	—	10,449
Cash and cash equivalents as of end of period	$49	$1,892	$682	$—	$2,623

Condensed Consolidating Statements of Cash Flows – continued

	Nine Months Ended September 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(24,966)	$64,048	$8,802	$—	$47,884
Additions to property and equipment	—	(11,624)	(7,329)	—	(18,953)
Payments for exclusive license agreements and site acquisition costs	—	(56)	(65)	—	(121)
Net cash used in investing activities	—	(11,680)	(7,394)	—	(19,074)
Proceeds from issuance of long-term debt	46,000	22,000	2,312	(23,000)	47,312
Repayments of long-term debt and capital leases	(72,500)	(74,709)	(1,013)	74,130	(74,092)
Issuance of long-term notes receivable	(23,000)	—	—	23,000	—
Payments received on long-term notes receivable	74,130	—	—	(74,130)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(142)	—	(142)
Payments received on subscriptions receivable	34	—	—	—	34
Proceeds from exercises of stock options	1,219	—	—	—	1,219
Debt issuance and modification costs	(458)	—	—	—	(458)
Repurchase of capital stock	(439)	—	—	—	(439)
Net cash provided by (used in) financing activities	24,986	(52,709)	1,157	—	(26,566)
Effect of exchange rate changes on cash	—	—	473	—	473
Net increase (decrease) in cash and cash equivalents	20	(341)	3,038	—	2,717
Cash and cash equivalents as of beginning of period	20	3,165	239	—	3,424
Cash and cash equivalents as of end of period	$40	$2,824	$3,277	$—	$6,141

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we currently anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our financial outlook and the financial outlook of the ATM industry;
•	our ability to respond to recent and future regulatory changes that may impact the ATM and financial services industries;
•	our ability to respond to potential reductions in the amount of interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs;
•	our ability to provide new ATM solutions to financial institutions;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers;
•	the implementation of our corporate strategy, including successful implementation of certain strategic organizational changes that were recently initiated;
•	our ability to compete successfully with new and existing competitors;
•	our ability to renew and strengthen our existing customer relationships and add new customers;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	our ability to pursue and successfully integrate acquisitions;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to prevent security breaches;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	our ability to manage concentration risks with key vendors and service providers;
•	changes in interest rates and foreign currency rates; and
•	the additional risks we are exposed to in our armored transport business.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A. Risk Factors and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”), (3) our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, (4) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (5) other announcements we make from time to time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. owns the world’s largest non-bank network of automated teller machines (“ATM”) and multi-function financial services kiosks.  As of September 30, 2010, our network included over 36,400 devices throughout the United States (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom, and Mexico, primarily within national and regional merchant locations.  Included within this number were approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers.

Also included in our network as of September 30, 2010 were approximately 2,900 ATMs to which we provided various forms of managed services solutions.  Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining, as well as at times owning, their ATM fleets.  Under these types of arrangements, we typically receive a fixed monthly management fee in return for providing certain services, including monitoring, maintenance, cash management, customer service, and transaction processing.  We do not receive surcharge and interchange fees in these arrangements, but rather those amounts are passed on to our counterparties. Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties.  For additional discussion of our operations and the manners in which we derive revenues, please refer to our 2009 Form 10-K.

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
•
Net cash provided by operating activities increased from $16.2 million in 2008 to $74.9 million in 2009, allowing us to pay down the entire amount previously outstanding under our revolving credit facility at the end of 2009.

We have continued to see many of these same positive operating trends during the course of 2010, and expect many of those trends to continue, at a minimum, through the end of this year.  Furthermore, we plan to continue to maximize the value of our existing network and to look for opportunities to selectively expand that network within our existing geographic segments.  In particular, we hope to increase our future revenues by focusing on the following:

•	Deploying additional ATMs within our existing retail merchant partner locations and implementing selective surcharge rate (or “convenience fee”) increases;
•	Adding new retail merchant partners to our portfolio of existing retail locations;
•
Driving incremental transactions to our devices through the continued expansion of our existing bank branding and surcharge-free network offerings, as well as through other initiatives that we expect to undertake in the near future;

•	Continuing to expand the number of issuing financial institutions that participate in Allpoint;
•	Providing ATM management services (generally on a fixed-fee basis) for fleets of ATMs of financial institutions and large retailers; and
•	Selectively expanding our existing ATM estate within the United Kingdom, while also considering additional market entries outside of the United States.

In addition to the above, we plan to continue to invest in our technology and infrastructure so that we can offer additional services to financial institutions and retailers, while at the same time, focusing on optimizing the efficiency of our existing platform to ensure that we remain one of the lowest cost and highest quality service providers within the industry.

Finally, we recently announced a series of organizational changes that are intended to further bolster our sales and product development efforts as they relate to the strategic initiatives outlined above.

Recent Events

Withdrawal Transaction and Revenue Trends – United States.  For the three and nine month periods ended September 30, 2010, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 1.0% and 1.9%, respectively, over the same periods in prior year.  Additionally, total same-store revenue growth totaled 10.0% and 7.5% for the three and nine month periods, respectively.  We define same-store ATMs as all ATMs that were continuously transacting for the trailing 13-month period to ensure the exclusion of any new growth or mid-month installations.

As has been the case throughout the year, the year-over-year same-store increases in cash withdrawal transactions were primarily due to two key factors: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings, and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments.  With respect to the latter, the increase in the number of stored-value cards in circulation has served to increase our potential customer base, as these stored-value cards are capable of being used in ATMs, and many of the individuals to whom the cards have been issued are traditionally unbanked or underbanked and have not historically been able to utilize ATMs.  We expect to continue to see an increase in the number of stored-value cards in the future, which we believe will result in an increase in the number of cash withdrawal transactions being conducted on our domestic ATMs.  Also impacting our same-store metrics during the periods were surcharge rate increases that we implemented in certain retail partner locations during the latter half of 2009 and the first half of 2010.  While these surcharge rate increases have had somewhat of a negative impact on transaction volumes, the additional surcharge revenues generated by the rate increases has more than offset the reduced volumes, evident in the fact that while same-store cash withdrawal transactions were up modestly for the periods, same-store revenues were up quite significantly.

Total transactions conducted on our domestic ATMs decreased 1.5% and 1.7% for the three and nine month periods ended September 30, 2010, respectively, when compared to the same periods in prior year.  These decreases were primarily due to the previously-announced losses of two significant merchant customer relationships, one in the fourth quarter of 2009 and the other in the second quarter of 2010, as well as the above-discussed surcharge rate increases, which despite their positive impact on revenues, contributed to a decrease in surcharge transaction counts.

As our surcharge-free offerings continue to grow in the United States, so do the interchange revenues we earn from the networks and card-issuing financial institutions whose customers utilize our ATMs.  The interchange rates paid to independent ATM deployers, such as ourselves, are set by the various EFT networks over which the underlying transactions are routed.  Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks.  For example, during April 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network.  As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by this network.  This rate change and the increased volume conducted on the lower-priced network has reduced our interchange revenues as well as our ATM operating gross profits.  Furthermore, if additional financial institutions move to take advantage of this lower pricing, or if additional networks reduce the interchange rates they currently pay to ATM deployers, our future revenues and gross profits would be negatively impacted.

Withdrawal Transaction and Revenue Trends – United Kingdom.  For the three and nine month periods ended September 30, 2010, total same-store cash withdrawal transactions conducted on our United Kingdom ATMs increased by 6.6% and 3.7%, respectively, over the same periods in prior year.  These increases were due to the continued shift in the mix of ATMs in the United Kingdom (i.e., less pay-to-use ATMs and more surcharge-free, or “free-to-use” ATMs).  While the number of free-to-use ATMs within our portfolio increased by 55.3% and 53.2% for the three and nine months ended September 30, 2010, respectively, over the same periods in prior year, our pay-to-use ATMs in that market continued to show year-over-year transaction declines and partially offset the year-over-year transaction gains that were generated by our free-to-use machines.  As a result of this trend, most of our recent ATM installations in the United Kingdom have been, and will likely continue to be, free-to-use locations.

Although we earn less revenue per cash withdrawal transaction in a free-to-use location, the higher transactions from our free-to-use locations are expected to generate interchange revenues that are sufficient to offset the anticipated decline in surcharge revenues in 2010 resulting from the negative pay-to-use transaction trends noted above.  However, interchange rates in the United Kingdom are set by LINK, the United Kingdom’s primary ATM debit network based on an annual study of ATM operating costs.  Since interest rates and cost of cash have declined, LINK has announced a reduction in interchange rates effective January 1, 2011.  As a result, interchange revenues generated by our free-to-use ATMs in 2011 are expected to be somewhat negatively impacted.

Financial Regulatory Reform in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (i) call for the establishment of a new Bureau of Consumer Financial Protection, (ii) limit the activities that banking entities may engage in, and (iii) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act have yet to be finalized and will likely not be finalized until the summer of 2011 at the earliest.  Based on the current language contained within the Act, it is uncertain whether the regulation of interchange fees for electronic debit transactions will apply to ATM cash withdrawal transactions.  If ATM cash withdrawal transactions were to fall under the proposed regulatory framework, and the related interchange fees were reduced from their current levels, such change would likely have a negative impact on our future revenues and operating profits.  Conversely, additional proposed regulations contained within the Act are aimed at providing merchants with additional flexibility in terms of allowing certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  Such a change would likely result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact our future revenues and operating profits (through increased transaction levels at our ATMs).

Change in Mexico Fee Structure.  In May 2010, as supplemented in October 2010, rules promulgated by the Central Bank of Mexico became effective that require ATM operators to choose between receiving an interchange fee from the consumer’s card issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs.

Our majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee rather than selecting the interchange fee-only option, and subsequently increased the amount of our surcharge fees to compensate for the loss of interchange fees that we previously earned on such ATM transactions.  Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.  As a result of the above developments, we have reduced our ATM deployments in Mexico and are working on strategies to reverse or offset the negative effects of these events.  If we are unsuccessful in such efforts, our overall profitability in that market will decline.  If such declines are significant, we may be required to record an impairment charge in future periods to write-down the carrying value of certain existing tangible and intangible assets associated with that operation.

Corporate Debt Restructuring. During the three month period ended September 30, 2010, we conducted a series of financing transactions to restructure and improve our overall debt structure.  These transactions included (1) the execution of a new $175.0 million bank credit facility; (2) the redemption of our previously-outstanding $300.0 million 9.25% senior subordinated notes due 2013; and (3) the issuance of $200.0 million 8.25% senior subordinated notes due 2018.  Through these transactions, we accomplished a number of goals, including (1) reducing our overall leverage, (2) extending the maturity on the majority of our debt from three years to eight years, (3) increasing our financial flexibility, and (4) reducing our expected interest costs in future periods.  With regards to the latter, based on the current interest rate environment, we estimate that the combined effect of the transactions will enable us to save approximately $8.6 million in annual interest expense during 2011, with the annual savings in future periods expected to be slightly higher, assuming we are able to pay down the borrowings currently outstanding under our revolving credit facility.

In conjunction with the termination of our previous revolving credit facility and the redemption of our $300.0 million 9.25% senior subordinated notes (discussed above), we recorded approximately $14.5 million of non-recurring charges.  Of these charges, $7.2 million was the result of the method by which we retired the senior subordinated notes, which required us to pay a call premium to the former bondholders.  This amount is reflected in the Redemption costs for early extinguishment of debt line item in our Consolidated Statement of Operations.  Reflected in the Write-off of deferred financing costs and bond discounts line item are $6.9 million of charges recorded to write off the remaining unamortized deferred financing costs and original issuance discounts associated with the retired notes, and $0.4 million of charges recorded to write off a portion of the unamortized deferred financing costs associated with our previous revolving credit facility.

For additional information on our financing activities during the period, see Item 1, Notes to Consolidated Financial Statements, Note 7, Long-Term Debt – Revolving Credit Facility,  – Redemption of $100.0 Million Senior Subordinated Notes – Series B, – Redemption of $200.0 Million Senior Subordinated Notes – Series A, and – Issuance of $200.0 Million 8.25% Senior Subordinated Notes Due 2018.

Secondary Equity Offering.  On August 24, 2010, we successfully completed an underwritten sale of 7.6 million shares of already outstanding common stock held by our two long-term private equity sponsors, TA Associates, Inc. and The CapStreet Group LLC.  The securities were sold under our shelf registration statement at a price to the public of $14 per share.  We did not, and will not in the future, receive any proceeds from the sale of common stock by TA Associates and/or The CapStreet Group.  As a result of this secondary offering and the secondary offering conducted in March 2010, TA Associates and The CapStreet Group now collectively own approximately 10% of our outstanding shares.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated.  Percentages may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
ATM operating revenues	98.2%	98.1%	98.2%	98.0%
ATM product sales and other revenues	1.8	1.9	1.8	2.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization shown separately below) (1)	65.2	66.2	66.0	68.2
Cost of ATM product sales and other revenues	1.8	2.1	1.7	2.1
Total cost of revenues	66.9	68.2	67.8	70.2
Gross profit	33.1	31.8	32.2	29.8
Operating expenses:
Selling, general, and administrative expenses (2)	8.4	7.2	8.3	8.3
Depreciation and accretion expense	8.0	7.8	7.9	8.0
Amortization expense	2.8	3.4	2.9	3.6
Loss on disposal of assets	0.3	0.8	0.5	1.3
Total operating expenses	19.5	19.2	19.6	21.3
Income from operations	13.6	12.6	12.7	8.5
Other expense:
Interest expense, net	5.2	5.8	5.5	6.2
Amortization of deferred financing costs and bond discounts	0.4	0.5	0.5	0.5
Write-off of deferred financing costs and bond discounts	5.3	0.0	1.8	0.0
Redemption costs for early extinguishment of debt	5.3	0.0	1.8	0.0
Other (income) expense	(0.2)	0.3	0.0	(0.2)
Total other expense	16.0	6.5	9.5	6.5
(Loss) income before income taxes	(2.4)	6.0	3.2	2.0
Income tax (benefit) expense	(17.5)	1.0	(5.2)	0.9
Net income	15.1	5.1	8.3	1.1
Net (loss) income attributable to noncontrolling interests	(0.1)	0.1	0.1	0.1
Net income attributable to controlling interests and available to common stockholders	15.2%	5.0%	8.3%	1.0%
________________

(1)
Excludes effects of depreciation, accretion, and amortization expense of $13.0 million and $12.7 million for the three month periods ended September 30, 2010 and 2009, respectively, and $37.4 million and $38.0 million for the nine month periods ended September 30, 2010 and 2009, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.5% and 9.9% for the three month periods ended September 30, 2010 and 2009, respectively, and by 9.4% and 10.3% for the nine month periods ended September 30, 2010 and 2009, respectively.

(2)
The three and nine month periods ended September 30, 2010 includes $0.3 million and $1.0 million, respectively, of costs associated with the preparation and filing of a shelf registration statement and the completion of two secondary equity offerings, approximately $0.4 million and $1.2 million, respectively, in incremental stock-based compensation expense (when compared to the same period in the prior year), and $0.7 million for both the three and nine month periods in accrued severance costs associated with our recent management reorganization.  The nine month period ended September 30, 2009 includes the effect of $1.2 million in severance costs associated with the departure of our former Chief Executive Officer in March 2009.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average number of transacting ATMs:
United States: Company-owned	18,125	18,156	18,178	18,201
United States: Merchant-owned	9,587	10,054	9,690	10,110
United Kingdom	2,878	2,630	2,796	2,581
Mexico	2,916	2,155	2,843	2,125
Average number of transacting ATMs: ATM deployer services	33,506	32,995	33,507	33,017
United States: Managed services (1)	2,340	1,621	2,057	1,390
Total average number of transacting ATMs	35,846	34,616	35,564	34,407

Total transactions (in thousands):
ATM deployer services	108,119	99,794	309,333	285,647
Managed services	3,771	2,428	9,541	6,718
Total transactions	111,890	102,222	318,874	292,365

Total cash withdrawal transactions (in thousands):
ATM deployer services	65,363	63,558	191,268	183,169
Managed services	2,814	2,005	7,419	5,592
Total cash withdrawal transactions	68,177	65,563	198,687	188,761

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	650	642	634	616

ATM operating revenues	$1,326	$1,275	$1,291	$1,215
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (2)	880	860	867	846
ATM operating gross profit (2) (3)	$446	$415	$424	$369

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	33.6%	32.5%	32.8%	30.4%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	23.9%	22.5%	23.2%	19.9%
________________

(1)
Includes 1,736 and 1,714 ATMs for the three and nine months ended September 30, 2010, respectively, and all ATMs for the three and nine months ended September 30, 2009, for which we only provided EFT transaction processing services.

(2)
Excludes effects of depreciation, accretion, and amortization expense of $13.0 million and $12.7 million for the three month periods ended September 30, 2010 and 2009, respectively, and $37.4 million and $38.0 million for the nine month periods ended September 30, 2010 and 2009, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $130 and $128 for the three month periods ended September 30, 2010 and 2009, respectively, and by $124 and $128 for the nine month periods ended September 30, 2010 and 2009, respectively.

(3)
ATM operating gross profit is a measure of profitability that uses only the revenues and expenses that relate to operating the ATMs in our portfolio. Revenues and expenses from ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$134,090	$126,194	6.3%	$390,337	$361,136	8.1%
ATM product sales and other revenues	2,515	2,409	4.4%	6,992	7,460	(6.3)%
Total revenues	$136,605	$128,603	6.2%	$397,329	$368,596	7.8%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

ATM operating revenues. ATM operating revenues generated during the three month period ended September 30, 2010 increased $7.9 million from the three month period ended September 30, 2009. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended September 30, 2009 to Three Months Ended September 30, 2010
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$734	$(1,105)	$2,381	$2,010
Interchange revenues	64	2,841	(1,161)	1,744
Bank branding and surcharge-free network revenues	3,003	—	—	3,003
Other revenues	1,405	(1)	(265)	1,139
Total increase in ATM operating revenues	$5,206	$1,735	$955	$7,896

United States.  During the three month period ended September 30, 2010, our United States operations experienced a $5.2 million, or 5%, increase in ATM operating revenues compared to the same period in 2009.  The majority of this increase was due to the continued growth of participating banks and other financial institutions in our bank branding programs and our Allpoint surcharge-free network, which resulted in a 17% increase in those related revenues.  Also contributing to the increase in ATM operating revenues were the surcharge rate increases that we implemented in certain retail partner locations during the latter half of 2009 and the first half of 2010.  Although these surcharge rate increases resulted in an increase in surcharge revenues, the rate increases somewhat negatively impacted the level of surcharge transactions conducted on our machines.  Contributing to the increase in interchange revenues were net rate adjustment payments that we resolved with certain gateway and network partners during the quarter, which positively affected our domestic interchange revenues. Further contributing to the decline in the number of surcharge transactions and partially offsetting the impact of the surcharge rate increases was the expansion of our surcharge-free programs, which allow participants’ cardholders to make surcharge-free cash withdrawals at our ATMs, and a decline in our merchant-owned account base.  Finally, managed services revenue increased as a result of our recent expansion of these services, which resulted in the addition of over 880 machines under managed services arrangements during the three month period.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United States operations, see Recent Events - Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom.  Our United Kingdom operations experienced a $1.7 million, or 9%, increase in ATM operating revenues during the three month period ended September 30, 2010, when compared to the same period in 2009, due primarily to a 39% increase in the total number of transactions conducted on our ATMs in that market.  The increased level of transactions was primarily attributable to two factors:  (1) a 9% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2009 and the first half of 2010 at locations of new and existing customers, and (2) a 65% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs.  Conversely, we experienced a decline in surcharge transactions per ATM that resulted in a decline in the amount of surcharge revenues generated by our United Kingdom operations.  Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $3.0 million, or 15%, when compared to the same period in 2009.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United Kingdom operations, see Recent Events - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Mexico.  The $1.0 million, or 20%, increase in ATM operating revenues generated by our Mexico operations during the three month period ended September 30, 2010 was in part the result of a 35% increase in the average number of transacting ATMs associated with these operations.  The new ATMs, many of which were installed during the fourth quarter of 2009 and the first quarter of 2010, contributed to a 9% increase in total transactions during the period as compared to the same period in 2009.  As is further discussed below, our transaction volumes per unit were significantly impacted by the new regulations in Mexico, and while our total revenues grew over the same period in 2009, our revenues per unit declined. Also contributing to the year-over-year increase in ATM operating revenues was increased revenues per transaction from our ATMs deployed in resort locations during 2010.  Although these ATMs positively contributed to our results during the three month period ended September 30, 2010 as a result of higher transaction volumes, we cannot be certain that this trend will continue.  Finally, foreign currency exchange rate movements between the two periods favorably impacted the revenues earned by our Mexico business during the three month period ended September 30, 2010, contributing approximately 4% of the total increase.

Also impacting our results for the period were the new ATM fee rules adopted by the Central Bank of Mexico, which went into effect in May 2010 and negatively impacted our results for the three month period ended September 30, 2010.  These rules require ATM operators to choose between receiving an interchange fee from the consumer’s card issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs.  In response to the new rules, we subsequently increased the surcharge rates charged at our ATMs to compensate for the loss of interchange fees that we previously earned on such ATM transactions.  Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.  As a result of the above developments, we have reduced our ATM deployments in Mexico and are working on strategies to reverse or offset these events.  If we are unsuccessful in such efforts, our overall profitability in that market will decline and accordingly, the year-over-year revenue growth rates for the remainder of 2010 in Mexico will continue to be lower than those seen during the first half of 2010.  For additional information on these new rules, see Recent Events – Change in Mexico Fee Structure above.

ATM product sales and other revenues.  ATM product sales and other revenues for the three month period ended September 30, 2010 were slightly higher than those generated during the same period in 2009, due to normal fluctuations in the timing of revenues earned in this category.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

ATM operating revenues. ATM operating revenues generated during the nine month period ended September 30, 2010 increased $29.2 million from the nine month period ended September 30, 2009. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2010
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$2,349	$(1,554)	$8,721	$9,516
Interchange revenues	(304)	9,392	(1,551)	7,537
Bank branding and surcharge-free network revenues	10,010	—	—	10,010
Other revenues	1,940	—	198	2,138
Total increase in ATM operating revenues	$13,995	$7,838	$7,368	$29,201

United States.  During the nine month period ended September 30, 2010, our United States operations experienced a $14.0 million, or 5%, increase in ATM operating revenues compared to the same period in 2009.  This increase was primarily due to higher bank branding and surcharge-free network revenues attributable to increased participation in these programs by banks and other financial institutions.  Additionally, as was the case during the three months ended September 30, 2010, we generated increased surcharge revenues during the nine months ended September 30, 2010 as a result of surcharge rate increases implemented at select merchant locations and increased managed services revenue from our recent expansion of these services.

United Kingdom.  Our United Kingdom operations also contributed to the higher ATM operating revenues for the nine month period ended September 30, 2010, increasing by $7.8 million, or 15%, from the first nine months of 2009.  This increase was primarily driven by an 8% increase in the average number of transacting ATMs in the United Kingdom, which resulted from additional ATM deployments made throughout 2009 and the first nine months of 2010, and a 72% increase in the number of withdrawal transactions conducted on our free-to-use ATMs.

Mexico.  Our Mexico operations experienced a $7.4 million, or 61%, increase in ATM operating revenues during the nine month period ended September 30, 2010 over the same period in 2009.  This increase was the result of a 34% increase in the average number of transacting ATMs associated with our Mexico operations, which contributed to a 19% increase in the number of total transactions conducted on our machines in that market during the nine months ended September 30, 2010.  As was the case during the three months ended September 30, 2010, foreign currency exchange rate movements between the two periods favorably impacted the revenues earned by our Mexico business during the first nine months of 2010, representing approximately 11% of the total increase.  Finally, as noted above, certain ATM fee rule changes enacted in Mexico in May 2010 have had a negative impact on our ATM operating revenue, which we anticipate to continue for the remainder of 2010.  For additional information on these new rules, see Recent Events – Change in Mexico Fee Structure above.

ATM product sales and other revenues.  ATM product sales and other revenues for the nine month period ended September 30, 2010 were lower than those generated during the same period in 2010 primarily due to lower VAR program sales.  This decrease was partially offset by increased equipment sales as a result of our recent expansion into Puerto Rico and into additional managed services arrangements.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$89,026	$85,083	4.6%	$262,319	$251,287	4.4%
Cost of ATM product sales and other revenues	2,425	2,678	(9.4)%	6,932	7,645	(9.3)%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$91,451	$87,761	4.2%	$269,251	$258,932	4.0%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three month period ended September 30, 2010 increased $3.9 million when compared to the same period in 2009.  Below is the detail, by segment, of changes in the various components of our cost of ATM operating revenues:

	Variance: Three Months Ended September 30, 2009 to Three Months Ended September 30, 2010
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$892	$478	$227	$1,597
Vault cash rental expense	630	339	200	1,169
Other costs of cash	(1,018)	1,258	802	1,042
Repairs and maintenance	(889)	166	(84)	(807)
Transaction processing	(955)	294	—	(661)
Communications	46	36	95	177
Stock-based compensation	19	—	—	19
Other expenses	649	771	(13)	1,407
Total (decrease) increase in cost of ATM operating revenues	$(626)	$3,342	$1,227	$3,943

United States.  During the three month period ended September 30, 2010, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $0.6 million when compared to the same period in 2009. The majority of this decrease was due to a decline in armored courier expense, which is included in the other costs of cash line item above, resulting from more favorable pricing terms in place with our armored service providers and fewer cash fills during the period as a result of our efforts to aggressively manage our costs.  Similarly, our primary domestic maintenance service agreements were renewed on more favorable terms in 2009; however, the benefits from the improved pricing terms during the three month period were somewhat offset by additional costs incurred to load certain software upgrades on a number of our ATMs.  Additionally, the transaction processing costs incurred during the period decreased due to the conversion of our ATMs located in 7-Eleven locations over to our EFT processing platform from a third-party processor.

Offsetting the above decreases were higher merchant commissions, which primarily resulted from the higher surcharge revenues earned during the quarter, and higher vault cash rental expense, which resulted from additional interest rate swap contracts entered into during the latter half of 2009 and the first half of 2010.  These interest rate swaps serve to fix the interest rate on a portion of the monthly vault cash rental fees we pay under our domestic vault cash rental agreements.  Such fixed rates, which became effective in January 2010, are higher than current market interest rates, as the fixed rates under the swap contracts extend through the end of 2014, but serve to reduce our risk exposure in the event market rates rise over the next few years.

United Kingdom.  Our United Kingdom operations experienced an overall increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) during the most recent quarter.  The overall $3.3 million increase was due primarily to the 9% year-over-year increase in the number of average transacting ATMs associated with these operations.  As noted above in our discussion of revenues, the majority of our newly-deployed ATMs in the U.K. market are high transacting, free-to-use ATMs, which frequently carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating.  As a result, we expected to see an overall increase in several of the cost of ATM operating revenue expense categories.  The increase in total transactions during the three month period ended September 30, 2010 also contributed to the increase in merchant commissions during the period.  Finally, contributing to the increased cost of ATM operating revenues was an increase in vault cash rental expense and other costs of cash, which increased 52% on a combined basis during the period as a result of certain interest rate swap transactions that we entered into during the latter half of 2009 and as a result of higher cash management fees paid to our vault cash provider in that market.  As is the case with our domestic interest rate swaps, the interest rate swaps serve to fix the interest rate on a portion of the monthly vault cash rental fees we pay under our vault cash rental agreement in the United Kingdom.  While the fixed rates are higher than current market interest rates, they serve to reduce our risk exposure in the event market rates rise over the next few years.  Partially offsetting these increases were foreign currency exchange rate movements between periods.  Excluding the impact of the exchange rate movements, our cost of ATM operating revenues for the three months ended September 30, 2010 would have been $4.3 million higher than the same period last year.

Mexico.  The increased costs incurred by our Mexico operations during the three month period ended September 30, 2010 were primarily attributable to the 35% increase in the average number of transacting ATMs and the 9% increase in the total number of transactions conducted on these machines during the current period when compared to the same period in 2009.  However, we also saw a disproportionate increase in armored courier expense, which is included in the other costs of cash line item above, as a result of incremental distance-based charges to service our additional ATMs in that market and higher costs associated with servicing our U.S. dollar-dispensing ATMs in that market.  We are currently working with our armored courier vendors in Mexico to maximize the efficiency of its service routes and minimize these distance-based charges in future periods.

Cost of ATM product sales and other revenues.  The 9.4% decrease in the cost of ATM product sales and other revenues during the three month period ended September 30, 2010 compared to the same period in 2009 was due to normal fluctuations in the timing of cost of revenues incurred in this category.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the nine month period ended September 30, 2010 increased $11.0 million from the same period in 2009.  Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2010
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$2,714	$2,356	$2,148	$7,218
Vault cash rental expense	1,527	1,525	545	3,597
Other costs of cash	(3,634)	2,598	2,577	1,541
Repairs and maintenance	(2,593)	106	(234)	(2,721)
Transaction processing	(1,864)	842	178	(844)
Communications	(177)	214	337	374
Stock-based compensation	4	—	—	4
Other expenses	517	1,174	172	1,863
Total (decrease) increase in cost of ATM operating revenues	$(3,506)	$8,815	$5,723	$11,032

United States.  During the nine month period ended September 30, 2010, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations decreased $3.5 million when compared to the cost incurred during the same period in 2009. This decrease was primarily attributable to the same factors discussed above for the three month period, including lower armored courier expenses (included in other costs of cash), lower repairs and maintenance costs, and lower transaction processing costs.  Partially offsetting these cost savings were higher merchant commissions, resulting from the higher ATM operating revenues in the period, and higher vault cash rental expense.

United Kingdom.  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United Kingdom operations increased $8.8 million during the nine months ended September 30, 2010 when compared to the same period in 2009. This overall increase was primarily due to the increased number of transacting ATMs and total number of transactions conducted on our machines, as described above with respect to the three month period.

Mexico.  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our Mexico operations increased by $5.7 million over the same period in prior year primarily due to the increased number of transacting ATMs and the total number of transactions conducted on our ATMs in that market, coupled with the increase in armored courier expenses, as described above with respect to the three month period. Foreign currency exchange rate movements between periods also contributed to the increase in the cost of ATM operating revenues, accounting for approximately 11% of the total increase.  Excluding the impact of exchange rate movements, our cost of ATM operating revenues for the nine months ended September 30, 2010 would have been $4.7 million higher than the same period last year.

Cost of ATM product sales and other revenues. Relatively consistent with the 6.3% decrease in ATM product sales and other revenues discussed above was a 9.3% decrease in the cost of ATM product sales and other revenues during the nine months ended September 30, 2010 compared to the same period in 2009.  These decreases were primarily due to lower VAR program sales during the period.

Gross Profit Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	33.6%	32.5%	32.8%	30.4%
Inclusive of depreciation, accretion, and amortization	23.9%	22.5%	23.2%	19.9%
ATM product sales and other revenues gross profit margin	3.6%	(11.2)%	0.9%	(2.5)%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	33.1%	31.8%	32.2%	29.8%
Inclusive of depreciation, accretion, and amortization	23.5%	21.9%	22.8%	19.4%

ATM operating gross profit margin.  For the three and nine month periods ended September 30, 2010, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased by 1.1 and 2.4 percentage points, respectively, when compared to the same periods in 2009.  Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased by 1.4 and 3.3 percentage points, respectively, during the three and nine months ended September 30, 2010, when compared to the same periods in 2009.  These increases were due to higher margins earned in our United States operating segment during 2010.  The margin improvements in the United States were primarily attributable to the year-over-year increase in revenues from our surcharge-free offerings combined with lower armored and maintenance expenses resulting from the renegotiation of our primary domestic armored courier service and maintenance agreements during the second quarter of 2009.  Offsetting this increase from our United States operating segment were decreases in the gross profit margins generated by our United Kingdom and Mexico operating segments.  Additionally, during the three month period ended September 30, 2010, we recorded certain non-recurring items which positively affected our quarterly gross profit margin in aggregate by approximately 0.8 percentage points.

In the United Kingdom, the decrease was primarily the result of the increases in vault cash rental expense and other costs of cash, as explained in Cost of Revenues above. In Mexico, gross profit margin for the three month period was negatively impacted by the recent ATM fee rules adopted by the Central Bank of Mexico, which went into effect in May 2010.  (See Recent Events – Change in Mexico Fee Structure above.)  Although the increase in the average number of transacting ATMs in Mexico resulted in an overall increase in revenues, our cost of ATM operating revenues also increased during the periods, particularly with respect to our armored courier expenses as described in Cost of Revenues above, and our transaction volumes in that market were negatively affected due to the higher surcharge rates implemented as a result of the recent fee rules.  These factors resulted in an overall reduction in gross profit margins in the Mexico market.

In the future, we expect to see continued expansion in our branding and surcharge-free arrangements, as well as new revenue sources from recently negotiated managed services offerings.  However, recent pressure on withdrawal transactions in Mexico and interchange rate declines in the United States are expected to substantially offset the positive margin effects noted above for the remainder of 2010.  As a result, we currently expect that our total gross profit margin level for the full year of 2010 will be relatively consistent with the margin levels achieved during the first nine months of 2010.  In 2011, we expect that our margins will be relatively consistent with those realized through the first nine months of 2010.  However, interchange rate declines in the United Kingdom and further possible rate declines in the United States could somewhat reduce our overall margins in the future.

ATM product sales and other revenues gross profit margin.  For the three and nine month periods ended September 30, 2010, our ATM product sales and other revenues gross profit margin increased by 14.8 and 3.4 percentage points, respectively, when compared to the same period in 2009.  The increase in the three and nine month periods ended September 30, 2010 were due to higher margins achieved on VAR, equipment, and other service sales during these periods.

Selling, General, and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$10,038	$8,160	23.0%	$28,925	$27,863	3.8%
Stock-based compensation	1,481	1,050	41.0%	4,009	2,786	43.9%
Total selling, general, and administrative expenses	$11,519	$9,210	25.1%	$32,934	$30,649	7.5%

Percentage of total revenues:
Selling, general, and administrative expenses	7.3%	6.3%		7.3%	7.6%
Stock-based compensation	1.1%	0.8%		1.0%	0.8%
Total selling, general, and administrative expenses	8.4%	7.2%		8.3%	8.3%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation.  SG&A expenses, excluding stock-based compensation, increased $1.9 million and $1.1 million for the three and nine month periods ended September 30, 2010, respectively, when compared to the same periods in 2009. These increases were primarily attributable to $0.7 million in accrued severance costs associated with our recent management reorganization and higher other employee-related costs compared to the same periods last year due to increased headcount.  Also contributing to the increase were the costs incurred related to the preparation and filing of a shelf registration statement during the first quarter of 2010 and the completion of two secondary equity offerings during the first and third quarters of 2010.  Partially offsetting these increases for both the three and nine month periods were lower professional fees during 2010 compared to the same period in 2009 and costs in 2009 that were not repeated in 2010, including the recognition of $1.2 million in severance costs associated with the departure of our former Chief Executive Officer in March 2009.

Stock-based compensation.  The increase in stock-based compensation during the three and nine month periods ended September 30, 2010 was due to the issuance of additional shares of restricted stock and stock options during 2009 and 2010.  For additional details on these equity awards, see Item 1, Notes to Consolidated Financial Statements, Note 2, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Depreciation expense	$10,197	$9,473	7.6%	$29,431	$28,074	4.8%
Accretion expense	668	513	30.2%	1,920	1,486	29.2%
Depreciation and accretion expense	$10,865	$9,986	8.8%	$31,351	$29,560	6.1%

Percentage of total revenues:
Depreciation expense	7.5%	7.4%		7.4%	7.6%
Accretion expense	0.5%	0.4%		0.5%	0.4%
Total depreciation and accretion expense	8.0%	7.8%		7.9%	8.0%

For the three and nine month periods ended September 30, 2010, both depreciation expense and accretion expense increased when compared to the same periods in 2009.  These increases were primarily the result of the deployment of additional Company-owned ATMs in the fourth quarter of 2009 and throughout 2010.  Also contributing to the increase in accretion expense was our change in the estimated useful life of our asset retirement obligation assets.  When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.  As we decreased the number of years over which our asset retirement obligation assets are being depreciated, we also made a corresponding decrease to the number of years over which the related liabilities are being accreted, which resulted in increased accretion.

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

Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Amortization expense	$3,823	$4,405	(13.2)%	$11,567	$13,436	(13.9)%

Percentage of total revenues	2.8%	3.4%		2.9%	3.6%

Amortization expense recognized during the three and nine month periods ended September 30, 2010 was lower than the same period in 2009 due to certain contract intangible assets associated with each of our operating segments that were fully amortized during 2009 and 2010.

Loss on Disposal of Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Loss on disposal of assets	$368	$1,047	(64.9)%	$1,840	$4,831	(61.9)%

Percentage of total revenues	0.3%	0.8%		0.5%	1.3%

We recognized higher losses on the disposal of assets during the three and nine month periods ended September 30, 2009 primarily due to certain optimization efforts undertaken by us during the prior year associated with our United Kingdom operations.  These optimization efforts resulted in the identification and deinstallation of approximately 300 underperforming ATMs that could be redeployed under separate ATM operating agreements.  As a result of the deinstallation of these machines, we were required to write off the associated installation costs and any remaining asset retirement obligations associated with the deinstalled machines.  During 2010, we recognized significantly lower losses on the disposals of assets, primarily as a result of the change in estimated useful lives associated with our ATMs and certain of our ATM-related assets.  For additional information on our change in estimates, see Item 1, Notes to Consolidated Financial Statements, Note 1, General and Basis of Presentation – Property and Equipment, net.

Interest Expense, Net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	% Change		2010	2009	% Change
	(In thousands)				(In thousands)
Interest expense, net	$7,064	$7,473	(5.5)%		$21,696	$22,828	(5.0)%
Amortization of deferred financing costs and bond discounts	546	606	(9.9)%		1,818	1,777	2.3%
Total interest expense, net	$7,610	$8,079	(5.8	) %	$23,514	$24,605	(4.4)%

Percentage of total revenues	5.6%	6.3%			5.9%	6.7%

Interest expense, net.  Interest expense, net, decreased during the three and nine month periods ended September 30, 2010, when compared to the same periods in 2009, due to the reduction of long-term debt outstanding during the periods.  Specifically, during the third quarter of 2010, we completed a series of transactions to extend the maturity of our committed access to debt financing and reduce our long-term borrowing costs, including: (1) the execution of a new $175.0 million revolving credit facility in July; (2) the redemption of our $200.0 million 9.25% senior subordinated notes – Series A and our $100 million 9.25% senior subordinated notes – Series B, both of which were due 2013; and (3) the issuance of $200 million 8.25% senior subordinated notes due 2018.  As a result of these actions, we expect that our net interest expense will be lower for the remainder of 2010, lower by $8.6 million for 2011 and for the foreseeable future, absent any additional significant borrowings under the facility.  For additional information on our new revolving credit facility and the senior subordinated notes, see Recent Events above.

Amortization of deferred financing costs and bond discounts. The decrease in the amortization of deferred financing costs and bond discounts during the three month period ended September 30, 2010 from the same period in 2009 was due to a decrease in the deferred financing cost balance after the write-off of these costs related to the previously-outstanding senior subordinated notes and our previous $175.0 million revolving credit facility, as described below in Write-off of Deferred Financing Costs and Bond Discounts and Redemption Costs for Early Extinguishment of Debt.  The increase for the nine month period from the same period in 2009 was a result of the deferred financing costs and bond discounts being amortized over the contractual term of the underlying borrowings utilizing the effective interest method.

During the quarter ended September 30, 2010, we incurred approximately $1.7 million of costs in conjunction with entering into our new revolving credit facility and approximately $3.7 million of costs in conjunction with the issuance of the $200.0 million 8.25% senior subordinated notes due 2018.  These amounts will be deferred and amortized over the underlying term of the agreements.  However, due to the issuance of the $200.0 million senior subordinated notes at par, we will no longer have amortization expense related to bond discounts.  On an overall basis, we anticipate that the net impact of our recent financing activities will be a reduction in the amount of Amortization of deferred financing costs recorded in future periods.

Write-off of Deferred Financing Costs and Bond Discounts and Redemption Costs for Early Extinguishment of Debt

As noted above in Interest expense, net, during the three and nine month periods ended September 30, 2010, we redeemed all $300.0 million of our previously-outstanding 9.25% senior subordinated notes due 2013.  In connection with the redemption of the notes, we recorded $6.9 million of pre-tax, non-cash charges to write off the remaining unamortized original issuance discounts and deferred financing costs associated with the notes and $7.2 million of pre-tax charges associated with the payments of call premiums.  Additionally, during the three and nine month periods ended September 30, 2010, we recorded $0.4 million of pre-tax, non-cash charge to write off a portion of the remaining unamortized deferred financing costs related to our previous $175.0 million revolving credit facility.  For additional information on our redemption of these notes and refinancing of our revolving credit facility, see Item 1, Notes to Consolidated Financial Statements, Note 7, Long-term Debt –Termination of Previous Credit Facility, – Redemption of $100.0 Million Senior Subordinated Notes – Series B, and – Redemption of $200.0 Million Senior Subordinated Notes  Series A.

Income Tax (Benefit) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Income tax (benefit) expense	$(23,968)	$1,251	(2,015.9)%	$(20,577)	$3,284	(726.6)%

We recognized income tax benefits during both the three and nine month periods ended September 30, 2010 compared to net income tax expense during the same periods in 2009.  The net tax benefits recognized during 2010 were due to the release of $23.7 million of previously-recognized valuation allowances related to our United States segment based on our determination that it was more likely than not that we will be able to realize the benefits associated with our net deferred tax asset positions in the future.  During the remainder of the year, we expect to release an additional $3.5 million in previously-recognized valuation allowances related to our United States segment.  We continue to maintain valuation allowances for our net deferred tax asset positions in the United Kingdom and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized.

Liquidity and Capital Resources

Overview

As of September 30, 2010, we had $2.6 million in cash and cash equivalents on hand and $282.2 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities.  Furthermore, we have historically used cash to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.

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

Operating Activities

Net cash provided by operating activities totaled $73.0 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $47.9 million during the same period in 2009. The year-over-year increase was primarily attributable to improved operating margins and profits in 2010 when compared to 2009.  Key drivers of the margin expansion included the increase in revenues, as discussed in Results of Operations – Revenues above, the continued shift of revenues from lower-margin revenues earned under merchant-owned accounts to higher-margin Company-owned and surcharge-free network and bank branding revenues, and our ability to leverage our fixed-cost infrastructure to generate strong margins from those higher revenues.

Investing Activities

Net cash used in investing activities totaled $40.0 million for the nine months ended September 30, 2010 compared to $19.1 million during the same period in 2009. The year-over-year increase was the result of the higher capital expenditures incurred during 2010 as a result of our decision to increase our capital spending budget in 2010 relative to 2009, for machine count growth in all of our segments, equipment upgrades in the United States, and the launch of our second cash depot for our armored courier operation in the United Kingdom.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements as opposed to acquisitions. We expect that our capital expenditures for the remainder of 2010 will total approximately 9.1 million, net of noncontrolling interests, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts. We expect such expenditures to be funded with cash generated from our operations.  In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities

Net cash used in financing activities totaled $41.1 million for the nine months ended September 30, 2010 compared to $26.6 million for the same period in 2009.  During 2009, we generated sufficient cash flows after capital expenditures that allowed us to repay all previously-outstanding borrowings under our revolving credit facility.  Additionally, during the nine months ended September 30, 2010, we generated sufficient cash flows from operating activities, which enabled us to fund a portion of our debt refinancing activities with cash.

Financing Facilities

As of September 30, 2010, we had $282.2 million in outstanding long-term debt, which was comprised of: (1) $200.0 million of senior subordinated notes, (2) $73.0 million in borrowings under our revolving credit facility, and (3) $9.2 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving credit facility.  In July 2010, we entered into a new $175.0 million revolving credit facility and terminated our previous revolving credit facility of the same amount.  The new facility, which is led by a syndicate of banks including JPMorgan Chase and Bank of America, provides us with access to $175.0 million in borrowings and letters of credit (subject to the covenants contained within the facility) and has a termination date of July 2015, which was extended during the third quarter from the initial termination date of February 2013 due to the refinancing of our senior subordinated notes (discussed below). Additionally, the credit agreement contains a feature that allows us to expand the facility up to $250 million, subject to the availability of additional bank commitments by existing or new syndicate participants.

Borrowings under our new $175.0 million revolving credit facility bear interest at a variable rate based upon the London Interbank Offered Rate (“LIBOR”) or Base Rate (as defined in the agreement) at our option. Additionally, we are required to pay a commitment fee of 0.40% per annum on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt and total debt that we can have outstanding at any given point in time and (ii) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis. Additionally, we are limited on the amount of restricted payments we can make pursuant to the terms of the facility, unless no amounts are outstanding under the facility.  For additional information on our new facility, including descriptions  of the intra-period variations in our borrowings, see Item 1, Notes to Consolidated Financial Statements, Note 7, Long-Term Debt.

As of September 30, 2010, the weighted average interest rate on our outstanding facility borrowings was approximately 3.2%.  Additionally, as of September 30, 2010, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings, allowing us to borrow an additional $97.7 million under the facility based on such covenants.

Senior Subordinated Notes.   During the third quarter of 2010, we redeemed all $300.0 million of our previously-outstanding senior subordinated notes, which carried a 9.25% coupon rate and had a maturity date of August 2013, and issued $200.0 million senior subordinated notes due in September 2018 (the “2018 Notes”).  The 2018 Notes are subordinate to borrowings made under the revolving credit facility and carry an 8.25% coupon. Interest is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by our domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which we have considerable flexibility. For additional information on the redemption of the previous senior subordinated notes and issuance of the Notes, see Recent Events and Item 1, Notes to Consolidated Financial Statements, Note 7, Long-Term Debt.

Cardtronics Mexico equipment financing agreements. Since 2006, Cardtronics Mexico has entered into 10 separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in Mexican pesos and bear interest at an average fixed rate of 10.47%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of September 30, 2010, $114.7 million pesos (or approximately $9.2 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the equipment financing agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico.) As of September 30, 2010, the total amount of the guarantees was $58.5 million pesos (or approximately $4.7 million U.S.).

Bank Machine overdraft facility. Bank Machine, Ltd., our wholly-owned subsidiary operating in the United Kingdom, has a £1.0 million overdraft facility. This facility, which bears interest at 1.75% over the Bank of England’s base rate (0.5% as of September 30, 2010) and is secured by a letter of credit posted under our corporate revolving credit facility, is utilized for general corporate purposes for our United Kingdom operations. As of September 30, 2010, no amount was outstanding under this facility.   The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.

New Accounting Standards

For a description of the accounting standards that we adopted during 2010, as well as details of the accounting standards that will apply to us in the future, see Item 1, Notes to Consolidated Financial Statements, Note 15, New Accounting Pronouncements.

Contractual Obligations

During the quarter ended September 30, 2010, we had a material change to our contractual obligations, as contained in our 2009 Form 10-K, due to the redemption of our previously-outstanding $300.0 million 9.25% senior subordinated notes due August 2013 and the issuance of $200.0 million 8.25% senior subordinated notes due September 2018.  For additional information regarding these transactions, see Item 1, Notes to Consolidated Financial Statements, Note 7, Long-Term Debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2009 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2010, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense.  Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the United States, the United Kingdom and Mexico. In the United States and the United Kingdom, we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on LIBOR.  In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Mexican Interbank Rate.

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

Notional Amounts United States	Notional Amounts United Kingdom	Notional Amounts Consolidated(1)	Weighted Average Fixed Rate	Terms
(In thousands)
$600,000	£75,000	$719,030	3.76%	October 1, 2010 – December 31, 2010
$625,000	£75,000	$744,030	3.43%	January 1, 2011 – December 31, 2011
$525,000	£50,000	$604,353	3.55%	January 1, 2012 – December 31, 2012
$275,000	£25,000	$314,677	3.53%	January 1, 2013 – December 31, 2013
$100,000	£—	$100,000	3.61%	January 1, 2014 – December 31, 2014
________
(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.59 to £1.00, which was the exchange rate in effect as of September 30, 2010.

The following table presents a hypothetical sensitivity analysis of our annual vault cash interest expense based on our outstanding vault cash balances as of September 30, 2010 and assuming a 100 basis point increase in interest rates:

	Vault Cash Balance as of September 30, 2010			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$928.7	$928.7		$9.3	$9.3		$3.3	$3.3
United Kingdom		£118.0	187.3		£1.2	1.9		£0.4	0.7
Mexico	$	p 489.3	39.2	$	p 4.9	0.4	$	p 4.9	0.4
Total			$1,155.2			$11.6			$4.4

As of September 30, 2010, we had a net liability of $50.3 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the estimated fair value of the instruments as of such date. For additional information on our accounting treatment of these swaps and the calculation of their fair value, see Item 1, Notes to Consolidated Financial Statements, Note 10, Derivative Financial Instruments and Note 11, Fair Value Measurements.

As of September 30, 2010, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico, as we have historically not deemed it to be cost effective to engage in such a hedging program due to the immateriality of our Mexico operations to our consolidated operations.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in this market.

Interest expense.  Our interest expense is also sensitive to changes in the general level of interest rates in the United States, as our borrowings under our domestic revolving credit facility accrue interest at floating rates. Based on the $73.0 million outstanding under the facility as of September 30, 2010, an increase of 100 basis points in the underlying interest rate would have impacted our interest expense by approximately $0.7 million; however, there is no guarantee that we will not borrow additional amounts under the facility, and, in the event we borrow additional amounts and interest rates significantly increased, we could be required to pay additional interest and such interest could be material.

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

Foreign Currency Exchange Rate Risk

Since we operate in the United Kingdom and Mexico, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine, Ltd. and Cardtronics Mexico into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of September 30, 2010, such translation loss totaled approximately $25.6 million compared to approximately $24.4 million as of December 31, 2009.

Our consolidated financial results were negatively impacted by a decrease in the value of the British pound relative to the United States dollar during the three month period ended September 30, 2010 compared to the same period in 2009, but positively impacted due to the strengthening of the British pound for the nine months ended September 30, 2010. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the United States dollar and the British pound.) Additionally, our consolidated financial results were also positively impacted by changes in the value of the Mexican peso relative to the United States dollar for both the three and nine months ended September 30, 2010. A sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the British pound during the nine months ended September 30, 2010, the effect upon Bank Machine’s operating income would have been immaterial.  Similarly, a sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the Mexican peso during the nine months ended September 30, 2010, the effect upon Cardtronics Mexico’s operating income would also have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

During 2009, our United Kingdom operations began to generate cash flows from operations that exceeded our capital growth needs in that market.  This excess cash was used to repay certain advances and intercompany debt.  Prior to 2009, most of our United Kingdom operations’ intercompany payable balances to the United States entities had been deemed to be long-term in nature and were revalued to other comprehensive income (loss) as our United Kingdom operations had not generated sufficient cash flows to cover its operational and capital expansion needs.  Due to the improved financial performance and lower capital expenditures of our United Kingdom operations during 2009, we now expect that these operations will continue to generate excess cash flows beyond its operational and capital expansion needs that will allow it to further pay down the intercompany balances.  Therefore, we have now designated certain of our intercompany balances as short-term in nature, and the changes in these balances are now translated in our Consolidated Statements of Operations.  As a result, we are now exposed to foreign currency exchange risk as it relates to our intercompany balances for which we expect repayments in the near-term.  As of September 30, 2010, the intercompany payable balance from our United Kingdom operations to the parent totaled $116.6 million, of which $5.3 million was deemed to be short-term in nature.  A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of September 30, 2010, the effect upon our Consolidated Statements of Operations would be approximately $0.5 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In Mexico, surcharging for off-premise ATMs was legalized in late 2003, but was not formally implemented until July 2005. In early October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose fees to consumers.  The objective of these rules was to provide more transparency to the consumer regarding the cost of a specific ATM transaction, rather than to limit the amount of fees charged to the consumer.  Such rules, which became effective in May 2010, required ATM operators to elect between receiving interchange fees from card issuing banks or surcharge fees from consumers.  Cardtronics Mexico S.A de C.V. (“Cardtronics Mexico”) elected to assess a surcharge fee on the consumer rather than select the interchange fee-only option, and subsequently raised the level of its surcharge fees in order to recoup the interchange fees it is no longer receiving.  Since the new fee structure became effective, the number of cash withdrawal transactions conducted on Cardtronics Mexico’s ATMs has declined on a same-store basis as compared to the same period in 2009, and, to date, there has been no indication that suggests transaction levels will recover to levels experienced prior to the new rules being in effect.  At the current transaction levels, the additional surcharge fee amounts at a number of Cardtronics Mexico’s ATMs are not sufficient to offset the lost interchange revenues, which has resulted in lower revenues and profitability per ATM in that market.

Additionally, in late October 2010, an additional rule went into effect in Mexico that prohibits a bank from assessing any ATM usage fee at its ATMs on any of its accountholders.  While this rule does not affect Cardtronics Mexico’s ability to assess a surcharge fee to any cardholder who uses our ATMs (other than the accountholders of Banco, S.A., Institución de Banca Múltiple, our sponsoring financial institution in Mexico and equity partner in Cardtronics Mexico, whom we have never assessed any fees and which represent less than 1% of the total transactions conducted on Cardtronics Mexico’s ATMs), this new rule may further motivate cardholders to use their own bank’s ATMs in order to avoid any fees whatsoever and thus further reduce transactions at Cardtronics Mexico’s ATMs.

As a result of the above developments, we have reduced our ATM deployments in Mexico in order to better measure the impact of the above rules on our ATM transaction levels and related profits.  If we are unsuccessful in our efforts to implement certain measures to mitigate the effects of these new rules, our overall profitability in that market will decline and we may be required to record an impairment charge in future periods to write-down the carrying value of certain existing tangible and intangible assets associated with that operation.

We rely on EFT network providers, transaction processors, armored courier providers, and maintenance providers to provide services to our ATMs.   If some of these providers that service a significant number of our ATMs fail or no longer agree to provide their services, we could suffer a temporary loss of transaction revenues or the permanent loss of any merchant contract affected by such disruption.

We rely on EFT network providers and have agreements with transaction processors, armored courier providers, and maintenance providers and have more than one such provider in each of these key areas. These providers enable us to provide card authorization, data capture, settlement, and cash management and maintenance services to the merchants we serve. Typically, these agreements are for periods of up to two or three years each. If we improperly manage the renewal or replacement of any expiring vendor contract, or a key vendor failed to provide the services for which we have contracted and disruption of service to our merchants occurs, our relationship with those merchants could suffer.

While we do have more than one provider for each of the services that we rely on third parties to perform, certain of these providers currently service a significant number of our ATMs.  Although we may be able to transition these services to alternative service providers, this could be a time-consuming and costly process.  In the event one of such service providers was unable to deliver services to us, we could suffer a significant disruption in our business, which could result in a material impact to our financial results.

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

The Indictment alleges that the defendants defrauded multiple financial institutions and seeks the forfeiture to the United States government from the defendants an amount of at least $75 million.  Now that MVMC’s President has been convicted and a $70 million judgment entered against him, it is our belief that the U.S. Government will distribute forfeited assets it obtains to the victims. We intend to seek recovery from such forfeited assets.  Additionally, on May 27, 2010, MVMC, under the control of the Receiver, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  Accordingly, at this point, it is uncertain what amount, if any, may ultimately be made available to us from the vault cash seized by law enforcement authorities, other assets that may be forfeited to the United States government, other assets controlled by the Receiver or in the MVMC bankruptcy estate, or from other potential sources of recovery, including proceeds from any insurance policies held by MVMC and/or its owner.  Regardless, we currently believe that our existing insurance policies will cover any residual cash losses resulting from this incident, less related deductible payments.  Because we cannot reasonably estimate the amount of residual cash losses that may ultimately result from this incident at this point in time, no contingent loss has been reflected in our Consolidated Statements of Operations.  If new information comes to light and the recovery of any resulting cash losses is no longer deemed to be probable, we may be required to recognize such losses without a corresponding insurance receivable.

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

CARDTRONICS, INC.

November 5, 2010	/s/ J. Chris Brewster
J. Chris Brewster
(Duly Authorized Officer and Principal Financial Officer)

November 5, 2010	/s/ E. Brad Conrad
E. Brad Conrad
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

10.1
Underwriting Agreement, dated August 12, 2010, by and among Cardtronics, Inc., the Subsidiary Guarantors and the Underwriters (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on August 16, 2010, File No. 001-33864).

10.2
Underwriting Agreement, dated August 18, 2010, by and among Cardtronics, Inc., the Underwriters and the Selling Stockholders (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on August 24, 2010, File No. 001-33864).

10.3
Indenture, dated August 26, 2010, among Cardtronics, Inc., the Subsidiary Guarantors defined therein, and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on August 26, 2010, File No. 001-33864).

10.4
First Supplemental Indenture, dated August 26, 2010, among Cardtronics, Inc., the Subsidiary Guarantors defined therein, and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on August 26, 2010, File No. 001-33864).

10.5
Credit Agreement, dated July 15, 2010, by and among Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, Bank of America, N.A, and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.6
Fourth Amendment to Contract Cash Solutions Agreement, dated July 15, 2010, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

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