Form 10-K
period 2010-12-31
CARDTRONICS INC
filed 2011-03-03
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-33864

CARDTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0681190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3250 Briarpark Drive, Suite 400	77042
Houston, TX (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 308-4000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of common stock held by non-affiliates as June 30, 2010, the last business day of the registrant’s most recently completed second quarter:  $363.1 million

Number of shares outstanding as of February 28, 2011: 42,998,246 shares of Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics, Inc. and/or our subsidiaries, unless the context indicates otherwise.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “2010 Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by the use of the words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important trends or factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in: (1) Part I, Item 1A. Risk Factors and elsewhere in the 2010 Form 10-K; (2) our reports and registration statements filed or furnished from time to time with the Securities and Exchange Commission (the “SEC”); and (3) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2010 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of December 31, 2010, we were the world’s largest non-bank owner of ATMs, providing services to approximately 37,000 devices throughout the United States (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom, and Mexico. Included within this number are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. Also included in the number of devices in our network as of December 31, 2010 were approximately 2,900 ATMs to which we provided various forms of managed services solutions. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining their ATMs, typically in exchange for a fixed monthly service fee.

We often partner with large, nationally-known retail merchants under multi-year agreements to place our ATMs and kiosks within their store locations. In doing so, we provide our retail partners with an automated financial services solution that we believe helps them attract and retain customers, and in turn, increases the likelihood that our devices will be utilized. Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties.

Historically, we have deployed and operated our devices under two distinct arrangements with our retail partners: Company-owned and merchant-owned arrangements. Under Company-owned arrangements, we provide the device and are typically responsible for all aspects of its operation, including transaction processing, managing cash, supplies, and telecommunications as well as routine and technical maintenance. Under our merchant-owned arrangements, the retail merchant or the distributor owns the device and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks. As of December 31, 2010, 71% of our devices operated under traditional ATM deployment services were Company-owned and 29% were merchant-owned. While we may continue to add merchant-owned devices to our network as a result of acquisitions and internal sales efforts, our primary focus for internal growth remains on expanding the number of Company-owned devices in our network due to the higher margins typically earned and the additional revenue opportunities available to us under Company-owned arrangements.

In addition to deploying our devices under Company-owned and merchant-owned arrangements, we recently began offering a managed services solution, under which we provide certain services to retailers, financial institutions and other ATM operators. We offer various forms of managed services, depending on the needs of our customers, and offer a customized ATM management solution that can include monitoring, maintenance, cash management, customer service, transaction processing and other services.

Finally, we partner with leading national financial institutions to brand selected ATMs and financial services kiosks within our network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, SunTrust Bank, and PNC Bank, N.A.  As of December 31, 2010, over 11,900 of our Company-owned devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers. We also own and operate the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 43,000 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that may lack a significant ATM network. The Allpoint network includes a majority of our ATMs in the United States, Puerto Rico and Mexico, all of our ATMs in the United Kingdom, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Our revenues are recurring in nature and historically have been derived primarily from transaction fees, which are paid by cardholders, and interchange fees, which are paid by the cardholder’s financial institution for the use of the devices serving customers and the applicable EFT network that transmits data between the device and the cardholder’s financial institution. We generate additional revenues by branding our devices with the logos of leading national banks and other financial institutions, by providing managed services solutions to retailers and financial institutions, and by collecting fees from financial institutions that participate in our Allpoint surcharge-free network. Under our managed services arrangements, we typically receive a fixed management fee or fixed rate per transaction in return for providing certain services. We do not receive surcharge and interchange fees in these arrangements, but rather those fees are earned by our customer.

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

Since May 2001, we have acquired 14 ATM networks and one operator of a surcharge-free ATM network, increasing the number of ATMs we operate from approximately 4,100 as of May 2001 to approximately 37,000 as of December 31, 2010. Two of these acquisitions enabled us to enter international ATM markets. Specifically, our acquisitions of Bank Machine (Acquisitions) Limited (“Bank Machine”) in May 2005 and a majority ownership interest in CCS Mexico (which was subsequently renamed Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”)) in February 2006 expanded our operations into the United Kingdom and Mexico, respectively. Additionally, we acquired the nation-wide surcharge free network, Allpoint, through our acquisition of ATM National, Inc. in December 2005, providing us with a platform to further pursue and develop surcharge-free offerings. In July 2007, we acquired the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”), which included 3,500 traditional ATMs and approximately 2,000 multi-function financial services kiosks, which allowed us to offer additional automated financial services above and beyond those typically offered by traditional ATMs.

From 2001 to 2010, the total number of annual transactions processed within our network increased from approximately 19.9 million to approximately 431.4 million.

Additional Company Information

General information about us can be found at http://www.cardtronics.com. We file annual, quarterly, and other reports as well as other information with the SEC under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may also request an electronic or paper copy of these filings at no cost by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, (832) 308-4000. Information on our website is not incorporated into this 2010 Form 10-K or our other securities filings.

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

Expand our Relationships with Leading Financial Institutions. Through our diverse product and service offerings, we believe we are well-positioned to work with our existing financial institution customers to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage off of these offerings to attract additional financial institutions as customers. For example, our services currently offered to financial institutions include branding our ATMs with their logos and providing surcharge-free access to their customers, and managing their off-premise ATMs (i.e., ATMs not located in a bank branch). Additionally, we can provide other automated consumer financial services for these financial institutions that are not routinely utilized, such as check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services through self-service kiosks. In addition, our EFT transaction processing capabilities provide us with the ability to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which we believe increases the types of products and services that we are able to offer to financial institutions. In the United Kingdom, our armored courier operation, coupled with our existing in-house ATM maintenance and EFT transaction processing capabilities, provides us with a full suite of services that we can offer to financial institutions in that market.

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

Pursue Additional Managed Services Opportunities. During 2010, we significantly expanded the number of ATMs that are under our managed services solution.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee or a fixed rate per transaction in return for handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees are earned by the retailer or the financial institution. As a result, in this arrangement type, our revenues are partly protected from variations in transaction levels of these machines. We plan to pursue additional opportunities with leading merchants and financial institutions in the United States, as well as international opportunities as they arise, working with our customers to provide them with a customized solution that fits their needs.

Pursue International Growth Opportunities. We have invested significant amounts of capital in the infrastructure of our United Kingdom and Mexico operations, and we plan to continue selectively increasing the number of our ATMs in these markets by increasing the number of machines deployed with our existing customer base as well as adding new merchant customers. Additionally, we may expand our operations into selected international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. In particular, we expect to target high growth, emerging markets where cash is the predominant form of payment, where off-premise ATM penetration is relatively low, and where we believe significant financial institution and/or retail managed services opportunities exist. We believe Central and Eastern Europe, Central and South America, and the Asia-Pacific region are examples of international markets that meet these criteria.

Develop and Provide Additional Services at Our Existing Fleet. Service offerings by ATMs continue to evolve over time. Certain ATM models are now capable of providing numerous automated consumer financial services, including bill payments, check cashing, remote deposit capture, and money transfers. Certain of our devices are capable of, and currently provide, these types of services. We believe these non-traditional consumer financial services offered by our devices, and other machines that we or others may develop, provide us with additional growth opportunities as retailers and financial institutions seek to provide additional convenient self-service financial services to their customers. Recently, we also began to allow advertisers to place their messages on our ATMs equipped with third-party advertising software in both the United States and the United Kingdom. Offering additional services at our devices, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services.

For additional information on items that may impact our strategy, see Part II, Item 7. Management’s Discussion and Analysis, Developing Trends in the ATM and Financial Services Industry.

Our Products and Services

We typically provide our leading merchant customers with all of the services required to operate ATMs and financial services kiosks, which include monitoring, maintenance, cash management, customer service and transaction processing. We believe our merchant customers value our high level of service, our 24-hour per day monitoring and accessibility, and that our devices are on-line and able to serve customers an average of approximately 99.0% of the time. In connection with the operation of our devices and our customers’ devices under our traditional ATM deployer services, we generate revenue on a per-transaction basis from the surcharge fees charged to cardholders for the convenience of using our devices and from interchange fees charged to such cardholders’ financial institutions for processing the related transactions conducted on those devices. For ATMs under managed services arrangements, we typically receive a fixed monthly management fee or fixed rate per transaction in return for providing the agreed-upon suite of services. We do not receive surcharge and interchange fees in these arrangements, but rather those amounts are earned by our managed services customers. The following table provides detail relating to the number of devices we owned and operated under our various arrangements as of December 31, 2010:
	ATM Operations			Managed Services
	Company- Owned	Merchant- Owned	Subtotal	Company- Owned	Merchant- Owned	Subtotal	Total
Number of devices at period end	24,210	9,909	34,119	797	2,054	2,851	36,970
Percent of subtotal	71.0%	29.0%	100.0%	28.0%	72.0%	100%

We generally operate our ATMs and kiosks under multi-year contracts that provide a recurring and stable source of revenue and typically have an initial targeted term of seven years. As of December 31, 2010, our contracts with our top 10 merchant customers (based on 2010 revenues) had a weighted average remaining life of over 5.2 years.

Additionally, we enter into arrangements with financial institutions to brand certain of our Company-owned ATMs with their logos. These “bank branding” arrangements allow a financial institution to expand its geographic presence for a fraction of the cost of building a branch location and typically for less than the cost of placing one of its own ATMs at that location. These arrangements allow a financial institution to rapidly increase its number of branded ATM sites and improve its competitive position. Under these arrangements, the branding institution’s customers are allowed to use the branded ATMs without paying a surcharge fee to us. In return, we receive monthly fees on a per-ATM basis from the branding institution, while retaining our standard fee schedule for other cardholders using the branded ATMs. In addition, our branded machines typically generate higher interchange revenue as a result of the increased usage of our ATMs by the branding institution’s customers and others who prefer to use a bank-branded ATM. We intend to continue pursuing additional bank branding arrangements as part of our growth strategy. As of December 31, 2010, we had bank branding arrangements in place with 35 domestic financial institutions, involving over 11,900 Company-owned ATMs. We saw growth in the past few years in bank branding arrangements as a result of our increased sales efforts, our acquisition of the 7-Eleven Financial Services Business in July 2007 (the “7-Eleven ATM Transaction”), and what we believe was the realization by financial institutions of the significant benefits and opportunities afforded to them through bank branding programs.

In addition to our bank branding arrangements, we offer financial institutions another type of surcharge-free program through our Allpoint nationwide surcharge-free ATM network. Under the Allpoint network, financial institutions who are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to ATMs in the Allpoint network, which now includes ATMs throughout the United States, United Kingdom, Mexico, Puerto Rico and Australia. We believe Allpoint offers an attractive alternative to financial institutions that lack their own distributed ATM network. Finally, our Company-owned ATMs deployed under our placement agreement with 7-Eleven, Inc. (“7-Eleven”) participate in CO-OP®, the nation’s largest surcharge-free network for credit unions, and are included in our arrangement with Financial Services Center Cooperatives, Inc. (“FSCC”), a cooperative service organization providing shared branching services for credit unions.

We have found that the primary factor affecting transaction volumes at a given ATM or financial services kiosk is its location. Therefore, our strategy in deploying our devices, particularly those placed under Company-owned arrangements, is to identify and deploy them at locations that provide high visibility and high retail transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores and combination convenience stores and gas stations, grocery stores, airports, and major regional and national retail outlets. The 5,500 locations that we added to our portfolio as a result of the 7-Eleven ATM Transaction are prime examples of the types of locations that we seek when deploying our ATMs and financial services kiosks. In addition to our arrangement with 7-Eleven, we have also entered into multi-year agreements with a number of other merchants, including Chevron Corporation (“Chevron”), Costco Wholesale Corporation (“Costco”), CVS Caremark Corporation (“CVS”), Exxon Mobil Corporation (“ExxonMobil”), Hess Corporation (“Hess”), Rite Aid Corporation (“Rite Aid”), Safeway, Inc. (“Safeway”), Target Corporation (“Target”), Walgreen Co. (“Walgreens”), and Winn-Dixie Stores, Inc. (“Winn-Dixie”) in the United States; ASDA Group Ltd. (a subsidiary of Wal-Mart Stores, Inc.) (“Asda”), Euro Garages Ltd., Stuart Harvey Insurance Brokers Ltd. (known under their trading name of “Forces Financial”), Inter IKEA Systems B.V. (“IKEA”), Martin McColl Ltd., Murco Petroleum Ltd., The Noble Organisation Ltd., Tates Ltd., and Welcome Break Holdings Ltd. (“Welcome Break”) in the United Kingdom; and Cadena Comercial OXXO S.A. de C.V. (“OXXO”) in Mexico. We believe that once consumers establish a pattern of using a particular device, they will generally continue to use that device.

For additional information on the amount of revenue contributed by our various service offerings, see Part II, Item 7. Management’s Discussion and Analysis, Overview of Business, Components of Revenues, Costs of Revenues, and Expenses – Revenues.

Segment and Geographic Information

As of December 31, 2010, our operations consisted of our United States, United Kingdom, and Mexico segments. Our operations in Puerto Rico and the U.S. Virgin Islands are included in our United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.

A summary of our revenues from third-party customers by geographic region is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United States	$423,109	$401,934	$404,716
United Kingdom	82,583	73,096	74,155
Mexico	26,386	18,323	14,143
Total	$532,078	$493,353	$493,014

The net book value of our long-lived assets, including our intangible assets, in our various geographic locations is as follows:

	As of December 31,
Location of long-lived assets:	2010	2009	2008
	(In thousands)
United States	$313,119	$317,139	$345,707
United Kingdom	67,410	70,368	69,527
Mexico	15,293	14,043	10,307
Total	$395,822	$401,550	$425,541

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

Sales and Marketing

Our sales and marketing team focuses principally on developing new relationships with national and regional merchants as well as building and maintaining relationships with our existing merchants. The team is currently organized into groups that specialize in marketing to specific merchant industry segments, which allows us to tailor our offering to the specific requirements of each merchant customer. In addition to the merchant-focused sales and marketing group, we have a sales and marketing group that is focused on developing and managing our relationships with financial institutions, as we look to expand the types of services that we offer to such institutions. Our sales and marketing representatives also focus on identifying potential managed services opportunities with financial institutions and retailers alike.

In addition to targeting new business opportunities, our sales and marketing team supports our customer retention and growth initiatives by building and maintaining relationships with newly-acquired merchants. We seek to identify growth opportunities within each merchant account by analyzing the merchant’s sales at each of its locations, foot traffic, and various demographic data to determine the best opportunities for new ATM and financial services kiosk placements. As of December 31, 2010, our sales and marketing team was composed of approximately 45 employees, of which those who are focused on sales typically receive a combination of incentive-based compensation and a base salary.

Technology

Our technology and operations platform consists of ATMs and financial services kiosks, network infrastructure components (including hardware, software, and telecommunication circuits used to provide real-time device monitoring, software distribution, and transaction processing services), cash management and forecasting software tools, full-service customer service, and ATM management infrastructure. This platform is designed to provide our customers with what we believe is a high-quality suite of services.

Equipment. In the United States and Mexico, we purchase our ATMs from global manufacturers, including NCR Corporation (“NCR”), Diebold, Incorporated (“Diebold”), Triton Systems of Delaware, Inc. (“Triton”), Wincor Nixdorf AG (“Wincor Nixdorf”), and Nautilus Hyosung, Inc. (“Hyosung”), and place them in our customers’ locations. The wide range of advanced technology available from these ATM manufacturers provides our customers with advanced features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can all perform basic functions, such as dispensing cash and displaying account information. However, our technology is evolving to provide additional services in response to changing consumer demand. For example, a portion of our ATM locations can be upgraded to accept deposits through the installation of additional hardware and software components. Additionally, 2,200 of our devices, which are manufactured by NCR and located in selected 7-Eleven store locations, provide enhanced financial services transactions, including bill payments, check cashing, remote deposit capture, and money transfers.

The ATMs we operate in the United Kingdom are principally manufactured by NCR and are categorized into three basic types: (1) “convenience,” which are internal to a merchant’s premises; (2) “through the wall,” which are external-facing from a merchant’s premises; and (3) “pods,” a free-standing kiosk style ATM, also located external to a merchant’s premises.

Transaction Processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors and developed internal professional staff to optimize the performance of our network. In 2006, we implemented our own EFT transaction processing operation, which is based in Frisco, Texas. This operation enables us to process and monitor transactions on our devices and to control the flow and content of information appearing on the screens of such devices. During the year ended December 31, 2010, we successfully completed the conversion of substantially all of our devices over to our processing platform. Prior to 2010, certain ATMs placed in 7-Eleven locations were unable to be converted to our processing platform as they were subject to a master services agreement with a third party, under which that party provided a number of ATM-related services, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment. This agreement, which was assumed in conjunction with the 7-Eleven ATM Transaction, expired at the end of 2009, thus allowing us to manage these ATMs and convert them over to our internal processing platform during 2010. As with our existing network operation, we have carefully selected support vendors and developed internal professional staff to help provide sophisticated security analysis and monitoring 24 hours a day to ensure the continued performance of our ATM operation.

Internal Systems. Our internal systems, including our EFT transaction processing operation, include multiple layers of security to help protect the systems from unauthorized access. Protection from external sources is provided by the use of hardware and software-based security features that prevent and report unauthorized access attempts. Additionally, we utilize isolation techniques in order to separate our sensitive systems from the other systems in our internal network. We also use commercially-available encryption technology to protect information that is stored within our systems, as well as information that is being transmitted. On our internal network, we employ user authentication and antivirus tools at multiple levels. These systems are protected by detailed security rules to only allow appropriate access to information based on the employee’s job responsibilities. All changes to the systems are controlled by policies and procedures, with automatic prevention and reporting controls that are placed within our processes. Our gateway connections to our EFT network service providers provide us with real-time access to the various financial institutions’ authorization systems that allow withdrawals, balance inquiries, transfers, and advanced functionality transactions. We have installed these communications circuits with backup connectivity to help protect us from telecommunications interruption in any particular circuit. We use commercially-available and custom software that continuously monitors the performance of the devices in our network, including details of transactions at each device and expenses relating to those devices, further allowing us to monitor our on-line availability and financial profitability at each location. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, to determine how to price various operating arrangements with merchants and branding partners, and to create a profile of successful locations to assist us in deciding the best locations for additional deployments.

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

In addition, during the fourth quarter of 2008, we implemented our own armored courier operation in the United Kingdom, Green Team Services Limited (“Green Team”) with a secure cash depot facility located outside of London, England. In the third quarter of 2010, we launched our second cash depot for this operation in Manchester, England. As of December 31, 2010, this operation consisted of approximately 80 full-time employees and 14 armored vehicles, and was servicing roughly 1,380 of our ATMs in the United Kingdom. We believe this operation allows us to provide higher-quality and more cost-effective cash-handling services in that market and has proven to be an efficient alternative to third-party armored providers.

Customer Service. We believe one of the factors that differentiate us from our competitors is our customer service responsiveness and proactive approach to managing any downtime experienced by our devices. We use an advanced software package that monitors the performance of our Company-owned devices 24 hours a day for service interruptions and notifies our maintenance vendors for prompt dispatch of necessary service calls.

Finally, we use proprietary software systems in the United States, United Kingdom, and Mexico to maintain a database of transactions made on, and performance metrics for, each of our devices. This data is aggregated into individual merchant customer profiles that are readily accessible by our customer service representatives and managers. We believe our proprietary database enables us to provide superior quality and accessible and reliable customer support.

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

Transaction Processing. Although we have our own EFT processing platform, our processing efforts are primarily focused on controlling the flow and content of information on the ATM screen. As such, we rely on third-party service providers to handle our connections to the EFT networks and to perform certain funds settlement and reconciliation procedures on our behalf. These third-party transaction processors communicate with the cardholder’s financial institution through various EFT networks to obtain transaction authorizations and to provide us with the information we need to ensure that the related funds are properly settled. These transaction processors include Elan Financial Services (“Elan”), Fidelity Information Services and Fiserv in the United States, LINK in the United Kingdom, and Promoción y Operación S.A. de C.V. (“PROSA-RED”) in Mexico.

EFT Network Services. Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus, and Plus in the United States; LINK in the United Kingdom; and PROSA-RED in Mexico. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amount paid to us. We attempt to maximize the utility of our ATMs to cardholders by participating in as many EFT networks as practical. Additionally, we own the Allpoint network, the largest surcharge free network in the United States. Owning our own network further maximizes ATM utility by giving certain cardholders a surcharge-free option at our ATMs, as well as allowing us to receive network-related economic benefits such as receiving switch revenue and setting surcharge-free interchange rates on our own ATMs as well as other participating ATMs.

Equipment. As previously noted, we purchase substantially all of our ATMs from global manufacturers, including NCR, Diebold, Triton, Hyosung and Wincor Nixdorf. The large quantity of machines that we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to receive prompt attention for any technical problems with purchased equipment.

Although we currently purchase a majority of our devices from NCR, we believe our relationships with our other suppliers are good and that we would be able to purchase the machines we require for our Company-owned operations from other manufacturers if we were no longer able to purchase them from NCR.

Maintenance. In the United States, we typically contract with third-party service providers for on-site maintenance services. We have multi-year maintenance agreements with NCR, Pendum, Solvport and Diebold in the United States. In the United Kingdom, maintenance services are provided by our in-house technicians. In Mexico, Diebold and Soluciones, Sistemas y Servicios para ATM, S.A. de C.V. (“INCAA”) provide the majority of maintenance services for our ATMs.

Cash Management. We obtain cash to fill our Company-owned devices, and in some cases merchant-owned and managed services ATMs, under arrangements with our cash providers, which are Bank of America, N.A. (“Bank of America”), Elan (which is a business of U.S. Bancorp), and Wells Fargo, N.A. (“Wells Fargo”) in the United States; Elan in Puerto Rico; Alliance & Leicester Commercial Bank (“ALCB”) in the United Kingdom; and Bansí, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a minority interest owner in Cardtronics Mexico, in Mexico. We pay a monthly fee on the average amount outstanding to our primary vault cash providers under a formula based on the London Interbank Offered Rate (“LIBOR”) in the United States and in the United Kingdom, and the Mexican Interbank Rate in Mexico. At all times, beneficial ownership of the cash is retained by the cash providers, and we have no access or right to the cash except for those ATMs that are serviced by our wholly-owned armored courier operation in the United Kingdom. While our armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. We also contract with third parties to provide us with cash management services, which include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, and claims processing with armored couriers, financial institutions, and processors.

As of December 31, 2010, we had approximately $1.1 billion in cash in our domestic ATMs under these arrangements, of which 56.5% was provided by Bank of America under a vault cash agreement that expires in October 2012 and 42.1% was provided by Wells Fargo under a vault cash agreement that expires in July 2012. In the United Kingdom, the balance of cash held in our ATMs was $226.2 million, and in Mexico, our balance totaled $40.4 million as of year-end. For additional information on our vault cash agreements, see Item 1A. Risk Factors – We rely on third parties to provide us with the cash we require to operate many of our devices. If these third parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.

Cash Replenishment. We contract with armored courier services to transport and transfer most of the cash to our devices. We use leading armored couriers such as Loomis, Garda and Pendum in the United States and Sunwin and our own armored carrier operation in the United Kingdom. Under these arrangements, the armored couriers pick up the cash in bulk and, using instructions received from our cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by either adding additional cash into a cassette or by swapping out the remaining cash for a new fully loaded cassette, and then balance each machine and provide cash reporting to the applicable cash provider.

In part because of service issues experienced during 2007 and 2008 related to one of our third-party armored cash providers in the United Kingdom, we implemented our own armored courier operation in that market during the fourth quarter of 2008 and expanded that operation in 2010. This operation, which is currently servicing approximately 1,380 of our ATMs in the United Kingdom, reduces our reliance on third parties and allows us greater flexibility in terms of servicing our ATMs. Additionally, as noted above, this operation allows us to provide higher-quality and more cost-effective cash-handling services in that market and has proven to be an efficient alternative to third-party armored providers. Our armored courier operation currently consists of approximately 80 full-time employees, 14 armored vehicles, and two secure cash depot facilities in England located outside of London and in Manchester.

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

Merchant Customers

In each of our markets, we typically deploy our Company-owned devices under long-term contracts with major national and regional merchants, including convenience stores, supermarkets, drug stores, and other high-traffic locations. Our merchant-owned ATMs are typically deployed under arrangements with smaller independent merchants. Merchants under our managed services arrangement currently include those that are similar to the Company-owned arrangements.

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

Finally, our managed services contracts are tailored to the needs of the merchant and therefore vary in scope and terms, but are typically targeted for a five-year period. Under these types of arrangements, our customers determine the location, the surcharge fee, and the services offered while we typically receive a fixed management fee on a per machine basis or a fixed rate per transaction.

7-Eleven is the largest merchant customer in our portfolio, representing approximately 34% of our total revenues for the year ended December 31, 2010. The underlying merchant agreement with 7-Eleven, which had an initial term of 10 years from the effective date of the acquisition, expires in July 2017. In addition to 7-Eleven, our next four largest merchant customers (based on revenues) during 2010 were CVS, Walgreens, Target, and Hess, which collectively generated 18.7% of our total revenues for the year.

Seasonality

In the United States and Mexico, our overall business is somewhat seasonal in nature with generally fewer transactions occurring in the first quarter of the fiscal year. Transaction volumes at our devices located in regions affected by strong winter weather patterns typically experience declines in volume during the first and fourth quarters as a result of decreases in the amount of consumer traffic through such locations. These declines, however, have been offset somewhat by increases in the number of our devices located in shopping malls and other retail locations that benefit from increased consumer traffic during the summer vacation and holiday buying season. Similarly, we have seen increases in transaction volumes during the second quarter at our devices located near popular spring break destinations. We expect these location-specific and regional fluctuations in transaction volumes to continue in the future.

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

Competition

Historically, we have competed with financial institutions and other independent ATM companies for additional ATM placements, new merchant accounts, and acquisitions. However, over the past several years, we have established relationships with leading national and regional financial institutions in the United States through our bank branding program. We believe the scale of our extensive network, our EFT transaction processing services and our focus on customer service provide us with competitive advantages for providing services to leading financial institutions.  While our devices continue to compete with the devices owned and operated by financial institutions for underlying consumer transactions, we no longer consider many of those financial institutions, especially in the United States, to be competitors.

With respect to our bank branding program, we continue to encounter competition from financial institutions that are generally not customers of ours to place ATMs and financial services kiosks in selected retail locations. Furthermore, we have encountered competition from certain independent operators to offer bank branding services with respect to certain retail locations, whereby the independent operator has partnered with a financial institution to brand such locations. Through our Allpoint surcharge-free network, we have significantly expanded our relationships with local and regional financial institutions as well as large issuers of stored-value debit card programs. With regard to Allpoint, we encounter competition from other organizations’ surcharge free networks who are seeking to both sell their network to retail locations and offer surcharge-free ATM access to issuers of stored-value debit cards as well as smaller financial institutions that lack large ATM footprints.

As previously noted, we are increasing the types of services we provide to financial institutions and merchants in the future, including providing services to manage their ATMs. With respect to our managed services offering, we believe we are well-positioned to offer a comprehensive ATM outsource solution with our breadth of services, in-house expertise and network of existing locations, that can leverage the economies of the physical services required to operate an ATM portfolio. There are several large financial services companies and equipment manufacturers and service providers that currently offer some of the services in our offering, with whom we expect to compete directly in this area. In spite of this, we think we have unique advantages that will allow us to offer a compelling solution to financial institutions and retailers alike.

With respect to independent operators of merchant-owned ATMs, our major domestic competitors include Payment Alliance International, Access to Money and EDC ATM Subsidiary, LLC. In the United Kingdom, we compete with banks such as the Royal Bank of Scotland, Barclays, and Lloyds for the free-to-use ATMs, while we also compete with several large non-bank ATM operators, including Cashzone (formerly Cardpoint, a wholly-owned subsidiary of Payzone), Notemachine, and Paypoint for the pay-to-use ATMs. In Mexico, we compete primarily with national and regional financial institutions, including Banamex, Bancomer, and HSBC. Although the independent ATM market is still relatively undeveloped in Mexico, we have recently seen a number of small ATM operators initiate operations. These small ATM operators, which are typically known by the names of their sponsoring banks, include Afirme, Bajio, and Banco Interacciones.

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

Americans with Disabilities Act (“ADA”). The ADA requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice has issued new accessibility regulations under the ADA that become effective in March 2012.  We have been preparing for these new regulations for several years by ensuring that the ATMs that we purchase and deploy are compliant with these then proposed regulations.  For that reason, we do not believe that these new guidelines will have an adverse effect on our business regarding Company-owned machines.  However, some of the merchant-owned ATMs that we service do not comply with these new regulations.  There is an economic hardship exemption to the regulations that some of our merchants who operate small retail establishments may claim.  In any event, we are developing a marketing strategy to provide incentives for such merchants to purchase new ADA-compliant equipment from us at a discounted price, in return for an extension of their contract with us.

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

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010. Among many other things, the Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions. Many of the detailed regulations required under the Dodd-Frank Act have yet to be finalized but are currently required to be finalized on or before July 31, 2011. However, based on the interpretations of the current language contained within the Dodd-Frank Act, it appears that the regulation of interchange fees for electronic debit transactions will not apply to ATM cash withdrawal transactions. Accordingly, at this point, we do not believe that the regulations that are likely to arise from the Dodd-Frank Act will have a material impact on our operations. However, if ATM cash withdrawal transactions were to fall under the proposed regulatory framework, and the related interchange fees were reduced from their current levels, such change would likely have a negative impact on our future revenues and operating profits. Conversely, additional proposed regulations contained within the Dodd-Frank Act are aimed at providing merchants with additional flexibility in terms of allowing certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards. Such a change could result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact our future revenues and operating profits (through increased transaction levels at our ATMs). Finally, the Dodd-Frank Act requires debit cards to be recognized (or authorized) over at least two non-affiliated networks and provides for rules that would allow merchants greater flexibility in routing transactions across networks that are more economical for the merchant. The Federal Reserve requested comments as to whether these network and routing provisions should apply to ATM transactions. If the final rules provide that the network exclusivity and routing rules do apply to ATM transactions, we and other ATM operators may be able to conduct ATM transactions in a more economically beneficial manner.

Encrypting PIN Pad and Triple-Data Encryption Standards. Data encryption makes ATMs more tamper-resistant. Two of the more advanced data encryption methods are commonly referred to as Encrypting PIN Pad (“EPP”) and Triple-Data Encryption Standard ("Triple-DES").  In 2005, we adopted a policy that any new ATMs we acquire from a manufacturer must be both EPP and Triple-DES compliant. As of December 31, 2010, all of our Company-owned and merchant-owned machines were Triple-DES and EPP compliant.

Surcharge Regulation. Although there was criticism by certain members of the U.S. Congress of the increase in surcharge fees by several financial institutions that were recipients of federal funding under the Troubled Asset Relief Program (“TARP”), the amount of surcharge an ATM operator may charge a consumer is not currently subject to federal regulation. However, there have been, and continue to be, various state and local efforts to ban or limit surcharge fees on certain types of cash withdrawals, generally resulting from pressure created by consumer advocacy groups that believe that surcharge fees are unfair to certain cardholders. Generally, U.S. federal courts have ruled against these efforts. We are currently not aware of any existing bans on surcharge fees and only a small number of states currently impose a limit as to how much a consumer may be charged. Regardless, there can be no assurance that surcharge fees will not be banned or limited in the future by federal or local governments in the jurisdictions in which we operate. Any such bans or limits could have a material adverse effect on us and other independent ATM operators.

EFT Network Regulations. EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Fund Transfer Act, commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide not only a surcharge notice on the ATM screens, but also on the ATM machines themselves; establishes limits on the consumer’s liability for unauthorized use of his card; requires us to provide receipts to the consumer and establishes protest procedures for the consumer. During 2010, the number of putative class action lawsuits filed in connection with Regulation E disclosures against financial institutions and ATM operators alike appears to have increased dramatically. We have been named in two such lawsuits in 2010 and have subsequently received notices of two more.  We believe that we are in material compliance with the requirements of Regulation E.  Further, Regulation E provides two “safe-harbor” defenses: (1) that the disclosure notice was on the ATM, but was removed by someone other than the operator; and (2) that the ATM operator has a system in place to ensure that it places both notices on the ATM.  We believe these defenses will prevent any of these cases from having a material adverse impact on our business.

United Kingdom

In the United Kingdom, MasterCard International requires compliance with a chip and PIN standard called Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” We completed our compliance efforts in 2008 and as of December 31, 2010, all of our ATMs in the United Kingdom were EMV compliant.

Additionally, the Treasury Select Committee of the House of Commons heard evidence in 2005 from interested parties with respect to surcharges in the ATM industry. This committee was formed to investigate public concerns regarding the ATM industry, including (1) adequacy of disclosure to ATM customers regarding surcharges, (2) whether ATM providers should be required to provide free services in low-income areas, and (3) whether to limit the level of surcharges. While the committee made numerous recommendations to Parliament regarding the ATM industry, including a recommendation that ATMs should be subject to the Banking Code (a voluntary code of practice adopted by all financial institutions in the United Kingdom), the United Kingdom government did not accept the committee’s recommendations. Despite its rejection of the committee’s recommendations, the U.K. government sponsored an ATM task force to look at social exclusion in relation to ATM services. As a result of the task force’s findings, approximately 600 additional free-to-use ATMs, which are ATMs that do not charge a surcharge to the cardholder, (to be provided by multiple ATM deployers) were required to be installed in low income areas throughout the United Kingdom. While this was less than a 2% increase in free-to-use ATMs through the United Kingdom, there is no certainty that other similar proposals will not be made and accepted in the future.

Mexico

The ATM industry in Mexico has been historically operated by financial institutions. The Central Bank of Mexico (“Banco de Mexico”) supervises and regulates ATM operations of both financial institutions and non-bank ATM deployers. Although Banco de Mexico’s regulations permit surcharge fees to be charged in ATM transactions, it has not issued specific regulations for the provision of ATM services. In addition, in order for a non-bank ATM deployer to provide ATM services in Mexico, the deployer must be affiliated with PROSA-RED or E-Global, which are credit card and debit card proprietary networks that transmit information and settle ATM transactions between their participants. As only financial institutions are allowed to be participants of PROSA-RED or E-Global, Cardtronics Mexico entered into a joint venture with Bansi, who is a member of PROSA-RED. As a financial institution, Bansi and all entities with which it participates, including Cardtronics Mexico, are regulated by Secretaria de Hacienda y Crédito Público (the “Ministry of Finance and Public Credit”) and supervised by Comisión Nacional Bancaria y de Valores (the “Banking and Securities Commission”). Additionally, Cardtronics Mexico is subject to the provisions of the Ley del Banco de Mexico (“Law of the Bank of Mexico”), the Ley de Instituciones de Crédito (“Mexican Banking Law”), and the Ley para la Transparencia y Ordenamiento de los Servicios Financieros (“Law for the Transparency and Organization of Financial Services”).

In May 2010, as supplemented in October 2010, rules promulgated by the Central Bank of Mexico became effective that require ATM operators to choose between receiving an interchange fee from the consumer’s card-issuing bank or a surcharge fee from the consumer. When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee. The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs. Cardtronics Mexico elected to assess a surcharge fee rather than selecting the interchange fee-only option, and subsequently increased the amount of its surcharge fees to compensate for the loss of interchange fees that it previously earned on such ATM transactions. Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined. As a result of the above developments, we have reduced our ATM deployments in Mexico and are working on strategies to reverse or offset the negative effects of these events. If we are unsuccessful in such efforts, our overall profitability in that market will decline. If such declines are significant, we may be required to record an impairment charge in future periods to write down the carrying value of certain existing tangible and intangible assets associated with that operation.

In January 2010, the Central Bank of Mexico decided that the ATMs in the country should be compliant with the EMV standard. The date of implementation of the EMV standard varies by the risk grade of the ATMs, with high risk ATMs to be compliant by September 1, 2011; medium risk ATMs by September 1, 2013; and low risk ATMs by September 1, 2014.  As of December 31, 2010, Cardtronics Mexico had (under the promulgated definition) approximately 300 high risk ATMs, 300 medium risk ATMs, and 2,300 low risk ATMs.  We expect the implementation of this standard will require approximately $0.2 million, $0.2 million, and $1.2 million in capital expenditures during 2011, 2013 and 2014, respectively.

Employees

As of December 31, 2010, we had approximately 535 employees, none which were represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs and financial services kiosks or a decline in the number of devices that we operate, whether as a result of global economic conditions or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on (1) the continued market acceptance of our services in our target markets, (2) maintenance of the level of transaction fees we receive, (3) our ability to install, acquire, operate, and retain more devices, (4) continued usage of our devices by cardholders, and (5) our ability to continue to expand our surcharge-free and other consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented, we will likely experience a decline in the usage of our devices. Surcharge fees, which are determined through negotiations between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our devices are utilized by consumers that frequent the retail establishments in which our devices are located, including convenience stores, malls, grocery stores, pharmacies, and other large retailers. If there is a significant slowdown in consumer spending, and the number of consumers that frequent the retail establishments in which we operate our devices declines significantly, the number of transactions conducted on those devices, and the corresponding transaction fees we earn, may also decline.

Although we experienced an increase in our monthly ATM operating revenues per device during 2010, it cannot be assured that our transaction revenues will not decline in the future. A decline in usage of our devices by cardholders or in the levels of fees received by us in connection with this usage, or a decline in the number of devices that we operate, would have a negative impact on our revenues and would limit our future growth.

In the United States, the proliferation of payment options other than cash, including credit cards, debit cards, and stored-value cards, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The United States has seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, merchants are now offering free cash back at the point-of-sale for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. According to the Nilson Report issued in December 2010, cash transaction counts declined from approximately 37% of all payment transactions in 2005 to approximately 34% in 2009, with declines also seen in check usage as credit, debit and stored-value card transactions increased. However, in terms of absolute dollar value, the volume of cash used in payment transactions actually increased from $1.4 trillion in 2005 to $1.6 trillion in 2009. Furthermore, in the past few years, we saw an increase in the number of cash withdrawal transactions conducted on our domestic ATMs, in part due to the proliferation of stored-value cards, thus implying a continued demand for cash and convenient, reliable access to that cash. Regardless, the continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of our ATMs.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Interchange fees, which represented approximately 30% of our total ATM operating revenues for the year ended December 31, 2010, are set by the various EFT networks through which transactions conducted on our devices are routed. Interchange fees are set by each network and typically vary from one network to the next. Accordingly, if some or all of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, or both, our future transaction revenues could decline.

During 2010, certain networks reduced the net interchange fees paid to ATM deployers for transactions routed through their networks. For example, effective April 1, 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network. As a result, we saw certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by this network. Additionally, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network, declined effective as of January 1, 2011. LINK sets the interchange rates in the United Kingdom annually by using a cost-based methodology that incorporates the interest rates and cash costs from the previous year. As a result, the interchange revenues generated by certain of our ATMs in that market will decline in 2011. Based on the number of cash withdrawal transactions in 2010 which we were paid interchange, and based on the average foreign currency exchange rate during 2010, we expect our interchange revenues in the United Kingdom to decline by approximately $4.1 million in 2011.

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

With its initial roots in the banking industry, the United States ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the United States ATM industry is periodically proposed at the state and local level. Additionally, the recent increase in surcharge fees by several large financial institutions has prompted certain members of the U.S. Congress to call for a reexamination of the interchange and surcharge fees that consumers are charged at an ATM. To date, no such legislation has been enacted that materially adversely affects our business. However, an amendment proposing limits on the fees that ATM operators, including financial institutions, can charge consumers was recently introduced in the United States Senate, but was not ultimately included in the final version of the Dodd-Frank Act that was signed into law. For further discussion on this topic, see the risk factor below entitled The passing of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

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

Finally, the ATM industry in Mexico has been historically operated by financial institutions. Banco de Mexico supervises and regulates ATM operations of both financial institutions and non-bank ATM deployers. Although Banco de Mexico’s regulations permit surcharge fees to be charged in ATM transactions, new rules became effective in May 2010 that required ATM operators to elect between receiving interchange fees from card-issuing banks or surcharge fees from consumers. For further discussion on this topic, see the risk factor below entitled The passing of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues. In addition, in order for a non-bank ATM deployer to provide ATM services in Mexico, the deployer must be affiliated with PROSA-RED or E-Global, which are credit card and debit card proprietary networks that transmit information and settle ATM transactions between their participants. As only financial institutions are allowed to be participants of PROSA-RED or E-Global, Cardtronics Mexico entered into a joint venture with Bansi, who is a member of PROSA-RED. As a financial institution, Bansi and all entities in which it participates, including Cardtronics Mexico, are regulated by the Ministry of Finance and Public Credit and supervised by the Banking and Securities Commission. Additionally, Cardtronics Mexico is subject to the provisions of the Law of the Bank of Mexico, the Mexican Banking Law, and the Law for the Transparency and Organization of Financial Services. Legislation proposed by any of these regulatory bodies, or adverse changes in the laws that we are subject to, may materially affect our business through the requirement of additional expenditures to comply with that legislation.

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

We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our devices. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our Company-owned devices and some of our merchant owned ATMs. Turmoil in the global credit markets in the future, such as that recently experienced, may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new branding partners and cash providers, and the underlying economics of any new arrangements may not be consistent with our current arrangements. Furthermore, if our existing bank branding partners or cash providers are acquired by other institutions with assistance from the Federal Deposit Insurance Corp. (“FDIC”), or placed into receivership by the FDIC, it is possible that our agreements may be rejected in part or in their entirety.

Finally, in response to the recent economic crisis, the Dodd-Frank Act, which contains broad measures that will affect almost all financial institutions within the United States, was signed into law on July 21, 2010. Among many other things, the Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve Bank the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions. Many of the detailed regulations required under the Act have yet to be finalized and are currently required to be finalized on or before July 31, 2011. As such, it is unclear at this point what impact these new regulations will ultimately have on financial institutions with whom we conduct business. However, if those financial institutions are negatively impacted by such regulations, our future operating results may be similarly impacted.

Further consolidations within the banking industry may impact our branding relationships as existing branding customers are acquired by other financial institutions, some of which may not be existing branding customers.

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

In the United States, including Puerto Rico, we rely on Bank of America, Wells Fargo, and Elan to provide us with the cash that we use in over 20,100 of our domestic devices where cash is not provided by the merchant (“vault cash”). In the United Kingdom, we rely on ALCB to provide us with the vault cash that we use in over 2,700 of our ATMs. Finally, Bansí, S.A., Institución de Banca Múltiple (“Bansi”) is our sole vault cash provider in Mexico and provides us with the cash that we use in over 2,700 of our ATMs in that market. Under our vault cash rental agreements with these providers, we pay a vault cash rental fee based on the total amount of vault cash that we are using at any given time. As of December 31, 2010, the balance of vault cash held in our United States, United Kingdom, and Mexico ATMs and financial services kiosks was approximately $1.1 billion, $226.2 million, and $40.4 million, respectively.

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

Our existing vault cash rental agreements expire at various times from March 2012 through December 2013. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our cash provider agreements. Other key terms of our agreements include the requirement that the cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period. Additionally, our contract with one of our vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 90 days prior written notice. However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.

If our vault cash providers were to demand return of their cash or terminate their arrangements with us and remove their cash from our devices, or if they fail to provide us with cash as and when we need it for our operations, our ability to operate our devices would be jeopardized, and we would need to locate alternative sources of vault cash. In the event this was to happen, the terms and conditions of the new or renewed agreements could potentially be less favorable to us, which would negatively impact our results of operations. Furthermore, restrictions on our access to cash to fill our devices could severely restrict our ability to keep our devices operating, and could subject us to contracted performance penalties.

We derive a substantial portion of our revenue from devices placed with a small number of merchants. If one or more of our top merchants were to cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.

For the year ended December 31, 2010, we derived 52.7% of our total revenues from ATMs and financial services kiosks placed at the locations of our five largest merchant customers. For the year ended December 31, 2010, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Target, and Hess. 7-Eleven, which is the single largest merchant customer in our portfolio, comprised approximately 34% of our total revenues for the year ended December 31, 2010. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven as well as our other top merchants.

The loss of any of our largest merchants or a decision by any one of them to reduce the number of our devices placed in their locations would result in a decline in our revenues. Furthermore, if their financial condition were to deteriorate in the future and, as a result, one of more of these merchants was required to close a significant number of their domestic store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. The contracts we have with our top five merchants have expiration dates of July 20, 2017; January 6, 2014; December 31, 2013; January 31, 2016; and December 31, 2013, respectively. Even if such contracts are renewed, the renewal terms may be less favorable to us than the current contracts. If any of our five largest merchants enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and gross profits.

In May 2009, we settled a long-standing lawsuit with one of our merchant customers who was the seventh and fifth largest merchant customer in our portfolio (based on revenues) during the years ended December 31, 2009 and 2008, respectively. In accordance with the settlement, our placement agreement with this merchant and the related bank branding agreement associated with those ATMs were terminated. Furthermore, in May 2010, we were unable to renew our agreement with one of our merchant customers who was the sixth and seventh largest merchant customer in our portfolio (based on revenues) during the years ended December 31, 2009 and 2008, respectively. As a result of these losses, our revenues were negatively impacted during 2009 and 2010, and will continue to be negatively impacted in the future. Any additional losses of our large merchant customers could result in further declines in our revenues and gross profits.

A substantial portion of our revenues and operating profits are generated by our merchant relationship with 7- Eleven. Accordingly, if 7-Eleven’s financial condition deteriorates in the future and it is required to close some or all of its store locations, or if our placement agreement with 7-Eleven expires or is terminated, our future financial results would be significantly impaired.

7-Eleven is the single largest merchant customer in our portfolio, representing approximately 34% of our total revenues for the year ended December 31, 2010. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven. If 7- Eleven’s financial condition were to deteriorate in the future and, as a result, it was required to close a significant number of its domestic store locations, our financial results would be significantly impacted. Additionally, while the underlying placement agreement with 7-Eleven has an initial term of 10 years, we may not be successful in renewing such agreement with 7-Eleven upon the end of that initial term, or such renewal may occur with terms and conditions that are not as favorable to us as those contained in the current agreement. Furthermore, the placement agreement executed with 7-Eleven contains certain terms and conditions that, if we fail to meet such terms and conditions, gives 7-Eleven the right to terminate the placement agreement or our exclusive right to provide certain services.

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

Additionally, in February 2010, Mount Vernon Money Center (“MVMC”), one of our third-party armored service providers in the Northeast United States, ceased all cash replenishment operations for its customers following the arrest of its founder and principal owner on charges of bank fraud. Shortly thereafter, the U.S. District Court in the Southern District of New York (the “SDNY”) appointed a receiver (the “Receiver”) to, among other things, seize all of the assets in the possession of MVMC. As a result of these actions, we were required to convert over 1,000 ATMs that were being serviced by MVMC to another third-party armored service provider, resulting in a minor amount of downtime being experienced by those ATMs and some one-time service conversion costs. Further, based upon a federal indictment in the SDNY of MVMC’s President and of its Chief Operating Officer (the “Indictment”), it appears that all or some of the cash which was delivered to MVMC’s vaults for the sole purpose of loading such cash into our ATMs was misappropriated by MVMC. We estimate that, immediately prior to the cessation of MVMC’s operations, the amount of vault cash that MVMC should have been holding for loading into our ATMs totaled approximately $16.2 million.

The Indictment alleges that the defendants defrauded multiple financial institutions and seeks the forfeiture to the United States government from the defendants in an amount of at least $75 million. In September 2010, MVMC’s President pleaded guilty to one or more of the counts set forth in the Indictment and a $70 million judgment was entered against him. With such conviction, it is our belief that the U.S. Government will distribute forfeited assets it obtains to the victims of the crime. We intend to seek recovery from such forfeited assets. Additionally, on May 27, 2010, MVMC, under the control of the Receiver, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Accordingly, at this point, it is uncertain what amount, if any, may ultimately be made available to us from the vault cash seized by law enforcement authorities, other assets that may be forfeited to the United States government, other assets controlled by the Receiver or in the MVMC bankruptcy estate, or from other potential sources of recovery, including proceeds from any insurance policies held by MVMC and/or its owner. Regardless, we currently believe that our existing insurance policies will cover any residual cash losses resulting from this incident, less related deductible payments. Because we cannot reasonably estimate the amount of residual cash losses that may ultimately result from this incident at this point in time, no contingent loss has been reflected in our Consolidated Statements of Operations. If new information comes to light and the recovery of any resulting cash losses is no longer deemed to be probable, we may be required to recognize such losses without a corresponding insurance receivable.

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

Our armored transport business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.

During 2008, we implemented our own armored courier operation in the United Kingdom which was further expanded to two cash depot facilities during 2010. As of December 31, 2010, we were providing armored services to approximately 1,380 (about half) of our ATMs in that market. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, as well as claims for personal injury, wrongful death, worker's compensation, punitive damages, and general liability. While we will seek to maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A successful claim brought against us for which coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Computer viruses or unauthorized software (malware) could harm our business by disrupting our transaction processing services, causing noncompliance with network rules and damaging our relationships with our merchant customers.

Computer viruses or malware could infiltrate our systems, thus disrupting our delivery of services and making our applications unavailable. Although we utilize several preventative and detective security controls in our network, any inability to prevent computer viruses or malware could damage our relationships with our merchant customers and cause us to be in non-compliance with applicable network rules and regulations.

Operational failures in our EFT transaction processing facilities could harm our business and our relationships with our merchant customers.

An operational failure in our EFT transaction processing facilities could harm our business and damage our relationships with our merchant customers. Damage or destruction that interrupts our transaction processing services could damage our relationships with our merchant customers and could cause us to incur substantial additional expense to repair or replace damaged equipment. We have installed back-up systems and procedures to prevent or react to such disruptions. However, a prolonged interruption of our services or network that extends for more than several hours (i.e., where our backup systems are not able to recover) could result in data loss or a reduction in revenues as our devices would be unable to process transactions. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential merchant customers to choose alternative service providers, as well as subject us to fines or penalties related to contractual service agreements.

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

Interest on amounts borrowed under our revolving credit facility is based on a floating interest rate, and our vault cash rental expense is partially based on floating interest rates. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. Vault cash is the cash we use in our machines in cases where cash is not provided by the merchant. We pay rental fees on the average amount of vault cash outstanding in our ATMs under floating rate formulas based on a spread above various LIBOR rates to Bank of America, Wells Fargo, and Elan in the United States (including Puerto Rico) and ALCB in the United Kingdom. Additionally, in Mexico, we pay a monthly rental fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”). Although we currently hedge a significant portion of our vault cash interest rate risk related to our operations in the United States through December 31, 2016 and in the United Kingdom through December 31, 2013 by using interest rate swap agreements, we may not be able to enter into similar arrangements for similar amounts in the future. Furthermore, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosure about Market Risk; Interest Rate Risk.

We maintain a significant amount of cash within our Company-owned devices, which is subject to potential loss due to theft or other events, including natural disasters.

As of December 31, 2010, there was approximately $1.4 billion in vault cash held in our domestic and international devices. Although legal and equitable title to such cash is held by the cash providers, any loss of such cash from our ATMs through theft or other means is typically our responsibility. We typically require that our cash service providers maintain adequate insurance coverage in the event cash losses occur as a result of misconduct or negligence on the part of such providers. However, we also maintain our own insurance policies to cover a significant portion of any losses that may occur that may ultimately not be covered by the insurance policies maintained by our service providers. In the event we incur losses that are covered by our insurance carriers, we will be required to fund a portion of those losses through the payment of any related deductible amounts under those policies. Furthermore, any increase in the frequency and/or amounts of such thefts and losses could negatively impact our operating results as a result of higher deductible payments and increased insurance premiums. Additionally, any damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with such merchants and impair our ability to deploy additional ATMs in those locations (or new locations) with those merchants in the future. Finally, impacted merchants may request, and have requested on a limited basis, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results.

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

Financial institutions that are members of Allpoint pay a fee in exchange for allowing their cardholders to use selected Company-owned and/or managed ATMs on a surcharge-free basis. The success of Allpoint is dependent upon the participation by our merchant customers in such networks. In the event a significant number of our merchants elect not to participate in such networks, the benefits and effectiveness of the networks would be diminished, thus potentially causing some of the participating financial institutions to not renew their agreements with us, and thereby negatively impacting our financial results.

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and the integration of the companies’ operations could have an adverse effect on our business, results of operations, financial condition or prospects.

In addition, acquired businesses may not achieve anticipated revenues, earnings or cash flows. Any shortfall in anticipated revenues, earnings or cash flows could require us to write down the carrying value of the intangible assets associated with any acquired company, which would adversely affect our reported earnings. For example, during the year ended December 31, 2008, we recorded a $50.0 million impairment charge to write down the value of the goodwill associated with our investment in our United Kingdom operations.

Since May 2001, we have acquired 14 ATM networks and one surcharge-free ATM network. Prior to our E*TRADE Access acquisition in June 2004, we had acquired only the assets of deployed ATM networks, rather than businesses and their related infrastructure. We currently anticipate that our future acquisitions will likely reflect a mix of asset acquisitions and acquisitions of businesses, with each acquisition having its own set of unique characteristics. To the extent that we elect to acquire an existing company or the operations, technology, and personnel of another ATM provider, we may assume some or all of the liabilities associated with the acquired company and face new and added challenges integrating such acquisition into our operations.

Any inability on our part to effectively manage our past or future growth could limit our ability to successfully grow the revenue and profitability of our business.

Our international operations involve special risks and may not be successful, which would result in a reduction of our gross profits.

As of December 31, 2010, 16.0% of our devices were located in the United Kingdom and Mexico. Those devices contributed 15.4% of our gross profits (exclusive of depreciation, accretion, and amortization) for the year ended December 31, 2010. We expect to continue to expand in the United Kingdom and Mexico and potentially into other countries as opportunities arise. However, our international operations are subject to certain inherent risks, including:

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

•
unexpected changes in laws, regulations, and policies of foreign governments or other regulatory bodies, including changes that could potentially disallow surcharging or that could result in a reduction in the amount of interchange or other transaction fees received per transaction;

•	unanticipated political and social instability that may be experienced;

•	rising crime rates in certain of the areas we operate in, including increased incidents of crimes against store personnel where our ATMs are located;

•	difficulties in staffing and managing foreign operations, including hiring and retaining skilled workers in those countries in which we operate;

•	decreased ATM usage related to decreased travel and tourism in the markets that we operate in, such as our ATMs in Mexico that are located in tourist destinations; and

•	potential adverse tax consequences, including restrictions on the repatriation of foreign earnings.

Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion. For example, during the latter half of 2008 and during 2009, we incurred reduced reported revenues as a consequence of the United States dollar strengthening relative to the British pound and Mexican peso. Additionally, the recent regulatory changes in Mexico have had an adverse impact on our transaction volumes in that market. Furthermore, the recent political and social instability in Mexico resulting from an increase in drug-related violence could negatively impact the level of transactions incurred on our existing devices in that market, as well as our ability to successfully grow our business there. See further discussion on this topic in the above risk factor entitled The passing of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

Our possible expansion efforts into new international markets involve unique risks and may not be successful.

We may continue to expand our operations internationally with a likely focus on high growth emerging markets, such as those in Central and Eastern Europe, Central and South America, and the Asia-Pacific region. Because the off-premise ATM industry is relatively undeveloped in these emerging markets, we may not be successful in these expansion efforts. In particular, many of these markets do not currently employ or support an off-premise ATM surcharging model, meaning that we would have to rely on interchange fees as our primary source of revenues. While we have had some success in deploying non-surcharging ATMs in selected markets, such a model requires significant transaction volumes to make it economically feasible to purchase and deploy ATMs. Furthermore, most of the ATMs in these markets are owned and operated by financial institutions, thus increasing the risk that cardholders would be unwilling to utilize an off-premise ATM with an unfamiliar brand. Finally, the regulatory environments in many of these markets are evolving and unpredictable, thus increasing the risk that a particular deployment model chosen at inception may not be economically viable in the future.

If we experience impairments of our goodwill or other intangible assets, we will be required to record a charge to earnings, which may be significant.

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of December 31, 2010, we had goodwill and other intangible assets of $239.4 million, or 52.6% of our total assets. We periodically evaluate the recoverability and the amortization period of our intangible assets under accounting principles generally accepted in the United States ("U.S. GAAP"). Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and any changes in them could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material. For example, during the year ended December 31, 2008, we recorded a $50.0 million goodwill impairment charge. Additionally, during the years ended December 2010, 2009 and 2008, we recorded $0.2 million, $0.4 million and $0.4 million, respectively, in net impairment charges associated with intangibles related to our acquired merchant contracts/relationships. Other impairment charges in the future may also adversely affect our results of operations.

Additionally, the new and potential regulatory issues facing our Mexico operations could result in the potential impairment of assets associated with those operations. Although the annual impairment test performed at December 31, 2010 did not indicate an impairment of goodwill related to our Mexico operations, the difference between the fair value and the carrying value of that reporting unit significantly decreased compared to a year ago. We have plans to mitigate the impact of the decreased transaction levels in Mexico, and have several initiatives that are currently being developed, which, if successful, would likely generate better operating results than the estimated results in the analysis. For further discussion on this topic, see the above risk factor entitled The passing of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2010, we had outstanding indebtedness of approximately $254.8 million, which represents 85.2% of our total capitalization of $299.1 million. Our substantial indebtedness could have important consequences to you. For example, it could:

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

In addition, we are required by our credit agreement to adhere to certain covenants and maintain specified financial ratios. While we currently have the ability to borrow the full amount available under our credit agreement, as a result of these ratios, we may be limited in the manner in which we conduct our business in the future and may be unable to engage in favorable business activities or finance our future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our debt obligations. A failure to comply with the covenants or financial ratios could result in an event of default. In the event of a default under our credit agreement, the lenders could exercise a number of remedies, some of which could result in an event of default under the indentures governing the senior subordinated notes. An acceleration of indebtedness under our credit agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time. If any or all of our debt were to be accelerated, we cannot assure you that our assets would be sufficient to repay our indebtedness in full. If we are unable to repay any amounts outstanding under our bank credit facility when due, the lenders will have the right to proceed against the collateral securing our indebtedness. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities.

We incurred substantial losses in the past and may incur losses again in the future.

Although we generated a net profit in the last two years of $41.0 million and $5.3 million for the years ended December 31, 2010 and 2009, respectively, we incurred net losses in the preceding years. As of December 31, 2010, we had an accumulated deficit of $56.0 million. There can be no guarantee that we will continue to achieve profitability in the future. Even if we continue to be profitable, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

The passing of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

Despite the nationwide acceptance of surcharge fees at ATMs in the United States since their introduction in 1996, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. Although Section 1044 of the Dodd-Frank Act passed in July 2010 contains a provision that will limit the application of federal preemption with respect to state laws that do not discriminate against national banks, federal preemption will not be affected by local municipal laws, where such proposed bans or limits often arise. More recently, some federal officials have expressed concern that surcharge fees charged by banks and non-bank ATM operators are unfair to consumers. To that end, an amendment proposing limits on the fees that ATM operators, including financial institutions, can charge consumers was recently introduced in the United States Senate, but was not ultimately included in the final version of the Dodd-Frank Act that was signed into law. If similar proposed legislation were to be enacted in the future, and the amount we were able to charge for consumers to use our ATMs was reduced, our revenues and related profitability would be negatively impacted. Furthermore, if such limits were set at levels that are below our current or future costs to operate our ATMs, it would have a material adverse impact on our ability to continue to operate under our current business model.

In the United Kingdom, the Treasury Select Committee of the House of Commons published a report regarding surcharges in the ATM industry in March 2005. Following this report, this committee was formed to investigate public concerns regarding the ATM industry, including (1) adequacy of disclosure to ATM customers regarding surcharges, (2) whether ATM providers should be required to provide free services in low-income areas and (3) whether to limit the level of surcharges. While the committee made numerous recommendations to Parliament regarding the ATM industry, including that ATMs should be subject to the Banking Code (a voluntary code of practice adopted by all financial institutions in the United Kingdom), the United Kingdom government did not accept the committee’s recommendations. Despite the rejection of the committee’s recommendations, the United Kingdom government sponsored an ATM task force to look at social exclusion in relation to ATM services. As a result of the task force’s findings, approximately 600 additional free-to-use ATMs (to be provided by multiple ATM providers) were required to be installed in low income areas throughout the United Kingdom. While this was less than a 2% increase in free-to-use ATMs throughout the United Kingdom, there is no certainty that other similar proposals will not be made and accepted in the future. If the legislature or another body with regulatory authority in the United Kingdom were to impose limits on the level of surcharges for ATM transactions, our revenue from operations in the United Kingdom would be negatively impacted.

In Mexico, surcharging for off-premise ATMs was legalized in late 2003, but was not formally implemented until July 2005. In early October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose fees to consumers. The objective of these rules was to provide more transparency to the consumer regarding the cost of a specific ATM transaction, rather than to limit the amount of fees charged to the consumer. Such rules, which became effective in May 2010, required ATM operators to elect between receiving interchange fees from card-issuing banks or surcharge fees from consumers. Cardtronics Mexico elected to assess a surcharge fee on the consumer rather than select the interchange fee-only option, and subsequently raised the level of its surcharge fees in order to recoup the interchange fees it is no longer receiving. Since the new fee structure became effective, the number of cash withdrawal transactions conducted on Cardtronics Mexico’s ATMs has substantially declined on a same-store basis as compared to the same period in 2009, and, to date, there has been no indication that suggests transaction levels will recover to levels experienced prior to the new rules being in effect. At the current transaction levels, the additional surcharge fee amounts at a number of Cardtronics Mexico’s ATMs are not sufficient to offset the lost interchange revenues, which has resulted in lower revenues and profitability per ATM in that market.

Additionally, in late October 2010, an additional rule went into effect in Mexico that prohibits a bank from assessing any ATM usage fee at its ATMs on any of its accountholders. While this rule does not affect Cardtronics Mexico’s ability to assess a surcharge fee to any cardholder who uses our ATMs (other than the accountholders of Bansi, our sponsoring financial institution in Mexico and equity partner in Cardtronics Mexico, whom we have never assessed any fees and which represent less than 1% of the total transactions conducted on Cardtronics Mexico’s ATMs), this new rule may further motivate cardholders to use their own bank’s ATMs in order to avoid any fees whatsoever and thus further reduce transactions at Cardtronics Mexico’s ATMs.

As a result of the above developments, we have reduced our ATM deployments in Mexico in order to better measure the impact of the above rules on our ATM transaction levels and related profits. If we are unsuccessful in our efforts to implement certain measures to mitigate the effects of these new rules in Mexico, our overall profitability in that market will decline and we may be required to record an impairment charge in future periods to write-down the carrying value of certain existing tangible and intangible assets associated with that operation.

Furthermore, one of our primary merchant contracts in Mexico requires us to install a certain number of ATMs within a specified period of time in order to maintain exclusive rights to deploy ATMs at their retail locations. As a result of the negative effects of the recent regulatory changes to the Cardtronics Mexico business and our decision to reduce our ATM deployments, we could lose our exclusivity rights with this merchant.

Potential new currency designs may require modifications to our ATMs that could severely impact our cash flows.

On November 26, 2006, a U.S. District Court judge ruled that the United States’ currencies (as currently designed) violate the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the United States are identical in size and color, regardless of denomination. As a consequence of this ruling, the United States Treasury conducted a study to determine the options to make United States paper currency accessible to the blind or visually impaired. It is our understanding that the BEP received that study on or about July 28, 2009, and together with the United States Treasury and the Federal Reserve, are reviewing the study. Upon the completion of that review, these institutions will publish their recommendations and thereafter seek public comments (in writing and at public forums) on those recommendations. Following the public comment period, a final recommendation will be made to the Secretary of the Treasury, who has authority to change the design and features of the currency notes utilized in the United States. While it is still uncertain at this time what impact, if any, this process will have on the ATM industry (including us), it is possible that any changes made to the design of the paper currency notes utilized in the United States could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense such notes.

Noncompliance with established EFT network rules and regulations could expose us to fines and penalties and could negatively impact our results of operations. Additionally, new EFT network rules and regulations could require us to expend significant amounts of capital to remain in compliance with such rules and regulations.

Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus, and Plus in the United States; LINK in the United Kingdom; and PROSA-RED in Mexico. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to us. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including ourselves, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could expose us to penalties and/or fines, which could negatively impact our financial results. For example, in the United Kingdom, MasterCard and Visa require compliance with the EMV security standard. This standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” While we completed our compliance efforts in this regard in 2008, we incurred $1.2 million in charges earlier that year due to transactions conducted on our machines with counterfeit cards prior to the completion of our EMV certification efforts. In January 2010, the Central Bank of Mexico decided that the ATMs in the country should be compliant with the EMV standard as well. The date of implementation of the EMV standard varies by the risk grade of the ATMs, with high risk ATMs implemented by September 1, 2011; medium risk ATMs by September 1, 2013; and low risk ATMs by September 1, 2014.  As of December 31, 2010, Cardtronics Mexico had approximately 300 high risk ATMs, 300 medium risk ATMs, and 2,300 low risk ATMs.  We expect the implementation of this standard will require approximately $0.2 million, $0.2 million, and $1.2 million in capital expenditures during 2011, 2013 and 2014, respectively.

In addition to the above, new rules or regulations enacted by the EFT networks could require us to expend significant sums of capital to ensure that our ATMs and financial services kiosks remain in compliance with such rules and regulations. For example, we expended significant sums of capital in recent years to meet the Triple-DES security standard mandated by MasterCard and Visa. Similar rules and regulations that may be enacted in the future could result in us having to make additional capital outlays in order to remain in compliance, some of which could be significant.

The majority of the electronic debit networks over which our transactions are conducted require sponsorship by a bank.

In each of the geographic segments in which we operate, bank sponsorship is required in order to process transactions over certain networks. In the United States, our largest geographic segment by revenues, bank sponsorship is required on the significant majority of our transactions and we currently rely on one primary sponsor bank for access to the applicable networks. In our United Kingdom segment, only international transactions require bank sponsorship. In Mexico, all ATM transactions require bank sponsorship, which is currently provided by our noncontrolling interest partner.  If our current sponsor banks decide to no longer provide this service, or are no longer financially capable of providing this service as may be determined by certain networks, it may be difficult to find an adequate replacement at a cost similar to what we incur today, or potentially, we could incur a temporary service disruption for certain transactions in the event we lose or do not retain bank sponsorship.

Developments in electronic financial transactions could materially reduce our transaction levels and revenues.

Certain developments in the field of electronic financial transactions may reduce the need for services offered at our devices in the future. These developments could encompass technological changes and advancement in the areas of payments as well as physical self-service financial devices, governmental actions, customer preferences, as well as other factors. If transaction levels over our existing ATM locations were to decrease as a result of one or several of these developments, our business could be adversely affected.

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

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:

•	changes in general economic conditions and specific market conditions in the ATM and financial services industries;
•	changes in payment trends and offerings in the markets in which we operate;
•	competition from other companies providing the same or similar services that we offer;
•	the timing and magnitude of operating expenses, capital expenditures, and expenses related to the expansion of sales, marketing, and operations, including as a result of acquisitions, if any;
•	the timing and magnitude of any impairment charges that may materialize over time relating to our goodwill, intangible assets or long-lived assets;
•	changes in the general level of interest rates in the markets in which we operate;
•	changes in regulatory requirements associated with the ATM and financial services industries;
•	changes in the mix of our current services;
•	changes in the financial condition and credit risk of our customers; and
•	changes in the financial condition and operational execution of our key vendors and service providers.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition. Although we have experienced growth in revenues in recent years, this growth rate is not necessarily indicative of future operating results. A relatively large portion of our expenses are fixed in the short-term, particularly with respect to personnel expenses, depreciation and amortization expenses, and interest expense. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior periods should not be relied upon as indications of our future performance.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

We are dependent upon the ability and experience of a number of key personnel who have substantial experience with our operations, the rapidly changing automated consumer financial services industry and the geographical segments in which we operate.  It is possible that the loss of the services of one or a combination of several of our senior executives would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain other qualified management, as well as technical and operational personnel as we grow. We may not be able to continue to attract and retain such personnel in the future, which could adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, and our telephone number is (832) 308-4000. We lease approximately 52,500 square feet of space under our Houston headquarters office lease. In addition, we lease approximately 41,300 square feet of office and warehouse space in north Houston. Furthermore, we lease approximately 25,500 square feet in Frisco, Texas, where we manage our EFT transaction processing operations, and approximately 3,400 square feet of office space in Bethesda, Maryland, where we manage our Allpoint surcharge-free network operations.

In addition to our domestic office space, we lease approximately 6,200 square feet of office space in Hatfield, Hertfordshire, England and two Green Team armored operations’ cash depot facilities located outside of London, England and Manchester, England measuring approximately 7,125 square feet and 10,100 square feet, respectively. In addition, we lease approximately 3,300 square feet of warehouse space in Crawley, West Sussex, England.  We also lease approximately 9,300 square feet of office space in Mexico City, Mexico. Our facilities are leased pursuant to operating leases for various terms. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material pending legal and regulatory proceedings and settlements, see Part II, Item 8. Financial Statements and Supplementary Data, Note 14, Commitments and Contingencies.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Market under the symbol “CATM.”  As of February 28, 2011, there were 98 shareholders of record of our common stock.

Quarterly Stock Prices. The following table reflects the quarterly high and low sales prices for our common stock as reported on the NASDAQ Stock Market:

	High	Low
2010
Fourth Quarter	$18.79	$14.91
Third Quarter	15.47	11.55
Second Quarter	14.58	10.40
First Quarter	13.44	9.51

2009
Fourth Quarter	$12.42	$7.55
Third Quarter	8.47	3.25
Second Quarter	4.15	1.65
First Quarter	2.13	0.79

Dividend Information. We have historically not paid, nor do we anticipate paying, dividends with respect to our common stock. For information on restrictions regarding our ability to pay dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities — Revolving Credit Facility and – Senior Subordinated Notes and Item 8. Financial Statements and Supplementary Data, Note 9, Long-Term Debt.

Stock Performance Graph. The following graph compares the cumulative three-year total return to holders of Cardtronics Inc.'s common stock, the NASDAQ Composite index (the “Index”), and a customized peer group of six companies that includes Coinstar, Inc., Euronet Worldwide, Inc., Global Cash Access Holdings, Inc., Heartland Payment Systems Inc., TNS, Inc. and Wright Express Corp. (collectively, the “Peer Group”). We selected the Peer Group companies because they are publicly traded companies that (i) are competitors for products and services; (ii) may experience similar market cycles to ours; (iii) may be tracked similarly by analysts; (iv) are in a generally comparable bracket of market capitalization and/or revenue to ours; and (v) compete for the specialized talent of our executives. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock at $9.50 per share (the closing market price at the end of our first trading day), in the Peer Group, and the Index on December 11, 2007 (our first trading day), (ii) investment in the Peer Group was weighted based on the returns of each individual company within the Peer Group according to their market capitalization at the beginning of the period; and (iii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/11/07	12/07	6/08	12/08	6/09	12/09	6/10	12/10

Cardtronics Inc.	100.00	106.42	93.37	13.58	40.11	116.42	136.42	186.32
NASDAQ Composite	100.00	99.87	86.43	59.10	68.99	85.82	79.90	100.89
Peer Group	100.00	99.16	84.38	47.75	73.56	85.43	81.22	101.16

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2010:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (1) (2)
October 1 – 31, 2010	—		—		—	$9,882,410
November 1 – 30, 2010	496	(3)	$17.10	(4)	—	$9,882,410
December 1 – 31, 2010	—		—		—	$9,882,410
_________

(1)
In February 2009, our Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to an aggregate of $10.0 million in common stock. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The share repurchase program will expire on June 30, 2011, unless extended or terminated earlier by the Board of Directors. To date, we have purchased approximately 35,000 shares of our common stock at a total cost of $0.1 million and at an average price per share of $3.37.

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

(3)
Represents shares surrendered to us by a participant in our 2007 Stock Incentive Plan to settle the participant’s personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participant under the plan.

(4)
The price paid per share was based on the average high and low trading prices of our common stock on November 11, 2010, which represents the date on which we repurchased shares from the participant under our 2007 Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our consolidated financial statements. As a result of our acquisitions of the 7-Eleven Financial Services Business in July 2007, our financial results for the years presented below are not comparable in all periods. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share information and number of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$532,078	$493,353	$493,014	$378,298	$293,605
Income (loss) from operations (1)	66,263	43,000	(38,118)	7,158	18,414
Net income (loss) (1) (2)	41,133	5,771	(72,397)	(27,857)	(756)
Net income (loss) attributable to controlling interests and available to common stockholders (1) (2) (3)	40,959	5,277	(71,375)	(63,753)	(796)
Per Share Data:
Basic net income (loss) per common share	$0.98	$0.13	$(1.84)	$(4.13)	$(0.06)
Diluted net income (loss) per common share	$0.96	$0.13	$(1.84)	$(4.13)	$(0.06)
Basic weighted average shares outstanding	40,347,194	39,244,057	38,800,782	15,423,744	13,904,505
Diluted weighted average shares outstanding	41,059,381	39,896,366	38,800,782	15,423,744	13,904,505

Consolidated Balance Sheets Data:
Total cash and cash equivalents	$3,189	$10,449	$3,424	$13,439	$2,718
Total assets	455,315	460,404	480,828	590,737	367,756
Total long-term debt and capital lease obligations, including current portion	254,833	307,287	347,181	310,744	252,895
Preferred stock	—	—	—	—	76,594
Total stockholders’ equity (deficit)	44,254	(1,290)	(19,750)	106,720	(37,168)

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$105,168	$74,874	$16,218	$55,108	$25,446
Cash flows from investing activities	(50,652)	(26,031)	(60,476)	(202,529)	(35,973)
Cash flows from financing activities	(62,150)	(42,232)	34,507	158,155	11,192

Operating Data (Unaudited):
Total number of ATMs (at period end):
ATM operations	34,119	33,408	32,950	32,319	25,259
Managed services	2,851	1,636	805	669	—
Total number of ATMs (at period end)	36,970	35,044	33,755	32,988	25,259

Total transactions (excluding managed services)	417,226	383,323	354,391	247,270	172,808
Total cash withdrawal transactions (excluding managed services)	256,440	244,378	228,306	166,248	125,078
____________

(1)
For the year ended December 31, 2008, amounts include a $50.0 million goodwill impairment charge associated with our United Kingdom operations. For additional information on this charge, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Goodwill Impairment.

(2)
For the year ended December 31, 2010, amounts include $27.2 million in income tax benefits related to the reversal of previously-established valuation allowances on our domestic deferred tax assets and pre-tax charges of approximately $14.5 million related to certain charges associated with the refinancing of our outstanding debt obligations.

(3)
For the year ended December 31, 2007, net loss attributable to controlling interests and available to common stockholders reflects a $36.0 million one-time, non-cash charge associated with the conversion of our Series B redeemable convertible preferred stock into shares of common stock in conjunction with our initial public offering in December 2007. For the years ended December 31, 2007 and 2006, the net loss attributable to controlling interests and available to common stockholders reflects the accretion of issuance costs associated with the Series B redeemable convertible preferred stock.

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

Our discussion and analysis includes the following:

•	Strategic Outlook

•	Developing Trends in the ATM and Financial Services Industry

•	Recent Events

•	Overview of Business

•	Results of Operations

•	Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements Issued but Not Yet Adopted

•	Commitments and Contingencies

Strategic Outlook

Over the past several years, we have expanded our operations through acquisitions, the launch of our EFT transaction processing platform, the launch of our armored courier operation in the United Kingdom, the continued deployment of ATMs in high-traffic locations under our contracts with well-known retailers, the development of bank branding relationships, and the expansion of our wholly-owned surcharge-free ATM network, Allpoint. In 2010, we continued to expand our operations through many of these activities, as well as through our managed services offerings.

In 2011, we expect to continue the activities outlined above, as well as launch new initiatives to further leverage the significant investment that we have made in the development of our extensive ATM and financial services kiosk network.  In particular, we see opportunities to further expand our operations in 2011 through the following:

•
Increasing our number of deployed devices with existing as well as new merchant relationships.  We believe that there is a significant opportunity to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs today.  Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities.  Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs today as well as those that have existing ATM programs but that are looking for a new ATM provider.  We believe that our size and scale, as well as our proven operational track record and multiple financial service offerings, including our bank branding and Allpoint surcharge-free offerings, make us well-positioned to capitalize on these opportunities as they arise.

•
Working with non-traditional financial institutions and card issuers to further leverage our extensive ATM and financial services kiosk network.  We believe that there are opportunities to develop relationships with non-traditional financial institutions and card issuers that are seeking an extensive and convenient ATM network to complement their new card offerings.  In particular, we believe that many of the prepaid debit card issuers that exist today in the United States can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis.  For example, we recently announced a partnership with Univision whereby cardholders of the recently-launched Univision MasterCard® Prepaid Card will have surcharge-free access to the ATMs included within the Allpoint network.  This represents an entirely new card base of potential customers that will now be actively directed to use our ATM network.

•
Increasing transaction levels at our existing locations.  We believe that there is opportunity to increase the number of transactions that are occurring today at our existing ATM locations.  On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks.  In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding, we are working on developing new initiatives to potentially drive incremental transactions over our existing ATM locations.

•
International expansion. We currently operate in the United States (including the territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom and Mexico. We believe that there may be further opportunities to expand our business outside the United States.

Longer term, we believe there are opportunities to not only expand our ATM and financial services kiosk network, but to also expand the types of services that we offer through that network.  We believe that recent industry regulatory changes coupled with the proliferation of stored-value prepaid debit cards (see Developing Trends in the ATM and Financial Services Industry below) provide us with a unique opportunity to leverage our extensive retail ATM and financial services kiosk network to provide a broader array of automated financial services to financial institutions and card issuers.  For example, with recently enacted and pending regulatory changes with respect to credit cards, debit cards and traditional demand deposit accounts, there is a considerable amount of uncertainty surrounding many of the revenue streams traditionally earned by financial institutions.  As a result, we believe that our network of ATMs located in prime retail locations represents an attractive and affordable option for financial institutions looking to continue to expand their ATM network in a cost-effective manner.  Additionally, we believe that the selective deployment of devices that perform other financial services, including check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide the convenience of branch banking in an off-premise retail setting.

Developing Trends in the ATM and Financial Services Industry

Increase in Surcharge-Free Offerings. Many United States banks serving the market for consumer banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially less cost than building their own ATM networks. These factors have led to an increase in bank branding and participation in surcharge-free networks, and we believe that there will be continued growth in such arrangements.

Increase in Usage of Stored-Value Prepaid Debit Cards. In the United States, we have seen a proliferation in the issuance and acceptance of stored-value prepaid debit cards as a means for consumers to access their cash and make routine retail purchases. Based on published studies, the value loaded on stored-value prepaid cards such as open loop network-branded money and financial services cards, payroll cards, social security cards, and unemployment benefit cards, is expected to increase threefold in the next four to five years. These figures do not include card types less likely to be used at ATMs such as gift cards, consumer incentive cards, and transit cards.

 We believe that our network of ATMs and financial services kiosks, located in well-known retail establishments throughout the United States, provides a convenient and cost-effective way for holders of such cards to access their cash and potentially conduct other financial services transactions. Furthermore, through Allpoint, which partners with financial institutions that issue and sponsor stored-value prepaid debit card programs on behalf of corporate entities and governmental organizations, we are able to provide holders of such cards convenient, surcharge-free access to their cash. While it is difficult to measure the precise number of cash withdrawal transactions occurring from stored-value cards on our network, we believe that such number increased significantly over the last couple of years and represented a significant portion of the year-over-year withdrawal transaction count gains that we saw in the United States.

Growth in Other Automated Consumer Financial Services. Approximately 75% of all ATM transactions in the United States are cash withdrawals, with the remainder representing other basic banking functions such as balance inquiries, transfers, and deposits. We believe that there are significant opportunities for a large non-bank ATM operator to provide additional financial services to customers, such as check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services through self-service kiosks. These additional consumer financial services would result in additional revenue streams for us and could ultimately result in increased profitability. It would require additional capital expenditures on our part to offer these services more broadly.

Managed Services. While many banks own significant networks of ATMs that serve as extensions of their branch networks and increase the level of service offered to their customers, large ATM networks are costly to operate and typically do not provide significant revenue for banks and smaller financial institutions. Similarly, there are retailers that own their own network of ATMs for added services to their customers. Operating a network of ATMs is not a core competency for the majority of banks or other financial institutions and for retailers; therefore, we believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending their customer service. Additionally, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks.

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

•
United Kingdom. The United Kingdom is the largest ATM market in Europe. Until the late 1990s, most United Kingdom ATMs were installed at bank and building society branches. Non-bank operators began to deploy ATMs in the United Kingdom in December 1998 when LINK (which connects the ATM networks of all United Kingdom ATM operators) allowed them entry into its network via arrangements between non-bank operators and United Kingdom financial institutions. We believe that non-bank ATM operators have benefited in recent years from customer demand for more conveniently located cash machines, the emergence of internet banking with no established point of presence, and the closure of bank branches due to consolidation. According to LINK, approximately 63,000 ATMs were deployed in the United Kingdom as of December 2010, of which approximately 27,000 were operated by non-banks. The current number of ATMs has grown from approximately 36,700 ATMs in the United Kingdom in 2001, with less than 7,000 operated by non-banks. Similar to the United States, electronic payment alternatives have gained popularity in the United Kingdom in recent years. However, cash is still the primary payment method preferred by consumers, representing nearly two-thirds of total transaction spending according to the UK Payments Administration Ltd’s UK Cash & Cash Machines 2010 publication.

•
Mexico. Historically, surcharge fees were not allowed pursuant to Mexican law. In July 2005, the Mexican government approved a measure that allowed ATM operators to charge a fee to individuals withdrawing cash from their ATMs. However, effective May, 2010, the Central Bank of Mexico adopted new rules that required ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers. Cardtronics Mexico elected to assess the surcharge fee to the consumer rather than the interchange fee to that consumer’s financial institution. According to the Central Bank of Mexico, as of September 2010, Mexico had approximately 35,400 ATMs operating throughout the country, substantially all of which were owned by national and regional banks.

Increases in Surcharge Rates. In 2007 and 2008, several large financial institutions in the United States began increasing the surcharge rate charged to non-customers for the use of their ATMs. These rate increases by other institutions enabled us to increase the surcharge rates charged on our ATMs in selected markets and with certain merchant customers. Furthermore, we believe the higher surcharge rates make our surcharge-free offerings more attractive to consumers and other financial institutions.

Decrease in Interchange Rates. The interchange rates paid to independent ATM deployers, such as ourselves, are set by the various EFT networks over which the underlying transactions are routed.  Recently, certain networks have reduced the net interchange fees paid to ATM deployers for transactions routed through their networks.  For example, during April 2010, a global network brand in the United States reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network.  As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by this network.  This rate change and the increased volume conducted on the lower-priced network have reduced our interchange revenues as well as our ATM operating gross profits. Additionally, another global network brand in the United States recently announced that it will increase the fees it charges to ATM deployers beginning in April 2011, which will reduce the net interchange fees received from this network. If additional financial institutions move to take advantage of the lower interchange rate, or if additional networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits would be negatively impacted.

Additionally, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network, declined effective as of January 1, 2011. LINK sets the interchange rates in the United Kingdom annually by using a cost-based methodology that incorporates the interest rates and cash costs from the previous year. As a result, the interchange revenues per transaction generated by certain of our ATMs in that market will decline in 2011. Based on the number of cash withdrawal transactions in 2010 which we were paid interchange, and based on the average foreign currency exchange rate during 2010, we expect our interchange revenues in the United Kingdom to decline by approximately $4.1 million in 2011.

Recent Events

Withdrawal Transaction and Revenue Trends – United States. For the year ended December 31, 2010, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 2.0% over the prior year. We define same-store ATMs as all ATMs that were continuously transacting for the trailing 13-month period to ensure the exclusion of any new growth or mid-month installations.

The increase in transactions was primarily attributable to two factors: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings, and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments.  With respect to the latter, the increase in the number of stored-value cards in circulation has served to increase our potential customer base, as these stored-value cards are capable of being used in ATMs, and many of the individuals to whom the cards have been issued are traditionally unbanked or under-banked and have not historically been able to utilize ATMs.  We expect to continue to see an increase in the number of stored-value cards in the future, which we believe will result in an increase in the number of cash withdrawal transactions being conducted on our domestic ATMs.  Partially offsetting the increases in our same-store cash withdrawal transactions during 2010 were surcharge rate increases that we implemented in certain retail partner locations during the latter half of 2009 and the first half of 2010, which resulted in decreased levels of surcharge transactions, which are a subset of cash withdrawal transactions. While the surcharge rate increases have had somewhat of a negative impact on transaction volumes, the additional surcharge revenues generated by the rate increases has more than offset the reduced volumes, evident in the fact that while same-store cash withdrawal transactions were up modestly for the periods, same-store revenues were up by a greater amount.

Total transactions conducted on our domestic ATMs decreased slightly in 2010 compared to the prior year.  This decrease was primarily due to the previously-announced losses of two significant merchant customer relationships, one in the fourth quarter of 2009 and the other in the second quarter of 2010, as well as the above-discussed surcharge rate increases, which despite their positive impact on revenues, contributed to a decrease in surcharge transaction counts. The decrease in total transactions from these factors was mostly offset by growth in the number of ATMs and transactions with existing merchant customers.

As our surcharge-free offerings continue to grow in the United States, so do the interchange revenues we earn from the networks and card-issuing financial institutions whose customers utilize our ATMs.  However, as explained above under Developing Trends in the ATM and Financial Services Industry – Decrease in Interchange Rates, certain networks have recently reduced the net interchange fees paid to ATM deployers for transactions routed through their networks, as well as increased fees charged to ATM deployers, which has reduced our net interchange revenues as well as our ATM operating gross profits.  If additional financial institutions move to take advantage of the lower interchange rate, or if additional networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits would be negatively impacted.

Withdrawal Transaction and Revenue Trends – United Kingdom. In the United Kingdom, total same-store cash withdrawal transactions increased by approximately 3.1% in 2010 when compared to 2009. We continued to see a shift in the mix of ATMs in the United Kingdom (i.e., less pay-to-use ATMs and more surcharge-free, or “free-to-use” ATMs), and therefore we have been installing more free-to-use machines in this market. Specifically, the number of free-to-use machines we have in the United Kingdom increased by 67.3%, whereas the number of pay-to-use machines decreased by 14.6%. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has translated to higher interchange revenues, which has more than offset the loss of surcharge revenues. For example, our per-ATM operating revenues per month totaled £1,570 during the year ended December 31, 2010, which represents an increase of 5.6% when compared to the £1,487 earned per ATM per month during the previous year. As previously noted, we expect that this trend toward free-to-use ATMs will continue and we anticipate installing additional free-to-use ATMs in this market in the future.

However, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network declined effective as of January 1, 2011. As a result, the interchange revenues per transaction generated by our ATMs in that market will decline in 2011, as previously discussed.

Financial Regulatory Reform in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (i) call for the establishment of a new Bureau of Consumer Financial Protection, (ii) limit the activities that banking entities may engage in, and (iii) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act have yet to be finalized and are currently required to be finalized on or before July 31, 2011.  Based on the interpretations of the current language contained within the Act, it appears that the regulation of interchange fees for electronic debit transactions will not apply to ATM cash withdrawal transactions. Accordingly, at this point, we do not believe that the regulations that are likely to arise from the Dodd-Frank Act will have a material impact on our operations. However, if ATM cash withdrawal transactions were to fall under the proposed regulatory framework, and the related interchange fees were reduced from their current levels, such change would likely have a negative impact on our future revenues and operating profits.  Conversely, additional proposed regulations contained within the Act are aimed at providing merchants with additional flexibility in terms of allowing certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  Such a change may result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact our future revenues and operating profits (through increased transaction levels at our ATMs). Finally, the Dodd-Frank Act requires debit cards to be recognized (or authorized) over at least two non-affiliated networks and provides for rules that would allow merchants greater flexibility in routing transactions across networks that are more economical for the merchant. The Federal Reserve requested comments as to whether these network and routing provisions should apply to ATM transactions. If the final rules provide that the network exclusivity and routing rules do apply to ATM transactions, we and other ATM operators may be able to conduct ATM transactions in a more economically beneficial manner.

Change in Mexico Fee Structure.  In May 2010, as supplemented in October 2010, rules promulgated by the Central Bank of Mexico became effective that require ATM operators to choose between receiving an interchange fee from the consumer’s card-issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs.

Our majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee-only rather than selecting the interchange-only option, and subsequently increased the amount of our surcharge fees to compensate for the loss of interchange fees that we previously earned on such ATM transactions.  Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.  As a result of the above developments, we have reduced our ATM deployments in Mexico and are working on strategies to mitigate the negative effects of these events.  If we are unsuccessful in such efforts, our overall profitability in that market will decline.  If such declines are significant, we may be required to record an impairment charge in future periods to write down the carrying value of certain existing tangible and intangible assets associated with that operation.

Corporate Debt Restructuring. During the third quarter of 2010, we conducted a series of financing transactions to restructure and improve our overall debt structure.  These transactions included (1) the execution of a new $175.0 million bank credit facility; (2) the redemption of our previously outstanding $300.0 million 9.25% senior subordinated notes due 2013; and (3) the issuance of $200.0 million 8.25% senior subordinated notes due 2018.  Through these transactions, we accomplished a number of goals, including (1) reducing our overall leverage, (2) extending the maturity on the majority of our debt from three years to eight years, (3) increasing our financial flexibility, and (4) reducing our expected interest costs in future periods.  With respect to our increased financial flexibility, we now have the ability to repay a portion of our outstanding debt without prepayment penalty, and in addition, we have greater flexibility under the credit facility with respect to certain activities, such as stock repurchases and dividend payments. With regard to reduced expected interest costs in future periods based on the current interest rate environment, we estimate that the combined effect of the transactions will enable us to save approximately $8.6 million in annual interest expense during 2011, with the annual savings in future periods expected to be slightly higher, assuming we are able to pay down the borrowings currently outstanding under our revolving credit facility.

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

For additional information on our financing activities during the period, see Item 8. Financial Statements and Supplementary Data, Note 9, Long-Term Debt.

Secondary Equity Offerings. On April 6, 2010 and August 24, 2010, we successfully completed underwritten sales of 8.1 million and 7.6 million shares, respectively, of already outstanding common stock held by our two long-term private equity sponsors, TA Associates, Inc. and The CapStreet Group LLC.  The securities were sold under a shelf registration statement at a price to the public of $12 per share for the April offering and $14 per share for the August offering.  We did not receive any proceeds from the sales of common stock by TA Associates and/or The CapStreet Group.  As a result of these secondary offerings and additional transactions throughout the remainder of 2010, as of December 31, 2010, TA Associates owned approximately 5% of our outstanding shares and The CapStreet Group had no holdings of our common stock. Subsequently, in February 2011, TA Associates distributed the remainder of its holdings to its partners, and as a result, neither TA Associates nor the CapStreet Group currently has a remaining ownership position in the Company, although individual general or limited partners may continue to own our shares.

Organizational Changes. During 2010, we implemented various changes to our organizational structure including: (1) the appointment of a new Chief Executive Officer in February, who was also elected to serve on our Board of Directors; (2) increase in the size of our Board by one seat in February, from seven to eight members; (3) the appointment of two new Board members in February and November; (4) the resignation of the previous chairman of the Board and the appointment of his successor in November; (5) a new strategic organizational structure announced in October (discussed further below); and (6) the hiring of a Chief Marketing Officer in November.

The new strategic organizational structure is designed to better align our management structure with our key business and strategic initiatives. Our United States operations were separated into two business units – “Network and Financial Services” and “ATM Services”, and in connection with the appointment of the previous Chief Accounting Officer as the Division Executive of the ATM Services business unit, the previous Corporate Controller was appointed as the new Chief Accounting Officer. Additionally, the founder of Allpoint was appointed as the Division Executive of the Network and Financial Services unit, which includes our Allpoint network, bank branding, managed services as well as future products and services designed to leverage our network of prime retail ATM locations. These organizational changes, along with others, were made to better align resources within the Company to provide further visibility into, and responsibility for, our key business and strategic initiatives.

Factors Impacting Comparability

Foreign Currency Exchange Rates. As noted above, our results during 2009 and 2008 were negatively impacted by changes in foreign currency rates. Although the foreign currency rates did not have a material impact to consolidated results during 2010, they positively impacted Mexico’s results while negatively impacted United Kingdom’s results. As a result, we have provided certain information on a constant-currency basis in the following sections in an effort to allow for more meaningful comparisons to be made between the years presented.

Overview of Business

As of December 31, 2010, we operated a network of approximately 37,000 ATMs and financial services kiosks throughout the United States (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom, and Mexico. Our extensive network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally-known merchants pursuant to which we operate ATMs and financial services kiosks in their locations. We offer ATM services, in which we deploy our devices under two distinct arrangements with our merchant partners: Company-owned and merchant-owned arrangements, as well as offer various forms of managed services solutions.

Company-owned Arrangements. Under a Company-owned arrangement, we own or lease the device and are responsible for controlling substantially all aspects of its operation. These responsibilities include what we refer to as first line maintenance, such as replacing paper, clearing paper or bill jams, resetting the device, resolving any telecommunications and power issues, or performing other maintenance activities that do not require a trained service technician. We are also responsible for what we refer to as second line maintenance, which includes more complex maintenance procedures that require trained service technicians and often involve replacing component parts. In addition to first and second line maintenance, we are responsible for arranging for cash, cash loading, supplies, transaction processing, telecommunications service, and all other services required for the operation of the device, other than electricity. We typically pay a fee, either periodically, on a per-transaction basis or a combination of both, to the merchant on whose premises the device is physically located. We operate a limited number of our Company-owned devices on a merchant-assisted basis. In these arrangements, we own the device and provide all transaction processing services, but the merchant generally is responsible for providing and loading cash and performing first line maintenance.

Typically, we deploy our devices under Company-owned arrangements for our national and regional merchant customers. Our customers include 7-Eleven, Chevron, Costco, CVS, ExxonMobil, Hess, Rite Aid, Safeway, Target, Walgreens, and Winn-Dixie in the United States; Asda, Euro Garages Ltd., Forces Financial, IKEA, Martin McColl Ltd., Murco Petroleum Ltd., Tates Ltd., and Welcome Break in the United Kingdom; and OXXO in Mexico. Because Company-owned locations are controlled by us (i.e., we control the on-line availability of the machines) and are usually located in major national chains, they are more likely candidates for additional sources of revenue such as bank branding. In addition, they generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of December 31, 2010, we operated approximately 24,200 devices under Company-owned arrangements.

Merchant-owned Arrangements. Under a merchant-owned arrangement, a merchant owns the device and is responsible for its first-line maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services, second-line maintenance, 24-hour per day monitoring and customer service, and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with our smaller, independent merchant customers. In situations where a merchant purchases a device from us, the merchant normally retains responsibility for providing cash for the device. Because the merchant bears more of the operating costs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a Company-owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and/or second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of December 31, 2010, we operated approximately 9,900 devices under merchant-owned arrangements.

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

Managed Services. We recently began expanding the type of products we offer by providing various forms of managed services solutions. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining, as well as at times owning, their ATM fleets. Under these types of arrangements, we typically receive a fixed management fee or fixed fee per transaction in return for providing certain services, including monitoring, maintenance, cash management, customer service, and transaction processing. We do not receive surcharge and interchange fees in these arrangements, but rather those amounts are earned by our customer. Our domestic customers include Carnival Corporation, The Kroger Co., and Travelex Currency Services Inc. We also recently began offering these services in the United Kingdom, and plan to grow internationally, as well as domestically, in the future. As of December 31, 2010, we provided managed services solutions to approximately 2,900 ATMs.

Electronic Funds Transfer (“EFT”) Transaction Processing. During 2010, we completed the transition of the majority of the remainder of our fleet to our EFT transaction processing platform. Our EFT transaction processing capabilities provide us with the ability to control the processing of transactions conducted on our network and allow us to control the content of the information appearing on the screens of our devices, which increases the types of products and services that we are able to offer to financial institutions. For example, with the ability to control screen flow, we are able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, the transition of our devices to our own EFT transaction processing platform has provided us with operational cost savings in terms of lower overall processing costs.

As our EFT transaction processing efforts are focused on controlling the flow and content of information on the device screens, we typically rely on third-party service providers to handle the generic back-end connections to the EFT networks and limited funds settlement and reconciliation processes for our Company-owned accounts.

Armored Courier Services in the United Kingdom. During the fourth quarter of 2008, we implemented our own armored courier operation in the United Kingdom, Green Team Services Limited (“Green Team”) with a secure cash depot facility located outside of London, England. In the third quarter of 2010, we launched our second cash depot for this operation in Manchester, England. As of December 31, 2010, this operation consisted of approximately 80 full-time employees, 14 armored vehicles, and was servicing roughly 1,380 of our ATMs in the United Kingdom. We believe this operation allows us to provide higher-quality and more cost-effective cash-handling services in that market and has proven to be an efficient alternative to third-party armored providers.

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

ATM Operating Revenues. We present revenues from ATM and automated consumer financial services, branding arrangements, surcharge-free network offerings and managed services as “ATM operating revenues” in our Consolidated Statements of Operations. These revenues include the fees we earn per transaction on our network, fees we generate from bank branding arrangements and our surcharge-free network offerings, fees we earn on managed services arrangements, and fees earned from providing certain maintenance services. Our revenues from ATM services have increased rapidly in recent years due to the acquisitions we have completed since 2001, through internal expansion of our existing and acquired networks and by unit growth expansion with our customer base.

ATM operating revenues primarily consist of the four following components: (1) surcharge revenue, (2) interchange revenue, (3) branding and surcharge-free network revenue, and (4) managed services revenue.

•
Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the type of arrangement under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. In the future, we expect that surcharge fees per surcharge-bearing transaction will vary depending upon negotiated surcharge fees at newly-deployed ATMs, the roll-out of additional branding arrangements, and future negotiations with existing merchant partners, as well as our ongoing efforts to improve profitability through improved pricing. For those ATMs that we own or operate on surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who are participants of such networks, but rather we receive interchange and branding or surcharge-free network revenues (all of which are further discussed below). Surcharge fees in the United Kingdom are typically higher than the surcharge fees charged in the United States. In Mexico, domestic surcharge fees are generally similar to those charged in the United States, except for machines that dispense U.S. dollars, where we charge an additional foreign currency convenience fee.

•
Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM owned by another operator and for the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, with the remaining portion being retained by the EFT network. In the United States, interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. In the United Kingdom, interchange fees are earned on all ATM transactions other than pay-to-use cash withdrawals. Currently, we do not receive any interchange revenue in Mexico due to recent rules promulgated by the Central Bank of Mexico, which became effective in May 2010.  These rules require ATM operators to choose between receiving an interchange fee from the consumer’s card-issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  Interchange fees are set by the EFT networks and vary according to EFT network arrangements with financial institutions, as well as the type of transaction. Such fees are typically lower for balance inquiries and fund transfers and higher for withdrawal transactions.

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

Under the Allpoint network, which we acquired through our acquisition of ATM National, Inc. in December 2005, financial institutions who are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to most of our Company-owned and/or operated ATMs. These fees are meant to compensate us for the loss of surcharge revenues. Although we forego surcharge revenues on those transactions, we do continue to earn interchange revenues. We believe that many of these surcharge-free transactions represent withdrawal transactions from cardholders who have not previously utilized the underlying ATMs, and these increased transaction counts more than offset the foregone surcharge. Consequently, we believe that Allpoint enables us to profitably operate in that portion of the ATM transaction market that does not involve a surcharge. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to Allpoint’s participating network.

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

•
Managed services revenue. Under managed services, we offer ATM-related services depending on the needs of our customers, including monitoring, maintenance, cash management, customer service, and transaction processing. Our customers, which include retailers and financial institutions, may also at times request that we own the ATM fleets. Under this arrangement, all of the transaction-based surcharge and interchange fees are earned by our customer, whereas we typically receive a fixed management fee or fixed rate per transaction for the services we provide.  This arrangement allows our customers to have greater flexibility to control the profitability per ATM by managing the surcharge fee levels.  Currently, we offer managed services in the United States, and recently began offering these services in the United Kingdom, and plan to grow internationally, as well as domestically, in the future.

In addition to the above, we also earn ATM operating revenues from the provision of more sophisticated financial services transactions at approximately 2,200 financial services kiosks that, in addition to standard ATM services, offer bill payment, check cashing, remote deposit capture, and money transfer services.

The following table sets forth information on our surcharge, interchange, branding and surcharge-free network fees, and other ATM operating revenues (including managed services revenue) per cash withdrawal transaction for the years indicated.

	2010	2009	2008
Per cash withdrawal transaction (1):
Surcharge revenue (2)	$1.04	$1.04	$1.17
Interchange revenue (3)	0.62	0.61	0.62
Branding and surcharge-free network revenue (4)	0.32	0.28	0.25
Other revenue (5)	0.06	0.05	0.04
Total ATM operating revenues	$2.04	$1.98	$2.08
____________

(1)
Amounts calculated based on total cash withdrawal transactions, including surcharge cash withdrawal transactions and surcharge-free cash withdrawal transactions.  The number of transactions excludes those transactions conducted on ATMs under managed services agreements.

(2)	Excluding surcharge-free cash withdrawal transactions, per transaction amounts would have been $2.30, $1.96, and $1.88 for the years ended December 31, 2010, 2009, and 2008, respectively.

(3)	Amounts calculated based on total interchange revenues earned on all ATM transaction types, including surcharge and surcharge-free cash withdrawals, balance inquiries, and transfers.

(4)	Amounts include all bank branding and surcharge-free network revenues, the majority of which are not earned on a per-transaction basis.

(5)	Amounts include managed services revenues, which are generally not earned on a per-transaction basis.

Although we saw a decline in our ATM operating revenues per cash withdrawal transaction from 2008 to 2009, as reflected in the table above, this decline was primarily attributable to our efforts to increase the percentage of surcharge-free cash withdrawal transactions conducted on our network of devices. Such efforts have resulted in a significant increase in the number of withdrawal transactions being conducted on our devices, and thus, we saw a corresponding increase in the branding and surcharge-free network revenues earned in 2010. Furthermore, in our United Kingdom operations over the last two years, there has been a substantial shift towards more free-to-use ATMs in proportion to our surcharging ATM count, resulting in much lower revenues on a per transaction basis. Additionally, our ATM operating revenues per cash withdrawal transaction were negatively impacted in 2009 when compared to 2008 due to the effects of foreign currency exchange rate movements.

Regardless of the movements in our ATM operating revenues per cash withdrawal transaction, our ATM operating expenses per withdrawal transaction have continually shown declines over the past few years. As a result, our overall profitability per ATM during this period has increased significantly, as reflected in the Key Operating Metrics discussion contained below.

The following table presents the components of our total ATM operating revenues for the years indicated:

	2010	2009	2008
Surcharge revenue	51.0%	52.7%	56.0%
Interchange revenue	30.5	31.0	29.6
Bank branding and surcharge-free network revenues	15.6	14.1	12.2
Other ATM operating revenues, including managed services	2.9	2.2	2.2
Total ATM operating revenues	100.0%	100.0%	100.0%

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

Cost of Revenues

Our cost of revenues primarily consists of those costs directly associated with transactions completed on our network of ATMs and financial services kiosks. These costs include merchant commissions, vault cash rental expense, other cost of cash, repairs and maintenance expense, communications expense, transaction processing fees, and direct operations expense. To a lesser extent, cost of revenues also includes those costs associated with the sales of ATMs. The following is a description of our primary cost categories:

•
Merchant Commissions. We pay our merchants a fee that depends on a variety of factors, including the type of arrangement under which the device is placed and the number of transactions on that device. For the year ended December 31, 2010, merchant commissions represented 31.8% of our ATM operating revenues.

•
Vault Cash Rental Expense. We pay a fee to our vault cash providers for renting the cash that is maintained in our devices. As the fees we pay under our contracts with our vault cash providers are based on market rates of interest, changes in interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate swaps on varying amounts of our current and anticipated outstanding cash balances in our domestic operations through 2016 and in our United Kingdom operations through 2013. For the year ended December 31, 2010, vault cash rental expense represented 7.4% of our ATM operating revenues.

•
Other Costs of Cash. Other costs of cash includes all costs associated with the provision of cash for our devices except for rental expense, including armored courier services, insurance, cash reconciliation, associated wire fees, and other costs. For the year ended December 31, 2010, other costs of cash represented 8.9% of our ATM operating revenues.

•
Repairs and Maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the device. We typically use third parties with national operations to provide these services. Our primary maintenance vendors are Diebold, NCR, and Pendum. For the year ended December 31, 2010, repairs and maintenance expense represented 6.9% of our ATM operating revenues.

•
Communications. Under our Company-owned arrangements, we are responsible for expenses associated with providing telecommunications capabilities to the devices, allowing them to connect with the applicable EFT network.

•
Transaction Processing. We maintain our own EFT transaction processing platforms in all of our segments, through which the ATMs are driven and monitored from these terminal-driving platforms.  We continue to pay fees to third-party processors to gateway transactions to the EFT networks for authorization by the cardholders’ financial institutions and to settle transactions.  These third-party processors include Elan Financial Services, Fidelity Information Services and Fiserv in the United States, LINK in the United Kingdom and PROSA-RED in Mexico. As we completed the conversion of the last major subset of our domestic devices over to our EFT transaction processing platform during 2010, we expect to see a slight reduction in our overall processing costs on a go-forward basis.

•
Other Expenses. Other expenses primarily consists of direct operations expenses, which are costs associated with managing our network, including expenses for monitoring the devices, program managers, technicians, and customer service representatives. Additionally, it includes personnel-related costs for maintaining our in-house armored courier operation and maintenance teams in our operations in the United Kingdom.

•
Cost of ATM Product Sales. In connection with the sale of equipment to merchants and VAR, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses.

We define variable costs as those that vary based on transaction levels. The majority of merchant commissions and vault cash rental expense, transaction processing and other costs of cash fall under this category. The other categories of cost of revenues are generally fixed in nature, meaning that any significant decrease in transaction volumes would lead to a decrease in the profitability of our operations, unless there was an offsetting increase in per-transaction revenues or decrease in our fixed costs. Although the majority of our operating costs are variable in nature, an increase in transaction volumes may lead to an increase in the profitability of our operations due to the economies of scale obtained through increased transaction levels and preferential pricing obtained from our vendors. We exclude depreciation, accretion, and amortization of ATMs and ATM-related assets from our cost of ATM revenues.

The profitability of any particular location, and of our entire ATM and financial services kiosk operation, is driven by a combination of surcharge, interchange, branding and surcharge-free network revenues, and managed services revenues, as well as the level of our related costs. Accordingly, material changes in our average surcharge fee or average interchange fee may be offset by branding revenues, surcharge-free network fees, managed services revenues or other ancillary revenues, or by changes in our cost structure. Because a variance in our average surcharge fee or our average interchange fee is not necessarily indicative of a commensurate change in our profitability, you should consider these measures only in the context of our overall financial results.

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

	Years Ended December 31,
	2010	2009	2008
Revenues:
ATM operating revenues	98.3%	97.9%	96.5%
ATM product sales and other revenues	1.7	2.1	3.5
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	66.1	67.7	73.6
Cost of ATM product sales and other revenues	1.7	2.1	3.2
Total cost of revenues	67.7	69.8	76.8
Gross profit	32.3	30.2	23.2
Operating expenses:
Selling, general, and administrative expenses (2)	8.4	8.4	7.9
Depreciation and accretion expense	8.0	8.0	7.9
Amortization expense (3)	2.9	3.8	3.8
Loss on disposal of assets	0.5	1.2	1.2
Goodwill impairment charge (4)	—	—	10.1
Total operating expenses	19.8	21.5	31.0
Income (loss) from operations	12.5	8.7	(7.7)
Other (income) expense:
Interest expense, net	5.0	6.1	6.3
Amortization of deferred financing costs and bond discounts	0.4	0.5	0.4
Write-off of deferred financing costs and bond discounts	1.4	—	—
Redemption costs for early extinguishment of debt	1.4	—	—
Other (income) expense	(0.2)	0.1	—
Total other expense	7.9	6.7	6.8
Income (loss) before income taxes	4.5	2.0	(14.5)
Income tax (benefit) expense (5)	(3.2)	0.9	0.2
Net income (loss)	7.7	1.2	(14.7)
Net income (loss) attributable to noncontrolling interests	0.0	0.1	(0.2)
Net income (loss) attributable to controlling interest and available to common stockholders	7.7%	1.1%	(14.5)%
____________

(1)
Excludes effects of depreciation, accretion, and amortization expense of $51.0 million, $51.5 million, and $52.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.6%, 10.4%, and 10.6% for the years ended December 31, 2010, 2009, and 2008, respectively.

(2)
Year ended December 31, 2010 includes $1.0 million of costs associated with the preparation and filing of a shelf registration statement and the completion of two secondary equity offerings, and $0.7 million in severance costs associated with our recent management reorganization.  Year ended December 31, 2009 includes the effect of $1.2 million in severance costs associated with the departure of our former Chief Executive Officer in March 2009.

(3)	Includes pre-tax impairment charges of $0.2 million, $1.2 million, and $0.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

(4)	Represents a $50.0 million charge in 2008 to write-down the value of the goodwill associated with our United Kingdom operations.

(5)	Year ended December 31, 2010 includes $27.2 million in income tax benefits related to the reversal of previously-established valuation allowances on our domestic deferred tax assets.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the years indicated.

	2010	2009	2008
Average number of transacting ATMs:
United States: Company-owned	18,272	18,190	17,993
United States: Merchant-owned	9,627	10,066	10,695
United Kingdom	2,832	2,606	2,421
Mexico	2,867	2,197	1,747
Average number of transacting ATMs: ATM operations	33,598	33,059	32,856
United States: Managed services (1)	2,239	1,508	712
Total average number of transacting ATMs	35,837	34,567	33,568

Total transactions (in thousands):
ATM operations	417,226	383,323	354,391
Managed services	14,133	9,042	4,329
Total transactions	431,359	392,365	358,720

Total cash withdrawal transactions (in thousands):
ATM operations	256,440	244,378	228,306
Managed services	10,471	7,488	3,719
Total cash withdrawal transactions	266,911	251,866	232,025

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	636	616	579

ATM operating revenues	$1,290	$1,217	$1,207
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (2) (3)	866	842	921
ATM operating gross profit (2) (4)	$424	$375	$286

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	32.8%	30.9%	23.7%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	23.0%	20.2%	12.7%
____________

(1)
The number of ATMs for the year ended December 31, 2010 includes 1,704 ATMs for which we only provided EFT transaction processing services.  We provided various other services to the remainder of the ATMs included in this number, including a combination of monitoring, maintenance, cash management, customer service, and other services depending on the needs of our customers. During the years ended December 31, 2009 and 2008, we only provided EFT transaction processing services to the ATMs represented in this category.

(2)
Excludes effects of depreciation, accretion, and amortization expense of $51.0 million, $51.5 million, and $52.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $126, $130, and $133 for the years ended December 31, 2010, 2009, and 2008, respectively.

(3)
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

Revenues

	For the Years Ended December 31,
			% Change		% Change
	2010	2009	2009 to 2010	2008	2008 to 2009
	(In thousands, excluding percentages)
ATM operating revenues	$522,900	$483,138	8.2%	$475,800	1.5%
ATM product sales and other revenues	9,178	10,215	(10.2)%	17,214	(40.7)%
Total revenues	$532,078	$493,353	7.8%	$493,014	0.1%

Year ended December 31, 2010 compared to year ended December 31, 2009

ATM operating revenues. ATM operating revenues generated during the year ended December 31, 2010 increased $39.8 million over the year ended December 31, 2009. Below is a detail, by segment, of changes in the various components of ATM operating revenues:

	2009 to 2010 Variance
	U.S.	U.K.	Mexico	Total
		Increase (decrease)
		(In thousands)
Surcharge revenues	$4,902	$(2,940)	$10,362	$12,324
Interchange revenues	(144)	12,322	(2,813)	9,365
Bank branding and surcharge-free network revenues	13,758	—	—	13,758
Managed services revenues	2,396	—	—	2,396
Other revenues	1,641	—	278	1,919
Total increase in ATM operating revenues	$22,553	$9,382	$7,827	$39,762

United States. During the year ended December 31, 2010, our United States operations experienced a $22.6 million increase in ATM operating revenues over 2009. This increase was primarily due to a 20% increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding programs and our Allpoint surcharge-free network. Also contributing to the increase in ATM operating revenues were the surcharge rate increases that we implemented in certain retail partner locations during the latter half of 2009 and the first half of 2010. Although these surcharge rate increases resulted in an increase in surcharge revenues, the rate increases somewhat negatively impacted the level of surcharge transactions conducted on our machines, which in turn contributed to a slight decline in the total number of transactions conducted on our domestic devices when compared to the prior year. The decline in total transactions, combined with the loss of two significant customers in late 2009 and in the first half of 2010 and the recent reduction in the net interchange fees paid to ATM deployers by certain networks, have caused our interchange revenues to decline slightly in the United States. Finally, managed services revenue increased as a result of our recent expansion of these services, which resulted in the addition of approximately 1,200 machines under managed services arrangements during 2010.

United Kingdom. Our United Kingdom operations also contributed to the higher ATM operating revenues for the year ended December 31, 2010, increasing by $9.4 million, or 13%, over 2009.  This increase was primarily driven by a 37% increase in the total number of transactions conducted on our ATMs in that market.  The increased level of transactions was primarily attributable to two factors:  (1) a 9% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2009 and the first half of 2010 at locations of new and existing customers; and (2) a 65% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs.  Conversely, we experienced a decline in surcharge transactions per pay-to-use ATM that resulted in a decline in the amount of surcharge revenues generated by our United Kingdom operations.

Mexico. The $7.8 million, or 44%, increase in ATM operating revenues generated by our Mexico operations during the year ended December 31, 2010 was mainly the result of a 30% increase in the average number of transacting ATMs associated with these operations.  The new ATMs, many of which were installed during the fourth quarter of 2009 and the first quarter of 2010, contributed to an 11% increase in total transactions during 2010 compared to a year ago.  As is further discussed above in Recent Events – Change in Mexico Fee Structure, our transaction volumes per unit were significantly impacted by the new regulations in Mexico, and while our total revenues grew over the same period in 2009, our revenues per unit declined. Also contributing to the year-over-year increase in ATM operating revenues was increased revenues per transaction from our ATMs deployed in resort locations during 2010.  Although these ATMs positively contributed to our results during the year ended December 31, 2010 as a result of higher transaction volumes, we cannot be certain that this trend will continue.  Finally, foreign currency exchange rate movements between the years favorably impacted the revenues earned by our Mexico business during 2010, contributing approximately 9% of the total increase.

ATM product sales and other revenues. ATM product sales and other revenues for the year ended December 31, 2010 were lower than those generated during 2009 by $1.0 million primarily due to lower equipment sales and lower VAR program sales. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. In the current economic climate, financial institutions and others have reduced their ATM purchases in the past few years and we have, therefore, also seen a decline in these sales over the last few years.

Year ended December 31, 2009 compared to year ended December 31, 2008

ATM operating revenues. ATM operating revenues generated during the year ended December 31, 2009 increased $7.3 million over the year ended December 31, 2008. Below is a detail, by segment, of changes in the various components of ATM operating revenues:

	2008 to 2009 Variance
	U.S.	U.K.	Mexico	Total
		Increase (decrease)
		(In thousands)
Surcharge revenues	$(11,557)	$(4,978)	$4,712	$(11,823)
Interchange revenues	3,692	4,098	253	8,043
Bank branding and surcharge-free network revenues	9,565	—	(5)	9,560
Other revenues	798	—	760	1,558
Total increase (decrease) in ATM operating revenues	$2,498	$(880)	$5,720	$7,338

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

ATM product sales and other revenues. ATM product sales and other revenues for the year ended December 31, 2009 were lower than those generated during 2008 by $7.0 million primarily due to lower equipment sales and lower VAR program sales. This decline was due to financial institutions and others reducing their ATM purchases in response to the economic climate, and due to the completion of our Triple-Data Encryption Standard (“Triple-DES”) upgrades in 2008, which generated a higher amount of product sales and service-related revenues during 2008.

Cost of Revenues

	For the Years Ended December 31,
			% Change		% Change
	2010	2009	2009 to 2010	2008	2008 to 2009
	(In thousands, excluding percentages)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$351,490	$333,907	5.3%	$362,916	(8.0)%
Cost of ATM product sales and other revenues	8,902	10,567	(15.8)%	15,625	(32.4)%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$360,392	$344,474	4.6%	$378,541	(9.0)%

Year ended December 31, 2010 compared to year ended December 31, 2009

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the year ended December 31, 2010 increased $17.6 million from the year ended December 31, 2009. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	2009 to 2010 Variance
	U.S.	U.K.	Mexico	Total
		Increase (decrease)
		(In thousands)
Merchant commissions	$4,571	$2,492	$2,378	$9,441
Vault cash rental expense	2,225	1,843	624	4,692
Other cost of cash	(3,050)	3,266	2,871	3,087
Repairs and maintenance	(2,332)	356	(457)	(2,433)
Communications	(4)	236	406	638
Transaction processing	(2,624)	944	191	(1,489)
Stock-based compensation	(46)	—	—	(46)
Other expenses	1,418	1,841	434	3,693
Total increase in cost of ATM revenues	$158	$10,978	$6,447	$17,583

United States. During the year ended December 31, 2010, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $0.2 million from the costs incurred during 2009. Although the total cost of ATM revenues did not increase significantly, the variance in the individual components of the total increased or decreased significantly depending on the nature of the expense.  Merchant commissions increased by approximately 3%, which is consistent with the 3% increase in domestic surcharge transaction revenues during 2010 as our domestic merchant commissions are primarily calculated based on the surcharge revenues generated by the devices. We also incurred higher vault cash rental expense, which resulted from certain domestic vault cash rental agreements being renewed at slightly less favorable terms during the year, and additional interest rate swap contracts entered into during the latter half of 2009 and the first half of 2010.  These interest rate swaps serve to fix the interest rate on a portion of the monthly vault cash rental fees we pay under our domestic vault cash rental agreements.  Such fixed rates, which became effective in January 2010, are higher than current market floating interest rates, as the fixed rates under these swap contracts extend through the end of 2014, but serve to reduce our risk exposure in the event market rates rise over the next few years.  In January 2011, we entered into additional swap contracts in the United States, which has further extended the terms of our interest rate hedging program to the end of 2016.

The majority of the increased expenses were offset by declines in other cost of cash, repairs and maintenance, and transaction processing. Other cost of cash decreased due to a decline in armored courier expense, resulting from more favorable pricing terms in place with our armored service providers and fewer cash fills during the year as a result of our efforts to aggressively manage our costs.  Similarly, our primary domestic maintenance service agreements were renewed on more favorable terms in 2009; however, the benefits from the improved pricing terms were somewhat offset by additional costs incurred to load certain software upgrades on a number of our ATMs during the year.  Additionally, our transaction processing costs decreased due to the conversion of our ATMs located in 7-Eleven locations over to our EFT processing platform from a third-party processor.

United Kingdom. Our United Kingdom operations experienced an overall increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) by $11.0 million. This overall increase was due primarily to the 9% year-over-year increase in the number of average transacting ATMs associated with these operations.  As noted above in our discussion of revenues, the majority of our newly-deployed ATMs in the U.K. market are high transacting, free-to-use ATMs, which frequently carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating.  As a result, we expected to see an overall increase in several of the cost of ATM operating revenue expense categories.  The 37% increase in total transactions during 2010 also contributed to the increase in merchant commissions during the period.  Finally, contributing to the increased cost of ATM operating revenues was an increase in vault cash rental expense and other costs of cash, which increased 41% on a combined basis during the period as a result of certain interest rate swap transactions that we entered into during the latter half of 2009 and became effective in January 2010, higher vault cash rental costs as a result of slightly higher renegotiated pricing terms with our vault cash provider and as a result of higher cash management fees paid to our vault cash provider in that market.  As is the case with our domestic interest rate swaps, the interest rate swaps serve to fix the interest rate on a portion of the monthly vault cash rental fees we pay under our vault cash rental agreement in the United Kingdom.  While the fixed rates are higher than current market floating interest rates, they serve to reduce our risk exposure in the event market rates rise over the next few years.

Mexico. Also contributing to the consolidated increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) were the costs incurred by our Mexico operations. The higher costs in Mexico were primarily attributable to the 30% increase in the average number of transacting ATMs and the 11% increase in the total number of transactions conducted on these machines during 2010 when compared to 2009.  However, we also saw a disproportionate increase in armored courier expense, which is included in the other costs of cash line item above, as a result of incremental distance-based charges to service our additional ATMs in that market and higher costs associated with servicing our U.S. dollar-dispensing ATMs in that market.  During the fourth quarter, we worked with our armored courier vendors in Mexico to maximize the efficiency of their service routes and minimize these distance-based charges in future periods. As such, we expect these costs to return to a somewhat lower rate in future periods.

Cost of ATM product sales and other revenue. Relatively consistent with the 10.2% decrease in ATM product sales and other revenues discussed above, the cost of ATM product sales and other revenues decreased 15.8% during 2010 compared to 2009 primarily due to lower equipment and VAR program sales during the period.

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

	2008 to 2009 Variance
	U.S.	U.K.	Mexico	Total
		Increase (decrease)
		(In thousands)
Merchant commissions	$(7,933)	$(1,091)	$1,422	$(7,602)
Vault cash rental expense	(5,409)	(7,575)	154	(12,830)
Other cost of cash	(3,370)	(656)	282	(3,744)
Repairs and maintenance	(204)	77	576	449
Communications	(1,050)	(1,278)	180	(2,148)
Transaction processing	(1,936)	76	22	(1,838)
Stock-based compensation	177	—	—	177
Other expenses	1,173	(2,684)	38	(1,473)
Total (decrease) increase in cost of ATM revenues	$(18,552)	$(13,131)	$2,674	$(29,009)
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

Gross Profit Margin

	For the Years Ended December 31,
	2010	2009	2008
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.8%	30.9%	23.7%
Inclusive of depreciation, accretion, and amortization	23.0%	20.2%	12.7%
ATM product sales and other revenues gross profit margin	3.0%	(3.4)%	9.2%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.3%	30.2%	23.2%
Inclusive of depreciation, accretion, and amortization	22.7%	19.7%	12.6%

ATM operating gross profit margin. For the year ended December 31, 2010, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased by 1.9 percentage points, when compared to 2009.  Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased by 2.8 percentage points when compared to 2009.  These increases were due to higher margins earned in our United States operating segment during 2010.  The margin improvements in the United States were primarily attributable to the year-over-year increase in revenues from our surcharge-free offerings, bank branding, and our new managed services offerings, combined with lower armored and maintenance expenses resulting from the renegotiation of our primary domestic armored courier service and maintenance agreements during the second quarter of 2009.  Offsetting this increase from our United States operating segment were decreases in the gross profit margins generated by our United Kingdom and Mexico operating segments.

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

In the future, we expect to see continued expansion in our branding and surcharge-free arrangements, as well as new revenue sources from our managed services offerings.  However, recent pressure on withdrawal transactions in Mexico and net interchange rate declines in the United States are expected to substantially offset the positive margin effects noted above.  As a result, we currently expect that our total gross profit margin level for 2011 to be relatively consistent with those realized in 2010.  However, interchange rate declines in the United States could somewhat reduce our overall margins in the future.

ATM product sales and other revenues gross profit margin. ATM product sales and other revenues gross profit margin during 2010 was positive 3.0% compared to negative 3.4% during 2009, primarily due to higher margins achieved on VAR, equipment, and other service sales during the 2010, despite the decline in volume of ATM product sales.  This is contrary to what we experienced in 2009, when we had lower margins but higher volume of ATM product sales, which was the effect of lowered sales prices in light of the reduced market demand for ATM product sales.

Selling, General, and Administrative Expenses

	For the Years Ended December 31,
	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
	(In thousands, excluding percentages)
Selling, general, and administrative expenses, excluding stock-based compensation	$39,297	$37,705	4.2%	$36,173	4.2%
Stock-based compensation expense	5,284	3,822	38.3%	2,895	32.0%
Total selling, general, and administrative expenses	$44,581	$41,527	7.4%	$39,068	6.3%

Percentage of revenues:
Selling, general, and administrative expenses, excluding stock-based compensation	7.4%	7.6%		7.3%
Stock-based compensation expense	1.0%	0.8%		0.6%
Total selling, general, and administrative expenses	8.4%	8.4%		7.9%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the year ended December 31, 2010, SG&A expenses, excluding stock-based compensation, increased $1.6 million compared to 2009. These increases were primarily attributable to approximately $1.0 million of costs incurred related to the preparation and filing of a shelf registration statement during the first quarter of 2010 and the completion of two secondary equity offerings during the first and third quarters of 2010, as well as overall higher employee-related costs compared to the same periods last year due to increased headcount and increased compensation costs.  These increases were offset by a decrease in severance costs recognized during the year as we recognized $0.7 million in 2010 associated with our recent management reorganization, whereas we recognized $1.2 million in 2009 associated with the departure of our former Chief Executive Officer in March 2009.

For the year ended December 31, 2009, SG&A expenses, excluding stock-based compensation, increased $1.5 million compared to 2008. This increase was primarily attributable to the recognition of $1.2 million in severance costs noted above. Additionally, employee-related costs increased due to the incremental salary expense for additional personnel hired during 2009 and higher performance-based bonuses earned by our employees during the year. Partially offsetting these increases was a decline in accounting and professional services expenses due to costs incurred during 2008 that were not repeated in 2009, including $1.9 million of incremental accounting and professional services expenses that were primarily related to our Sarbanes-Oxley Act of 2002 compliance efforts and $0.8 million of acquisition-related costs that were written off as a result of our decision not to pursue selected international acquisitions.

Stock-based compensation. The increases in stock-based compensation during the years ended December 31, 2010 and 2009 were due to the issuance of additional shares of restricted stock and stock options during the periods. In 2011, we expect that our stock-based compensation costs will further increase due to additional equity grants that were made throughout 2010 and planned for 2011, and as a result of an overall higher share price (relative to prior years) of our common stock.

Depreciation and Accretion Expense

	For the Years Ended December 31,
	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
	(In thousands, excluding percentages)
Depreciation expense	$40,126	$37,403	7.3%	$37,528	(0.3)%
Accretion expense	2,598	2,017	28.8%	1,636	23.3%
Depreciation and accretion expense	$42,724	$39,420	8.4%	$39,164	0.7%

Percentage of Revenues:
Depreciation expense	7.5%	7.6%		7.6%
Accretion expense	0.5%	0.4%		0.3%
Total depreciation and accretion expense	8.0%	8.0%		7.9%

Depreciation expense. For the year ended December 31, 2010, both depreciation expense and accretion expense increased when compared to 2009.  These increases were primarily the result of the deployment of additional Company-owned ATMs in the fourth quarter of 2009 and throughout 2010.  Also contributing to the increase in accretion expense was our change in the estimated useful life of our asset retirement obligation assets.  When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.  As we decreased the number of years over which our asset retirement obligation assets are being depreciated, we also made a corresponding decrease to the number of years over which the related liabilities are being accreted, which resulted in increased accretion.

The slight decrease in depreciation expense during 2009 when compared to 2008 was primarily the effect of foreign currency exchange rate movements between periods. Excluding the impact of exchange rate movements, depreciation expense increased by $2.1 million (approximately 6%) due to the increase in the number of machines deployed under Company-owned arrangements in each of our operating segments during 2009.

Amortization Expense

	For the Years Ended December 31,
	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
	(In thousands, excluding percentages)
Amortization expense	$15,471	$18,916	(18.2)%	$18,549	2.0%

Percentage of revenues	2.9%	3.8%		3.8%

Amortization expense is primarily comprised of the amortization of intangible merchant contracts and relationships associated with our past acquisitions. The decrease in amortization during 2010 as compared to 2009 was due to certain domestic contract intangible assets that were fully amortized during 2009 and 2010.

Amortization expense during the year ended December 31, 2009 included a $1.2 million impairment charge recorded by our U.S. reporting segment related to the unamortized intangible asset associated with one of our merchant contracts. The impairment resulted from the higher-than-anticipated attrition of sites in this portfolio, stemming from the merchant’s decision to divest of the majority of its domestic retail locations. Although this merchant announced its divestiture program in 2007, it was not until the fourth quarter of 2009 that the full impact of the sales and attrition was evident. As a result of the anticipated reduction in future cash flows from the portfolio, we concluded in the fourth quarter of 2009 that an impairment of the related contract intangible asset was warranted. It should be noted, however, that we received a one-time payment from this merchant in May 2009 totaling $0.8 million relating to termination fees as a result of certain divestitures made by the merchant in prior periods. At the time, we concluded that the future cash flows under the remaining portfolio of ATMs would be sufficient to recover the carrying value of the related tangible and intangible assets. Accordingly, this amount was recorded as other income in the accompanying Consolidated Statements of Operations. As such, the net amount impacting our consolidated results in 2009 totaled $0.4 million.

Loss on Disposal of Assets

	For the Years Ended December 31,
	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
	(In thousands, excluding percentages)
Loss on disposal of assets	$2,647	$6,016	(56.0)%	$5,807	3.6%

Percentage of revenues	0.5%	1.2%		1.2%

During 2010, we recognized significantly lower losses on disposal of assets, partially as a result of the change in estimated useful lives associated with our ATMs and certain of our ATM-related assets.  For additional information on our change in estimates, see Item 8. Financial Statements and Supplementary Data, Note 5, Property and Equipment, net. In addition, we deinstalled fewer ATMs in 2010 compared to 2009. We recognized higher losses on the disposal of assets during 2009 when compared to 2008 primarily due to certain optimization efforts undertaken by us during 2009 associated with our United Kingdom operations.  These optimization efforts resulted in the identification and deinstallation of approximately 300 underperforming ATMs that could be redeployed under separate ATM operating agreements.  As a result of the deinstallation of these machines, we wrote off the associated installation costs and any remaining asset retirement obligations associated with the deinstalled machines.

Goodwill Impairment

During the year ended December 31, 2008, we recorded a $50.0 million impairment charge to reduce the carrying value of the goodwill balance associated with our United Kingdom operations. This charge is reflected as a separate line item in our accompanying Consolidated Statements of Operations. The impairment was primarily driven by continued lower than expected results from that portion of our business, coupled with adverse market conditions. For additional information on this charge, including the steps of the analysis performed to arrive at the $50.0 million charge, see Item 8. Financial Statements and Supplementary Data, Note 1(j), Impairment of Long-Lived Assets and Goodwill.

Interest Expense, net

	For the Years Ended December 31,
	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
	(In thousands, excluding percentages)
Interest expense, net	$26,629	$30,133	(11.6)%	$31,090	(3.1)%
Amortization of deferred financing costs and bond discounts	2,029	2,395	(15.3)%	2,107	13.7%
Total interest expense, net	$28,658	$32,528	(11.9)%	$33,197	(2.0)%

Percentage of revenues	5.4%	6.6%		6.7%

Interest expense, net. Interest expense, net, decreased during the year ended December 31, 2010, when compared to 2009, due to a reduction of long-term debt outstanding during the year and a somewhat lower average interest rate on our outstanding debt.  Specifically, during the third quarter of 2010, we completed a series of transactions to extend the maturity of our committed access to debt financing and reduce our long-term borrowing costs, including: (1) the execution of a new $175.0 million revolving credit facility in July; (2) the redemption of our $200.0 million 9.25% senior subordinated notes – Series A and our $100 million 9.25% senior subordinated notes – Series B, both of which were due 2013; and (3) the issuance of $200 million 8.25% senior subordinated notes due 2018.  As a result of these actions, we expect that our net interest expense will be lower by $8.6 million for 2011 and for the foreseeable future, absent any additional significant borrowings under the facility.  For additional information on our new revolving credit facility and the senior subordinated notes, see Recent Events above.

Although interest expense, net, for 2009 remained fairly constant when compared to 2008, it decreased by $0.8 million (2.7%) on a constant currency basis due to lower market interest rates and a reduction in amounts outstanding under our revolving credit facility.

Amortization of deferred financing costs and bond discounts. The decrease in the amortization of deferred financing costs and bond discounts during 2010 was a result of a decrease in the deferred financing costs and bond discounts balance after the write-off of these costs related to the previously outstanding senior subordinated notes and our previous $175.0 million revolving credit facility, as described below in Write-off of Deferred Financing Costs and Bond Discounts and Redemption Costs for Early Extinguishment of Debt.  However, related to these refinancing activities, we capitalized approximately $1.7 million of costs incurred in conjunction with entering into our new revolving credit facility and approximately $3.7 million of costs incurred in conjunction with the issuance of the $200.0 million 8.25% senior subordinated notes due 2018. Due to the issuance of the $200.0 million senior subordinated notes at par, we will no longer have amortization expense related to bond discounts. These new financing costs are being amortized over the contractual term of the underlying borrowings utilizing the effective interest method. On an overall basis, we anticipate that the net impact of our recent financing activities will be a reduction in the amount of amortization of deferred financing costs recorded in future years.

The increase in the amortization of deferred financing costs and bond discounts during 2009 compared to 2008 was a result of the additional financing costs incurred in connection with the amendment of our revolving credit facility in February 2009, as well as the continued amortization of the previously outstanding balance of deferred financing costs and discounts.

Write-off of Deferred Financing Costs and Bond Discounts and Redemption Costs for Early Extinguishment of Debt

As noted above in Interest expense, net, during the year ended December 31, 2010, we redeemed all $300.0 million of our previously outstanding 9.25% senior subordinated notes due 2013.  In connection with the redemption of the notes, we recorded $6.9 million of pre-tax, non-cash charges to write off the remaining unamortized original issuance discounts and deferred financing costs associated with the notes and $7.2 million of pre-tax charges associated with the payments of call premiums.  Additionally, during 2010, we recorded a $0.4 million pre-tax, non-cash charge to write off a portion of the remaining unamortized deferred financing costs related to our previous $175.0 million revolving credit facility.  For additional information on our redemption of these notes and refinancing of our revolving credit facility, see Item 8. Financial Statements and Supplementary Data, Note 9, Long-Term Debt.

Other (Income) Expense

	For the Years Ended December 31,
	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
	(In thousands, excluding percentages)
Other (income) expense	$(878)	$456	(292.5)%	$93	390.3%

Percentage of revenues	(0.2)%	0.1%		—

Other income in 2010 primarily related to the release of certain acquisition-related accruals.  In connection with the 7-Eleven Financial Services Business in 2007, we reserved for estimated future costs related to refurbishing certain ATMs that were under operating leases, in order to returned those machines at an agreed upon quality.  However, when the operating leases expired in early 2010, we purchased those machines and did not incur costs up to the reserved amounts.  Therefore, we released the accrual related to this liability in 2010 for approximately $0.8 million.

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

Income Tax (Benefit) Expense

	For the Years Ended December 31,
	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
	(In thousands, excluding percentages)
Income tax (benefit) expense	$(17,139)	$4,245	(503.7)%	$989	329.2%

Effective tax rate	(71.4)%	42.4%		(1.4)%

We recognized net income tax benefits during the year ended December 31, 2010 compared to net income tax expense during 2009 and 2008.  The net tax benefits recognized during 2010 were primarily due to the release of $27.2 million of previously-recognized valuation allowances on deferred tax assets related to our United States segment based on our determination that it was more likely than not that we will be able to realize the benefits associated with our net deferred tax asset positions in the future.  We continue to maintain valuation allowances for our net deferred tax asset positions in the United Kingdom and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized. Although we had approximately $12.8 million of United States federal net operating loss carryforwards as of December 31, 2010, we expect that these will be fully utilized over the next 12 to 24 months and, depending on operating results and levels of capital expenditures, we could be in a tax-paying position with respect to United States federal taxes in the near future. For further information, see Item 8. Financial Statements and Supplementary Data, Note 17, Income Taxes.

Our income tax expense increased during 2009 when compared to 2008, primarily as a result of certain deferred tax benefits recorded in 2008 related to our United Kingdom operations that were not recorded during 2009.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. We believe that the presentation of these measures and the identification of unusual or non-recurring certain adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. EBITDA, Adjusted EBITDA, Adjusted Net Income, and Free Cash Flow are non-GAAP financial measures provided as a complement to results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies.

During the year ended December 31, 2010, as a result of certain financing activities, we recorded a $7.2 million charge associated with the early extinguishment of debt and a $7.3 million charge to write off certain unamortized deferred financing costs and bond discounts related to the instruments retired. These charges have been excluded from EBITDA, Adjusted EBITDA, and Adjusted Net Income as we view these charges as one-time, non-recurring events specifically related to our decision to improve our capital structure and financial flexibility and not related to our ongoing operations.  Furthermore, we feel the inclusion of such a charge in EBITDA would not contribute to our understanding of the operating results and effectiveness of our business.

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA and Adjusted Net Income also exclude $1.2 million of severance costs associated with the departure of our former Chief Executive Officer for the year ended December 31, 2009 and costs associated with the continued conversion of ATMs in our portfolio over to our own EFT transaction processing platform and development costs associated with the start-up of our own armored courier operation in the United Kingdom for the year ended December 31, 2008. Since Adjusted EBITDA and Adjusted Net Income exclude certain non-recurring, non-cash and other items, these measures may not be comparable to similarly-titled measures employed by other companies.  Free Cash Flow is cash provided by operating activities less payments for capital expenditures, including those financed through direct debt.  The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP.

A reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income to their most comparable U.S. GAAP financial measures and a calculation of Free Cash Flow are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$40,959	$5,277	$(71,375)
Adjustments:
Interest expense, net	26,629	30,133	31,090
Amortization of deferred financing costs and bond discounts	2,029	2,395	2,107
Write-off of deferred financing costs and bond discounts	7,296	—	—
Redemption costs for early extinguishment of debt	7,193	—	—
Income tax (benefit) expense	(17,139)	4,245	989
Depreciation and accretion expense	42,724	39,420	39,164
Amortization expense	15,471	18,916	18,549
Goodwill impairment	—	—	50,003
EBITDA	$125,162	$100,386	$70,527

Add back:
Loss on disposal of assets	2,647	6,016	5,807
Other income (1)	(1,004)	(982)	93
Noncontrolling interests (2)	(1,984)	(1,281)	(1,633)
Stock-based compensation expense (3)	5,998	4,617	3,516
Other adjustments to cost of ATM operating revenues	—	154	2,911
Other adjustments to selling, general, and administrative expenses	—	1,463	718
Adjusted EBITDA	$130,819	$110,373	$81,939
Less:
Interest expense, net (3)	26,161	29,811	31,090
Depreciation and accretion expense (3)	41,322	38,539	39,164
Income tax expense (at 35%) (4)	22,168	14,708	4,089
Adjusted Net Income	$41,168	$27,315	$7,596

Adjusted Net Income per share	$1.02	$0.70	$0.20
Adjusted Net Income per diluted share	$1.00	$0.68	$0.19

Weighted average shares outstanding – basic	40,347,194	39,244,057	38,800,782
Weighted average shares outstanding – diluted	41,059,381	39,896,366	39,801,492
_________________

(1)	Amounts exclude unrealized (gains) losses related to derivatives not designated as hedging instruments.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our 51% ownership interest in the Adjusted EBITDA of our Mexico subsidiary.
(3)	Amounts exclude 49% of the expenses incurred by our Mexico subsidiary as such amounts are allocable to the noncontrolling interest shareholders.
(4)	35% represents our estimated long-term, cross-jurisdictional effective tax rate.

Calculation of Free Cash Flow
	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash provided by operating activities	$105,168	$74,874	$16,218
Payments for capital expenditures:
Cash used in investing activities	(50,652)	(26,031)	(60,476)
Adjustments to cash used in investing activities	—	—	343
Fixed assets financed by direct debt	(542)	(2,499)	—
Total payments for capital expenditures	(51,194)	(28,530)	(60,133)
Free cash flow	$53,974	$46,344	$(43,915)

Liquidity and Capital Resources

Overview

As of December 31, 2010, we had approximately $3.2 million in cash and cash equivalents on hand and approximately $254.8 million in outstanding long-term debt obligations.

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

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we continue to generate positive operating cash flows in 2011 and beyond, we expect to continue repaying the amounts outstanding under our revolving credit facility while enabling us to fund our future cash needs through operations rather than financing activities. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities was $105.2 million, $74.9 million, and $16.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. The primary reason for the increase in 2010 when compared to 2009 was the generation of substantially higher operating profits in 2010 when compared to 2009 as a result of improved operating margins. Key drivers of the margin expansion included the increase in revenues, as discussed in Results of Operations – Revenues above, the continued shift of revenues from lower-margin revenues earned under merchant-owned accounts to higher-margin Company-owned and surcharge-free network and bank branding revenues, and our ability to leverage our fixed-cost infrastructure to generate strong margins from those higher revenues. The increase in 2009 when compared to 2008 was also due to the increased operating profits and the timing of changes in our working capital balances, as we settled approximately $6.4 million more of payables and accrued liabilities than we did during 2008.

Investing Activities

Net cash used in investing activities totaled $50.7 million, $26.0 million, and $60.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase from 2009 to 2010 was a result of the higher capital expenditures incurred during 2010 as a result of our decision to increase our capital spending budget in 2010 relative to 2009, for machine count growth in all of our segments, equipment upgrades in the United States, and the launch of our second cash depot for our armored courier operation in the United Kingdom.  The decrease from 2008 to 2009 was due to the reduced level of property and equipment purchases in 2009, resulting from our decision to conserve capital during 2009. Finally, during 2010 and 2009, we received the benefit of the disbursement of approximately $0.5 million and $2.5 million, respectively, of funds under financing facilities entered into by our majority-owned Mexican subsidiary, Cardtronics Mexico, for the purchase of ATMs. These transactions were considered as non-cash activities to us, since they were not remitted by Cardtronics Mexico but rather remitted by the finance company, on our behalf, directly to our vendors.

Total capital expenditures, including exclusive license payments and site acquisition costs and purchases of equipment to be leased but excluding acquisitions, were $50.7 million, $26.0 million, and $60.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for 2011 will total approximately $50.0 million, the majority of which will be utilized to purchase additional devices for our Company-owned accounts and enhance our existing devices with additional functionalities. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities

Net cash (used in) provided by financing activities was $(62.2) million, $(42.2) million, and $34.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. In 2010 and 2008, we incurred incremental borrowings under our revolving credit facility to fund the higher level of capital expenditures during those periods, as discussed in Investing Activities section above, and to fund a portion of the reduction of our senior subordinated notes outstanding in 2010. During 2009, we generated sufficient cash flows after capital expenditures that allowed us to repay all previously outstanding borrowings under our revolving credit facility.  Additionally, during 2010, we generated sufficient cash flows from operating activities, which enabled us to fund a portion of our debt refinancing activities with cash. Finally, as noted above in Investing Activities, we received the benefit of the disbursement of approximately $0.5 million and $2.5 million during 2010 and 2009, respectively, of funds under financing facilities entered into by Cardtronics Mexico, for the purchase of ATMs.

Financing Facilities

As of December 31, 2010, we had approximately $254.8 million in outstanding long-term debt, which was comprised of (1) $200.0 million of senior subordinated notes, (2) $46.2 million in borrowings under our revolving credit facility, and (3) $8.6 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. In July 2010, we entered into a new $175.0 million revolving credit facility and terminated our previous revolving credit facility of the same amount.  The new facility, which is led by a syndicate of banks including JPMorgan Chase and Bank of America, provides us with $175.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has a termination date of July 2015, which was extended during the third quarter from the initial termination date of February 2013 due to the refinancing of our senior subordinated notes (discussed below). Additionally, the credit agreement contains a feature that allows us to expand the facility up to $250 million, subject to the availability of additional bank commitments by existing or new syndicate participants.

Borrowings under our new $175.0 million revolving credit facility bear interest at a variable rate based upon the London Interbank Offered Rate (“LIBOR”) or Base Rate (as defined in the agreement) at our option. Additionally, we are required to pay a commitment fee of 0.375% per annum on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt and total debt that we can have outstanding at any given point in time and (ii) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the facility. These limitations are generally governed by a fixed charge ratio covenant and amounts outstanding under the revolving credit facility. For additional information on our new facility, including descriptions of the intra-period variations in our borrowings, see Item 8. Financial Statements and Supplementary Data, Note 9, Long-Term Debt.

As of December 31, 2010, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 3.1%.  Additionally, as of December 31, 2010, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings, allowing us to borrow an additional $124.5 million under the facility based on such covenants.

Senior Subordinated Notes. In August 2005, we issued $200.0 million of 9.25% senior subordinated notes and in July 2007, we issued $100.0 million of 9.25% senior subordinated notes – Series B. During the third quarter of 2010, we redeemed all $300.0 million of our previously outstanding senior subordinated notes, which had a maturity date of August 2013, and issued $200.0 million senior subordinated notes due in September 2018 (the “2018 Notes”).  The 2018 Notes are subordinate to borrowings made under the revolving credit facility and carry an 8.25% coupon. Interest is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by our domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which we have considerable flexibility. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the indenture. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket. For additional information on the redemption of the previous senior subordinated notes and issuance of the Notes, see Recent Events and Item 8. Financial Statements and Supplementary Data, Note 9, Long-Term Debt.

As of December 31, 2010, we were in compliance with all applicable covenants required under the Notes.

Other Borrowing Facilities

•
Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. Such facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of December 31, 2010) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our United Kingdom operations. As of December 31, 2010, there was approximately £663,000 ($1.0 million U.S.) outstanding under this overdraft facility, which had been utilized to help fund certain working capital commitments. Amounts outstanding under the overdraft facility are reflected in accounts payable in our Consolidated Balance Sheets, as any borrowings are automatically repaid once cash deposits are made to the underlying bank accounts.

•
Cardtronics Mexico equipment financing agreements. Between 2006 and 2010, Cardtronics Mexico entered into 10 separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.44%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of December 31, 2010, approximately $106.9 million pesos ($8.6 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the equipment financing agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of December 31, 2010, the total amount of the guarantees was $54.5 million pesos ($4.4 million U.S.).

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

Contractual Obligations

The following table and discussion reflect our significant contractual obligations and other commercial commitments as of December 31, 2010:

	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)
Long-term financings:
Principal (1)	$3,076	$2,616	$1,539	$1,360	$46,242	$200,000	$254,833
Interest (2)	18,697	18,370	18,164	18,010	17,280	49,500	140,021
Operating leases	2,769	2,590	2,356	2,325	2,247	6,767	19,054
Merchant space leases	2,524	2,485	2,399	809	159	51	8,427
Other (3)	15,163	—	—	—	—	—	15,163
Total contractual obligations	$42,229	$26,061	$24,458	$22,504	$65,928	$256,318	$437,498
____________

(1)
Represents the $200.0 million face value of our senior subordinated notes, $46.2 million outstanding under our revolving credit facility, and $8.6 million outstanding under our Mexico equipment financing facilities.

(2)
Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2010 and assumes that debt outstanding remains consistent over the periods presented in the table above.

(3)
Represents commitment to purchase $14.7 million of ATM equipment for the United States from one of our primary ATM suppliers and $0.5 million of armored courier vans for the United Kingdom, both during 2011.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this 2010 Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Item 8. Financial Statements and Supplementary Data, Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

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

The excess of the cost of the above acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed is reflected as goodwill in our consolidated financial statements. As of December 31, 2010, our goodwill balance totaled $164.6 million, $84.5 million of which related to our acquisition of E*TRADE Access, $62.2 million of which related to our acquisition of the 7-Eleven Financial Services Business, and $13.4 million of which related to our acquisition of Bank Machine. The remaining balance was comprised of goodwill related to our acquisition of ATM National LLC and our purchase of a majority interest in Cardtronics Mexico. Other intangible assets, net, totaled $74.8 million as of December 31, 2010, and included the intangible assets described above, as well as deferred financing costs, exclusive license agreements, and upfront merchant site acquisition costs.

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

We evaluate the recoverability of our goodwill and non-amortized intangible assets by estimating the future discounted cash flows of the reporting units to which the goodwill and non-amortized intangible assets relate. We use discount rates corresponding to our cost of capital, risk-adjusted as appropriate, to determine the discounted cash flows, and consider current and anticipated business trends, prospects, and other market and economic conditions when performing our evaluations. These evaluations are performed on an annual basis at a minimum, or more frequently based on the occurrence of events that might indicate a potential impairment. Examples of events that might indicate impairment include, but are not limited to, the loss of a significant contract or a material change in the terms or conditions of a significant contract. During the year ended December 31, 2008, we recorded a goodwill impairment charge of approximately $50.0 million associated with our United Kingdom reporting unit. For additional information on this impairment charge, see Item 8. Financial Statements and Supplementary Data, Note 1(j) Impairment of Long-Lived Assets and Goodwill - Goodwill and other indefinite lived intangible assets.

Valuation of Long-lived Assets. We place significant value on the installed ATMs that we own and manage in merchant locations and the related acquired merchant contracts/relationships. Long-lived assets, such as property and equipment and purchased contract intangibles subject to amortization, are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We test our acquired merchant contract/relationship intangible assets for impairment quarterly, along with the related ATMs, on an individual contract/relationship basis for our significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships.

In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition, (ii) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new bank branding arrangements, and (iii) estimates regarding our ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. During the years ended December 31, 2010, 2009, and 2008, we recorded approximately $0.2 million, $1.2 million, and $0.4 million, respectively, in additional amortization expense related to the impairments of certain previously-acquired merchant contract/relationship intangible assets associated with our U.S. reporting segment.

Income Taxes. Income tax provisions are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and income before taxes and between the tax basis of assets and liabilities and their reported amounts in our financial statements. We include deferred tax assets and liabilities in our financial statements at currently enacted income tax rates. As changes in tax laws or rates are enacted, we adjust our deferred tax assets and liabilities through income tax provisions.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event we do not believe we will be able to utilize the related tax benefits associated with deferred tax assets, we record valuation allowances to reserve for the assets. During the years ended December 31, 2010 and 2009, we released approximately $27.2 million and $1.6 million, respectively, in valuation allowances associated with our United States and $0.2 million and $0.3 million, respectively, in valuation allowances associated with our Mexico operations based on our determination that it was more likely than not that we will be able to realize the benefits associated with our net deferred tax asset positions in the future. In the United Kingdom, we established an additional $4.0 million and $0.9 million in valuation allowances for the years ended December 31, 2010 and 2009, respectively, to reserve for various deferred tax assets associated with that operation.

Asset Retirement Obligations. We estimate the fair value of future retirement obligations associated with our ATMs, including costs associated with deinstalling the ATMs and, in some cases, refurbishing the related merchant locations. Such estimates are based on a number of assumptions, including (i) the types of ATMs that are installed, (ii) the relative mix where those ATMs are installed (i.e., whether such ATMs are located in single-merchant locations or in locations associated with large, geographically-dispersed retail chains), and (iii) whether we will ultimately be required to refurbish the merchant store locations upon the removal of the related ATMs. Additionally, we are required to make estimates regarding the timing of when such retirement obligations will be incurred. We utilize a pooled approach in calculating and managing our retirement obligations, as opposed to a specific machine-by-machine approach, by pooling the retirement obligation of assets based on the estimated deinstallation dates. We periodically review the reasonableness of the retirement obligations balance by obtaining the current machine count and updated estimates to deinstall such machines.

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

Share-Based Compensation. We calculate the fair value of stock-based instruments awarded to employees and directors on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including (i) the number of awards that may ultimately be forfeited by the recipients, (ii) the expected term of the underlying awards, and (iii) the future volatility associated with the price of our common stock. Such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2010, are outlined in detail in Item 8, Financial Statements and Supplementary Data, Note 2, Stock-Based Compensation.

Derivative Financial Instruments. We recognize all of our derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (i) whether such instruments have been designated (and qualify) as part of a hedging relationship and (ii) on the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These instruments are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. As of December 31, 2010, the majority of our derivatives were designated as cash flow hedges, and, accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive loss line in the accompanying Consolidated Balance Sheet. Additionally, as of December 31, 2010, we had derivatives that were designated as economic hedges, for which the gain or loss was recognized in the Consolidated Statements of Operations during the current period. See Item 8, Financial Statements and Supplementary Data, Note 15, Derivative Financial Instruments for more details on our derivative financial instrument transactions.

New Accounting Pronouncements Issued but Not Yet Adopted

For information on new accounting pronouncements that had been issued as of December 31, 2010 but not yet adopted by us, see Item 8. Financial Statement and Supplementary Data, Note 1(v), New Accounting Pronouncements.

Commitments and Contingencies

We are subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows. See Item 8. Financial Statement and Supplementary Data, Note 14, Commitments and Contingencies for additional details regarding our commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about Market Risk

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2010, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on floating interest rates, it is sensitive to changes in the interest rates in the United States, the United Kingdom, and Mexico. In the United States and the United Kingdom, we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on various LIBOR rates. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).

As a result of the significant sensitivity surrounding the vault cash interest expense for our United States and United Kingdom operations, we have entered into a number of interest rate swaps to fix the rate of interest utilized to determine the amounts we pay on a portion of our current and anticipated outstanding vault cash balances. The following swaps that are currently in place (as of the date of the issuance of these financial statements) serve to fix the interest rate utilized for our vault cash rental agreements in the United States and the United Kingdom for the following notional amounts and periods:

Notional Amounts United States	Notional Amounts United Kingdom	Notional Amounts Consolidated(1)	Weighted Average Fixed Rate	Term
(In thousands)
$625,000	£75,000	$741,428	3.43%	January 1, 2011 – December 31, 2011
$750,000	£50,000	$827,618	3.45%	January 1, 2012 – December 31, 2012
$750,000	£25,000	$788,809	3.35%	January 1, 2013 – December 31, 2013
$750,000	£—	$750,000	3.29%	January 1, 2014 – December 31, 2014
$550,000	£—	$550,000	3.27%	January 1, 2015 – December 31, 2015
$350,000	£—	$350,000	3.28%	January 1, 2016 – December 31, 2016
____________
(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.55 to £1.00, which was the exchange rate in effect as of December 31, 2010.

The following table presents a hypothetical sensitivity analysis of our vault cash interest expense in 2010 based on our outstanding vault cash balances as of December 31, 2010 and assuming a 100 basis point increase in interest rates:

	Vault Cash Balance as of December 31, 2010			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,149.7	$1,149.7		$11.5	$11.5		$5.5	$5.5
United Kingdom		£145.7	226.2		£1.5	2.3		£0.7	1.1
Mexico	p$	499.7	40.4	p$	5.0	0.4	p$	5.0	0.4
Total			$1,416.3			$14.2			$7.0

As of December 31, 2010, we had a net liability of $41.8 million recorded in our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. The vast majority of these swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. Certain interest rate swaps in the United Kingdom are not accounted for as cash flow hedges. Accordingly, changes in the fair values of such swaps are recorded in other expense (income) in the accompanying Consolidated Statements of Operations. However, due to certain offsetting interest rate swap transactions that were entered into in December 2009, changes in the values of these swaps have not had, and are not expected to have, a significant impact on our ongoing results of operations. As a result of the release of our valuation allowances on our domestic deferred tax assets during 2010, and due to our determination that net deferred tax assets are realizable in the future, we now record the unrealized loss amounts related to our domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity (deficit) in the accompanying Consolidated Balance Sheets.

Net amounts paid or received under our cash flow hedges are recorded as adjustments to our “Cost of ATM operating revenues” in the accompanying Consolidated Statements of Operations, as we utilize the interest rate swaps to economically hedge exposure to variable interest rates charged on outstanding vault cash balances, a cost of revenues activity. During the years ended December 31, 2010, 2009, and 2008, the gains or losses as a result of ineffectiveness associated with our existing cash flow hedges were immaterial. However, we recorded $1.4 million in unrealized losses in 2009 and a net loss of $0.1 million in 2010 associated with changes in the mark-to-market values of certain interest rate swap contracts in the United Kingdom that did not qualify as cash flow hedges.

As of December 31, 2010, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in the Mexico, as we have historically not deemed it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in this market.

Interest expense. Our interest expense is also sensitive to changes in the interest rates in the United States, as our borrowings under our revolving credit facility accrue interest at floating rates. Based on the $46.2 million outstanding under the facility as of December 31, 2010, an increase of 100 basis points in the underlying interest rate would have had a $0.5 million impact on our interest expense. However, there is no guarantee that we will not borrow additional amounts under the facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant.

Outlook. If we continue to experience low short-term interest rates in the United States, it will serve to be beneficial to the amount of interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, the impact on our financial statements from a significant increase in interest rates would be largely mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the United States and the United Kingdom.

Foreign Currency Exchange Risk

Since we operate in the United Kingdom and Mexico, we are exposed to market risk from changes in foreign currency exchange rates, specifically with changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of operations of Bank Machine and Cardtronics Mexico into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of December 31, 2010, this translation loss totaled approximately $26.6 million compared to approximately $24.4 million as of December 31, 2009.

Our consolidated financial results for 2010, 2009 and 2008 were negatively impacted by decreases in the value of the British pound relative to the United States dollar. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the United States dollar and the British pound.) Conversely, our consolidated financial results were positively impacted by changes in the value of the Mexican peso relative to the United States dollar in 2010, but experienced a similar negative impact from the changes in the value of the Mexican peso relative to the United States dollar in the prior years. Due to the opposing effects of the foreign currency exchange movements in the British pound and the Mexican peso in 2010, the combined effect to our consolidated financial results was immaterial in 2010. A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, the effect upon Bank Machine’s operating income for the year ended December 31, 2010 would have been immaterial. Similarly, a sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the Mexican peso for the year ended December 31, 2010, the effect upon Cardtronics Mexico’s operating income would have also been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

During 2009, our United Kingdom operations began to generate cash flows from operations that exceeded our capital growth needs in that market.  This excess cash was used to repay certain advances and interest on intercompany debt.  Prior to 2009, most of our United Kingdom operations’ intercompany payable balances to the United States entities had been deemed to be long-term in nature and were revalued to other comprehensive income (loss) as our United Kingdom operations had not generated sufficient cash flows to cover its operational and capital expansion needs.  Due to the improved financial performance and lower capital expenditures of our United Kingdom operations during 2009 and 2010, these operations may continue to generate excess cash flows beyond its operational and capital expansion needs in the future that would allow it to further pay down intercompany balances.  Therefore, we have now designated certain of our intercompany balances as short-term in nature, and the changes in these balances are now translated in our Consolidated Statements of Operations.  As a result, we are now exposed to foreign currency exchange risk as it relates to our intercompany balances for which we expect repayments in the near-term.  As of December 31, 2010, the intercompany payable balance from our United Kingdom operations to the parent totaled $117.5 million, of which $7.6 million was deemed to be short-term in nature.  A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of December 31, 2010, the effect upon our Consolidated Statements of Operations would be approximately $0.8 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardtronics, Inc.:

We have audited Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardtronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cardtronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardtronics, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2010, and our report dated March 3, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
March 3, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardtronics, Inc.:

We have audited the accompanying consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardtronics, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
March 3, 2011

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,189	$10,449
Accounts and notes receivable, net of allowance of $507 and $560 as of December 31, 2010 and 2009, respectively	20,270	27,700
Inventory	1,795	2,617
Restricted cash, short-term	4,466	3,452
Current portion of deferred tax asset, net	15,017	—
Prepaid expenses, deferred costs, and other current assets	10,222	8,850
Total current assets	54,959	53,068
Property and equipment, net	156,465	147,348
Intangible assets, net	74,799	89,036
Goodwill	164,558	165,166
Deferred tax asset, net	715	—
Prepaid expenses, deferred costs, and other assets	3,819	5,786
Total assets	$455,315	$460,404

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and notes payable	$3,076	$2,122
Current portion of capital lease obligations	—	235
Current portion of other long-term liabilities	24,493	26,047
Accounts payable	20,167	12,904
Accrued liabilities	50,543	57,583
Current portion of deferred tax liability, net	715	3,121
Total current liabilities	98,994	102,012
Long-term liabilities:
Long-term debt, net of related discounts	251,757	304,930
Deferred tax liability, net	10,268	12,250
Asset retirement obligations	26,657	24,003
Other long-term liabilities	23,385	18,499
Total liabilities	411,061	461,694

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 125,000,000 shares authorized; 48,396,134 and 46,238,028 shares issued as of December 31, 2010 and December 31, 2009, respectively; 42,833,342 and 40,900,532 shares outstanding as of December 31, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	213,754	200,323
Accumulated other comprehensive loss, net	(65,053)	(57,618)
Accumulated deficit	(55,963)	(96,922)
Treasury stock; 5,562,792 and 5,337,496 shares at cost as of December 31, 2010 and December 31, 2009, respectively	(50,351)	(48,679)
Total parent stockholders’ equity (deficit)	42,391	(2,892)
Noncontrolling interests	1,863	1,602
Total stockholders’ equity (deficit)	44,254	(1,290)
Total liabilities and stockholders’ equity (deficit)	$455,315	$460,404

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
ATM operating revenues	$522,900	$483,138	$475,800
ATM product sales and other revenues	9,178	10,215	17,214
Total revenues	532,078	493,353	493,014
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	351,490	333,907	362,916
Cost of ATM product sales and other revenues	8,902	10,567	15,625
Total cost of revenues	360,392	344,474	378,541
Gross profit	171,686	148,879	114,473
Operating expenses:
Selling, general, and administrative expenses	44,581	41,527	39,068
Depreciation and accretion expense	42,724	39,420	39,164
Amortization expense	15,471	18,916	18,549
Loss on disposal of assets	2,647	6,016	5,807
Goodwill impairment charge	—	—	50,003
Total operating expenses	105,423	105,879	152,591
Income (loss) from operations	66,263	43,000	(38,118)
Other (income) expense:
Interest expense, net	26,629	30,133	31,090
Amortization of deferred financing costs and bond discounts	2,029	2,395	2,107
Write-off of deferred financing costs and bond discounts	7,296	—	—
Redemption costs for early extinguishment of debt	7,193	—	—
Other (income) expense	(878)	456	93
Total other expense	42,269	32,984	33,290
Income (loss) before income taxes	23,994	10,016	(71,408)
Income tax (benefit) expense	(17,139)	4,245	989
Net income (loss)	41,133	5,771	(72,397)
Net income (loss) attributable to noncontrolling interests	174	494	(1,022)
Net income (loss) attributable to controlling interests and available to common stockholders	$40,959	$5,277	$(71,375)

Net income (loss) per common share – basic	$0.98	$0.13	$(1.84)
Net income (loss) per common share – diluted	$0.96	$0.13	$(1.84)

Weighted average shares outstanding – basic	40,347,194	39,244,057	38,800,782
Weighted average shares outstanding – diluted	41,059,381	39,896,366	38,800,782

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock			Additional	Accumulated Other			Non-
	Shares	Amount	Subscription Receivable	Paid-In Capital	Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	controlling Interests	Total
Balance, January 1, 2008:	38,566	$4	$(229)	$190,508	$(4,518)	$(30,824)	$(48,221)	$—	$106,720
Repayment of subscriptions	—	—	195	—	—	—	—	—	195
Issuance of capital stock	2,071	—	—	77	—	—	—	—	77
Stock-based compensation charges	—	—	—	3,516	—	—	—	—	3,516
Unrealized losses on interest rate swaps	—	—	—	—	(18,508)	—	—	—	(18,508)
Net loss attributable to controlling interests	—	—	—	—	—	(71,375)	—	—	(71,375)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(1,022)	(1,022)
Contributions from noncontrolling interest partner	—	—	—	—	—	—	—	1,662	1,662
Foreign currency translation adjustments	—	—	—	—	(40,999)	—	—	(16)	(41,015)
Balance, December 31, 2008:	40,637	$4	$(34)	$194,101	$(64,025)	$(102,199)	$(48,221)	624	$(19,750)
Repayment of subscriptions	—	—	34	—	—	—	—	—	34
Issuance / (Redemption) of capital stock	264	—	—	1,595	—	—	(458)	—	1,137
Stock-based compensation charges	—	—	—	4,627	—	—	—	—	4,627
Unrealized losses on interest rate swaps	—	—	—	—	(1,046)	—	—	—	(1,046)
Net income attributable to controlling interests	—	—	—	—	—	5,277	—	—	5,277
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	494	494
Contributions from noncontrolling interest partner	—	—	—	—	—	—	—	526	526
Foreign currency translation adjustments	—	—	—	—	7,453	—	—	(42)	7,411
Balance, December 31, 2009:	40,901	$4	$—	$200,323	$(57,618)	$(96,922)	$(48,679)	$1,602	$(1,290)
Issuance / (Redemption) of capital stock	1,932	—	—	7,391	—	—	(1,672)	—	5,719
Stock-based compensation charges	—	—	—	6,040	—	—	—	—	6,040
Unrealized losses on interest rate swaps, net of income taxes of $1,383	—	—	—	—	(5,286)	—	—	—	(5,286)
Net income attributable to controlling interests	—	—	—	—	—	40,959	—	—	40,959
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	174	174
Foreign currency translation adjustments	—	—	—	—	(2,149)	—	—	87	(2,062)
Balance, December 31, 2010:	42,833	$4	$—	$213,754	$(65,053)	$(55,963)	$(50,351)	$1,863	$44,254

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$41,133	$5,771	$(72,397)
Unrealized losses on interest rate swap contracts, net of income taxes of $1,383 in 2010	(5,286)	(1,046)	(18,508)
Foreign currency translation adjustments	(2,149)	7,453	(40,999)
Other comprehensive (loss) income	(7,435)	6,407	(59,507)
Total comprehensive income (loss)	33,698	12,178	(131,904)
Less: comprehensive income (loss) attributable to noncontrolling interests	261	540	(1,241)
Comprehensive income (loss) attributable to controlling interests	$33,437	$11,638	$(130,663)

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$41,133	$5,771	$(72,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	58,195	58,336	57,713
Goodwill impairment charge	—	—	50,003
Amortization of deferred financing costs and bond discounts	2,029	2,395	2,107
Write-off of deferred financing costs and bond discounts	7,296	—	—
Redemption costs for early extinguishment of debt	7,193	—	—
Stock-based compensation expense	6,037	4,620	3,516
Deferred income taxes	(18,737)	3,729	705
Loss on disposal of assets	2,647	6,016	5,807
Unrealized (gains) losses on derivative instruments	(972)	1,437	—
Amortization of accumulated other comprehensive losses associated with derivative instruments no longer designated as hedging instruments	1,573	—	—
Other reserves and non-cash items	926	(4,517)	(7,664)
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	7,056	(2,426)	(3,530)
(Increase) decrease in prepaid, deferred costs, and other current assets	(2,211)	7,255	(6,373)
Increase in inventory	—	(1,111)	(1,131)
Decrease in other assets	2,094	1,710	1,065
Increase (decrease) in accounts payable	6,384	(3,923)	(5,265)
(Decrease) increase in accrued liabilities	(9,751)	166	(4,928)
Decrease in other liabilities	(5,724)	(4,584)	(3,410)
Net cash provided by operating activities	105,168	74,874	16,218

Cash flows from investing activities:
Additions to property and equipment	(48,069)	(25,770)	(59,279)
Payments for exclusive license agreements and site acquisition costs and other intangible assets	(2,583)	(261)	(854)
Principal payments received under direct financing leases	—	—	17
Acquisitions, net of cash acquired	—	—	(360)
Net cash used in investing activities	(50,652)	(26,031)	(60,476)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	382,400	55,882	126,836
Repayments of long-term debt and capital leases	(445,840)	(99,212)	(89,323)
Proceeds from (repayments of) borrowing under bank overdraft facility, net	995	(142)	(3,541)
Debt issuance and modification costs	(5,423)	(458)	(195)
Payments received on subscriptions receivable	—	34	195
Proceeds from exercises of stock options	7,390	1,596	362
Noncontrolling interest stockholder capital contributions	—	526	1,662
Equity offering costs	—	—	(1,489)
Repurchase of capital stock	(1,672)	(458)	—
Net cash (used in) provided by financing activities	(62,150)	(42,232)	34,507

Effect of exchange rate changes on cash	374	414	(264)
Net (decrease) increase in cash and cash equivalents	(7,260)	7,025	(10,015)

Cash and cash equivalents at beginning of year	10,449	3,424	13,439
Cash and cash equivalents at end of year	$3,189	$10,449	$3,424

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$29,830	$30,470	$32,031
Cash paid for income taxes	831	300	220
Fixed assets financed by direct debt	542	2,499	—
See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of December 31, 2010, the Company provided services to approximately 37,000 devices across its portfolio, which included approximately 31,100 devices located in all 50 states of the United States (“U.S.”) as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 3,000 devices throughout the United Kingdom (“U.K.”), and over 2,900 devices throughout Mexico. Included within this number are approximately 2,200 multi-function financial services kiosks deployed in the U.S. that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), and money transfers.  Also included within this number are approximately 2,900 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

Through its network, the Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. In doing so, the Company provides its retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that the devices placed at their facilities will be utilized. Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, SunTrust Bank, and PNC Bank, N.A. As of December 31, 2010, over 11,900 of the Company’s devices were under contract with financial institutions to place their logos on those machines, thus providing convenient surcharge-free access for their banking customers. The Company also owns and operates the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 43,000 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. The Allpoint network includes a majority of the Company’s ATMs in the United States, Puerto Rico and Mexico, all of the Company’s ATMs in the United Kingdom, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

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

In management’s opinion, all adjustments necessary for a fair presentation of the Company’s current and prior period results have been made. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s total reported net income (loss) or stockholders’ equity (deficit).

The Company presents “Cost of ATM operating revenues” and “Gross profit” within its consolidated financial statements exclusive of depreciation, accretion, and amortization expenses. The following table sets forth the amounts excluded from cost of ATM operating revenues and gross profit during the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$35,521	$32,595	$33,821
Amortization expense	15,471	18,916	18,549
Total depreciation, accretion, and amortization expenses excluded from cost of ATM operating revenues and gross profit	$50,992	$51,511	$52,370

(c) Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of intangibles, goodwill, asset retirement obligations, and valuation allowances for receivables, inventories, and deferred income tax assets. Actual results can, and often do, differ from those assumed in the Company’s estimates.

(d) Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as restricted cash in current or non-current assets on the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be used. As of December 31, 2010 and 2009, there were $4.5 million and $3.5 million, respectively, of restricted cash in current assets and $331,000 and $329,000, respectively, in other non-current assets. Current restricted cash consisted of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Non-current restricted cash represented a certificate of deposit held at one of the banks utilized to provide cash for the Company’s ATMs and funds held at one of the banks utilized by the Company in its provision of automated consumer financial services at its multi-function device locations.

(e) Cash Management Program

The Company relies on agreements with Bank of America, N.A. (“Bank of America”), Elan Financial Services (“Elan”) which is a business of U.S. Bancorp, and Wells Fargo, N.A. (“Wells Fargo”) to provide the cash that it uses in its domestic devices (including Puerto Rico) in which the related merchants do not provide their own cash. Additionally, the Company relies on Alliance & Leicester Commercial Bank (“ALCB”) in the United Kingdom and Bansí, S.A. Institución de Banca Múltiple (“Bansi”) in Mexico to provide it with its ATM cash needs. The Company pays a fee for its usage of this cash based on the total amount of cash outstanding at any given time, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the devices. At all times, beneficial ownership of the cash is retained by the cash providers, and the Company has no access or right to the cash except for those ATMs that are serviced by the Company’s wholly-owned armored courier operation in the United Kingdom. While such armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. The Company’s domestic vault cash agreements with Bank of America, Elan, and Wells Fargo currently extend through October 2012, December 2013, and July 2012, respectively. (See Note 18, Concentration Risk for additional information on the concentration risk associated with the Company’s arrangements with Bank of America and Wells Fargo.)  With respect to its United Kingdom operations, the Company’s current agreement with ALCB does not expire until August 2012. Finally, the Company extended its agreement in Mexico with Bansi in February 2011, which now expires in March 2012. Based on the foregoing, such cash, and the related obligations, are not reflected in the accompanying consolidated financial statements. The amount of cash in the Company’s devices was approximately $1.4 billion and $1.1 billion as of December 31, 2010 and 2009, respectively.

(f) Accounts Receivable, including Allowance for Doubtful Accounts

Accounts receivable are primarily comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based on an analysis of its past due accounts. All balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2010, 2009 and 2008, the Company recorded approximately $136,000, $140,000 and $260,000, respectively, of bad debt expense.

(g) Inventory

Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)
ATMs	$1,132	$1,624
ATM parts and supplies	1,054	1,016
Total	2,186	2,640
Less: Inventory reserves	(391)	(23)
Net inventory	$1,795	$2,617

(h) Property and Equipment, net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to eight years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Also included in property and equipment are new ATMs and/or financial services kiosks and the associated equipment the Company has acquired for future installation. Such devices are held as “deployments in process” and are not depreciated until actually installed. Depreciation expense for property and equipment for the years ended December 31, 2010, 2009, and 2008 was $40.1 million, $37.4 million, and $37.5 million, respectively. These amounts included the amortization expense associated with the assets under capital leases that were assumed by the Company in its acquisition of the financial services business of 7-Eleven, Inc. (the “7-Eleven ATM Transaction”) in 2007.  As of December 31, 2010, the Company did not have any capital leases outstanding. See Note 1(l), Asset Retirement Obligations, for additional information on asset retirement obligations associated with the Company’s devices.

Maintenance on the Company’s domestic and Mexico devices is typically performed by third parties and is incurred as a fixed fee per month per device. Accordingly, such amounts are expensed as incurred. In the United Kingdom, maintenance is performed by in-house technicians and is expensed as incurred.

Significant refurbishment costs that extend the useful life of an asset, or enhance its functionality are capitalized and depreciated over the estimated remaining life of the improved asset.

(i) Goodwill and Other Intangible Assets

The Company’s intangible assets include merchant contracts/relationships and a branding agreement acquired in connection with acquisitions of ATM and kiosk-related assets (i.e., the right to receive future cash flows related to transactions occurring at these merchant locations), exclusive license agreements and site acquisition costs (i.e., the right to be the exclusive ATM or kiosk service provider, at specific locations, for the time period under contract with a merchant customer), non-compete agreements, deferred financing costs relating to the Company’s credit agreements (Note 9, Long-Term Debt), and the Bank Machine and Allpoint trade names acquired. Additionally, the Company has goodwill related to the acquisitions of E*TRADE Access, Bank Machine, ATM National, Cardtronics Mexico, and the financial services business of 7-Eleven (the “7-Eleven Financial Services Business”).

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

(j) Impairment of Long-Lived Assets and Goodwill

Long-lived assets. The Company places significant value on the installed devices that it owns and manages in merchant locations as well as the related acquired merchant contracts/relationships and the branding agreement acquired in the 7-Eleven ATM Transaction. Long-lived assets, such as property and equipment and purchased contract intangibles subject to amortization, are reviewed for impairment at least annually and additionally whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company tests its acquired merchant contract/relationship intangible assets for impairment, along with the related devices, on an individual contract/relationship basis for the Company’s significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships.

In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, the Company analyzes a number of relevant factors, including (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition; (ii) estimates regarding the Company’s ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional devices, and the generation of incremental revenues from increased surcharges and/or new branding arrangements; and (iii) estimates regarding the Company’s ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related devices, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction (e.g., branding revenue). A portfolio of purchased contract intangibles, including the related devices, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction (e.g., branding revenue). Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, the Company evaluates the recoverability of the intangible asset, and the related devices, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible and intangible assets exceeded the calculated fair value. The Company recorded approximately $0.2 million, $1.2 million, and $0.4 million in additional amortization expense during the years ended December 31, 2010, 2009, and 2008, respectively, related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with its United States reporting segment.

Goodwill and other indefinite lived intangible assets. As of December 31, 2010, the Company had $164.6 million in goodwill and $3.3 million of indefinite lived intangible assets reflected in its Consolidated Balance Sheet. The Company reviews the carrying amount of its goodwill and indefinite lived intangible assets for impairment at least annually and more frequently if conditions warrant. Under U.S. GAAP, goodwill and indefinite lived intangible assets should be tested for impairment at the reporting unit level, which in the Company’s case involves five separate reporting units – (i) the Company’s domestic reporting segment; (ii) the acquired Bank Machine operations; (iii) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (iv) the acquired ATM National operations (Allpoint); and (v) the 7-Eleven Financial Services Business. For each reporting unit, the carrying amount of the net assets associated with the applicable reporting unit is compared to the estimated fair value of such reporting unit as of the testing date (i.e., December 31, 2010). When estimating fair values of a reporting unit for its goodwill impairment test, the Company utilizes a combination of the income approach and market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows, which have been discounted using a weighted-average cost of capital rate for each reporting unit. The market approach provides an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, is then compared to the fair value of the Company as a whole, as determined based on the market approach. If such amounts are consistent, the estimated fair values for each reporting unit, as derived from the income approach, are utilized.

All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management. The primary assumptions used in the income approach are estimated cash flows, the weighted average cost of capital for each reporting unit, and valuation multiples assigned to the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) amounts of each reporting unit in order to assess the terminal value for each reporting unit. Estimated cash flows are primarily based on the Company’s projected revenues, operating costs, and capital expenditures and are discounted based on comparable industry average rates for the weighted-average cost of capital for each reporting unit. The Company utilized discount rates based on weighted-average cost of capital amounts ranging from 11.9% to 15.6% when estimating the fair values of its reporting units as of December 31, 2010. With respect to the EBITDA multiples utilized in assessing the terminal value of each of its reporting units, the Company analyzed current and historical valuation multiples assigned to a number of its industry peer group companies. The estimated combined fair value of all reporting units as of December 31, 2010, resulted in an implied control premium of approximately 3%.

Based on the results of the impairment analysis performed for the year ended December 31, 2010, the Company determined that no goodwill impairment existed as of December 31, 2010, and the fair values of its reporting units were substantially in excess of the carrying values of such reporting units, except for the Mexico reporting unit which had a goodwill balance of approximately $0.7 million as of December 31, 2010.  Although the fair value exceeded the carrying value of this reporting unit, the difference between these values decreased from 84.1% of the fair value as of December 31, 2009, to 47.6% as of December 31, 2010.  This decrease is attributable to the decrease in estimated future earnings of this reporting unit, based on the diminished transaction volume as a result of the recent regulatory changes in Mexico.  In 2009, the Company projected that the Mexico reporting unit would continue to grow and expand based on recent results. However, as the regulatory changes in Mexico had an unexpected negative impact to the business in 2010, the 2010 analysis took this into account and did not incorporate an expected growth rate in its earnings in the future years.  Although this is a conservative approach, the analysis was prepared as such to ensure that the reporting unit did not indicate a possible impairment of the related goodwill under such conservative scenario.  The Company has plans to mitigate the effects of decreased transaction levels in Mexico, and has several initiatives that are currently being developed.  The Company believes that certain of these initiatives will generate better operating results than the estimated results in the analysis (although not estimable at this point, as these initiatives are still in their planning stages), and therefore, the decreased difference between the fair value and the carrying value of the Mexico reporting unit in the current year analysis does not indicate a potential goodwill impairment in the near future. The Company will closely monitor the Mexico reporting unit throughout 2011 and will retest for possible impairment if conditions in that reporting unit worsen or it becomes apparent that management’s initiatives to improve the business will not be successful or take an extended duration of time to execute such that the goodwill associated with unit becomes impaired.

The Company’s impairment analysis for the year ended December 31, 2008 indicated that the carrying amount of the goodwill associated with its United Kingdom reporting unit exceeded the estimated fair value of such goodwill balance. As a result, the Company recorded a $50.0 million non-cash impairment charge to reduce the carrying value of the goodwill balance associated with its United Kingdom operations as of December 31, 2008. Such charge is reflected as a separate line item in the accompanying Consolidated Statements of Operations. The impairment was primarily driven by continued lower than expected results from that portion of the Company’s business, coupled with adverse market conditions. The $50.0 million charge represented approximately 80% of the pre-impaired goodwill balance associated with the Company’s United Kingdom reporting unit and approximately 23.5% of the pre-impaired consolidated goodwill balance as of December 31, 2008.

(k) Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes, which are based on temporary differences between the amount of taxable income and income before provision for income taxes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at current income tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event the Company does not believe it will be able to utilize the related tax benefits associated with deferred tax assets, valuation allowances are recorded to reserve for the assets.

(l) Asset Retirement Obligations

The Company estimates the fair value of future retirement costs associated with its ATMs and recognizes this amount as a liability in the period in which it is incurred, on a pooled basis based on estimated deinstallation dates, and can be reasonably estimated. The Company’s estimates of fair value involve discounted future cash flows. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the depreciation and accretion expense line in the accompanying consolidated financial statements. As the liability is not revalued on a recurring basis, it is periodically reevaluated based on current information. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. Additionally, the Company capitalizes the initial estimated fair value amount as an asset and depreciates the amount over its estimated useful life. Additional information regarding the Company’s asset retirement obligations is included in Note 10, Asset Retirement Obligations.

(m) Revenue Recognition

ATM operating revenues. Substantially all of the Company’s revenues are generated from ATM and kiosk operating and transaction-based fees, which primarily include surcharge fees, interchange fees, bank branding revenues, surcharge-free network fees, managed services fees and other revenue items, including maintenance fees and fees from other consumer financial services offerings such as check-cashing, remote deposit capture and bill pay services. Such amounts are reflected as “ATM operating revenues” in the accompanying Consolidated Statements of Operations. Surcharge and interchange fees are recognized daily as the underlying transactions are processed. Branding fees are generated by the Company’s bank branding arrangements, under which financial institutions pay a fixed monthly fee per device to the Company to put their brand name on selected ATMs and multi-function kiosks within the Company’s portfolio. In return for such fees, the branding institution’s customers can use those branded devices without paying a surcharge fee. The monthly per device branding fees are recognized as revenues on a monthly basis as earned, and are subject to escalation clauses within the agreements. In addition to the monthly branding fees, the Company may also receive a one-time set-up fee per device. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate the Company for the burden incurred related to the initial set-up of a branded device versus the on-going monthly services provided for the actual branding. In accordance with U.S. GAAP, the Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank branding agreements. With respect to Allpoint, the Company’s surcharge-free network, the Company allows cardholders of financial institutions that participate in Allpoint to utilize the Company’s network of devices on a surcharge-free basis. In return, the participating financial institutions pay a fixed fee per month per cardholder or a fee per transaction to the Company. These surcharge-free network fees are recognized as revenues on a monthly basis as earned. Under a managed services offering, the Company typically receives a fixed management fee which may be supplemented by certain additional fees based on transaction volume.  While the management fee and any additional fees are recognized as revenue on a monthly basis as earned, the surcharge and interchange fees generated by the ATM under the managed services agreement are earned by the Company’s customer. With respect to maintenance services, the Company typically charges a fixed fee per month per device to its customers and outsources the fulfillment of those maintenance services to a third-party service provider for a corresponding fixed fee per month per device. Accordingly, the Company recognizes such service agreement revenues and the related expenses on a monthly basis as earned. Finally, with respect to its automated consumer financial services offerings, the Company typically recognizes the revenues as the services are provided and the revenues earned. In addition to the transaction-based fees, the Company may also receive upfront payments from third-party service providers associated with providing certain of these services, which are deferred and recognized as revenue over the underlying contractual period.

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

Merchant-owned arrangements. In connection with the Company’s merchant-owned ATM operating/processing arrangements, the Company typically pays all or a sizable portion of the surcharge fees that it earns to the merchant as fees for providing, placing, and maintaining the ATM unit. Pursuant to the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-50, Revenue Recognition – Customer Payments and Incentives, the Company has recorded such payments as a cost of the associated revenues. In exchange for this payment, the Company receives access to the merchants’ customers and the ability to earn the surcharge and interchange fees from transactions that such customers conduct from using the ATM. The Company is able to reasonably estimate the fair value of this benefit based on the typical surcharge rates charged for transactions on all of its ATMs, including those not subject to these arrangements.

Further, the Company follows the guidance in ASC 605-45, Revenue Recognition – Principal Agent Considerations, for the majority of its merchant contracts. Specifically, as the Company acts as the principal and is the primary obligor in the ATM transactions, provides the processing for the ATM transactions, and has the risks and rewards of ownership, including the risk of loss for collection, the Company recognizes the majority of its surcharge and interchange fees gross of any of the payments made to the various merchants and retail establishments where the ATM units are housed. As a result, for agreements under which the Company acts as the principal, the Company records the total amounts earned from the underlying ATM transactions as ATM operating revenues and records the related merchant commissions as a cost of ATM operating revenues.

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

(n) Stock-Based Compensation

The Company calculates the fair value of stock-based instruments awarded to employees on the date of grant and recognizes the calculated fair value as compensation cost over the requisite service period. For additional information on the Company’s stock-based compensation, see Note 2, Stock-Based Compensation.

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

During the fourth quarter of 2009, the Company determined that two of its interest rate swap transactions that were previously designated as cash flow hedges no longer qualified for hedge accounting treatment due to a change in the pricing of the underlying vault cash rental agreement. Accordingly, the Company recognized a $1.4 million unrealized loss associated with those swaps during the fourth quarter of 2009. Subsequent unrealized gains and losses associated with these swaps, along with the related realized gains and losses (for amounts received or paid on offsetting swaps), have been recorded monthly. Such gains and losses have been reflected in “Other (Income) Expense” in the accompanying Consolidated Statements of Operations. See Note 15, Derivative Financial Instruments for more details on the Company’s derivative financial instrument transactions.

(p) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. U.S. GAAP does not require the disclosure of the fair value of lease financing arrangements and non-financial instruments, including intangible assets such as goodwill and the Company’s merchant contracts/relationships. See Note 16, Fair Value Measurements.

(q) Foreign Currency Translation

As a result of the Bank Machine acquisition in May 2005 and the Cardtronics Mexico acquisition in February 2006, the Company is exposed to foreign currency translation risk. The functional currencies for the acquired Bank Machine and Cardtronics Mexico operations are the British pound and the Mexican peso, respectively. Accordingly, results of operations of the Company’s United Kingdom and Mexico subsidiaries are translated into United States dollars using average exchange rates in effect during the periods in which those results are generated. Furthermore, the Company’s foreign operations’ assets and liabilities are translated into United States dollars using the exchange rate in effect as of each balance sheet reporting date. The resulting translation adjustments have been included in accumulated other comprehensive loss, net in the accompanying Consolidated Balance Sheets.

The Company currently believes that the unremitted earnings of its United Kingdom and Mexico subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. While the Company’s United Kingdom subsidiary has recently begun repaying certain working capital advances made by the Company’s domestic entities during the past few years, the Company’s original capital investment amounts are not expected to be repaid in the foreseeable future. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.

(r) Comprehensive Income (Loss)

Accumulated other comprehensive loss, net is displayed as a separate component of stockholders’ equity (deficit) in the accompanying Consolidated Balance Sheets, and current period activity is reflected in the accompanying Consolidated Statements of Comprehensive Income (Loss). The Company’s comprehensive income (loss) is composed of (i) net income (loss); (ii) foreign currency translation adjustments; and (iii) unrealized losses associated with the Company’s interest rate hedging activities.

The following table sets forth the components of accumulated other comprehensive loss, net as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Foreign currency translation adjustments	$(26,569)	$(24,420)
Unrealized losses on interest rate swaps, net of income taxes of $1,383 in 2010	(38,484)	(33,198)
Total accumulated other comprehensive loss, net	$(65,053)	$(57,618)

See Note 17, Income Taxes, for additional information on the Company’s deferred taxes and associated with its interest rate swaps.

(s) Treasury Stock

Treasury stock is recorded at cost and carried as a reduction to stockholders’ equity until retired or reissued.

(t) Advertising Costs

Advertising costs are expensed as incurred and totaled $1.2 million, $1.0 million, and $1.9 million during the years ended December 31, 2010, 2009, and 2008, respectively. The higher level of advertising expense during 2008 was primarily the result of $0.8 million in costs incurred to promote the multi-function consumer financial services associated with the acquired 7-Eleven Financial Services Business.

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

(v) New Accounting Pronouncements

The Company adopted the following accounting standard during 2010:

Disclosures about Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06, which amended ASC 820, Fair Value Measurements and Disclosures. This update added new requirements for disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy, and activity in Level 3 of the hierarchy.  Additionally, it clarified existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted the provisions of ASU 2010-06 on January 1, 2010, except for the disclosures about the activity in Level 3 fair value measurements, which is effective for the Company beginning January 1, 2011.  The Company’s adoption of ASU 2010-06 did not, and is not expected to, have a material impact on the Company’s consolidated financial position or results of operations.

As of December 31, 2010, the following accounting standards and interpretations were issued but have not yet been adopted by the Company:

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

Goodwill Impairment Test. In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted.  The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

(2)  Stock-Based Compensation

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

	2010	2009	2008
	(In thousands)
Cost of ATM operating revenues	$753	$798	$621
Selling, general, and administrative expenses	5,284	3,822	2,895
Total stock-based compensation expense	$6,037	$4,620	$3,516

The increase in stock-based compensation expense in 2010 and 2009 compared to 2008 was due to the Company’s issuance of 807,690 shares of restricted stock, net of forfeitures, and 23,000 stock options during 2010 and 135,000 shares of restricted stock, net of forfeitures, and 140,500 stock options to certain of its employees and directors during 2009. Both the restricted shares and the stock options were granted under the Company’s 2007 Stock Incentive Plan (discussed below).

Stock-Based Compensation Plans. The Company currently has two long-term incentive plans — the 2007 Stock Incentive Plan (the “2007 Plan”) and the 2001 Stock Incentive Plan (the “2001 Plan”). The purpose of each of these plans is to provide members of the Company’s Board of Directors and employees of the Company and its affiliates additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. Equity grants awarded under these plans generally vest ratably over four years based on continued employment and expire 10 years from the date of grant.

2007 Plan. In August 2007, the Company’s Board of Directors and the stockholders of the Company approved the 2007 Plan. The adoption, approval, and effectiveness of this plan were contingent upon the successful completion of the Company’s initial public offering, which occurred in December 2007. The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Code, options that do not constitute incentive stock options, restricted stock awards, phantom stock awards, restricted stock units, bonus stock awards, performance awards, and annual incentive awards. The number of shares of common stock that may be issued under the 2007 Plan may not exceed 5,179,393 shares, which was increased by 2,000,000 shares, from 3,179,393 shares, at the Company’s 2010 Annual Meeting of Shareholders held on June 15, 2010.  The shares issued under the 2007 Plan are subject to further adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2010, 416,500 options and 2,712,690 shares of restricted stock, net of cancellations, had been granted under the 2007 Plan.

2001 Plan. In June 2001, the Company’s Board of Directors adopted the 2001 Plan, which was subsequently amended for various reasons. As a result of the adoption of the 2007 Plan, at the direction of the Board of Directors, no further awards will be granted under the Company’s 2001 Plan. As of December 31, 2010, options to purchase an aggregate of 6,438,172 shares of common stock (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which the Company considered as non-qualified stock options, and options to purchase 4,069,382 shares of common stock had been exercised.

Stock Options. The following table is a summary of the Company’s stock option transactions for the year ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Options outstanding as of January 1, 2010	3,803,771	$8.34
Granted	23,000	$10.95
Exercised	(1,262,266)	$5.85
Forfeited	(52,500)	$7.73
Options outstanding as of December 31, 2010	2,512,005	$9.63	4.94	$20,565

Options vested and exercisable as of December 31, 2010	2,162,458	$9.61	4.51	$17,734

Options exercised during the years ended December 31, 2010, 2009, and 2008 had a total intrinsic value of approximately $11.3 million, $2.3 million, and $2.8 million, respectively, which resulted in tax benefits to the Company of approximately $3.9 million, $0.8 million, and $1.0 million, respectively. However, because the Company is currently in a net operating loss carryforward position, such benefits have not been reflected in the accompanying consolidated financial statements. The cash received by the Company as a result of option exercises was $7.4 million, $1.6 million, and $0.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. The Company handles stock option exercises and other stock grants through the issuance of new common shares.

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

	2010	2009	2008
Weighted average estimated fair value per stock option granted	$5.50	$3.02	$3.26
Valuation assumptions:
Expected option term (in years)	6.25	6.25	6.25
Expected volatility	46.5% - 50.0%	49.5% - 53.03%	35.3% - 42.7%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.7% - 3.0%	2.3% - 3.0%	2.8% - 3.5%

The expected option term of 6.25 years was determined based on the simplified method outlined in SEC Staff Accounting Bulletin (“SAB”) No. 107, as issued by the SEC. This method is based on the vesting period and the contractual term for each grant and is calculated by taking the average of the expiration date and the vesting period for each vesting tranche. In the future, as information regarding its exercise history becomes more available, the Company will consider changing this method of deriving the expected term. Such a change could impact the fair value of options granted in the future. Due to the lack of historical data regarding exercise history, the Company will continue to utilize the simplified method outlined in SAB No. 107, as permitted by SAB No. 110. The estimated forfeiture rates utilized by the Company are based on the Company’s historical option forfeiture rates and represent the Company’s best estimate of future forfeiture rates. The Company periodically monitors the level of actual forfeitures to determine if such estimate should be modified prospectively, as well as adjust the compensation expense previously recorded.

Prior to December 2007, the Company’s common stock was not publicly-traded and the historical transactions involving the Company’s privately-held equity were limited and infrequent in nature. As a result, the expected volatility factors utilized were determined based on a combination of historical volatility rates for certain companies with publicly-traded equity that operate in the same or related businesses as that of the Company as well as for the Company itself, which was included in the calculation beginning in 2010 since there was sufficient history since its stock became publicly traded. The volatility factors utilized represent the simple average of the historical daily volatility rates obtained for each company within the designated peer group, including the Company itself, over multiple periods of time, up to and including a period of time commensurate with the expected option term discussed above. The Company believes that the volatility rate calculations, which are based on a combination of its own historical volatility rates along with its peer group’s rates, represent reasonable estimates of the Company’s expected future volatility. Until there is adequate historical information to determine the volatility of its common stock solely based on its own common stock, the Company will continue to utilize volatility factors based on a combination of its own stock and its peer group.

The expected dividend yield was assumed to be zero as the Company has not historically paid, and does not anticipate paying, dividends with respect to its common equity. The risk-free interest rates reflect the rates in effect as of the grant dates for U.S. treasury securities with a term similar to that of the expected option term referenced above.

Non-Vested Stock Options. The following table is a summary of the status of the Company’s non-vested stock options as of December 31, 2010, and changes during the year ended December 31, 2010:

	Number of Shares Under Outstanding Options	Weighted Average Grant Date Fair Value
Non-vested options as of January 1, 2010	764,634	$3.48
Granted	23,000	$5.50
Forfeited	(52,500)	$3.21
Vested	(385,587)	$3.77
Non-vested options as of December 31, 2010	349,547	$3.34

As of December 31, 2010, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s equity incentive plans. That cost is expected to be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 1.7 years. The total fair value of options that vested during each of the years ended December 31, 2010, 2009 and 2008 was $1.5 million. Compensation expense recognized related to stock options totaled approximately $1.1 million, $1.5 million, and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted Shares. A summary of the Company’s outstanding restricted shares as of December 31, 2010 and changes during the year ended December 31, 2010 are presented below:

Number of Shares
Restricted shares outstanding as of January 1, 2010	1,114,437
Granted	894,940
Vested	(363,812)
Forfeited	(87,250)
Restricted shares outstanding as of December 31, 2010	1,558,315

During 2010, the Company granted 894,940 restricted shares to certain employees and directors. These shares, the majority of which represent shares that will vest ratably over a four-year service period, had a total grant-date fair value of $10.8 million, or a weighted-average of $12.05 per share. The total fair value of restricted shares that vested during the years ended December 31, 2010 and 2009 was $3.1 million and $3.6 million, respectively.  The total fair value of restricted shares that vested during the year ended December 31, 2008 was immaterial. Compensation expense associated with the restricted stock grants totaled approximately $4.9 million, $3.1 million, and $2.1 million during 2010, 2009, and 2008, respectively, and based upon management’s estimates of forfeitures, there was approximately $13.0 million of unrecognized compensation cost associated with these shares as of December 31, 2010, which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.7 years.

(3)  Earnings per Share

The Company reports its earnings per share under the two-class method. Potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income (loss) available to common stockholders is anti-dilutive. For the year ended December 31, 2008, the Company incurred net losses and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings per share as their impact on the net loss available to common stockholders was anti-dilutive. The anti-dilutive securities included all outstanding stock options and all shares of restricted stock. However, dilutive securities were included in the calculation of diluted earnings per share for the years ended December 31, 2010 and 2009, as the Company reported net income for these years.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, such restricted shares are considered to be participating securities and as such, the Company has allocated the undistributed earnings for the years ended December 31, 2010 and 2009 among the Company’s outstanding common shares and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	2010			2009
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$40,959			$5,277
Less: undistributed earnings allocated to unvested restricted shares	(1,562)			(180)
Net income available to common stockholders	$39,397	40,347,194	$0.98	$5,097	39,244,057	$0.13

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	1,562			180
Stock options added to the denominator under the treasury stock method		712,187			652,309
Less: Undistributed earnings reallocated to restricted shares	(1,536)			(177)
Net income available to common stockholders and assumed conversions	$39,423	41,059,381	$0.96	$5,100	39,896,366	$0.13

The computation of diluted earnings per share for the years ended December 31, 2010 and 2009 excluded 476,162 shares and 37,348 shares, respectively, of potentially dilutive common shares related to restricted stock because the effect would have been anti-dilutive.

(4)  Related Party Transactions

Subscriptions Receivable. Historically, the Company made loans to certain employees related to past exercises of employee stock options and purchases of the Company’s common stock, as applicable. In 2006, the Company repurchased 121,254 shares of the Company’s common stock held by certain of the Company’s executive officers for approximately $1.3 million in proceeds. Such proceeds were primarily utilized by the executive officers to repay the majority of their subscriptions receivable, including all accrued and unpaid interest related thereto. Such loans were required to be repaid pursuant to SEC rules and regulations prohibiting registrants from having loans with executive officers. The remaining notes were due in December 2008, but a single note remained unpaid and was extended for six additional months until it was paid off in 2009. The rate of interest on the note was at 5.0% per annum. In 2009 and 2008, approximately $34,000 and $195,000, respectively, of these loans were repaid by employees. As a result of the repayments, no loans remained outstanding, including accrued interest, as of December 31, 2009 and 2010.

The CapStreet Group. Fred R. Lummis, the former Chairman of the Company’s Board of Directors, is a senior advisor to The CapStreet Group, LLC, the ultimate general partner of CapStreet II, L.P. and CapStreet Parallel II, L.P., which did not own any of the Company’s outstanding common stock as of December 31, 2010, but was a major shareholder during the first half of 2010. From March 17, 2009 to February 1, 2010, Mr. Lummis served as the Company’s interim Chief Executive Officer, for which the Board awarded him a one-time payment of $250,000 in 2010.

Jorge Diaz, a member of the Company’s Board of Directors, is the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv, Inc. During the years ended December 31, 2010, 2009 and 2008, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment. During the years ended December 31, 2010, 2009, and 2008, amounts paid to Fiserv represented approximately 1.7%, 6.1%, and 4.5%, respectively, of the Company’s total cost of revenues and selling, general, and administrative expenses.

Bansi, an entity that owns a minority interest in the Company’s subsidiary Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico in the normal course of business, including serving as the vault cash provider, bank sponsor, as well as providing other miscellaneous services. Amounts paid to Bansi represented approximately 1.0%, 0.8%, and 0.9% of the Company’s total cost of revenues and selling, general, and administrative expenses for the years ended December 31, 2010, 2009, and 2008, respectively.

(5)  Property and Equipment, net

The following is a summary of the components of property and equipment as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)
ATM equipment and related costs	$247,621	$218,435
Office furniture, fixtures, and other	43,677	34,440
Total	291,298	252,875
Less accumulated depreciation	(134,833)	(105,527)
Net property and equipment	$156,465	$147,348

The property and equipment balances include deployments in process, as discussed in Note 1(h), Property and Equipment, net, of $4.8 million and $8.8 million as of December 31, 2010 and 2009, respectively.

(6)  Intangible Assets

Intangible Assets with Indefinite Lives. The following table depicts the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2008, 2009, and 2010, as well as the changes in the net carrying amounts for the years ended December 31, 2009 and 2010 by segment:

	Goodwill
	U.S.	U.K.	Mexico	Total
	(In thousands)
Balance as of January 1, 2009:
Gross balance	$150,461	$62,606	$720	$213,787
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$12,603	$720	$163,784

Foreign currency translation adjustments	—	1,388	(6)	1,382

Balance as of December 31, 2009:
Gross balance	$150,461	$63,994	$714	$215,169
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$13,991	$714	$165,166

Foreign currency translation adjustments	—	(601)	(7)	(608)

Balance as of December 31, 2010:
Gross balance	$150,461	$63,393	$707	$214,561
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$13,390	$707	$164,558

	Trade Name
	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2009	$200	$2,922	$3,122
Foreign currency translation adjustments	—	321	321
Balance as of December 31, 2009	$200	$3,243	$3,443
Foreign currency translation adjustments	—	(138)	(138)
Balance as of December 31, 2010	$200	$3,105	$3,305

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

Intangible Assets with Definite Lives. The following is a summary of the Company’s intangible assets that are subject to amortization as of December 31, 2010 as well as the weighted average remaining amortization period:

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and branding contracts/relationships	5.6	$158,504	$(95,136)	$63,368
Deferred financing costs	6.5	8,514	(2,485)	6,029
Exclusive license agreements	3.2	6,057	(4,025)	2,032
Non-Compete agreements	4.3	162	(97)	65
Total		$173,237	$(101,743)	$71,494

The majority of the Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from five to ten years for customer and branding contracts/relationships, three to eight years for exclusive license agreements, and five years for its non-compete agreements. Deferred financing costs are amortized through interest expense over the contractual term of the underlying borrowings utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.

Amortization of customer and branding contracts/relationships, exclusive license agreements, and non-compete agreements, including impairment charges, totaled $15.5 million, $18.9 million, and $18.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. The Company recorded approximately $0.2 million, $1.2 million, and $0.4 million in additional amortization expense during the years ended December 31, 2010, 2009, and 2008, respectively, related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with its United States reporting segment.  The $1.2 million impairment charge recorded in 2009 related to the unamortized intangible asset associated with one of the Company’s merchants, which was acquired by the Company’s United States reporting segment in 2005. The impairment resulted from the higher-than-anticipated attrition of sites in this portfolio, stemming from the merchant’s decision to divest of the majority of its domestic retail locations. Although this merchant announced its divestiture program in 2007, it was not until the fourth quarter of 2009 that the full impact of the sales and attrition was evident. As a result of the anticipated reduction in future cash flows from the portfolio, the Company concluded in the fourth quarter of 2009 that an impairment of the related contract intangible asset was warranted. It should be noted that the Company received a one-time payment from this merchant in May 2009 totaling $0.8 million relating to certain divestitures made by the merchant in prior periods. At the time, it was determined that the future cash flows under the remaining portfolio of ATMs would be sufficient to recover the carrying value of the related tangible and intangible assets. Accordingly, such amount was recorded as other income in the accompanying Consolidated Statements of Operations. As such, the net amount impacting the Company’s consolidated results in 2009 totaled $0.4 million.

Amortization of deferred financing costs and bond discounts totaled $2.0 million, $2.4 million, and $2.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Estimated amortization expense for the Company’s intangible assets with definite lives for each of the next five years, and thereafter is as follows:

	Customer and Branding Contracts / Relationships	Deferred Financing Costs	Exclusive License Agreements	Non-Compete Agreements	Total
	(In thousands)
2011	$13,476	$856	$735	$15	$15,082
2012	11,520	888	668	15	13,091
2013	10,872	924	423	15	12,234
2014	9,368	963	109	14	10,454
2015	8,221	779	97	6	9,103
Thereafter	9,911	1,619	—	—	11,530
Total	$63,368	$6,029	$2,032	$65	$71,494

(7)  Prepaid Expenses and Other Assets

The following is a summary of prepaid expenses, deferred costs, and other assets as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Prepaid Expenses, Deferred Costs, and Other Current Assets
Prepaid expenses	$7,696	$7,064
Interest rate swaps	834	—
Deferred costs and other current assets	1,692	1,786
Total	$10,222	$8,850

Prepaid Expenses, Deferred Costs, and Other Non-Current Assets
Prepaid expenses	$576	$749
Deferred costs	2,619	3,053
Interest rate swaps	109	1,445
Other	515	539
Total	$3,819	$5,786

(8)  Accrued Liabilities

The Company’s accrued liabilities include accrued merchant fees and other monies owed to merchants, interest payments, compensation, maintenance costs, and cash management fees. Other accrued expenses include professional services, sales and property taxes, marketing costs, and other miscellaneous charges. The following is a summary of the Company’s accrued liabilities as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Accrued merchant fees	$12,310	$11,470
Accrued compensation	7,038	8,470
Accrued interest expense	5,740	10,406
Accrued merchant settlement amounts	4,583	3,603
Accrued armored fees	4,322	5,234
Accrued cash rental and management fees	2,411	2,866
Accrued interest rate swap payments	2,199	1,937
Accrued purchases	2,046	152
Accrued ATM telecommunications costs	1,402	1,169
Accrued maintenance fees	949	4,214
Accrued processing costs	764	1,556
Other accrued expenses	6,779	6,506
Total	$50,543	$57,583

(9)  Long-Term Debt

The following is a summary of the Company’s long-term debt as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Revolving credit facility, including swing-line credit facility as of December 31, 2010 (weighted-average combined rate of 3.1% as of December 31, 2010)	$46,200	$—
Senior subordinated notes due September 2018	200,000	—
Senior subordinated notes due August 2013, net of unamortized discounts of $2.8 million as of December 31, 2009	—	297,242
Other	8,633	9,810
Total	254,833	307,052
Less current portion	3,076	2,122
Total excluding current portion	$251,757	$304,930

Financing Facilities

Revolving Credit Facility. The Company’s revolving credit facility, which was refinanced on July 15, 2010, provides for $175.0 million in borrowings and letters of credit (subject to the covenants contained within the facility) and has a termination date of July 2015, which was extended during the third quarter of 2010 from the initial termination date of February 2013 due to the refinancing of the Company’s senior subordinated notes (discussed below). Additionally, the credit agreement contains a feature that allows the Company to expand the facility up to $250 million, subject to the availability of additional bank commitments by existing or new syndicate participants. Borrowings under the facility bear interest at a variable rate, based upon the London Interbank Offered Rate (“LIBOR”) or Base Rate (as defined in the agreement) at the Company’s option. Additionally, the Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the revolving credit facility. Substantially all of the Company’s assets, including the stock of its wholly-owned domestic subsidiaries and 66% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s domestic subsidiaries has guaranteed the Company’s obligations under such facility. There are currently no restrictions on the ability of the Company’s wholly-owned subsidiaries to declare and pay dividends directly to us.

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

In addition to the above financial covenants, the credit agreement also contains various customary restrictive covenants, subject to certain exceptions that prohibit the Company from, among other things, incurring additional indebtedness or guarantees, creating liens or other encumbrances on property or granting negative pledges, entering into a merger or similar transaction, selling or transferring certain property, making certain restricted payments (including dividends) and entering into transactions with affiliates.

The failure to comply with the covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the agreement.  Other events of default under the agreement include, among other things, (i) the failure to timely pay principal, interest, fees or other amounts due and owing, (ii) the inaccuracy of representations or warranties in any material respect, (iii) the occurrence of certain bankruptcy or insolvency events, (iv) loss of lien perfection or priority and (v) the occurrence of a change in control.  The occurrence and continuance of an event of default could result in, among other things, termination of the lenders’ commitments and acceleration of all amounts outstanding.  The Company’s obligations under the credit agreement are guaranteed by certain of the Company’s existing and future domestic subsidiaries, subject to certain limitations.  In addition, the Company’s obligations under the agreement, subject to certain exceptions, are secured on a first-priority basis by liens on substantially all of the tangible and intangible assets of the Company and the guarantors. As of December 31, 2010, the Company was in compliance with all applicable covenants and ratios under the facility.

As of December 31, 2010, $46.2 million was outstanding under the revolving credit facility. However, the Company has posted $4.3 million in letter of credit serving to secure the overdraft facility of its United Kingdom subsidiary (further discussed below). This letter of credit, which the applicable third-party may draw upon in the event the Company defaults on the related obligations, reduces the Company’s borrowing capacity under the facility. As of December 31, 2010, the Company’s available borrowing capacity under the amended facility, as determined under the EBITDA and interest expense covenants contained in the agreement, totaled approximately $124.5 million.

Termination of Previous Credit Facility. Concurrent with entering into its new revolving credit facility on July 15, 2010, the Company terminated its previous $175.0 million revolving credit facility, under which no amounts were outstanding as of December 31, 2009 or as of the date of the termination.  No material termination fees or penalties were incurred by the Company in connection with the termination of the previously-existing credit facility, which was due to mature in May 2012.  However, the Company recorded a $0.4 million pre-tax charge during the third quarter of 2010 to write off certain deferred financing costs associated with this facility, which is included in the Write-off of deferred financing costs and bond discounts line item in the accompanying Consolidated Statements of Operations.

Redemption of $100.0 Million Senior Subordinated Notes – Series B. On July 21, 2010, the Company issued a “Notice of Redemption” for its $100.0 million 9.25% senior subordinated notes – Series B (the “Series B Notes”), which were redeemed on August 20, 2010, at a price of 102.313% of the principal amount, plus accrued but unpaid interest through August 20, 2010.  The redemption of the Series B Notes was funded with approximately $35.0 million of available cash on hand and $65.0 million of borrowings under the Company’s recently-executed revolving credit facility (discussed above).  In connection with the redemption, the Company recorded a $3.2 million pre-tax charge during the third quarter of 2010 to write off the remaining unamortized original issue discount and deferred financing costs associated with the Series B Notes and a $2.3 million pre-tax charge related to the call premium, which are included in the Write-off of deferred financing costs and bond discounts and the Redemption costs for early extinguishment of debt line items, respectively, in the accompanying Consolidated Statements of Operations.

Redemption of $200.0 Million Senior Subordinated Notes – Series A. On August 12, 2010, the Company commenced a tender offer for its $200.0 million 9.25% senior subordinated notes (the “Series A Notes”), of which approximately $97.8 million were tendered by August 25, 2010 at the tender offer price of 102.563% of the principal amount, plus accrued but unpaid interest through September 9, 2010.  The remaining $102.2 million of the Series A Notes were redeemed on September 27, 2010 pursuant to a Notice of Redemption at a price of 102.313% of the principal amount, plus accrued but unpaid interest through September 27, 2010.  The redemption of the Series A Notes was funded with proceeds from the Company’s issuance of $200.0 million 8.25% senior subordinated notes due 2018 (discussed below) and borrowings under the Company’s credit facility.  In connection with the tender offer and the redemption, the Company recorded a $3.7 million pre-tax charge during the third quarter of 2010 to write off the remaining unamortized original issue discount and deferred financing costs associated with the Series A Notes and a $4.9 million pre-tax charge related to the call premium, which are included in the Write-off of deferred financing costs and bond discounts and the Redemption costs for early extinguishment of debt line items, respectively, in the accompanying Consolidated Statements of Operations.

Issuance of $200.0 Million 8.25% Senior Subordinated Notes Due 2018. In August 2010, concurrent with the commencement of the tender offer for its Series A Notes, the Company launched a public offering of, and priced, $200.0 million 8.25% senior subordinated notes due September 2018 (the “2018 Notes”). The 2018 Notes were issued at par, and the proceeds from the offering were used to fund the redemption of the Series A Notes (discussed above).  Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by the Company’s domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the indenture. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket. As of December 31, 2010, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Facilities. In addition to the above, the Company has the following financing facilities:

•
Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. Such facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of December 31, 2010) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of December 31, 2010, there was approximately £663,000 ($1.0 million U.S.) outstanding under this overdraft facility, which had been utilized to help fund certain working capital commitments. Amounts outstanding under the overdraft facility are reflected in accounts payable in the Company’s Consolidated Balance Sheets, as these amounts are automatically repaid once cash deposits are made to the underlying bank accounts.

•
Cardtronics Mexico equipment financing agreements. Between 2006 and 2010, Cardtronics Mexico entered into 10 separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.44%, were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. As of December 31, 2010, approximately $106.9 million pesos ($8.6 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under this agreement (consistent with its ownership percentage in Cardtronics Mexico). As of December 31, 2010, the total amount of the guarantees was $54.5 million pesos ($4.4 million U.S.).

Debt Maturities

Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2010, were as follows (in thousands) for the years indicated:

2011	$3,076
2012	2,616
2013	1,539
2014	1,360
2015	46,242
Thereafter	200,000
Total	$254,833

(10)  Asset Retirement Obligations

Asset retirement obligations consist primarily of deinstallation costs of the Company’s ATMs and the costs to restore the merchant’s site to its original condition. In most cases, the Company is contractually required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of a liability for an asset retirement obligation and capitalized that cost as part of the cost basis of the related asset. The related assets are being depreciated on a straight-line basis over the estimated useful lives, and the related liabilities are being accreted to their full value over the same period of time.

The following is a summary of the changes in the Company’s asset retirement obligation liability for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Asset retirement obligation as of beginning of period	$24,003	$21,069
Additional obligations	4,824	3,073
Accretion expense	2,598	2,017
Payments	(3,262)	(2,984)
Change in estimates	(1,236)	—
Foreign currency translation adjustments	(270)	828
Asset retirement obligation as of end of period	$26,657	$24,003

The change in estimates during the year ended December 31, 2010 primarily related to decreased deinstallation cost estimates for the Company’s ATMs placed in 7-Eleven stores based on an analysis of recent cost history and projection of future costs.  See Note 16, Fair Value Measurements for additional disclosures on the Company’s asset retirement obligations in respect to its fair value measurements.

(11)  Other Liabilities

The following is a summary of the components of the Company’s other liabilities as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Current Portion of Other Long-Term Liabilities
Interest rate swaps	$22,955	$23,423
Deferred revenue	1,512	2,464
Other current liabilities	26	160
Total	$24,493	$26,047

Other Long-Term Liabilities
Interest rate swaps	$19,831	$12,656
Deferred revenue	1,591	2,393
Other long-term liabilities	1,963	3,450
Total	$23,385	$18,499

The increase in the non-current portion of other long-term liabilities was attributable to the Company’s interest rate swaps, the liabilities for which increased as a result of additional swap agreements entered into during 2010.  Also contributing to the increase was a significant flattening of the forward interest rate curves, which were utilized to value the interest rate swap contracts and resulted in an increase in the Company’s estimated future liabilities under such contracts.

(12)  Capital Stock

Common and Preferred Stock. The Company is authorized to issue 125,000,000 shares of common stock, of which 42,833,342 and 40,900,532 shares were outstanding as of December 31, 2010 and 2009, respectively. Additionally, the Company is authorized to issue 10,000,000 shares of preferred stock, of which no shares were outstanding as of December 31, 2010 and 2009.

(13)  Employee Benefits

The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the United States. During 2010, the Company matched 25% of employee contributions up to 6.0% of the employee’s salary (for a maximum matching contribution of 1.5% of the employee’s salary by the Company). Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20% per year. The Company also sponsors a similar plan for its employees in the United Kingdom. The Company contributed $0.3 million to the defined contribution benefit plans for each of the years ended December 31, 2010, 2009, and 2008.

(14)  Commitments and Contingencies

Legal Matters

On August 16, 2010, a lawsuit was filed in the United States District Court for the District of Delaware entitled Automated Transactions LLC v. IYG Holding Co., et al.10 Civ 0691 (D. Del.) (the “2010 Lawsuit”). The 2010 Lawsuit names the Company’s wholly-owned subsidiary, Cardtronics USA, Inc., as one of the defendants. The 2010 Lawsuit alleges that the Company’s subsidiary and the other defendants have infringed on seven of the plaintiff’s, Automated Transactions LLC’s, patents by providing retail transactions to consumers through their ATMs. The plaintiff is seeking a permanent injunction, damages, treble damages and costs, including attorney’s fees and expenses. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in a suit filed in 2006 against 7-Eleven, Inc. (the “2006 Lawsuit”) concerning six of the same seven patents. The 7-Eleven ATM Transaction in 2007 included certain ATMs which are the subject of the 2006 Lawsuit; the ATM supplier in that case agreed to indemnify 7-Eleven, Inc. against the plaintiff’s claims.

The Company believes that it has meritorious defenses to the plaintiff’s claims in both cases and further believes that it is entitled to indemnification from its suppliers under statutory law. Upon agreement of all parties involved in this matter, the Court has agreed to stay the 2010 Lawsuit until resolution of the major issues involved in the 2006 Lawsuit, which all parties believe will affect the outcome of the 2010 Lawsuit.

The Company and co-defendants in the 2006 Lawsuit have moved for summary judgment and also have more recently moved to stay the 2006 Lawsuit pending an appeal by the plaintiff of a final decision of the U.S. Patent and Trademark Office (“USPTO Decision”) which affirmed the rejection of all of the plaintiff’s patent claims in re-examination of the earliest of the plaintiff’s six patents in the 2006 Lawsuit.  The motion to stay asserts that if the USPTO Decision is affirmed, it will invalidate the claims asserted in that patent and would also likely invalidate the claims in the remaining patents in the 2006 Lawsuit, which are substantially similar.  Alternatively, an affirmation of the USPTO Decision will substantially narrow the remaining issues. Such findings of invalidity would also be likely to favorably reduce or eliminate the claims asserted against the Company in the 2010 Lawsuit, which is currently stayed. The 2006 Lawsuit is scheduled for trial at the end of March 2011, if the requested stay is not granted.

While the Company intends to defend, or have its suppliers defend, the 2010 Lawsuit vigorously, it cannot currently predict the outcome of this lawsuit, nor can it predict the amount of time and expense that will be required to resolve the lawsuit. An unfavorable resolution of this litigation could adversely impact the Company’s financial condition or results of operation.

EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of the Company’s operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Fund Transfer Act, commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services, including, among other services, ATM transactions. Generally, Regulation E requires ATM network operators to provide not only a surcharge notice on the ATM screens, but also on the ATM machine themselves; establishes limits on the consumer’s liability for unauthorized use of his card; requires us to provide receipts to the consumer and establishes protest procedures for the consumer. During the last year, the number of putative class action lawsuits filed nationwide in connection with Regulation E disclosures against various financial institutions and ATM operators alike appears to have increased dramatically.  As of today, the following lawsuits have been filed against the Company alleging one or more violations of Regulation E of a small number of specific Company’s ATMs in three states:

•	Sheryl Johnson, individually and on behalf of all others similarly situated v. Cardtronics USA, Inc.; In the United States District Court of Tennessee-Western District; instituted September 2010;
•	Sheryl Johnson, individually and on behalf of all others similarly situated v. Cardtronics USA, Inc.; In the United States District Court of Mississippi-Northern District; instituted September 2010;
•
Joshua Sandoval; individually and on behalf of all others similarly situated v. Cardtronics USA, Inc., Cardtronics, Inc., and Does 1-10, inclusive; In the United States District Court of California-Southern District; instituted February 2011; and

•
Gini Christensen, individually and on behalf of all other similarly situated v. Cardtronics USA, Inc., Cardtronics, Inc., and Does 1-10, inclusive; In the United States District Court of California-Southern District; instituted February 2011.

In each of the above cases, the plaintiffs are seeking an order certifying a class-action of previous users of each of the ATMs at issue, statutory damages pursuant to 15 USC 1693m, costs of suit and attorney’s fees, and a permanent injunction. The Company believes that it is in material compliance with the requirements of Regulation E and thus has good defenses to each of these lawsuits. Further, Regulation E provides two “safe-harbor” defenses: (i) that the disclosure notice was on the ATM, but was removed by someone other than the operator; and (ii) that the ATM operator has a system in place to ensure that it places both notices on the ATM.  The Company believes these defenses will prevent any of these cases from having a material adverse impact on its business, and that none of these lawsuits individually, or in the aggregate, would materially adversely affect the Company’s financial condition or results or operations. However, if the Company’s defenses were not successful, these and other similarly filed lawsuits could have such a material adverse affect.

In addition to the above item, the Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company’s management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse impact on the Company’s financial condition or results of operations. Additionally, the Company currently expenses all legal costs as they are incurred.

Regulatory Matters

Financial Regulatory Reform in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (i) call for the establishment of a new Bureau of Consumer Financial Protection, (ii) limit the activities that banking entities may engage in, and (iii) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act have yet to be finalized and are currently required to be finalized on or before July 31, 2011.  Based on the interpretation of the current language contained within the Act, it appears that the regulation of interchange fees for electronic debit transactions will not apply to ATM cash withdrawal transactions. Accordingly, at this point, we do not believe that the regulations that are likely to arise from the Dodd-Frank Act will have a material impact on our operations. However, if ATM cash withdrawal transactions were to fall under the proposed regulatory framework, and the related interchange fees were reduced from their current levels, such change would likely have a negative impact on the Company’s future revenues and operating profits.  Conversely, additional proposed regulations contained within the Act are aimed at providing merchants with additional flexibility in terms of allowing certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  Such a change may result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact the Company’s future revenues and operating profits (through increased transaction levels at the Company’s ATMs).

Change in Mexico Fee Structure.  In May 2010, as supplemented in October 2010, rules promulgated by the Central Bank of Mexico became effective that require ATM operators to choose between receiving an interchange fee from the consumer’s card-issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs.

The Company’s majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee rather than selecting the interchange fee-only option, and subsequently increased the amount of its surcharge fees to compensate for the loss of interchange fees that it previously earned on such ATM transactions.  Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.  As a result of the above developments, the Company has reduced its ATM deployments in Mexico and is working on strategies to mitigate the negative effects of these events.  If the Company is unsuccessful in such efforts, the Company’s overall profitability in that market will decline.  If such declines are significant, the Company may be required to record an impairment charge in future periods to write down the carrying value of certain existing tangible and intangible assets associated with that operation.

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

Additionally, on May 27, 2010, MVMC, under the control of the Receiver, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  Accordingly, at this point, it is uncertain what amount, if any, may ultimately be made available to the Company from the vault cash seized by law enforcement authorities, other assets that may be forfeited to the United States government, other assets controlled by the Receiver or in the MVMC bankruptcy estate, or from other potential sources of recovery, including proceeds from any insurance policies held by MVMC or its owner.  Regardless, the Company currently believes that its existing insurance policies will cover any residual cash losses resulting from this incident, less related deductible payments.  Because the Company cannot reasonably estimate the amount of residual cash losses that may ultimately result from this incident at this point in time, no contingent loss has been reflected in the accompanying Consolidated Statements of Operations.  If new information comes to light and the recovery of any resulting cash losses is no longer deemed to be probable, the Company may be required to recognize such losses without a corresponding insurance receivable.

Capital and Operating Lease Obligations

Capital Lease Obligations. In 2007, the Company assumed responsibility for certain capital lease contracts in the 7-Eleven ATM Transaction, the majority of which expired in 2009. During 2010, the Company fulfilled its payment obligations related to the capital leases and the ownership of the ATMs transferred to the Company. As of December 31, 2010, the Company did not have any capital leases outstanding.

Operating Lease Obligations. In addition to the capital leases assumed in conjunction the 7-Eleven ATM Transaction, the Company also assumed certain operating leases in connection with the acquisition. In conjunction with its purchase price allocation related to the 7-Eleven ATM Transaction, the Company recorded approximately $8.7 million of other liabilities (current and long-term) to value certain unfavorable equipment operating leases assumed as part of the acquisition. These liabilities were amortized over the remaining terms of the underlying leases, the majority of which expired in 2009, and served to reduce ATM operating lease expense amounts to the fair value of these services as of the date of the acquisition. During the year ended December 31, 2010, the remainder of the operating leases also expired and consequently, $0.4 million in letter of credit that was previously posted that related to these operating and capital leases was released upon the expiration of the leases.

The Company was a party to several operating leases as of December 31, 2010, primarily for office space and the rental of space at certain merchant locations. Such leases expire at various times during the next eight years.

Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2010 were as follows for each of the five years indicated and in the aggregate thereafter (in thousands):

2011	$5,293
2012	5,075
2013	4,755
2014	3,134
2015	2,406
Thereafter	6,818
Total minimum lease payments	$27,481

Total rental expense under the Company’s operating leases, net of sublease income, was approximately $5.7 million, $6.4 million, and $7.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Rental expense in 2009 and 2008 are presented net of $3.4 million and $3.7 million, respectively, of expense reductions related to the liabilities recorded to value the unfavorable operating leases.

Other Commitments

Asset retirement obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. The Company is generally legally required to perform this deinstallation and restoration work. The Company had $26.7 million accrued for such liabilities as of December 31, 2010. For additional information on the Company’s asset retirement obligations, see Note 10, Asset Retirement Obligations.

Purchase commitments. As of December 31, 2010, the Company had entered into an agreement to purchase $14.7 million of ATM equipment for the United States from one of its primary ATM suppliers and $0.5 million of armored courier vans for the United Kingdom, both during 2011. The Company had no other material purchase commitments as of year-end.

(15)  Derivative Financial Instruments

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

The notional amounts, weighted-average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts United States	Notional Amounts United Kingdom	Notional Amounts Consolidated(1)	Weighted Average Fixed Rate	Term
(In thousands)
$625,000	£75,000	$741,428	3.43%	January 1, 2011 – December 31, 2011
$750,000	£50,000	$827,618	3.45%	January 1, 2012 – December 31, 2012
$750,000	£25,000	$788,809	3.35%	January 1, 2013 – December 31, 2013
$750,000	£—	$750,000	3.29%	January 1, 2014 – December 31, 2014
$550,000	£—	$550,000	3.27%	January 1, 2015 – December 31, 2015
$350,000	£—	$350,000	3.28%	January 1, 2016 – December 31, 2016
____________
(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.55 to £1.00, which was the exchange rate in effect as of December 31, 2010.

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

During the third quarter of 2010, the Company determined that it was more likely than not that it would be able to realize the benefits associated with its net deferred tax asset positions in the future.  Consequently, during the year ended December 31, 2010, the Company released its full valuation allowances related to its United States segment, of which $12.6 million related to the deferred tax benefits on the unrealized loss amounts associated with its interest rate swaps in the United States. Although the valuation allowances associated with the Company’s interest rate swap contracts were initially established by a charge against other comprehensive income, in accordance with U.S. GAAP, the release of the beginning of the year valuation allowance amount has been reflected as an income tax benefit within the accompanying Consolidated Statements of Operations.  As a result, the Company now records the unrealized loss amounts related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity (deficit) in the accompanying Consolidated Balance Sheets.

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

The interest rate swap contracts entered into with respect to the Company’s vault cash rental obligations effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s monthly floating rate vault cash rental obligations to a fixed rate.  Such contracts are in place through December 31, 2016 for the Company’s United States vault cash rental obligations, and December 31, 2013 for the Company’s United Kingdom vault cash rental obligations.  By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company’s monthly vault cash rental expense amounts has been reduced.  The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company’s counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company’s outstanding vault cash obligations that have been hedged.  In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.  At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps.   Additionally, none of the Company’s existing interest rate swap contracts contain credit-risk-related contingent features.

The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges.  Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the United Kingdom.  During the fourth quarter of 2009, the Company’s vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.  As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.  In December 2009, the Company entered into a series of additional trades, the effects of which were to offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.  Since the underlying swaps were not deemed to be effective hedges of the Company’s underlying vault cash rental costs, the Company was required to record an unrealized gain and a corresponding realized loss of $1.0 million and $1.1 million, respectively, for the year ended December 31, 2010 and a $1.4 million unrealized loss for the year ended December 31, 2009 related to these swaps, which have been reflected in the Other (income) expense line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures

The following tables depict the effects of the use of the Company’s derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations:

Balance Sheet Data

	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	$—	Prepaid expenses, deferred costs, and other assets	$1,445

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$834	Prepaid expenses, deferred costs, and other current assets	$—
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	109	Prepaid expenses, deferred costs, and other assets	—
Total		$943		$—

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$21,083	Current portion of other long-term liabilities	$22,286
Interest rate swap contracts	Other long-term liabilities	19,202	Other long-term liabilities	11,139
Total		$40,285		$33,425

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$1,872	Current portion of other long-term liabilities	$1,137
Interest rate swap contracts	Other long-term liabilities	629	Other long-term liabilities	1,517
Total		$2,501		$2,654

Total Derivatives:		$41,843		$34,634

The Asset Derivative Instruments reflected in the table above related to the portion of certain derivative instruments that were in an overall liability position.

Statements of Operations Data

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2010	2009		2010	2009
	(In thousands)			(In thousands)
Interest rate swap contracts	$(31,913)	$(23,584)	Cost of ATM operating revenues	$(25,053)	$(22,538)

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2010	2009
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$(1,574)	$—
Interest rate swap contracts	Other (income) expense	(126)	(1,437)
		$(1,700)	$(1,437)

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

As of December 31, 2010, the Company expects to reclassify $21.0 million of net derivative-related losses contained within accumulated OCI to earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 16, Fair Value Measurements for additional disclosures on the Company’s interest rate swap contracts in respect to its fair value measurements.

(16) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Assets associated with interest rate swaps	$943	$—	$943	$—

Liabilities:
Liabilities associated with interest rate swaps	$42,786	$—	$42,786	$—

Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  The liabilities added during the years ended December 31, 2010, 2009 and 2008 were $4.8 million, $3.1 million and $3.9 million, respectively.

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

Interest rate swaps. The fair value of the Company’s interest rate swaps was a net liability of $41.8 million as of December 31, 2010. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.

Long-term debt.  The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility, if and when there is an amount outstanding, approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates.  As of December 31, 2010, the fair value of the Company’s $200.0 million senior subordinated notes (see Note 9, Long-Term Debt) totaled $209.0 million, based on the quoted market price for such notes as of that date.

Fair Value Option. In February 2007, the FASB issued a statement that provided companies the option to measure certain financial instruments and other items at fair value. The Company elected not to adopt the fair value option provisions of this statement.

(17)  Income Taxes

Income tax (benefit) expense based on the Company’s income (loss) before income taxes consists of the following for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(In thousands)
Current:
U.S. federal	$15	$265	$—
State and local	1,583	251	284
Total current	$1,598	$516	$284
Deferred:
U.S. federal	$(18,720)	$3,889	$3,350
State and local	(17)	(160)	66
Foreign	—	—	(2,711)
Total deferred	(18,737)	3,729	705
Total	$(17,139)	$4,245	$989

Income tax (benefit) expense differs from amounts computed by applying the U.S. federal statutory tax rate to income (loss) before taxes as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(In thousands)
Income tax expense (benefit) at the statutory rate of 35.0% for 2010 and 34.0% for 2009 and 2008	$8,337	$3,237	$(23,931)
Provision to return and deferred tax adjustments	(3,548)	—	—
Change in federal and state effective tax rates	(225)	—	—
State tax, net of federal benefit	1,565	938	408
Permanent adjustments	(83)	180	15,651
Uncertain tax position - non-deductible interest of foreign subsidiary	—	688	1,817
Impact of foreign rate differential	454	160	1,023
Other	(15)	36	52
Subtotal	6,485	5,239	(4,980)
Change in valuation allowance	(23,624)	(994)	5,969
Total tax (benefit) expense	$(17,139)	$4,245	$989

Of the $15.7 million in permanent adjustments for 2008, as shown in the table above, $17.0 million is associated with the $50.0 million goodwill impairment charge related to the Company’s investment in its United Kingdom operations. The primary component of the 2010 provision to return and deferred tax adjustments of $3.5 million in the table above is offset in the change in valuation allowance. For 2010, the Company also recorded an income tax benefit of $1.4 million in Other Comprehensive Income for the deferred taxes related to unrealized losses on interest rate swaps.

The net current and non-current deferred tax assets and liabilities (by tax jurisdiction) as of December 31, 2010 and 2009 were as follows:

	United States		United Kingdom		Mexico		Consolidated
	2010	2009	2010	2009	2010	2009	2010	2009
	(In thousands)
Current deferred tax asset	$15,013	$1,873	$110	$119	$78	$2	$15,201	$1,994
Valuation allowance	—	(1,719)	(72)	(88)	(11)	(1)	(83)	(1,808)
Current deferred tax liability	(63)	(3,229)	(753)	—	—	(78)	(816)	(3,307)
Net current deferred tax asset (liability)	14,950	(3,075)	(715)	31	67	(77)	14,302	(3,121)
Non-current deferred tax asset	11,461	27,794	10,421	3,730	2,107	1,466	23,989	32,990
Valuation allowance	—	(25,511)	(6,801)	(2,770)	(291)	(515)	(7,092)	(28,796)
Non-current deferred tax liability	(21,662)	(14,579)	(2,905)	(991)	(1,883)	(874)	(26,450)	(16,444)
Net non-current deferred tax (liability) asset	(10,201)	(12,296)	715	(31)	(67)	77	(9,553)	(12,250)
Net deferred tax asset (liability)	$4,749	$(15,371)	$—	$—	$—	$—	$4,749	$(15,371)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, were as follows:

	2010	2009
Current deferred tax assets:	(In thousands)
Reserve for receivables	$195	$219
Accrued liabilities and inventory reserves	3,018	1,076
Net operating loss carryforward	4,493	—
Unrealized losses on interest rate swap contracts	7,371	—
Other	124	699
Subtotal	15,201	1,994
Valuation allowance	(83)	(1,808)
Current deferred tax assets	15,118	186
Non-current deferred tax assets:
Net operating loss carryforward	2,353	11,608
Unrealized loss on interest rate swap contracts	6,879	12,622
Share-based compensation	2,671	3,272
Asset retirement obligations	1,032	192
Tangible and intangible assets	8,732	3,730
Deferred revenue	1,189	1,225
Other	1,133	341
Subtotal	23,989	32,990
Valuation allowance	(7,092)	(28,796)
Non-current deferred tax assets	16,897	4,194
Current deferred tax liabilities:
Other	(816)	(3,307)
Current deferred tax liabilities	(816)	(3,307)
Non-current deferred tax liabilities:
Tangible and intangible assets	(18,306)	(9,054)
Deployment costs	(6,562)	(6,109)
Asset retirement obligations	(1,047)	(991)
Other	(535)	(290)
Non-current deferred tax liabilities	(26,450)	(16,444)
Net deferred tax asset (liability)	$4,749	$(15,371)

During the year ended December 31, 2010, the Company released its full domestic valuation allowance after extensive evaluation.  Based on a positive pre-tax book income trend that began in 2009, continued throughout 2010 and is expected to continue in future periods, along with beneficial refinancing activities during the third quarter of 2010, management concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets and expects the Company’s net operating loss carryforwards to be fully utilized in the next 12 to 24 months, which is well before their expiration dates.

The deferred taxes associated with the Company’s unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

As of December 31, 2010, the Company had approximately $12.8 million in United States federal net operating loss carryforwards that will begin expiring in 2026.  The United States federal net operating loss amount excludes approximately $16.1 million in gross potential future tax benefits associated with excess tax deductions above previously recognized book expense for employee stock option exercises and restricted stock vesting that occurred from 2006 through 2010.  Because the Company is currently in a net operating loss carryforward position, such benefits have not been reflected in the Company’s consolidated financial statements, as required by ASC 718, Compensation – Stock Compensation.  Finally, the Company had approximately $0.3 million in alternative minimum tax credits in the United States as of December 31, 2010.

As of December 31, 2010, the Company had approximately $3.7 million in net operating loss carryforwards in the United Kingdom not subject to expiration and $4.5 million in net operating loss carryforwards in Mexico that will begin expiring in 2016.  However, as noted above, the deferred tax benefits associated with such carryforwards, to the extent they are not offset by deferred tax liabilities, have been fully reserved for through a valuation allowance.

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

As of December 31, 2010, the Company had an unrecognized tax benefit due to the potential disallowance of interest in a foreign subsidiary of $1.8 million. This amount, if recognized, would not have an impact to income tax (benefit) expense. It is expected that the amount of unrecognized tax benefits will decrease in the next 12 months.

The Company files United States, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is not subject to tax examination by tax authorities for years before 2002.

In September 2010, President Obama signed into law the “Small Business Jobs Act.” That legislation includes an extension of the bonus depreciation provision to 2010, retroactive to the beginning of the year. This provision will allow the Company to accelerate its depreciation deductions on qualifying property for federal income tax purposes. In December 2010, President Obama signed into law the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.”  The legislation permits businesses to expense 100 percent of qualifying capital investments for 2010 and 2011. The Company’s 2010 income tax provision reflects the impact of accelerating federal income tax depreciation deductions for qualifying property.

In its budget submission to Congress in February 2010, the Obama administration proposed changes to the manner in which the U.S. would tax the international income of U.S. based companies. Some provisions changing taxation of international income were enacted in August 2010, which did not have a material effect on results of operations. While it is uncertain how the U.S. Congress may address U.S. tax policy matters in the future, reform of U.S. taxation, including taxation of international income, continues to be a topic of discussion for Congress. A significant change to the U.S. tax system, including changes to the taxation of international income, could have a material adverse effect on the Company’s consolidated results of operations.

(18)  Concentration Risk

Significant Supplier.  For the years ended December 31, 2010 and 2009, the Company’s domestic and United Kingdom operations purchased equipment from one supplier that accounted for 62.4% and 60.8%, respectively, of the Company’s total ATM purchases for the years. As of December 31, 2010 and 2009, accounts payable to this supplier for ATM purchases represented approximately 2.6% and 3.0%, respectively, of the Company’s consolidated accounts payable balances.  In Mexico, the Company purchased equipment from one supplier that accounted for 7.9% and 16.4% for the years ended December 31, 2010 and 2009, respectively, of the Company’s total ATM purchases for the years. The accounts payable to this supplier was immaterial as of December 31, 2010 and 2009.

Significant Vendors.  The Company obtains the cash to fill a substantial portion of its domestic Company-owned, and, in some cases, merchant-owned, ATMs from Bank of America and Wells Fargo.  As of December 31, 2010, the Company had $1.1 billion in cash in its domestic ATMs, of which 56.5% was provided by Bank of America and 42.1% was provided by Wells Fargo.  The Company’s existing vault cash rental agreements expire at various times from March 2012 to December 2013.  However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond the Company’s control, including certain bankruptcy events of the Company or its subsidiaries, or a breach of the terms of the Company’s cash provider agreements.  Other key terms of the agreements include the requirement that the cash providers provide written notice of their intent not to renew.  Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date.  If such notice is not received, then the contracts will typically automatically renew for an additional one-year period.  Additionally, the Company’s contract with one of its vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 90 days prior written notice.  However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.

In addition to the above, the Company had concentration risks in significant vendors for the provision of on-site maintenance services and armored courier services in the United States for the years ended December 31, 2010 and 2009.

Significant Customers.  For the years ended December 31, 2010 and 2009, the Company derived 52.7% and 49.0%, respectively, of its total revenues from ATMs placed at the locations of its five largest merchants. For the years ended December 31, 2010 and 2009, the Company’s top five merchants (based on its total revenues) were 7-Eleven, CVS, Walgreens, Target, and Hess. 7-Eleven, which represents the single largest merchant customer in Cardtronics’ portfolio, comprised 34.0% and 30.9% of the Company’s total revenues for the years ended December 31, 2010 and 2009, respectively. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with 7-Eleven and these other merchants.

(19)  Segment Information

As of December 31, 2010, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments.  The Company’s operations in Puerto Rico and the U.S. Virgin Islands are included in its United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

Management uses EBITDA to assess the operating results and effectiveness of its segments.  Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. During the year ended December 31, 2010, as a result of certain financing activities, the Company recorded a $7.3 million charge to write off certain unamortized deferred financing costs and bond discounts and a $7.2 million charge associated with the early extinguishment of debt, which the Company has also excluded from EBITDA.  These charges have been excluded from EBITDA as the Company views these charges as non-recurring events that were specifically related to its decision to improve its capital structure and financial flexibility, and are not related to the Company’s ongoing operations.  Furthermore, management feels the inclusion of such charges in EBITDA would not contribute to management’s understanding of the operating results and effectiveness of its business. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP.  In evaluating the Company’s performance as measured by EBITDA, management recognizes and considers the limitations of this measurement.  EBITDA does not reflect the Company’s obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA is only one of the measurements that management utilizes.  Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with U.S. GAAP.

Below is a reconciliation of EBITDA to net income attributable to controlling interests for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(In thousands)
EBITDA	$125,162	$100,386	$70,527
Less:
Interest expense, net, including amortization of deferred financing costs and bond discounts	28,658	32,528	33,197
Write-off of deferred financing costs and bond discounts	7,296	—	—
Redemption costs for early extinguishment of debt	7,193	—	—
Goodwill impairment charge	—	—	50,003
Income tax (benefit) expense	(17,139)	4,245	989
Depreciation and accretion expense	42,724	39,420	39,164
Amortization expense	15,471	18,916	18,549
Net income (loss) attributable to controlling interests	$40,959	$5,277	$(71,375)

The following tables reflect certain financial information for each of the Company’s reporting segments. All intercompany transactions between the Company’s reporting segments have been eliminated:

	For The Year Ended December 31, 2010
	United States	United Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$423,109	$82,583	$26,386	$—	$532,078
Intersegment revenues	3,071	—	—	(3,071)	—
Cost of revenues	280,973	62,386	20,104	(3,071)	360,392
Selling, general, and administrative expenses	37,598	5,106	1,877	—	44,581
Loss on disposal of assets	1,135	1,305	207	—	2,647

EBITDA	109,297	11,843	4,196	(174)	125,162

Depreciation and accretion expense	27,342	12,541	2,862	(21)	42,724
Amortization expense	13,517	1,931	23	—	15,471
Interest expense, net	23,598	4,105	955	—	28,658
Write-off of deferred financing costs and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Income tax benefit	(17,139)	—	—	—	(17,139)

Capital expenditures, excluding acquisitions (1)	34,749	13,059	3,386	—	51,194

	For The Year Ended December 31, 2009
	United States	United Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$401,934	$73,096	$18,323	$—	$493,353
Intersegment revenues	2,142	—	—	(2,142)	—
Cost of revenues	281,724	51,419	13,473	(2,142)	344,474
Selling, general, and administrative expenses	35,434	4,865	1,228	—	41,527
Loss on disposal of assets	2,809	3,106	101	—	6,016

EBITDA	85,105	12,271	3,504	(494)	100,386

Depreciation and accretion expense	26,845	10,799	1,797	(21)	39,420
Amortization expense	17,127	1,749	40	—	18,916
Interest expense, net	26,893	4,976	659	—	32,528
Income tax expense	4,245	—	—	—	4,245

Capital expenditures, excluding acquisitions (1)	16,245	6,714	5,571	—	28,530

	For The Year Ended December 31, 2008
	United States	United Kingdom	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$404,716	$74,155	$14,143	$—	$493,014
Intersegment revenues	1,199	—	—	(1,199)	—
Cost of revenues	303,350	64,566	11,823	(1,198)	378,541
Selling, general, and administrative expenses	33,316	4,677	1,075	—	39,068
Loss on disposal of assets	2,707	3,100	—	—	5,807

EBITDA	67,525	1,426	762	814	70,527

Depreciation and accretion expense	26,238	11,337	1,627	(38)	39,164
Amortization expense	16,174	2,326	49	—	18,549
Goodwill impairment charge	—	50,003	—	—	50,003
Interest expense, net	26,760	5,673	764	—	33,197
Income tax expense (benefit)	3,700	(2,711)	—	—	989

Capital expenditures, excluding acquisitions (1)	29,258	26,401	4,474	—	60,133
____________

(1)
Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and capital expenditures financed by direct debt. Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	December 31, 2010	December 31, 2009
	(In thousands)
United States	$469,045	$450,410
United Kingdom	70,750	76,109
Mexico	17,674	17,235
Eliminations	(102,154)	(83,350)
Total	$455,315	$460,404

(20)  Supplemental Guarantor Financial Information

The Company’s $200.0 million senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the years ended December 31, 2010, 2009, and 2008, and the condensed consolidating balance sheets as of December 31, 2010 and 2009 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$426,180	$108,969	$(3,071)	$532,078
Operating costs and expenses	6,329	354,236	108,342	(3,092)	465,815
Operating (loss) income	(6,329)	71,944	627	21	66,263
Interest expense, net, including amortization of deferred financing costs and bond discounts	5,473	18,125	5,060	—	28,658
Write-off of deferred financing costs and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Equity in earnings of subsidiaries	(30,014)	—	—	30,014	—
Other (income) expense, net	(20,921)	18,098	1,945	—	(878)
Income (loss) before income taxes	24,644	35,721	(6,378)	(29,993)	23,994
Income tax benefit	(16,468)	(671)	—	—	(17,139)
Net income (loss)	41,112	36,392	(6,378)	(29,993)	41,133
Net income attributable to noncontrolling interests	—	—	—	174	174
Net income (loss) attributable to controlling interests and available to common stockholders	$41,112	$36,392	$(6,378)	$(30,167)	$40,959

	Year Ended December 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$404,076	$91,419	$(2,142)	$493,353
Operating costs and expenses	4,967	358,972	88,577	(2,163)	450,353
Operating (loss) income	(4,967)	45,104	2,842	21	43,000
Interest expense, net, including amortization and write-off of deferred financing costs and bond discounts	3,868	23,025	5,635	—	32,528
Equity in earnings of subsidiaries	(18,646)	—	—	18,646	—
Other (income) expense, net	(93)	(905)	1,454	—	456
Income (loss) before income taxes	9,904	22,984	(4,247)	(18,625)	10,016
Income tax expense	4,154	91	—	—	4,245
Net income (loss)	5,750	22,893	(4,247)	(18,625)	5,771
Net income attributable to noncontrolling interests	—	—	—	494	494
Net income (loss) attributable to controlling interests and available to common stockholders	$5,750	$22,893	$(4,247)	$(19,119)	$5,277

	Year Ended December 31, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$405,915	$88,298	$(1,199)	$493,014
Operating costs and expenses	3,587	378,198	150,583	(1,236)	531,132
Operating (loss) income	(3,587)	27,717	(62,285)	37	(38,118)
Interest expense, net, including amortization and write-off of deferred financing costs and bond discounts	635	26,125	6,437	—	33,197
Equity in losses of subsidiaries	65,233	—	—	(65,233)	—
Other (income) expense, net	(371)	(405)	869	—	93
(Loss) income before income taxes	(69,084)	1,997	(69,591)	65,270	(71,408)
Income tax expense (benefit)	3,350	350	(2,711)	—	989
Net (loss) income	(72,434)	1,647	(66,880)	65,270	(72,397)
Net loss attributable to noncontrolling interests	—	—	—	(1,022)	(1,022)
Net (loss) income attributable to controlling interests and available to common stockholders	$(72,434)	$1,647	$(66,880)	$66,292	$(71,375)

Condensed Consolidating Balance Sheets

	As of December 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$81	$2,219	$889	$—	$3,189
Accounts and notes receivable, net	31,898	16,465	4,074	(32,167)	20,270
Current portion of deferred tax asset, net	13,794	1,156	67	—	15,017
Other current assets	483	8,343	7,663	(6)	16,483
Total current assets	46,256	28,183	12,693	(32,173)	54,959
Property and equipment, net	—	94,972	61,626	(133)	156,465
Intangible assets, net	5,849	61,970	6,980	—	74,799
Goodwill	—	150,461	14,097	—	164,558
Investments in and advances to subsidiaries	(7,221)	—	—	7,221	—
Intercompany receivable (payable)	265,223	(2,180)	(8,486)	(254,557)	—
Deferred tax asset, net	—	—	715	—	715
Prepaid expenses, deferred costs, and other assets	—	3,020	799	—	3,819
Total assets	$310,107	$336,426	$88,424	$(279,642)	$455,315
Liabilities and Stockholders’ Equity (Deficit):
Current portion of long-term debt and notes payable	$—	$—	$3,076	$—	$3,076
Current portion of other long-term liabilities	—	20,944	3,549	—	24,493
Accounts payable and accrued liabilities	10,266	70,273	22,338	(32,167)	70,710
Current portion of deferred tax liability, net	—	—	715	—	715
Total current liabilities	10,266	91,217	29,678	(32,167)	98,994
Long-term debt	246,200	—	5,557	—	251,757
Intercompany payable	—	149,935	104,271	(254,206)	—
Deferred tax liability, net	9,387	814	67	—	10,268
Asset retirement obligations	—	15,485	11,172	—	26,657
Other long-term liabilities	—	21,630	1,755	—	23,385
Total liabilities	265,853	279,081	152,500	(286,373)	411,061
Stockholders’ equity (deficit)	44,254	57,345	(64,076)	6,731	44,254
Total liabilities and stockholders’ equity (deficit)	$310,107	$336,426	$88,424	$(279,642)	$455,315

Condensed Consolidating Balance Sheets – continued

	As of December 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$40	$8,400	$2,009	$—	$10,449
Accounts and notes receivable, net	38,261	23,846	3,980	(38,387)	27,700
Other current assets	80	8,218	6,627	(6)	14,919
Total current assets	38,381	40,464	12,616	(38,393)	53,068
Property and equipment, net	—	86,975	60,527	(154)	147,348
Intangible assets, net	6,467	73,390	9,179	—	89,036
Goodwill	—	150,461	14,705	—	165,166
Investments in and advances to subsidiaries	(30,887)	—	—	30,887	—
Intercompany receivable (payable)	306,786	11,681	(6,015)	(312,452)	—
Prepaid expenses, deferred costs, and other assets	—	3,454	2,332	—	5,786
Total assets	$320,747	$366,425	$93,344	$(320,112)	$460,404
Liabilities and Stockholders’ Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,122	$—	$2,122
Current portion of capital lease obligations	—	235	—	—	235
Current portion of other long-term liabilities	—	23,217	2,830	—	26,047
Accounts payable and accrued liabilities	10,750	77,829	20,295	(38,387)	70,487
Current portion of deferred tax liability, net	3,075	—	46	—	3,121
Total current liabilities	13,825	101,281	25,293	(38,387)	102,012
Long-term debt, net of related discounts	297,242	—	7,688	—	304,930
Intercompany payable	—	205,215	106,889	(312,104)	—
Deferred tax liability, net	10,970	1,326	(46)	—	12,250
Asset retirement obligations	—	14,405	9,598	—	24,003
Other long-term liabilities	—	16,931	1,568	—	18,499
Total liabilities	322,037	339,158	150,990	(350,491)	461,694
Stockholders’ (deficit) equity	(1,290)	27,267	(57,646)	30,379	(1,290)
Total liabilities and stockholders’ (deficit) equity	$320,747	$366,425	$93,344	$(320,112)	$460,404

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$5,459	$84,083	$15,626	$—	$105,168
Additions to property and equipment	—	(32,373)	(15,696)	—	(48,069)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(2,376)	(207)	—	(2,583)
Net cash used in investing activities	—	(34,749)	(15,903)	—	(50,652)
Proceeds from issuance of long-term debt	382,400	29,220	—	(29,220)	382,400
Repayments of long-term debt and capital leases	(443,393)	(84,735)	(2,212)	84,500	(445,840)
Issuance of long-term notes receivable	(29,220)	—	—	29,220	—
Payments received on long-term notes receivable	84,500	—	—	(84,500)	—
Proceeds from borrowing under bank overdraft facility, net	—	—	995	—	995
Debt issuance and modification costs	(5,423)	—	—	—	(5,423)
Proceeds from exercises of stock options	7,390	—	—	—	7,390
Repurchase of capital stock	(1,672)	—	—	—	(1,672)
Net cash used in financing activities	(5,418)	(55,515)	(1,217)	—	(62,150)
Effect of exchange rate changes on cash	—	—	374	—	374
Net increase (decrease) in cash and cash equivalents	41	(6,181)	(1,120)	—	(7,260)
Cash and cash equivalents as of beginning of period	40	8,400	2,009	—	10,449
Cash and cash equivalents as of end of period	$81	$2,219	$889	$—	$3,189

Condensed Consolidating Statements of Cash Flows – continued

	Year Ended December 31, 2009
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(23,776)	$90,365	$8,285	$—	$74,874
Additions to property and equipment	—	(16,189)	(9,581)	—	(25,770)
Payments for exclusive license agreements and site acquisition costs	—	(55)	(206)	—	(261)
Investment in subsidiary	(548)	—	—	548	—
Net cash used in investing activities	(548)	(16,244)	(9,787)	548	(26,031)
Proceeds from issuance of long-term debt	53,500	29,501	3,381	(30,500)	55,882
Repayments of long-term debt and capital leases	(97,000)	(98,387)	(1,455)	97,630	(99,212)
Issuance of long-term notes receivable	(30,500)	—	—	30,500	—
Payments received on long-term notes receivable	97,630	—	—	(97,630)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(142)	—	(142)
Repurchase of capital stock	(458)	—	—	—	(458)
Payments received on subscriptions receivable	34	—	—	—	34
Proceeds from exercises of stock options	1,596	—	—	—	1,596
Issuance of capital stock	—	—	548	(548)	—
Noncontrolling interest shareholder capital contribution	—	—	526	—	526
Debt issuance and modification costs	(458)	—	—	—	(458)
Net cash provided by (used in) financing activities	24,344	(68,886)	2,858	(548)	(42,232)
Effect of exchange rate changes on cash	—	—	414	—	414
Net increase in cash and cash equivalents	20	5,235	1,770	—	7,025
Cash and cash equivalents as of beginning of period	20	3,165	239	—	3,424
Cash and cash equivalents as of end of period	$40	$8,400	$2,009	$—	$10,449

	Year Ended December 31, 2008
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(2,082)	$14,723	$3,577	$—	$16,218
Additions to property and equipment	—	(29,208)	(30,071)	—	(59,279)
Payments for exclusive license agreements and site acquisition costs	—	(50)	(804)	—	(854)
Principal payments received under direct financing leases	—	—	17	—	17
Investment in subsidiary	(1,837)	—	—	1,837	—
Acquisitions, net of cash acquired	—	(360)	—	—	(360)
Net cash used in investing activities	(1,837)	(29,618)	(30,858)	1,837	(60,476)
Proceeds from issuance of long-term debt	127,000	74,898	26,725	(101,787)	126,836
Repayments of long-term debt and capital leases	(87,500)	(68,414)	(686)	67,277	(89,323)
Issuance of long-term notes receivable	(101,787)	—	—	101,787	—
Payments received on long-term notes receivable	67,277	—	—	(67,277)	—
Repayments of borrowing under bank overdraft facility, net	—	—	(3,541)	—	(3,541)
Issuance of capital stock	—	—	1,837	(1,837)	—
Payments received on subscriptions receivable	195	—	—	—	195
Proceeds from exercises of stock options	362	—	—	—	362
Noncontrolling interest shareholder capital contribution	—	—	1,662	—	1,662
Equity offering costs	(1,489)	—	—	—	(1,489)
Debt issuance and modification costs	(195)	—	—	—	(195)
Net cash provided by financing activities	3,863	6,484	25,997	(1,837)	34,507
Effect of exchange rate changes on cash	—	—	(264)	—	(264)
Net decrease in cash and cash equivalents	(56)	(8,411)	(1,548)	—	(10,015)
Cash and cash equivalents as of beginning of period	76	11,576	1,787	—	13,439
Cash and cash equivalents as of end of period	$20	$3,165	$239	$—	$3,424

(21)  Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below for the years ended December 31, 2010 and 2009.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share amounts)
2010
Total revenues	$127,776	$132,948	$136,605	$134,749	$532,078
Gross profit (1)	39,704	43,220	45,154	43,608	171,686
Net income (2)	4,230	8,248	20,655	8,000	41,133
Net income attributable to controlling interests and available to common stockholders(2)	3,965	8,203	20,763	8,028	40,959
Basic net income per common share (2)	$0.10	$0.20	$0.49	$0.19	$0.98
Diluted net income per common share (2)	$0.09	$0.19	$0.49	$0.19	$0.96

2009
Total revenues	$115,345	$124,648	$128,603	$124,757	$493,353
Gross profit (3)	31,302	37,520	40,842	39,215	148,879
Net loss (income) (4)	(5,037)	2,599	6,525	1,684	5,771
Net loss (income) attributable to controlling interests and available to common stockholders(4)	(5,068)	2,488	6,398	1,459	5,277
Basic net (loss) income per common share (4)	$(0.13)	$0.06	$0.16	$0.04	$0.13
Diluted net (loss) income per common share (4)	$(0.13)	$0.06	$0.15	$0.03	$0.13
____________

(1)
Excludes $12.3 million, $12.1 million, $13.0 million and $13.6 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(2)
Includes release of $23.7 million and $3.5 million in previously-recognized valuation allowances related to the Company’s United States segment for the quarters ended September 30 and December 31, respectively.  Additionally, the quarter ended September 30 includes pre-tax charges of approximately $14.5 million related to certain charges associated with the refinancing of the Company’s outstanding debt obligations.

(3)
Excludes $12.6 million, $12.7 million, $12.7 million and $13.5 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(4)	Includes pre-tax impairment charge related to contract intangible assets of $1.2 million for the quarter ended December 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 2010 Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Attestation Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this 2010 Form 10-K, as stated in their attestation report which is included on page 70.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 3, 2011.

CARDTRONICS, INC.

/s/ Steven A. Rathgaber
Steven A. Rathgaber
Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 3, 2010.

Signature	Title

/s/ Steven A. Rathgaber	Chief Executive Officer and Director
Steven A. Rathgaber	(Principal Executive Officer)

/s/ J. Chris Brewster	Chief Financial Officer
J. Chris Brewster	(Principal Financial Officer)

/s/ E. Brad Conrad	Chief Accounting Officer
E. Brad Conrad	(Principal Accounting Officer)

/s/ Dennis F. Lynch
Dennis F. Lynch	Chairman of the Board of Directors

/s/ Tim Arnoult
Tim Arnoult	Director

/s/ Robert P. Barone
Robert P. Barone	Director

/s/ Jorge M. Diaz
Jorge M. Diaz	Director

/s/ G. Patrick Phillips
G. Patrick Phillips	Director

/s/ Mark Rossi
Mark Rossi	Director

/s/ Michael A.R. Wilson
Michael A.R. Wilson	Director

EXHIBIT INDEX

Exhibit Number	Description
1.1
Underwriting Agreement by and among Cardtronics, Inc., the Selling Stockholders named therein and the Underwriters named therein, dated March 30, 2010 (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on March 31, 2010, File No. 001-33864).

1.2
Underwriting Agreement, dated August 12, 2010, by and among Cardtronics, Inc., the Subsidiary Guarantors and the Underwriters (incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on August 16, 2010, File No. 001-33864).

1.3
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

3.2
Third Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on January 25, 2011, Registration No. 001-33864).

4.1
Indenture, dated August 26, 2010, among Cardtronics, Inc., the Subsidiary Guarantors defined therein, and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on August 26, 2010, File No. 001-33864).

4.2
First Supplemental Indenture, dated August 26, 2010, among Cardtronics, Inc., the Subsidiary Guarantors defined therein, and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on August 26, 2010, File No. 001-33864).

4.3	Form of 8 ¼ % Senior Notes due 2018 (incorporated by reference to Annex A to Exhibit 4.2 hereto).

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

10.4
Amendment No. 3 to ATM Cash Services Agreement, dated February 21, 2007, by and between Cardtronics, LP and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.5
Amendment No. 4 to ATM Cash Services Agreement, dated March 23, 2009, by and between Cardtronics USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.6
Amendment No. 5 to ATM Cash Services Agreement, dated April 13, 2010, by and between Cardtronics USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.7
Credit Agreement, dated July 15, 2010, by and among Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, Bank of America, N.A, and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.8
Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of July 20, 2007 (incorporated herein by reference to Exhibit 10.41 of the Registration Statement on Form S-4 filed by Cardtronics, Inc. on February 14, 2008, Registration No. 333-149236-03). †

10.9
Amended and Restated Service Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.10
Bonus Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.20 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.11
2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.12
Amendment No. 1 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of January 30, 2004 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.13
Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.14
Amendment No. 3 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of May 9, 2006 (incorporated herein by reference to Exhibit 10.38 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).†

10.15
Amendment No. 4 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of August 22, 2007 (incorporated herein by reference to Exhibit 10.39 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).†

10.16
Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).†

10.17
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

10.19
First Amendment to Contract Cash Solutions Agreement, dated February 28, 2009, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.20
Second Amendment to Contract Cash Solutions Agreement, dated as of July 19, 2009, by and between Cardtronics USA, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 7, 2009).

10.21
Third Amendment to Contract Cash Solutions Agreement, dated September 1, 2009, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.22
Fourth Amendment to Contract Cash Solutions Agreement, dated July 15, 2010, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.23
Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007).

10.24
Cardtronics, Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Appendix B of Cardtronics, Inc.’s Definitive Proxy Statement filed on April 30, 2010, File No. 001-33864).

10.25
First Amended and Restated Investors Agreement, dated as of February 10, 2005, by and among Cardtronics, Inc. and certain securityholders thereof (incorporated herein by reference to Exhibit 10.35 of the Registration Statement on Form S-1/A, filed by Cardtronics, Inc. on November 21, 2007, Registration No. 333-145929).

10.26
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

10.28	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.29
First Amendment to Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.30
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

10.36
Form of Non-statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 19, 2009, Registration No. 001-33864).

10.37	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 19, 2009, Registration No. 001-33864).

10.38
Employment Agreement by and between Cardtronics, LP and Tres Thompson, dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K/A, filed by Cardtronics, Inc. on March 10, 2009, Registration No. 001-33864). †

10.39
Cardtronics, Inc. 2010 Annual Executive Cash Incentive Plan, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on May 17, 2010, File No. 001-33864). †

10.40
Restricted Stock Agreement between Cardtronics, Inc. and J. Chris Brewster, dated January 15, 2010 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 22, 2010). †

10.41
Restricted Stock Agreement between Cardtronics, Inc. and Michael H. Clinard, dated January 15, 2010 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 22, 2010). †

10.42
Restricted Stock Agreement between Cardtronics, Inc. and Rick Updyke, dated January 15, 2010 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 22, 2010). †

10.43
Employment Agreement by and between Cardtronics USA Inc., Cardtronics, Inc. and Steven A. Rathgaber, dated effective as of February 1, 2010 (incorporated herein by reference to Exhibit 10.48 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 4, 2010, Registration No. 001-33864). †

10.44
Restricted Stock Agreement between Cardtronics, Inc. and Steven A. Rathgaber, dated December 15, 2009 (incorporated herein by reference to Exhibit 10.49 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 4, 2010, Registration No. 001-33864). †

10.45
Employment Agreement by and between E. Brad Conrad and Cardtronics USA, Inc., dated effective October 15, 2010 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on October 20, 2010). †

10.46
Restricted Stock Agreement between Cardtronics, Inc. and Brad Conrad, dated June 5, 2008 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on October 20, 2010). †

10.47
Nonstatutory Stock Option Agreement between Cardtronics, Inc. and Brad Conrad, dated June 5, 2008 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on October 20, 2010). †

10.48
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 24, 2011, Registration No. 001-33864).

10.49
Cardtronics, Inc. 2011 Long Term Incentive Plan, dated January 31, 2011 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on February 1, 2011, Registration No. 001-33864).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1
Cardtronics, Inc. Code of Business Conduct and Ethics Approved by the Board of Directors on January 21, 2011 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K/A, filed by Cardtronics, Inc. on January 26, 2011, Registration No. 001-33864).

14.2
Cardtronics, Inc. Financial Code of Ethics Amended and Restated by the Audit Committee on January 21, 2011 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K/A, filed by Cardtronics, Inc. on January 26, 2011, Registration No. 001-33864).

21.1*	Subsidiaries of Cardtronics, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.

31.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.