Form 10-Q
period 2011-03-31
CARDTRONICS INC
filed 2011-04-28
CIK 1277856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on April 25, 2011: 43,068,122

CARDTRONICS, INC.

When we refer to “us,” “we,” “our,” “ours” or “the Company,” we are describing Cardtronics, Inc. and/or our subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,684	$3,189
Accounts and notes receivable, net of allowance of $449 and $507 as of March 31, 2011 and December 31, 2010, respectively	23,784	20,270
Inventory	1,659	1,795
Restricted cash, short-term	3,220	4,466
Current portion of deferred tax asset, net	13,011	15,017
Prepaid expenses, deferred costs, and other current assets	11,394	10,222
Total current assets	56,752	54,959
Property and equipment, net	161,355	156,465
Intangible assets, net	72,657	74,799
Goodwill	165,030	164,558
Deferred tax asset, net	741	715
Prepaid expenses, deferred costs, and other assets	5,197	3,819
Total assets	$461,732	$455,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$3,345	$3,076
Current portion of other long-term liabilities	23,497	24,493
Accounts payable	17,291	20,167
Accrued liabilities	43,903	50,543
Current portion of deferred tax liability, net	741	715
Total current liabilities	88,777	98,994
Long-term liabilities:
Long-term debt, net of related discounts	252,041	251,757
Deferred tax liability, net	14,546	10,268
Asset retirement obligations	27,687	26,657
Other long-term liabilities	19,257	23,385
Total liabilities	402,308	411,061

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 48,692,735 and 48,396,134 shares issued as of March 31, 2011 and December 31, 2010, respectively; 43,063,122 and 42,833,342 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	218,617	213,754
Accumulated other comprehensive loss, net	(60,416)	(65,053)
Accumulated deficit	(49,483)	(55,963)
Treasury stock; 5,629,613 and 5,562,792 shares at cost as of March 31, 2011 and December 31, 2010, respectively	(51,312)	(50,351)
Total parent stockholders’ equity	57,410	42,391
Noncontrolling interests	2,014	1,863
Total stockholders’ equity	59,424	44,254
Total liabilities and stockholders’ equity	$461,732	$455,315

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
ATM operating revenues	$133,099	$125,687
ATM product sales and other revenues	4,942	2,089
Total revenues	138,041	127,776
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	88,786	85,879
Cost of ATM product sales and other revenues	4,347	2,193
Total cost of revenues	93,133	88,072
Gross profit	44,908	39,704
Operating expenses:
Selling, general, and administrative expenses	13,004	11,143
Depreciation and accretion expense	11,370	10,222
Amortization expense	3,627	3,979
Loss on disposal of assets	77	377
Total operating expenses	28,078	25,721
Income from operations	16,830	13,983
Other (income) expense:
Interest expense, net	4,813	7,318
Amortization of deferred financing costs and bond discounts	211	630
Other (income) expense	(199)	366
Total other expense	4,825	8,314
Income before income taxes	12,005	5,669
Income tax expense	5,447	1,439
Net income	6,558	4,230
Net income attributable to noncontrolling interests	78	265
Net income attributable to controlling interests and available to common stockholders	$6,480	$3,965

Net income per common share – basic	$0.15	$0.10
Net income per common share – diluted	$0.15	$0.09

Weighted average shares outstanding – basic	41,512,171	39,850,122
Weighted average shares outstanding – diluted	42,269,940	40,721,310

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$6,558	$4,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	14,997	14,201
Amortization of deferred financing costs and bond discounts	211	630
Stock-based compensation expense	2,230	1,459
Deferred income taxes	5,063	945
Loss on disposal of assets	77	377
Unrealized gain on derivative instruments	(267)	(248)
Amortization of accumulated other comprehensive losses associated with derivative instruments no longer designated as hedging instruments	154	493
Other reserves and non-cash items	394	475
Changes in assets and liabilities:
(Increase) decrease in accounts and notes receivable, net	(3,379)	623
Decrease (increase) in prepaid, deferred costs, and other current assets	837	(845)
(Increase) decrease in inventory	(8)	460
(Increase) decrease in other assets	(3,443)	980
(Decrease) increase in accounts payable	(2,550)	1,969
Decrease in accrued liabilities	(4,700)	(15,199)
Decrease in other liabilities	(1,219)	(1,364)
Net cash provided by operating activities	14,955	9,186

Cash flows from investing activities:
Additions to property and equipment	(13,601)	(8,526)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	(1,448)	(79)
Net cash used in investing activities	(15,049)	(8,605)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	52,600	—
Repayments of long-term debt and capital leases	(52,373)	(647)
Repayments of borrowings under bank overdraft facility, net	(1,051)	—
Proceeds from exercises of stock options	2,635	110
Repurchase of capital stock	(962)	(260)
Net cash provided by (used in) financing activities	849	(797)

Effect of exchange rate changes on cash	(260)	461
Net increase in cash and cash equivalents	495	245

Cash and cash equivalents as of beginning of period	3,189	10,449
Cash and cash equivalents as of end of period	$3,684	$10,694

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$9,132	$14,271
Cash paid for income taxes	$921	$100

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the “Company”) provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of March 31, 2011, the Company provided services to approximately 37,200 devices across its portfolio, which included approximately 31,200 devices located in all 50 states of the United States (“U.S.”) as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 3,100 devices throughout the United Kingdom (“U.K.”), and approximately 2,900 devices throughout Mexico. Included within this number are approximately 2,200 multi-function financial services kiosks deployed in the U.S. that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), and money transfers.  Also included within this number are approximately 4,000 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

Through its network, the Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. The Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network. As of March 31, 2011, over 12,000 of the Company’s devices were under contract with financial institutions to place their logos on those machines, thus providing convenient surcharge-free access for their banking customers. Additionally, the Company owns and operates the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 43,000 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. The Allpoint network includes a majority of the Company’s ATMs in the United States, Puerto Rico and Mexico, all of the Company’s ATMs in the United Kingdom, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator in that market. Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

Basis of Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

The financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 are unaudited. The Consolidated Balance Sheet as of December 31, 2010 was derived from the audited balance sheet filed in the Company’s 2010 Form 10-K. In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include certain minor reclassifications. Those reclassifications did not impact the Company’s total reported net income or stockholders’ equity.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the three month periods ended March 31:

	2011	2010
	(In thousands)
Depreciation and accretion expense related to ATMs and ATM-related assets	$9,787	$8,299
Amortization expense	3,627	3,979
Total depreciation, accretion, and amortization expense excluded from Cost of ATM operating revenues and Gross profit	$13,414	$12,278

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

	2011	2010
	(In thousands)
Cost of ATM operating revenues	$265	$199
Selling, general, and administrative expenses	1,965	1,260
Total stock-based compensation expense	$2,230	$1,459

The increase in stock-based compensation expense during the three month periods ended March 31, 2011 was due to the issuance of additional shares of restricted stock awards (“RSAs”) and stock options to certain of the Company’s employees and directors during 2010 and 2011.  All grants during the periods above were granted under the Company’s Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”).

In addition to RSAs, during the three months ended March 31, 2011, the Company granted Restricted Stock Units (“RSUs”) under the Company’s 2011 Long Term Incentive Plan (the “2011 LTIP”), which is covered under the 2007 Stock Incentive Plan.  A base pool of 273,411 RSUs has been set aside for the 2011 LTIP.  From this amount, the Compensation Committee of the Company’s Board of Directors (the “Committee”) granted RSUs totaling 264,750, which could result in the issuance of up to 546,822 shares of common stock in the future, depending on the Company’s achievement of certain performance levels during calendar year 2011. The fair value of an individual RSU granted under the 2011 LTIP was $16.82 on the date of the grant. These grants have both a performance-based and a service-based vesting schedule; accordingly, the number of RSUs potentially earned by an individual will be based on the level of performance achieved during calendar year 2011.  Once the performance-based vesting requirements are determined to be met by the Committee, the RSUs will be earned by the individual and will vest 50% on the second anniversary of the grant date and 25% each on the third and fourth anniversaries of the grant date.  Although the RSUs will not be considered earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period using a graded vesting methodology, based on the estimated performance levels that management believes will ultimately be met.

Options.  The number of the Company’s outstanding stock options as of March 31, 2011, and changes during the three month period ended March 31, 2011, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2011	2,511,105	$9.63
Exercised	(277,917)	$9.45
Forfeited	(5,000)	$8.96
Options outstanding as of March 31, 2011	2,228,188	$9.65

Options vested and exercisable as of March 31, 2011	2,064,639	$9.84

As of March 31, 2011, the unrecognized compensation expense associated with outstanding options was approximately $0.4 million.

Restricted Stock Awards.  The number of the Company’s outstanding RSAs as of March 31, 2011, and changes during the three month period ended March 31, 2011, are presented below:

Number of Shares
RSAs outstanding as of January 1, 2011	1,558,315
Granted	18,684
Vested	(204,940)
Forfeited	(12,500)
RSAs outstanding as of March 31, 2011	1,359,559

The restricted shares granted during the three month period ended March 31, 2011 had a total grant-date fair value of approximately $0.4 million, or $18.95 per share.  As of March 31, 2011, the unrecognized compensation expense associated with restricted share grants was approximately $11.9 million.

(3) Earnings per Share

The Company reports its earnings per share under the two-class method.  Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impacts to the statements of operations) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three month periods ended March 31, 2011 and 2010 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, such restricted shares are considered to be participating securities and as such, the Company has allocated the undistributed earnings for the three month periods ended March 31, 2011 and 2010 among the Company’s outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$6,480			$3,965
Less: undistributed earnings allocated to unvested restricted shares	(213)			(157)
Net income available to common stockholders	$6,267	41,512,171	$0.15	$3,808	39,850,122	$0.10

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$213			$157
Stock options added to the denominator under the treasury stock method		757,769			871,188
Less: Undistributed earnings reallocated to restricted shares	(209)			(154)
Net income available to common stockholders and assumed conversions	$6,271	42,269,940	$0.15	$3,811	40,721,310	$0.09

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock of 508,736 and 422,090 shares for the three month periods ended March 31, 2011 and 2010, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(4) Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$6,558	$4,230
Unrealized gains (losses) on interest rate swap contracts, net of income taxes of $1.2 million for the three months ended March 31, 2011	3,023	(3,384)
Foreign currency translation adjustments	1,614	(3,335)
Total comprehensive income (loss)	11,195	(2,489)
Less: comprehensive income attributable to noncontrolling interests	151	354
Comprehensive income (loss) attributable to controlling interests	$11,044	$(2,843)

Accumulated other comprehensive loss, net is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Foreign currency translation adjustments	$(24,955)	$(26,569)
Unrealized losses on interest rate swap contracts, net of income tax benefit of $0.2 million and $1.4 million as of March 31, 2011 and December 31, 2010, respectively	(35,461)	(38,484)
Total accumulated other comprehensive loss, net	$(60,416)	$(65,053)

The Company records the unrealized loss amounts related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets since it is more likely than not that it will be able to realize the benefits associated with its net deferred tax asset positions in the future.

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

 (5) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of March 31, 2011, as well as the changes in the net carrying amounts for the three month period ended March 31, 2011, by segment:

	Goodwill
	U.S.	U.K.	Mexico	Total
	(In thousands)
Balance as of January 1, 2011:
Gross balance	$150,461	$63,393	$707	$214,561
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$13,390	$707	$164,558

Foreign currency translation adjustments	—	477	(5)	472

Balance as of March 31, 2011:
Gross balance	$150,461	$63,870	$702	$215,033
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$13,867	$702	$165,030

	Trade Name
	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2011	$200	$3,105	$3,305
Foreign currency translation adjustments	—	111	111
Balance as of March 31, 2011	$200	$3,216	$3,416

Intangible Assets with Definite Lives

The following is a summary of the Company’s intangible assets that are subject to amortization as of March 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and branding contracts/relationships	$160,055	$(98,877)	$61,178
Deferred financing costs	8,514	(2,696)	5,818
Exclusive license agreements	6,407	(4,223)	2,184
Non-compete agreements	166	(105)	61
Total	$175,142	$(105,901)	$69,241

(6) Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Accrued merchant fees	$14,941	$12,310
Accrued armored fees	5,418	4,322
Accrued merchant settlement amounts	3,201	4,583
Accrued compensation	3,089	7,038
Accrued cash rental and management fees	2,397	2,411
Accrued interest rate swap payments	2,092	2,199
Accrued maintenance fees	1,826	949
Accrued interest expense	1,511	5,740
Accrued processing costs	981	764
Accrued ATM telecommunications costs	927	1,402
Accrued purchases	687	2,046
Other accrued expenses	6,833	6,779
Total	$43,903	$50,543

(7) Long-Term Debt

The Company’s long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined rate of 3.1% as of March 31, 2011 and December 31, 2010)	47,100	46,200
Equipment financing notes	8,286	8,633
Total	255,386	254,833
Less: current portion	3,345	3,076
Total long-term debt, excluding current portion	$252,041	$251,757

Revolving Credit Facility

The Company’s revolving credit facility, which was refinanced on July 15, 2010, provides for $175.0 million in borrowings and letters of credit (subject to the covenants contained within the facility) and has a termination date of July 2015. This facility includes a $15.0 million swing line facility, a $60.0 million foreign currency sub-limit, a $20.0 million letter of credit sub-limit, and contains a feature that allows the Company to expand the facility up to $250 million, subject to the availability of additional bank commitments by existing or new syndicate participants. Borrowings under the facility bear interest at a variable rate, based upon the London Interbank Offered Rate (“LIBOR”) or Base Rate (as defined in the agreement) at the Company’s option. Additionally, the Company is required to pay a commitment fee of 0.375% per annum on the unused portion of the revolving credit facility. Substantially all of the Company’s assets, including the stock of its wholly-owned domestic subsidiaries and 66% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s domestic subsidiaries has guaranteed the Company’s obligations under such facility. There are currently no restrictions on the ability of the Company’s wholly-owned subsidiaries to declare and pay dividends directly to us.

The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt and total debt that the Company can have outstanding at any given point in time and (ii) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the facility. These limitations are generally governed by a fixed charge ratio covenant and amounts outstanding under the revolving credit facility.

The failure to comply with the covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the agreement.  Other events of default under the agreement include, among other things, (i) the failure to timely pay principal, interest, fees or other amounts due and owing, (ii) the inaccuracy of representations or warranties in any material respect, (iii) the occurrence of certain bankruptcy or insolvency events, (iv) loss of lien perfection or priority and (v) the occurrence of a change in control.  The occurrence and continuance of an event of default could result in, among other things, termination of the lenders’ commitments and acceleration of all amounts outstanding.  The Company’s obligations under the credit agreement are guaranteed by certain of the Company’s existing and future domestic subsidiaries, subject to certain limitations.  In addition, the Company’s obligations under the agreement, subject to certain exceptions, are secured on a first-priority basis by liens on substantially all of the tangible and intangible assets of the Company and the guarantors. As of March 31, 2011, the Company was in compliance with all applicable covenants and ratios under the facility.

As of March 31, 2011, $47.1 million of borrowings were outstanding under the revolving credit facility.  Additionally, as of March 31, 2011, the Company had a $4.3 million letter of credit posted under the facility to secure borrowings under the Company’s United Kingdom subsidiary’s overdraft facility (discussed below). This letter of credit, which may be drawn upon in the event the Company defaults under the overdraft facility, reduces the Company’s borrowing capacity under its revolving credit facility. As of March 31, 2011, the Company’s available borrowing capacity under the facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) and interest expense covenants contained in the credit agreement, totaled $123.6 million, and the Company was in compliance with all applicable covenants and ratios under the facility.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

In August 2010, the Company launched a public offering of, and priced, $200.0 million 8.25% senior subordinated notes due September 2018 (the “2018 Notes”). The 2018 Notes were issued at par, and the proceeds from the offering were used to fund the redemption of previously issued senior subordinated notes.  Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by the Company’s domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility.  As of March 31, 2011, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Facilities

Cardtronics Mexico equipment financing agreements.  As of March 31, 2011, other long-term debt consisted of 10 separate equipment financing agreements entered into by Cardtronics Mexico, the Company’s majority-owned (51.0%) subsidiary. Each of these agreements have an original term of five years and are denominated in Mexican pesos, and bore interest at an average fixed rate of 10.40% as of March 31, 2011.  Proceeds from these agreements were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. Pursuant to the terms of the equipment financing agreements, the Company has issued guarantees for 51.0% of the obligations under such agreements (consistent with its ownership percentage in Cardtronics Mexico.) As of March 31, 2011, the total amount of the guarantees was $50.4 million pesos (or approximately $4.2 million U.S.).

Bank Machine overdraft facility.  Bank Machine, Ltd., the Company’s wholly-owned subsidiary operating in the United Kingdom, currently has a £1.0 million overdraft facility in place. This facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of March 31, 2011) and is secured by a letter of credit posted under the Company’s corporate revolving credit facility, is utilized for general purposes for the Company’s United Kingdom operations. As of March 31, 2011, no amount was outstanding under this facility.

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

The following table is a summary of the changes in the Company’s asset retirement obligation liability for the three month period ended March 31, 2011 (in thousands):

Asset retirement obligation as of January 1, 2011	$26,657
Additional obligations	1,307
Accretion expense	692
Change in estimate	(699)
Payments	(672)
Foreign currency translation adjustments	402
Asset retirement obligation as of March 31, 2011	$27,687

The change in estimate during the three month period ended March 31, 2011 was the result of updating certain cost assumptions based on the actual deinstallation costs experienced by the Company in recent periods.  In the United States, recent actual costs incurred were lower than the previously-estimated costs, and as a result, the Company determined that the liability should be reduced by approximately $2.0 million to account for the lower costs incurred to date and to reduce estimated future costs.  In the United Kingdom, actual recent costs were higher than the previously-estimated costs, and as a result, the Company determined that the liability should be increased by approximately $1.3 million to account for higher expected costs in the future. See Note 11, Fair Value Measurements for additional disclosures on the Company’s asset retirement obligations in respect to its fair value measurements.

(9) Other Liabilities

Other liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$22,231	$22,955
Deferred revenue	1,238	1,512
Other current liabilities	28	26
Total	$23,497	$24,493

Other Long-Term Liabilities:
Interest rate swaps	$15,975	$19,831
Deferred revenue	1,464	1,591
Other long-term liabilities	1,818	1,963
Total	$19,257	$23,385

The decrease in the non-current portion of other long-term liabilities was attributable to the Company’s interest rate swaps, the liabilities for which decreased due to the movement of the forward interest rate curve, which was utilized to value the interest rate swap contracts and resulted in a decrease in the Company’s estimated future liabilities under such contracts.

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

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place are as follows:

Notional Amounts United States	Notional Amounts United Kingdom	Notional Amounts Consolidated (1)	Weighted Average Fixed Rate	Terms
(In thousands)
$625,000	£75,000	$745,575	3.43%	April 1, 2011 – December 31, 2011
$750,000	£50,000	$830,384	3.45%	January 1, 2012 – December 31, 2012
$750,000	£25,000	$790,192	3.35%	January 1, 2013 – December 31, 2013
$750,000	£—	$750,000	3.29%	January 1, 2014 – December 31, 2014
$550,000	£—	$550,000	3.27%	January 1, 2015 – December 31, 2015
$350,000	£—	$350,000	3.28%	January 1, 2016 – December 31, 2016
____________
(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.61 to £1.00, which was the exchange rate in effect as of March 31, 2011.

The Company has designated a majority of its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations.  Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

The Company believes that it is more likely than not that it would be able to realize the benefits associated with its net deferred tax asset positions in the future.  Therefore, the Company records the unrealized loss amounts related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

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

The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges.  Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the United Kingdom.  During the fourth quarter of 2009, the Company’s vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.  As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.  In December 2009, the Company entered into a series of additional trades, the effects of which were to mostly offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.  Since the underlying swaps were not deemed to be effective hedges of the Company’s underlying vault cash rental costs, the Company was required to record an unrealized gain of $0.3 million and a corresponding realized loss of $0.3 million for the three months ended March 31, 2011 and a $0.2 million unrealized gain and $0.3 million realized loss for the three months ended March 31, 2010 related to these swaps, which have been reflected in the Other (income) expense line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures

The following tables depict the effects of the use of the Company’s derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$649	Prepaid expenses, deferred costs, and other current assets	$834
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	—	Prepaid expenses, deferred costs, and other assets	109
Total		$649		$943

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$20,685	Current portion of other long-term liabilities	$21,083
Interest rate swap contracts	Other long-term liabilities	15,525	Other long-term liabilities	19,202
Total		$36,210		$40,285

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$1,546	Current portion of other long-term liabilities	$1,872
Interest rate swap contracts	Other long-term liabilities	450	Other long-term liabilities	629
Total		$1,996		$2,501

Total Derivatives:		$37,557		$41,843

The Asset Derivative Instruments reflected in the table above relate to the current portion of certain derivative instruments that were in an overall liability position, for which the non-current portion is reflected in the Liability Derivative Instruments portion above.

Statements of Operations Data

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2011	2010		2011	2010
	(In thousands)			(In thousands)
Interest rate swap contracts	$(2,893)	$(10,147)	Cost of ATM operating revenues	$(5,762)	$(6,270)

		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2011	2010
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$(154)	$(493)
Interest rate swap contracts	Other (income) expense	(14)	(25)
		$(168)	$(518)

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

As of March 31, 2011, the Company expects to reclassify $20.5 million of net derivative-related losses contained within accumulated OCI into earnings during the next 12 months concurrent with the recording of the related vault cash rental expense amounts.

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

The following tables summarize the Company’s assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP:

	Fair Value Measurements at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Assets associated with interest rate swaps	$649	$—	$649	$—

Liabilities:
Liabilities associated with interest rate swaps	$38,206	$—	$38,206	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:	(In thousands)
Assets associated with interest rate swaps	$943	$—	$943	$—

Liabilities:
Liabilities associated with interest rate swaps	$42,786	$—	$42,786	$—

Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value on a non-recurring basis using Level 3 inputs.  The liabilities added during the three month periods ended March 31, 2011 and 2010 were $1.3 million and $0.8 million, respectively.

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

Interest rate swaps. The fair value of the Company’s interest rate swaps was a net liability of $37.6 million as of March 31, 2011. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.

Long-term debt.  The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility, if and when there is an amount outstanding, approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates.  As of March 31, 2011, the fair value of the Company’s $200.0 million senior subordinated notes (see Note 7, Long-Term Debt) totaled $216.0 million, based on the quoted market price for such notes as of that date.

Fair Value Option. In February 2007, the FASB issued a statement that provided companies the option to measure certain financial instruments and other items at fair value. The Company elected not to adopt the fair value option provisions of this statement.

(12) Commitments and Contingencies

Legal Matters

Automated Transactions.  On August 16, 2010, a lawsuit was filed in the United States District Court for the District of Delaware entitled Automated Transactions LLC v. IYG Holding Co., et al. 10 Civ 0691 (D. Del.) (the “2010 Lawsuit”) . The 2010 Lawsuit names the Company’s wholly-owned subsidiary, Cardtronics USA, Inc., as one of the defendants. The 2010 Lawsuit alleges that the Company’s subsidiary and the other defendants have infringed seven of the plaintiff’s, Automated Transactions LLC’s, patents by providing retail transactions to consumers through their ATMs. The plaintiff is seeking a permanent injunction, damages, treble damages and costs, including attorney’s fees and expenses. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in a suit filed in 2006 against 7-Eleven, Inc. (the “2006 Lawsuit”) concerning six of the same seven patents. In July 2007, when the Company acquired the 7-Eleven portfolio, the Company became subject to the 2006 Lawsuit; the ATM supplier in that case agreed to indemnify 7-Eleven, Inc. against the plaintiff’s claims. That indemnity was assigned by 7-Eleven to the Company, and the supplier acknowledged that assignment.

In the 2010 Form 10-K, the Company stated its belief that it had meritorious defenses to the plaintiff’s claims in both cases and that upon agreement of all parties involved in this matter, the Court agreed to stay the 2010 Lawsuit until resolution of the major issues involved in the 2006 Lawsuit. In addition, on January 28, 2011 the United States Patent and Trademark Office ("USPTO") Board of Patent Appeals and Interferences ("BPAI") issued a decision affirming the rejection on the grounds of obviousness of all the claims of one of the patents asserted by plaintiff in both the 2006 and 2010 Lawsuits.  The plaintiff has appealed this decision.

Following a motion for summary judgment filed by the Company and the other co-defendants (collectively the “Defendants”) on March 9, 2011, the Court ruled in favor of the Defendants with respect to the infringement issues (the “March 9th Decision”). The Court found that the Defendants did not infringe the claims asserted in any of the plaintiff’s five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the Court granted the Defendants partial summary judgment that the plaintiff’s patent claims were, in part, invalid and rendered other findings so as to materially weaken the plaintiff’s case.   As of this date, the Court has not yet entered a judgment with respect to these rulings, after which the plaintiff may or may not choose to appeal. Regardless of any appeal, the Company has asserted additional grounds of invalidity which would have to be determined by the district court before the plaintiff could be successful. Absent such an appeal by the plaintiff, the March 9th Decision will effectively terminate the 2006 Lawsuit in favor of the Company and co-defendants.  Additionally, if left unchallenged, the March 9th Decision should also resolve in the Company’s favor the plaintiff’s claims in the 2010 Lawsuit on the same five patents asserted and ruled in the March 9th Decision and effectively resolve in the Company’s favor the claims attempted to be asserted in the 2010 Lawsuit on the seventh asserted patent.  The Company also believes it has meritorious defenses in the 2010 Lawsuit to the sixth patent not ruled upon in the 2006 Lawsuit.

Should the plaintiff appeal the March 9th Decision in the 2006 Lawsuit, the Company will continue to vigorously defend itself, or have its suppliers defend, in the 2006 Lawsuit and the 2010 Lawsuit, when the stay is lifted. If the March 9th Decision is overturned in the 2006 Lawsuit, the Company cannot currently predict the outcome of either lawsuit, nor can it predict the amount of time and expense that will be required to resolve these lawsuits. An unfavorable resolution of this litigation could adversely impact the Company’s financial condition or results of operation.

Regulation E.  EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of the Company’s operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Funds Transfer Act (“EFTA”), commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services, including, among other services, ATM transactions. Generally, Regulation E: (i) requires ATM network operators to provide not only a surcharge notice on the ATM screens, but also on the ATM machine itself; (ii) requires the establishment of limits on the consumer’s liability for unauthorized use of his or her card; (iii) requires all ATM operators to provide receipts to consumers who use their ATMs; and, (iv) establishes protest procedures for consumers. During the last year, the number of putative class action lawsuits filed nationwide in connection with Regulation E disclosures against various financial institutions and ATM operators alike appears to have increased dramatically.  As of today, the following lawsuits have been filed against the Company alleging one or more violations of Regulation E on a small number of specific ATMs operated by the Company in three states:

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

In each of the above cases, the plaintiffs allege that one or more of the Company’s ATMs were missing notices posted on or near the ATM itself, which plaintiffs allege is a violation of EFTA and Regulation E and thereby entitles all users of the ATMs to certain statutory damages provided for within the EFTA regulations.  In each lawsuit, the plaintiffs are seeking an order certifying a class-action of previous users of each of the ATMs at issue, statutory damages pursuant to 15 USC 1693m, costs of suit and attorney’s fees, and a permanent injunction. The Company believes that, among other things, the plaintiffs are misreading the EFTA regulations and that the Company is in material compliance with the requirements of EFTA and Regulation E. Accordingly, the Company believes that it has good defenses to each of these lawsuits. Further, the Company believes that certain affirmative defenses provided for by the EFTA and Regulation E insulates the Company from liability in each lawsuit. In particular, the EFTA and Regulation E provide two “safe-harbor” defenses: (i) under the “safe harbor” defense, the ATM operator posted disclosure notices on each ATM, but the notice were removed by someone other than the operator; and (ii) under the “bone fide error” defense, the ATM operator has had a system in place to ensure compliance with the EFTA and Regulation E.  Since the Company’s defense in each of these lawsuits is substantially the same, on March 30, 2011, the Company filed a motion with the United States Judicial Panel on Multidistrict Litigation pursuant to 28 U.S.C. § 1407, to consolidate all of the above cases and any similar case hereafter filed to a single case under the United States district court and otherwise consolidating these actions for coordinated pretrial proceedings, as permitted pursuant to 28 U.S.C. Section 1407.  A ruling on this motion is expected within the next 60-90 days.  Regardless of whether the consolidation motion is granted, the Company believes its defenses to these actions will prevent any of these cases from having a material adverse impact on its business, and that none of these currently filed lawsuits, either individually or in the aggregate, will materially adversely affect the Company’s financial condition or results or operations. However, if the Company’s defenses are not successful, these and other similarly filed lawsuits could have a material adverse effect.

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

Regulatory Matters

Financial Regulatory Reform in the United States.   The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act includes provisions that (i) call for the establishment of a new Bureau of Consumer Financial Protection, (ii) limit the activities that banking entities may engage in, and (iii) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  Many of the detailed regulations required under the Act have yet to be finalized and are currently required to be finalized on or before July 31, 2011.  Based on the Company’s interpretation of the current language contained within the Act, it appears that the regulation of interchange fees for electronic debit transactions will not apply to ATM cash withdrawal transactions. Accordingly, at this point, the Company does not believe that the regulations that are likely to arise from the Dodd-Frank Act will have a material impact on its operations. However, if ATM cash withdrawal transactions were to fall under the proposed regulatory framework, and the related interchange fees were reduced from their current levels, such change would likely have a negative impact on the Company’s future revenues and operating profits.  Conversely, additional proposed regulations contained within the Act are aimed at providing merchants with additional flexibility in terms of allowing certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  Such a change may result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact the Company’s future revenues and operating profits (through increased transaction levels at the Company’s ATMs).  Finally, the Dodd-Frank Act requires debit cards to be recognized (or authorized) over at least two non-affiliated networks and provides for rules that would allow merchants greater flexibility in routing transactions across networks that are more economical for the merchant.  The Federal Reserve requested comments as to whether these network and routing provisions should apply to ATM transactions.  If the final rules provide that the network exclusivity and routing rules do apply to ATM transactions, the Company and other ATM operators may be able to conduct ATM transactions in a more economically beneficial manner.

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

The Company’s majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee rather than selecting the interchange fee-only option, and subsequently increased the amount of its surcharge fees to compensate for the loss of interchange fees that it previously earned on such ATM transactions.  Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.  As a result of the above developments, the Company has reduced its ATM deployments in Mexico and is working on strategies to mitigate the negative effects of these events, such as a bank branding agreement that was signed during the first quarter of 2011 with Grupo Financiero Banorte (“Banorte”) to brand up to 2,000 machines in that market.  If the Company is unsuccessful in such efforts, its overall profitability in that market will decline.  If such declines are significant, the Company may be required to record an impairment charge in future periods to write down the carrying value of certain existing tangible and intangible assets associated with that operation.

Other Commitments

Asset Retirement Obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $27.7 million accrued for these liabilities as of March 31, 2011.  For additional information, see Note 8, Asset Retirement Obligations.

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

Additionally, on May 27, 2010, MVMC, under the control of the Receiver, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  Accordingly, at this point, it is uncertain what amount, if any, may ultimately be made available to the Company from the vault cash seized by law enforcement authorities, other assets that may be forfeited to the United States government, other assets controlled by the Receiver or in the MVMC bankruptcy estate, or from other potential sources of recovery, including proceeds from any insurance policies held by MVMC or its owner.  The Company currently believes that its existing insurance policies would cover any cash losses resulting from this incident, less related deductible payments.  Because the Company cannot reasonably estimate the amount of cash losses that may ultimately result from this incident at this point in time, no contingent loss has been reflected in the accompanying Consolidated Statements of Operations.  If new information comes to light and the recovery of any resulting cash losses is no longer deemed to be probable, the Company may be required to recognize a loss without a corresponding insurance receivable.

(13) Income Taxes

Income tax expense based on the Company’s income before income taxes was as follows for the three month periods ended March 31:

	2011	2010
	(In thousands)
Income tax expense	$5,447	$1,439
Effective tax rate	45.4%	25.4%

The Company’s effective tax rate during the three months ended March 31, 2011 is higher than the U.S. federal statutory rate of 35% and the Company’s estimated effective state tax rate of 3.5%, primarily due to operating losses in the Company’s United Kingdom operations, for which the Company did not report a tax benefit for financial reporting purposes. The lower effective tax rate in the same period in 2010 was due to the Company’s valuation allowance position in the United States and as a result, the Company recorded an estimate for state tax expense, U.S. alternative minimum tax and deferred taxes excluded from its valuation allowance position in the United States. The valuation allowance in the United States was subsequently released in the third quarter of 2010.

At this time, the Company does not expect that its United Kingdom and Mexico operations will be in a position in the near future to be able to more likely than not fully utilize their deferred tax assets, including their net operating loss carryforwards.  As a result, the deferred tax benefits associated with the United Kingdom and Mexico operations, to the extent they are not offset by deferred tax liabilities, have been fully reserved through a valuation allowance.

The deferred taxes associated with the Company’s unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(14) Segment Information

As of March 31, 2011, the Company’s operations consisted of its United States, United Kingdom, and Mexico segments.  The Company’s operations in Puerto Rico and the U.S. Virgin Islands are included in its United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

Management uses EBITDA to assess the operating results and effectiveness of its segments.  Management believes EBITDA is useful because it allows them to more effectively evaluate the Company’s operating performance and compare the results of its operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP.  In evaluating the Company's performance as measured by EBITDA, management recognizes and considers the limitations of this measurement.  EBITDA does not reflect the Company's obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA is only one of the measurements that management utilizes.  Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with U.S. GAAP.

Below is a reconciliation of EBITDA to net income attributable to controlling interests for the three month periods ended March 31:

	2011	2010
	(In thousands)
EBITDA	$31,948	$27,553
Less:
Interest expense, net, including amortization of deferred financing costs and bond discounts	5,024	7,948
Income tax expense	5,447	1,439
Depreciation and accretion expense	11,370	10,222
Amortization expense	3,627	3,979
Net income attributable to controlling interests	$6,480	$3,965

The following tables reflect certain financial information for each of the Company’s reporting segments for the three month periods ended March 31, 2011 and 2010.  All intercompany transactions between the Company’s reporting segments have been eliminated.

	For the Three Month Period Ended March 31, 2011
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$110,345	$21,058	$6,638	$—	$138,041
Intersegment revenues	860	—	9	(869)	—
Cost of revenues	72,610	16,439	4,953	(869)	93,133
Selling, general, and administrative expenses	11,086	1,392	526	—	13,004
Loss (gain) on disposal of assets	16	79	(18)	—	77

EBITDA	28,131	2,744	1,151	(78)	31,948

Depreciation and accretion expense	7,011	3,591	773	(5)	11,370
Amortization expense	3,141	480	6	—	3,627
Interest expense, net	3,743	1,067	214	—	5,024
Income tax expense	5,447	—	—	—	5,447

Capital expenditures (2)	$9,834	$5,211	$4	$—	$15,049

	For the Three Month Period Ended March 31, 2010
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$101,909	$18,621	$7,246	$—	$127,776
Intersegment revenues	678	—	—	(678)	—
Cost of revenues	69,149	14,351	5,250	(678)	88,072
Selling, general, and administrative expenses (1)	9,275	1,305	563	—	11,143
Loss (gain) on disposal of assets	161	223	(7)	—	377

EBITDA	23,652	2,713	1,453	(265)	27,553

Depreciation and accretion expense	6,626	2,943	658	(5)	10,222
Amortization expense	3,329	643	7	—	3,979
Interest expense, net	6,575	1,127	246	—	7,948
Income tax expense	1,439	—	—	—	1,439

Capital expenditures (2)	$6,001	$2,251	$353	$—	$8,605
____________

(1)
Selling, general, and administrative expenses for the three months ended March 31, 2010 include $0.6 million of costs associated with the preparation and filing of a shelf registration statement and the completion of a secondary equity offering, which negatively impacted the Company’s EBITDA during the period.

(2)
Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs, and capital expenditures financed by direct debt.  Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:
	March 31, 2011	December 31, 2010
	(In thousands)
United States	$495,903	$469,045
United Kingdom	74,784	70,750
Mexico	18,052	17,674
Eliminations	(127,007)	(102,154)
Total	$461,732	$455,315

(15) New Accounting Pronouncements

Adopted

Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued ASU 2009-13, which amends ASC 605, Revenue Recognition. This update removes the criterion that entities must use objective and reliable evidence of fair value in accounting for each deliverable separately. Instead, ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The Company adopted ASU 2009-13 as of January 1, 2011, which did not have a material impact on its consolidated financial position or results of operations.

Disclosures about Fair Value Measurements. In January 2010, the FASB issued ASU 2010-06, which amended ASC 820, Fair Value Measurements and Disclosures. This update added new requirements for disclosures about transfers into and out of Level 1 and 2 of the fair value hierarchy and activity in Level 3 of the hierarchy.  Additionally, it clarified existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted the provisions of ASU 2010-06 on January 1, 2010, except for the disclosures about the activity in Level 3 fair value measurements, which the Company adopted as of January 1, 2011.  The Company’s adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial position or results of operations.

Goodwill Impairment Test. In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  The Company adopted ASU 2010-28 as of January 1, 2011, which did not have a material impact on its consolidated financial position or results of operations.

 (16) Supplemental Guarantor Financial Information

The Company’s $200.0 million senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three month periods ended March 31, 2011 and 2010 and the condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$111,205	$27,705	$(869)	$138,041
Operating costs and expenses	2,301	91,563	28,221	(874)	121,211
Operating (loss) income	(2,301)	19,642	(516)	5	16,830
Interest expense, net, including amortization of deferred financing costs and bond discounts	361	3,382	1,281	—	5,024
Equity in earnings of subsidiaries	(14,068)	—	—	14,068	—
Other (income) expense, net	(128)	(511)	440	—	(199)
Income (loss) before income taxes	11,534	16,771	(2,237)	(14,063)	12,005
Income tax expense	4,981	466	—	—	5,447
Net income (loss)	6,553	16,305	(2,237)	(14,063)	6,558
Net income attributable to noncontrolling interests	—	—	—	78	78
Net income (loss) attributable to controlling interests and available to common stockholders	$6,553	$16,305	$(2,237)	$(14,141)	$6,480

	Three Months Ended March 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$102,587	$25,867	$(678)	$127,776
Operating costs and expenses	1,543	86,997	25,936	(683)	113,793
Operating (loss) income	(1,543)	15,590	(69)	5	13,983
Interest expense, net, including amortization of deferred financing costs and bond discounts	1,779	4,796	1,373	—	7,948
Equity in earnings of subsidiaries	(9,027)	—	—	9,027	—
Other expense (income), net	380	(30)	16	—	366
Income (loss) before income taxes	5,325	10,824	(1,458)	(9,022)	5,669
Income tax expense	1,100	339	—	—	1,439
Net income (loss)	4,225	10,485	(1,458)	(9,022)	4,230
Net income attributable to noncontrolling interests	—	—	—	265	265
Net income (loss) attributable to controlling interests and available to common stockholders	$4,225	$10,485	$(1,458)	$(9,287)	$3,965

Condensed Consolidating Balance Sheets

	As of March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$110	$2,035	$1,539	$—	$3,684
Accounts and notes receivable, net	36,410	19,184	4,668	(36,478)	23,784
Current portion of deferred tax asset, net	11,787	1,154	70	—	13,011
Other current assets	391	7,059	8,829	(6)	16,273
Total current assets	48,698	29,432	15,106	(36,484)	56,752
Property and equipment, net	—	94,931	66,552	(128)	161,355
Intangible assets, net	5,648	59,171	7,838	—	72,657
Goodwill	—	150,461	14,569	—	165,030
Investments in and advances to subsidiaries	14,535	—	—	(14,535)	—
Intercompany receivable (payable)	255,385	11,141	(14,401)	(252,125)	—
Deferred tax asset, net	—	—	741	—	741
Prepaid expenses, deferred costs, and other assets	—	2,766	2,431	—	5,197
Total assets	$324,266	$347,902	$92,836	$(303,272)	$461,732
Liabilities and Stockholders’ Equity (Deficit):
Current portion of long-term debt and notes payable	$—	$—	$3,345	$—	$3,345
Current portion of other long-term liabilities	—	20,574	2,923	—	23,497
Accounts payable and accrued liabilities	4,359	67,887	25,426	(36,478)	61,194
Current portion of deferred tax liability, net	—	—	741	—	741
Total current liabilities	4,359	88,461	32,435	(36,478)	88,777
Long-term debt	247,100	—	4,941	—	252,041
Intercompany payable	—	145,432	106,346	(251,778)	—
Deferred tax liability, net	13,383	1,093	70	—	14,546
Asset retirement obligations	—	13,793	13,894	—	27,687
Other long-term liabilities	—	18,232	1,025	—	19,257
Total liabilities	264,842	267,011	158,711	(288,256)	402,308
Stockholders’ equity (deficit)	59,424	80,891	(65,875)	(15,016)	59,424
Total liabilities and stockholders’ equity (deficit)	$324,266	$347,902	$92,836	$(303,272)	$461,732

Condensed Consolidating Balance Sheets – continued

	As of December 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$81	$2,219	$889	$—	$3,189
Accounts and notes receivable, net	31,898	16,465	4,074	(32,167)	20,270
Current portion of deferred tax asset, net	13,794	1,156	67	—	15,017
Other current assets	483	8,343	7,663	(6)	16,483
Total current assets	46,256	28,183	12,693	(32,173)	54,959
Property and equipment, net	—	94,972	61,626	(133)	156,465
Intangible assets, net	5,849	61,970	6,980	—	74,799
Goodwill	—	150,461	14,097	—	164,558
Investments in and advances to subsidiaries	(7,221)	—	—	7,221	—
Intercompany receivable (payable)	265,223	(2,180)	(8,486)	(254,557)	—
Deferred tax asset, net	—	—	715	—	715
Prepaid expenses, deferred costs, and other assets	—	3,020	799	—	3,819
Total assets	$310,107	$336,426	$88,424	$(279,642)	$455,315
Liabilities and Stockholders’ Equity (Deficit):
Current portion of long-term debt and notes payable	$—	$—	$3,076	$—	$3,076
Current portion of other long-term liabilities	—	20,944	3,549	—	24,493
Accounts payable and accrued liabilities	10,266	70,273	22,338	(32,167)	70,710
Current portion of deferred tax liability, net	—	—	715	—	715
Total current liabilities	10,266	91,217	29,678	(32,167)	98,994
Long-term debt	246,200	—	5,557	—	251,757
Intercompany payable	—	149,935	104,271	(254,206)	—
Deferred tax liability, net	9,387	814	67	—	10,268
Asset retirement obligations	—	15,485	11,172	—	26,657
Other long-term liabilities	—	21,630	1,755	—	23,385
Total liabilities	265,853	279,081	152,500	(286,373)	411,061
Stockholders’ equity (deficit)	44,254	57,345	(64,076)	6,731	44,254
Total liabilities and stockholders’ equity (deficit)	$310,107	$336,426	$88,424	$(279,642)	$455,315

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(2,549)	$14,155	$3,349	$—	$14,955
Additions to property and equipment	—	(9,482)	(4,119)	—	(13,601)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(352)	(1,096)	—	(1,448)
Net cash used in investing activities	—	(9,834)	(5,215)	—	(15,049)
Proceeds from borrowings of long-term debt	52,600	38,791	—	(38,791)	52,600
Repayments of long-term debt and capital leases	(51,700)	(43,296)	(673)	43,296	(52,373)
Issuance of long-term notes receivable	(38,791)	—	—	38,791	—
Payments received on long-term notes receivable	43,296	—	—	(43,296)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(1,051)	—	(1,051)
Proceeds from exercises of stock options	2,635	—	—	—	2,635
Repurchase of capital stock	(962)	—	—	—	(962)
Intercompany operating loan (repayments) advances	(4,500)	—	4,500	—	—
Net cash provided by (used in) financing activities	2,578	(4,505)	2,776	—	849
Effect of exchange rate changes on cash	—	—	(260)	—	(260)
Net increase (decrease) in cash and cash equivalents	29	(184)	650	—	495
Cash and cash equivalents as of beginning of period	81	2,219	889	—	3,189
Cash and cash equivalents as of end of period	$110	$2,035	$1,539	$—	$3,684

	Three Months Ended March 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$371	$6,192	$2,623	$—	$9,186
Additions to property and equipment	—	(5,952)	(2,574)	—	(8,526)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(50)	(29)	—	(79)
Net cash used in investing activities	—	(6,002)	(2,603)	—	(8,605)
Repayments of long-term debt and capital leases	—	(139)	(508)		(647)
Proceeds from exercises of stock options	110	—	—	—	110
Repurchase of capital stock	(260)	—	—	—	(260)
Net cash used in financing activities	(150)	(139)	(508)	—	(797)
Effect of exchange rate changes on cash	—	—	461	—	461
Net increase (decrease) in cash and cash equivalents	221	51	(27)	—	245
Cash and cash equivalents as of beginning of period	40	8,400	2,009	—	10,449
Cash and cash equivalents as of end of period	$261	$8,451	$1,982	$—	$10,694

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
•
our ability to respond to recent and future regulatory changes, including implementation of regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which may impact the ATM and financial services industries;

•	our ability to respond to potential reductions in the amount of interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs;
•	our ability to provide new ATM solutions to financial institutions;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers;
•	the implementation of our corporate strategy, including successful implementation of certain strategic organizational changes that were recently initiated;
•	our ability to compete successfully with new and existing competitors;
•	our ability to renew and strengthen our existing customer relationships and add new customers;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	our ability to pursue and successfully integrate acquisitions;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to prevent security breaches;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	our ability to manage concentration risks with key customers, vendors and service providers;
•	changes in interest rates and foreign currency rates; and
•	the additional risks we are exposed to in our armored transport business.

Other factors that could cause our actual results to differ from our projected results are described in (1)  our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”), (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (“SEC”) and (3) other announcements we make from time to time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. owns the world’s largest non-bank network of automated teller machines (“ATM”) and multi-function financial services kiosks.  As of March 31, 2011, our network included over 37,200 devices throughout the United States (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom, and Mexico, primarily within national and regional merchant locations.  Included within this number were approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers.

Also included in our network (and the machine count shown above) as of March 31, 2011 were approximately 4,000 ATMs to which we provided various forms of managed services solutions.  Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining, as well as at times owning, their ATM fleets.  Under these types of arrangements, we typically receive a fixed monthly management fee in return for providing certain services, including monitoring, maintenance, cash management, customer service, and transaction processing.  We do not receive surcharge and interchange fees in these arrangements, but rather those amounts are passed on to our customers.

We also partner with leading national financial institutions to brand selected ATMs and financial services kiosks within our network. As of March 31, 2011, over 12,000 of our devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers. Additionally, we own and operate the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 43,000 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. The Allpoint network includes a majority of our ATMs in the United States, Puerto Rico and Mexico, all of our ATMs in the United Kingdom, over 5,000 locations in Australia through a partnership with a local ATM owner and operator, and approximately 8,300 ATMs in the United States operated by third parties. Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties.  For additional discussion of our operations and the manners in which we derive revenues, please refer to our 2010 Form 10-K.

Strategic Outlook

Over the past several years, we have expanded our operations through acquisitions, the launch of our EFT transaction processing platform, the launch of our armored courier operation in the United Kingdom, the continued deployment of ATMs in high-traffic locations under our contracts with well-known retailers, the development of bank branding relationships, and the expansion of our surcharge-free ATM network, Allpoint. In 2010, we continued to expand our operations through many of these activities, as well as through our managed services offerings.

During the quarter ended March 31, 2011, we saw a continuation of the activities outlined above, and we expect to launch additional initiatives during the remainder of the year to further leverage the significant investment that we have made in the development of our extensive ATM and financial services kiosk network.  In particular, we see opportunities to further expand our operations in the remainder of 2011 through the following:

•
Increasing our number of deployed devices with existing as well as new merchant relationships.  We believe that there is a significant opportunity to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs.  Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities.  Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs as well as those that have existing ATM programs but that are looking for a new ATM provider.  We believe that our size and scale, as well as our proven operational track record and multiple financial service offerings, including our bank branding and Allpoint surcharge-free offerings, make us well-positioned to capitalize on these opportunities as they arise.

•
Working with non-traditional financial institutions and card issuers to further leverage our extensive ATM and financial services kiosk network.  We believe that there are opportunities to develop relationships with non-traditional financial institutions and card issuers that are seeking an extensive and convenient ATM network to complement their new card offerings.  In particular, we believe that many of the prepaid debit card issuers that exist today in the United States can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis.  For example, in first quarter of 2011, we announced a partnership with Univision whereby cardholders of the recently-launched Univision MasterCard® Prepaid Card will have surcharge-free access to the ATMs included within the Allpoint network.  This represents an entirely new card base of potential customers that will now be actively directed to use our ATM network.

•
Increasing transaction levels at our existing locations.  We believe that there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations.  On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks.  In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding, we are working on developing new initiatives to potentially drive incremental transactions over our existing ATM locations.

•
International expansion. We currently operate in the United States (including the territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom and Mexico. We believe that there may be further opportunities to expand our business outside the United States.

Longer term, we believe there are opportunities to not only expand our ATM and financial services kiosk network, but to also expand the types of services that we offer through that network.  We believe that recent industry regulatory changes coupled with the proliferation of stored-value prepaid debit cards provide us with a unique opportunity to leverage our extensive retail ATM and financial services kiosk network to provide a broader array of automated financial services to financial institutions and card issuers.  For example, with recently enacted and pending regulatory changes with respect to credit cards, debit cards and traditional demand deposit accounts, there is a considerable amount of uncertainty surrounding many of the revenue streams traditionally earned by financial institutions.  As a result, we believe that our network of ATMs located in prime retail locations represents an attractive and affordable option for financial institutions looking to continue to expand their ATM network in a cost-effective manner.  Additionally, we believe that the selective deployment of devices that perform other financial services, including check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide the convenience of branch banking in an off-premise retail setting.

Recent Events

Withdrawal Transaction and Revenue Trends – United States. During the three months ended March 31, 2011, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 3.8% when compared to the prior year. We define same-store ATMs as all ATMs that were continuously transacting for the trailing 16-month period to ensure the exclusion of any new growth or mid-month installations.

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

As our surcharge-free offerings continue to grow in the United States, so do the interchange revenues we earn from the networks and card-issuing financial institutions whose customers utilize our ATMs.  However, certain networks have recently reduced the net interchange fees paid to ATM deployers for transactions routed through their networks.  For example, during April 2010, a global network brand in the United States reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network.  As a result, we have recently seen certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by this network.  This rate change and the increased volume conducted on the lower-priced network have reduced our interchange revenues as well as our ATM operating gross profits. Additionally, another network brand in the United States recently announced that it will increase the fees it charges to ATM deployers beginning in April 2011, which will reduce the net interchange fees received from this network. If additional financial institutions move to take advantage of the lower interchange rate, or if additional networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits would be negatively impacted.

However, on the other hand, many United States banks serving the market for consumer banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially less cost than building their own ATM networks. Additionally, we believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending their customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements and we believe that there will be continued growth in such arrangements.

Withdrawal Transaction and Revenue Trends – United Kingdom. In the United Kingdom, total same-store cash withdrawal transactions increased by approximately 5.3% for the three months ended March 31, 2011 when compared to the prior year. We continued to see a shift in the mix of ATMs in the United Kingdom (i.e., less pay-to-use ATMs and more surcharge-free, or “free-to-use” ATMs); therefore, we have been installing more free-to-use machines in this market. Specifically, the average number of free-to-use machines we had in the United Kingdom for the three month period ended March 31, 2011 increased by approximately 68% compared to the same period last year, whereas the number of pay-to-use machines decreased by approximately 15%. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated to higher overall revenues. However, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network, were reduced effective as of January 1, 2011. LINK sets the interchange rates in the United Kingdom annually by using a cost-based methodology that incorporates the interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2009 are considered for determining the 2011 interchange rate). As a result, the interchange revenues generated by some of our ATMs in that market declined by approximately $1.4 million for the three months ended March 31, 2011.

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

Our majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee-only rather than selecting the interchange-only option, and subsequently increased the amount of our surcharge fees to compensate for the loss of interchange fees that we previously earned on such ATM transactions.  Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.  As a result of the above developments, we have reduced our ATM deployments in Mexico and are working on strategies to mitigate the negative effects of these events, such as a bank branding agreement that was signed during the quarter ended March 31, 2011 with Grupo Financiero Banorte (“Banorte”), to brand up to 2,000 machines in that market.  If we are unsuccessful in such efforts, our overall profitability in that market will decline.  If such declines are significant, we may be required to record an impairment charge in future periods to write down the carrying value of certain existing tangible and intangible assets associated with that operation.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated.  Percentages may not add due to rounding.

	Three Months Ended March 31,
	2011	2010
Revenues:
ATM operating revenues	96.4%	98.4%
ATM product sales and other revenues	3.6	1.6
Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	64.3	67.2
Cost of ATM product sales and other revenues	3.1	1.7
Total cost of revenues	67.5	68.9
Gross profit	32.5	31.1
Operating expenses:
Selling, general, and administrative expenses	9.4	8.7
Depreciation and accretion expense	8.2	8.0
Amortization expense	2.6	3.1
Loss on disposal of assets	0.1	0.3
Total operating expenses	20.3	20.1
Income from operations	12.2	10.9
Other (income) expense:
Interest expense, net	3.5	5.7
Amortization of deferred financing costs and bond discounts	0.2	0.5
Other (income) expense	(0.1)	0.3
Total other expense	3.5	6.5
Income before income taxes	8.7	4.4
Income tax expense	3.9	1.1
Net income	4.8	3.3
Net income attributable to noncontrolling interests	0.1	0.2
Net income attributable to controlling interests and available to common stockholders	4.7%	3.1%
________________

(1)
Excludes effects of depreciation, accretion, and amortization expense of $13.4 million and $12.3 million for the three month periods ended March 31, 2011 and 2010, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.7% and 9.6% for the three month periods ended March 31, 2011 and 2010, respectively.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Average number of transacting ATMs:
United States: Company-owned	18,870	18,128
United Kingdom	3,025	2,712
Mexico	2,917	2,745
Subtotal	24,812	23,585
United States: Merchant-owned	8,306	8,814
Average number of transacting ATMs: ATM operations	33,118	32,399

United States: Managed services (1)	3,905	2,796
United Kingdom: Managed services	11	—
Average number of transacting ATMs: Managed services	3,916	2,796

Total average number of transacting ATMs	37,034	35,195

Total transactions (in thousands):
ATM operations	108,938	95,603
Managed services	5,449	3,469
Total transactions	114,387	99,072

Total cash withdrawal transactions (in thousands):
ATM operations	66,624	60,131
Managed services	3,731	2,761
Total cash withdrawal transactions	70,355	62,892

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	671	619

ATM operating revenues	$1,320	$1,288
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) (2) (3)	878	883
ATM operating gross profit (2) (3)	$442	$405

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	33.3%	31.7%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	23.2%	21.9%
____________

(1)	Includes 2,505 and 2,506 ATMs for the three months ended March 31, 2011 and 2010, respectively, for which we only provided EFT transaction processing services.

(2)
Excludes effects of depreciation, accretion, and amortization expense of $13.4 million and $12.3 million for the three month periods ended March 31, 2011 and 2010, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $135 and $126 for the three month periods ended March 31, 2011 and 2010, respectively.

(3)
ATM operating gross profit is a measure of profitability that uses only the revenues and expenses that relate to operating the ATMs in our portfolio. Revenues and expenses from ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended March 31,
	2011	2010	% Change
	(In thousands)
ATM operating revenues	$133,099	$125,687	5.9%
ATM product sales and other revenues	4,942	2,089	136.6%
Total revenues	$138,041	$127,776	8.0%

ATM operating revenues. ATM operating revenues generated during the three month period ended March 31, 2011 increased $7.4 million from the three month period ended March 31, 2010. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended March 31, 2010 to Three Months Ended March 31, 2011
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$43	$(836)	$617	$(176)
Interchange revenues	895	3,242	(1,309)	2,828
Bank branding and surcharge-free network revenues	2,540	—	9	2,549
Managed services revenues	1,440	39	—	1,479
Other revenues	612	—	120	732
Total increase (decrease) in ATM operating revenues	$5,530	$2,445	$(563)	$7,412

United States.  During the three month period ended March 31, 2011, our United States operations experienced a $5.5 million, or 6%, increase in ATM operating revenues compared to the same period in 2010.  This increase was primarily due to an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding programs and our Allpoint surcharge-free network. Additionally, managed services revenue increased as a result of the expansion of these services in the past year, which resulted in the addition of approximately 1,000 machines operating under managed services arrangements.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United States operations, see Recent Events - Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom.  Our United Kingdom operations experienced a $2.4 million, or 13%, increase in ATM operating revenues during the three month period ended March 31, 2011, when compared to the same period in 2010.  This increase was due primarily to higher interchange revenues as a result of a 40% increase in the total number of transactions conducted on our ATMs in that market.  The increased level of transactions was primarily attributable to two factors:  (1) a 12% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2010 and the first three months of 2011 at locations of new and existing customers, and (2) a 10% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs on a same-store basis.  Conversely, we experienced a decline in surcharge transactions per ATM that resulted in a decline in the amount of surcharge revenues generated by our United Kingdom operations.  Excluding the favorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $1.9 million, or 10%, when compared to the same period in 2010.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United Kingdom operations, see Recent Events - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Mexico.  The $0.6 million, or 8%, decline in ATM operating revenues generated by our Mexico operations during the three month period ended March 31, 2011 was the result of a 26% decline in the total number of transactions, which we believe resulted from recent regulatory changes in Mexico. The new ATM fee rules adopted by the Central Bank of Mexico, which went into effect in May 2010, require ATM operators to choose between receiving an interchange fee from the consumer’s card issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs.  In response to the ATM fee rules, we subsequently increased the surcharge rates charged at our ATMs to compensate for the loss of interchange fees that we previously earned on such ATM transactions.  Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.  As a result of these developments, we have reduced our ATM deployments in Mexico and are working on strategies to mitigate the negative effects of these events such as a bank branding agreement with Banorte that was signed during the quarter to brand up to 2,000 machines in that market.  Finally, foreign currency exchange rate movements between the two periods favorably impacted the revenues earned by our Mexico business during the three month period ended March 31, 2011, which without these effects, the decline over prior year would have been $0.9 million, or 13%.

ATM product sales and other revenues.  ATM product sales and other revenues for the three month period ended March 31, 2011 were significantly higher than those generated during the same period in 2010, due to increased equipment sales and higher value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. Over the past few years, financial institutions and other businesses reduced their ATM purchases in response to the weak economic climate; however, the first quarter equipment and VAR sales results indicate some improvement in this area of our business. We also believe that new regulations under the Americans with Disabilities Act, which will come into effect in 2012, are driving the replacement of certain noncompliant ATMs.

Cost of Revenues

	Three Months Ended March 31,
	2011	2010	% Change
	(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$88,786	$85,879	3.4%
Cost of ATM product sales and other revenues	4,347	2,193	98.2%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$93,133	$88,072	5.7%

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three month period ended March 31, 2011 increased $2.9 million when compared to the same period in 2010.  Below is the detail, by segment, of changes in the various components of our cost of ATM operating revenues:

	Variance: Three Months Ended March 31, 2010 to Three Months Ended March 31, 2011
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$287	$167	$(19)	$435
Vault cash rental expense	142	(192)	(45)	(95)
Other costs of cash	100	598	(169)	529
Repairs and maintenance	289	204	—	493
Communications	28	73	25	126
Transaction processing	(959)	254	(22)	(727)
Stock-based compensation	66	—	—	66
Other expenses	1,062	983	35	2,080
Total increase (decrease) in cost of ATM operating revenues	$1,015	$2,087	$(195)	$2,907

United States.  During the three month period ended March 31, 2011, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $1.0 million when compared to the same period in 2010. The year-over-year increase was partially attributable to payments made to third parties for transactions on their ATMs through our Allpoint network.  Other cost of ATM operating revenues generally increased as a result of higher total machine count in the United States that we provide services to (including managed services).  Offsetting these increases was a $1.0 million decrease in transaction processing expense due to the conversion of our ATMs located in 7-Eleven locations over to our EFT processing platform from a third-party processor.

United Kingdom.  In the quarter ended March 31, 2011, our United Kingdom operations experienced a $2.1 million increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) when compared to the same period in 2010.  This increase was due primarily to the increase in number of average transacting ATMs associated with these operations, which increased by 12% to 3,025 for the three months ended March 31, 2011 from 2,712 in the comparable period last year.  As noted above in our discussion of revenues, the majority of our newly-deployed ATMs in the United Kingdom are high transacting, free-to-use ATMs, which frequently carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating.  As a result, we expected to see an overall increase in several categories of the cost of ATM operating revenues.  Also contributing to the increased cost of ATM operating revenues was an increase in cash losses, as a result of several thefts of cash on our ATMs in that market.  The foreign currency exchange rate movements between periods further contributed to the overall increase in cost of ATM operating revenues.  Excluding the impact of the exchange rate movements, our cost of ATM operating revenues for the three months ended March 31, 2011 would have been $1.7 million higher than the same period last year.

Mexico.  The decreased costs incurred by our Mexico operations during the three month period ended March 31, 2011 were primarily attributable to the decline in the total number of transactions in that market, as explained in Revenues above.  We also were successful in reducing our armored fees, which are included in Other cost of cash above, from the prior year.

Cost of ATM product sales and other revenues.  The $2.2 million increase in the cost of ATM product sales and other revenues during the three month period ended March 31, 2011 compared to the same period in 2010 was consistent with the $2.9 million increase in ATM product sales and other revenues discussed above, and was primarily attributable to the increased equipment sales to distributors and merchants during the period.

Gross Profit Margin

	Three Months Ended March 31,
	2011	2010
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	33.3%	31.7%
Inclusive of depreciation, accretion, and amortization	23.2%	21.9%
ATM product sales and other revenues gross profit margin	12.0%	(5.0)%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.5%	31.1%
Inclusive of depreciation, accretion, and amortization	22.8%	21.5%

ATM operating gross profit margin.  For the three month period ended March 31, 2011, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased by 1.6 percentage points when compared to the same period in 2010.  Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased by 1.3 percentage points during the three months ended March 31, 2011, when compared to the same period in 2010.  These increases were due to higher margins earned in our United States operating segment during the quarter.  The margin improvement in the United States was primarily attributable to year-over-year increases in revenues from our bank branding, surcharge-free offerings, and managed services agreements during the quarter. Partially offsetting the increase in margin from our United States operating segment were decreases in the gross profit margins generated by our United Kingdom and Mexico operating segments.

In the United Kingdom, the margin decrease was attributable to our higher mix of free-to-use machines compared to last year and the decrease in the interchange fees paid by LINK, as explained in Recent Events – Withdrawal Transaction and Revenue Trends – United Kingdom.  In Mexico, gross profit margin for the three month period was negatively impacted by the ATM fee rules adopted by the Central Bank of Mexico in May 2010, as explained in Recent Events – Change in Mexico Fee Structure above.  However, as noted previously, we are working on mitigating the negative effects of this regulatory change and expect to increase our profitability in the future.

We expect to see continued expansion in our branding and surcharge-free arrangements, as well as our managed services offerings.  However, the continued pressure on withdrawal transactions in Mexico and interchange rate declines in the United States and United Kingdom could offset margin improvement we might otherwise expect to realize. As a result, we currently expect that our total gross profit margin level for the full year of 2011 will be relatively consistent with the margin levels achieved during the first three months of 2011.

ATM product sales and other revenues gross profit margin.  For the three month period ended March 31, 2011, our ATM product sales and other revenues gross profit margin increased by 17.0 percentage points when compared to the same period in 2010.  The increase in the three month periods ended March 31, 2011 were due to higher sales and the corresponding margins achieved on VAR, equipment, and other service sales during the quarter.

Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2011	2010	% Change
	(In thousands)
Selling, general, and administrative expenses	$11,039	$9,883	11.7%
Stock-based compensation	1,965	1,260	56.0%
Total selling, general, and administrative expenses	$13,004	$11,143	16.7%

Percentage of total revenues:
Selling, general, and administrative expenses	8.0%	7.7%
Stock-based compensation	1.4%	1.0%
Total selling, general, and administrative expenses	9.4%	8.7%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation.  SG&A expenses, excluding stock-based compensation, increased $1.2 million for the three month period ended March 31, 2011 when compared to the same period in 2010. This increase was primarily attributable to higher employee-related costs compared to the same period last year due to increased headcount (including costs related to the expansion of our corporate marketing capabilities) and higher incentive-based compensation accruals as a result of continued improvements in operational and financial results.  In addition, we incurred higher professional fees in the three month period ended March 31, 2011. Partially offsetting the increases were costs incurred in the first quarter of 2010, including costs incurred related to the preparation and filing of a shelf registration statement and the completion of a secondary equity offering, which were not repeated in 2011.

Stock-based compensation.  The increase in stock-based compensation during the three month period ended March 31, 2011 was due to the issuance of additional shares of restricted stock during 2010 and the first three months of 2011.  Particularly, during the three months ended March 31, 2011, we issued grants under our 2011 Long Term Incentive Plan (the “2011 LTIP”), which initially vest based on performance-based requirements followed by vesting requirements based on continued employment of the employee.  Although these awards are not yet considered to be earned and outstanding, we recognized compensation expense based on the ultimate awards we expect to grant in 2012. For additional details on these equity awards, see Item 1, Notes to Consolidated Financial Statements, Note 2, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended March 31,
	2011	2010	% Change
	(In thousands)
Depreciation expense	$10,678	$9,601	11.2%
Accretion expense	692	621	11.4%
Depreciation and accretion expense	$11,370	$10,222	11.2%

Percentage of total revenues:
Depreciation expense	7.7%	7.5%
Accretion expense	0.5%	0.5%
Total depreciation and accretion expense	8.2%	8.0%

For the three month period ended March 31, 2011, both depreciation expense and accretion expense increased when compared to the same period in 2010.  These increases were primarily the result of the deployment of additional Company-owned ATMs in the first quarter of 2011 and throughout 2010.  When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization Expense

	Three Months Ended March 31,
	2011	2010	% Change
	(In thousands)
Amortization expense	$3,627	$3,979	(8.8)%

Percentage of total revenues	2.6%	3.1%

Amortization expense is primarily comprised of the amortization of intangible merchant contracts and relationships associated with our past acquisitions. The decrease in amortization during the three months ended March 31, 2011 as compared to the same period in 2010 was due to certain domestic contract intangible assets that were fully amortized during 2010.

Loss on Disposal of Assets

	Three Months Ended March 31,
	2011	2010	% Change
	(In thousands)
Loss on disposal of assets	$77	$377	(79.6)%

Percentage of total revenues	0.1%	0.3%

We recognized lower losses on disposal of assets during the three months ended March 31, 2011 as compared to the same period in 2010, partly as a result of a change in estimated useful lives associated with our ATMs and certain of our ATM-related assets during the comparable period in 2010. Furthermore, the decrease also resulted from a decrease in the number of assets that we removed during the first quarter of 2011 compared to the same period in 2010.

Interest Expense, Net

	Three Months Ended March 31,
	2011	2010	% Change
	(In thousands)
Interest expense, net	$4,813	$7,318	(34.2)%
Amortization of deferred financing costs and bond discounts	211	630	(66.5)%
Total interest expense, net	$5,024	$7,948	(36.8)%

Percentage of total revenues	3.6%	6.2%

Interest expense, net.  Interest expense, net, decreased during the three month period ended March 31, 2011, when compared to the same period in 2010, due to the reduction in long-term debt outstanding and a lower interest rate on our senior subordinated notes.  During the third quarter of 2010, we completed a series of transactions to extend the maturity of our committed access to debt financing and reduce our long-term borrowing costs, including: (1) the execution of a new $175.0 million revolving credit facility in July; (2) the redemption of our $200.0 million 9.25% senior subordinated notes – Series A and our $100 million 9.25% senior subordinated notes – Series B, both of which were due 2013; and (3) the issuance of $200 million 8.25% senior subordinated notes due 2018.  As a result of these transactions, we expect that our net interest expense will continue to be lower for the remainder of 2011 and for the foreseeable future, absent any additional significant borrowings under the new credit facility.

Amortization of deferred financing costs and bond discounts. The decrease in the amortization of deferred financing costs and bond discounts during the three month period ended March 31, 2011 from the same period in 2010 was due to a decrease in the deferred financing cost balance after the write-off of certain costs related to the redeemed $300 million 9.25% senior subordinated notes and our old $175.0 million revolving credit facility, partially offset by the additional costs capitalized related with the issuance of the $200.0 million 8.25% senior subordinated notes due 2018, which will be deferred and amortized over the underlying term of the agreement. Additionally, because the $200.0 million senior subordinated notes were issued at par, we will no longer have amortization expense related to bond discounts.

Income Tax  Expense

	Three Months Ended March 31,
	2011	2010	% Change
	(In thousands)
Income tax expense	$5,447	$1,439	278.5%

Effective tax rate	45.4%	25.4%

Our income tax expense during the three month period ended March 31, 2011 increased over the same period in 2010 due to the release of all domestic deferred tax asset valuation allowances in 2010, based on our determination that it was more likely than not that we will be able to realize the benefits associated with our net deferred tax asset positions in the future.  As a result, we now record federal and state income tax expense based on our earnings in our United States segment. We continue to maintain valuation allowances for our net deferred tax asset positions in the United Kingdom and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized. Although we had approximately $28.9 million of United States federal net operating loss carryforwards for federal income tax purposes as of December 31, 2010, we expect that these will be fully utilized over the next 12 to 24 months and, depending on operating results and levels of capital expenditures, we could be in a tax-paying position with respect to United States federal taxes in the near future.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. We believe that the presentation of these measures and the identification of unusual or non-recurring certain adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. EBITDA, Adjusted EBITDA, Adjusted Net Income, Free Cash Flow and amounts provided on a constant currency basis are non-GAAP financial measures provided as a complement to results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies.

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. EBITDA, Adjusted EBITDA and Adjusted Net Income also do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt.  The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt.  Amounts provided on a constant currency basis are calculated by applying the foreign exchange rate in effect for the applicable prior period to the current year amounts denominated in the respective local currencies. The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP.

A reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income to their most comparable U.S. GAAP financial measures and a calculation of Free Cash Flow are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$6,480	$3,965
Adjustments:
Interest expense, net	4,813	7,318
Amortization of deferred financing costs and bond discounts	211	630
Income tax expense	5,447	1,439
Depreciation and accretion expense	11,370	10,222
Amortization expense	3,627	3,979
EBITDA	$31,948	$27,553

Add back:
Loss on disposal of assets (1)	77	377
Other (income) expense (2)	(209)	341
Noncontrolling interests (3)	(495)	(437)
Stock-based compensation expense (4)	2,221	1,449
Adjusted EBITDA	$33,542	$29,283
Less:
Interest expense, net (4)	4,708	7,198
Depreciation and accretion expense (4)	10,991	9,899
Income tax expense (at 35%) (5)	6,245	4,265
Adjusted Net Income	$11,598	$7,921

Adjusted Net Income per share	$0.28	$0.20
Adjusted Net Income per diluted share	$0.27	$0.19

Weighted average shares outstanding – basic	41,512,171	39,850,122
Weighted average shares outstanding – diluted	42,269,940	40,721,310
_________________

(1)	Primarily comprised of losses on the disposal of fixed assets that were incurred with the deinstallation of ATMs during the periods.
(2)	Amounts exclude unrealized (gains) losses related to derivatives not designated as hedging instruments.
(3)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our 51% ownership interest in the Adjusted EBITDA of its Mexico subsidiary.
(4)	Amounts exclude 49% of the expenses incurred by our Mexico subsidiary as such amounts are allocable to the noncontrolling interest shareholders.
(5)	35% represents our estimated long-term, cross-jurisdictional effective tax rate.

Calculation of Free Cash Flow

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash provided by operating activities	$14,955	$9,186
Payments for capital expenditures	(15,049)	(8,605)
Free cash flow	$(94)	$581

Liquidity and Capital Resources

Overview

As of March 31, 2011, we had $3.7 million in cash and cash equivalents on hand and $255.4 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities.  Furthermore, we have historically used cash to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund ongoing capital expenditures. Accordingly, we will typically reflect a working capital deficit position and carry a small cash balance on our books.

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we expect to continue to generate positive operating cash flows in the remainder of 2011 and beyond, we expect to continue repaying the amounts outstanding under our revolving credit facility. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $15.0 million for the three months ended March 31, 2011 compared to net cash provided by operating activities of $9.2 million during the same period in 2010. The year-over-year increase was primarily attributable to the generation of higher operating profits in 2011 when compared to 2010 as a result of higher revenues and operating margins.

Investing Activities

Net cash used in investing activities totaled $15.0 million for the three months ended March 31, 2011 compared to $8.6 million during the same period in 2010. The year-over-year increase was the result of higher capital expenditures incurred this quarter to purchase new ATMs to be installed in the first part of 2011.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for the remainder of 2011 will total approximately $35.0 million, the majority of which will be utilized to purchase additional devices for our Company-owned accounts and enhance our existing devices with additional functionalities. We expect these expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. These acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities

Net cash provided by financing activities totaled $0.8 million for the three months ended March 31, 2011 compared to net cash used of $0.8 million during the same period in 2010.  During the three months ended March 31, 2011, we received approximately $2.6 million from proceeds from exercises of stock options compared to $0.1 million during the same period in 2010.  In both 2011 and 2010, our operating cash flows were used primarily for capital expenditures, and as a result, the changes in debt outstanding were minimal in both periods.

Financing Facilities

As of March 31, 2011, we had $255.4 million in outstanding long-term debt, which was comprised of: (1) $200.0 million of senior subordinated notes, (2) $47.1 million in borrowings under our revolving credit facility, and (3) $8.3 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. In July 2010, we entered into a new $175.0 million revolving credit facility and terminated our previous revolving credit facility of the same amount.  The new facility, which is led by a syndicate of banks including JPMorgan Chase and Bank of America, provides us with $175.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has a termination date of July 2015, which was extended during the third quarter of 2010 from the initial termination date of February 2013 due to the refinancing of our senior subordinated notes (discussed below). Additionally, the credit agreement contains a feature that allows us to expand the facility up to $250 million, subject to the availability of additional bank commitments by existing or new syndicate participants and other conditions.

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

As of March 31, 2011, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 3.1%.  Additionally, as of March 31, 2011, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings, allowing us to borrow an additional $123.6 million under the facility based on such covenants.

Senior Subordinated Notes. In August 2010, we issued $200.0 million senior subordinated notes due in September 2018 (the “2018 Notes”).  The 2018 Notes are subordinate to borrowings made under the revolving credit facility and carry an 8.25% coupon. Interest is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by our domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which we have considerable flexibility. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the indenture. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket.

As of March 31, 2011, we were in compliance with all applicable covenants required under the Notes.

Other Borrowing Facilities

•
Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. This facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of March 31, 2011) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general purposes for our United Kingdom operations. As of March 31, 2011, there was no amount outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.

•
Cardtronics Mexico equipment financing agreements. Between 2006 and 2010, Cardtronics Mexico entered into 10 separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.40%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of March 31, 2011, approximately $98.8 million pesos ($8.3 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the equipment financing agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of March 31, 2011, the total amount of the guarantees was $50.4 million pesos ($4.2 million U.S.).

New Accounting Standards

For a description of the accounting standards that we adopted during 2011, see Item 1, Notes to Consolidated Financial Statements, Note 15, New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2010 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2011, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Notional Amounts United States	Notional Amounts United Kingdom	Notional Amounts Consolidated (1)	Weighted Average Fixed Rate	Terms
(In thousands)
$625,000	£75,000	$745,575	3.43%	April 1, 2011 – December 31, 2011
$750,000	£50,000	$830,384	3.45%	January 1, 2012 – December 31, 2012
$750,000	£25,000	$790,192	3.35%	January 1, 2013 – December 31, 2013
$750,000	£—	$750,000	3.29%	January 1, 2014 – December 31, 2014
$550,000	£—	$550,000	3.27%	January 1, 2015 – December 31, 2015
$350,000	£—	$350,000	3.28%	January 1, 2016 – December 31, 2016
________
(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.60 to £1.00, which was the exchange rate in effect as of March 31, 2011.

The following table presents a hypothetical sensitivity analysis of our annual vault cash interest expense based on our outstanding vault cash balances as of March 31, 2011 and assuming a 100 basis point increase in interest rates:

	Vault Cash Balance as of March 31, 2011			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,032.6	$1,032.6		$10.3	$10.3		$4.1	$4.1
United Kingdom		£140.1	225.2		£1.4	2.3		£0.7	1.0
Mexico	p$	551.3	46.2	p$	5.5	0.5	p$	5.5	0.5
Total			$1,304.0			$13.1			$5.6

As of March 31, 2011, we had a net liability of $37.6 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the estimated fair value of the instruments as of such date. For additional information on our accounting treatment of these swaps and the calculation of their fair value, see Item 1, Notes to Consolidated Financial Statements, Note 10, Derivative Financial Instruments and Note 11, Fair Value Measurements.

As of March 31, 2011, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico, as we have historically not deemed it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in this market.

Interest expense.  Our interest expense is also sensitive to changes in the interest rates in the United States, as our borrowings under our revolving credit facility accrue interest at floating rates. Based on the $47.1 million outstanding under the facility as of March 31, 2011, an increase of 100 basis points in the underlying interest rate would have had a $0.5 million impact on our interest expense in the three month period then ended. However, there is no guarantee that we will not borrow additional amounts under the facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the United Kingdom and Mexico, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our United Kingdom and Mexico operations into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive loss in our consolidated financial statements. As of March 31, 2011, such accumulated translation loss totaled approximately $25.0 million compared to approximately $26.6 million as of December 31, 2010.

Our consolidated financial results were positively impacted by an increase in the value of the British pound relative to the United States dollar during the three month period ended March 31, 2011. Additionally, our consolidated financial results were also positively impacted by changes in the value of the Mexican peso relative to the United States dollar for the three month period ended March 31, 2011. A sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the British pound during the three months ended March 31, 2011, the effect upon our United Kingdom operations’ operating income would have been immaterial.  Similarly, a sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the Mexican peso during the three months ended March 31, 2011, the effect upon our Mexico operation’s operating income would also have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

In 2009, our United Kingdom operations began to generate cash flows from operations that exceeded our capital growth needs in that market.  This excess cash was used to partially repay certain advances and interest on intercompany debt.  Prior to 2009, most of our United Kingdom operations’ intercompany payable balances to the United States entities had been deemed to be long-term in nature and were revalued to other comprehensive income (loss) as our United Kingdom operations had not generated sufficient cash flows to cover its operational and capital expansion needs.  Due to the improved financial performance and lower capital expenditures of our United Kingdom operations, these operations may continue to generate excess cash flows beyond its operational and capital expansion needs in the future that would allow it to further pay down intercompany balances.  For this reason, certain of our intercompany balances are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations.  As a result, we are now exposed to foreign currency exchange risk as it relates to our intercompany balances for which we expect repayments in the near-term.  As of March 31, 2011, the intercompany payable balance from our United Kingdom operations to the parent totaled $126.7 million, of which $14.5 million was deemed to be short-term in nature.  A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of March 31, 2011, the effect upon our Consolidated Statements of Operations would be approximately $1.5 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on our material legal proceedings, see Part I., Item I., Financial Information, Notes to Consolidated Financial Statements, Note 12, Commitments and Contingencies.

Item 1A. Risk Factors

The material risks we face are described in our 2010 Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in our risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.   The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (1) (2)
January 1 – 31, 2011	25,132	(3)	$17.74	(4)	—	$9,882,410
February 1 – 28, 2011	29,189	(3)	$17.68	(4)	—	$9,882,410
March 1 – 31, 2011	—		—		—	$9,882,410
_________

(1)
In February 2009, our Board of Directors approved a common stock repurchase program that authorizes the repurchase of up to an aggregate of $10.0 million in common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion. The share repurchase program expired on March 31, 2011. To date, we have purchased approximately 35,000 shares of our common stock at a total cost of $0.1 million and at an average price per share of $3.37.

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

(4)
The price paid per share was based on the average high and low trading prices of our common stock on January 15, 2011, February 1, 2011, and February 15, 2011, which represents the dates on which we repurchased shares from the participants under our 2007 Stock Incentive Plan.

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

CARDTRONICS, INC.

April 28, 2011	By: /s/ J. Chris Brewster
J. Chris Brewster
(Duly Authorized Officer and Principal Financial Officer)

April 28, 2011	By: /s/ E. Brad Conrad
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

3.2
Third Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on January 25, 2011, File No. 001-33864).

10.1
Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 24, 2011, Registration No. 001-33864).

10.2
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