Form 10-Q
period 2011-06-30
CARDTRONICS INC
filed 2011-08-04
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Registrant's telephone number, including area code: (832) 308-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer'' and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Common Stock, par value: $0.0001 per share.  Shares outstanding on August 1, 2011: 43,553,797

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,998	$3,189
Accounts and notes receivable, net of allowance of $286 and $507 as of June 30, 2011 and December 31, 2010, respectively	26,787	20,270
Inventory	1,770	1,795
Restricted cash	3,396	4,466
Current portion of deferred tax asset, net	13,780	15,017
Prepaid expenses, deferred costs, and other current assets	13,821	10,222
Total current assets	63,552	54,959
Property and equipment, net	162,209	156,465
Intangible assets, net	69,596	74,799
Goodwill	164,974	164,558
Deferred tax asset, net	738	715
Prepaid expenses, deferred costs, and other assets	20,338	3,819
Total assets	$481,407	$455,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$3,326	$3,076
Current portion of other long-term liabilities	24,755	24,493
Accounts payable	15,972	20,167
Accrued liabilities	50,882	50,543
Current portion of deferred tax liability, net	738	715
Total current liabilities	95,673	98,994
Long-term liabilities:
Long-term debt, net of related discounts	244,399	251,757
Deferred tax liability, net	16,276	10,268
Asset retirement obligations	29,052	26,657
Other long-term liabilities	32,899	23,385
Total liabilities	418,299	411,061

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 49,121,869 and 48,396,134 shares issued as of June 30, 2011 and December 31, 2010, respectively; 43,401,326 and 42,833,342 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	225,361	213,754
Accumulated other comprehensive loss, net	(70,347)	(65,053)
Accumulated deficit	(40,768)	(55,963)
Treasury stock; 5,720,543 and 5,562,792 shares at cost as of June 30, 2011 and December 31, 2010, respectively	(53,209)	(50,351)
Total parent stockholders’ equity	61,041	42,391
Noncontrolling interests	2,067	1,863
Total stockholders’ equity	63,108	44,254
Total liabilities and stockholders’ equity	$481,407	$455,315

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
ATM operating revenues	$141,429	$130,560	$274,528	$256,247
ATM product sales and other revenues	5,865	2,388	10,807	4,477
Total revenues	147,294	132,948	285,335	260,724
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	93,117	87,414	181,903	173,293
Cost of ATM product sales and other revenues	5,214	2,314	9,561	4,507
Total cost of revenues	98,331	89,728	191,464	177,800
Gross profit	48,963	43,220	93,871	82,924
Operating expenses:
Selling, general, and administrative expenses	13,268	10,272	26,272	21,415
Depreciation and accretion expense	11,437	10,264	22,807	20,486
Amortization expense	3,667	3,765	7,294	7,744
Loss on disposal of assets	86	1,095	163	1,472
Total operating expenses	28,458	25,396	56,536	51,117
Income from operations	20,505	17,824	37,335	31,807
Other expense (income):
Interest expense, net	4,754	7,314	9,567	14,632
Amortization of deferred financing costs and bond discounts	213	642	424	1,272
Other expense (income)	139	(332)	(60)	34
Total other expense	5,106	7,624	9,931	15,938
Income before income taxes	15,399	10,200	27,404	15,869
Income tax expense	6,657	1,952	12,104	3,391
Net income	8,742	8,248	15,300	12,478
Net income attributable to noncontrolling interests	27	45	105	310
Net income attributable to controlling interests and available to common stockholders	$8,715	$8,203	$15,195	$12,168

Net income per common share – basic	$0.20	$0.20	$0.35	$0.29
Net income per common share – diluted	$0.20	$0.19	$0.35	$0.29

Weighted average shares outstanding – basic	41,910,944	40,017,215	41,712,659	39,910,928
Weighted average shares outstanding – diluted	42,659,587	41,092,258	42,476,101	40,894,506

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net income	$15,300	$12,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	30,101	28,230
Amortization of deferred financing costs and bond discounts	424	1,272
Stock-based compensation expense	4,624	2,896
Deferred income taxes	11,554	1,891
Loss on disposal of assets	163	1,472
Unrealized gain on derivative instruments	(519)	(506)
Amortization of accumulated other comprehensive losses associated with derivative instruments no longer designated as hedging instruments	232	946
Other reserves and non-cash items	678	959
Changes in assets and liabilities:
(Increase) decrease in accounts and notes receivable, net	(6,484)	7,525
Decrease (increase) in prepaid, deferred costs, and other current assets	60	(2,185)
(Increase) decrease in inventory	(333)	535
(Increase) decrease in other assets	(19,024)	1,328
(Decrease) increase in accounts payable	(4,382)	5,646
Increase (decrease) in accrued liabilities	558	(7,067)
Decrease in other liabilities	(1,913)	(2,819)
Net cash provided by operating activities	31,039	52,601

Cash flows from investing activities:
Additions to property and equipment	(23,090)	(20,783)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	(2,307)	(229)
Net cash used in investing activities	(25,397)	(21,012)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	107,900	—
Repayments of long-term debt and capital leases	(115,445)	(1,277)
Repayments of borrowings under bank overdraft facility, net	(1,042)	—
Proceeds from exercises of stock options	5,931	301
Repurchase of capital stock	(2,015)	(1,390)
Net cash used in financing activities	(4,671)	(2,366)

Effect of exchange rate changes on cash	(162)	417
Net increase in cash and cash equivalents	809	29,640

Cash and cash equivalents as of beginning of period	3,189	10,449
Cash and cash equivalents as of end of period	$3,998	$40,089

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$9,911	$14,667
Cash paid for income taxes	$1,691	$398
Fixed assets financed by direct debt	$—	$542

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient automated consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of June 30, 2011, the Company provided services to over 37,800 devices across its portfolio, which included over 31,600 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 3,300 devices throughout the United Kingdom ("U.K."), and approximately 2,900 devices throughout Mexico. Included in the U.S. number are approximately 2,200 multi-function financial services kiosks deployed in the U.S. that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at off-premise ATMs using electronic imaging), and money transfers. Also included in the total count of 37,800 devices are approximately 4,300 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

Through its network, the Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. The Company also partners with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within its network. As of June 30, 2011, over 12,300 of the Company's devices were under contract with financial institutions to place their logos on those machines, thus providing convenient surcharge-free access for their banking customers. Additionally, the Company owns and operates the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 43,000 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. The Allpoint network includes a majority of the Company's ATMs in the U.S., Puerto Rico and Mexico, all of the Company's ATMs in the U.K., and over 5,000 locations in Australia through a partnership with a local ATM owner and operator in that market. Finally, the Company owns and operates an electronic funds transfer ("EFT") transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

Basis of Presentation

This Quarterly Report on Form 10-Q (this "Form 10-Q") has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP"), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company's Annual Report on Form 10-K for the year ended December 31, 2010 ("2010 Form 10-K"), which includes a summary of the Company's significant accounting policies and other disclosures.

The financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 are unaudited. The Consolidated Balance Sheet as of December 31, 2010 was derived from the audited balance sheet filed in the Company's 2010 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include certain minor reclassifications. Those reclassifications did not impact the Company's total reported net income or stockholders' equity.

The unaudited interim consolidated financial statements include the accounts of Cardtronics, Inc. and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Because the Company owns a majority (51.0%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, S.A. de C.V. ("Cardtronics Mexico"), this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$9,855	$8,337	$19,641	$16,636
Amortization expense	3,667	3,765	7,294	7,744
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$13,522	$12,102	$26,935	$24,380

 (2) Stock-Based Compensation

The Company calculates the fair value of stock-based awards granted to employees and directors on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the Company's Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Cost of ATM operating revenues	$253	$169	$519	$368
Selling, general, and administrative expenses	2,140	1,268	4,105	2,528
Total stock-based compensation expense	$2,393	$1,437	$4,624	$2,896

 The increase in stock-based compensation expense during the three and six month periods ended June 30, 2011 was due to the issuance of additional shares of restricted stock awards ("RSAs"), stock options and restricted stock units ("RSUs") to certain of the Company's employees and directors during the second half of 2010 and in 2011. All grants during the periods above were granted under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

During the first quarter of 2011, the Company granted RSUs under the Company's 2011 Long Term Incentive Plan (the "2011 LTIP"), which is an equity program under the 2007 Stock Incentive Plan. A base pool of 273,411 RSUs has been set aside for the 2011 LTIP. From this amount, the Compensation Committee of the Company's Board of Directors (the "Committee") granted RSUs totaling 264,750, which could result in the issuance of up to 546,822 shares of common stock in the future, depending on the Company's achievement of certain performance levels during calendar year 2011. The fair value of an individual RSU granted under the 2011 LTIP was $16.82 on the date of the grant. These grants have both a performance-based and a service-based vesting schedule; accordingly, the number of RSUs potentially earned by an individual will be based on the level of performance achieved during calendar year 2011. Once the performance-based vesting requirements are determined to be met by the Committee, the RSUs will be earned by the individual and will vest 50% on the second anniversary of the grant date and 25% each on the third and fourth anniversaries of the grant date. Although the RSUs will not be considered earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period using a graded vesting methodology, based on the estimated performance levels that management believes will ultimately be met.

Options.  The number of the Company's  outstanding stock options as of June 30, 2011, and changes during the six month period ended June 30, 2011, are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding as of January 1, 2011	2,511,105	$9.63
Exercised	(704,239)	$9.91
Forfeited	(5,000)	$8.96
Options outstanding as of June 30, 2011	1,801,866	$9.52

Options vested and exercisable as of June 30, 2011	1,657,741	$9.76

As of June 30, 2011, the unrecognized compensation expense associated with outstanding options was approximately $0.4 million.

Restricted Stock Awards.  The number of the Company's outstanding RSAs as of June 30, 2011, and changes during the six month period ended June 30, 2011, are presented below:

Number
of Shares
RSAs outstanding as of January 1, 2011	1,558,315
Granted	21,496
Vested	(516,628)
Forfeited	(12,500)
RSAs outstanding as of June 30, 2011	1,050,683

The restricted shares granted during the six month period ended June 30, 2011 had a total grant-date fair value of approximately $0.4 million, or $19.27 per share.  As of June 30, 2011, the unrecognized compensation expense associated with restricted share grants was approximately $10.4 million.

(3) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the statements of operations) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and six month periods ended June 30, 2011 and 2010 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and six month periods ended June 30, 2011 and 2010 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
		Weighted			Weighted
		Average	Earnings		Average	Earnings
		Shares	Per		Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$8,715			$15,195
Less: undistributed earnings allocated to unvested restricted shares	(262)			(478)
Net income available to common stockholders	$8,453	41,910,944	$0.20	$14,717	41,712,659	$0.35

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$262			$478
Stock options added to the denominator under the treasury stock method		748,643			763,442
Less: Undistributed earnings reallocated to restricted shares	(258)			(470)
Net income available to common stockholders and assumed conversions	$8,457	42,659,587	$0.20	$14,725	42,476,101	$0.35

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
		Weighted			Weighted
		Average	Earnings		Average	Earnings
		Shares	Per		Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$8,203			$12,168
Less: undistributed earnings allocated to unvested restricted shares	(347)			(499)
Net income available to common stockholders	$7,856	40,017,215	$0.20	$11,669	39,910,928	$0.29

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$347			$499
Stock options added to the denominator under the treasury stock method		1,075,043			983,578
Less: Undistributed earnings reallocated to restricted shares	(338)			(487)
Net income available to common stockholders and assumed conversions	$7,865	41,092,258	$0.19	$11,681	40,894,506	$0.29

The computation of diluted earnings per share excluded potentially dilutive common shares related to RSAs of 531,127 and 526,487 shares for the three and six month periods ended June 30, 2011, respectively, and 558,585 and 339,481 shares for the three and six month periods ended June 30, 2010, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(4) Comprehensive Income (Loss)

Total comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$8,742	$8,248	$15,300	$12,478
Unrealized losses on interest rate swap contracts, net of income tax benefit of $5.5 million and $4.3 million for the three and six months ended June 30, 2011, respectively	(9,747)	(7,717)	(6,724)	(11,101)
Foreign currency translation adjustments	(184)	(487)	1,430	(3,822)
Total comprehensive (loss) income	(1,189)	44	10,006	(2,445)
Less: comprehensive income (loss) attributable to noncontrolling interests	53	(25)	204	329
Comprehensive (loss) income attributable to controlling interests	$(1,242)	$69	$9,802	$(2,774)

 Accumulated other comprehensive loss, net is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets and consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Foreign currency translation adjustments	$(25,139)	$(26,569)
Unrealized losses on interest rate swap contracts, net of income tax benefit of $5.7 million and $1.4 million as of June 30, 2011 and December 31, 2010, respectively	(45,208)	(38,484)
Total accumulated other comprehensive loss	$(70,347)	$(65,053)

 The Company records the unrealized loss amounts related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future.

The Company currently believes that the unremitted earnings of its United Kingdom and Mexico subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company's book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.

(5) Noncurrent Prepaid Expenses and Other Assets

As of June 30, 2011, the Company had $20.3 million of noncurrent prepaid expenses, deferred costs, and other assets, compared to $3.8 million as of December 31, 2010.  Included in the balance as of June 30, 2011 was a $16.2 million receivable recorded for an insurance receivable, related to the loss sustained as a result of the misappropriation of cash in February 2010 by the president and principal owner of Mount Vernon Money Center ("MVMC"), one of the Company's third-party armored service providers in the Northeast United States.

In March 2011, Cardtronics filed a claim under its own cash insurance policy for $16.2 million, the total amount of the cash misappropriated by MVMC. In May 2011, the Company's supplier of the vault cash demanded repayment from the Company for the $16.2 million that MVMC had misappropriated. The Company subsequently repaid this amount to the vault cash provider through a borrowing under its revolving credit facility. The Company's insurance provider has acknowledged that the loss event is a covered event under the policy, but has taken the position that the final amount of the loss is not yet determinable because the Company may recover portions or all of the loss through a combination of MVMC insurance, seized and forfeited assets and other potential sources of recovery. As a result of making the repayment to the vault cash provider, the Company recorded a receivable, currently classified as non-current, as the Company expects to receive full reimbursement of the amount of misappropriated cash. In July 2011, the Company's insurer reimbursed the Company for its interest carrying costs incurred from the date of repayment of the loss to the vault cash provider through June 30, 2011. Based on current facts and circumstances, the Company believes that it is probable that it will be able to fully recover the $16.2 million recorded as a receivable. Events continue to develop in this matter, and as a result, the expected timing and ultimate amount expected to be recovered are subject to change.

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as of June 30, 2011, as well as the changes in the net carrying amounts for the six month period ended June 30, 2011, by segment:

	Goodwill
	U.S.	U.K.	Mexico	Total
	(In thousands)
Balance as of January 1, 2011:
Gross balance	$150,461	$63,393	$707	$214,561
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$13,390	$707	$164,558

Foreign currency translation adjustments	—	423	(7)	416

Balance as of June 30, 2011:
Gross balance	$150,461	$63,816	$700	$214,977
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$13,813	$700	$164,974

	Trade Name
	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2011	$200	$3,105	$3,305
Foreign currency translation adjustments	—	98	98
Balance as of June 30, 2011	$200	$3,203	$3,403

 Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that are subject to amortization as of June 30, 2011:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(In thousands)
Customer and branding contracts/relationships	$160,731	$(102,293)	$58,438
Deferred financing costs	8,514	(2,909)	5,605
Exclusive license agreements	6,517	(4,425)	2,092
Non-compete agreements	167	(109)	58
Total	$175,929	$(109,736)	$66,193

 (7) Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Accrued merchant fees	$14,379	$12,310
Accrued armored fees	5,700	4,322
Accrued interest expense	5,506	5,740
Accrued compensation	4,222	7,038
Accrued merchant settlement amounts	3,729	4,583
Accrued cash rental and management fees	2,469	2,411
Accrued interest rate swap payments	2,053	2,199
Accrued purchases	1,208	2,046
Accrued ATM telecommunications costs	940	1,402
Accrued processing costs	914	764
Accrued maintenance fees	776	949
Other accrued expenses	8,986	6,779
Total	$50,882	$50,543

 (8) Long-Term Debt

The Company's long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined rate of 3.1% as of June 30, 2011 and December 31, 2010)	40,100	46,200
Equipment financing notes	7,625	8,633
Total	247,725	254,833
Less: current portion	3,326	3,076
Total long-term debt, excluding current portion	$244,399	$251,757

 Revolving Credit Facility

As of June 30, 2011, the Company's revolving credit facility provided for $175.0 million in borrowings and letters of credit (subject to the covenants contained within the facility), had a termination date of July 2015, and contained a feature that allows the Company to expand the facility up to $250.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants. On July 25, 2011, concurrent with the closing of the acquisition of the EDC ATM business, the Company amended its credit facility to expand the borrowing capacity to $250.0 million and extend the term of the facility by one year through July 15, 2016. In addition, the amended credit facility further allows the Company to expand the facility up to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants. The amendment also modifies certain pricing terms and restrictive covenants. See Note 18, Subsequent Events, for additional details on the EDC acquisition and the amendment of the revolving credit facility.

This revolving credit facility includes a $15.0 million swing line facility, a $60.0 million foreign currency sub-limit, and a $20.0 million letter of credit sub-limit. Borrowings under the facility bear interest at a variable rate, based upon the Company’s total leverage ratio and the London Interbank Offered Rate ("LIBOR") or Alternative Base Rate (as defined in the agreement) at the Company's option. Additionally, the Company is required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of the Company's assets, including the stock of its wholly-owned domestic subsidiaries and 66% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company's domestic subsidiaries has guaranteed the Company's obligations under such facility. There are currently no restrictions on the ability of the Company's wholly-owned subsidiaries to declare and pay dividends directly to us.

The primary restrictive covenants within the facility include (i) limitations on the amount of senior debt and total debt that the Company can have outstanding at any given point in time and (ii) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the facility. These limitations are generally governed by a senior leverage ratio test and the existing fixed charge ratio covenant.

The failure to comply with the covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the agreement.  Other events of default under the agreement include, among other things, (i) the failure to timely pay principal, interest, fees or other amounts due and owing, (ii) the inaccuracy of representations or warranties in any material respect, (iii) the occurrence of certain bankruptcy or insolvency events, (iv) loss of lien perfection or priority and (v) the occurrence of a change in control.  The occurrence and continuance of an event of default could result in, among other things, termination of the lenders' commitments and acceleration of all amounts outstanding.  The Company's obligations under the credit agreement are guaranteed by certain of the Company's existing and future domestic subsidiaries, subject to certain limitations.  In addition, the Company's obligations under the agreement, subject to certain exceptions, are secured on a first-priority basis by liens on substantially all of the tangible and intangible assets of the Company and the guarantors. As of June 30, 2011, the Company was in compliance with all applicable covenants and ratios under the facility.

As of June 30, 2011, the Company had $40.1 million of borrowings under the revolving credit facility and had a $4.3 million letter of credit posted under the facility to secure borrowings under the Company's United Kingdom subsidiary's overdraft facility (discussed below). This letter of credit, which may be drawn upon in the event the Company defaults under the overdraft facility, reduces the Company's borrowing capacity under its revolving credit facility. As of June 30, 2011, the Company's available borrowing capacity under the facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense ("EBITDA") and interest expense covenants contained in the credit agreement, totaled $130.6 million, and the Company was in compliance with all applicable covenants and ratios under the facility.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of June 30, 2011, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Facilities

Cardtronics Mexico equipment financing agreements. As of June 30, 2011, other long-term debt consisted of 10 separate equipment financing agreements entered into by Cardtronics Mexico. Each of these agreements, which are denominated in Mexican pesos, have an original term of five years and as of June 30, 2011, had an average fixed interest rate of 10.36%. Proceeds from these agreements were utilized for the purchase of additional ATMs to support the Company's Mexico operations. Pursuant to the terms of the equipment financing agreements, the Company has issued guarantees for 51.0% of the obligations under such agreements (consistent with its ownership percentage in Cardtronics Mexico.) As of June 30, 2011, the total amount of the guarantees was $45.8 million pesos (or approximately $3.9 million U.S.).

Bank Machine overdraft facility.  Bank Machine, Ltd., the Company's wholly-owned subsidiary operating in the United Kingdom, currently has a £1.0 million overdraft facility in place. This facility, which bears interest at 1.0% over the Bank of England's base rate (0.5% as of June 30, 2011) and is secured by a letter of credit posted under the Company's corporate revolving credit facility, is utilized for general purposes for the Company's United Kingdom operations. As of June 30, 2011, no amount was outstanding under this facility.

(9) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company's ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time.

The following table is a summary of the changes in the Company's asset retirement obligation liability for the six month period ended June 30, 2011 (in thousands):

Asset retirement obligation as of January 1, 2011	$26,657
Additional obligations	2,670
Accretion expense	1,093
Change in estimate	(708)
Payments	(1,041)
Foreign currency translation adjustments	381
Asset retirement obligation as of June 30, 2011	$29,052

 The change in estimate during the six month period ended June 30, 2011 was the result of updating certain cost assumptions based on the actual deinstallation costs experienced by the Company in recent periods. In the United States, recent actual costs incurred were lower than the previously-estimated costs, and as a result, the Company determined that the liability should be reduced by approximately $2.0 million to account for the lower costs incurred to date and to reduce estimated future costs. In the United Kingdom, actual recent costs were higher than the previously-estimated costs, and as a result, the Company determined that the liability should be increased by approximately $1.3 million to account for higher expected costs in the future. See Note 12, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(10) Other Liabilities

Other liabilities consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,623	$22,955
Deferred revenue	1,104	1,512
Other	28	26
Total	$24,755	$24,493

Other Long-Term Liabilities:
Interest rate swaps	$29,805	$19,831
Deferred revenue	1,418	1,591
Other	1,676	1,963
Total	$32,899	$23,385

 The significant increase in the non-current portion of other long-term liabilities since December 31, 2010 is attributable to the Company's interest rate swaps, the liabilities for which increased due to the movement of the forward interest rate curve, particularly for the swaps recently entered into that extend through 2016, which resulted in an increase in the Company's estimated future liabilities under such contracts. See Note 11, Derivative Financial Instruments for additional information on the Company's interest rate swaps.

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

The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place are as follows:

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
United States	United Kingdom	Consolidated (1)	Fixed Rate	Term
(in thousands)
$625,000	£75,000	$745,101	3.43%	July 1, 2011 December 31, 2011
$750,000	£50,000	$830,068	3.45%	January 1, 2012 December 31, 2012
$750,000	£25,000	$790,034	3.35%	January 1, 2013 December 31, 2013
$750,000	£—	$750,000	3.29%	January 1, 2014 December 31, 2014
$550,000	£—	$550,000	3.27%	January 1, 2015 December 31, 2015
$350,000	£—	$350,000	3.28%	January 1, 2016 December 31, 2016

____________

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.60 to £1.00, which was the exchange rate in effect as of June 30, 2011.

The Company has designated a majority of its interest rate swap contracts as cash flow hedges of the Company's forecasted vault cash rental obligations.  Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets.

The Company believes that it is more likely than not that it would be able to realize the benefits associated with its net deferred tax asset positions in the future.  Therefore, the Company records the unrealized loss amounts related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets.

Cash Flow Hedging Strategy

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) ("OCI") and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedge transaction affects earnings.  Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings.  However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company's vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial.  Accordingly, no ineffectiveness amounts associated with the Company's cash flow hedges have been recorded in the Company's consolidated financial statements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations.

The interest rate swap contracts entered into with respect to the Company's vault cash rental obligations effectively modify the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental obligations to a fixed rate.  Such contracts are in place through December 31, 2016 for the Company's United States vault cash rental obligations, and December 31, 2013 for the Company's United Kingdom vault cash rental obligations.  By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts has been reduced.  The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company's outstanding vault cash obligations that have been hedged.  In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.  At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company's existing interest rate swap contracts contain credit-risk-related contingent features.

The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges.  Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the United Kingdom.  During the fourth quarter of 2009, the Company's vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.  As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.  In December 2009, the Company entered into a series of additional trades, the effects of which were to mostly offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.  Since the underlying swaps were not deemed to be effective hedges of the Company's underlying vault cash rental costs, the Company was required to record an unrealized gain of $0.3 million and a corresponding realized loss of $0.3 million for the three months ended June 30, 2010 and 2011, a $0.5 million unrealized gain and $0.6 million realized loss for the six months ended June 30, 2011, and a $0.5 million unrealized gain and a corresponding realized loss of $0.5 million for the six months ended June 30, 2010 related to these swaps, which have been reflected in the Other (income) expense line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures

The following tables depict the effects of the use of the Company's derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$748	Prepaid expenses, deferred costs, and other current assets	$834
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	23	Prepaid expenses, deferred costs, and other assets	109
Total		$771		$943

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$22,123	Current portion of other long-term liabilities	$21,083
Interest rate swap contracts	Other long-term liabilities	29,439	Other long-term liabilities	19,202
Total		$51,562		$40,285

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$1,500	Current portion of other long-term liabilities	$1,872
Interest rate swap contracts	Other long-term liabilities	366	Other long-term liabilities	629
Total		$1,866		$2,501

Total Net Liability Derivatives		$52,657		$41,843

The Asset Derivative Instruments reflected in the table above relate to the portions of certain derivative instruments that were in an overall liability position, for which the remainder of the fair value is reflected in the Liability Derivative Instruments portion above.

Statements of Operations Data

	Three Months Ended June 30,
			Location of Loss
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in		Reclassified from	Amount of Loss Reclassified from
	OCI on Derivative Instruments		Accumulated OCI	Accumulated OCI into Income
	(Effective Portion)		Into Income	(Effective Portion)
	2011	2010	(Effective Portion)	2011	2010
	(in thousands)			(in thousands)
Interest rate swap contracts	$(15,761)	$(14,359)	Cost of ATM operating revenues	$(5,937)	$(6,190)

	Six Months Ended June 30,
			Location of Loss
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in		Reclassified from	Amount of Loss Reclassified from
	OCI on Derivative Instruments		Accumulated OCI	Accumulated OCI into Income
	(Effective Portion)		Into Income	(Effective Portion)
	2011	2010	(Effective Portion)	2011	2010
	(in thousands)			(in thousands)
Interest rate swap contracts	$(18,654)	$(24,506)	Cost of ATM operating revenues	$(11,698)	$(12,459)

		Three Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2011	2010
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$(77)	$(452)
Interest rate swap contracts	Other (income) expense	(37)	(6)
		$(114)	$(458)

		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2011	2010
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$(232)	$(946)
Interest rate swap contracts	Other (income) expense	(50)	(31)
		$(282)	$(977)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges.  The Company has not historically, and does not currently anticipate terminating its existing derivative instruments prior to their expiration date.  If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company's vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company's current interest rate swap contracts, as occurred during the fourth quarter of 2009, any resulting gains or losses will be recognized within the Other (income) expense line item of the Company's Consolidated Statements of Operations.

As of June 30, 2011, the Company expects to reclassify $22.1 million of net derivative-related losses contained within accumulated OCI into earnings during the next 12 months concurrent with the recording of the related vault cash rental expense amounts.

See Note 12, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

 (12) Fair Value Measurements

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset's or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables summarize the Company's assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP:

	Fair Value Measurements at June 30, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$771	$—	$771	$—

Liabilities
Liabilities associated with interest rate swaps	$53,428	$—	$53,428	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$943	$—	$943	$—

Liabilities
Liabilities associated with interest rate swaps	$42,786	$—	$42,786	$—

Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value on a non-recurring basis using Level 3 inputs. The liabilities added during the six month periods ended June 30, 2011 and 2010 were $2.7 million and $2.0 million, respectively.

Additionally, below are descriptions of the Company's valuation methodologies for assets and liabilities measured at fair value. The methods described below may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Cash and cash equivalents, accounts and notes receivable, net of the allowance for doubtful accounts, other current assets, accounts payable, accrued expenses, and other current liabilities. These financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

Interest rate swaps. The fair value of the Company's interest rate swaps was a net liability of $52.7 million as of June 30, 2011. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility, if and when there is an amount outstanding, approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of June 30, 2011, the fair value of the Company's $200.0 million senior subordinated notes (see Note 8, Long-Term Debt) totaled $212.5 million, based on the quoted market price for such notes as of that date.

Fair Value Option. In February 2007, the FASB issued a statement that provided companies the option to measure certain financial instruments and other items at fair value. The Company elected not to adopt the fair value option provisions of this statement.

(13) Commitments and Contingencies

Legal Matters

Automated Transactions. On August 16, 2010, a lawsuit was filed in the United States District Court for the District of Delaware entitled Automated Transactions LLC v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc., as one of the defendants. The 2010 Lawsuit alleges that the Company's subsidiary and the other defendants have infringed seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs. The plaintiff is seeking a permanent injunction, damages, treble damages and costs, including attorney's fees and expenses. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in a suit filed in 2006 against 7-Eleven, Inc. (the "2006 Lawsuit") concerning six of the same seven patents. In July 2007, when the Company acquired the 7-Eleven portfolio, the Company became subject to the 2006 Lawsuit; the ATM supplier in that case agreed to indemnify 7-Eleven, Inc. against the plaintiff's claims. That indemnity was assigned by 7-Eleven to the Company, and the supplier acknowledged that assignment.

In its 2010 Form 10-K, the Company stated its belief that it had meritorious defenses to the plaintiff's claims in the 2010 Lawsuit and the 2006 Lawsuit and that upon agreement of all parties involved in this matter, the Court agreed to stay the 2010 Lawsuit until resolution of the major issues involved in the 2006 Lawsuit. In addition, on January 28, 2011, the United States Patent and Trademark Office ("USPTO") Board of Patent Appeals and Interferences ("BPAI") issued a decision affirming the rejection on the grounds of obviousness of all the claims of one of the patents asserted by the plaintiff in both the 2006 and 2010 Lawsuits. The plaintiff has appealed this decision to the U.S. Court of Appeals for the Federal Circuit.

Following a motion for summary judgment filed by the Company and the other co-defendants (collectively the "Defendants") in the 2006 case, on March 9, 2011, the Court ruled in favor of the Defendants with respect to the infringement issues (the "March 9th Decision"). The Court found that the Defendants did not infringe the claims asserted in any of the plaintiff's five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the Court granted the Defendants partial summary judgment that the plaintiff's patent claims were, in part, invalid and rendered other findings so as to materially weaken the plaintiff's case. On June 9, 2011, the Court entered a final judgment with respect to these rulings (the "Judgment") on less than all the claims and defenses. On July 1, 2011, the plaintiff filed a Notice of Appeal of the Judgment and the underlying Decision to the U.S. Court of Appeals for the Federal Circuit. The parties also stipulated to continue the stay of the 2010 case until after a decision on the appeal. Regardless of the outcome of the appeal, the Company has asserted additional grounds of invalidity which would have to be determined by the district court before the plaintiff could be successful. If affirmed on appeal, the Judgment and March 9th Decision will effectively terminate the 2006 Lawsuit in favor of the Company and co-defendants. An affirmance should also resolve in the Company's favor the plaintiff's claims in the 2010 Lawsuit on the same five patents asserted and ruled in the March 9th Decision and Judgment and effectively resolve in the Company's favor the claims attempted to be asserted in the 2010 Lawsuit on the seventh asserted patent. The Company also believes it has meritorious defenses in the 2010 Lawsuit to the sixth patent not ruled upon in the 2006 Lawsuit.

The Company will continue to vigorously defend itself, or have its suppliers defend, in the 2006 Lawsuit and in the 2010 Lawsuit, if the stay is lifted. If the Judgment and March 9th Decision in the 2006 Lawsuit is modified or reversed on appeal, the Company cannot currently predict the outcome of either lawsuit, nor can it predict the amount of time and expense that will be required to resolve these lawsuits. An unfavorable resolution of this litigation could adversely impact the Company's financial condition or results of operation.

Regulation E. EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of the Company's operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Funds Transfer Act ("EFTA"), commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services, including, among other services, ATM transactions. Generally, Regulation E: (i) requires ATM network operators to provide not only a surcharge notice on the ATM screens, but also on the ATM machine itself; (ii) requires the establishment of limits on the consumer's liability for unauthorized use of his or her card; (iii) requires all ATM operators to provide receipts to consumers who use their ATMs; and, (iv) establishes protest procedures for consumers. Recently, the number of putative class action lawsuits filed nationwide in connection with Regulation E disclosures against various financial institutions and ATM operators alike has increased substantially.  As of the date of filing, the Company is aware of the following lawsuits that have been filed in federal courts alleging one or more violations of Regulation E on a small number of specific ATMs operated by the Company:

-

Sheryl Johnson, individually and on behalf of all others similarly situated v. Cardtronics USA, Inc.; In the United States District Court for the Western District of Tennessee (instituted September 2010);

-

Sheryl Johnson, individually and on behalf of all others similarly situated v. Cardtronics USA, Inc.; In the United States District Court for the Northern District of Mississippi (instituted September 2010);

-

Joshua Sandoval; individually and on behalf of all others similarly situated v. Cardtronics USA, Inc., Cardtronics, Inc., and Does 1-10, inclusive; In the United States District Court for the Southern District of California (instituted February 2011);

-

Gini Christensen, individually and on behalf of all other similarly situated v. Cardtronics USA, Inc., Cardtronics, Inc., and Does 1-10, inclusive; In the United States District Court for the Southern District of California(instituted February 2011); and

-

Shelby Ramsey, individually and on behalf of all other similarly situated v. Cardtronics USA, Inc., Cardtronics, Inc., and Does 1-10, inclusive; In the United States District Court for the Southern District of California (instituted July 2011).

In addition, the Company is aware of another lawsuit, Cynthia Louise Norris, individually and on behalf of all other similarly situated v. AmeriFirst Bank, In the United States District Court for the Middle District of Alabama, instituted June 2011, in which the ATM at issue potentially might be operated by the Company. The address of the ATM alleged in the complaint in that lawsuit is not one where the Company operates an ATM, however, it may be that the complaint erred in alleging the address of the ATM at issue.

In each of the above cases, the plaintiffs allege that one or more of the Company's ATMs were missing notices posted on or near the ATM itself, which plaintiffs allege is a violation of EFTA and Regulation E and thereby entitles all users of the ATMs to certain statutory damages provided for within the EFTA regulations.  In each lawsuit, the plaintiffs are seeking an order certifying a class-action of previous users of each of the ATMs at issue, statutory damages pursuant to 15 U.S.C 1693m, costs of suit and attorney's fees, and a permanent injunction. The Company believes that, among other things, the plaintiffs are misreading EFTA and thus have not stated a valid cause of action under EFTA and that plaintiffs do not have a private right of action for any alleged violations of Regulation E. Further, the Company believes that certain affirmative defenses provided for by the EFTA and Regulation E insulates the Company from liability in each lawsuit. In particular, the EFTA and Regulation E provide two "safe-harbor" defenses: (i) under the "safe harbor" defense, the ATM operator posted disclosure notices on each ATM, but the notice were removed by someone other than the operator; and (ii) under the "bona fide error" defense, the ATM operator has had policies and procedures in place to comply with EFTA and Regulation E, but an inadvertent violation occurred notwithstanding those policies and procedures. The Company believes that one or both of these defenses validly insulate the Company from liability in some or all of these lawsuits.  Because some of the factual and legal issues in each lawsuit are comparable, upon the motion of the Company, the United States Judicial Panel on Multidistrict Litigation has transferred the Mississippi and Tennessee cases to California to be coordinated with the two California cases for pretrial activities, pursuant to 28 U.S.C. 1407.  The Company believes its defenses to these actions will prevent any of these cases from having a material adverse impact on its business, and that none of these currently filed lawsuits, either individually or in the aggregate, will materially adversely affect the Company's financial condition or results or operations. However, if the Company's defenses are not successful, these and other similarly filed lawsuits could adversely impact the Company's financial condition or results of operation.

National Federation of the Blind. On July 29, 2011, the Company received notice of a motion for contempt filed against it by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. in the United States District Court for the District of Massachusetts: Civil Action No. 03-11206-NMG (the "Motion"). In the Motion, the plaintiffs allege that the Company has failed to meet all but one of the requirements set forth in a December 2007 settlement agreement (as modified in November 2010) by and between the Company and the plaintiffs. The Company is in the process of reviewing the motion and preparing a response thereto. At this time, the Company does not expect this proceeding to have a material effect upon its financial condition or results of operation.

In addition to the above items, the Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company's management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse impact on the Company's financial condition or results of operations. Additionally, the Company currently expenses all legal costs as they are incurred.

Regulatory Matters

Financial Regulatory Reform in the United States.   The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act included provisions that (1) established a new Bureau of Consumer Financial Protection, (2) limited the activities that banking entities may engage in, and (3) gave the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  On June 22, 2011, the Federal Reserve issued certain regulations affecting debit interchange and network routing rules required under the Act.  While the Act's regulations governing interchange fees for electronic debit transactions do not apply to ATM cash withdrawal transactions, the regulations do allow merchants additional flexibility to allow certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  This change may result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact the Company's future revenues and operating profits (through increased transaction levels at the Company's ATMs). Conversely, with point-of-sale debit transaction rates now regulated, this could cause a shift in behavior by merchants, banks or consumers, which could in turn impact the Company's volume of ATM transactions. Effectively, as a result of the regulated point-of-sale interchange rates, if merchants, banks or consumers are more likely to increase their point-of-sale debit transactions, the Company could in turn experience a decline in cash withdrawal transactions. Finally, the newly issued regulations require debit cards to be recognized (or authorized) over at least two non-affiliated networks and provide for rules that would allow merchants greater flexibility in routing transactions across networks that are more economical for the merchant. While the Federal Reserve had requested comments as to whether these new anti-exclusivity and routing provisions should apply to ATM transactions, the issued regulations did not apply them to ATM transactions.

Change in Mexico Fee Structure.   In May 2010, as supplemented in October 2010, rules promulgated by the Central Bank of Mexico became effective that require ATM operators to choose between receiving an interchange fee from the consumer's card-issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs.

The Company's majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee rather than selecting the interchange fee-only option, and subsequently increased the amount of its surcharge fees to compensate for the loss of interchange fees that it previously earned on such ATM transactions.  Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.  As a result of the above developments, to mitigate the negative effects of these events, a bank branding agreement was executed during the first quarter of 2011 with Grupo Financiero Banorte ("Banorte") to brand up to 2,000 machines in that market. As a result of this agreement, the Company expects slightly higher revenues and reduced operating expenses on the machines covered by the agreement.

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $29.1 million accrued for these liabilities as of June 30, 2011. For additional information, see Note 9, Asset Retirement Obligations.

(14) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Income tax expense	$6,657	$1,952	$12,104	$3,391
Effective tax rate	43.2%	19.1%	44.2%	21.4%

The Company's effective tax rate during the three and six months ended June 30, 2011 was higher than the U.S. federal statutory rate of 35% and the Company's estimated effective state tax rate of 3.5%, primarily due to operating losses in the Company's United Kingdom operations, for which the Company did not report a tax benefit for financial reporting purposes. The lower effective tax rate in the same period in 2010 was due to the Company's valuation allowance position in the United States during the first six months of 2010. As a result of the 2010 valuation allowance position, the Company only recorded state tax expense, U.S. alternative minimum tax and deferred tax expense for certain items that were excluded from its valuation allowance position in the United States during the first six months of 2010; whereas in 2011, the Company now records estimated U.S. federal income taxes in addition to state taxes. The valuation allowance in the United States was subsequently released in the third quarter of 2010.

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

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of June 30, 2011, the Company's operations consisted of its United States, United Kingdom, and Mexico segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

Management uses EBITDA to assess the operating results and effectiveness of its segments. Management believes EBITDA is useful because it allows management to more effectively evaluate the Company's operating performance and compare its results of operations from period to period without regard to its financing methods or capital structure. Additionally, the Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within its industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. In evaluating the Company's performance as measured by EBITDA, management recognizes and considers the limitations of this measurement. EBITDA does not reflect the Company's obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA is only one of the measurements that management utilizes. Therefore, EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with U.S. GAAP.

Below is a reconciliation of EBITDA to net income attributable to controlling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
EBITDA	$35,443	$32,140	$67,391	$59,693
Less:
Interest expense, net, including amortization of deferred financing costs and bond discounts	4,967	7,956	9,991	15,904
Income tax expense	6,657	1,952	12,104	3,391
Depreciation and accretion expense	11,437	10,264	22,807	20,486
Amortization expense	3,667	3,765	7,294	7,744
Net income attributable to controlling interests	$8,715	$8,203	$15,195	$12,168

The following tables reflect certain financial information for each of the Company's reporting segments for the three and six month periods ended June 30, 2011 and 2010. All intercompany transactions between the Company's reporting segments have been eliminated.

	For the Three Month Period Ended June 30, 2011
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$115,741	$25,011	$6,542	$—	$147,294
Intersegment revenues	1,026	—	48	(1,074)	—
Cost of revenues	75,533	18,852	5,020	(1,074)	98,331
Selling, general, and administrative expenses	11,298	1,477	493	—	13,268
Loss (gain) on disposal of assets	66	23	(3)	—	86

EBITDA	30,477	3,929	1,064	(27)	35,443

Depreciation and accretion expense	6,553	4,086	803	(5)	11,437
Amortization expense	3,147	515	5	—	3,667
Interest expense, net	3,584	1,185	198	—	4,967
Income tax expense	6,657	—	—	—	6,657

Capital expenditures (1)	$5,358	$4,907	$83	$—	$10,348

	For the Three Month Period Ended June 30, 2010
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$105,651	$20,343	$6,954	$—	$132,948
Intersegment revenues	775	—	—	(775)	—
Cost of revenues	70,045	14,901	5,557	(775)	89,728
Selling, general, and administrative expenses	8,648	1,207	417	—	10,272
Loss on disposal of assets	634	461	—	—	1,095

EBITDA	27,475	3,750	960	(45)	32,140

Depreciation and accretion expense	6,714	2,943	612	(5)	10,264
Amortization expense	3,336	424	5	—	3,765
Interest expense, net	6,900	805	251	—	7,956
Income tax expense	1,952	—	—	—	1,952

Capital expenditures (1)	$8,507	$2,308	$2,134	$—	$12,949

	For the Six Month Period Ended June 30, 2011
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$226,086	$46,069	$13,180	$—	$285,335
Intersegment revenues	1,886	—	57	(1,943)	—
Cost of revenues	148,143	35,291	9,973	(1,943)	191,464
Selling, general, and administrative expenses	22,384	2,869	1,019	—	26,272
Loss (gain) on disposal of assets	82	102	(21)	—	163

EBITDA	58,608	6,673	2,215	(105)	67,391

Depreciation and accretion expense	13,564	7,677	1,576	(10)	22,807
Amortization expense	6,288	995	11	—	7,294
Interest expense, net	7,327	2,252	412	—	9,991
Income tax expense	12,104	—	—	—	12,104

Capital expenditures (1)	$15,192	$10,118	$87	$—	$25,397

	For the Six Month Period Ended June 30, 2010
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$207,560	$38,964	$14,200	$—	$260,724
Intersegment revenues	1,453	—	—	(1,453)	—
Cost of revenues	139,194	29,252	10,807	(1,453)	177,800
Selling, general, and administrative expenses	17,923	2,512	980	—	21,415
Loss (gain) on disposal of assets	795	684	(7)	—	1,472

EBITDA	51,127	6,463	2,413	(310)	59,693

Depreciation and accretion expense	13,340	5,886	1,270	(10)	20,486
Amortization expense	6,665	1,067	12	—	7,744
Interest expense, net	13,475	1,932	497	—	15,904
Income tax expense	3,391	—	—	—	3,391

Capital expenditures (1)	$14,508	$4,559	$2,487	$—	$21,554

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs, and capital expenditures financed by direct debt. Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	June 30, 2011	December 31, 2010
	(In thousands)
United States	$523,732	$469,045
United Kingdom	83,868	70,750
Mexico	17,241	17,674
Eliminations	(143,434)	(102,154)
Total	$481,407	$455,315

(16) New Accounting Pronouncements

Issued but Not Yet Adopted

Fair Value Measurements. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for the Company beginning January 1, 2012, with early adoption permitted, and will be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial position or results of operations.

Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for the Company beginning January 1, 2012, with early adoption permitted, and will be applied retrospectively. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial statements as it only requires a change in presentation.

(17) Supplemental Guarantor Financial Information

The Company's $200.0 million senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company's domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and six month periods ended June 30, 2011 and 2010 and the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes ("Parent"); (2) the Company's domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Operations

	Three Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$116,767	$31,601	$(1,074)	$147,294
Operating costs and expenses	2,464	94,133	31,271	(1,079)	126,789
Operating (loss) income	(2,464)	22,634	330	5	20,505
Interest expense, net, including amortization of deferred financing costs and bond discounts	340	3,244	1,383	—	4,967
Equity in earnings of subsidiaries	(17,676)	—	—	17,676	—
Other expense (income), net	48	(653)	744	—	139
Income (loss) before income taxes	14,824	20,043	(1,797)	(17,671)	15,399
Income tax expense	6,087	570	—	—	6,657
Net income (loss)	8,737	19,473	(1,797)	(17,671)	8,742
Net income attributable to noncontrolling interests	—	—	—	27	27
Net income (loss) attributable to controlling interests and available to common stockholders	$8,737	$19,473	$(1,797)	$(17,698)	$8,715

Condensed Consolidating Statements of Operations — continued

	Three Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$106,426	$27,297	$(775)	$132,948
Operating costs and expenses	1,506	87,871	26,527	(780)	115,124
Operating (loss) income	(1,506)	18,555	770	5	17,824
Interest expense, net, including amortization of deferred financing costs and bond discounts	2,058	4,842	1,056	—	7,956
Equity in earnings of subsidiaries	(13,393)	—	—	13,393	—
Other expense (income), net	53	(429)	44	—	(332)
Income (loss) before income taxes	9,776	14,142	(330)	(13,388)	10,200
Income tax expense	1,533	419	—	—	1,952
Net income (loss)	8,243	13,723	(330)	(13,388)	8,248
Net income attributable to noncontrolling interests	—	—	—	45	45
Net income (loss) attributable to controlling interests and available to common stockholders	$8,243	$13,723	$(330)	$(13,433)	$8,203

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$227,972	$59,306	$(1,943)	$285,335
Operating costs and expenses	4,765	185,696	59,492	(1,953)	248,000
Operating (loss) income	(4,765)	42,276	(186)	10	37,335
Interest expense, net, including amortization of deferred financing costs and bond discounts	701	6,626	2,664	—	9,991
Equity in earnings of subsidiaries	(31,744)	—	—	31,744	—
Other (income) expense, net	(80)	(1,164)	1,184	—	(60)
Income (loss) before income taxes	26,358	36,814	(4,034)	(31,734)	27,404
Income tax expense	11,068	1,036	—	—	12,104
Net income (loss)	15,290	35,778	(4,034)	(31,734)	15,300
Net income attributable to noncontrolling interests	—	—	—	105	105
Net income (loss) attributable to controlling interests and available to common stockholders	$15,290	$35,778	$(4,034)	$(31,839)	$15,195

Condensed Consolidating Statements of Operations — continued

	Six Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$209,013	$53,164	$(1,453)	$260,724
Operating costs and expenses	3,049	174,868	52,463	(1,463)	228,917
Operating (loss) income	(3,049)	34,145	701	10	31,807
Interest expense, net, including amortization of deferred financing costs and bond discounts	3,837	9,638	2,429	—	15,904
Equity in earnings of subsidiaries	(22,420)	—	—	22,420	—
Other expense (income), net	433	(459)	60	—	34
Income (loss) before income taxes	15,101	24,966	(1,788)	(22,410)	15,869
Income tax expense	2,633	758	—	—	3,391
Net income (loss)	12,468	24,208	(1,788)	(22,410)	12,478
Net income attributable to noncontrolling interests	—	—	—	310	310
Net income (loss) attributable to controlling interests and available to common stockholders	$12,468	$24,208	$(1,788)	$(22,720)	$12,168

Condensed Consolidating Balance Sheets

	As of June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$40	$2,974	$984	$—	$3,998
Accounts and notes receivable, net	40,639	21,920	5,101	(40,873)	26,787
Current portion of deferred tax asset, net	12,520	1,189	71	—	13,780
Other current assets	1,389	7,976	9,628	(6)	18,987
Total current assets	54,588	34,059	15,784	(40,879)	63,552
Property and equipment, net	—	94,950	67,381	(122)	162,209
Intangible assets, net	5,444	56,125	8,027	—	69,596
Goodwill	—	150,461	14,513	—	164,974
Investments in and advances to subsidiaries	20,554	—	—	(20,554)	—
Intercompany receivable (payable)	245,924	21,274	(7,286)	(259,912)	—
Deferred tax asset, net	—	—	738	—	738
Prepaid expenses, deferred costs, and other assets	—	18,386	1,952	—	20,338
Total assets	$326,510	$375,255	$101,109	$(321,467)	$481,407
Liabilities and Stockholders' Equity (Deficit):
Current portion of long-term debt and notes payable	$—	$—	$3,326	$—	$3,326
Current portion of other long-term liabilities	—	21,623	3,132	—	24,755
Accounts payable and accrued liabilities	8,178	73,483	26,066	(40,873)	66,854
Current portion of deferred tax liability, net	—	—	738	—	738
Total current liabilities	8,178	95,106	33,262	(40,873)	95,673
Long-term debt	240,100	—	4,299	—	244,399
Intercompany payable	—	144,123	115,441	(259,564)	—
Deferred tax liability, net	15,124	1,081	71	—	16,276
Asset retirement obligations	—	14,241	14,811	—	29,052
Other long-term liabilities	—	31,403	1,496	—	32,899
Total liabilities	263,402	285,954	169,380	(300,437)	418,299
Stockholders' equity (deficit)	63,108	89,301	(68,271)	(21,030)	63,108
Total liabilities and stockholders' equity (deficit)	$326,510	$375,255	$101,109	$(321,467)	$481,407

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$81	$2,219	$889	$—	$3,189
Accounts and notes receivable, net	31,898	16,465	4,074	(32,167)	20,270
Current portion of deferred tax asset, net	13,794	1,156	67	—	15,017
Other current assets	483	8,343	7,663	(6)	16,483
Total current assets	46,256	28,183	12,693	(32,173)	54,959
Property and equipment, net	—	94,972	61,626	(133)	156,465
Intangible assets, net	5,849	61,970	6,980	—	74,799
Goodwill	—	150,461	14,097	—	164,558
Investments in and advances to subsidiaries	(7,221)	—	—	7,221	—
Intercompany receivable (payable)	265,223	(2,180)	(8,486)	(254,557)	—
Deferred tax asset, net	—	—	715	—	715
Prepaid expenses, deferred costs, and other assets	—	3,020	799	—	3,819
Total assets	$310,107	$336,426	$88,424	$(279,642)	$455,315
Liabilities and Stockholders' Equity (Deficit):
Current portion of long-term debt and notes payable	$—	$—	$3,076	$—	$3,076
Current portion of other long-term liabilities	-	20,944	3,549	—	24,493
Accounts payable and accrued liabilities	10,266	70,273	22,338	(32,167)	70,710
Current portion of deferred tax liability, net	—	—	715	—	715
Total current liabilities	10,266	91,217	29,678	(32,167)	98,994
Long-term debt	246,200	—	5,557	—	251,757
Intercompany payable	—	149,935	104,271	(254,206)	—
Deferred tax liability, net	9,387	814	67	—	10,268
Asset retirement obligations	—	15,485	11,172	—	26,657
Other long-term liabilities	—	21,630	1,755	—	23,385
Total liabilities	265,853	279,081	152,500	(286,373)	411,061
Stockholders' equity (deficit)	44,254	57,345	(64,076)	6,731	44,254
Total liabilities and stockholders' equity (deficit)	$310,107	$336,426	$88,424	$(279,642)	$455,315

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$4,102	$21,759	$5,178	$—	$31,039
Additions to property and equipment	—	(14,729)	(8,361)	—	(23,090)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(462)	(1,845)	—	(2,307)
Net cash used in investing activities	—	(15,191)	(10,206)	—	(25,397)
Proceeds from borrowing of long-term debt	107,900	85,067	7,772	(92,839)	107,900
Repayments of long-term debt and capital leases	(114,000)	(90,880)	(1,445)	90,880	(115,445)
Issuance of long-term notes receivable	(92,839)	—	—	92,839	—
Payments received on long-term notes receivable	90,880	—	—	(90,880)	—
Repayments of borrowings under bank overdraft facility, net	—	—	(1,042)	—	(1,042)
Proceeds from exercises of stock options	5,931	—	—	—	5,931
Repurchase of capital stock	(2,015)	—	—	—	(2,015)
Net cash (used in) provided by financing activities	(4,143)	(5,813)	5,285	—	(4,671)
Effect of exchange rate changes on cash	—	—	(162)	—	(162)
Net (decrease) increase in cash and cash equivalents	(41)	755	95	—	809
Cash and cash equivalents as of beginning of period	81	2,219	889	—	3,189
Cash and cash equivalents as of end of period	$40	$2,974	$984	$—	$3,998

	Six Months Ended June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$4,829	$41,171	$6,601	$—	$52,601
Additions to property and equipment	—	(14,363)	(6,420)	—	(20,783)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(145)	(84)	—	(229)
Net cash used in investing activities	—	(14,508)	(6,504)	—	(21,012)
Repayments of long-term debt and capital leases	—	(235)	(1,042)	—	(1,277)
Proceeds from exercises of stock options	301	—	—	—	301
Repurchase of capital stock	(1,390)	—	—	—	(1,390)
Net cash used in financing activities	(1,089)	(235)	(1,042)	—	(2,366)
Effect of exchange rate changes on cash	—	—	417	—	417
Net increase (decrease) in cash and cash equivalents	3,740	26,428	(528)	—	29,640
Cash and cash equivalents as of beginning of period	40	8,400	2,009	—	10,449
Cash and cash equivalents as of end of period	$3,780	$34,828	$1,481	$—	$40,089

(18) Subsequent events

Acquisition of EDC

 On June 19, 2011, the Company signed a definitive agreement to acquire all of the outstanding securities of EDC ATM Subsidiary and Efmark Deployment I (collectively referred to as "EDC") from EDC Holding Company, LLC for approximately $145.0 million in cash. On July 25, 2011, the Company completed this acquisition through borrowings under its amended credit facility (as further described below). The acquisition included approximately 3,600 ATMs across 47 states, with the majority of the machines located in high-traffic convenience store locations.

The Company will account for the EDC acquisition as a business combination pursuant to ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed will be recorded based on their respective fair values as of the acquisition date. Results from the EDC acquisition will be included in the Company's financial results from the date of the completion of the acquisition, July 25, 2011.

The Company is currently evaluating the recognition and measurement of the identifiable assets acquired and the liabilities assumed. Because of the short period of time between the acquisition date and the issuance of these consolidated financial statements, the Company has not yet completed the initial accounting for the business combination or unaudited pro forma combined financial information. It is expected that goodwill will be recorded on our consolidated balance sheet in the third quarter of 2011 once the initial accounting for the transaction has been completed.

Amendment of Revolving Credit Facility

On July 25, 2011, concurrent with the closing of the EDC acquisition, the Company amended its $175.0 million revolving credit agreement. The amendment expanded the Company's borrowing capacity from $175.0 million to $250.0 million and extended the termination date of the facility by one year, to July 15, 2016. In addition, the amended credit facility further allows the Company to expand the facility up to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants. The amendment also modified the pricing for borrowings and undrawn commitments under the facility, both of which continue to be variable dependent upon the Company's total leverage ratio. Finally, the amendment changed certain other covenants in a manner that are generally more favorable to the Company.

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

  our financial outlook and the financial outlook of the ATM industry;
  our ability to respond to recent and future regulatory changes, including possible effects from the Dodd-Frank Wall Street Reform and Consumer Protection Act which could result in different behavior by consumers, retailers and banks;
  our ability to respond to potential reductions in the amount of interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs;
  our ability to provide new ATM solutions to retailers and financial institutions;
  our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers;
  the continued implementation of our corporate strategy;
  our ability to compete successfully with new and existing competitors;
  our ability to renew and strengthen our existing customer relationships and add new customers;
  our ability to meet the service levels required by our service level agreements with our customers;
  our ability to pursue and successfully integrate acquisitions;
  our ability to successfully manage our existing international operations and to continue to expand internationally;
  our ability to prevent security breaches;
  our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
  our ability to manage concentration risks with key customers, vendors and service providers;
  changes in interest rates and foreign currency rates; and
  the additional risks we are exposed to in our U.K. armored transport business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. is the world’s largest owner of retail automated teller machines (“ATMs”) and multi-function financial services kiosks. As of June 30, 2011, our network included over 37,800 devices throughout the United States (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom, and Mexico, primarily within national and regional merchant locations. Included within this number were approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. We generate revenue on a per transaction basis from the surcharge fees charged to cardholders for the convenience of using our devices and from interchange fees charged to cardholders’ financial institutions for processing transactions conducted on our devices.

Also included in our network (and the machine count shown above) as of June 30, 2011 were approximately 4,300 ATMs to which we provided various forms of managed services solutions. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining, as well as at times owning, their ATM fleets. Under these types of arrangements, we typically receive a fixed monthly management and variable transaction fees in return for providing certain services, including monitoring, maintenance, cash management, customer service, and transaction processing. We typically do not receive surcharge and interchange fees in these arrangements, but rather those amounts are passed on to our customers.

We also partner with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within our network. As of June 30, 2011, over 12,300 of our devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs. Additionally, we own and operate the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 43,000 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the United States, Puerto Rico and Mexico, all of our ATMs in the United Kingdom, over 5,000 locations in Australia through a partnership with a local ATM owner and operator, as well as ATMs in the United States operated by third parties. Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties. For additional discussion of our operations and the manner in which we derive revenues, please refer to our 2010 Form 10-K.

Strategic Outlook

Over the past several years, we have expanded our operations through acquisitions, the launch of our EFT transaction processing platform, the launch of our armored courier operation in the United Kingdom, the continued deployment of ATMs in high-traffic locations under our contracts with well-known retailers, the development of bank branding relationships, and the expansion of our surcharge-free ATM network, Allpoint. In the past year, we have continued to expand our operations through many of these activities, as well as through our managed services offerings.

During the quarter ended June 30, 2011, we saw a continuation of the activities outlined above and shortly after quarter-end, completed the previously-announced acquisition of all of the outstanding securities of EDC ATM Subsidiary and Efmark Deployment I (collectively referred to as “EDC”) from EDC Holding Company, LLC on July 25, 2011 for $145.0 million. The EDC acquisition provides us with over 3,600 ATMs located in premier retail locations throughout the United States. In addition, we intend to continue to evaluate the acquisition of complementary businesses going forward.

We expect to continue to launch new initiatives in the future to further leverage the significant investment that we have made in the development of our extensive ATM and financial services kiosk network. In particular, we see opportunities to further expand our operations during the remainder of 2011 and beyond through the following:

•         Increasing our number of deployed devices with existing as well as new merchant relationships. We believe that there is a significant opportunity to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe that our size and scale, as well as our proven operational track record, position us well to capitalize on these opportunities as they arise.

•         Expand our Relationships with Leading Financial Institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage these offerings to attract additional financial institutions as customers. Our services currently offered to financial institutions include branding our ATMs with their logos and providing surcharge-free access to their customers through our Allpoint network. The number of machines and financial institutions participating in our Allpoint network are also increasing, enabling us to increase transaction counts and profitability on our existing machines.

•         Working with non-traditional financial institutions and card issuers to further leverage our extensive ATM and financial services kiosk network. We believe that there are opportunities to develop relationships with non-traditional financial institutions and card issuers that are seeking an extensive and convenient ATM network to complement their new card offerings. Additionally, we believe that many of the prepaid debit card issuers that exist today in the United States can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, in the first quarter of 2011, we announced a partnership with Univision Communications Inc. whereby cardholders of the recently launched Univision MasterCard® Prepaid Card will have surcharge-free access to the ATMs included within the Allpoint network. This represents an entirely new card base of potential customers that will now be actively directed to use our ATM network.

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

•         Pursue Additional Managed Services Opportunities. Over the last year, we significantly expanded the number of ATMs that are under our managed services offerings.  We plan to pursue additional opportunities with leading merchants and financial institutions in the United States, as well as international opportunities as they arise, working with our customers to provide them with a customized solution that fits their needs.

•         International expansion. We currently operate in the United States (including the territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom and Mexico. We believe that there may be further opportunities to expand our business outside the United States.

Longer term, we believe there are opportunities to not only expand our ATM and financial services kiosk network, but to also expand the types of services that we offer through that network. We believe that recent industry regulatory changes coupled with the proliferation of stored-value prepaid debit cards provide us with a unique opportunity to leverage our extensive retail ATM and financial services kiosk network to provide a broader array of automated financial services to financial institutions and card issuers. For example, with recently enacted and pending regulatory changes with respect to credit cards, debit cards and traditional demand deposit accounts, there is a considerable amount of uncertainty surrounding many of the revenue streams traditionally earned by financial institutions. As a result, we believe that our network of ATMs located in prime retail locations represents an attractive and affordable option for financial institutions looking to continue to expand their ATM network in a cost-effective manner. Additionally, we believe that the deployment of devices that perform other financial services, including check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide the convenience of branch banking in an off-premise retail setting.

Recent Events and Trends

Withdrawal Transaction and Revenue Trends – United States. For the three and six month periods ended June 30, 2011, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 3.1% and 3.3%, respectively, over the same periods in prior year. We define same-store ATMs as all ATMs that were continuously transacting for the trailing 16-month period to ensure the exclusion of any new growth or mid-month installations.

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

As our surcharge-free offerings continue to grow in the United States, so do the interchange revenues we earn from the networks and card-issuing financial institutions whose customers utilize our ATMs. However, certain networks have recently reduced the per transaction net interchange fees paid to ATM deployers for transactions routed through their networks. For example, during April 2010, a global network brand in the United States reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network. As a result, we saw certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by this network. This rate change and the increased volume conducted on the lower-priced network have reduced our interchange revenues as well as our ATM operating gross profits. Additionally, another network brand in the United States increased the fees it charges to ATM deployers beginning in April 2011, which reduced the net interchange fees received from this network during the most recently completed quarter. If additional financial institutions move to take advantage of the lower interchange rate, or if additional networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits would be negatively impacted.

In addition to the above, many United States banks serving the market for consumer banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially less cost than building their own ATM networks. Additionally, we believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending their customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements and we believe that there will be continued growth in such arrangements.

Financial Regulatory Reform in the United States. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.  Among many other things, the Act included provisions that (1) established a new Bureau of Consumer Financial Protection, (2) limited the activities that banking entities may engage in, and (3) gave the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.  On June 22, 2011, the Federal Reserve issued certain regulations affecting debit interchange and network routing rules required under the Act.  While the Act's regulations governing interchange fees for electronic debit transactions do not apply to ATM cash withdrawal transactions, the regulations do allow merchants additional flexibility to allow certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.  This change may result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact our future revenues and operating profits (through increased transaction levels at our ATMs). Conversely, with point-of-sale debit transaction rates now regulated, this could cause a shift in behavior by merchants, banks or consumers, which could in turn impact our volume of ATM transactions. Effectively, as a result of the regulated point-of-sale interchange rates, if merchants, banks or consumers are more likely to increase their point-of-sale debit transactions, we could in turn experience a decline in cash withdrawal transactions. Finally, the newly issued regulations require debit cards to be recognized (or authorized) over at least two non-affiliated networks and provide for rules that would allow merchants greater flexibility in routing transactions across networks that are more economical for the merchant. While the Federal Reserve had requested comments as to whether these new anti-exclusivity and routing provisions should apply to ATM transactions, the issued regulations did not apply them to ATM transactions.

Withdrawal Transaction and Revenue Trends – United Kingdom. For the three and six month periods ended June 30, 2011, total same-store cash withdrawal transactions conducted on our United Kingdom ATMs increased by 3.0% for both periods over the same periods in prior year. We continued to see a shift in the mix of ATMs in the United Kingdom (i.e., less pay-to-use ATMs and more surcharge-free, or “free-to-use” ATMs); therefore, we have been installing more free-to-use machines in this market. Specifically, the average number of free-to-use machines we had in the United Kingdom for the three and six month periods ended June 30, 2011 increased by approximately 69% and 68%, respectively, compared to the same periods last year, whereas the number of pay-to-use machines decreased by approximately 15% for both periods. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated to higher overall revenues. However, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network, were reduced effective as of January 1, 2011. LINK sets the interchange rates in the United Kingdom annually by using a cost-based methodology that incorporates the interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2009 are considered for determining the 2011 interchange rate). Excluding the impact of the interchange rate decrease, the interchange revenues generated by some of our ATMs in that market would have been higher by approximately $1.8 million and $3.2 million for the three and six month periods ended June 30, 2011.

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

Our majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee only rather than selecting the interchange-only option, and subsequently increased the amount of our surcharge rate to compensate for the loss of interchange fees that we previously earned on such ATM transactions. Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined. As a result of the above developments, we are working on strategies to mitigate the negative effects of these events, such as a bank branding agreement that was executed during the first quarter of 2011 with Grupo Financiero Banorte (“Banorte”), to brand up to 2,000 machines in that market. As a result of this agreement, we expect slightly higher revenues and reduced operating expenses on the machines covered by the agreement. If we are unsuccessful in our efforts to continue to mitigate the negative effects of the new regulations, our overall profitability in that market will decline. If such declines are significant, we may be required to record an impairment charge in future periods to write down the carrying value of certain existing tangible and intangible assets associated with that operation.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
ATM operating revenues	96.0%	98.2%	96.2%	98.3%
ATM product sales and other revenues	4.0	1.8	3.8	1.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	63.2	65.8	63.8	66.5
Cost of ATM product sales and other revenues	3.5	1.7	3.4	1.7

Total cost of revenues	66.8	67.5	67.1	68.2

Gross profit	33.2	32.5	32.9	31.8
Operating expenses:
Selling, general, and administrative expenses	9.0	7.7	9.2	8.2
Depreciation and accretion expense	7.8	7.7	8.0	7.9
Amortization expense	2.5	2.8	2.6	3.0
Loss on disposal of assets	0.1	0.8	0.1	0.6

Total operating expenses	19.3	19.1	19.8	19.6

Income from operations	13.9	13.4	13.1	12.2
Other expense (income):
Interest expense, net	3.2	5.5	3.4	5.6
Amortization of deferred financing costs and bond discounts	0.1	0.5	0.1	0.5
Other expense (income)	0.1	(0.2)	0.0	0.0

Total other expense	3.5	5.7	3.5	6.1

Income before income taxes	10.5	7.7	9.6	6.1
Income tax expense	4.5	1.5	4.2	1.3

Net income	5.9	6.2	5.4	4.8
Net income attributable to noncontrolling interests	0.0	0.0	0.0	0.1

Net income attributable to controlling interests and available to common stockholders	5.9%	6.2%	5.3%	4.7%

_______________

(1)

Excludes effects of depreciation, accretion, and amortization expense of $13.5 million and $12.1 million for the three month periods ended June 30, 2011 and 2010, respectively, and $26.9 million and $24.4 million for the six month periods ended June 30, 2011 and 2010, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.2% and 9.1% for the three month periods ended June 30, 2011 and 2010, respectively, and by 9.4% for the six month periods ended June 30, 2011 and 2010.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average number of transacting ATMs:
United States: Company-owned	19,063	18,257	18,973	18,194
United Kingdom	3,200	2,795	3,109	2,754
Mexico	2,892	2,881	2,906	2,803
Subtotal	25,155	23,933	24,988	23,751
United States: Merchant-owned	8,215	8,673	8,260	8,750

Average number of transacting ATMs – ATM Operations	33,370	32,606	33,248	32,501

United States: Managed services (1)	4,114	2,988	4,015	2,884
United Kingdom: Managed services	21	–	15	–
Average number of transacting ATMs – Managed services	4,135	2,988	4,030	2,884

Total average number of transacting ATMs	37,505	35,594	37,278	35,385

Total transactions (in thousands):
ATM operations	120,861	103,920	229,799	199,522
Managed services	6,082	3,993	11,530	7,462
Total transactions	126,943	107,913	241,329	206,984

Total cash withdrawal transactions (in thousands):
ATM Operations	74,341	64,520	140,965	124,650
Managed services	4,078	3,099	7,809	5,860
Total cash withdrawal transactions	78,419	67,619	148,774	130,510

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	743	660	707	639

ATM operating revenues	$1,390	$1,329	$1,355	$1,309
Cost of ATM operating revenues (2)(3)	912	890	895	885

ATM operating gross profit (2)(3)	$478	$439	$460	$424

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	34.2%	33.0%	33.7%	32.4%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	24.6%	23.8%	23.9%	22.9%

____________

(1)

Includes 2,498 and 2,545 ATMs for the three months ended June 30, 2011 and 2010, respectively, and 2,502 and 2,524 ATMs for the six months ended June 30, 2011 and 2010, respectively, for which we only provided EFT transaction processing services.

(2)

Excludes effects of depreciation, accretion, and amortization expense of $13.5 million and $12.1 million for the three month periods ended June 30, 2011 and 2010, respectively, and $26.9 million and $24.4 million for the six months ended June 30, 2011 and 2010, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $135 and $124 for the three month periods ended June 30, 2011 and 2010, respectively, and $135 and $125 for the six months ended June 30, 2011 and 2010, respectively.

(3)

ATM operating gross profit is a measure of profitability that uses only the revenues and expenses that relate to operating the ATMs in our portfolio. Revenues and expenses from ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$141,429	$130,560	8.3%	$274,528	$256,247	7.1%
ATM product sales and other revenues	5,865	2,388	145.6%	10,807	4,477	141.4%

Total revenues	$147,294	$132,948	10.8%	$285,335	$260,724	9.4%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

ATM operating revenues. ATM operating revenues generated during the three month period ended June 30, 2011 increased $10.9 million from the three month period ended June 30, 2010. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended June 30, 2010 to
	Three Months Ended June 30, 2011
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$1,289	$(521)	$393	$1,161
Interchange revenue	568	5,069	(590)	5,047
Bank branding and surcharge-free network revenues	1,921	—	90	2,011
Managed services revenues	1,667	59	—	1,726
Other revenues	790	—	134	924

Total increase in ATM operating revenues	$6,235	$4,607	$27	$10,869

United States. During the three month period ended June 30, 2011, our United States operations experienced a $6.2 million, or 6%, increase in ATM operating revenues compared to the same period in 2010. This increase was due to a combination of growth achieved from several revenue sources, including: (1) an increase in surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our Allpoint surcharge-free network; (2) an increase in managed services revenue as a result of the expansion of these services in the past year, which resulted in the addition of approximately 1,300 machines operating under managed services arrangements; and (3) increased surcharge revenue as a result of a slightly higher average surcharge rate and a higher machine count.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United States operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom. Our United Kingdom operations experienced a $4.6 million, or 23%, increase in ATM operating revenues during the three month period ended June 30, 2011, when compared to the same period in 2010. This increase was due primarily to higher interchange revenues as a result of a 47% increase in the total number of transactions conducted on our ATMs in that market. The increased level of transactions was primarily attributable to three factors: (1) a 14% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2010 and the first six months of 2011 at locations of new and existing customers; (2) a 7% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs on a same-store basis; and (3) conversion of many ATMs from surcharging to free-to-use during 2010, resulting in a higher percentage of our revenues being from this machine type. Conversely, we experienced a decline in surcharge revenues generated by our United Kingdom operations as a result of the conversion and same-store transaction declines discussed above. Excluding the favorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $2.5 million, or 12%, when compared to the same period in 2010.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United Kingdom operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Mexico. ATM operating revenues generated by our Mexico operations during the three month period ended June 30, 2011 was comparable to the same period in 2010 as the decrease in interchange revenue was mostly offset by the increase in surcharge and other revenues.  The decrease in interchange revenue was primarily the result of the regulatory changes in Mexico. The new ATM fee rules adopted by the Central Bank of Mexico, which went into effect in May 2010, require ATM operators to choose between receiving an interchange fee from the consumer’s card issuing bank or a surcharge fee from the consumer. When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee. The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs. In response to the ATM fee rules, we subsequently increased the surcharge rates charged at our ATMs to compensate for the loss of interchange fees that we previously earned on such ATM transactions. Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined. As a result of these developments, we reduced our ATM deployments in Mexico and have made strategic changes to mitigate the negative effects of these events such as the bank branding agreement with Banorte that was signed during the first quarter of 2011 to brand up to 2,000 machines in that market. As of June 30, 2011, approximately 400 of the machines placed in Cadena Comercial OXXO S.A. de C.V. (commonly referred to as “OXXO”) convenience stores were branded with Banorte, and we expect to finish branding the remainder of the first 1,200 machines during the third quarter of 2011. Finally, foreign currency exchange rate movements between the two periods favorably impacted the revenues recorded for our Mexico business for the three month period ended June 30, 2011, which without these effects, there would have been a decline over prior year by $0.4 million, or 6%.

ATM product sales and other revenues. ATM product sales and other revenues for the three month period ended June 30, 2011 were significantly higher than those generated during the same period in 2010, due to increased equipment sales and higher value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. Over the past few years, financial institutions and other businesses reduced their ATM purchases in response to the weak economic climate. However, new regulations under the Americans with Disabilities Act that will come into effect in 2012 are driving the replacement of certain noncompliant ATMs and therefore driving the increase in VAR sales.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

ATM operating revenues. ATM operating revenues generated during the six month period ended June 30, 2011 increased $18.3 million from the six month period ended June 30, 2010. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Six Months Ended June 30, 2010 to
	Six Months Ended June 30, 2011
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$1,332	$(1,357)	$1,010	$985
Interchange revenue	1,463	8,311	(1,899)	7,875
Bank branding and surcharge-free network revenues	4,461	—	99	4,560
Managed services revenues	3,107	98	—	3,205
Other revenues	1,402	—	254	1,656

Total increase (decrease) in ATM operating revenues	$11,765	$7,052	$(536)	$18,281

United States. During the six month period ended June 30, 2011, our United States operations experienced an $11.8 million, or 6%, increase in ATM operating revenues compared to the same period in 2010. This increase was primarily due to higher bank branding and surcharge-free network revenues attributable to increased participation in these programs by banks and other financial institutions, as well as the expansion of our managed services arrangements. Additionally, we generated increased surcharge and interchange revenues during the six months ended June 30, 2011 as a result of an overall increased number of transactions at our machines, partly attributable to a higher machine count.

United Kingdom. Our United Kingdom operations contributed to the higher ATM operating revenues for the six month period ended June 30, 2011, increasing by $7.1 million, or 18%, from the first six months of 2010. As was the case with the three month period, this increase was primarily driven by an increase in the number of total transactions, resulting from: (1) a 13% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2010 and the first six months of 2011 at locations of new and existing customers; (2) a 7% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs on a same-store basis; and (3) conversion of many ATMs from surcharging to free-to-use during 2010, resulting in a higher percentage of our revenues being from this machine type. Foreign currency exchange rate movements between the two periods also favorably impacted the revenues recorded for our United Kingdom during the first six months of 2011, contributing $2.6 million, or 7%, to the total increase.

Mexico. Partially offsetting the higher ATM operating revenues from our United States and United Kingdom operations were our Mexico operations, which experienced a $0.5 million, or 4%, decrease in revenues during the six month period ended June 30, 2011 over the same period in 2010. This decrease was the result of a 27% decrease in the number of total transactions in Mexico as a result of the regulatory changes that occurred in May 2010, as explained above. As was the case during the three months ended June 30, 2011, foreign currency exchange rate movements between the two periods favorably impacted the revenues recorded for our Mexico business during the first six months of 2011, which without these effects, there would have been a decline over prior year by $1.3 million, or 10%.

ATM product sales and other revenues. ATM product sales and other revenues for the six month period ended June 30, 2011 were significantly higher than those generated during the same period in 2010 primarily due to higher VAR program sales to merchants for replacement of certain noncompliant ATMs with the new regulations under the Americans with Disabilities Act that will come into effect in 2012.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$93,117	$87,414	6.5%	$181,903	$173,293	5.0%
Cost of ATM product sales and other revenues	5,214	2,314	125.3%	9,561	4,507	112.1%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$98,331	$89,728	9.6%	$191,464	$177,800	7.7%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three month period ended June 30, 2011 increased $5.7 million when compared to the same period in 2010. Below is the detail, by segment, of changes in the various components of our cost of ATM operating revenues:

	Variance: Three Months Ended June 30, 2010 to
	Three Months Ended June 30, 2011
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$421	$616	$203	$1,240
Vault cash rental expense	29	(15)	13	27
Other costs of cash	464	1,214	(248)	1,430
Repairs and maintenance	(40)	421	10	391
Communications	201	116	64	381
Transaction processing	(576)	454	(265)	(387)
Stock-based compensation	84	—	—	84
Other expenses	1,384	1,145	8	2,537

Total increase (decrease) in cost of ATM operating revenues	$1,967	$3,951	$(215)	$5,703

United States. During the three month period ended June 30, 2011, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $2.0 million, or 3%, when compared to the same period in 2010. Included in the Other expenses increase above, approximately $1.0 million of the year-over-year increase was attributable to payments made to third parties for transactions on their ATMs through our Allpoint network. The remainder of the costs of ATM operating revenues generally increased as a result of higher total machine count and higher transaction volumes. Partially offsetting these increases was a $0.6 million decrease in transaction processing expense due to the conversion of our ATMs located in 7-Eleven locations to our EFT processing platform from a third-party processor.

United Kingdom. In the quarter ended June 30, 2011, our United Kingdom operations experienced a $4.0 million, or 27%, increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) when compared to the same period in 2010. This increase was due primarily to the increase in number of average transacting ATMs associated with these operations, which increased by 14% for the three months ended June 30, 2011 from the comparable period last year. As noted above in our discussion of ATM operating revenues, the majority of our newly-deployed ATMs in the United Kingdom are high transacting, free-to-use ATMs, which frequently carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating. As a result, we expected to see an overall increase in several categories of the cost of ATM operating revenues. Also contributing to the increased cost of ATM operating revenues was an increase in cash losses as a result of several thefts of cash on our ATMs in that market, as well as an increase in employee-related costs for the additional personnel to operate a second cash depot for Green Team, our United Kingdom operation’s armored courier team. The foreign currency exchange rate movements between periods also significantly contributed to the overall increase in cost of ATM operating revenues. Excluding the impact of the exchange rate movements, our cost of ATM operating revenues for the three months ended June 30, 2011 would have been $2.3 million higher than the same period last year.

Mexico. The decreased costs incurred by our Mexico operations during the three month period ended June 30, 2011 were primarily attributable to the decline in the total number of transactions in that market, as explained in ATM operating revenues above. We also were successful in reducing our armored fees, which are included in Other costs of cash above, from the prior year.

Cost of ATM product sales and other revenues. The $2.9 million increase in the cost of ATM product sales and other revenues during the three month period ended June 30, 2011 compared to the same period in 2010 was consistent with the $3.5 million increase in ATM product sales and other revenues discussed above, and was primarily attributable to the increased equipment sales to distributors and merchants during the period.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the six month period ended June 30, 2011 increased $8.6 million from the same period in 2010. Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues:

	Variance: Six Months Ended June 30, 2010 to
	Six Months Ended June 30, 2011
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$708	$783	$184	$1,675
Vault cash rental expense	171	(207)	(32)	(68)
Other costs of cash	564	1,812	(417)	1,959
Repairs and maintenance	249	625	10	884
Communications	229	189	89	507
Transaction processing	(1,535)	708	(287)	(1,114)
Stock-based compensation	150	—	—	150
Other expenses	2,446	2,128	43	4,617

Total increase (decrease) in cost of ATM operating revenues	$2,982	$6,038	$(410)	$8,610

United States. During the six month period ended June 30, 2011, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $3.0 million, or 2%, when compared to the cost incurred during the same period in 2010. Included in Other expenses in the table above, $1.8 million of the increase was related to payments made to third parties for transactions on their ATMs through our Allpoint network. As was the case with the three month period, the remainder of the costs of ATM operating revenues generally increased as a result of higher total machine count in the United States that we provide services to (including managed services) and an offsetting decrease in transaction processing expense due to the conversion of our ATMs located in 7-Eleven locations to our EFT processing platform from a third-party processor.

United Kingdom. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our United Kingdom operations increased during the six months ended June 30, 2011 by $6.0 million. This overall increase was primarily due to the increased number of transacting ATMs and total number of transactions conducted on our machines, increased cash losses due to theft, and an increase in employee-related costs, as described above with respect to the quarterly period. Foreign currency exchange rate movements between the two periods also had a major impact on the increase in cost of ATM operating revenues of our United Kingdom during the first six months of 2011, contributing $2.0 million to the total increase.

Mexico. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our Mexico operations decreased by $0.4 million primarily due to a decrease in the total number of transactions conducted on our ATMs in that market. Excluding the impact of exchange rate movements, the decrease in our cost of ATM operating revenues for the six months ended June 30, 2011 would have been $1.0 million lower than the same period last year.

Cost of ATM product sales and other revenues. Relatively consistent with the 141% increase in ATM product sales and other revenues discussed above was a 112% increase in the cost of ATM product sales and other revenues during the six months ended June 30, 2011 compared to the same period in 2010. These increases were primarily due to lower equipment and VAR program sales during the period.

Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	34.2%	33.0%	33.7%	32.4%
Inclusive of depreciation, accretion, and amortization	24.6%	23.8%	23.9%	22.9%
ATM product sales and other revenues gross profit margin	11.1%	3.1%	11.5%	(0.7)%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	33.2%	32.5%	32.9%	31.8%
Inclusive of depreciation, accretion, and amortization	24.1%	23.4%	23.5%	22.5%

ATM operating gross profit margin. For the three and six month periods ended June 30, 2011, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased by 1.2 and 1.3 percentage points, respectively, when compared to the same periods in 2010. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased by 0.8 and 1.0 percentage points, respectively, during the three and six months ended June 30, 2011, when compared to the same periods in 2010. These increases were due to higher margins earned in our United States and Mexico operating segments during the quarter, offset by lower margins earned in our United Kingdom operating segments. The margin improvement in the United States was primarily attributable to year-over-year increases in revenues from our bank branding, surcharge-free offerings, and managed services agreements and the margin improvement in Mexico was primarily attributable to lowered operating costs such as armored expense. In the United Kingdom, the margin decrease was attributable to our higher mix of free-to-use machines compared to last year and the decrease in the interchange fees paid by LINK, as explained in Recent Events and Trends – Withdrawal Transaction and Revenue Trends – United Kingdom.

We expect to see continued expansion in our branding and surcharge-free arrangements, as well as our managed services offerings. However, the continued pressure on withdrawal transactions in Mexico and interchange rate declines in the United States and United Kingdom could offset margin improvement we might otherwise expect to realize. As a result, we currently expect that our total gross profit margin level for the full year of 2011 will be relatively consistent with the margin levels achieved during the first half of 2011.

ATM product sales and other revenues gross profit margin. For the three and six month periods ended June 30, 2011, our ATM product sales and other revenues gross profit margin increased by 8.0 and 12.2 percentage points, respectively, when compared to the same periods in 2010. The increase in the three and six month periods ended June 30, 2011 were due to higher sales volumes and the corresponding margins achieved on VAR sales during the first half of 2011.

Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$11,128	$9,004	23.6%	$22,167	$18,887	17.4%
Stock-based compensation	2,140	1,268	68.8%	4,105	2,528	62.4%

Total selling, general, and administrative expenses	$13,268	$10,272	29.2%	$26,272	$21,415	22.7%

Percentage of total revenues:
Selling, general, and administrative expenses	7.6%	6.8%		7.8%	7.2%
Stock-based compensation	1.5%	1.0%		1.4%	1.0%
Total selling, general, and administrative expenses	9.0%	7.7%		9.2%	8.2%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation, increased $2.1 million and $3.3 million, for the three and six month periods ended June 30, 2011, respectively, when compared to the same periods in 2010. This increase was primarily attributable to higher employee-related costs compared to the same periods last year due to increased headcount, including costs related to the expansion of our corporate marketing function, and higher incentive-based compensation accruals as a result of continued improvements in operational and financial results. In addition, SG&A expenses for the three and six month periods ended June 30, 2011 included transaction-related costs associated with the acquisition of EDC and higher legal expense related to ongoing litigation and other matters. Partially offsetting the increases were costs incurred in 2010 related to the preparation and filing of a shelf registration statement and the completion of a secondary equity offering, which were not repeated in 2011.

Stock-based compensation. The increase in stock-based compensation during the three and six month periods ended June 30, 2011 was due to the issuance of additional shares of restricted stock during 2010 and the first half of 2011. Particularly, in early 2011, we issued grants under our 2011 Long Term Incentive Plan (the “2011 LTIP”), which initially vest based on performance-based requirements followed by continued service-based vesting requirements. Although these awards are not yet considered to be earned and outstanding, we recognized compensation expense based on the ultimate awards we expect to issue in 2012. For additional details on these equity awards, see Item 1. Notes to Consolidated Financial Statements, Note 2, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Depreciation expense	$11,036	$9,633	14.6%	$21,714	$19,234	12.9%
Accretion expense	401	631	(36.5)%	1,093	1,252	(12.7)%

Depreciation and accretion expense	$11,437	$10,264	11.4%	$22,807	$20,486	11.3%

Percentage of total revenues:
Depreciation expense	7.5%	7.2%		7.6%	7.4%
Accretion expense	0.3%	0.5%		0.4%	0.5%
Total depreciation and accretion expense	7.8%	7.7%		8.0%	7.9%

For the three and six month periods ended June 30, 2011, depreciation expense increased when compared to the same periods in 2010 primarily due to the higher depreciable asset base from the deployment of additional Company-owned ATMs in the first half of 2011 and throughout 2010. Partially offsetting this increase was a decrease in accretion expense, which decreased for the three and six month periods ended June 30, 2011 compared to the same period in 2010 due to a change in estimate. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. Changes in foreign currency exchange rates also contributed $0.4 million and $0.5 million to the three and six month increases, respectively.

Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Amortization expense	$3,667	$3,765	(2.6)%	$7,294	$7,744	(5.8)%

Percentage of total revenues	2.5%	2.8%		2.6%	3.0%

Amortization expense is primarily comprised of the amortization of intangible merchant contracts and relationships associated with our past acquisitions. The decrease in amortization during the three and six months ended June 30, 2011 as compared to the same periods in 2010 was due to certain domestic contract intangible assets that were fully amortized during 2010.

Loss on Disposal of Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Loss on disposal of assets	$86	$1,095	(92.1)%	$163	$1,472	(88.9)%

Percentage of total revenues	0.1%	0.8%		0.1%	0.6%

We recognized lower losses on disposal of assets during the three and six months ended June 30, 2011 as compared to the same periods in 2010 mostly as a result of a decrease in the number of assets that we removed during the first half of 2011 compared to the same period in 2010.

Interest Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Interest expense, net	$4,754	$7,314	(35.0)%	$9,567	$14,632	(34.6)%
Amortization of deferred financing costs and bond discounts	213	642	(66.8)%	424	1,272	(66.7)%

Total interest expense, net	$4,967	$7,956	(37.6)%	$9,991	$15,904	(37.2)%

Percentage of total revenues	3.4%	6.0%		3.5%	6.1%

Interest expense, net. Interest expense, net, decreased during the three and six month periods ended June 30, 2011, when compared to the same periods in 2010, due to the reduction in long-term debt outstanding and a lower interest rate on our senior subordinated notes. During the third quarter of 2010, we completed a series of transactions to extend the maturity of our committed access to debt financing and reduce our long-term borrowing costs, including: (1) the execution of a new $175.0 million revolving credit facility in July; (2) the redemption of our $200.0 million 9.25% senior subordinated notes – Series A and our $100 million 9.25% senior subordinated notes – Series B, both of which were due 2013; and (3) the issuance of $200.0 million 8.25% senior subordinated notes due 2018 (the “2018 Notes”).

Amortization of deferred financing costs and bond discounts. The decrease in the amortization of deferred financing costs and bond discounts during the three and six month periods ended June 30, 2011 from the same periods in 2010 was due to a decrease in the deferred financing cost balance after the write-off of certain costs related to the redemption of $300.0 million 9.25% senior subordinated notes and our old $175.0 million revolving credit facility, partially offset by the additional costs capitalized related to the issuance of the 2018 Notes, which are being amortized over the underlying term of the agreement. Additionally, because the $200.0 million senior subordinated notes were issued at par, we no longer have amortization expense related to bond discounts.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Income tax expense	$6,657	$1,952	241.0%	$12,104	$3,391	256.9%

Effective tax rate	43.2%	19.1%		44.2%	21.4%

     Our income tax expense during the three and six month periods ended June 30, 2011 increased over the same periods in 2010 due to the release of all domestic deferred tax asset valuation allowances in the third quarter of 2010, based on our determination that it was more likely than not that we will be able to realize the benefits associated with our net deferred tax asset positions in the future.  As a result, we now record federal and state income tax expense based on earnings in our United States segment. We continue to maintain valuation allowances for our net deferred tax asset positions in the United Kingdom and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized. Although we had approximately $28.9 million of United States federal net operating loss carryforwards for federal income tax purposes as of December 31, 2010, these may be fully utilized over the next 12 to 24 months and, depending on operating results and levels of capital expenditures, we could be in a tax-paying position with respect to United States federal income taxes in the near future.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. We believe that the presentation of these measures and the identification of unusual or certain non-recurring adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. EBITDA, Adjusted EBITDA, Adjusted Net Income, Free Cash Flow and amounts provided on a constant currency basis are non-GAAP financial measures provided as a complement to results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies.

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. EBITDA and Adjusted EBITDA also do not reflect our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt. The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt. Amounts provided on a constant currency basis are calculated by applying the foreign exchange rate in effect for the applicable prior period to the current year amounts denominated in the respective local currencies. The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP.

A reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA and Adjusted Net Income to their most comparable U.S. GAAP financial measures and a calculation of Free Cash Flow are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA and Adjusted Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$8,715	$8,203	$15,195	$12,168
Adjustments:
Interest expense, net	4,754	7,314	9,567	14,632
Amortization of deferred financing costs and bond discounts	213	642	424	1,272
Income tax expense	6,657	1,952	12,104	3,391
Depreciation and accretion expense	11,437	10,264	22,807	20,486
Amortization expense	3,667	3,765	7,294	7,744

EBITDA	$35,443	$32,140	$67,391	$59,693

Add back:
Loss on disposal of assets (1)	86	1,095	163	1,472
Other expense (income) (2)	102	(338)	(107)	3
Noncontrolling interests (3)	(500)	(435)	(995)	(872)
Stock-based compensation expense (4)	2,384	1,427	4,605	2,876
Acquisition-related costs	343	—	343	—
Adjusted EBITDA	$37,858	$33,889	$71,400	$63,172
Less:
Interest expense, net (4)	4,657	7,191	9,365	14,388
Depreciation and accretion expense (4)	11,043	9,964	22,034	19,864
Income tax expense (at 35%) (5)	7,755	5,857	14,000	10,122
Adjusted Net Income	$14,403	$10,877	$26,001	$18,798

Adjusted Net Income per share	$0.34	$0.27	$0.62	$0.47
Adjusted Net Income per diluted share	$0.34	$0.26	$0.61	$0.46

Weighted average shares outstanding - basic	41,910,944	40,017,215	41,712,659	39,910,928
Weighted average shares outstanding - diluted	42,659,587	41,092,258	42,476,101	40,894,506

_________________

(1)       Primarily comprised of losses on the disposal of fixed assets that were incurred with the deinstallation of ATMs during the periods.

(2)       Amounts exclude unrealized and realized (gains) losses related to derivatives not designated as hedging instruments.

(3)       Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our 51% ownership interest in the Adjusted EBITDA of our Mexico subsidiary.

(4)       Amounts exclude 49% of the expenses incurred by our Mexico subsidiary as such amounts are allocable to the noncontrolling interest shareholders.

(5)       35% represents our estimated long-term, cross-jurisdictional effective tax rate.

Calculation of Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Cash provided by operating activities	$16,084	$43,415	$31,039	$52,601
Payments for capital expenditures:
Cash used in investing activities	(10,348)	(12,407)	(25,397)	(21,012)
Fixed assets financed by direct debt	—	(542)	—	(542)
Total payments for capital expenditures	(10,348)	(12,949)	(25,397)	(21,554)
Free cash flow	$5,736	$30,466	$5,642	$31,047

Liquidity and Capital Resources

Overview

As of June 30, 2011, we had $4.0 million in cash and cash equivalents on hand and $247.7 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities. Furthermore, we have historically used cash to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund ongoing capital expenditures. Accordingly, we typically reflect a working capital deficit position and carry a small cash balance on our books.

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we expect to continue to generate positive operating cash flows in the remainder of 2011 and beyond, we expect to repay amounts outstanding under our revolving credit facility. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $31.0 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $52.6 million during the same period in 2010. The year-over-year decrease was primarily attributable to the payment in 2011 of $16.2 million for reimbursement of funds to one of our vault cash suppliers during the period as a result of funds misappropriated by one of our armored courier providers. For further discussion on this matter, see Item 1. Notes to Consolidated Financial Statements, Note 5, Noncurrent Prepaid Expenses and Other Assets. In addition, certain working capital balances increased relative to the prior year period as a result of higher revenues and other timing matters.

Investing Activities

Net cash used in investing activities totaled $25.4 million for the six months ended June 30, 2011, compared to $21.0 million during the same period in 2010. The year-over-year increase was the result of higher capital expenditures incurred compared to the prior year to purchase new ATMs, as well as payments made to merchants to renew contracts or establish new relationships with them.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for the remainder of 2011 will total approximately $38.6 million, the majority of which will be utilized to purchase additional devices for our Company-owned accounts and enhance our existing devices with additional functionalities. We expect these expenditures to be funded with cash generated from our operations. As further discussed in Item 1. Notes to Consolidated Financial Statements, Note 18, Subsequent Events, we acquired the EDC ATM business in July 2011 for $145.0 million, using proceeds from our amended credit facility to fund the acquisition. In addition, we will continue to evaluate additional selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. These acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities

Net cash used in financing activities totaled $4.7 million for the six months ended June 30, 2011 compared to $2.4 million during the same period in 2010. During the six months ended June 30, 2011, we made a net repayment on our outstanding long-term debt of $7.5 million compared to a net repayment of $1.3 million in the same period in 2010.  Partially offsetting this cash outflow was the receipt of approximately $5.9 million from the proceeds from exercises of stock options compared to $0.3 million during the same period in 2010.

Financing Facilities

As of June 30, 2011, we had $247.7 million in outstanding long-term debt, which was comprised of: (1) $200.0 million of 2018 Notes, (2) $40.1 million in borrowings under our revolving credit facility, and (3) $7.6 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. As of June 30, 2011, we had a $175.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase and Bank of America. This facility provided us with $175.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and had a termination date of July 2015. On July 25, 2011, in conjunction with the completion of the EDC acquisition, the borrowing capacity under this facility was expanded to $250.0 million, the termination date extended by one year to July 2016, and the ability to further increase the borrowing capacity was expanded to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants and other conditions. As a result of the completion of the EDC acquisition and the expanded credit facility, we had $171.7 million in outstanding borrowings as of July 25, 2011, with $74.0 million in committed and available credit.

Borrowings under our revolving credit facility bear interest at a variable rate based upon our total leverage ratio and the London Interbank Offered Rate (“LIBOR”) or Alternative Base Rate (as defined in the agreement) at our option. Additionally, we are required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (1) limitations on the amount of senior debt and total debt that we can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the facility. Under the amended credit agreement, these limitations are generally governed by a senior leverage ratio test and the existing fixed charge ratio covenant.

As of June 30, 2011, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 3.1%. Additionally, as of June 30, 2011, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.

Senior Subordinated Notes. In August 2010, we issued $200.0 million in 2018 Notes. The 2018 Notes are subordinate to borrowings made under the revolving credit facility and carry an 8.25% coupon. Interest is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by our domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which we have considerable flexibility. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the indenture. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket.

As of June 30, 2011, we were in compliance with all applicable covenants required under the Notes.

Other Borrowing Facilities

•         Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $175.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. This facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of June 30, 2011) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general purposes for our United Kingdom operations. As of June 30, 2011, there was no amount outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.

•         Cardtronics Mexico equipment financing agreements. Between 2006 and 2010, Cardtronics Mexico entered into 10 separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.36%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of June 30, 2011, approximately $89.8 million pesos ($7.6 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the equipment financing agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of June 30, 2011, the total amount of the guarantees was $45.8 million pesos ($3.9 million U.S.).

New Accounting Standards

For a description of the accounting standards that we adopted during 2011, see Item 1. Notes to Consolidated Financial Statements, Note 16, New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2010 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2011, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

As a result of the significant sensitivity surrounding the vault cash interest expense for our United States and United Kingdom operations, we have entered into a number of interest rate swaps to effectively fix the rate of interest we pay on the amounts of our current and anticipated outstanding vault cash balances. The following swaps currently in place serve to fix the interest rate utilized for our vault cash rental agreements in the United States and the United Kingdom for the following notional amounts and periods:

			Weighted
Notional Amounts	Notional Amounts	Notional Amounts	Average
United States	United Kingdom	Consolidated(1)	Fixed Rate	Term
	(In thousands)
$625,000	£75,000	$745,101	3.43%	July 1, 2011 – December 31, 2011
$750,000	£50,000	$830,068	3.45%	January 1, 2012 – December 31, 2012
$750,000	£25,000	$790,034	3.35%	January 1, 2013 – December 31, 2013
$750,000	£—	$750,000	3.29%	January 1, 2014 – December 31, 2014
$550,000	£—	$550,000	3.27%	January 1, 2015 – December 31, 2015
$350,000	£—	$350,000	3.28%	January 1, 2016 – December 31, 2016

________

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.60 to £1.00, which was the exchange rate in effect as of June 30, 2011.

The following table presents a hypothetical sensitivity analysis of our annual vault cash interest expense based on our outstanding vault cash balances as of June 30, 2011 and assuming a 100 basis point increase in interest rates:

				Additional Interest			Additional Interest Incurred
				Incurred on 100 Basis			on 100 Basis Point Increase
				Point Increase			(Including Impact of All
	Vault Cash Balance as of			(Excluding Impact of			Interest Rate Swaps Currently
	June 30, 2011			Interest Rate Swaps)			under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,084.6	$1,084.6		$10.8	$10.8		$4.6	$4.6
United Kingdom		£150.6	241.2		£1.5	2.4		£0.8	1.2
Mexico	p $	346.4	29.4	p $	3.5	0.3	p $	3.5	0.3

Total			$1,355.2			$13.5			$6.1

As of June 30, 2011, we had a net liability of $52.7 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the estimated fair value of the instruments as of such date. For additional information on our accounting treatment of these swaps and the calculation of their fair value, see Item 1. Notes to Consolidated Financial Statements, Note 11, Derivative Financial Instruments and Note 12, Fair Value Measurements.

As of June 30, 2011, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico, as we have historically not deemed it to be cost effective to engage in such a hedging program. However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in this market.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the United States, as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $40.1 million outstanding under the facility as of June 30, 2011, an increase of 100 basis points in the underlying interest rate would have had a $0.4 million impact on our annual interest expense. However, there is no guarantee that we will not borrow additional amounts under the facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. In addition, as a result of the acquisition of EDC in July 2011, which was funded through borrowings under our amended credit facility, we expect to incur substantially higher interest expense in the remainder of 2011.

Outlook. If we continue to experience low short-term interest rates in the United States and United Kingdom, it will serve to be beneficial to the amount of interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the United States and the United Kingdom.

Foreign Currency Exchange Rate Risk

As a result of our operations in the United Kingdom and Mexico, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our United Kingdom and Mexico operations into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income (loss) in our consolidated financial statements. As of June 30, 2011, such accumulated translation loss totaled approximately $25.1 million compared to approximately $26.6 million as of December 31, 2010.

Our consolidated financial results were positively impacted by an increase in the value of the British pound relative to the United States dollar during the three and six month periods ended June 30, 2011 compared to the comparable prior year periods. Additionally, our consolidated financial results were also positively impacted by changes in the value of the Mexican peso relative to the United States dollar for the three and six month periods ended June 30, 2011 compared to the comparable prior year periods. A sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the British pound during the six months ended June 30, 2011, the effect upon our United Kingdom operations’ operating income would have been immaterial. Similarly, a sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the Mexican peso during the six months ended June 30, 2011, the effect upon our Mexico operation’s operating income would also have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our United Kingdom operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of June 30, 2011, the intercompany payable balance from our United Kingdom operations to the parent totaled $136.4 million, of which $15.2 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of June 30, 2011, the effect upon our Consolidated Statements of Operations would be approximately $1.5 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on our material legal proceedings, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 13, Commitments and Contingencies.

Item 1A. Risk Factors

The material risks we face are described in our 2010 Form 10-K under Part I, Item 1A. Risk Factors. There have been no material changes in our risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2011:

					Total Number of	Approximate Dollar
	Total Number		Average		Shares Purchased as	Value that May Yet
	of Shares		Price Paid		Part of a Publicly	be Purchased Under
Period	Purchased		Per Share		Announced Program	the Program (1)
April 1 – 30, 2011	1,619	(2)	19.77	(3)	—	$—
May 1 – 31, 2011	—		—		—	$—
June 1 – 30, 2011	89,311	(2)	20.88	(3)	—	$—

_________

(1)

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

(2)

Represents shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(3)

The price paid per share was based on the average high and low trading prices of our common stock on April 21, 2011, June 5, 2011, and June 20, 2011, which represents the dates on which we repurchased shares from the participants under our 2007 Stock Incentive Plan.

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

CARDTRONICS, INC.

August 4, 2011	/s/ J. Chris Brewster
J. Chris Brewster
(Duly Authorized Officer and Principal Financial Officer)

August 4, 2011	/s/ E. Brad Conrad
E. Brad Conrad
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Each exhibit identified below is part of this Form 10-Q. Exhibits filed (or furnished in the case of Exhibit 32.1) with this Form 10-Q are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number
Description

2.1

Securities Purchase Agreement, dated June 19, 2011, by and among Cardtronics USA, Inc. and EDC ATM Subsidiary, LLC (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on July 26, 2011, File No. 001-33864).

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

* 10.1†	First Amendment to Credit Agreement, dated July 25, 2011, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A.
* 31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
* 31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
* 32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text).  This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934 and are otherwise not subject to liability under those sections.