Form 10-Q
period 2011-09-30
CARDTRONICS INC
filed 2011-11-07
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on November 3, 2011: 43,856,525

CARDTRONICS, INC.

TABLE OF CONTENTS

		Page

PART I.FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	2
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	3
	Notes to Consolidated Financial Statements	4
Cautionary Statement Regarding Forward-Looking Statements		30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 6.	Exhibits	53
	Signatures	54

When we refer to “us,” “we,” “our,” or “ours,” we are describing Cardtronics, Inc. and/or our subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,206	$3,189
Accounts and notes receivable, net of allowance of $229 and $507 as of September 30, 2011 and December 31, 2010, respectively	32,716	20,270
Inventory	2,108	1,795
Restricted cash	3,568	4,466
Current portion of deferred tax asset, net	18,780	15,017
Prepaid expenses, deferred costs, and other current assets	12,685	10,222
Total current assets	75,063	54,959
Property and equipment, net	174,154	156,465
Intangible assets, net	112,415	74,799
Goodwill	269,521	164,558
Deferred tax asset, net	10,493	715
Prepaid expenses, deferred costs, and other assets	19,878	3,819
Total assets	$661,524	$455,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$2,717	$3,076
Current portion of other long-term liabilities	24,868	24,493
Accounts payable	22,239	20,167
Accrued liabilities	61,691	50,543
Current portion of deferred tax liability, net	718	715
Total current liabilities	112,233	98,994
Long-term liabilities:
Long-term debt, net of related discounts	359,484	251,757
Deferred tax liability, net	62	10,268
Asset retirement obligations	32,456	26,657
Other long-term liabilities	54,178	23,385
Total liabilities	558,413	411,061

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 49,531,576 and 48,396,134 shares issued as of September 30, 2011 and December 31, 2010, respectively; 43,809,783 and 42,833,342 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	231,111	213,754
Accumulated other comprehensive loss, net	(82,637)	(65,053)
Retained earnings (accumulated deficit)	6,117	(55,963)
Treasury stock; 5,721,793 and 5,562,792 shares at cost as of September 30, 2011 and December 31, 2010, respectively	(53,209)	(50,351)
Total parent stockholders’ equity	101,386	42,391
Noncontrolling interests	1,725	1,863
Total stockholders’ equity	103,111	44,254
Total liabilities and stockholders’ equity	$661,524	$455,315

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
ATM operating revenues	$157,636	$134,090	$432,164	$390,337
ATM product sales and other revenues	7,423	2,515	18,230	6,992
Total revenues	165,059	136,605	450,394	397,329
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below.See Note 1)	103,727	89,026	285,630	262,319
Cost of ATM product sales and other revenues	6,501	2,425	16,062	6,932
Total cost of revenues	110,228	91,451	301,692	269,251
Gross profit	54,831	45,154	148,702	128,078
Operating expenses:
Selling, general, and administrative expenses	13,772	11,519	39,701	32,934
Acquisition-related expenses	956	—	1,299	—
Depreciation and accretion expense	12,197	10,865	35,004	31,351
Amortization expense	4,946	3,823	12,240	11,567
Loss on disposal of assets	117	368	280	1,840
Total operating expenses	31,988	26,575	88,524	77,692
Income from operations	22,843	18,579	60,178	50,386
Other expense (income):
Interest expense, net	5,243	7,064	14,810	21,696
Amortization of deferred financing costs and bond discounts	351	546	775	1,818
Write-off of deferred financing costs and bond discounts	—	7,296	—	7,296
Redemption costs for early extinguishment of debt	—	7,193	—	7,193
Other expense (income)	318	(207)	258	(173)
Total other expense	5,912	21,892	15,843	37,830
Income (loss) before income taxes	16,931	(3,313)	44,335	12,556
Income tax benefit	(29,869)	(23,968)	(17,765)	(20,577)
Net income	46,800	20,655	62,100	33,133
Net (loss) income attributable to noncontrolling interests	(85)	(108)	20	202
Net income attributable to controlling interests and available to common stockholders	$46,885	$20,763	$62,080	$32,931

Net income per common share – basic	$1.06	$0.49	$1.42	$0.79
Net income per common share – diluted	$1.05	$0.49	$1.40	$0.78

Weighted average shares outstanding – basic	42,570,137	40,529,280	42,001,624	40,119,310
Weighted average shares outstanding – diluted	43,195,554	41,207,238	42,727,446	40,790,504

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$62,100	$33,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	47,244	42,918
Amortization of deferred financing costs and bond discounts	775	1,818
Write-off of deferred financing costs and bond discounts	—	7,296
Redemption costs for early extinguishment of debt	—	7,193
Stock-based compensation expense	6,996	4,603
Deferred income taxes	(18,599)	(21,371)
Loss on disposal of assets	280	1,840
Unrealized gain on derivative instruments	(813)	(744)
Amortization of accumulated other comprehensive losses associated with derivative instruments no longer designated as hedging instruments	234	1,316
Other reserves and non-cash items	827	1,251
Changes in assets and liabilities:
(Increase) decrease in accounts and notes receivable, net	(11,800)	4,430
Decrease (increase) in prepaid, deferred costs, and other current assets	1,338	(1,107)
(Increase) decrease in inventory	(814)	307
(Increase) decrease in other assets	(18,602)	1,582
(Decrease) increase in accounts payable	(2,323)	5,427
Increase (decrease) in accrued liabilities	5,379	(12,641)
Decrease in other liabilities	(2,870)	(4,258)
Net cash provided by operating activities	69,352	72,993

Cash flows from investing activities:
Additions to property and equipment	(34,654)	(37,410)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	(2,406)	(2,549)
Acquisitions, net of cash acquired	(143,627)	—
Net cash used in investing activities	(180,687)	(39,959)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	317,638	345,000
Repayments of long-term debt and capital leases	(209,813)	(381,013)
Repayments of borrowings under bank overdraft facility, net	(1,042)	(47)
Debt issuance and modification costs	(655)	(5,227)
Proceeds from exercises of stock options	10,102	1,802
Repurchase of capital stock	(2,859)	(1,663)
Net cash provided by (used in) financing activities	113,371	(41,148)

Effect of exchange rate changes on cash	(19)	288
Net increase (decrease) in cash and cash equivalents	2,017	(7,826)

Cash and cash equivalents as of beginning of period	3,189	10,449
Cash and cash equivalents as of end of period	$5,206	$2,623

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$19,235	$28,828
Cash paid for income taxes	$1,717	$831
Capital expenditures financed by direct debt	$—	$542

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of September 30, 2011, the Company provided services to over 42,200 devices across its portfolio, which included over 35,900 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 3,400 devices throughout the United Kingdom ("U.K."), and approximately 2,900 devices throughout Mexico. Included in the U.S. number are approximately 2,200 multi-function financial services kiosks deployed in the U.S. that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 42,200 devices are approximately 4,700 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

Through its network, the Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. The Company also partners with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within its network. As of September 30, 2011, over 15,300 of the Company's domestic devices were under contract with financial institutions to place their logos on those machines, thus providing convenient surcharge-free access for their banking customers. Additionally, the Company owns and operates the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 43,000 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. The Allpoint network includes a majority of the Company's ATMs in the U.S., Puerto Rico and Mexico, all of the Company's ATMs in the U.K., and over 5,000 locations in Australia through a partnership with a local ATM owner and operator in that market. Finally, the Company owns and operates an electronic funds transfer ("EFT") transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

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

The financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 are unaudited. The Consolidated Balance Sheet as of December 31, 2010 was derived from the audited balance sheet filed in the Company's 2010 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include certain minor reclassifications. Those reclassifications did not impact the Company's total reported net income or stockholders' equity.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$10,544	$9,208	$30,185	$25,844
Amortization expense	4,946	3,823	12,240	11,567
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$15,490	$13,031	$42,425	$37,411

(2) Acquisitions

Acquisition of the EDC ATM Portfolio

On June 19, 2011, the Company signed a definitive agreement to acquire all of the outstanding securities of EDC ATM Subsidiary and Efmark Deployment I (collectively referred to as "EDC") from EDC Holding Company, LLC for approximately $145.0 million in cash. On July 25, 2011, the Company completed this acquisition through borrowings under its amended credit facility.

As a result of the acquisition, the Company added over 3,600 ATMs across 47 states, with the majority of the machines located in high-traffic convenience store locations. In addition, many of the EDC ATMs were under contract with financial institutions to carry their brand and logo on the ATM, which has further enhanced the Company's surcharge-free product offerings.

The results of operations of the acquired EDC portfolio have been included in the Company's consolidated statement of operations subsequent to the July 25, 2011 acquisition date. Revenue and earnings of $11.7 million and approximately $0.1 million, respectively, were included in both the three and nine month periods ended September 30, 2011. The estimated earnings contribution includes approximately $0.8 million in non-recurring acquisition-related expenses incurred during the quarter. The acquisition-related expenses incurred year-to-date for this acquisition were $1.1 million.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (amounts in thousands). The total purchase consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of approximately $104.1 million, which has been assigned to the Company's domestic reporting segment, and is primarily attributable to expected synergies. Of this amount, $57.8 million is expected to be deductible for income tax purposes.

Cash and cash equivalents	$3,531
Accounts and notes receivable	768
Inventory	100
Prepaid expenses, deferred costs, and other current assets	1,297
Property and equipment, net	9,961
Intangible assets	46,000
Goodwill	104,096
Other assets	9
Total assets acquired	165,762

Accounts payable	4,405
Accrued liabilities	4,200
Asset retirement obligations	1,902
Deferred tax liability, net	5,755
Other long-term liabilities	4,500
Total liabilities assumed	20,762
Net assets acquired	$145,000

The fair values of intangible assets acquired were determined by utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The intangible assets acquired as part of the EDC acquisition are being amortized on a straight-line basis, and consist of the following:

	Fair Values	Useful Lives	Weighted Average Period Before Next Renewal
Customer contracts	$33,700	7 to 9.4 years	8.4 years
Bank branding contracts	11,200	4.1 years	4.1 years
Non-compete agreements	1,100	2 years	2 years
Total	$46,000

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired EDC portfolios for the three and nine months ended September 30, 2011 and 2010, after giving effect to certain pro forma adjustments including: (i) elimination of intercompany transactions prior to the consummation of EDC into the Company, (ii) amortization of acquired intangible assets and unfavorable contract liabilities assumed, (iii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, and (iv) interest expense adjustment for historical long-term debt of EDC that was repaid and interest expense on additional borrowings by the Company to fund the acquisition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net revenue	$169,183	$151,081	$484,353	$434,244
Net income attributable to controlling interests and available to common stockholders	44,759	21,129	59,657	32,833

The unaudited pro forma financial results do not reflect the impact of the other acquisition consummated by the Company in August 2011 (see further details below), as the impact would not be material to its condensed consolidated results of operations. The unaudited pro forma financial results assume that the acquisition occurred on January 1, 2010, and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Other Acquisitions

 On August 1, 2011, the Company acquired LocatorSearch, LLC, a provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek. Total consideration was estimated to be approximately $3.0 million, of which $2.6 million was paid at closing. The consideration was allocated $1.6 million to intangible assets, $0.8 million to goodwill, and the remainder to the acquired assets and assumed liabilities.

(3) Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Cost of ATM operating revenues	$251	$226	$769	$594
Selling, general, and administrative expenses	2,122	1,481	6,227	4,009
Total stock-based compensation expense	$2,373	$1,707	$6,996	$4,603

 The increase in stock-based compensation expense during the three and nine month periods ended September 30, 2011 was due to the issuance of additional shares of restricted stock awards ("RSAs") and restricted stock units ("RSUs") to certain of the Company's employees and directors during the last quarter of 2010 and in 2011. All grants during the periods above were granted under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

During the first quarter of 2011, the Company granted RSUs under the Company's 2011 Long Term Incentive Plan (the "2011 LTIP"), which is an equity program under the 2007 Stock Incentive Plan. A base pool of 273,411 RSUs has been set aside for the 2011 LTIP. From this amount, the Compensation Committee of the Company's Board of Directors (the "Committee") granted RSUs totaling 264,750, which could result in the issuance of up to 546,822 shares of common stock in the future, depending on the Company's achievement of certain performance levels during calendar year 2011. The fair value of a single RSU granted under the 2011 LTIP was $16.82 on the date of the grant. These grants have both a performance-based and a service-based vesting schedule; accordingly, the number of RSUs potentially earned by an individual will be based on the level of performance achieved during calendar year 2011. Once the performance-based vesting requirements are determined to be met by the Committee, the RSUs will be earned by the individual and will vest 50% on the second anniversary of the grant date and 25% each on the third and fourth anniversaries of the grant date. Although the RSUs will not be considered earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period using a graded vesting methodology, based on the estimated performance levels that management believes will ultimately be met.

Options.The number of the Company'soutstanding stock options as of September 30, 2011, and changes during the nine month period ended September 30, 2011, are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding as of January 1, 2011	2,511,105	$9.63
Exercised	(1,082,614)	$9.56
Forfeited	(7,500)	$6.99
Options outstanding as of September 30, 2011	1,420,991	$9.69

Options vested and exercisable as of September 30, 2011	1,304,366	$9.93

As of September 30, 2011, the unrecognized compensation expense associated with outstanding options was approximately $0.3 million.

Restricted Stock Awards.The number of the Company's outstanding RSAs as of September 30, 2011, and changes during the nine month period ended September 30, 2011, are presented below:

Number
of Shares
RSAs outstanding as of January 1, 2011	1,558,315
Granted	52,828
Vested	(518,503)
Forfeited	(13,750)
RSAs outstanding as of September 30, 2011	1,078,890

The restricted shares granted during the nine month period ended September 30, 2011 had a total grant-date fair value of approximately $1.1 million, or $21.74 per share.  As of September 30, 2011, the unrecognized compensation expense associated with restricted share grants was approximately $9.8 million.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the statements of operations) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and nine month periods ended September 30, 2011 and 2010 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and nine month periods ended September 30, 2011 and 2010 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$46,885			$62,080
Less: undistributed earnings allocated to unvested restricted shares	(1,667)			(2,331)
Net income available to common stockholders	$45,218	42,570,137	$1.06	$59,749	42,001,624	$1.42

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$1,667			$2,331
Stock options added to the denominator under the treasury stock method		625,417			725,822
Less: Undistributed earnings reallocated to restricted shares	(1,643)			(2,293)
Net income available to common stockholders and assumed conversions	$45,242	43,195,554	$1.05	$59,787	42,727,446	$1.40

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$20,763			$32,931
Less: undistributed earnings allocated to unvested restricted shares	(723)			(1,281)
Net income available to common stockholders	$20,040	40,529,280	$0.49	$31,650	40,119,310	$0.79

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$723			$1,281
Stock options added to the denominator under the treasury stock method		677,958			671,194
Less: Undistributed earnings reallocated to restricted shares	(712)			(1,261)
Net income available to common stockholders and assumed conversions	$20,051	41,207,238	$0.49	$31,670	40,790,504	$0.78

The computation of diluted earnings per share excluded potentially dilutive common shares related to RSAs of 432,236 and 497,981 shares for the three and nine month periods ended September 30, 2011, respectively, and 395,985 and 427,695 shares for the three and nine month periods ended September 30, 2010, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$46,800	$20,655	$62,100	$33,133
Unrealized (losses) gains on interest rate swap contracts, net of income tax benefit of $6.6 million and $10.9 million for the three and nine months ended September 30, 2011, respectively	(10,697)	805	(17,421)	(10,296)
Foreign currency translation adjustments	(1,593)	2,668	(163)	(1,154)
Total comprehensive income	34,510	24,128	44,516	21,683
Less: comprehensive (loss) income attributable to noncontrolling interests	(342)	(56)	(138)	273
Comprehensive income attributable to controlling interests	$34,852	$24,184	$44,654	$21,410

 Accumulated other comprehensive loss, net is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets and consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Foreign currency translation adjustments	$(26,732)	$(26,569)
Unrealized losses on interest rate swap contracts, net of income tax benefit of $12.3 million and $1.4 million as of September 30, 2011 and December 31, 2010, respectively	(55,905)	(38,484)
Total accumulated other comprehensive loss, net	$(82,637)	$(65,053)

 The Company records unrealized losses related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future.

The Company currently believes that the unremitted earnings of its Mexico subsidiary will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company's book basis and underlying tax basis in that subsidiary or on the foreign currency translation adjustment amounts.

(6) Noncurrent Prepaid Expenses and Other Assets

As of September 30, 2011, the Company had $19.9 million of noncurrent prepaid expenses, deferred costs, and other assets, compared to $3.8 million as of December 31, 2010.Included in the balance as of September 30, 2011 was $16.2 million recorded for an insurance receivable, related to the loss sustained as a result of the misappropriation of cash in February 2010 by the president and principal owner of Mount Vernon Money Center ("MVMC"), one of the Company's third-party armored service providers in the Northeast United States.

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

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as of September 30, 2011, as well as the changes in the net carrying amounts for the nine month period ended September 30, 2011, by segment:

	Goodwill
	U.S.	U.K.	Mexico	Total
	(In thousands)
Balance as of January 1, 2011:
Gross balance	$150,461	$63,393	$707	$214,561
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$13,390	$707	$164,558

Acquisitions	104,904	—	—	104,904
Foreign currency translation adjustments	—	49	10	59

Balance as of September 30, 2011:
Gross balance	$255,365	$63,442	$717	$319,524
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$255,365	$13,439	$717	$269,521

	Trade Name
	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2011	$200	$3,105	$3,305
Foreign currency translation adjustments	—	11	11
Balance as of September 30, 2011	$200	$3,116	$3,316

 Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that are subject to amortization as of September 30, 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and branding contracts/relationships	$206,289	$(106,609)	$99,680
Deferred financing costs	9,169	(3,260)	5,909
Exclusive license agreements	6,569	(4,636)	1,933
Non-compete agreements	1,774	(197)	1,577
Total	$223,801	$(114,702)	$109,099

 (8) Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Accrued merchant fees	$17,491	$12,310
Accrued armored fees	8,030	4,322
Accrued compensation	6,156	7,038
Accrued purchases	4,311	2,046
Accrued cash rental and management fees	4,082	2,411
Accrued merchant settlement amounts	3,857	4,583
Accrued maintenance fees	2,459	949
Accrued interest rate swap payments	2,020	2,199
Accrued interest expense	1,394	5,740
Accrued ATM telecommunications costs	1,032	1,402
Accrued processing costs	997	764
Other accrued expenses	9,862	6,779
Total	$61,691	$50,543

 (9) Long-Term Debt

The Company's long-term debt consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined rate of 2.6% and 3.1% as of September 30, 2011 and December 31, 2010)	156,300	46,200
Equipment financing notes	5,901	8,633
Total	362,201	254,833
Less: current portion	2,717	3,076
Total long-term debt, excluding current portion	$359,484	$251,757

Revolving Credit Facility

As of September 30, 2011, the Company's revolving credit facility provided for $250.0 million in borrowings and letters of credit (subject to the covenants contained within the facility), had a termination date of July 2016, and contained a feature that allows the Company to expand the facility up to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants. The current borrowing capacity and termination date were modified on July 25, 2011, concurrent with the closing of the acquisition of the EDC ATM business. The amendment also modified the pricing for borrowings and undrawn commitments under the facility, both of which continue to be variable dependent upon the Company's total leverage ratio. Finally, the amendment changed certain other covenants in a manner that are generally more favorable to the Company.

This revolving credit facility includes a $15.0 million swing-line facility, a $60.0 million foreign currency sub-limit, and a $20.0 million letter of credit sub-limit. Borrowings under the facility bear interest at a variable rate, based upon the Company's total leverage ratio and the London Interbank Offered Rate ("LIBOR") or Alternative Base Rate (as defined in the agreement) at the Company's option. Additionally, the Company is required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of the Company's assets, including the stock of its wholly-owned domestic subsidiaries and 66% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company's domestic subsidiaries has guaranteed the Company's obligations under such facility. There are currently no restrictions on the ability of the Company's wholly-owned subsidiaries to declare and pay dividends directly to us.

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

The failure to comply with the covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the agreement.Other events of default under the agreement include, among other things, (i) the failure to timely pay principal, interest, fees or other amounts due and owing; (ii) the inaccuracy of representations or warranties in any material respect; (iii) the occurrence of certain bankruptcy or insolvency events; (iv) loss of lien perfection or priority; and (v) the occurrence of a change in control.The occurrence and continuance of an event of default could result in, among other things, termination of the lenders' commitments and acceleration of all amounts outstanding.The Company's obligations under the credit agreement are guaranteed by certain of the Company's existing and future domestic subsidiaries, subject to certain limitations.In addition, the Company's obligations under the agreement, subject to certain exceptions, are secured on a first-priority basis by liens on substantially all of the tangible and intangible assets of the Company and the guarantors. As of September 30, 2011, the Company was in compliance with all applicable covenants and ratios under the facility.

As of September 30, 2011, the Company had $156.3 million of borrowings under the revolving credit facility and had a $4.3 million letter of credit posted under the facility to secure borrowings under the Company's United Kingdom subsidiary's overdraft facility (discussed below). This letter of credit, which may be drawn upon in the event the Company defaults under the overdraft facility, reduces the Company's borrowing capacity under its revolving credit facility. As of September 30, 2011, the Company's available borrowing capacity under the facility, as determined under the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense ("EBITDA") and interest expense covenants contained in the credit agreement, totaled $89.4 million, and the Company was in compliance with all applicable covenants and ratios under the facility.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of September 30, 2011, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Facilities

Cardtronics Mexico equipment financing agreements. As of September 30, 2011, other long-term debt consisted of 10 separate equipment financing agreements entered into by Cardtronics Mexico. Each of these agreements, which are denominated in Mexican pesos, have an original term of five years and as of September 30, 2011, had an average fixed interest rate of 10.32%. Proceeds from these agreements were utilized for the purchase of additional ATMs to support the Company's Mexico operations. Pursuant to the terms of the equipment financing agreements, the Company has issued guarantees for 51.0% of the obligations under such agreements (consistent with its ownership percentage in Cardtronics Mexico.) As of September 30, 2011, the total amount of the guarantees was $40.5 million pesos (or approximately $3.0 million U.S.).

Bank Machine overdraft facility.Bank Machine, Ltd., the Company's wholly-owned subsidiary operating in the United Kingdom, currently has a £1.0 million overdraft facility in place. This facility, which bears interest at 1.0% over the Bank of England's base rate (0.5% as of September 30, 2011) and is secured by a letter of credit posted under the Company's corporate revolving credit facility, is utilized for general purposes for the Company's United Kingdom operations. As of September 30, 2011, no amount was outstanding under this facility.

 (10) Asset Retirement Obligations

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

The following table is a summary of the changes in the Company's asset retirement obligation liability for the nine month period ended September 30, 2011 (in thousands):

Asset retirement obligation as of January 1, 2011	$26,657
Additional obligations	4,420
Additional obligations related to the EDC acquisition	1,902
Accretion expense	1,660
Change in estimate	(635)
Payments	(1,416)
Foreign currency translation adjustments	(132)
Asset retirement obligation as of September 30, 2011	$32,456

 The change in estimate during the nine month period ended September 30, 2011 was the result of updating certain cost assumptions based on the actual deinstallation costs experienced by the Company in recent periods. In the United States, recent actual costs incurred were lower than the previously-estimated costs, and as a result, the Company determined that the liability should be reduced by approximately $2.0 million to account for the lower costs incurred to date and to reduce estimated future costs. In the United Kingdom, actual recent costs were higher than the previously-estimated costs, and as a result, the Company determined that the liability should be increased by approximately $1.3 million to account for higher expected costs in the future. See Note 13, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(11) Other Liabilities

Other liabilities consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,482	$22,955
Deferred revenue	1,361	1,512
Other	25	26
Total	$24,868	$24,493

Other Long-Term Liabilities:
Interest rate swaps	$46,801	$19,831
Obligations associated with acquired unfavorable contracts	4,228	—
Deferred revenue	1,336	1,591
Other	1,813	1,963
Total	$54,178	$23,385

The significant increase in the non-current portion of other long-term liabilities since December 31, 2010 is attributable to the Company's interest rate swaps, the liabilities for which increased due to movement in the forward interest rate curves, particularly for the swaps recently entered into that extend through 2016, which resulted in an increase in the Company's estimated future liabilities under such contracts. See Note 12, Derivative Financial Instruments for additional information on the Company's interest rate swaps. Additionally, $4.2 million in obligations associated with acquired unfavorable contracts were recorded during the third quarter related to the EDC acquisition, which will be amortized over the remaining terms of the respective unfavorable contracts. See Note 2, Acquisitions for additional information on the EDC acquisition.

(12) Derivative Financial Instruments

Accounting Policy

The Company recognizes all of its derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value.The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (i) whether these instruments have been designated (and qualify) as part of a hedging relationship and (ii) the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility, if and when outstanding.The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries, most notably its investment in Bank Machine, Ltd. in the United Kingdom.While the Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the United States and the United Kingdom.The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in Mexico, nor does it utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place are as follows:

Notional Amounts United States	Notional Amounts United Kingdom	Notional Amounts Consolidated (1)	Weighted Average Fixed Rate	Term
(in thousands)
$625,000	£75,000	$741,855	3.43%	October 1, 2011 – December 31, 2011
$750,000	£50,000	$827,903	3.45%	January 1, 2012 – December 31, 2012
$750,000	£25,000	$788,952	3.35%	January 1, 2013 – December 31, 2013
$750,000	£—	$750,000	3.29%	January 1, 2014 – December 31, 2014
$550,000	£—	$550,000	3.27%	January 1, 2015 – December 31, 2015
$350,000	£—	$350,000	3.28%	January 1, 2016 – December 31, 2016

____________

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.56 to £1.00, which was the exchange rate in effect as of September 30, 2011.

The Company has designated a majority of its interest rate swap contracts as cash flow hedges of the Company's forecasted vault cash rental obligations.  Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets.

The Company believes that it is more likely than not that it would be able to realize the benefits associated with its net deferred tax asset positions in the future.  Therefore, the Company records the unrealized losses related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets.

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

The interest rate swap contracts entered into with respect to the Company's vault cash rental obligations effectively modify the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental obligations to a fixed rate.Such contracts are in place through December 31, 2016 for the Company's United States vault cash rental obligations, and December 31, 2013 for the Company's United Kingdom vault cash rental obligations.By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts has been reduced.The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company's outstanding vault cash obligations that have been hedged.In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company's existing interest rate swap contracts contain credit-risk-related contingent features.

The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges.Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the United Kingdom.During the fourth quarter of 2009, the Company's vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.In December 2009, the Company entered into a series of additional trades, the effects of which were to mostly offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.Since the underlying swaps were not deemed to be effective hedges of the Company's underlying vault cash rental costs, the Company was required to record an unrealized gain of $0.3 million and a corresponding realized loss of $0.3 million for both the three month periods ended September 30, 2011 and 2010, a $0.8 million unrealized gain and $0.9 million realized loss for the nine months ended September 30, 2011, and a $0.7 million unrealized gain and a corresponding realized loss of $0.7 million for the nine months ended September 30, 2010 related to these swaps, which have been reflected in the Other expense (income) line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures

The following tables depict the effects of the use of the Company's derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$633	Prepaid expenses, deferred costs, and other current assets	$834
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	32	Prepaid expenses, deferred costs, and other assets	109
Total		$665		$943

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$22,232	Current portion of other long-term liabilities	$21,083
Interest rate swap contracts	Other long-term liabilities	46,602	Other long-term liabilities	19,202
Total		$68,834		$40,285

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$1,250	Current portion of other long-term liabilities	$1,872
Interest rate swap contracts	Other long-term liabilities	199	Other long-term liabilities	629
Total		$1,449		$2,501

Total Derivatives		$69,618		$41,843

The Asset Derivative Instruments reflected in the table above relate to the portions of certain derivative instruments that were in an overall liability position, for which the remainder of the fair value is reflected in the Liability Derivative Instruments portion above.

Statements of Operations Data

	Three Months Ended September 30,
			Location of Loss
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in		Reclassified from	Amount of Loss Reclassified from
	OCI on Derivative Instruments		Accumulated OCI	Accumulated OCI into Income
	(Effective Portion)		Into Income	(Effective Portion)
	2011	2010	(Effective Portion)	2011	2010
	(in thousands)			(in thousands)
Interest rate swap contracts	$(16,674)	$(5,856)	Cost of ATM operating revenues	$(5,974)	$(6,291)

	Nine Months Ended September 30,
			Location of Loss
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in		Reclassified from	Amount of Loss Reclassified from
	OCI on Derivative Instruments		Accumulated OCI	Accumulated OCI into Income
	(Effective Portion)		Into Income	(Effective Portion)
	2011	2010	(Effective Portion)	2011	2010
	(in thousands)			(in thousands)
Interest rate swap contracts	$(35,328)	$(30,362)	Cost of ATM operating revenues	$(17,672)	$(18,750)

		Three Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2011	2010
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$(3)	$(370)
Interest rate swap contracts	Other (income) expense	6	(40)
		$3	$(410)

		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2011	2010
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$(235)	$(1,316)
Interest rate swap contracts	Other (income) expense	(44)	(71)
		$(279)	$(1,387)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges.The Company has not historically, and does not currently anticipate terminating its existing derivative instruments prior to their expiration dates.If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company's vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company's current interest rate swap contracts, as occurred during the fourth quarter of 2009, any resulting gains or losses will be recognized within the Other expense (income) line item of the Company's Consolidated Statements of Operations.

As of September 30, 2011, the Company expects to reclassify $22.3 million of net derivative-related losses contained within accumulated OCI into earnings during the next 12 months concurrent with the recording of the related vault cash rental expense amounts.

See Note 13, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

 (13) Fair Value Measurements

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

The following tables summarize the Company's assets and liabilities carried at fair value measured on a recurring basis using the fair value hierarchy prescribed by U.S. GAAP:

	Fair Value Measurements at September 30, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$665	$—	$665	$—

Liabilities
Liabilities associated with interest rate swaps	$70,283	$—	$70,283	$—

	Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$943	$—	$943	$—

Liabilities
Liabilities associated with interest rate swaps	$42,786	$—	$42,786	$—

Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value on a non-recurring basis using Level 3 inputs. The liabilities added during the nine month periods ended September 30, 2011 and 2010 were $6.3 million and $3.6 million, respectively.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a net liability of $69.6 million as of September 30, 2011. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility, if and when there is an amount outstanding, approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of September 30, 2011, the fair value of the Company's $200.0 million senior subordinated notes (see Note 9, Long-Term Debt) totaled $209.0 million, based on the quoted market price for such notes as of that date.

Fair Value Option. In February 2007, the Financial Accounting Standards Board ("FASB") issued a statement that provided companies the option to measure certain financial instruments and other items at fair value. The Company elected not to adopt the fair value option provisions of this statement.

(14) Commitments and Contingencies

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

Following a motion for summary judgment filed by the Company and the other co-defendants (collectively the "Defendants") in the 2006 case, on March 9, 2011, the Court ruled in favor of the Defendants with respect to the infringement issues (the "March 9th Decision"). The Court found that the Defendants did not infringe the claims asserted in any of the plaintiff's five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the Court granted the Defendants partial summary judgment that the plaintiff's patent claims were, in part, invalid and rendered other findings so as to materially weaken the plaintiff's case. On June 9, 2011, the Court entered a final judgment with respect to these rulings (the "Judgment") on less than all the claims and defenses. On July 1, 2011, the plaintiff filed a Notice of Appeal of the Judgment and the underlying Decision to the U.S. Court of Appeals for the Federal Circuit. The parties also stipulated to continue the stay of the 2010 case until after a decision on the appeal. Regardless of the outcome of the appeal, the Company has asserted additional grounds of invalidity which would have to be determined by the district court before the plaintiff could be successful. If affirmed on appeal, the Judgment and March 9th Decision will effectively terminate the 2006 Lawsuit in favor of the Defendants. An affirmance should also resolve in the Company's favor the plaintiff's claims in the 2010 Lawsuit on the same five patents asserted and ruled in the March 9th Decision and Judgment and effectively resolve in the Company's favor the claims attempted to be asserted in the 2010 Lawsuit on the seventh asserted patent. The Company also believes it has meritorious defenses in the 2010 Lawsuit to the sixth patent not ruled upon in the 2006 Lawsuit.

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

Regulation E. EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of the Company's operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Funds Transfer Act ("EFTA"), commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services, including, among other services, ATM transactions. Generally, Regulation E: (i) requires ATM network operators to provide not only a surcharge notice on the ATM screens, but also on the ATM machine itself; (ii) requires the establishment of limits on the consumer's liability for unauthorized use of his or her card; (iii) requires all ATM operators to provide receipts to consumers who use their ATMs; and (iv) establishes protest procedures for consumers. Recently, the number of putative class action lawsuits filed nationwide in connection with Regulation E disclosures against various financial institutions and ATM operators alike has increased substantially.As of the date of filing, the Company is aware of the following lawsuits that have been filed in federal courts alleging one or more violations of Regulation E on a small number of specific ATMs operated by the Company:

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

In addition, the Company is aware of two other lawsuits:

 (i)    Cynthia Louise Norris, individually and on behalf of all others similarly situated v. AmeriFirst Bank, in the United States District Court for the Middle District of Alabama, instituted June 2011, in which the ATM at issue potentially might be operated by the Company. The address of the ATM in the initial complaint in that lawsuit was not one where the Company operates an ATM; however, the plaintiff has filed an amended petition wherein it listed an address for the ATM that coincides with the Company’s records.

(ii)   Lisa Mabary, individually and on behalf of all others similarly situated v. Cardtronics, Inc., and Cardtronics USA, Inc., in the United States District court for the Northern District of Alabama initiated on October 25, 2011.

The Company is reviewing the individual circumstances of each of these cases, but expect at this time to seek consolidation of these cases with the other cases described above.

In each of the above cases, the plaintiffs allege that one or more of the Company's ATMs were missing notices posted on or near the ATM itself, which plaintiffs allege is a violation of EFTA and Regulation E and thereby entitles all users of the ATMs to certain statutory damages provided for within the EFTA regulations.  In each lawsuit, the plaintiffs are seeking an order certifying a class-action of previous users of each of the ATMs at issue, statutory damages pursuant to 15 U.S.C 1693m, costs of suit and attorney's fees, and a permanent injunction. The Company believes that, among other things, the plaintiffs are misreading EFTA and thus have not stated a valid cause of action under EFTA and that plaintiffs do not have a private right of action for any alleged violations of Regulation E. Further, the Company believes that certain affirmative defenses provided for by the EFTA and Regulation E insulates the Company from liability in each lawsuit. In particular, the EFTA and Regulation E provide two "safe-harbor" defenses: (i) under the "safe harbor" defense, the ATM operator posted disclosure notices on each ATM, but the notices were removed by someone other than the operator; and (ii) under the "bona fide error" defense, the ATM operator has had policies and procedures in place to comply with EFTA and Regulation E, but an inadvertent violation occurred notwithstanding those policies and procedures. The Company believes that one or both of these defenses validly insulate the Company from liability in some or all of these lawsuits.  Because some of the factual and legal issues in each lawsuit are comparable, upon the motion of the Company, the United States Judicial Panel on Multidistrict Litigation has transferred the Mississippi and Tennessee cases to California to be coordinated with the two California cases for pretrial activities, pursuant to 28 U.S.C. 1407.  The Company believes its defenses to these actions will prevent any of these cases from having a material adverse impact on its business, and that none of these currently filed lawsuits, either individually or in the aggregate, will materially adversely affect the Company's financial condition or results or operations. However, if the Company's defenses are not successful, these and other similarly filed lawsuits could adversely impact the Company's financial condition or results of operation.

National Federation of the Blind. On July 29, 2011, the Company received notice of a motion for contempt filed against it by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. (the "Plaintiffs")  in the United States District Court for the District of Massachusetts: Civil Action No. 03-11206-NMG (the "Motion"). In the Motion, the Plaintiffs allege that the Company has failed to meet all but one of the requirements set forth in a December 2007 settlement agreement (as modified in November 2010, the "Settlement Agreement") by and between the Company and the Plaintiffs. On or about August 25, 2011, the Company filed its Cross Motion for Enforcement of the Settlement Agreement (the "Cross Motion").  The Plaintiffs responded to the Company’s Cross Motion on or about September 30, 2011 and the Company filed its reply to that response on or about October 21, 2011.   At this time, the Court has not issued a ruling nor has it set a hearing date to hear oral arguments with regard to the Motion.  It is the Company’s expectation that the Court will rule on the motion before the end of the year.  Since the Company is engaged in a concerted effort to ensure that all of its ATMs are in substantial compliance with both the Settlement Agreement and the revised accessibility rules issued under the American with Disabilities Act, as amended in July 2010 (the "ADA"), and will complete those efforts by March 15, 2012, when the new ADA rules take effect,  it does not anticipate that the outcome of this matter will have material adverse effect upon its financial condition or results of operations.

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

Regulatory Matters

Financial Regulatory Reform in the United States. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010.Among many other things, the Act included provisions that (i) established a new Bureau of Consumer Financial Protection, (ii) limited the activities that banking entities may engage in, and (iii) gave the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions.On June 22, 2011, the Federal Reserve issued certain regulations affecting debit interchange and network routing rules required under the Act.While the Act's regulations governing interchange fees for electronic debit transactions do not apply to ATM cash withdrawal transactions, the regulations do allow merchants additional flexibility to allow certain point-of-sale transactions to be paid for in cash rather than with debit or credit cards.This change may result in the increased use of cash at the point-of-sale for some merchants, and thus, could positively impact the Company's future revenues and operating profits (through increased transaction levels at the Company's ATMs). Conversely, with point-of-sale debit transaction rates now regulated, this could cause a shift in behavior by merchants, banks or consumers, which could in turn impact the Company's volume of ATM transactions. Effectively, as a result of the regulated point-of-sale interchange rates, if merchants, banks or consumers are more likely to increase their point-of-sale debit transactions, the Company could in turn experience a decline in cash withdrawal transactions. Finally, the newly issued regulations require debit cards to be recognized (or authorized) over at least two non-affiliated networks and provide for rules that would allow merchants greater flexibility in routing transactions across networks that are more economical for the merchant. While the Federal Reserve had requested comments as to whether these new anti-exclusivity and routing provisions should apply to ATM transactions, the issued regulations did not apply them to ATM transactions.

Change in Mexico Fee Structure. In May 2010, as supplemented in October 2010, rules promulgated by the Central Bank of Mexico became effective that require ATM operators to choose between receiving an interchange fee from the consumer's card-issuing bank or a surcharge fee from the consumer.When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs.

The Company's majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee rather than selecting the interchange fee-only option, and subsequently increased the amount of its surcharge fees to compensate for the loss of interchange fees that it previously earned on such ATM transactions.Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.As a result of the above developments, to mitigate the negative effects of these events, a bank branding agreement was executed during the first quarter of 2011 with Grupo Financiero Banorte ("Banorte") to brand up to 2,000 machines in that market. As a result of this agreement, the Company expects slightly improved profitability on the machines covered by the agreement.

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $32.5 million accrued for these liabilities as of September 30, 2011. For additional information, see Note 10, Asset Retirement Obligations.

(15) Income Taxes

Income tax benefit based on the Company's income before income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Income tax benefit	$(29,869)	$(23,968)	$(17,765)	$(20,577)
Effective tax rate	(176.4)%	723.5%	(40.1)%	(163.9)%

During the quarter ended September 30, 2011, the Company implemented a tax reporting change with respect to its U.K. operations whereby the U.K. entities are no longer considered to be controlled foreign corporations (i.e. "CFCs") for U.S. income tax purposes, but are instead, effectively treated as a branch of the Company's U.S. operations for U.S. federal income tax purposes. This change in U.S. federal income tax reporting election resulted in the recognition of a tax loss on its net investment in its U.K. operations. The Company also recognized a loss on certain long-term debt obligations of its U.K. operations to the parent company. As a result of these events, the Company recorded an overall tax benefit of $37.0 million in the quarter ended September 30, 2011. The Company expects to fully utilize these net operating losses within the next 24 months as a result of the combined taxable income expected to be generated by its domestic operations and its U.K. branch during this time frame.

The Company's effective tax rate during the three and nine months ended September 30, 2011 was lower than the U.S. federal statutory rate of 35% and the Company's estimated effective state tax rate of 3.5%, primarily due to the tax reorganization of the Company's United Kingdom operations described above. The lower effective tax rate in the same period in 2010 was due to the Company's valuation allowance position in the United States during the first six months of 2010. As a result of the 2010 valuation allowance position, the Company only recorded state tax expense, U.S. alternative minimum tax and deferred tax expense for certain items that were excluded from its valuation allowance position in the United States during the first six months of 2010. The valuation allowance in the United States was subsequently released in the third quarter of 2010.

At this time, the Company does not expect that its United Kingdom and Mexico operations will be in a position in the near future to be able to more likely than not fully utilize their deferred tax assets in their respective tax jurisdictions, including their net operating loss carryforwards.As a result, the deferred tax benefits associated with the United Kingdom and Mexico operations, to the extent they are not offset by deferred tax liabilities, have been fully reserved through a valuation allowance.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(16) Segment Information

As of September 30, 2011, the Company's operations consisted of its United States, United Kingdom, and Mexico segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

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

Below is a reconciliation of EBITDA to net income attributable to controlling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
EBITDA	$39,753	$33,582	$107,144	$93,275
Less:
Interest expense, net, including amortization of deferred financing costs and bond discounts	5,594	7,610	15,585	23,514
Write-off of deferred financing costs and bond discounts	—	7,296	—	7,296
Redemption costs for early extinguishment of debt	—	7,193	—	7,193
Income tax benefit	(29,869)	(23,968)	(17,765)	(20,577)
Depreciation and accretion expense	12,197	10,865	35,004	31,351
Amortization expense	4,946	3,823	12,240	11,567
Net income attributable to controlling interests	$46,885	$20,763	$62,080	$32,931

The following tables reflect certain financial information for each of the Company's reporting segments for the three and nine month periods ended September 30, 2011 and 2010. All intercompany transactions between the Company's reporting segments have been eliminated.

	For the Three Month Period Ended September 30, 2011
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$132,891	$26,060	$6,108	$—	$165,059
Intersegment revenues	1,156	—	30	(1,186)	—
Cost of revenues	87,020	19,666	4,728	(1,186)	110,228
Selling, general, and administrative expenses	11,642	1,508	622	—	13,772
Acquisition-related expenses	956	—	—	—	956
Loss (gain) on disposal of assets	44	89	(16)	—	117

EBITDA	34,852	4,045	771	85	39,753

Depreciation and accretion expense	7,244	4,183	776	(6)	12,197
Amortization expense	4,447	494	5	—	4,946
Interest expense, net	4,545	885	164	—	5,594
Income tax benefit	(29,869)	—	—	—	(29,869)

Capital expenditures (1)	$6,538	$5,006	$119	$—	$11,663

	For the Three Month Period Ended September 30, 2010
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$108,785	$21,737	$6,083	$—	$136,605
Intersegment revenues	816	—	—	(816)	—
Cost of revenues	71,055	16,506	4,706	(816)	91,451
Selling, general, and administrative expenses	9,743	1,260	516	—	11,519
Loss on disposal of assets	134	222	12	—	368

EBITDA	28,886	3,728	860	108	33,582

Depreciation and accretion expense	6,848	3,179	844	(6)	10,865
Amortization expense	3,397	421	5	—	3,823
Interest expense, net	6,296	1,082	232	—	7,610
Write-off of DFC and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Income tax benefit	(23,968)	—	—	—	(23,968)

Capital expenditures (1)	$12,894	$5,214	$839	$—	$18,947

	For the Nine Month Period Ended September 30, 2011
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$358,977	$72,129	$19,288	$—	$450,394
Intersegment revenues	3,042	—	87	(3,129)	—
Cost of revenues	235,163	54,957	14,701	(3,129)	301,692
Selling, general, and administrative expenses	33,683	4,377	1,641	—	39,701
Acquisition-related expenses	1,299	—	—	—	1,299
Loss (gain) on disposal of assets	126	191	(37)	—	280

EBITDA	93,460	10,718	2,986	(20)	107,144

Depreciation and accretion expense	20,808	11,860	2,352	(16)	35,004
Amortization expense	10,735	1,489	16	—	12,240
Interest expense, net	11,872	3,137	576	—	15,585
Income tax benefit	(17,765)	—	—	—	(17,765)

Capital expenditures (1)	$21,730	$15,124	$206	$—	$37,060

	For the Nine Month Period Ended September 30, 2010
	U.S.	U.K.	Mexico	Eliminations	Total
	(In thousands)
Revenue from external customers	$316,345	$60,701	$20,283	$—	$397,329
Intersegment revenues	2,269	—	—	(2,269)	—
Cost of revenues	210,249	45,758	15,513	(2,269)	269,251
Selling, general, and administrative expenses	27,666	3,772	1,496	—	32,934
Loss on disposal of assets	929	906	5	—	1,840

EBITDA	80,013	10,191	3,273	(202)	93,275

Depreciation and accretion expense	20,188	9,065	2,114	(16)	31,351
Amortization expense	10,062	1,488	17	—	11,567
Interest expense, net	19,771	3,014	729	—	23,514
Write-off of DFC and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Income tax benefit	(20,577)	—	—	—	(20,577)

Capital expenditures (1)	$27,402	$9,773	$3,326	$—	$40,501

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs, and capital expenditures financed by direct debt. Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	September 30, 2011	December 31, 2010
	(In thousands)
United States	$814,934	$469,045
United Kingdom	82,659	70,750
Mexico	14,596	17,674
Eliminations	(250,665)	(102,154)
Total	$661,524	$455,315

(17) New Accounting Pronouncements

Issued but Not Yet Adopted

Fair Value Measurements. In May 2011, the FASB issued Accounting Standards Updates ("ASU") 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for the Company beginning January 1, 2012, with early adoption permitted, and will be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial position or results of operations.

Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for the Company beginning January 1, 2012, with early adoption permitted, and will be applied retrospectively. The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements as it only requires a change in presentation.

Testing Goodwill for Impairment. In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles - Goodwill and Other. This update provides an entity with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company beginning January 1, 2012, with early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial position or results of operations.

(18) Supplemental Guarantor Financial Information

The Company's $200.0 million senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company's domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and nine month periods ended September 30, 2011 and 2010 and the condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes ("Parent"); (2) the Company's domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Operations

	Three Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$134,047	$32,198	$(1,186)	$165,059
Operating costs and expenses	2,446	108,907	32,055	(1,192)	142,216
Operating (loss) income	(2,446)	25,140	143	6	22,843
Interest (income) expense, net, including amortization of deferred financing costs and bond discounts	(859)	5,404	1,049	—	5,594
Equity in (earnings) loss of subsidiaries	(20,930)	1,518	—	19,412	—
Other expense (income), net	177	(645)	786	—	318
Income (loss) before income taxes	19,166	18,863	(1,692)	(19,406)	16,931
Income tax benefit	(27,628)	(2,241)	—	—	(29,869)
Net income (loss)	46,794	21,104	(1,692)	(19,406)	46,800
Net loss attributable to noncontrolling interests	—	—	—	(85)	(85)
Net income (loss) attributable to controlling interests and available to common stockholders	$46,794	$21,104	$(1,692)	$(19,321)	$46,885

	Three Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$109,601	$27,820	$(816)	$136,605
Operating costs and expenses	1,776	89,401	27,671	(822)	118,026
Operating (loss) income	(1,776)	20,200	149	6	18,579
Interest expense, net, including amortization of deferred financing costs and bond discounts	1,692	4,604	1,314	—	7,610
Write-off of deferred financing costs and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Equity in (earnings) loss of subsidiaries	(17,425)	953	—	16,472	—
Other (income) expense, net	(346)	129	10	—	(207)
(Loss) income before income taxes	(186)	14,514	(1,175)	(16,466)	(3,313)
Income tax benefit	(20,835)	(3,133)	—	—	(23,968)
Net income (loss)	20,649	17,647	(1,175)	(16,466)	20,655
Net loss attributable to noncontrolling interests	—	—	—	(108)	(108)
Net income (loss) attributable to controlling interests and available to common stockholders	$20,649	$17,647	$(1,175)	$(16,358)	$20,763

Condensed Consolidating Statements of Operations — continued

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$362,019	$91,504	$(3,129)	$450,394
Operating costs and expenses	7,211	294,603	91,547	(3,145)	390,216
Operating (loss) income	(7,211)	67,416	(43)	16	60,178
Interest (income) expense, net, including amortization of deferred financing costs and bond discounts	(158)	12,030	3,713	—	15,585
Equity in (earnings) loss of subsidiaries	(52,674)	5,767	—	46,907	—
Other expense (income), net	97	(1,809)	1,970	—	258
Income (loss) before income taxes	45,524	51,428	(5,726)	(46,891)	44,335
Income tax benefit	(16,560)	(1,205)	—	—	(17,765)
Net income (loss)	62,084	52,633	(5,726)	(46,891)	62,100
Net income attributable to noncontrolling interests	—	—	—	20	20
Net income (loss) attributable to controlling interests and available to common stockholders	$62,084	$52,633	$(5,726)	$(46,911)	$62,080

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$318,614	$80,984	$(2,269)	$397,329
Operating costs and expenses	4,825	264,269	80,134	(2,285)	346,943
Operating (loss) income	(4,825)	54,345	850	16	50,386
Interest expense, net, including amortization of deferred financing costs and bond discounts	5,529	14,242	3,743	—	23,514
Write-off of deferred financing costs and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Equity in (earnings) loss of subsidiaries	(39,845)	3,374	—	36,471	—
Other expense (income), net	87	(330)	70	—	(173)
Income (loss) before income taxes	14,915	37,059	(2,963)	(36,455)	12,556
Income tax benefit	(18,202)	(2,375)	—	—	(20,577)
Net income (loss)	33,117	39,434	(2,963)	(36,455)	33,133
Net income attributable to noncontrolling interests	—	—	—	202	202
Net income (loss) attributable to controlling interests and available to common stockholders	$33,117	$39,434	$(2,963)	$(36,657)	$32,931

Condensed Consolidating Balance Sheets

	As of September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$4	$4,553	$649	$—	$5,206
Accounts and notes receivable, net	38,592	28,715	5,972	(40,563)	32,716
Current portion of deferred tax asset, net	17,271	1,447	62	—	18,780
Other current assets	649	8,171	9,547	(6)	18,361
Total current assets	56,516	42,886	16,230	(40,569)	75,063
Property and equipment, net	—	108,336	65,935	(117)	174,154
Intangible assets, net	5,757	99,307	7,351	—	112,415
Goodwill	—	255,365	14,156	—	269,521
Investments in and advances to subsidiaries	149,942	100,048	—	(249,990)	—
Intercompany receivable (payable)	243,189	(9,809)	(8,748)	(224,632)	—
Deferred tax asset, net	8,443	1,332	718	—	10,493
Prepaid expenses, deferred costs, and other assets	—	18,265	1,613	—	19,878
Total assets	$463,847	$615,730	$97,255	$(515,308)	$661,524
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,717	$—	$2,717
Current portion of other long-term liabilities	—	22,145	2,723	—	24,868
Accounts payable and accrued liabilities	4,436	99,562	20,496	(40,564)	83,930
Current portion of deferred tax liability, net	—	—	718	—	718
Total current liabilities	4,436	121,707	26,654	(40,564)	112,233
Long-term debt	356,300	—	3,184	—	359,484
Intercompany payable	—	257,135	20,368	(277,503)	—
Deferred tax liability, net	—	—	62	—	62
Asset retirement obligations	—	16,733	15,723	—	32,456
Other long-term liabilities	—	52,804	1,374	—	54,178
Total liabilities	360,736	448,379	67,365	(318,067)	558,413
Stockholders' equity	103,111	167,351	29,890	(197,241)	103,111
Total liabilities and stockholders' equity	$463,847	$615,730	$97,255	$(515,308)	$661,524

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$81	$2,219	$889	$—	$3,189
Accounts and notes receivable, net	31,898	16,465	4,074	(32,167)	20,270
Current portion of deferred tax asset, net	13,794	1,156	67	—	15,017
Other current assets	483	8,343	7,663	(6)	16,483
Total current assets	46,256	28,183	12,693	(32,173)	54,959
Property and equipment, net	—	94,972	61,626	(133)	156,465
Intangible assets, net	5,849	61,970	6,980	—	74,799
Goodwill	—	150,461	14,097	—	164,558
Investments in and advances to subsidiaries	(7,221)	—	—	7,221	—
Intercompany receivable (payable)	265,223	(2,180)	(8,486)	(254,557)	—
Deferred tax asset, net	—	—	715	—	715
Prepaid expenses, deferred costs, and other assets	—	3,020	799	—	3,819
Total assets	$310,107	$336,426	$88,424	$(279,642)	$455,315
Liabilities and Stockholders' Equity (Deficit):
Current portion of long-term debt and notes payable	$—	$—	$3,076	$—	$3,076
Current portion of other long-term liabilities	—	20,944	3,549	—	24,493
Accounts payable and accrued liabilities	10,266	70,273	22,338	(32,167)	70,710
Current portion of deferred tax liability, net	—	—	715	—	715
Total current liabilities	10,266	91,217	29,678	(32,167)	98,994
Long-term debt	246,200	—	5,557	—	251,757
Intercompany payable	—	149,935	104,271	(254,206)	—
Deferred tax liability, net	9,387	814	67	—	10,268
Asset retirement obligations	—	15,485	11,172	—	26,657
Other long-term liabilities	—	21,630	1,755	—	23,385
Total liabilities	265,853	279,081	152,500	(286,373)	411,061
Stockholders' equity (deficit)	44,254	57,345	(64,076)	6,731	44,254
Total liabilities and stockholders' equity (deficit)	$310,107	$336,426	$88,424	$(279,642)	$455,315

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(1,795)	$66,878	$4,269	$—	$69,352
Additions to property and equipment	—	(21,216)	(13,438)	—	(34,654)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(514)	(1,892)	—	(2,406)
Investment in subsidiary	—	(100,048)	—	100,048	—
Issuance of long-term notes receivable	(255,439)	—	—	255,439	—
Payments received on long-term notes receivable	140,469	93,663	—	(234,132)	—
Acquisitions, net of cash acquired	—	(143,627)	—	—	(143,627)
Net cash used in investing activities	(114,970)	(171,742)	(15,330)	121,355	(180,687)
Proceeds from borrowing of long-term debt	317,638	247,667	7,772	(255,439)	317,638
Repayments of long-term debt and capital leases	(207,538)	(140,469)	(95,938)	234,132	(209,813)
Repayments of borrowings under bank overdraft facility, net	—	—	(1,042)	—	(1,042)
Proceeds from exercises of stock options	10,102	—	—	—	10,102
Repurchase of capital stock	(2,859)	—	—	—	(2,859)
Issuance of capital stock	—	—	100,048	(100,048)	—
Debt issuance and modification costs	(655)	—	—	—	(655)
Net cash provided by financing activities	116,688	107,198	10,840	(121,355)	113,371
Effect of exchange rate changes on cash	—	—	(19)	—	(19)
Net (decrease) increase in cash and cash equivalents	(77)	2,334	(240)	—	2,017
Cash and cash equivalents as of beginning of period	81	2,219	889	—	3,189
Cash and cash equivalents as of end of period	$4	$4,553	$649	$—	$5,206

Condensed Consolidating Statements of Cash Flows — continued

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$2,315	$58,104	$12,574	$—	$72,993
Additions to property and equipment	—	(25,024)	(12,386)	—	(37,410)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(2,378)	(171)	—	(2,549)
Issuance of long-term notes receivable	(9,025)	—	—	9,025	—
Payments received on long-term notes receivable	46,000	—	—	(46,000)	—
Net cash provided by (used in) investing activities	36,975	(27,402)	(12,557)	(36,975)	(39,959)
Proceeds from issuance of long-term debt	345,000	9,025	—	(9,025)	345,000
Repayments of long-term debt and capital leases	(379,193)	(46,235)	(1,585)	46,000	(381,013)
Repayment of borrowings under bank overdraft facility, net	—	—	(47)	—	(47)
Debt issuance and modification costs	(5,227)	—	—	—	(5,227)
Proceeds from exercises of stock options	1,802	—	—	—	1,802
Repurchase of capital stock	(1,663)	—	—	—	(1,663)
Net cash used in financing activities	(39,281)	(37,210)	(1,632)	36,975	(41,148)
Effect of exchange rate changes on cash	—	—	288	—	288
Net increase (decrease) in cash and cash equivalents	9	(6,508)	(1,327)	—	(7,826)
Cash and cash equivalents as of beginning of period	40	8,400	2,009	—	10,449
Cash and cash equivalents as of end of period	$49	$1,892	$682	$—	$2,623

(19) Subsequent events

Acquisition of Access to Money, Inc.

 On August 15, 2011, the Company entered into an Agreement and Plan of Merger to acquire all outstanding common stock of Access to Money, Inc. ("Access to Money") for approximately $21.2 million in cash at closing, and additional future contingent payments. On November 1, 2011, the Company completed this acquisition through borrowings under its amended credit facility. In addition to the cash consideration at closing, the Company may pay certain deferred contingent consideration up to a maximum of $5.25 million to a subordinated debt holder of Access to Money over the next four years, if certain post-acquisition performance metrics are achieved.  The acquisition included approximately 10,000 ATMs across all 50 states, with the majority of the machines owned by the merchant operating the store in which the ATM is located. The acquisition is not material to the Company's consolidated results of operations, financial position, or cash flows on either an individual or an aggregate basis with other acquisitions.

The Company will account for the Access to Money acquisition as a business combination pursuant to ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed will be recorded based on their respective fair values as of the acquisition date. Results from the Access to Money acquisition will be included in the Company's financial results from the date of the completion of the acquisition, November 1, 2011.

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
  our ability to respond to potential reductions in the amount of interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs, including a recent announcement by a major global network that will likely result in lower fees earned by us on transactions processed over this network;
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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. is the world’s largest owner of retail automated teller machines (“ATMs”) and multi-function financial services kiosks. As of September 30, 2011, our network included over 42,200 devices throughout the United States ("U.S.") (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom ("U.K."), and Mexico, primarily within national and regional merchant locations. Included within this number were approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. We generate revenue on a per transaction basis from the surcharge fees charged to cardholders for the convenience of using our devices and from interchange fees charged to cardholders’ financial institutions for processing transactions conducted on our devices.

Also included in our network (and the machine count shown above) as of September 30, 2011 were approximately 4,700 ATMs to which we provided various forms of managed services solutions. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining, as well as at times owning, their ATM fleets. Under these types of arrangements, we typically receive a fixed monthly management fee and variable transaction fees in return for providing certain services, including monitoring, maintenance, cash management, customer service, and transaction processing. We typically do not receive surcharge and interchange fees in these arrangements, but rather those amounts are passed on to our customers.

We also partner with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within our network. As of September 30, 2011, over 15,300 of our domestic devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs. Additionally, we own and operate the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 43,000 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the United States, Puerto Rico and Mexico, all of our ATMs in the United Kingdom, over 5,000 locations in Australia through a partnership with a local ATM owner and operator, as well as ATMs in the United States operated by third parties. Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties. For additional discussion of our operations and the manner in which we derive revenues, please refer to our 2010 Form 10-K.

Strategic Outlook

Over the past several years, we have expanded our operations through acquisitions, built an EFT transaction processing platform, launched our armored courier operation in the United Kingdom, continually deployed ATMs in high-traffic locations under our contracts with well-known retailers, expanded bank branding relationships, and grown our surcharge-free ATM network, Allpoint. In the past year, we have continued to expand our operations through many of these activities, as well as through our managed services offerings.

During the quarter ended September 30, 2011, we saw a continuation of the activities outlined above.  We completed the previously-announced acquisition of all of the outstanding securities of EDC ATM Subsidiary and Efmark Deployment I (collectively referred to as “EDC”) from EDC Holding Company, LLC on July 25, 2011 for $145.0 million. The EDC acquisition provides us with over 3,600 ATMs located in key retail locations throughout the United States.  Additionally, we completed the acquisition of LocatorSearch, LLC, a leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek. Finally, subsequent to quarter-end, we completed the previously-announced acquisition of Access to Money, Inc., a leading operator of merchant-owned ATMs, which secured approximately 9,100 ATM services contracts with local and regional merchants, as well as nearly 900 company-owned ATMs.

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

•         Expand our Relationships with Leading Financial Institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage these offerings to attract additional financial institutions as customers. Our services currently offered to financial institutions include branding our ATMs with their logos, providing remote deposit capture and providing surcharge-free access to their customers through our Allpoint network. The number of machines and financial institutions participating in our Allpoint network are also increasing, enabling us to increase transaction counts and profitability on our existing machines.

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

•         International expansion. We currently operate in the United States (including the territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom and Mexico. We believe that there may be further opportunities to expand our business outside the United States. We recently completed the acquisition of an independent operator of approximately 600 ATMs in western Canada to allow us to enter and further expand in the Canadian market.

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

Recent Events and Trends

Withdrawal Transaction and Revenue Trends – United States. For the three and nine month periods ended September 30, 2011, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 4.5% and 3.7%, respectively, over the same periods in prior year. We define same-store ATMs as all ATMs that were continuously transacting for the trailing 16-month period to ensure the exclusion of any new growth or mid-month installations.

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

As our surcharge-free offerings continue to grow in the United States, so do the interchange revenues we earn from the networks and card-issuing financial institutions whose customers utilize our ATMs. However, over the last couple of years, several networks  have not only reduced the per transaction interchange paid to ATM deployers for transactions routed through their networks, but also increased the fees they charge ATM deployers to have access to their networks. These access fees are referred to as “acquirer fees”. As a result of these actions, we have experienced a decrease in the net interchange rate we receive on transactions performed at our ATMs.  In mid-October 2011, another major network announced a reduction in interchange paid to ATM deployers and an increase in the acquirer fees paid by ATM deployers. The new fee structure takes effect in April 2012. We have not yet completed our evaluation of the anticipated effect of this new fee structure and what actions, in addition to possibly increasing surcharge fees, we may take to offset the negative effect this new network fee structure will have on our revenues and gross profits.

In addition, many United States banks serving the market for consumer banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially less cost than building their own ATM networks. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending their customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements and we believe that there will be continued growth in such arrangements.

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

Withdrawal Transaction and Revenue Trends – United Kingdom. For the three and nine month periods ended September 30, 2011, total same-store cash withdrawal transactions conducted on our United Kingdom ATMs increased by 4.1% and 2.7%, respectively, over the same periods in prior year. We continued to see a shift in the mix of ATMs in the United Kingdom (i.e., less pay-to-use ATMs and more surcharge-free, or “free-to-use” ATMs); therefore, we have been installing more free-to-use machines in this market. Specifically, the average number of free-to-use machines we had in the United Kingdom for the three and nine month periods ended September 30, 2011 increased by approximately 65% and 67%, respectively, compared to the same periods last year, whereas the number of pay-to-use machines decreased by approximately 14% for both periods. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues. However, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network, were reduced effective as of January 1, 2011. LINK sets the interchange rates in the United Kingdom annually by using a cost-based methodology that incorporates interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2009 are considered for determining the 2011 interchange rate). Excluding the impact of the interchange rate decrease, the interchange revenues generated by some of our ATMs in that market would have been higher by approximately $2.0 million and $5.2 million for the three and nine month periods ended September 30, 2011.

Recent Events – Mexico. In May 2010, as supplemented in October 2010, rules promulgated by the Central Bank of Mexico became effective that require ATM operators to choose between receiving an interchange fee from the consumer’s card-issuing bank or a surcharge fee from the consumer. When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee. The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs.

Our majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee-only rather than selecting the interchange fee-only option, and subsequently increased the amount of our surcharge rate to compensate for the loss of interchange fees that we previously earned on such ATM transactions. Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined. As a result of the above developments, we are working on strategies to mitigate the negative effects of these events, such as the bank branding agreement that was executed during the first quarter of 2011 with Grupo Financiero Banorte (“Banorte”), to brand up to 2,000 machines in that market. As a result of this agreement, we expect slightly improved profitability on the machines covered by the agreement. If we are unsuccessful in our efforts to continue to mitigate the negative effects of the new regulations, our overall profitability in that market will decline. If such declines are significant, we may be required to record an impairment charge in future periods to write down the carrying value of certain existing tangible and intangible assets associated with that operation.

 In October of 2011, we were notified by a major global network that certain of our United States dollar-dispensing ATMs (“USD ATMs”) in Mexico were not in compliance with that network’s procedures for settling U.S. dollar-denominated transactions through Promoción y Operación S.A. de C.V. ("PROSA-RED") and that our proposed plan of action to correct the non-compliance was not satisfactory.  We are working with this network to develop an acceptable solution to continue operating the USD ATMs, with some modifications to our current process. The ultimate resolution of this matter could result in a reduction of the revenues and profits we earn from the USD ATMs in Mexico, and if we are unsuccessful in achieving compliance with the network’s policies or reaching a mutually acceptable solution with the network, we could be forced to stop doing USD transactions on these ATMs for a period of time, potentially starting in November of 2011.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
ATM operating revenues	95.5%	98.2%	96.0%	98.2%
ATM product sales and other revenues	4.5	1.8	4.0	1.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	62.8	65.2	63.4	66.0
Cost of ATM product sales and other revenues	3.9	1.8	3.6	1.7
Total cost of revenues	66.8	66.9	67.0	67.8
Gross profit	33.2	33.1	33.0	32.2
Operating expenses:
Selling, general, and administrative expenses	8.3	8.4	8.8	8.3
Acquisition-related expenses	0.6	—	0.3	—
Depreciation and accretion expense	7.4	8.0	7.8	7.9
Amortization expense	3.0	2.8	2.7	2.9
Loss on disposal of assets	0.1	0.3	0.1	0.5
Total operating expenses	19.4	19.5	19.7	19.6
Income from operations	13.8	13.6	13.4	12.7
Other expense (income):
Interest expense, net	3.2	5.2	3.3	5.5
Amortization of deferred financing costs and bond discounts	0.2	0.4	0.2	0.5
Write-off of deferred financing costs and bond discounts	—	5.3	—	1.8
Redemption costs for early extinguishment of debt	—	5.3	—	1.8
Other expense (income)	0.2	(0.2)	0.1	0.0
Total other expense	3.6	16.0	3.5	9.5
Income (loss) before income taxes	10.3	(2.4)	9.8	3.2
Income tax benefit	(18.1)	(17.5)	(3.9)	(5.2)
Net income	28.4	15.1	13.8	8.3
Net (loss) income attributable to noncontrolling interests	(0.1)	(0.1)	0.0	0.1
Net income attributable to controlling interests and available to common stockholders	28.4%	15.2%	13.8%	8.3%

_______________

(1)

Excludes effects of depreciation, accretion, and amortization expense of $15.5 million and $13.0 million for the three month periods ended September 30, 2011 and 2010, respectively, and $42.4 million and $37.4 million for the nine month periods ended September 30, 2011 and 2010, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.4% and 9.5% for the three month periods ended September 30, 2011 and 2010, respectively, and by 9.4% for the nine month periods ended September 30, 2011 and 2010.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Average number of transacting ATMs:
United States: Company-owned (1)	21,288	18,125	19,881	18,178
United Kingdom	3,341	2,878	3,187	2,796
Mexico	2,902	2,916	2,906	2,843
Subtotal (1)	27,531	23,919	25,974	23,817
United States: Merchant-owned	8,080	8,574	8,192	8,689
Average number of transacting ATMs – ATM operations	35,611	32,493	34,166	32,506

United States: Managed services (2)	4,525	3,353	4,191	3,057
United Kingdom: Managed services	21	–	17	–
Average number of transacting ATMs – Managed services	4,546	3,353	4,208	3,057

Total average number of transacting ATMs (1)	40,157	35,846	38,374	35,563

Total transactions (in thousands):
ATM operations	136,928	107,163	366,727	306,685
Managed services	7,404	4,727	18,934	12,189
Total transactions (3)	144,332	111,890	385,661	318,874

Total cash withdrawal transactions (in thousands):
ATM operations	84,237	64,652	225,202	189,302
Managed services	4,832	3,525	12,641	9,385
Total cash withdrawal transactions (4)	89,069	68,177	237,843	198,687

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	788	663	732	647

ATM operating revenues	$1,447	$1,365	$1,382	$1,327
Cost of ATM operating revenues (5)	948	905	910	892
ATM operating gross profit (5)(6)	$499	$460	$472	$435

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	34.2%	33.6%	33.9%	32.8%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	24.4%	23.9%	24.1%	23.2%

____________

(1)	Includes 2,470 and 823 ATMs from the EDC acquisition for the three and nine months ended September 30, 2011, respectively.

(2)

Includes 2,519 and 2,579 ATMs for the three months ended September 30, 2011 and 2010, respectively, and 2,508 and 2,543 ATMs for the nine months ended September 30, 2011 and 2010, respectively, for which we only provided EFT transaction processing services.

(3)	Includes 7,961 total transactions from the EDC acquisition for the three and nine months ended September 30, 2011.

(4)	Includes 5,387 cash withdrawal transactions from the EDC acquisition for the three and nine months ended September 30, 2011.

(5)

Excludes effects of depreciation, accretion, and amortization expense of $15.5 million and $13.0 million for the three month periods ended September 30, 2011 and 2010, respectively, and $42.4 million and $37.4 million for the nine months ended September 30, 2011 and 2010, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $145 and $134 for the three month periods ended September 30, 2011 and 2010, respectively, and $138 and $128 for the nine months ended September 30, 2011 and 2010, respectively.

(6)

ATM operating gross profit is a measure of profitability that uses only the revenues and expenses that relate to operating the ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$157,636	$134,090	17.6%	$432,164	$390,337	10.7%
ATM product sales and other revenues	7,423	2,515	195.1%	18,230	6,992	160.7%
Total revenues	$165,059	$136,605	20.8%	$450,394	$397,329	13.4%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

ATM operating revenues. ATM operating revenues generated during the three month period ended September 30, 2011 increased $23.5 million from the three month period ended September 30, 2010. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended September 30, 2010 to
	Three Months Ended September 30, 2011
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$9,963	$(1,134)	$(399)	$8,430
Interchange revenue	4,514	5,361	—	9,875
Bank branding and surcharge-free network revenues	3,046	—	592	3,638
Managed services revenues	1,933	58	—	1,991
Other revenues	(446)	—	58	(388)
Total increase in ATM operating revenues	$19,010	$4,285	$251	$23,546

United States. During the three month period ended September 30, 2011, our United States operations experienced a $19.0 million, or 18%, increase in ATM operating revenues compared to the same period in 2010. Contributing to this increase was $11.7 million from the EDC acquisition.  The remaining $7.3 million increase was due to a combination of growth achieved from several revenue sources, including: (1) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and Allpoint surcharge-free network; (2) an increase in managed services revenue as a result of the expansion of these services in the past year, which resulted in the addition of approximately 760 machines operating under managed services arrangements; and (3) increased surcharge revenue as a result of a slightly higher average surcharge rate and a higher machine count.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United States operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom. Our United Kingdom operations experienced a $4.3 million, or 20%, increase in ATM operating revenues during the three month period ended September 30, 2011, when compared to the same period in 2010. This increase was due primarily to higher interchange revenues as a result of a 49% increase in the total number of transactions conducted on our ATMs in that market. The increased level of transactions was primarily attributable to three factors: (1) a 16% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2010 and the first nine months of 2011 at locations of new and existing customers; (2) a 7% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs on a same-store basis; and (3) conversion of many ATMs from surcharging to free-to-use during the past year, resulting in a higher percentage of our revenues being from this machine type. Conversely, we experienced a decline in surcharge revenues generated by our United Kingdom operations as a result of same-store transaction declines and the conversion discussed above. Excluding the favorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $3.3 million, or 15%, when compared to the same period in 2010.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United Kingdom operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Mexico. ATM operating revenues generated by our Mexico operations during the three month period ended September 30, 2011 slightly increased compared to the same period in 2010 as the decrease in surcharge revenue was more than offset by an increase in bank branding revenues.  The decrease in surcharge revenue was due to a 23% decrease in surcharge transactions attributable to the 2010 regulatory changes in Mexico. The new ATM fee rules adopted by the Central Bank of Mexico, which went into effect in May 2010, require ATM operators to choose between receiving an interchange fee from the consumer’s card issuing bank or a surcharge fee from the consumer. When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee. The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs. The increase in bank branding revenues was a result of the new bank branding agreement with Banorte that was executed in the first quarter of 2011.

For additional information on the new ATM fee rules and recent trends that may impact the revenues generated by our Mexico operations, see Recent Events and Trends – Recent Events – Mexico above.

ATM product sales and other revenues. ATM product sales and other revenues for the three month period ended September 30, 2011 were significantly higher than those generated during the same period in 2010, due to increased equipment sales and higher value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to Associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. Over the past few years, financial institutions and other businesses reduced their ATM purchases in response to the weak economic climate. However, new regulations under the Americans with Disabilities Act that will come into effect in 2012 are driving the replacement of certain noncompliant ATMs and are helping to drive the increase in our VAR sales.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

ATM operating revenues. ATM operating revenues generated during the nine month period ended September 30, 2011 increased $41.8 million from the nine month period ended September 30, 2010. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2010 to
	Nine Months Ended September 30, 2011
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$11,295	$(2,491)	$611	$9,415
Interchange revenue	5,977	13,672	(1,899)	17,750
Bank branding and surcharge-free network revenues	7,507	—	691	8,198
Managed services revenues	5,040	156	—	5,196
Other revenues	956	—	312	1,268
Total increase (decrease) in ATM operating revenues	$30,775	$11,337	$(285)	$41,827

United States. During the nine month period ended September 30, 2011, our United States operations experienced a $30.8 million, or 10%, increase in ATM operating revenues compared to the same period in 2010. As was the case with the quarterly results explained above, the EDC acquisition contributed $11.7 million to this increase. The remaining $19.1 million increase was primarily due to higher bank branding and surcharge-free network revenues attributable to increased participation in these programs by banks and other financial institutions, as well as the expansion of our managed services arrangements. Additionally, we generated increased surcharge and interchange revenues during the nine months ended September 30, 2011 as a result of surcharge rate increases and an overall increased number of transactions at our machines, partly attributable to a higher machine count.

United Kingdom. Our United Kingdom operations contributed to the higher ATM operating revenues for the nine month period ended September 30, 2011, increasing by $11.3 million, or 19%, from the first nine months of 2010. As was the case with the three month period, this increase was primarily driven by an increase in the number of total transactions, resulting from: (1) a 14% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2010 and the first nine months of 2011 at locations of new and existing customers; (2) a 6% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs on a same-store basis; and (3) conversion of many ATMs from surcharging to free-to-use during the past year, resulting in a higher percentage of our revenues being from this machine type. Foreign currency exchange rate movements between the two periods also favorably impacted the revenues recorded for our United Kingdom during the first nine months of 2011, contributing $3.6 million, or 6%, to the total increase.

Mexico. Our Mexico operations experienced a $0.3 million, or 2%, decrease in revenues during the nine month period ended September 30, 2011 over the same period in 2010. This decrease was the result of a 13% decrease in the number of total transactions in Mexico as a result of the regulatory changes that occurred in May 2010, as explained above. The decrease in interchange revenue from the regulatory changes was partially offset by the addition to bank branding revenues from Banorte, as was the case with the three month period.  Foreign currency exchange rate movements between the two periods favorably impacted the revenues recorded for our Mexico business during the first nine months of 2011, which without these effects, there would have been a decline over prior year by $1.3 million, or 7%.

ATM product sales and other revenues. ATM product sales and other revenues for the nine month period ended September 30, 2011 were significantly higher than those generated during the same period in 2010 primarily due to higher VAR program sales to merchants for replacement of certain noncompliant ATMs with the new regulations under the Americans with Disabilities Act that will come into effect in 2012.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$103,727	$89,026	16.5%	$285,630	$262,319	8.9%
Cost of ATM product sales and other revenues	6,501	2,425	168.1%	16,062	6,932	131.7%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$110,228	$91,451	20.5%	$301,692	$269,251	12.0%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three month period ended September 30, 2011 increased $14.7 million when compared to the same period in 2010. Below is the detail, by segment, of changes in the various components of our cost of ATM operating revenues:

	Variance: Three Months Ended September 30, 2010 to
	Three Months Ended September 30, 2011
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$5,443	$1,206	$209	$6,858
Vault cash rental expense	603	(36)	(88)	479
Other costs of cash	2,409	497	(42)	2,864
Repairs and maintenance	1,762	184	7	1,953
Communications	552	66	29	647
Transaction processing	(99)	481	24	406
Stock-based compensation	25	—	—	25
Other expenses	640	763	66	1,469
Total increase in cost of ATM operating revenues	$11,335	$3,161	$205	$14,701

United States. During the three month period ended September 30, 2011, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $11.3 million, or 17%, when compared to the same period in 2010. The majority of the increase related to the EDC acquisition, which accounted for $8.2 million of the increase. The remainder of the costs of ATM operating revenues generally increased as a result of higher total machine count and higher transaction volumes.

United Kingdom. In the quarter ended September 30, 2011, our United Kingdom operations experienced a $3.2 million, or 19%, increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) when compared to the same period in 2010. This increase was due primarily to the increase in number of average transacting ATMs associated with these operations, which increased by 16% for the three months ended September 30, 2011 from the comparable period last year. As noted above in our discussion of ATM operating revenues, the majority of our newly-deployed ATMs in the United Kingdom are high transacting, free-to-use ATMs, which frequently carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating. As a result, we expected to see an overall increase in several categories of the cost of ATM operating revenues. Also contributing to the increased cost of ATM operating revenues was an increase in employee-related costs for the additional personnel to operate a second cash depot for Green Team, our United Kingdom operation’s armored courier operation, which is included in Other expenses above. The foreign currency exchange rate movements between periods also significantly contributed to the overall increase in cost of ATM operating revenues. Excluding the impact of the exchange rate movements, our cost of ATM operating revenues for the three months ended September 30, 2011 would have been $2.4 million, or 15%, higher than the same period last year.

Mexico. The increased costs incurred by our Mexico operations during the three month period ended September 30, 2011 were primarily attributable to an increase in merchant commissions, associated with higher commissions earned by our partners in our U.S. dollar-dispensing ATMs in that market.

Cost of ATM product sales and other revenues. The $4.1 million increase in the cost of ATM product sales and other revenues during the three month period ended September 30, 2011 compared to the same period in 2010 was consistent with the $4.9 million increase in ATM product sales and other revenues discussed above, and was primarily attributable to the increased equipment sales to distributors and merchants during the period.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the nine month period ended September 30, 2011 increased $23.3 million from the same period in 2010. Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2010 to
	Nine Months Ended September 30, 2011
	U.S.	U.K.	Mexico	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$6,151	$1,989	$393	$8,533
Vault cash rental expense	774	(243)	(120)	411
Other costs of cash	2,973	2,309	(459)	4,823
Repairs and maintenance	2,011	809	17	2,837
Communications	781	255	118	1,154
Transaction processing	(1,634)	1,189	(263)	(708)
Stock-based compensation	175	—	—	175
Other expenses	3,086	2,891	109	6,086
Total increase (decrease) in cost of ATM operating revenues	$14,317	$9,199	$(205)	$23,311

United States. During the nine month period ended September 30, 2011, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $14.3 million, or 7%, when compared to the cost incurred during the same period in 2010. As was the case with the quarterly results explained above, the EDC acquisition contributed $8.2 million to this increase. $2.8 million of the increase included in Other expenses in the table above was related to payments made to third parties for transactions on their ATMs through our Allpoint network. The remainder of the costs of ATM operating revenues generally increased as a result of higher total machine count in the United States that we provide services to (including managed services), which was partially offset by a decrease in transaction processing expense due to the conversion of our ATMs located in 7-Eleven locations to our EFT processing platform from a third-party processor.

United Kingdom. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our United Kingdom operations increased during the nine months ended September 30, 2011 by $9.2 million. This overall increase was primarily due to the increased number of transacting ATMs and total number of transactions conducted on our machines, increased cash losses due to theft, and an increase in employee-related costs, as described above with respect to the quarterly period. Foreign currency exchange rate movements between the two periods also had a significant impact on the increase in cost of ATM operating revenues of our United Kingdom during the nine months ended September 30, 2011, contributing $2.8 million to the total increase.

Mexico. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our Mexico operations decreased by $0.2 million primarily due to a 13% decrease in the total number of transactions conducted on our ATMs in that market, as well as our successful efforts in reducing our armored fees (included in Other costs of cash above) compared from the prior year. Partially offsetting these decreases was an increase in merchant commissions, as a result of higher commissions earned on our U.S. dollar-dispensing machines. Excluding the impact of exchange rate movements, the decrease in our cost of ATM operating revenues for the nine months ended September 30, 2011 would have been $1.0 million lower than the same period last year.

Cost of ATM product sales and other revenues. Relatively consistent with the 161% increase in ATM product sales and other revenues discussed above was a 132% increase in the cost of ATM product sales and other revenues during the nine months ended September 30, 2011 compared to the same period in 2010. These increases were primarily due to lower equipment and VAR program sales during the period.

Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	34.2%	33.6%	33.9%	32.8%
Inclusive of depreciation, accretion, and amortization	24.4%	23.9%	24.1%	23.2%
ATM product sales and other revenues gross profit margin	12.4%	3.6%	11.9%	0.9%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	33.2%	33.1%	33.0%	32.2%
Inclusive of depreciation, accretion, and amortization	23.8%	23.5%	23.6%	22.8%

ATM operating gross profit margin. For the three and nine month periods ended September 30, 2011, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased by 0.6 and 1.1 percentage points, respectively, when compared to the same periods in 2010. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased by 0.5 and 0.9 percentage points, respectively, during the three and nine months ended September 30, 2011, when compared to the same periods in 2010. These increases were due to higher margins earned in our United States and United Kingdom operating segments during the quarter, partially offset by slightly lower margins earned in our Mexico operating segment. The margin improvement in the United States was primarily attributable to year-over-year increases in revenues from our bank branding, surcharge-free offerings, and managed services agreements.

We expect to see continued expansion in our branding and surcharge-free arrangements, as well as our managed services offerings, which would tend to improve our gross profit margin. However, the continued pressure on withdrawal transactions in Mexico and interchange rate declines in the United States and United Kingdom, as well as slightly lower margins in our recently-acquired businesses, could offset margin improvement we might otherwise expect to realize. As a result, we currently expect that our total gross profit margin level for the full year of 2011 will be relatively consistent with the margin levels achieved during the first nine months of 2011. However, with the recent announcement of the decrease in interchange fees paid by a major network brand in the United States, as explained in Recent Events and Trends – Withdrawal Transaction and Revenue Trends – United States, we could see a decrease in operating gross profit margin in 2012.

ATM product sales and other revenues gross profit margin. For the three and nine month periods ended September 30, 2011, our gross profit margin on ATM product sales and other revenues increased by 8.8 and 11.0 percentage points, respectively, when compared to the same periods in 2010. The increase in the three and nine month periods ended September 30, 2011 were due to higher sales volumes and the corresponding margins achieved on VAR sales during the first nine months of 2011.

Selling, General, and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$11,650	$10,038	16.1%	$33,474	$28,925	15.7%
Stock-based compensation	2,122	1,481	43.3%	6,227	4,009	55.3%
Acquisition-related expenses	956	—	100%	1,299	—	100%
Total selling, general, and administrative expenses	$14,728	$11,519	27.9%	$41,000	$32,934	24.5%

Percentage of total revenues:
Selling, general, and administrative expenses	7.1%	7.3%		7.4%	7.3%
Stock-based compensation	1.3%	1.1%		1.4%	1.0%
Acquisition-related expenses	0.6%	0.0%		0.3%	0.0%
Total selling, general, and administrative expenses	8.9%	8.4%		9.1%	8.3%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation, increased $2.6 million and $5.8 million, for the three and nine month periods ended September 30, 2011, respectively, when compared to the same periods in 2010. This increase was due to (1) $1.0 million and $1.3 million of acquisition-related costs for the three and nine months ended September 30, 2011; (2) higher employee-related costs compared to the same periods last year due to increased headcount, including employees added from the acquisitions during the third quarter; (3) higher incentive-based compensation accruals as a result of continued improvements in operational and financial results; (4) higher professional costs; (5) higher legal expense related to ongoing litigation and other matters; and (6) costs related to the expansion of our corporate marketing function. Partially offsetting the increases were costs incurred in 2010 related to the preparation and filing of a shelf registration statement and the completion of a secondary equity offering, which were not repeated in 2011.

Stock-based compensation. The increase in stock-based compensation during the three and nine month periods ended September 30, 2011 was due to the issuance of additional shares of restricted stock during 2010 and the first nine months of 2011. Particularly, in early 2011, we issued grants under our 2011 Long Term Incentive Plan (the “2011 LTIP”), which initially vest based on performance-based requirements followed by continued service-based vesting requirements. Although these awards are not yet considered to be earned and outstanding, we recognized compensation expense based on the ultimate awards we expect to issue in 2012. For additional details on these equity awards, see Item 1. Notes to Consolidated Financial Statements, Note 3, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Depreciation expense	$11,629	$10,197	14.0%	$33,344	$29,431	13.3%
Accretion expense	568	668	(15.0)%	1,660	1,920	(13.5)%
Depreciation and accretion expense	$12,197	$10,865	12.3%	$35,004	$31,351	11.7%

Percentage of total revenues:
Depreciation expense	7.0%	7.5%		7.4%	7.4%
Accretion expense	0.4%	0.5%		0.4%	0.5%
Total depreciation and accretion expense	7.4%	8.0%		7.8%	7.9%

For the three and nine month periods ended September 30, 2011, depreciation expense increased when compared to the same periods in 2010 primarily due to the higher depreciable asset base from the deployment of additional Company-owned ATMs in the first nine months of 2011 and throughout 2010, as well as from over 3,600 ATMs added from the EDC acquisition. Partially offsetting this increase was a decrease in accretion expense, which decreased for the three and nine month periods ended September 30, 2011 compared to the same period in 2010 due to a change in estimate. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur. Changes in foreign currency exchange rates also contributed $0.2 million and $0.7 million to the three and nine month increases, respectively.

Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Amortization expense	$4,946	$3,823	29.4%	$12,240	$11,567	5.8%

Percentage of total revenues	3.0%	2.8%		2.7%	2.9%

Amortization expense is primarily comprised of the amortization of intangible merchant contracts and relationships associated with our acquisitions. The increase in amortization during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was due to the amortization of $46.0 million in new intangible assets added during the third quarter for the EDC acquisition.

Loss on Disposal of Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Loss on disposal of assets	$117	$368	(68.2)%	$280	$1,840	(84.8)%

Percentage of total revenues	0.1%	0.3%		0.1%	0.5%

We recognized lower losses on disposal of assets during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 mostly as a result of a decrease in the number of assets that we removed during the first nine months of 2011 compared to the same period in 2010.

Interest Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Interest expense, net	$5,243	$7,064	(25.8)%	$14,810	$21,696	(31.7)%
Amortization of deferred financing costs and bond discounts	351	546	(35.7)%	775	1,818	(57.4)%
Total interest expense, net	$5,594	$7,610	(26.5)%	$15,585	$23,514	(33.7)%

Percentage of total revenues	3.4%	5.6%		3.5%	5.9%

Interest expense, net. Interest expense, net, decreased during the three and nine month periods ended September 30, 2011, when compared to the same periods in 2010, due to the reduction in the average balances outstanding and the interest rate on our senior subordinated notes as a result of a series of transactions completed in the third quarter of 2010. Under our revolving credit facility, the outstanding balance was generally lower for the first half of 2011 compared to the prior year; however, in July 2011, we borrowed $145.0 million to fund the EDC acquisition. Therefore, we expect interest expense, net to increase for the remainder of 2011.  For additional details, see Item 1. Notes to Consolidated Financial Statements, Note 9, Long-Term Debt.

Amortization of deferred financing costs and bond discounts. The decrease in the amortization of deferred financing costs and bond discounts during the three and nine month periods ended September 30, 2011 from the same periods in 2010 was due to a decrease in the deferred financing cost balance after the write-off of certain costs related to the redemption of our previously outstanding $300.0 million 9.25% senior subordinated notes and our previous $175.0 million revolving credit facility, partially offset by the additional costs deferred related to the issuance of the $200.0 million 8.25% senior subordinated notes due 2018 (“2018 Notes”), which are being amortized over the underlying term of the agreement. Additionally, because the 2018 Notes were issued at par, we no longer have amortization expense related to bond discounts. Finally, in connection with the credit facility modification during the third quarter of 2011, an additional $0.7 million was deferred which will be amortized through the new termination date of July 2016.

Income Tax Benefit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(In thousands)			(In thousands)
Income tax benefit	$(29,869)	$(23,968)	24.6%	$(17,765)	$(20,577)	(13.7)%

Effective tax rate	(176.4)%	723.5%		(40.1)%	(163.9)%

     Our income tax benefit during the three months ended September 30, 2011 increased over the same period in 2010 due to our tax reporting change on our United Kingdom operations in the third quarter of 2011, which resulted in us recording a $37.0 million net benefit during the third quarter of 2011. During the same period in 2010, we released of all our domestic deferred tax asset valuation allowance based on the determination that it was more likely than not that we would be able to realize the benefits associated with our net deferred tax asset positions in the future.  As a result, we now record federal and state income tax expense based on earnings in our United States segment. We will continue to maintain valuation allowances for our local net deferred tax asset positions in the United Kingdom and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized.  Our income tax benefit during the nine months ended September 30, 2011 was also significantly impacted by the tax reporting change on our UK operations, which resulted in us recording a $37.0 million net benefit during the third quarter of 2011. We had approximately $31.1 million of United States federal net operating loss carryforwards for federal income tax purposes as of December 31, 2010 and generated an additional $37.0 million in net operating loss carryfowards as a result of the tax reporting change in the United Kingdom during the current quarter. We expect that these net operating losses will be fully utilized over the next 24 months.

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

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. EBITDA and Adjusted EBITDA also do not reflect acquisition-related costs and our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions. The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt. Amounts provided on a constant currency basis are calculated by applying the foreign exchange rate in effect for the applicable prior period to the current year amounts denominated in the respective local currencies. The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP.

A reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA and Adjusted Net Income to their most comparable U.S. GAAP financial measures and a calculation of Free Cash Flow are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA and Adjusted Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$46,885	$20,763	$62,080	$32,931
Adjustments:
Interest expense, net	5,243	7,064	14,810	21,696
Amortization of deferred financing costs and bond discounts	351	546	775	1,818
Write-off of deferred financing costs and bond discounts	—	7,296	—	7,296
Redemption costs for early extinguishment of debt	—	7,193	—	7,193
Income tax benefit	(29,869)	(23,968)	(17,765)	(20,577)
Depreciation and accretion expense	12,197	10,865	35,004	31,351
Amortization expense	4,946	3,823	12,240	11,567
EBITDA	$39,753	$33,582	$107,144	$93,275

Add back:
Loss on disposal of assets (1)	117	368	280	1,840
Other expense (income) (2)	328	(247)	221	(244)
Noncontrolling interests (3)	(471)	(530)	(1,466)	(1,402)
Stock-based compensation expense (4)	2,363	1,699	6,968	4,575
Acquisition-related costs (5)	956	—	1,299	—
Adjusted EBITDA	$43,046	$34,872	$114,446	$98,044
Less:
Interest expense, net (4)	5,163	6,949	14,528	21,338
Depreciation and accretion expense (4)	11,818	10,452	33,852	30,315
Income tax expense (at 35%) (6)	9,123	6,115	23,123	16,237
Adjusted Net Income	$16,942	$11,356	$42,943	$30,154

Adjusted Net Income per share	$0.40	$0.28	$1.02	$0.75
Adjusted Net Income per diluted share	$0.39	$0.28	$1.01	$0.74

Weighted average shares outstanding - basic	42,570,137	40,529,280	42,001,624	40,119,310
Weighted average shares outstanding - diluted	43,195,554	41,207,238	42,727,446	40,790,504

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

(5)       Acquisition-related costs include non-recurring costs incurred for professional and legal fees and certain transition and integration-related costs, related to the acquisition of EDC, LocatorSearch, and Access to Money.

(6)     35% represents our estimated long-term, cross-jurisdictional effective tax rate.

Calculation of Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Cash provided by operating activities	$38,313	$20,392	$69,352	$72,993
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(11,663)	(18,947)	(37,060)	(39,959)
Capital expenditures financed by direct debt	—	—	—	(542)
Total payments for capital expenditures	(11,663)	(18,947)	(37,060)	(40,501)
Free cash flow	$26,650	$1,445	$32,292	$32,492

Liquidity and Capital Resources

Overview

As of September 30, 2011, we had $5.2 million in cash and cash equivalents on hand and $362.2 million in outstanding long-term debt.

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

Operating Activities

Net cash provided by operating activities totaled $69.4 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $73.0 million during the same period in 2010. The year-over-year decrease was primarily attributable to the payment in 2011 of $16.2  million for reimbursement of funds to one of our vault cash suppliers during the period as a result of funds misappropriated by one of our armored courier providers. For further discussion on this matter, see Item 1. Notes to Consolidated Financial Statements, Note 6, Noncurrent Prepaid Expenses and Other Assets. In addition, certain working capital balances increased relative to the prior year period as a result of higher revenues and other timing matters.

Investing Activities

Net cash used in investing activities totaled $180.7 million for the nine months ended September 30, 2011, compared to $40.0 million during the same period in 2010. The year-over-year increase was primarily the result of $145.0 million paid for the EDC acquisition.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for the remainder of 2011 will total approximately $27.3 million, the majority of which will be utilized to purchase additional devices for our Company-owned accounts and enhance our existing devices with additional functionalities. We expect these expenditures to be funded with cash generated from our operations. As further discussed in Item 1. Notes to Consolidated Financial Statements, Note 19, Subsequent Events, we acquired Access to Money, Inc. on November 1, 2011 for approximately $21.2 million in cash, using proceeds from our amended credit facility to fund the acquisition. In addition, we will continue to evaluate additional selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. These acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities

Net cash provided by financing activities totaled $113.4 million for the nine months ended September 30, 2011 compared to $41.1 million used in financing activities during the same period in 2010. During the nine months ended September 30, 2011, we borrowed under our amended revolving credit facility to pay for the EDC acquisition, which was partially offset by repayments on our outstanding long-term debt during the period. Also partially offsetting this net cash outflow was the receipt of approximately $10.1 million from the proceeds from exercises of stock options. During the nine months ended September 30, 2010, cash flow generated from operations less our capital expenditures in that period enabled us to repay $36.0 million in net borrowings under our various debt instruments outstanding.

Financing Facilities

As of September 30, 2011, we had $362.2 million in outstanding long-term debt, which was comprised of: (1) $200.0 million of 2018 Notes, (2) $156.3 million in borrowings under our revolving credit facility, and (3) $5.9 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. As of September 30, 2011, we had a $250.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase and Bank of America. This facility provides us with $250.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has a termination date of July 2016. The facility contains the ability to further increase the borrowing capacity to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants and other conditions.

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

As of September 30, 2011, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.6%. Additionally, as of September 30, 2011, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings, allowing us to borrow an additional $89.4 million under the facility based on the current covenants.

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

As of September 30, 2011, we were in compliance with all applicable covenants required under the Notes.

Other Borrowing Facilities

•         Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $250.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. This facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of September 30, 2011) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general purposes for our United Kingdom operations. As of September 30, 2011, there was no amount outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.

•         Cardtronics Mexico equipment financing agreements. Between 2006 and 2010, Cardtronics Mexico entered into 10 separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.32%, were utilized for the purchase of additional ATMs to support our Mexico operations. As of September 30, 2011, approximately $79.4 million pesos ($5.9 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the equipment financing agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of September 30, 2011, the total amount of the guarantees was $40.5 million pesos ($3.0 million U.S.).

New Accounting Standards

For a description of the accounting standards that we adopted during 2011, see Item 1. Notes to Consolidated Financial Statements, Note 17, New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2010 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2011, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the United States, the United Kingdom and Mexico. In the United States and the United Kingdom, we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the U.S. and U.K. LIBOR rates, respectively. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Mexican Interbank Rate.

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

Notional Amounts United States	Notional Amounts United Kingdom	Notional Amounts Consolidated(1)	Weighted Average Fixed Rate	Term
	(In thousands)
$625,000	£75,000	$741,855	3.43%	October 1, 2011 – December 31, 2011
$750,000	£50,000	$827,903	3.45%	January 1, 2012 – December 31, 2012
$750,000	£25,000	$788,952	3.35%	January 1, 2013 – December 31, 2013
$750,000	£—	$750,000	3.29%	January 1, 2014 – December 31, 2014
$550,000	£—	$550,000	3.27%	January 1, 2015 – December 31, 2015
$350,000	£—	$350,000	3.28%	January 1, 2016 – December 31, 2016

________

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.56 to £1.00, which was the exchange rate in effect as of September 30, 2011.

The following table presents a hypothetical sensitivity analysis of our annual vault cash interest expense based on our outstanding vault cash balances as of September 30, 2011 and assuming a 100 basis point increase in interest rates:

	Vault Cash Balance as of September 30, 2011			As of September 30, 2011			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional currency)		(U.S. dollars)	Amount Hedged		% Hedged	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)			(In millions)
United States		$1,528.8	$1,528.8		$625.0	40.9%		$15.3	$15.3		$9.0	$9.0
United Kingdom		£182.7	284.6		£75.0	41.1%		£1.8	2.8		£1.1	1.7
Mexico	p$	322.7	24.0	p $	—	—	p$	3.2	0.2	p$	3.2	0.2
Total			$1,837.4						$18.3			$10.9

The reported vault cash balance in the United States as of September 30, 2011 was higher than usual due to seasonality factors and the conversion of the armored carrier and cash management service providers on certain ATMs. We expect that the percentage of our vault cash that is hedged to be somewhat higher in future reporting periods.

As of September 30, 2011, we had a net liability of $69.6 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the estimated fair value of the instruments as of such date. For additional information on our accounting treatment of these swaps and the calculation of their fair value, see Item 1. Notes to Consolidated Financial Statements, Note 12, Derivative Financial Instruments and Note 13, Fair Value Measurements.

In the United Kingdom, the interchange rate is set by LINK using a cost-based methodology that incorporates interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2009 are considered for determining the 2011 interchange rate).  As interest rates increase, interest expense on vault cash would proportionately increase and our interchange revenues would be expected to correspondingly increase.  As such, our net profit exposure to interest rates in the United Kingdom is partially naturally hedged through the mechanism of how the interchange rate is set by LINK.

As of September 30, 2011, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico, as we have historically not deemed it to be cost effective to engage in such a hedging program. However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in this market.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the United States, as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $156.3 million outstanding under the facility as of September 30, 2011, an increase of 100 basis points in the underlying interest rate would have had a $1.6 million impact on our annual interest expense. However, there is no guarantee that we will not borrow additional amounts under the facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. In addition, as a result of the acquisition of EDC in July 2011 and Access to Money in November 2011, which was funded through borrowings under our amended credit facility, we expect to incur substantially higher interest expense in the last quarter of 2011.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the United Kingdom and Mexico, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the United States dollar relative to the British pound and Mexican peso. Our United Kingdom and Mexico subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our United Kingdom and Mexico operations into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income (loss) in our consolidated financial statements. As of September 30, 2011, our accumulated translation loss totaled approximately $26.7 million compared to approximately $26.6 million as of December 31, 2010.

Our consolidated financial results were positively impacted by an increase in the value of the British pound relative to the United States dollar during the three and nine month periods ended September 30, 2011 compared to the comparable prior year periods. However, our consolidated financial results were negatively impacted by changes in the value of the Mexican peso relative to the United States dollar for the three and nine month periods ended September 30, 2011 compared to the comparable prior year periods. A sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the British pound during the nine months ended September 30, 2011, the effect upon our United Kingdom operations’ operating income would have been immaterial. Similarly, a sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the Mexican peso during the nine months ended September 30, 2011, the effect upon our Mexico operation’s operating income would also have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our United Kingdom operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of September 30, 2011, the intercompany payable balance from our United Kingdom operations to the parent totaled $30.5 million, of which $4.6 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of September 30, 2011, the effect upon our Consolidated Statements of Operations would be approximately $0.5 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on our material legal proceedings, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 14, Commitments and Contingencies.

Item 1A. Risk Factors

There has been no material changes in our risk factors previously disclosed in our 2010 Form 10-K, except as follows:

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Interchange fees, which represented approximately 31% of our total ATM operating revenues for the nine months ended September 30, 2011, are in some cases set by the various EFT networks through which transactions conducted on our devices are routed. Interchange fees are set by each network and typically vary from one network to the next. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, or both, our future transaction revenues could decline.

During 2010, certain networks reduced the net interchange fees paid to ATM deployers for transactions routed through their networks. For example, effective April 1, 2010, a global network brand reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network. As a result, we saw certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by this network. In mid-October 2011, another global network announced a reduction in interchange paid to ATM deployers and a significant increase in the acquirer fees paid by ATM deployers on withdrawal transactions processed over their network.  This new fee structure is planned to go into effect in April 2012. We have not yet completed our evaluation of the anticipated effect of this new fee structure and what effect this new network fee structure will have on our revenues and gross profits.  Additionally, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network, declined effective as of January 1, 2011. LINK sets the interchange rates in the United Kingdom annually by using a cost-based methodology that incorporates the interest rates and cash costs from the previous year. As a result, the interchange revenues generated by certain of our ATMs in the United Kingdom have declined in 2011.

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

Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus, and Plus in the United States; LINK in the United Kingdom; and PROSA-RED in Mexico. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to us. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including ourselves, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could expose us to penalties and/or fines, which could negatively impact our financial results. For example, in the United Kingdom, MasterCard and Visa require compliance with the EMV security standard. This standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” While we completed our compliance efforts in this regard in 2008, we incurred $1.2 million in charges earlier that year due to transactions conducted on our machines with counterfeit cards prior to the completion of our EMV certification efforts. In January 2010, the Central Bank of Mexico decided that the ATMs in the country should be compliant with the EMV standard as well. The date of implementation of the EMV standard varies by the risk grade of the ATMs, with high risk ATMs implemented by February 1, 2012; medium risk ATMs by September 1, 2013; and low risk ATMs by September 1, 2014. As of December 31, 2010, Cardtronics Mexico had approximately 300 high risk ATMs, 300 medium risk ATMs, and 2,300 low risk ATMs. We expect the implementation of this standard will require approximately $0.2 million, $0.2 million, and $1.2 million in capital expenditures during 2011, 2013 and 2014, respectively. In October of 2011, we were notified by a major global network that certain of our United States dollar-dispensing ATMs (“USD ATMs”) in Mexico were not in compliance with that network’s procedures for settling U.S. dollar-denominated transactions through PROSA-RED and that our proposed plan of action to correct the non-compliance was not satisfactory. We are working with this network to develop an acceptable solution to continue operating the USD ATMs with some modifications to our current process. The ultimate resolution of this matter could result in a reduction of the revenues and profits we earn from the USD ATMs in Mexico, and should we not be successful in achieving compliance with the network’s policies or reaching a mutually acceptable solution with the network, we could be forced to stop doing USD transactions on these ATMs for a period of time, potentially starting in November of 2011.

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

CARDTRONICS, INC.

November 7, 2011	/s/ J. Chris Brewster
J. Chris Brewster
(Duly Authorized Officer and Principal Financial Officer)

November 7, 2011	/s/ E. Brad Conrad
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

2.2

Agreement and Plan of Merger among Cardtronics USA, Inc. and CATM Merger Sub, Inc. and Access to Money, Inc. and LC Capital Master Fund, Ltd. dated as of August 15, 2011 (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on August 15, 2011, File No. 001-33864).

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

* 10.1 †	Agreement to Amend among Cardtronics USA, Inc. (formerly known as Cardtronics LP) and Bank of America, N.A. dated as of September 22, 2011.
* 10.2

Temporary Increase in Maximum Available Amount among Cardtronics Inc., Cardtronics USA, Inc. (successor by conversion to Cardtronics LP) and Wells Fargo Bank, National Association dated as of August 22, 2011.

10.3

First Amendment to Credit Agreement, dated July 25, 2011, by and between Cardtronics, Inc., the Guarantor Party thereto, the Lenders party thereto and JP Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 001-33864).

* 31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
* 31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
** 32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text).  This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

* Filed herewith.

** Furnished herewith.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934 and are otherwise not subject to liability under those sections.