Form 10-K
period 2011-12-31
CARDTRONICS INC
filed 2012-02-27
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of common stock held by non-affiliates as June 30, 2011, the last business day of the registrant’s most recently completed second quarter, based on the reported last sale price of common stock on that date:  $993.6 million

Number of shares outstanding as of February 24, 2012: 44,052,061  shares of Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics, Inc. and/or our subsidiaries, unless the context indicates otherwise.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “2011 Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by the use of the words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements are those described in: Part I, Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2011 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of December 31, 2011, we were the world’s largest retail ATM owner, providing services to approximately 52,900 devices throughout the United States (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom, Mexico and Canada. Included within this number are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. Also included in the number of devices in our network as of December 31, 2011 were approximately 4,800 ATMs to which we provided various forms of managed services solutions. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining their ATMs, typically in exchange for a monthly service fee or fee per service provided.

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

Historically, we have deployed and operated our devices under two distinct arrangements with our retail partners: Company-owned and merchant-owned arrangements. Under Company-owned arrangements, we provide the device and are typically responsible for all aspects of its operation, including transaction processing, managing cash, supplies, and telecommunications as well as routine and technical maintenance. Under our merchant-owned arrangements, the retail merchant, or an independent distributor, owns the device and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks. As of December 31, 2011, 64% of our devices operated under traditional ATM deployment services were Company-owned and 36% were merchant-owned. During 2011, we added approximately 14,200 ATMs from acquisitions, which increased the percentage of merchant-owned arrangements in our total portfolio from approximately 29% a year ago, as the majority of the ATMs acquired during 2011were merchant-owned. Both the merchant-owned and Company-owned structures are attractive options for us and we plan to grow our revenues under both arrangement types.

In addition to deploying our devices under Company-owned and merchant-owned arrangements, we also offer a managed services solution, under which we provide certain services to retailers, financial institutions and other ATM operators. We offer various forms of managed services, depending on the needs of our customers, and offer a customized ATM management solution that can include monitoring, maintenance, cash management, customer service, transaction processing and other services.

Finally, we partner with leading national financial institutions to brand selected ATMs and financial services kiosks within our network, including Citibank, N.A., Citizens Financial Group, Inc., JPMorgan Chase Bank, N.A., Sovereign Bank, SunTrust Bank, and PNC Bank, N.A.  As of December 31, 2011, over 15,400 of our domestic Company-owned devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers. In Mexico, we partner with Bansí, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a noncontrolling interest owner in Cardtronics Mexico, and Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) to place their brands on our ATMs in exchange for certain services provided by them. We also own and operate the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 43,000 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that may lack a significant ATM network. The Allpoint network includes a majority of our ATMs in the United States, Puerto Rico and Mexico, all of our ATMs in the United Kingdom, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Our revenues are recurring in nature and historically have been derived primarily from transaction fees, which are paid by cardholders, and transaction fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the devices serving customers and the applicable EFT network that transmits data between the device and the cardholder’s financial institution. We generate additional revenues by branding our devices with the logos of leading national banks and other financial institutions, by providing managed services solutions to retailers and financial institutions, and by collecting fees from financial institutions that participate in our Allpoint surcharge-free network. Under our managed services arrangements, we typically receive a fixed management fee or fixed rate per transaction in return for providing certain services. We do not receive surcharge and interchange fees in these arrangements, but rather those fees are earned by our customer.

Organizational and Operational History

We were formed as a Texas corporation in 1993 and originally operated under the name of Cardpro, Inc. In June 2001, Cardpro, Inc. was converted into a Delaware limited partnership and renamed Cardtronics, LP. In addition, in June 2001, Cardtronics Group, Inc. was incorporated under the laws of the state of Delaware to act as a holding company for Cardtronics, LP, with Cardtronics Group, Inc. indirectly owning 100% of the equity of Cardtronics, LP. In January 2004, Cardtronics Group, Inc. changed its name to Cardtronics, Inc. In December 2007, we completed the initial public offering of 12,000,000 shares of our common stock. In December 2008, Cardtronics, LP was converted to a corporation under the laws of Delaware and changed its name to Cardtronics USA, Inc. Cardtronics USA, Inc. is the primary domestic operating subsidiary of Cardtronics, Inc.

Since May 2001, we have acquired 17 ATM networks, a leading location technology business for ATMs, and an operator of a surcharge-free ATM network, increasing the number of ATMs we operate from approximately 4,100 as of May 2001 to approximately 52,900 as of December 31, 2011. Three of these acquisitions enabled us to enter international ATM markets. Specifically, our acquisitions of Bank Machine (Acquisitions) Limited (“Bank Machine”) in May 2005, a majority ownership interest in CCS Mexico (which was subsequently renamed Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”)) in February 2006, and our acquisition of Mr. Cash ATM Network, Inc. (“Mr. Cash”, which was subsequently renamed Cardtronics Canada) in October 2011 expanded our operations into the United Kingdom, Mexico and Canada, respectively. Our acquisition of ATM National (“Allpoint”) in December 2005 provided us with a platform to further pursue and develop surcharge-free offerings. In July 2007, we acquired the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”), which included 3,500 traditional ATMs and approximately 2,200 multi-function financial services kiosks, which allowed us to offer additional automated financial services above and beyond those typically offered by traditional ATMs. During 2011, we acquired two ATM networks – EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc. (collectively referred to as "EDC") in July and Access to Money, Inc. ("Access to Money") in November.

From 2001 to 2011, the total number of annual transactions processed within our network increased from approximately 19.9 million to approximately 542.7 million.

Additional Company Information

General information about us can be found at http://www.cardtronics.com. We file annual, quarterly, and other reports as well as other information with the SEC under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also request an electronic or paper copy of our SEC filings at no cost by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042; (832) 308-4000. Information on our website is not incorporated into this 2011 Form 10-K or our other securities filings.

Our Strategy

Our strategy is to enhance our position as a leading provider of automated consumer financial services in the markets in which we operate, as well as other select international markets.  To do so, we will continue to partner with leading financial institutions and retailers to expand our network of conveniently located ATMs and financial services kiosks.  Additionally, we will seek to deploy additional products and services that will further incentivize consumers to utilize our network of devices.  In order to execute this strategy, we will endeavor to:

Expand our Network of Devices with Leading Merchants. We believe that we have opportunities to further expand the number of ATMs and financial services kiosks that we own and/or operate with leading merchants. With respect to our existing merchants, we have two principal opportunities to increase the number of deployed devices: first, by deploying devices in existing merchant locations that currently do not have a device, but where consumer traffic volumes and anticipated returns justify installing a device; and second, as our merchants open new locations, by installing devices in those locations. With respect to new merchant customers, we believe our expertise, national footprint, strong record of customer service, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading national and regional merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers position us to expand in international locations where these existing partners have operations.

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

Pursue Additional Managed Services Opportunities. During 2011, we expanded the number of ATMs that are operated under our managed services solution.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee and/or a fixed rate per transaction in return for handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees are earned by the retailer or the financial institution. As a result, in this arrangement type, our revenues are partly protected from variations in transaction levels of these machines and changes in network interchange rates. We plan to pursue additional opportunities with leading merchants and financial institutions in the United States, as well as international opportunities as they arise, working with our customers to provide them with a customized solution that fits their needs.

Pursue International Growth Opportunities. We have invested significant amounts of capital in the infrastructure of our United Kingdom and Mexico operations, and we plan to continue selectively increasing the number of our ATMs in these markets by increasing the number of machines deployed with our existing customer base as well as adding new merchant customers. In 2011, we entered into the Canadian market with our acquisition of Mr. Cash, subsequently renamed Cardtronics Canada. We plan to expand in Canada, primarily through expanding our ATM footprint in that market and establishing relationships with leading financial institutions. Additionally, we may expand our operations into selected other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. We plan to seek opportunities to expand into other international markets in the future. Our future international expansion will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, risks associated with the international expansion, as well as other factors.

Develop and Provide Additional Services at Our Existing Fleet. Service offerings by ATMs continue to evolve over time. Certain ATM models are now capable of providing numerous automated consumer financial services, including bill payments, check cashing, remote deposit capture, and money transfers. Certain of our devices are capable of, and currently provide, these types of services. We believe these non-traditional consumer financial services offered by our devices, and other machines that we or others may develop, will provide us with additional growth opportunities as retailers and financial institutions seek to provide additional convenient self-service financial services to their customers. We also have begun to allow advertisers to place their messages on our ATMs equipped with third-party advertising software in both the United States and the United Kingdom. Offering additional services at our devices, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services.

For additional information on items that may impact our strategy, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Developing Trends in the ATM and Financial Services Industry.

Our Products and Services

We typically provide our Company-owned merchant customers with all of the services required to operate ATMs and financial services kiosks, which include monitoring, maintenance, cash management, customer service, and transaction processing. We believe our merchant customers value our high level of service, our 24-hour per day monitoring and accessibility, and that our devices are on-line and able to serve customers an average of approximately 99.0% of the time. In connection with the operation of our devices under our traditional ATM services model, we generate revenue on a per-transaction basis from the surcharge fees charged to cardholders for the convenience of using our devices and from interchange fees charged to such cardholders’ financial institutions for processing the related transactions conducted on those devices. As further described below, we also earn revenues on these devices based on our relationships with certain financial institutions and our Allpoint network.

Under our merchant-owned arrangement type, we typically provide transaction-processing service, certain customer support functions, and settlement services. We generally earn surcharge and interchange revenue on a per transaction basis in this arrangement. In some cases, the surcharge is earned completely by the merchant, in which case our revenues are derived solely from interchange revenues. As of December 31, 2011, we had approximately 6,100 ATMs operating under this arrangement type where we did not record the surcharge fee as our revenues because the merchant earned them.

 For ATMs under managed services arrangements, we typically receive a fixed monthly management fee and/or fixed rate per transaction in return for providing the agreed-upon suite of services. We do not receive surcharge and interchange fees in these arrangements, but rather those amounts are earned by the customer.

The following table provides detail relating to the number of devices we owned and operated under our various arrangements as of December 31, 2011:

	ATM Operations			Managed Services
	Company- Owned	Merchant- Owned	Subtotal	Company- Owned	Merchant- Owned	Subtotal	Total
Number of devices at period end	30,643	17,462	48,105	1,316	3,465	4,781	52,886
Percent of subtotal	63.7%	36.3%	100.0%	27.5%	72.5%	100.0%	100.0%

We generally operate our ATMs and kiosks under multi-year contracts that provide a recurring and stable source of revenue and typically have an initial targeted term of five to seven years. As of December 31, 2011, our contracts with our top 10 merchant customers (based on 2011 revenues) had a weighted average remaining life of 4.6 years.

Additionally, we enter into arrangements with financial institutions to brand certain of our Company-owned ATMs with their logos. These bank branding arrangements allow a financial institution to expand its geographic presence for a fraction of the cost of building a branch location and typically for less than the cost of placing one of its own ATMs at that location. These arrangements allow a financial institution to rapidly increase its number of branded ATM sites and improve its competitive position. Under these arrangements, the branding institution’s customers are allowed to use the branded ATMs without paying a surcharge fee to us. In return, we receive monthly fees on a per-ATM basis from the branding institution, while retaining our standard fee schedule for other cardholders using the branded ATMs. In addition, our branded machines typically generate higher interchange revenue as a result of the increased usage of our ATMs by the branding institution’s customers and others who prefer to use a bank-branded ATM. We intend to continue pursuing additional bank branding arrangements as part of our growth strategy. As of December 31, 2011, we had bank branding arrangements in place with 53 domestic financial institutions, involving over 15,400 Company-owned ATMs, in addition to majority of our ATMs in Mexico with Bansi and Banorte and in Puerto Rico with Scotiabank. We saw growth in the past few years in bank branding arrangements as a result of our increased sales efforts, our acquisition of EDC in July 2011, and what we believe was the realization by financial institutions of the significant benefits and opportunities afforded to them through bank branding programs.

In addition to our bank branding arrangements, we offer financial institutions another type of surcharge-free program through our Allpoint nationwide surcharge-free ATM network. Under the Allpoint network, financial institutions who are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to ATMs in the Allpoint network, which now includes ATMs throughout the United States, United Kingdom, Mexico, Puerto Rico and Australia. We believe Allpoint offers an attractive alternative to financial institutions that lack their own distributed ATM network. Finally, our Company-owned ATMs deployed under our placement agreement with 7-Eleven, Inc. (“7-Eleven”), as well as other select ATM portfolios that were acquired in 2011, participate in the CO-OP® network, the nation’s largest surcharge-free network for credit unions.

We have found that the primary factor affecting transaction volumes at a given ATM or financial services kiosk is its location. Therefore, our strategy in deploying our devices, particularly those placed under Company-owned arrangements, is to identify and deploy them at locations that provide high visibility and high retail transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores and combination of convenience stores and gas stations, grocery stores, drug stores, airports, and other major regional and national retail outlets. The 5,500 locations that we added to our portfolio as a result of the acquisition of the 7-Eleven Financial Services Business in July 2007 (the “7-Eleven ATM Transaction”) is a prime example of the types of locations that we seek when deploying our ATMs and financial services kiosks. In addition to our arrangement with 7-Eleven, we have also entered into multi-year agreements with a number of other merchants, including Chevron Corporation (“Chevron”), Costco Wholesale Corporation (“Costco”), CVS Caremark Corporation (“CVS”), Exxon Mobil Corporation (“ExxonMobil”), Hess Corporation (“Hess”), The Kroger Co. (“Kroger”), Safeway, Inc. (“Safeway”), Speedway LLC (“Speedway”), Target Corporation (“Target”), Walgreen Co. (“Walgreens”), and Winn-Dixie Stores, Inc. (“Winn-Dixie”) in the United States; ASDA Group Ltd. (a subsidiary of Wal-Mart Stores, Inc.) (“Asda”), Bank of Ireland Group, Euro Garages Ltd., Stuart Harvey Insurance Brokers Ltd. (known under their trading name of “Forces Financial”), Inter IKEA Systems B.V. (“IKEA”), Martin McColl Ltd., Murco Petroleum Ltd., The Noble Organisation Ltd., Tates Ltd., and Welcome Break Holdings Ltd. (“Welcome Break”) in the United Kingdom; and Cadena Comercial OXXO S.A. de C.V. (“OXXO”) in Mexico. We believe that once consumers establish a pattern of using a particular device, they will generally continue to use that device.

For additional information on the amount of revenue contributed by our various service offerings, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview of Business, Components of Revenues, Costs of Revenues, and Expenses – Revenues.

Segment and Geographic Information

As of December 31, 2011, our operations consisted of our United States, United Kingdom, and Other International segments (which currently consists of Mexico and Canada). Our operations in Puerto Rico and the U.S. Virgin Islands are included in our United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.

A summary of our revenues from third-party customers by geographic region is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$501,439	$423,109	$401,934
United Kingdom	97,665	82,583	73,096
Other International	25,472	26,386	18,323
Total	$624,576	$532,078	$493,353

The net book value of our long-lived assets, including our intangible assets, in our various geographic locations is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$484,440	$313,119	$317,139
United Kingdom	75,750	67,410	70,368
Other International	14,306	15,293	14,043
Total	$574,496	$395,822	$401,550

For additional discussion of the revenue, profit information, and identifiable assets of our reporting segments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 20, Segment Information. Additionally, for a discussion of the risks associated with our international operations, see Item 1A. Risk Factors — Our international operations involve special risks and may not be successful, which would result in a reduction of our gross and net profits.

Sales and Marketing

Our sales and marketing teams are organized by customer type. We have a team principally focused on developing new relationships with national and regional merchants as well as building and maintaining relationships with our existing merchants. The team is further organized into groups that specialize in marketing to specific merchant industry segments, which allows us to tailor our offering to the specific requirements of each merchant customer. In addition to the merchant-focused sales and marketing group, we have a sales and marketing group that is focused on developing and managing our relationships with financial institutions, as we look to expand the types of services that we offer to such institutions. Our sales and marketing representatives also focus on identifying potential managed services opportunities with financial institutions and retailers alike.

In addition to targeting new business opportunities, our sales and marketing team supports our customer retention and growth initiatives by building and maintaining relationships with our established and recently-acquired merchants. We seek to identify growth opportunities within each merchant account by analyzing the merchant’s sales at each of its locations, foot traffic, and various demographic data to determine the best opportunities for new ATM and financial services kiosk placements. As of December 31, 2011, our sales and marketing team was composed of approximately 62 employees, of which those who are focused on sales typically receive a combination of incentive-based compensation and a base salary.

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

Equipment. In the United States, Canada, and Mexico, we purchase our ATMs from global manufacturers, including, but not limited to, NCR Corporation (“NCR”), Triton Systems of Delaware, Inc. (“Triton”), Diebold Incorporated (“Diebold”), and Nautilus Hyosung, Inc. (“Hyosung”), and place them in our customers’ locations. The wide range of advanced technology available from these ATM manufacturers provides our customers with advanced features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can all perform basic functions, such as dispensing cash and displaying account information. However, our technology is evolving to provide additional services in response to changing consumer demand. For example, a portion of our ATM locations can be upgraded to accept deposits through the installation of additional hardware and software components. Additionally, 2,200 of our devices, which are manufactured by NCR and located in selected 7-Eleven store locations, provide enhanced financial services transactions, including bill payments, check cashing, remote deposit capture, and money transfers.

The ATMs we operate in the United Kingdom are principally manufactured by NCR and are categorized into three basic types: (1) “convenience,” which are internal to a merchant’s premises; (2) “through the wall,” which are external-facing from a merchant’s premises; and (3) “pods,” a free-standing kiosk style ATM, also located external to a merchant’s premises.

Transaction Processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors and developed internal professional staff to optimize the performance of our network. In 2006, we implemented our own EFT transaction processing operation, which is based in Frisco, Texas. This operation enables us to process and monitor transactions on our devices and to control the flow and content of information appearing on the screens of such devices. As with our existing network operation, we have carefully selected support vendors and developed internal professional staff to help provide sophisticated security analysis and monitoring 24 hours a day to ensure the continued performance of our ATM operation. With the acquisitions of EDC, Access to Money, and Mr. Cash during 2011, we are actively converting the transaction processing of the acquired ATMs to our in-house solution as previous contractual processing relationships expire.

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

In addition, during 2008, we implemented our own armored courier operation in the United Kingdom, Green Team Services Limited (“Green Team”) with a secure cash depot facility located outside of London, England. In 2010, we launched our second cash depot for this operation in Manchester, England. As of December 31, 2011, this operation was servicing approximately 1,790 of our ATMs in the United Kingdom. We believe this operation allows us to provide higher-quality and more cost-effective cash-handling services in that market and has proven to be an efficient alternative to third-party armored providers.

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

Finally, we use proprietary software systems in the United States, the United Kingdom, and Mexico to maintain a database of transactions made on, and performance metrics for, each of our devices. This data is aggregated into individual merchant customer profiles that are readily accessible by our customer service representatives and managers. We believe our proprietary database enables us to provide superior quality and accessible and reliable customer support.

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

Transaction Processing. Although we have our own EFT processing platform that utilizes commercially available software from S1 Corporation, our processing efforts are primarily focused on controlling the flow and content of information on the ATM screen. We refer to this process as terminal driving. As such, we mostly rely on third-party service providers to handle our connections to the EFT networks and to perform certain funds settlement and reconciliation procedures on our behalf. These third-party transaction processors communicate with the cardholder’s financial institution through various EFT networks to obtain transaction authorizations and to provide us with the information we need to ensure that the related funds are properly settled. These transaction processors include Elan Financial Services (“Elan”), Fidelity Information Services, Inc. (“FIS”) and Fiserv Solutions, Inc. (“Fiserv”) in the United States, LINK in the United Kingdom, Promoción y Operación S.A. de C.V. (“PROSA-RED”) in Mexico, and Interac Corporation (“Interac”) in Canada. As a result of our 2011 acquisitions, approximately 21% of our domestic withdrawal transactions are currently processed through other third-party processors, with whom the acquired businesses had existing contractual relationships. As these contract terms expire, we plan to convert transaction processing services to our EFT processing platform.

EFT Network Services. Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus, and Plus in the United States; LINK in the United Kingdom; Interac in Canada; and PROSA-RED in Mexico. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amount paid to us. We attempt to maximize the utility of our ATMs to cardholders by participating in as many EFT networks as practical. Additionally, we own the Allpoint network, the largest surcharge free network in the United States. Owning our own network further maximizes ATM utility by giving certain cardholders a surcharge-free option at our ATMs, as well as allowing us to receive network-related economic benefits such as receiving switch revenue and setting surcharge-free interchange rates on our own ATMs as well as other participating ATMs.

Equipment. As previously noted, we purchase substantially all of our ATMs from a number of global ATM manufacturers, including NCR, Triton, Diebold, and Hyosung. The large quantity of machines that we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to receive prompt attention for any technical problems with purchased equipment. During 2011, the favorable pricing we received from these manufacturers also allowed us to offer our merchants and distributors an affordable solution to replace their ATMs and their customers’ ATMs to be compliant with the new regulatory requirements of Americans with Disabilities Act (“ADA”), which resulted in higher ATM product sales during the year.

Although we currently purchase a majority of our devices from NCR, we believe our relationships with our other suppliers are good and that we would be able to purchase the machines we require for our Company-owned operations from other manufacturers if we were no longer able to purchase them from NCR.

Maintenance. In the United States, we typically contract with third-party service providers for on-site maintenance services. We have multi-year maintenance agreements with NCR, Pendum, Solvport and Diebold in the United States. In the United Kingdom, maintenance services are provided by our in-house technicians. In Mexico and Canada we outsource the ATM maintenance function to various third party service providers.

Cash Management. We obtain cash to fill our Company-owned devices, and in some cases merchant-owned and managed services ATMs, under arrangements with our cash providers, which are Bank of America, N.A. (“Bank of America”), Elan (which is a business of U.S. Bancorp), Wells Fargo, N.A. (“Wells Fargo”) and another vault cash provider in the United States; Alliance & Leicester Commercial Bank (“ALCB”, and owned by The Santander Group) in the United Kingdom; and Bansi and Banorte in Mexico. In Canada, the vault cash has typically been provided by an armored courier, but we are currently negotiating with a large bank in this market for future service. We pay a monthly fee on the average amount outstanding to our primary vault cash providers under a formula, which is generally based on the London Interbank Offered Rate (“LIBOR”) in the United States and in the United Kingdom, the Mexican Interbank Rate in Mexico, and either the Canadian Prime Rate or the Bankers Acceptance Rate in Canada. At all times, beneficial ownership of the cash is retained by the cash providers, and we have no access or right to the cash except for those ATMs that are serviced by our wholly-owned armored courier operation in the United Kingdom. While our armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. We also contract with third parties to provide us with cash management services, which include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, and claims processing with armored couriers, financial institutions, and processors.

As of December 31, 2011, we had approximately $1.7 billion in cash in our domestic ATMs under these arrangements, of which 42.0% was provided by Bank of America under a vault cash agreement that expires in October 2013 and 40.4% was provided by Wells Fargo under a vault cash agreement that expires in July 2013. In the United Kingdom, the balance of cash held in our ATMs was $343.7 million, all of which was supplied by ALCB; in Mexico, our balance totaled approximately $53.7 million; and in Canada it was $0.7 million as of year-end. For additional information on our vault cash agreements, see Item 1A. Risk Factors – We rely on third parties to provide us with the cash we require to operate many of our devices. If these third parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.

Cash Replenishment. We contract with armored courier services to transport and transfer most of the cash to our devices. We use leading armored couriers such as Loomis and Garda in the United States and Sunwin, RMS Integrated Solutions Ltd., and our own armored carrier operation in the United Kingdom. Under these arrangements, the armored couriers pick up the cash in bulk and, using instructions received from our cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by either adding additional cash into a cassette or by swapping out the remaining cash for a new fully loaded cassette, and then balance each machine and provide cash reporting to the applicable cash provider.

We implemented our own armored courier operation in the United Kingdom during 2008 and expanded that operation in 2010 with the opening of a second depot. This operation, which is currently servicing approximately 1,790 of our ATMs in the United Kingdom, reduces our reliance on third parties and allows us greater flexibility in terms of servicing our ATMs. Additionally, as noted above, this operation allows us to provide higher-quality and more cost-effective cash-handling services in that market and has proven to be an efficient alternative to third-party armored providers.

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

The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of Company-owned devices, the contract terms vary, but typically include the following:

  a multi-year term;

  exclusive deployment of devices at locations where we install a device;

  the right to increase surcharge fees, with merchant consent required in some cases;

  in the United States, our right to terminate or remove devices or renegotiate the fees payable to the merchant if surcharge fees or interchange fees are generally reduced or eliminated as a result of regulatory action; and

  provisions that make the merchant’s fee dependent on the number of device transactions.

Our contracts under merchant-owned arrangements typically include similar terms, as well as the following additional terms:

  in the United States, provisions prohibiting in-store check cashing by the merchant and, in the United States and the United Kingdom, the operation of any other cash-back devices;

  provisions imposing an obligation on the merchant to operate the ATMs at any time its stores are open for business; and

Finally, our managed services contracts are tailored to the needs of the merchant and therefore vary in scope and terms. Under these types of arrangements, our customers determine the location, the surcharge fee, and the services offered while we typically receive a fixed management fee on a per machine basis or a fixed rate per transaction.

7-Eleven is the largest merchant customer in our portfolio, representing approximately 31% of our total revenues for the year ended December 31, 2011. The underlying merchant agreement with 7-Eleven, which had an initial term of 10 years from the effective date of the acquisition, expires in July 2017. In addition to 7-Eleven, our next four largest merchant customers (based on revenues) during 2011 were CVS, Walgreens, Martin McColl (in the United Kingdom), and Target, none of which individually generated in excess of 8% of our total revenues in 2011.

Seasonality

In the United States, Canada and Mexico, our overall business is somewhat seasonal in nature with generally fewer transactions occurring in the first quarter of the fiscal year. Transaction volumes at our devices located in regions affected by strong winter weather patterns typically experience declines in volume during the first and fourth quarters as a result of decreases in the amount of consumer traffic through such locations. These declines, however, have been offset somewhat by increases in the number of our devices located in shopping malls and other retail locations that benefit from increased consumer traffic during the summer vacation and holiday buying season. Similarly, we have seen increases in transaction volumes during the second quarter at our devices located near popular spring break destinations. We expect these location-specific and regional fluctuations in transaction volumes to continue in the future.

In the United Kingdom, seasonality in transaction patterns tends to be similar to the seasonal patterns in the general retail market. Generally, the highest transaction volumes occur on weekend days and, thus, monthly transaction volumes will fluctuate based on the number of weekend days in a given month. However, we, like other independent ATM operators, experience a drop in the number of transactions we process during the Christmas season due to consumers’ greater tendency to shop in the vicinity of free-to-use ATMs, which are ATMs that do not charge a surcharge to the cardholder, and the routine closure of some of our ATM sites over the Christmas break. We expect these location-specific and regional fluctuations in transaction volumes to continue in the future.

Competition

Historically, we have competed with financial institutions and other independent ATM companies for additional ATM placements, new merchant accounts, and acquisitions. However, we also have established relationships with leading national and regional financial institutions in the United States through our bank branding program and our leading surcharge-free network, Allpoint. Both of these programs can be cost-efficient alternatives to banks and other financial service providers in lieu owning and operating extensive ATM networks. We believe the scale of our extensive network, our EFT transaction processing services and our focus on customer service provide us with competitive advantages for providing services to leading financial institutions.  However, our devices do compete with the devices owned and operated by financial institutions and other operators for underlying consumer transactions. In certain merchant location types, such as airports, large arenas or stadiums, we often will see competition from large financial institutions as the institutions may contemplate utilizing such locations for marketing and advertising purposes. With respect to independent operators of ATMs, our major domestic competitors include Payment Alliance International, Global Cash Access Holdings, and other independent ATM deployers (commonly referred to as “IADs”) and operators.

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

As previously noted, we are increasing the types of services we provide to financial institutions and merchants, including providing services to manage their ATMs. With respect to our managed services offering, we believe we are well-positioned to offer a comprehensive ATM outsource solution with our breadth of services, in-house expertise, and network of existing locations, that can leverage the economies of the physical services required to operate an ATM portfolio. There are several large financial services companies, equipment manufacturers, and service providers that currently offer some of the services in our offering, with whom we expect to compete directly in this area. In spite of this, we believe that we have unique advantages that will allow us to offer a compelling solution to financial institutions and retailers alike.

In the United Kingdom, we compete with banks such as the Royal Bank of Scotland, Barclays, and Lloyds for the free-to-use ATMs, while we also compete with several large non-bank ATM operators, including Cashzone (formerly Cardpoint and now a wholly-owned subsidiary of Payzone), Notemachine, and Paypoint for the pay-to-use ATMs. In Mexico, we compete primarily with national and regional financial institutions for multi-unit retail placements, including Banamex, Bancomer, and HSBC, and with small ATM operators for specific merchant locations. In Canada, we compete with ATM providers such as DirectCash Payments Inc. and GabEZEE ATM, as well as large banks for ATM placements.

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

Americans with Disabilities Act (“ADA”). The ADA requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice has issued accessibility regulations under the ADA that become effective in March 2012.  We have been preparing for these new regulations for several years by ensuring that the ATMs that we purchase and deploy are compliant with these then proposed regulations. For that reason, we do not believe that these new guidelines will have an adverse effect on our business regarding Company-owned machines. We have also been working with our merchant-owned ATM customer base to help them to achieve compliance with the ADA. However, as a result of the new requirements under the ADA, we could experience some account attrition in our merchant-owned business, as some merchants may elect to discontinue operating an ATM.

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

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions. Many of the detailed regulations required under the Dodd-Frank Act have still yet to be finalized. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as point-of-sale debit interchange. As potentially an indirect consequence, we have been notified by certain networks over which our ATM transactions are routed that the net interchange that the network will pay to us will be reduced in future periods. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer as an attractive form of payment. Decreased profitability on point-of-sale debit transactions could cause banks to provide incentives to their customers to use other payment types, such as cash or credit. However, it is too early to determine what ultimate impact the reduction in point-of-sale debit interchange will have on us. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing laws and to be written laws and the resulting behavior by consumers and financial institutions will ultimately have on our business. Finally, the newly issued regulations require debit cards to be recognized (or authorized) over at least two non-affiliated networks and provide for rules that would allow merchants greater flexibility in routing transactions across networks that are more economical for the merchant.

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

EFT Network Regulations. EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Fund Transfer Act, commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide not only a surcharge notice on the ATM screens, but also on the ATM machines themselves; establishes limits on the consumer’s liability for unauthorized use of his card; requires us to provide receipts to the consumer; and establishes protest procedures for the consumer. During 2011, the number of putative class action lawsuits filed in connection with Regulation E disclosures against financial institutions and ATM operators alike appears to have increased dramatically. We have been named several lawsuits in the last couple of years.  We believe that we are in material compliance with the requirements of Regulation E.  Further, Regulation E provides two defenses: (1) that the fee disclosure notice was on the ATM, but was removed by someone other than the operator (the “safe harbor” defense); or (2) that the fee disclosure notice was unintentionally left off of an ATM despite ATM operator’s policies and procedures that provide for the installation of such fee disclosure notices on all of its ATMs (the “bona fide error” defense).  We believe these defenses will prevent any of these cases from having a material adverse impact on our business.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.”  In the last year, MasterCard announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV cards or equipment (issuer or acquirer) for cross-border transactions.  MasterCard’s liability shift occurs in April 2013.  Visa announced plans for a liability shift to occur in 2015 on point-of-sale (“POS”) transactions; however, their announcement specifically excluded ATM transactions.  It is possible in the future that Visa will include ATMs in their announced liability shift. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing U.S. ATM fleet.

United Kingdom

In the United Kingdom, MasterCard International requires compliance with the EMV standard. We completed our compliance efforts in 2008 and as of December 31, 2011, all of our ATMs in the United Kingdom were EMV compliant.

Additionally, the Treasury Select Committee of the House of Commons heard evidence in 2005 from interested parties with respect to surcharges in the ATM industry. This committee was formed to investigate public concerns regarding the ATM industry, including (1) adequacy of disclosure to ATM customers regarding surcharges, (2) whether ATM providers should be required to provide free services in low-income areas, and (3) whether to limit the level of surcharges. While the committee made numerous recommendations to Parliament regarding the ATM industry, including a recommendation that ATMs should be subject to the Banking Code (a voluntary code of practice adopted by all financial institutions in the United Kingdom), the U. K. government did not accept the committee’s recommendations. Despite its rejection of the committee’s recommendations, the U.K. government sponsored an ATM task force to look at social exclusion in relation to ATM services. As a result of the task force’s findings, approximately 600 additional free-to-use ATMs (to be provided by multiple ATM deployers) were required to be installed in low income areas throughout the United Kingdom. While this was less than a 2% increase in free-to-use ATMs through the United Kingdom, there is no certainty that other similar proposals will not be made and accepted in the future.

Mexico

The ATM industry in Mexico has been historically operated by financial institutions. The Central Bank of Mexico (“Banco de Mexico”) supervises and regulates ATM operations of both financial institutions and non-bank ATM deployers. Although Banco de Mexico’s regulations permit surcharge fees to be charged on ATM transactions, it has not issued specific regulations for the provision of ATM services. In addition, in order for a non-bank ATM deployer to provide ATM services in Mexico, the deployer must be affiliated with PROSA-RED or E-Global, which are credit card and debit card proprietary networks that transmit information and settle ATM transactions between their participants. As only financial institutions are allowed to be participants of PROSA-RED or E-Global, Cardtronics Mexico entered into a joint venture with Bansi, who is a member of PROSA-RED. As a financial institution, Bansi and all entities with which it participates, including Cardtronics Mexico, are regulated by Secretaria de Hacienda y Crédito Público (the “Ministry of Finance and Public Credit”) and supervised by Comisión Nacional Bancaria y de Valores (the “Banking and Securities Commission”). Additionally, Cardtronics Mexico is subject to the provisions of the Ley del Banco de Mexico (“Law of the Bank of Mexico”), the Ley de Instituciones de Crédito (“Mexican Banking Law”), and the Ley para la Transparencia y Ordenamiento de los Servicios Financieros (“Law for the Transparency and Organization of Financial Services”).

In May 2010, as supplemented in October 2010, rules promulgated by the Central Bank of Mexico became effective that require ATM operators to choose between receiving an interchange fee from the consumer’s card-issuing bank or a surcharge fee from the consumer. When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee. The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs. Cardtronics Mexico elected to assess a surcharge fee rather than selecting the interchange fee-only option, and subsequently increased the amount of its surcharge fees to compensate for the loss of interchange fees that it previously earned on such ATM transactions. Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined. As a result of the above developments, we have reduced our ATM deployments in Mexico and are continuing to work on strategies to reverse or offset the negative effects of these events. If we are unsuccessful in such efforts, our overall profitability in that market will decline. If such declines are significant, we may be required to record an impairment charge in future periods to write down the carrying value of certain existing tangible and intangible assets associated with that operation.

In January 2010, the Central Bank of Mexico decided that the ATMs in the country should be compliant with the EMV standard. The date of implementation of the EMV standard varies by the risk grade of the ATMs, with high risk ATMs to be compliant by February 8, 2012; medium risk ATMs by September 1, 2013; and low risk ATMs by September 1, 2014.  In Mexico, liability for fraudulent transactions conducted on ATMs without EMV has effectively shifted to the ATM operator as of February 8, 2012. We are in the process of upgrading all of our ATMs in Mexico to be in compliance with the EMV standard.

Canada

In Canada, Interac announced their commitment to adopt the EMV standard in 2006. Since then, ATMs have migrated to the new technology. Deadlines were established by Interac to ensure industry cooperation in the migration, which the final deadline to comply is December 31, 2012. After this date, all noncompliant ATMs will be disconnected from the Shared Cash Dispensing (“SCD”) network. As of December 31, 2011, we were substantially in compliance with the EMV standard in our Canadian operations.

Risk management

Management has put in place a formalized Enterprise Risk Management (ERM) program that identifies the major risks we face.  The risks are prioritized, assigned to a member of the management team who develops mitigation plans, monitors the risk activity, and is responsible for implementation of the mitigation plan, if necessary.  The risks, plans, and activities are monitored by the management team and the Board of Directors on a regular basis.

Employees

As of December 31, 2011, we had approximately 643 employees, none of which were represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs and financial services kiosks or a decline in the number of devices that we operate, whether as a result of global economic conditions or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on (1) the continued market acceptance of our services in our target markets, (2) maintenance of the level of transaction fees we receive, (3) our ability to install, acquire, operate, and retain more devices, (4) continued usage of our devices by cardholders, and (5) our ability to continue to expand our surcharge-free and other consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented, we will likely experience a decline in the usage of our devices. Surcharge fees, which are determined through negotiations between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our devices are utilized by consumers that frequent the retail establishments in which our devices are located, including convenience stores and gas stations, malls, grocery stores, drug stores, airports, and other large retailers. If there is a significant slowdown in consumer spending, and the number of consumers that frequent the retail establishments in which we operate our devices declines significantly, the number of transactions conducted on those devices, and the corresponding transaction fees we earn, may also decline.

Although we experienced an increase in our monthly ATM operating gross profit per device during 2011, it cannot be assured that our transaction gross profits will not decline in the future. A decline in usage of our devices by cardholders or in the levels of fees received by us in connection with this usage, or a decline in the number of devices that we operate, would have a negative impact on our revenues and gross profits and would limit our future growth.

The proliferation of payment options other than cash, including credit cards, debit cards, and stored-value cards, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The United States has seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, some merchants offer free cash back at the point-of-sale for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. According to the Nilson Report issued in December 2011, cash transaction counts declined from approximately 38% of all payment transactions in 2005 to approximately 33% in 2010, with declines also seen in check usage as credit, debit and stored-value card transactions increased. However, in terms of absolute dollar value, the volume of cash used in payment transactions actually increased from $1.4 trillion in 2005 to $1.5 trillion in 2010. Furthermore, in the past few years, we saw an increase in the number of cash withdrawal transactions conducted on our domestic ATMs, in part due to the proliferation of stored-value cards, thus implying a continued demand for cash and convenient, reliable access to that cash. Regardless, the continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of our ATMs.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Interchange fees, which represented approximately 32% of our total ATM operating revenues for the year ended December 31, 2011, are in some cases set by the various EFT networks through which transactions conducted on our devices are routed, and typically vary from one network to the next. As of December 31, 2011, approximately one third of our total interchange revenues were subject to pricing changes by U.S. networks over which we currently have very limited ability to influence. Approximately one third of our interchange revenues are derived from our U.K. operation, where interchange rates are set by the major interbank network in that market Link, based on an annual cost-based study. The remainder of reported interchange revenue reflects transaction-based revenues whereby we have contractually agreed to the rate with a financial institution. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, or both, our future transaction revenues could decline.

During 2010, certain networks reduced the net interchange fees paid to ATM deployers for transactions routed through their networks. For example, effective April 1, 2010, a global network reduced the interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by this network, resulting in additional transaction volume at a lower rate. In mid-October 2011, another global network announced a reduction in interchange paid to ATM deployers and a significant increase in the acquirer fees paid by ATM deployers on withdrawal transactions processed over their network.  This new fee structure is planned to go into effect in April 2012. Based on preliminary estimates and projections, our evaluation of the anticipated effect of this new fee structure indicates that prior to any mitigating efforts on our part, our revenues in 2012 will be lower by approximately $7.0 million to $8.0 million and gross profits will be lower by approximately $6.0 million.

Additionally, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network, declined effective as of January 1, 2011. LINK sets the interchange rates in the United Kingdom annually by using a cost-based methodology that incorporates the interest rates and cash costs from the previous year. Since interest rates and cash costs were lower in 2010 than in 2009, LINK reduced the interchange rates effective January 1, 2011; therefore, the interchange revenues generated by certain of our ATMs in the United Kingdom declined in 2011. Further, the interchange rate for transactions routed through LINK in 2012 has been further reduced by 3%, effective January 1, 2012.

Finally, some government officials in the United States have expressed concern that consumers using an ATM may not be aware that in addition to paying the surcharge fee that is disclosed to them at the ATM, their financial institution may also assess an additional fee to offset any interchange fee assessed to the financial institution by the EFT networks with regard to that consumer’s transaction. While there are currently no pending legislative actions calling for limits on the amount of interchange fees that can be charged by the EFT networks to financial institutions for ATM transactions, there can be no assurance that such legislative actions will not occur in the future.

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

With its initial roots in the banking industry, the United States ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the United States ATM industry is periodically proposed at the state and local level. In recent years, certain members of the U.S. Congress called for a re-examination of the interchange and surcharge fees that are charged for an ATM transaction. To date, no such legislation has been enacted that materially adversely affects our business. However, an amendment proposing limits on the fees that ATM operators, including financial institutions, can charge consumers was introduced in the United States Senate in 2010, but was ultimately not included in the final version of the Dodd-Frank Act that was signed into law. As a part of the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) was created. The exact areas of oversight of this agency are still being determined, but it’s possible that this new governmental agency could enact new or modify existing regulations that could have a direct or indirect impact on our business. For further discussion on this topic, see the risk factor below entitled The passing of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

The Americans with Disabilities Act (“ADA”) requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice has issued accessibility regulations under the ADA that become effective in March 2012.  While we have taken measures to achieve compliance with the ADA, it is possible that certain of our ATMs may be deemed to be non-compliant and we may be forced to replace and or stop operating such ATMs until such time as compliance has been achieved.

In the United Kingdom, the ATM industry is largely self-regulating. Most ATMs in the United Kingdom are part of the LINK network and must operate under the network rules set forth by LINK, including complying with rules regarding required signage and screen messages. Additionally, legislation is proposed from time-to-time at the national level, though to date, nothing has been enacted that materially affects our business.

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

We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our devices. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our Company-owned devices and some of our merchant owned ATMs. Recent volatility in the global credit markets in the future, such as that recently experienced in 2008 to 2009, may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new branding partners and cash providers, and the underlying economics of any new arrangements may not be consistent with our current arrangements. Furthermore, if our existing bank branding partners or cash providers are acquired by other institutions with assistance from the Federal Deposit Insurance Corporation (“FDIC”), or placed into receivership by the FDIC, it is possible that our agreements may be rejected in part or in their entirety.

Finally, in response to the recent economic crisis, the Dodd-Frank Act, which contains broad measures that will affect almost all financial institutions within the United States, was signed into law on July 21, 2010. Among many other things, the Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve Bank the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions. Many of the detailed regulations required under the Act are still yet to be finalized. It is unclear at this point what impact these new regulations will ultimately have on financial institutions with whom we conduct business. However, if those financial institutions are negatively impacted by such regulations, our future operating results may be similarly impacted.

We rely on third parties to provide us with the cash we require to operate many of our devices. If these third parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.

In the United States, including Puerto Rico, we rely on Bank of America, Wells Fargo, Elan, and another vault cash provider to provide us with the cash that we use in approximately 28,600 of our domestic devices where cash is not provided by the merchant (“vault cash”). In the United Kingdom, we rely on ALCB to provide us with the vault cash that we use in over 3,300 of our ATMs. In Mexico, Bansi and Banorte are our vault cash providers and provide us with the cash that we use in over 2,700 of our ATMs in that market.  In Canada, the vault cash has typically been provided by an armored courier, but we are currently negotiating with a large bank in this market for future service. Under our vault cash rental agreements with these providers, we pay a vault cash rental fee based on the total amount of vault cash that we are using at any given time. As of December 31, 2011, the balance of vault cash held in our United States, United Kingdom, Mexico, and Canada ATMs and financial services kiosks was approximately $1.7 billion, $343.7 million, $53.7 million, and $0.7 million, respectively.

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

Our existing vault cash rental agreements expire at various times from March 2012 through December 2016. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our cash provider agreements. Other key terms of our agreements include the requirement that the cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period. Additionally, our contract with one of our vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 90 days prior written notice. However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.

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

We derive a substantial portion of our revenue from devices placed with a small number of merchants. If one or more of our top merchants were to suffer a material deterioration of their business and cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.

For the year ended December 31, 2011, we derived 50.2% of our total revenues from ATMs and financial services kiosks placed at the locations of our five largest merchant customers. For the year ended December 31, 2011, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Martin McColl (in the United Kingdom), and Target. 7-Eleven, which is the single largest merchant customer in our portfolio, comprised approximately 31% of our total revenues for the year ended December 31, 2011. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven as well as our other top merchants.

The loss of any of our largest merchants or a decision by any one of them to reduce the number of our devices placed in their locations would result in a decline in our revenues. Furthermore, if their financial condition were to deteriorate in the future and, as a result, one or more of these merchants was required to close a significant number of their domestic store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. The contracts we have with our top five merchants have a weighted average remaining life of 4.6 years. Even if such contracts are renewed, the renewal terms may be less favorable to us than the current contracts. If any of our five largest merchants enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and gross profits.

We rely on EFT network providers, transaction processors, armored courier providers, and maintenance providers to provide services to our ATMs. If some of these providers that service a significant number of our ATMs fail or otherwise cease or no longer agree to provide their services, we could suffer a temporary loss of transaction revenues, incur significant costs or suffer the permanent loss of any merchant contract affected by such disruption in service.

We rely on EFT network providers and have agreements with transaction processors, armored courier providers, and maintenance providers and have more than one such provider in each of these key areas. These providers enable us to provide card authorization, data capture, settlement, and cash management and maintenance services to our ATMs. Typically, these agreements are for periods of two or three years each. If we improperly manage the renewal or replacement of any expiring vendor contract, or a key vendor fails or otherwise ceases to provide the services for which we have contracted and disruption of service to our ATMs occurs, our relationship with those merchants with the disrupted ATM service could suffer.

While we do have more than one provider for each of the services that we rely on third parties to perform, certain of these providers currently provide services to or for a significant number of our ATMs. Although we may be able to transition these services to alternative service providers, this could be a time-consuming and costly process. In the event one of such service providers was unable to deliver services to us, we could suffer a significant disruption in our business, which could result in a material adverse impact to our financial results. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third party providers, may result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements.

In February 2010, we incurred a temporary disruption in our armored courier service on a portion of our domestic ATMs when Mount Vernon Money Center (“MVMC”), one of our third-party armored service providers in the Northeast United States, ceased all cash replenishment operations for its customers following the arrest of its founder and principal owner on charges of bank fraud. Shortly thereafter, the U.S. District Court in the Southern District of New York (the “SDNY”) appointed a receiver (the “Receiver”) to, among other things, seize all of the assets in the possession of MVMC. As a result of these actions, we were required to convert over 1,000 ATMs that were being serviced by MVMC to another third-party armored service provider, resulting in a minor amount of downtime being experienced by those ATMs and some one-time service conversion costs. If any of our larger service providers cease or no longer agree to provide their services, we may experience additional disruptions in our services and may incur significant conversion costs to divert those services to another service provider.

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

During 2008, we implemented our own armored courier operation in the United Kingdom which was further expanded to two cash depot facilities during 2010. As of December 31, 2011, we were providing armored services to approximately 1,790 (about half) of our ATMs in that market. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, as well as claims for personal injury, wrongful death, worker's compensation, punitive damages, and general liability. While we will seek to maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A successful claim brought against us for which coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Security breaches could harm our business by compromising cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers and exposing us to liability.

As part of our transaction processing services, we electronically process and transmit sensitive cardholder information. In recent years, companies that process and transmit this information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. While the security risks outlined above are mitigated by the use of encryption and various layers of security techniques, any inability to prevent security breaches could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, expose us to liability including claims for unauthorized purchases, and subject us to network fines. These claims also could result in protracted and costly litigation.

Computer viruses or unauthorized software (malware) could harm our business by disrupting our transaction processing services, causing noncompliance with network rules and damaging our relationships with our merchant customers, causing a decrease in transactions by individual cardholders.

Computer viruses or malware could infiltrate our systems, thus disrupting our delivery of services and making our applications unavailable. Although we utilize several preventative and detective security controls in our network, any inability to prevent computer viruses or malware could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, and cause us to be in non-compliance with applicable network rules and regulations.

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

We are responsible for maintaining accurate bank account information for certain of our merchant customers and accurate settlements of funds into these accounts based on the underlying transaction activity. This process relies on accurate and authorized maintenance of electronic records. Although we have certain controls in place to help ensure the safety and accuracy of our records, errors or unauthorized changes to these records could result in the erroneous or fraudulent movement of funds, thus damaging our relationships with our merchant customers and exposing us to liability.

Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs.

Interest on amounts borrowed under our revolving credit facility is based on a floating interest rate, and our vault cash rental expense is partially based on floating interest rates. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. Vault cash is the cash we use in our machines in cases where cash is not provided by the merchant. We pay rental fees on the average amount of vault cash outstanding in our ATMs under floating rate formulas based on a spread above various LIBOR or prime rates to Bank of America, Wells Fargo, Elan, and another provider in the United States (including Puerto Rico) and ALCB in the United Kingdom. Additionally, in Mexico, we pay a monthly rental fee to one of our vault cash providers under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”). Although we currently hedge a significant portion of our vault cash interest rate risk related to our operations in the United States through December 31, 2016 and in the United Kingdom through December 31, 2013 by using interest rate swap agreements, we may not be able to enter into similar arrangements for similar amounts in the future. Furthermore, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses. See Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Risk.

We maintain a significant amount of cash within our Company-owned devices, which is subject to potential loss due to theft or other events, including natural disasters.

As of December 31, 2011, there was approximately $2.1 billion in vault cash held in our domestic and international devices. Although legal and equitable title to such cash is held by the cash providers, any loss of such cash from our ATMs through theft or other means is generally our responsibility. We typically require that our cash service providers maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct or negligence on the part of such providers. However, we also maintain our own insurance policies to cover a significant portion of any losses that may occur that may ultimately not be covered by the insurance policies maintained by our service providers. In the event we incur losses that are covered by our insurance carriers, we will be required to fund a portion of those losses through the payment of any related deductible amounts under those policies. Furthermore, any increase in the frequency and/or amounts of such thefts and losses could negatively impact our operating results as a result of higher deductible payments and increased insurance premiums. Additionally, any damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with such merchants and impair our ability to deploy additional ATMs in those locations (or new locations) with those merchants in the future. Finally, impacted merchants may request, and have requested on a limited basis, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results.

The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.

The ATM business is and can be expected to remain highly competitive. Our principal competition comes from independent ATM companies and national and regional financial institutions in the United States, the United Kingdom, Mexico, and Canada. Our competitors could prevent us from obtaining or maintaining desirable locations for our devices, cause us to reduce the surcharge revenue generated by transactions at our devices, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, additional competitors may enter the market. We can offer no assurance that we will be able to compete effectively against these current and future competitors. Increased competition could result in transaction fee reductions, reduced gross margins and loss of market share.

The election of our merchant customers to not participate in our surcharge-free network offerings could impact the effectiveness of our offerings, which would negatively impact our financial results.

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

Since May 2001, we have acquired 17 ATM portfolios, a surcharge-free ATM network, and a technology product offering that complements our surcharge-free offering. We have made acquisitions to obtain the assets of deployed ATM networks, as well as the related businesses and their infrastructure. We currently anticipate that our future acquisitions will likely reflect a mix of asset acquisitions and acquisitions of businesses, with each acquisition having its own set of unique characteristics. To the extent that we elect to acquire an existing company or the operations, technology, and personnel of another ATM provider, we may assume some or all of the liabilities associated with the acquired company and face new and added challenges integrating such acquisition into our operations.

During 2011, we completed four business acquisitions.  Any inability on our part to effectively manage the acquisition process could limit our ability to successfully grow the revenue and profitability of our business.

Our international operations involve special risks and may not be successful, which would result in a reduction of our gross and net profits.

As of December 31, 2011, 13.0% of our devices were located in the United Kingdom, Mexico and Canada. Those devices contributed 14.0% of our gross profits (exclusive of depreciation, accretion, and amortization) for the year ended December 31, 2011. We expect to continue to expand in the United Kingdom, Mexico, and Canada, and potentially into other countries as opportunities arise. However, our international operations are subject to certain inherent risks, including:

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

•         unexpected changes in laws, regulations, and policies of foreign governments or other regulatory bodies, including changes that could potentially disallow surcharging or that could result in a reduction in the amount of interchange or other transaction-based fees that we receive;

•         unanticipated political and social instability that may be experienced;

•         rising crime rates in certain of the areas we operate in, including increased incidents of crimes on our ATMs and against store personnel where our ATMs are located;

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

Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion. For example, during the latter half of 2008 and during 2009, we incurred reduced reported revenues as a consequence of the United States dollar strengthening relative to the British pound and Mexican peso. Additionally, recent regulatory changes in Mexico have had an adverse impact on our transaction volumes in that market. Furthermore, the recent political and social instability in Mexico resulting from an increase in drug-related violence could negatively impact the level of transactions incurred on our existing devices in that market, as well as our ability to successfully grow our business there. See further discussion on this topic in the above risk factor entitled The passing of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

Our possible expansion efforts into new international markets involve unique risks and may not be successful.

We may continue to expand our operations internationally. The regulatory environments in many international markets are evolving and unpredictable, thus increasing the risk that a particular deployment model chosen at inception may not be economically viable in the future.

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

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of December 31, 2011, we had goodwill and other intangible assets of $383.2 million, or 53.7% of our total assets. During the year ended December 31, 2011, we added $159.8 million in goodwill and intangible assets associated with the acquisition of four businesses in the year. We periodically evaluate the recoverability and the amortization period of our intangible assets under accounting principles generally accepted in the United States (“U.S. GAAP”). Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors, assumptions, and any changes in them could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material. For example, during the year ended December 31, 2008, we recorded a $50.0 million goodwill impairment charge. Additionally, during the years ended December 2011, 2010 and 2009, we recorded $0.1 million, $0.2 million and $0.4 million, respectively, in net impairment charges associated with intangibles related to our acquired merchant contracts/relationships. Other impairment charges in the future may also adversely affect our results of operations.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2011, we had outstanding indebtedness of approximately $370.9 million, which represents 76.6% of our total capitalization of $484.1 million. Our substantial indebtedness could have important consequences to you. For example, it could:

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

Our credit agreement and the indentures governing our senior subordinated notes include a number of covenants that, among other items, restrict or limit our ability to:

  sell or transfer property or assets;
  pay dividends on or redeem or repurchase stock;
  merge into or consolidate with any third party;
  create, incur, assume or guarantee additional indebtedness;
  create certain liens;
  make investments;
  engage in transactions with affiliates;
  issue or sell preferred stock of restricted subsidiaries; and
  enter into sale and leaseback transactions.

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

Despite the nationwide acceptance of surcharge fees at ATMs in the United States since their introduction in 1996, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. Although Section 1044 of the Dodd-Frank Act passed in July 2010 contains a provision that will limit the application of federal preemption with respect to state laws that do not discriminate against national banks, federal preemption will not be affected by local municipal laws, where such proposed bans or limits often arise. More recently, some federal officials have expressed concern that surcharge fees charged by banks and non-bank ATM operators are unfair to consumers. To that end, an amendment proposing limits on the fees that ATM operators, including financial institutions, can charge consumers was introduced in the United States Senate, but was not ultimately included in the final version of the Dodd-Frank Act that was signed into law. If similar proposed legislation were to be enacted in the future, and the amount we were able to charge for consumers to use our ATMs was reduced, our revenues and related profitability would be negatively impacted. Furthermore, if such limits were set at levels that are below our current or future costs to operate our ATMs, it would have a material adverse impact on our ability to continue to operate under our current business model.

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

In Mexico, surcharging for off-premise ATMs was legalized in late 2003, but was not formally implemented until July 2005. In early October 2009, the Central Bank of Mexico adopted new rules regarding how ATM operators disclose fees to consumers. The objective of these rules was to provide more transparency to the consumer regarding the cost of a specific ATM transaction, rather than to limit the amount of fees charged to the consumer. Such rules, which became effective in May 2010, required ATM operators to elect between receiving interchange fees from card-issuing banks or surcharge fees from consumers. Cardtronics Mexico elected to assess a surcharge fee on the consumer rather than select the interchange fee-only option, and subsequently raised the level of its surcharge fees in order to recoup the interchange fees it is no longer receiving. Since the new fee structure became effective, the number of surcharge withdrawal transactions conducted on Cardtronics Mexico’s ATMs has substantially declined on a same-store basis, and, to date, there has been no indication that suggests transaction levels will recover to levels experienced prior to the new rules being in effect. At the current transaction levels, the additional surcharge fee amounts at a number of Cardtronics Mexico’s ATMs are not sufficient to offset the lost interchange revenues, which has resulted in lower revenues and profitability per ATM in that market.

As a result of the above developments, we have reduced our ATM deployments in Mexico in order to better measure the impact of the above rules on our ATM transaction levels and related profits. In 2011, we reached an agreement with Banorte to provide certain services to a segment of our ATMs in Mexico in exchange for branding rights on these ATMs. Based on early analysis, it appears that our new branding relationship with Banorte has helped improve the profitability of our Mexico business. If we are unsuccessful in our efforts to continue to mitigate the effects of the new rules in Mexico, our overall profitability in that market will decline and we may be required to record an impairment charge in future periods to write-down the carrying value of certain existing tangible and intangible assets associated with that operation.

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

Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus, and Plus in the United States; LINK in the United Kingdom; PROSA-RED in Mexico; and Interac in Canada. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to us. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including ourselves, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could expose us to penalties and/or fines, which could negatively impact our financial results. For example, in the United Kingdom, MasterCard and Visa require compliance with the EMV security standard. This standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.” In January 2010, the Central Bank of Mexico decided that the ATMs in the country should be compliant with the EMV standard as well. The date of implementation of the EMV standard varies by the risk grade of the ATMs, with high risk ATMs to be compliant by February 8, 2012; medium risk ATMs by September 1, 2013; and low risk ATMs by September 1, 2014.  In Mexico, liability for fraudulent transactions conducted on ATMs without EMV has effectively shifted to the ATM operator as of February 8, 2012. We are in the process of upgrading all of our ATMs in Mexico to be in compliance with the EMV standard. In October of 2011, we were notified by a major global network that certain of our United States dollar-dispensing ATMs (“USD ATMs”) in Mexico were not in compliance with that network’s procedures for settling U.S. dollar-denominated transactions through PROSA-RED.  We are working with PROSA-RED to begin offering an acceptable solution to continue operating the USD ATMs with some modifications to our current process. This solution could result in a reduction of the revenues and profits we earn from the USD ATMs in Mexico.

In the last year, MasterCard announced plans that may require ATM transaction acquirers to comply with the EMV standard in the United States in order to process transactions over these networks or potentially face increased liability for fraudulent transaction activity. During 2011, Visa announced plans for a liability shift to occur in 2015 on point-of-sale (“POS”) transactions; however, their announcement specifically excluded ATM transactions.  It is possible in the future that Visa will include ATMs in their announced liability shift. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing U.S. ATM fleet.

The majority of the electronic debit networks over which our transactions are conducted require sponsorship by a bank.

In each of the geographic segments in which we operate, bank sponsorship is required in order to process transactions over certain networks. In the United States, our largest geographic segment by revenues, bank sponsorship is required on the significant majority of our transactions and we currently rely on one primary sponsor bank for access to the applicable networks. In our United Kingdom segment, only international transactions require bank sponsorship. In Mexico, all ATM transactions require bank sponsorship, which is currently provided by our banking partners in the country.  In Canada, bank sponsorship is also required and is obtained through our relationships with third party processors. If our current sponsor banks decide to no longer provide this service, or are no longer financially capable of providing this service as may be determined by certain networks, it may be difficult to find an adequate replacement at a cost similar to what we incur today, or potentially, we could incur a temporary service disruption for certain transactions in the event we lose or do not retain bank sponsorship.

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
  changes in regulatory requirements associated with the ATM and financial services industries;
  changes in the mix of our current services;
  changes in the financial condition and credit risk of our customers; and
  changes in the financial condition and operational execution of our key vendors and service providers.

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

We are dependent upon the ability and experience of a number of key personnel who have substantial experience with our operations, the rapidly changing automated consumer financial services industry, and the geographical segments in which we operate.  It is possible that the loss of the services of one or a combination of several of our senior executives would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage, and retain other qualified management, as well as technical and operational personnel as we grow. We may not be able to continue to attract and retain such personnel in the future, which could adversely impact our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, and our telephone number is (832) 308-4000. We lease approximately 52,500 square feet of space under our Houston headquarters office lease. In addition, we lease approximately 41,300 square feet of office and warehouse space in north Houston. Furthermore, we lease approximately 25,500 square feet in Frisco, Texas, where we manage our EFT transaction processing operations.  We also lease various spaces in the state of New Jersey, which is where our Access to Money operations are located. We are in the process of consolidating these spaces into a single New Jersey office located in Whippany, New Jersey. Finally, we lease office space in Bethesda, Maryland, where we manage our Allpoint surcharge-free network operations.

In addition to our domestic office space, we lease office and storage spaces in the countries that we operate in.  In the United Kingdom, we lease office space in Hatfield, Hertfordshire, England; two Green Team armored operations’ cash depot facilities located outside of London, England and Manchester, England; and warehouse space in Crawley, West Sussex, England.  In Mexico, we lease office and warehouse space in Mexico City, Mexico. In Canada, we lease office space in Lethbridge, Canada.

Our facilities are leased pursuant to operating leases for various terms. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material pending legal and regulatory proceedings and settlements, see Part II, Item 8. Financial Statements and Supplementary Data, Note 15, Commitments and Contingencies - Legal Matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Market under the symbol “CATM.”  As of February 24, 2012, there were 106 shareholders of record of our common stock.

Quarterly Stock Prices. The following table reflects the quarterly high and low sales prices for our common stock as reported on the NASDAQ Stock Market:

	High	Low
2011
Fourth Quarter	$28.74	$19.74
Third Quarter	25.92	19.46
Second Quarter	23.61	18.57
First Quarter	20.50	16.40

2010
Fourth Quarter	$18.79	$14.91
Third Quarter	15.47	11.55
Second Quarter	14.58	10.40
First Quarter	13.44	9.51

Dividend Information. We have historically not paid, nor do we anticipate paying, dividends with respect to our common stock. For information on restrictions regarding our ability to pay dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities — Revolving Credit Facility and – Senior Subordinated 2018 Notes and Item 8.  Financial Statements and Supplementary Data, Note 10, Long-Term Debt.

Stock Performance Graph. The following graph compares the cumulative three-year total return to holders of Cardtronics Inc.'s common stock, the NASDAQ Composite index (the “Index”), and a customized peer group of six companies that includes Coinstar, Inc., Euronet Worldwide, Inc., Global Cash Access Holdings, Inc., Heartland Payment Systems Inc., TNS, Inc. and Wright Express Corp. (collectively, the “Peer Group”). We selected the Peer Group companies because they are publicly traded companies that: (i) are competitors for products and services; (ii) may experience similar market cycles to ours; (iii) may be tracked similarly by analysts; (iv) are in a generally comparable bracket of market capitalization and/or revenue to ours; and (v) compete for the specialized talent of our executives. The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock at $9.50 per share (the closing market price at the end of our first trading day), in the Peer Group, and the Index on December 11, 2007 (our first trading day); (ii) investment in the Peer Group was weighted based on the returns of each individual company within the Peer Group according to their market capitalization at the beginning of the period; and (iii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance. The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/11/07	12/07	6/08	12/08	6/09	12/09	6/10	12/10	6/11	12/11

Cardtronics Inc.	100.00	106.42	93.37	13.58	40.11	116.42	136.42	186.32	246.84	284.84
NASDAQ Composite	100.00	99.60	85.97	59.30	69.06	85.99	80.33	101.26	106.23	100.09
Peer Group	100.00	99.16	84.38	47.75	73.56	85.43	81.22	101.16	103.93	107.95

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program (1)

October 1 – 31, 2011	—		—		—	$—
November 1 – 30, 2011	10,507	(2)	26.40	(3)	—	$—
December 1 – 31, 2011	496	(2)	27.05	(3)	—	$—

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

(3)	The price paid per share was based on the average high and low trading prices of our common stock on the dates that we repurchased shares from the participants under our 2007 Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our consolidated financial statements. As a result of our acquisitions of the 7-Eleven Financial Services Business in July 2007 and the acquisition of EDC, LocatorSearch, Mr. Cash, and Access to Money during the second half of 2011, our financial results for the years presented below are not comparable in all periods. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share information and number of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$624,576	$532,078	$493,353	$493,014	$378,298
Income (loss) from operations (1)	77,275	66,263	43,000	(38,118)	7,158
Net income (loss) (1) (2)	70,146	41,133	5,771	(72,397)	(27,857)
Net income (loss) attributable to controlling interests and available to common stockholders (1) (2) (3)	70,233	40,959	5,277	(71,375)	(63,753)
Per Share Data:
Basic net income (loss) per common share	$1.60	$0.98	$0.13	$(1.84)	$(4.13)
Diluted net income (loss) per common share	$1.58	$0.96	$0.13	$(1.84)	$(4.13)
Basic weighted average shares outstanding	42,201,491	40,347,194	39,244,057	38,800,782	15,423,744
Diluted weighted average shares outstanding	42,886,780	41,059,381	39,896,366	38,800,782	15,423,744

Consolidated Balance Sheets Data:
Total cash and cash equivalents	$5,576	$3,189	$10,449	$3,424	$13,439
Total assets	712,801	455,315	460,404	480,828	590,737
Total long-term debt and capital lease obligations, including current portion	370,949	254,833	307,287	347,181	310,744
Total stockholders’ equity (deficit)	113,145	44,254	(1,290)	(19,750)	106,720

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$113,325	$105,168	$74,874	$16,218	$55,108
Cash flows from investing activities	(234,454)	(50,652)	(26,031)	(60,476)	(202,529)
Cash flows from financing activities	123,532	(62,150)	(42,232)	34,507	158,155

Operating Data (Unaudited):
Total number of ATMs (at period end):
ATM operations	48,105	33,116	32,413	32,050	31,515
Managed services	4,781	3,854	2,631	1,705	1,473
Total number of ATMs (at period end)	52,886	36,970	35,044	33,755	32,988

Total transactions (excluding managed services)	516,564	413,780	380,744	351,931	244,862
Total cash withdrawal transactions (excluding managed services)	318,615	253,890	241,928	225,846	163,840

____________

(1)	For the year ended December 31, 2008, amounts include a $50.0 million goodwill impairment charge associated with our United Kingdom operations.
(2)

For the years ended December 31, 2011 and 2010, amounts include $37.0 and $27.2 million, respectively, in income tax benefits. The income tax benefit in 2011 related to a tax reporting change that was implemented in our United Kingdom operations and the benefit in 2010 related to the reversal of previously-established valuation allowances on our domestic deferred tax assets. Additionally, 2010 includes a pre-tax charge of approximately $14.5 million related to certain charges associated with the refinancing of our outstanding debt obligations.

(3)

For the year ended December 31, 2007, net loss attributable to controlling interests and available to common stockholders reflects a $36.0 million one-time, non-cash charge associated with the conversion of our Series B redeemable convertible preferred stock into shares of common stock in conjunction with our initial public offering in December 2007 and the accretion of issuance costs associated with the Series B redeemable convertible preferred stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those we discuss under Part I, Item 1A. Risk Factors. Additionally, you should read the following discussion together with the financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.

Our discussion and analysis includes the following:

  Strategic Outlook

  Developing Trends in the ATM and Financial Services Industry

  Recent Events

  Overview of Business

  Results of Operations

  Non-GAAP Financial Measures

  Liquidity and Capital Resources

  Critical Accounting Policies and Estimates

  New Accounting Pronouncements Issued but Not Yet Adopted

  Commitments and Contingencies

Strategic Outlook

Over the past several years, we have expanded our operations through acquisitions, built an electronic funds transfer ("EFT") transaction processing platform, launched our armored courier operation in the United Kingdom, continually deployed ATMs in high-traffic locations under our contracts with well-known retailers, expanded our relationships with leading financial institutions, grown our surcharge-free ATM network, Allpoint, and developed new product offerings such as managed ATM services.

During 2011, we completed four separate acquisitions: (1) in July, we acquired all of the outstanding securities of EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc. (collectively referred to as “EDC”) from EDC Holding Company, LLC, which provided us with over 3,600 ATMs that are primarily located in well-known convenience store locations throughout the United States; (2) in August, we completed the acquisition of LocatorSearch, LLC (“LocatorSearch”), a leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek; (3) in October, we acquired Mr. Cash ATM Network, Inc. (“Mr. Cash”), a privately-held company with approximately 600 ATMs across Canada, which allowed us to expand our international presence into Canada; and (4) in November, we completed the acquisition of Access to Money, Inc. (“Access to Money”), a leading operator of ATMs, with approximately 10,000 ATMs across the United States, including both multi-unit regional retail chains and individual merchant ATM locations.

We expect to continue to launch new initiatives in the future to further leverage the significant investment that we have made in the development of our extensive ATM and financial services kiosk network, and to continue to integrate the operations of the entities acquired during 2011.  In particular, we see opportunities to further expand our operations in 2012 and beyond through the following:

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

•         Working with Non-Traditional Financial Institutions and Card Issuers to Further Leverage our Extensive ATM and Financial Services Kiosk Network. We believe that there are opportunities to develop relationships with non-traditional financial institutions and card issuers that are seeking an extensive and convenient ATM network to complement their new card offerings. Additionally, we believe that many of the prepaid debit card issuers that exist today in the United States can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored value prepaid debit cards to enable the customers of such issuers with convenient and surcharge-free access to cash.

•         Increasing Transaction Levels at our Existing Locations. We believe that there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding, we are working on developing new initiatives to potentially drive incremental transactions over our existing ATM locations. A recent example of this effort is our recent LocatorSearch acquisition, which helps locate convenient access to our ATMs.

•         Pursue Additional Managed Services Opportunities. Over the last couple of years, we significantly expanded the number of ATMs that are operated under our managed services arrangement type.  We plan to pursue additional opportunities with leading merchants and financial institutions in the United States, as well as international opportunities as they arise, working with our customers to provide them with a customized solution that fits their needs.

•         International Expansion. We currently operate in the United States (including the territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom, Mexico, and Canada. We believe that there may be further opportunities to expand our business outside the United States.

Longer term, we believe there are opportunities to not only expand our ATM and financial services kiosk network, but to also expand the types of services that we offer through that network. We believe that recent industry regulatory changes coupled with the proliferation of stored-value prepaid debit cards provide us with a unique opportunity to leverage our extensive retail ATM and financial services kiosk network to provide a broader array of automated financial services to financial institutions and card issuers. For example, with recently enacted and pending regulatory changes with respect to credit cards, debit cards, and traditional demand deposit accounts, there is a considerable amount of uncertainty surrounding many of the revenue streams traditionally earned by financial institutions. As a result, we believe that our network of ATMs located in prime retail locations represents an attractive and affordable option for financial institutions looking to continue to expand their ATM network in a cost-effective manner. Additionally, we believe that the deployment of devices that perform other financial services, including check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide the convenience of branch banking in an off-premise retail setting.

Developing Trends in the ATM and Financial Services Industry

Increase in Surcharge-Free Offerings. Many United States banks providing banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially less cost than building their own ATM networks. These factors have led to an increase in bank branding and participation in surcharge-free networks, and we believe that there will be continued growth in such arrangements.

Increase in Usage of Stored-Value Prepaid Debit Cards. In the United States, we have seen a proliferation in the issuance and acceptance of stored-value prepaid debit cards as a means for consumers to access their cash and make routine retail purchases. Based on published studies, the value loaded on stored-value prepaid cards such as open loop network-branded money and financial services cards, payroll cards, social security cards, and unemployment benefit cards, is expected to double in the next three years. These figures do not include card types less likely or unable to be used at ATMs such as gift cards, consumer incentive cards, and transit cards.

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

Growth in International Markets. In most regions of the world, ATMs are less common than in the United States. We believe the ATM industry will grow faster in certain international markets than in the United States, as the number of ATMs per capita in those markets increases and begins to approach the levels in the United States. In addition, there has been a trend towards growth of off-premise ATMs in several international markets, including the United Kingdom, Mexico and Canada.

  United Kingdom. The United Kingdom is the largest ATM market in Europe. Until the late 1990s, most United Kingdom ATMs were installed at bank and building society branches. Non-bank operators began to deploy ATMs in the United Kingdom in December 1998 when LINK (which connects the ATM networks of all United Kingdom ATM operators) allowed them entry into its network via arrangements between non-bank operators and the United Kingdom financial institutions. We believe that non-bank ATM operators have benefited in recent years from customer demand for more conveniently located cash machines, the emergence of internet banking with no established point of presence, and the closure of bank branches due to consolidation. According to LINK, approximately 65,000 ATMs were deployed in the United Kingdom as of December 2011 (latest statistics date), of which approximately 30,000 were operated by non-banks. The current number of ATMs has grown from approximately 36,700 ATMs in the United Kingdom in 2001, with less than 7,000 operated by non-banks. Similar to the United States, electronic payment alternatives have gained popularity in the United Kingdom in recent years. However, cash is still the primary payment method preferred by consumers, representing approximately 56% of total transaction spending according to the UK Payments Administration Ltd’s UK Cash & Cash Machines 2011 publication. We expect to continue to grow in this market through new locations with existing merchant customers along with new merchants with whom we may acquire relationships.

  Mexico. Historically, surcharge fees were not allowed pursuant to Mexican law. In July 2005, the Mexican government approved a measure that allowed ATM operators to charge a fee to individuals withdrawing cash from their ATMs. However, effective May, 2010, the Central Bank of Mexico adopted new rules that required ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers. Cardtronics Mexico elected to assess a surcharge fee to the consumer rather than receive an interchange payment from the consumer’s financial institution (i.e., the card issuer). According to the Central Bank of Mexico, as of September 2011, Mexico had approximately 35,900 ATMs operating throughout the country, substantially all of which were owned by national and regional banks.

  Canada. We entered the Canadian market in October of 2011 through our acquisition of Mr. Cash. We expect to continue to acquire new ATM locations in this market and plan to leverage our United States operations to support our anticipated growth in this market. We believe that we can leverage our existing relationships with merchant retailer with whom we have significant existing relationships in place in the United States to service their Canadian operations. In addition, we plan to seek to partner with financial institutions in this market to implement bank branding and other financial services, similar to our bank branding and surcharge-free strategy in the United States.

Increases in Surcharge Rates. As financial institutions in the United States increase the surcharge rate charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets and with certain merchant customers as well. We also believe the higher surcharge rates make our surcharge-free offerings more attractive to consumers and other financial institutions. In 2009 and 2010, we saw significant increases in surcharge rates in the industry. During 2011, we saw a slowing of surcharge rate increases and expect to see more modest increases in surcharge rates in the near future.

Decrease in Interchange Rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks over which the underlying transactions are routed.  Over the last couple of years, several networks have not only reduced the per transaction interchange paid to ATM deployers for transactions routed through their networks, but also increased the fees they charge ATM deployers to have access to their networks. These access fees are referred to as “acquirer fees”. As a result of these actions, we have experienced a decrease in the net interchange rate we receive on transactions performed at our ATMs.  In mid-October 2011, another major global network announced a reduction in interchange paid to ATM deployers and an increase in the acquirer fees paid by ATM deployers. The new fee structure takes effect in April 2012. We expect that this rate decrease will result in approximately $7 to 8 million in lower revenues than we otherwise would have earned. If additional financial institutions move to take advantage of the lower interchange rate, or if additional networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits would be further negatively impacted.  We have taken certain measures to mitigate our exposure to interchange rate reductions by networks, including: 1) where possible, routing transactions through a preferred network such as Allpoint, where we have influence over the per transaction rate; 2) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers; 3) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners; and 4) other measures.

Additionally, interchange rates in the United Kingdom, which are set by LINK, the United Kingdom’s primary ATM debit network, declined effective as of January 1, 2011 and also further declined effective January 1, 2012. LINK sets the interchange rates in the United Kingdom annually by using a cost-based methodology that incorporates interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2010 are considered for determining the 2012 interchange rate). As a result, the interchange revenues per transaction generated by certain of our ATMs in that market declined in 2011 and are expected to decline slightly more in 2012.

Recent Events

Withdrawal Transaction and Revenue Trends – United States. For year ended December 31, 2011, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 3.8% over the prior year. We define same-store ATMs as all ATMs that were continuously transacting for the trailing 24-month period to ensure the exclusion of any new growth or mid-month installations.

The increase in transactions was primarily attributable to two factors: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings; and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments. With respect to the latter, the increase in the number of stored-value cards in circulation has served to increase our potential customer base, as these stored-value cards are capable of being used at ATMs, and many of the individuals to whom the cards have been issued are traditionally unbanked or under-banked and have not historically been able to utilize ATMs. We expect to continue to see an increase in the number of stored-value cards in the future, which we believe will result in an increase in the number of cash withdrawal transactions being conducted on our domestic ATMs.

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

Financial Regulatory Reform in the United States.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions. Many of the detailed regulations required under the Dodd-Frank Act have still yet to be finalized. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as point-of-sale debit interchange. As potentially an indirect consequence, we have been notified by certain networks over which our ATM transactions are routed that the net interchange that the network will pay to us will be reduced in future periods. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer as an attractive form of payment. Decreased profitability on point-of-sale debit transactions could cause banks to provide incentives to their customers to use other payment types, such as cash or credit. However, it is too early to determine what ultimate impact the reduction in point-of-sale debit interchange will have on us. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing laws and to be written laws and the resulting behavior by consumers and financial institutions will ultimately have on our business. Finally, the newly issued regulations require debit cards to be recognized (or authorized) over at least two non-affiliated networks and provide for rules that would allow merchants greater flexibility in routing transactions across networks that are more economical for the merchant.

Withdrawal Transaction and Revenue Trends – United Kingdom. For the year ended December 31, 2011, withdrawal transactions per ATM in the United Kingdom increased by 33% over the prior year. We continued to see a shift in the mix of ATMs in the United Kingdom from fewer pay-to-use ATMs and more surcharge-free, or “free-to-use” ATMs. As a result, we have installed more free-to-use machines in this market in recent periods. Specifically, the average number of free-to-use machines we had in the United Kingdom during 2011 increased by approximately 63% compared to 2010, whereas the number of pay-to-use machines decreased by approximately 13%. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues. However, excluding the impact of the LINK interchange rate decrease discussed above, the interchange revenues generated by some of our ATMs in that market would have been higher by approximately $7.4 million in 2011.

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

Our majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee-only rather than selecting the interchange fee-only option, and subsequently increased the amount of our surcharge fees to compensate for the loss of interchange fees that we previously earned on such ATM transactions. Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined. As a result of the above developments, we are working on strategies to mitigate the negative effects of these events, such as the bank branding agreement that was executed during the first quarter of 2011 with Grupo Financiero Banorte S.A. de C.V. (“Banorte”), to brand up to 2,000 machines in that market. As a result of this agreement, we have experienced improved profitability on the machines covered by the agreement. If we are unsuccessful in our efforts to continue to mitigate the negative effects of the new regulations, our overall profitability in that market will decline. If such declines are significant, we may be required to record an impairment charge in future periods to write down the carrying value of certain existing tangible and intangible assets associated with that operation.

 In October of 2011, we were notified by a major global network that certain of our United States dollar-dispensing ATMs (“USD ATMs”) in Mexico were not in compliance with that network’s procedures for settling U.S. dollar-denominated transactions through Promoción y Operación S.A. de C.V. (“PROSA-RED”).  We are working with PROSA-RED to begin offering an acceptable solution to continue operating the USD ATMs, with some modifications to our current process. This solution could result in a reduction of the revenues and profits we earn from the USD ATMs in Mexico.

Factors Impacting Comparability

Foreign Currency Exchange Rates. Our reported financial results are subject to fluctuations in exchange rates. Due to minor fluctuations in the average rates between 2009 and 2011, our overall results were not significantly positively or negatively impacted.

Acquisitions. Our results for the year ended December 31, 2011 includes the effect of the acquisitions that were completed during the year, which includes EDC in July 2011, LocatorSearch in August 2011, Mr. Cash in October 2011, and Access to Money in November 2011. The results of operations for the acquired entities have been included in our consolidated results for the year ended December 31, 2011 since the respective dates of acquisition.

Overview of Business

As of December 31, 2011, we operated a network of approximately 52,900 ATMs and financial services kiosks throughout the United States (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom, Mexico, and Canada. Our extensive network is strengthened by multi-year contractual relationships with a wide variety of nationally and internationally-known merchants pursuant to which we operate ATMs and financial services kiosks in their locations. We offer ATM services, in which we deploy our devices under two distinct arrangements with our merchant partners: Company-owned and merchant-owned arrangements, as well as offer various forms of managed services solutions.

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

Typically, we deploy our devices under Company-owned arrangements for our national and regional merchant customers. Our customers include 7-Eleven, Chevron, Costco, CVS, ExxonMobil, Hess, Rite Aid, Safeway, Speedway, Target, Walgreens, and Winn-Dixie in the United States; Asda, Euro Garages Ltd., Forces Financial, IKEA, Martin McColl Ltd., Murco Petroleum Ltd., Tates Ltd., and Welcome Break in the United Kingdom; and OXXO in Mexico. Because Company-owned locations are controlled by us (i.e., we control the on-line availability of the machines) and are usually located in major national chains, they are more likely candidates for additional sources of revenue such as bank branding. In addition, they generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of December 31, 2011, we operated approximately 30,600 devices under Company-owned arrangements.

Merchant-owned Arrangements. Under a merchant-owned arrangement, a merchant owns the device and is generally responsible for its first-line maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services, second-line maintenance, 24-hour per day monitoring and customer service, and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with smaller, independent merchant customers, but we now also have large retail merchant customers as a result of our acquisitions in 2011. In situations where a merchant purchases a device from us, the merchant normally retains responsibility for providing cash for the device. Because the merchant bears more of the operating costs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a Company-owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and/or second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of December 31, 2011, we operated approximately 17,500 devices under merchant-owned arrangements.

In the future, we expect the percentage of our Company-owned and merchant-owned arrangements to continue to fluctuate in response to the mix of devices we add through internal growth and acquisitions.

Managed Services. Over the last few years, we expanded the type of products we offer by providing various forms of managed services solutions. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining, as well as at times owning, their ATM fleets. Under these types of arrangements, we typically receive a fixed management fee or fixed fee per transaction in return for providing certain services, including monitoring, maintenance, cash management, customer service, and transaction processing. We do not receive surcharge and interchange fees in these arrangements, but rather those amounts are earned by our customer. Our domestic customers include Carnival Corporation, The Kroger Co., and Travelex Currency Services Inc. We also offer these services in the United Kingdom, and plan to grow internationally, as well as domestically, in the future. As of December 31, 2011, we provided managed services solutions to approximately 4,800 ATMs.

Electronic Funds Transfer (“EFT”) Transaction Processing. As of December 31, 2011, substantially all of our fleet operated on our EFT transaction processing platform except for certain acquired ATMs during 2011. Our EFT transaction processing capabilities provide us with the ability to control the processing of transactions conducted on our network and allow us to control the content of the information appearing on the screens of our devices, which increases the types of products and services that we are able to offer to financial institutions. For example, with the ability to control screen flow, we are able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, the transition of our devices to our own EFT transaction processing platform has provided us with operational cost savings in terms of lower overall processing costs.

As our EFT transaction processing efforts are focused on controlling the flow and content of information on the device screens, we typically rely on third-party service providers to handle the generic back-end connections to the EFT networks and limited funds settlement and reconciliation processes for our Company-owned accounts.

Armored Courier Services in the United Kingdom. We operate our own armored courier operation in the United Kingdom, Green Team Services Limited (“Green Team”), with two secure cash depot facilities located outside of London, England and Manchester, England. As of December 31, 2011, this operation was servicing roughly 1,790 of our ATMs in the United Kingdom. We believe this operation allows us to provide higher-quality and more cost-effective cash-handling services in that market and has proven to be an efficient alternative to third-party armored providers.

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

ATM Operating Revenues. We present revenues from ATM and automated consumer financial services, branding arrangements, surcharge-free network offerings and managed services as “ATM operating revenues” in our Consolidated Statements of Operations. These revenues include the fees we earn per transaction on our ATMs, fees we generate from bank branding arrangements and our surcharge-free network offerings, fees we earn on managed services arrangements, and fees earned from providing certain maintenance services. Our revenues from ATM services have increased rapidly in recent years due to the acquisitions we have completed, by unit growth expansion with our customer base, acquisition of new merchant relationships and the growth of our Allpoint network.

ATM operating revenues primarily consist of the four following components: (1) surcharge revenue, (2) interchange revenue, (3) branding and surcharge-free network revenue, and (4) managed services revenue.

  Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the type of arrangement under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. In the future, we expect that surcharge fees per surcharge-bearing transaction will vary depending upon the competitive landscape for surcharge fees at newly-deployed ATMs, the roll-out of additional branding arrangements, and future negotiations with existing merchant partners. For those ATMs that we own or operate that participate in surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who are participants of such networks; rather we receive interchange and branding or surcharge-free network revenues, which are further discussed below. For certain ATMs owned and primarily operated by the merchant, we do not receive any portion of the surcharge but rather the entire fee is earned by the merchant. In the United Kingdom, ATM operators must either operate ATMs on free-to-use (surcharge-free) or on a pay-to-use (surcharging) basis. On free-to-use ATMs in the United Kingdom, we only earn interchange revenue on withdrawal transactions that is paid to us by the customer’s financial institution through the ATM network in the United Kingdom. On pay-to-use ATMs, we only earn surcharge fee and no interchange is paid to us by the cardholder’s financial institution. These surcharge fees are typically somewhat higher in the United Kingdom compared to surcharge fees in the United States. In Mexico, domestic surcharge fees are generally similar to those charged in the United States, except for machines that dispense U.S. dollars, where we charge an additional foreign currency convenience fee. Finally, in Canada, surcharge fees are comparable to those charged in the United States as well.

  Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM owned by another operator and for the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, with the remaining portion being retained by the EFT network. In the United States, interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. On approximately half of our United States transactions, the interchange fees that we earn are set by the EFT networks and vary according to EFT network arrangements with financial institutions, as well as the type of transaction. Such fees are typically lower for balance inquiries and fund transfers and higher for withdrawal transactions. On the other half of our U.S. transactions, we have negotiated with the financial institution for the per transaction interchange fees that we earn. In the United Kingdom, interchange fees are earned on all ATM transactions other than pay-to-use cash withdrawals. LINK, the United Kingdom’s primary ATM debit network, sets the interchange rates in the United Kingdom annually by using a cost-based methodology that incorporates the interest rates and cash costs from the previous year. Currently, we do not receive interchange revenue from domestic transactions in Mexico due to rules promulgated by the Central Bank of Mexico, which became effective in May 2010.  These rules require ATM operators to choose between receiving an interchange fee from the consumer’s card-issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  In Canada, interchange fees are determined Interac, and have remained at a fairly steady rate over the past few years.

  Branding and surcharge-free network revenue. Under a bank branding agreement, ATMs that are owned and operated by us are branded with the logo of the branding financial institution. Customers of the branding institution can use those machines without paying a surcharge, and, in exchange for that value, the customer’s financial institution typically pays us a monthly per-machine fee for such branding. Historically, this type of branding arrangement has resulted in an increase in transaction levels at the branded ATMs, as existing customers continue to use the ATMs and new customers of the branding financial institution are attracted by the surcharge-free service. Additionally, although we forego the surcharge fee on transactions by the branding institution’s customers, we continue to earn interchange fees on those transactions along with the monthly branding fee, and typically enjoy an increase in surcharge-bearing transactions from users who are not customers of the branding institution as a result of having a bank brand on the devices. Based on these factors, we believe a branding arrangement can substantially increase the profitability of an ATM versus operating the same machine without a bank brand. Fees paid for branding vary widely within our industry, as well as within our own operations, depending on the ATM location, financial institutions operating in the area, and other factors. Regardless, we typically set branding fees at levels that more than offset our anticipated lost surcharge revenue.

Under the Allpoint network, financial institutions who are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to most of our ATMs. These fees are meant to compensate us for the loss of surcharge revenues. Although we forego surcharge revenues on those transactions, we do continue to earn interchange revenues. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint either a per transaction fee or a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to Allpoint’s participating network.

In addition to Allpoint, the ATMs that we operate in 7-Eleven stores, as well as select other merchant locations, participate in the CO-OP network, the nation’s largest surcharge-free network devoted exclusively to credit unions.

  Managed services revenue. Under a managed service arrangement, we offer ATM-related services depending on the needs of our customers, including monitoring, maintenance, cash management, customer service, and transaction processing. Our customers, which include retailers and financial institutions, may also at times request that we own the ATM fleets. Under a managed services arrangement, all of the transaction-based surcharge and interchange fees are earned by our customer, whereas we typically receive a fixed management fee or fixed rate per transaction for the services we provide.  This arrangement allows our customers to have greater flexibility to control the profitability per ATM by managing the surcharge fee levels.  Currently, we offer managed services in the United States, and recently began offering these services in the United Kingdom, and plan to grow internationally, as well as domestically, in the future.

In addition to the above, we also earn ATM operating revenues from the provision of more sophisticated financial services transactions at approximately 2,200 financial services kiosks that, in addition to standard ATM services, offer bill payment, check cashing, remote deposit capture, and money transfer services.

The following table presents the components of our total ATM operating revenues for the years indicated:

	2011	2010	2009
Surcharge revenue	48.7%	51.2%	52.9%
Interchange revenue	31.7	30.3	30.7
Bank branding and surcharge-free network revenues	15.6	15.6	14.0
Other ATM operating revenues, including managed services	4.0	2.9	2.4
Total ATM operating revenues	100.0%	100.0%	100.0%

Growth in our interchange revenues as a percentage of our total revenues from 2010 to 2011 is principally being driven by a higher percentage of our United Kingdom operation operating under a free-to-use (interchange only) model, partially offset by lower interchange rates earned on withdrawal transactions in the United Kingdom and the United States. Growth in our other ATM operating revenues is principally driven by an increase in the number of locations operating under a managed service arrangement.

ATM Product Sales and Other Revenues. We present revenues from the sale of ATMs and other non-transaction-based revenues as “ATM product sales and other revenues” in our Consolidated Statements of Operations. These revenues consist primarily of sales of ATMs and related equipment to merchants operating under merchant-owned arrangements, as well as sales under our value-added reseller (“VAR”) program with NCR. Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. We expect to continue to derive a portion of our revenues from sales of ATMs in the future, and in the near term expect to continue to benefit from new requirements under the Americans with Disabilities Act (“ADA”), which calls for ATMs to be accessible to persons with disabilities. As a result of this regulation, ATM owners are required to operate ADA-compliant equipment by March 2012.

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

  Merchant Commissions. We pay our merchants a fee for allowing us an exclusive right to place our ATM at their location and that fee amount depends on a variety of factors, including the type of arrangement under which the device is placed, the type of location and the number of transactions on that device. For the year ended December 31, 2011, merchant commissions represented 31.2% of our ATM operating revenues.

  Vault Cash Rental Expense. We pay a fee to our vault cash providers for renting the cash that is maintained in our devices. As the fees we pay under our contracts with our vault cash providers are based on market rates of interest, changes in interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate swaps on varying amounts of our current and anticipated outstanding cash balances in our domestic operations through 2016 and in our United Kingdom operations through 2013. For the year ended December 31, 2011, vault cash rental expense, inclusive of our interest rate swap expense, represented 6.8% of our ATM operating revenues.

  Other Costs of Cash. Other costs of cash includes all costs associated with the provision of cash for our devices except for rental expense, including armored courier services, insurance, cash reconciliation, associated wire fees, and other costs. For the year ended December 31, 2011, other costs of cash represented 9.2% of our ATM operating revenues.

  Repairs and Maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the device. We typically use third parties with national operations to provide these services. Our primary maintenance vendors are Diebold, NCR, and Pendum. For the year ended December 31, 2011, repairs and maintenance expense represented 6.9% of our ATM operating revenues.

  Communications. Under our Company-owned arrangements, we are responsible for expenses associated with providing telecommunications capabilities to the devices, allowing them to connect with the applicable EFT network.

  Transaction Processing. We maintain our own EFT transaction processing platform, through which the majority of our ATMs are driven and monitored from these terminal-driving platforms.  We continue to pay fees to third-party processors to gateway transactions to the EFT networks for authorization by the cardholders’ financial institutions and to settle transactions.  As a result of acquisitions completed during 2011, we have inherited transaction processing contracts with certain third party providers that have varying lengths of remaining contractual terms. Over the next couple of years, we expect to migrate ATMs currently operating under these contracts to our own EFT transaction processing platform.

  Other Expenses. Other expenses primarily consists of direct operations expenses, which are costs associated with managing our network, including expenses for monitoring the devices, program managers, technicians, cash ordering and forecasting personnel,  and customer service representatives. Additionally, it includes personnel-related costs for maintaining our in-house armored courier operation and maintenance teams in our operations in the United Kingdom.

  Cost of ATM Product Sales. In connection with the sale of equipment to merchants and VAR, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses.

We define variable costs as those that vary based on transaction levels. The majority of merchant commissions, vault cash rental expense, transaction processing, and other costs of cash fall under this category. The other categories of cost of revenues are generally fixed in nature, meaning that any significant decrease in transaction volumes would lead to a decrease in the profitability of our operations, unless there was an offsetting increase in per-transaction revenues or decrease in our fixed costs. Although the majority of our operating costs are variable in nature, an increase in transaction volumes may lead to an increase in the profitability of our operations due to the economies of scale obtained through increased leveraging of our fixed costs and incremental preferential pricing obtained from our vendors. We exclude depreciation, accretion, and amortization of ATMs and ATM-related assets from our cost of ATM revenues.

The profitability of any particular location, and of our entire ATM and financial services kiosk operation, is driven by a combination of surcharge, interchange, branding and surcharge-free network revenues, and managed services revenues, as well as the level of our related costs. Accordingly, material changes in our surcharge or interchange revenues may be offset and in some cases more than offset by branding revenues, surcharge-free network fees, managed services revenues or other ancillary revenues, or by changes in our cost structure.

Other Operating Expenses

Our other operating expenses include selling, general and administrative expenses related to salaries, benefits, advertising and marketing, professional services, and overhead. Acquisition-related costs, depreciation and accretion of the ATMs, ATM-related assets, and other assets that we own, amortization of our acquired merchant contracts and other amortizable intangible assets are also components of our other operating expenses. We depreciate our capital equipment on a straight-line basis over the estimated life of such equipment and amortize the value of acquired intangible assets over the estimated lives of such assets.

Results of Operations

The following table sets forth our statement of operations information as a percentage of total revenues for the years indicated. Percentages may not add due to rounding.

	Years Ended December 31,
	2011	2010	2009
Revenues:
ATM operating revenues	95.6%	98.3%	97.9%
ATM product sales and other revenues	4.4	1.7	2.1
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	63.5	66.1	67.7
Cost of ATM product sales and other revenues	3.8	1.7	2.1
Total cost of revenues	67.3	67.7	69.8
Gross profit	32.7	32.3	30.2
Operating expenses:
Selling, general, and administrative expenses (2)	8.9	8.4	8.4
Acquisition-related expenses	0.8	—	—
Depreciation and accretion expense	7.7	8.0	8.0
Amortization expense (3)	2.9	2.9	3.8
Loss on disposal of assets	0.2	0.5	1.2
Total operating expenses	20.4	19.8	21.5
Income from operations	12.4	12.5	8.7
Other expense (income):
Interest expense, net	3.2	5.0	6.1
Amortization of deferred financing costs and bond discounts	0.2	0.4	0.5
Write-off of deferred financing costs and bond discounts	—	1.4	—
Redemption costs for early extinguishment of debt	—	1.4	—
Other (income) expense	(0.1)	(0.2)	0.1
Total other expense	3.3	7.9	6.7
Income before income taxes	9.1	4.5	2.0
Income tax (benefit) expense (4)	(2.1)	(3.2)	0.9
Net income	11.2	7.7	1.2
Net income attributable to noncontrolling interests	0.0	0.0	0.1
Net income attributable to controlling interests and available to common stockholders	11.2%	7.7%	1.1%

____________

(1)

Excludes effects of depreciation, accretion, and amortization expense of $59.3 million, $51.0 million, and $51.5 million, for the years ended December 31, 2011, 2010, and 2009, respectively. The inclusion of this depreciation, accretion, and amortization expense in “Cost of ATM operating revenues” would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.5%, 9.6%, and 10.4% for the years ended December 31, 2011, 2010, and 2009, respectively.

(2)

Year ended December 31, 2011 includes $8.4 million in stock-based compensation expense, compared to $5.3 million and $3.8 million in the years ended December 31, 2010 and 2009, respectively. Year ended December 31, 2010 includes $1.0 million of costs associated with the preparation and filing of a shelf registration statement and the completion of two secondary equity offerings, and $0.7 million in severance costs associated with a management reorganization. Year ended December 31, 2009 includes the effect of $1.2 million in severance costs associated with the departure of our former Chief Executive Officer in March 2009.

(3)	Includes pre-tax impairment charges of $0.1 million, $0.2 million, and $1.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

(4)

Year ended December 31, 2011 includes $37.0 million in income tax benefits that was realized as a result of a tax reporting change implemented in our U.K. operations. Year ended December 31, 2010 includes $27.2 million in income tax benefits related to the reversal of previously-established valuation allowances on our domestic deferred tax assets.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the years indicated, excluding the effect of acquisitions completed in 2011 for EDC, Access to Money, and Mr. Cash.

EXCLUDING 2011 ACQUISTIONS:
	2011	2010	2009
Average number of transacting ATMs:
United States: Company-owned	19,318	18,272	18,190
United Kingdom	3,255	2,832	2,606
Mexico	2,897	2,867	2,197
Canada	—	—	—
Subtotal	25,470	23,971	22,993
United States: Merchant-owned	8,086	8,626	9,124
Average number of transacting ATMs – ATM operations	33,556	32,597	32,117

United States: Managed services (1)	4,319	3,241	2,450
United Kingdom: Managed services	18	—	—
Average number of transacting ATMs – Managed services	4,337	3,241	2,450

Total average number of transacting ATMs	37,893	35,838	34,567

Total transactions (in thousands):
ATM operations	491,041	413,780	380,744
Managed services	26,107	17,580	11,621
Total transactions	517,148	431,360	392,365

Total cash withdrawal transactions (in thousands):
ATM operations	300,799	253,890	241,928
Managed services	17,241	13,020	9,938
Total cash withdrawal transactions	318,040	266,910	251,866

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	747	649	628

ATM operating revenues	$1,374	$1,327	$1,249
Cost of ATM operating revenues (2)	902	891	864
ATM operating gross profit (2) (3)	$472	$436	$385

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	34.4%	32.9%	30.8%

____________

(1)

The number of ATMs for the year ended December 31, 2011 and 2010 includes 2,523 and 2,535 ATMs, respectively, for which we only provided EFT transaction processing services. We provided various other services to the remainder of the ATMs included in this number, including a combination of monitoring, maintenance, cash management, customer service, and other services depending on the needs of our customers. During the year ended December 31, 2009, we only provided EFT transaction processing services to the ATMs represented in this category.

(2)

Excludes effects of depreciation, accretion, and amortization expense of $59.3 million, $51.0 million and $51.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $147, $130 and $134 for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)

ATM operating gross profit is a measure of profitability that uses only the revenues and expenses that relate to operating the ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

The following table sets forth information regarding certain of these key measures for the years indicated, including the effect of acquisitions completed in 2011 for EDC, Access to Money, and Mr. Cash.

INCLUDING 2011 ACQUISTIONS:
	2011	2010	2009
Average number of transacting ATMs:
United States: Company-owned	21,125	18,272	18,190
United Kingdom	3,255	2,832	2,606
Mexico	2,897	2,867	2,197
Canada	105	—	—
Subtotal	27,382	23,971	22,993
United States: Merchant-owned	9,934	8,626	9,124
Average number of transacting ATMs – ATM operations	37,316	32,597	32,117

United States: Managed services	4,319	3,241	2,450
United Kingdom: Managed services	18	—	—
Average number of transacting ATMs – Managed services	4,337	3,241	2,450

Total average number of transacting ATMs	41,653	35,838	34,567

Total transactions (in thousands):
ATM operations	516,564	413,780	380,744
Managed services	26,107	17,580	11,621
Total transactions	542,671	431,360	392,365

Total cash withdrawal transactions (in thousands):
ATM operations	318,615	253,890	241,928
Managed services	17,241	13,020	9,938
Total cash withdrawal transactions	335,856	266,910	251,866

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	712	649	628

ATM operating revenues	$1,310	$1,327	$1,249
Cost of ATM operating revenues (1)	866	891	864
ATM operating gross profit (1) (2)	$444	$436	$385

ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization)	33.6%	32.8%	30.9%
ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization)	23.7%	23.0%	20.2%

____________

(1)

Excludes effects of depreciation, accretion, and amortization expense of $59.3 million, $51.0 million and $51.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues per ATM per month and decreased our ATM operating gross profit per ATM per month by $132, $130 and $134 for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)

ATM operating gross profit is a measure of profitability that uses only the revenues and expenses that relate to operating the ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	For the Years Ended December 31,
	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
	(In thousands, excluding percentages)
ATM operating revenues	$597,219	$522,900	14.2%	$483,138	8.2%
ATM product sales and other revenues	27,357	9,178	198.1%	10,215	(10.2)%
Total revenues	$624,576	$532,078	17.4%	$493,353	7.8%

Year ended December 31, 2011 compared to year ended December 31, 2010

ATM operating revenues. ATM operating revenues generated during the year ended December 31, 2011 increased $74.3 million over the year ended December 31, 2010. Below is a detail, by segment, of changes in the various components of ATM operating revenues:

	2010 to 2011 Variance
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$26,454	$(3,671)	$5	$22,788
Interchange revenue	14,555	18,452	(1,763)	31,244
Bank branding and surcharge-free network revenues	10,819	—	1,295	12,114
Managed services revenues	6,479	214	—	6,693
Other revenues	1,116	—	364	1,480
Total increase (decrease) in ATM operating revenues	$59,423	$14,995	$(99)	$74,319

United States. During the year ended December 31, 2011, our United States operations experienced a $59.4 million, or 14%, increase in ATM operating revenues over 2010.  Of this increase, $33.4 million was attributable to the contribution of acquired entities since their respective acquisition dates.  The remaining $26.0 million increase was due to a combination of growth achieved from several revenue sources, including: (1) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and Allpoint surcharge-free network; (2) an increase in managed services revenue as a result of the expansion of these services in the past year, which resulted in the addition of approximately 900 machines operating under managed services arrangements; (3) increased surcharge revenue as a result of a slightly higher average surcharge rate and a higher machine count; and (4) increased interchange revenue as a result of higher withdrawal transactions, slightly offset by a decline in the per withdrawal interchange rate.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United States operations, see Recent Events – Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom. Our United Kingdom operations experienced a $15.0 million, or 18%, increase in ATM operating revenues during 2011 when compared to 2010. This increase was due primarily to higher interchange revenues as a result of a 53% increase in the total number of transactions conducted on our ATMs in that market. The increased level of transactions was primarily attributable to three factors: (1) a 15% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2011 at locations of new and existing customers; (2) an 8% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs on a same-store basis; and (3) conversion of many ATMs from surcharging to free-to-use during the past year, resulting in a higher percentage of our revenues being from this machine type. Conversely, we experienced a decline in surcharge revenues generated by our United Kingdom operations as a result of same-store transaction declines and the conversion discussed above. Excluding the favorable impact of foreign currency exchange rate movements between the two years, the total increase in ATM operating revenues during 2011 would have been $11.5 million, or 14%, when compared to 2010.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United Kingdom operations, see Recent Events – Withdrawal Transaction and Revenue Trends – United Kingdom above.

Other International. This segment now includes the results of our newly acquired Canadian subsidiary since the date of its acquisition on October 28, 2011, and this operation contributed $0.4 million for the year ended December 31, 2011.  Offsetting the increase in ATM operating revenues from our Canada operations was a decrease in ATM operating revenues from our Mexico operations, as the decrease in interchange revenue was not fully offset by the increase in bank branding and other revenues during 2011.  The decrease in interchange revenue was attributable to the decrease in transaction levels as a result of regulatory change by the Central Bank of Mexico, which went into effect in May 2010, and required ATM operators to choose between receiving an interchange fee from the consumer’s card issuing bank or a surcharge fee from the consumer. We elected to receive surcharge-only fees, which caused us to effectively no longer receive interchange fees after May 2010. The increase in bank branding revenues was a result of the new bank branding agreement with Banorte that was executed in the first quarter of 2011. Foreign currency exchange rate movements in Canada and Mexico had an insignificant impact on our consolidated revenues.

For additional information on the new ATM fee rules and recent trends that may impact the revenues generated by our Mexico operations, see Recent Events – Recent Events – Mexico above.

ATM product sales and other revenues. ATM product sales and other revenues for the year ended December 31, 2011 were significantly higher than those generated during 2010 due principally to increased equipment sales and higher value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the United States in territories authorized by the equipment manufacturer. Over the past few years, financial institutions and other businesses reduced their ATM purchases in response to the weak economic climate. However, new regulations under the ADA that will come into effect in 2012 are driving the replacement of certain noncompliant ATMs and are driving the increase in our VAR sales.

Year ended December 31, 2010 compared to year ended December 31, 2009

ATM operating revenues. ATM operating revenues generated during the year ended December 31, 2010 increased $39.8 million over the year ended December 31, 2009. Below is a detail, by segment, of changes in the various components of ATM operating revenues:

	2009 to 2010 Variance
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$4,902	$(2,940)	$10,362	$12,324
Interchange revenue	(144)	12,322	(2,813)	9,365
Bank branding and surcharge-free network revenues	13,758	—	—	13,758
Managed services revenues	2,396	—	—	2,396
Other revenues	1,641	—	278	1,919
Total increase in ATM operating revenues	$22,553	$9,382	$7,827	$39,762

United States. During the year ended December 31, 2010, our United States operations experienced a $22.6 million increase in ATM operating revenues over 2009. This increase was primarily due to a 20% increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding programs and our Allpoint surcharge-free network. Also contributing to the increase in ATM operating revenues were the surcharge rate increases that we implemented in certain retail partner locations during the latter half of 2009 and the first half of 2010. Although these surcharge rate increases resulted in an increase in surcharge revenues, the rate increases somewhat negatively impacted the level of surcharge transactions conducted on our machines, which in turn contributed to a slight decline in the total number of transactions conducted on our domestic devices when compared to the prior year. The decline in total transactions, combined with the loss of two significant customers in late 2009 and in the first half of 2010 and the recent reduction in the net interchange fees paid to ATM deployers by certain networks, caused our interchange revenues to decline slightly in the United States. Finally, managed services revenue increased as a result of our expansion of these services, which resulted in the addition of approximately 1,200 machines under managed services arrangements during 2010.

United Kingdom. Our United Kingdom operations also contributed to the higher ATM operating revenues for the year ended December 31, 2010, increasing by $9.4 million, or 13%, over 2009.  This increase was primarily driven by a 37% increase in the total number of transactions conducted on our ATMs in that market.  The increased level of transactions was primarily attributable to two factors:  (1) a 9% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2009 and the first half of 2010 at locations of new and existing customers; and (2) a 65% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs.  Conversely, we experienced a decline in surcharge transactions per pay-to-use ATM, which resulted in a decline in the amount of surcharge revenues generated by our United Kingdom operations.

Other International. The $7.8 million, or 44%, increase in ATM operating revenues generated by our Mexico operations during the year ended December 31, 2010 was mainly the result of a 30% increase in the average number of transacting ATMs associated with these operations.  The new ATMs, many of which were installed during the fourth quarter of 2009 and the first quarter of 2010, contributed to an 11% increase in total transactions during 2010 compared to a year ago.  As is further discussed above in Recent Events – Recent Events – Mexico, our transaction volumes per unit were significantly impacted by the new regulations in Mexico, and while our total revenues grew over the same period in 2009, our revenues per unit declined. Also contributing to the year-over-year increase in ATM operating revenues was increased revenues per transaction from our ATMs deployed in resort locations during 2010. Finally, foreign currency exchange rate movements between the years favorably impacted the revenues earned by our Mexico business during 2010, contributing approximately 9% of the total increase.

ATM product sales and other revenues. ATM product sales and other revenues for the year ended December 31, 2010 were lower than those generated during 2009 by $1.0 million primarily due to lower equipment sales and lower VAR program sales which was in turn reduced in response to the economic climate in which the financial institutions were operating then.

Cost of Revenues

	For the Years Ended December 31,
	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
	(In thousands, excluding percentages)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$396,347	$351,490	12.8%	$333,907	5.3%
Cost of ATM product sales and other revenues	23,768	8,902	167.0%	10,567	(15.8)%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$420,115	$360,392	16.6%	$344,474	4.6%

Year ended December 31, 2011 compared to year ended December 31, 2010

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred during the year ended December 31, 2011 increased $44.9 million from the year ended December 31, 2010. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	2010 to 2011 Variance
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$16,509	$2,702	$455	$19,666
Vault cash rental expense	2,520	(189)	(155)	2,176
Other cost of cash	5,191	3,471	(189)	8,473
Repairs and maintenance	4,301	875	(9)	5,167
Communications	1,569	348	132	2,049
Transaction processing	(1,665)	1,765	(209)	(109)
Stock-based compensation	151	—	—	151
Other expenses	3,552	3,749	(17)	7,284
Total increase in cost of ATM revenues	$32,128	$12,721	$8	$44,857

United States. During the year ended December 31, 2011, our United States operations experienced a $32.1 million increase in cost of ATM operating revenues compared to the same period in 2010. As was the case with the increase in ATM revenues explained above, the acquisitions completed in the second half of 2011 contributed to $24.4 million of the increase. The remaining $7.7 million increase was mostly due to a higher total machine count and higher transaction volumes on our domestic devices. $2.4 million of the increase included in Other expenses in the table above was related to payments made to third parties for transactions on their ATMs through our Allpoint network. The higher vault cash rental expense resulted from higher average cash balances outstanding and additional interest rate swap contracts entered into in January 2011 to further extended the terms of our interest rate hedging program through the end of 2016.  These interest rate swaps serve to fix the interest rate on a portion of the monthly vault cash rental fees we pay under our domestic vault cash rental agreements.  These interest rate swaps are currently at higher than current market floating interest rates; however, the fixed rates under these swap contracts extend through various periods into the future up to 2016 and serve to reduce our risk exposure in the event market rates rise over the next few years.  The remainder of the costs of ATM operating revenues generally increased as a result of higher total machine count in the United States for which we provide services (including managed services). The cost increases were partially offset by a decrease in transaction processing expense due to the conversion of our ATMs located in 7-Eleven locations to our EFT processing platform from a third-party processor during 2010.

United Kingdom. Our United Kingdom operations experienced an overall increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) by $12.7 million during 2011 compared to 2010. This overall increase was due primarily to the 15% year-over-year increase in the number of average transacting ATMs associated with these operations, increased cash losses due to theft, and an increase in employee-related costs.  As noted above in our discussion of revenues, the majority of our newly-deployed ATMs in the U.K. market are high transacting, free-to-use ATMs, which frequently carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating.  As a result, we expected to see an overall increase in several of the cost of ATM operating revenue expense categories.  Also contributing to the increased cost of ATM operating revenues was an increase in employee-related costs for the additional personnel to operate a second cash depot for Green Team, our United Kingdom operations’ armored courier operation, which is included in Other expenses above. The foreign currency exchange rate movements between periods also significantly contributed to the overall increase in cost of ATM operating revenues, which contributed $2.7 million of the increase.

Other International. As noted above in our discussion of revenues, this segment now includes the effect of our Canadian subsidiary, which increased the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) by $0.3 million for the year ended December 31, 2011, which was offset by a decrease of $0.3 million from our Mexico operations.  The decrease in Mexico was primarily due to a 25% decrease in the number of surcharge transactions conducted on our ATMs in that market, which was mainly attributable to the change in regulations and effectively lowered our merchant commission expenses compared to the prior year. The impact of exchange rate movements had an insignificant impact on our consolidated costs of revenues.

Cost of ATM product sales and other revenue. Relatively consistent with the 198.1% increase in ATM product sales and other revenues discussed above, the cost of ATM product sales and other revenues increased by 167.0% during 2011 compared to 2010 primarily due to the increased equipment and VAR program sales during the period to comply with the new ADA rules.

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

	2009 to 2010 Variance
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$4,571	$2,492	$2,378	$9,441
Vault cash rental expense	2,225	1,843	624	4,692
Other cost of cash	(3,050)	3,266	2,871	3,087
Repairs and maintenance	(2,332)	356	(457)	(2,433)
Communications	(4)	236	406	638
Transaction processing	(2,624)	944	191	(1,489)
Stock-based compensation	(46)	—	—	(46)
Other expenses	1,418	1,841	434	3,693
Total increase in cost of ATM revenues	$158	$10,978	$6,447	$17,583

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

United Kingdom. Our United Kingdom operations experienced an overall increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of $11.0 million. This overall increase was due primarily to the 9% year-over-year increase in the number of average transacting ATMs associated with these operations.  As noted above in our discussion of revenues, the majority of our newly-deployed ATMs in the U.K. market are high transacting, free-to-use ATMs, which frequently carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating.  As a result, we expected to see an overall increase in several of the cost of ATM operating revenue expense categories.  The 37% increase in total transactions during 2010 also contributed to the increase in merchant commissions during the period.  Finally, contributing to the increased cost of ATM operating revenues was (1) an increase in vault cash rental expense and other costs of cash, which increased 41% on a combined basis during the period as a result of certain interest rate swap transactions that we entered into during the latter half of 2009 and became effective in January 2010, and (2) higher vault cash rental costs, which occurred as a result of slightly higher renegotiated pricing terms with our vault cash provider and as a result of higher cash management fees paid to our vault cash provider in that market.  As is the case with our domestic interest rate swaps, the interest rate swaps serve to fix the interest rate on a portion of the monthly vault cash rental fees we pay under our vault cash rental agreement in the United Kingdom.  While the fixed rates are higher than current market floating interest rates, they serve to reduce our risk exposure in the event market rates rise over the next few years.

Other International. Also contributing to the consolidated increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) during 2010 compared to 2009 were the costs incurred by our Mexico operations. The higher costs in Mexico were primarily attributable to the 30% increase in the average number of transacting ATMs and the 11% increase in the total number of transactions conducted on these machines during 2010 when compared to 2009.  However, we also saw a disproportionate increase in armored courier expense, which is included in the other costs of cash line item above, as a result of incremental distance-based charges to service our additional ATMs in that market and higher costs associated with servicing our U.S. dollar-dispensing ATMs in that market.  During the fourth quarter of 2010, we worked with our armored courier vendors in Mexico to maximize the efficiency of their service routes and minimize these distance-based charges prospectively.

Cost of ATM product sales and other revenue. Relatively consistent with the 10.2% decrease in ATM product sales and other revenues discussed above, the cost of ATM product sales and other revenues decreased 15.8% during 2010 compared to 2009 primarily due to lower equipment and VAR program sales during the period.

Gross Profit Margin

	For the Years Ended December 31,
	2011	2010	2009
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	33.6%	32.8%	30.9%
Inclusive of depreciation, accretion, and amortization	23.7%	23.0%	20.2%
ATM product sales and other revenues gross profit margin	13.1%	3.0%	(3.4)%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.7%	32.3%	30.2%
Inclusive of depreciation, accretion, and amortization	23.2%	22.7%	19.7%

ATM operating gross profit margin. For the year ended December 31, 2011, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased by 0.8 percentage points, when compared to 2010.  Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased by 0.7 percentage points when compared to 2010.  These increases were due to higher margins earned in our United States operating segment during 2011.  The margin improvements in the United States were primarily attributable to the year-over-year increase in revenues from our surcharge-free offerings, bank branding, and our new managed services offerings. Offsetting this margin increase from our United States operating segment were decreases in the gross profit margins generated by our United Kingdom and Mexico operating segments.

In the United Kingdom, the gross margin decrease was primarily the result of a decrease in the withdrawal interchange rate in 2011 and the increase in cash withdrawal transactions conducted on our free-to-use ATMs, which have a lower margin but generates higher volume and the reduction in the interchange rate as set by LINK for 2011. In Mexico, gross profit margin for 2011 continued to be negatively impacted by the change in ATM fee rules adopted by the Central Bank of Mexico, which went into effect in May 2010. See Recent Events – Recent Events – Mexico above.

We expect that our gross margin in the near term will be relatively consistent with our 2011 results, as our 2011 acquisitions carried lower margins than that of our overall business. Additionally, interchange rate declines in the United States will tend to negatively impact margins in 2012. This margin pressure associated with the 2011 acquisitions and the interchange rate declines will largely offset margin increases we would otherwise expect to gain through organic revenue growth.

ATM product sales and other revenues gross profit margin. ATM product sales and other revenues gross profit margin during 2011 increased by 10.1 percentage points compared to 2010 due to higher sales volumes and the corresponding margins achieved on VAR sales.  This is contrary to what we experienced in 2009, when we had lower margins but higher volume of ATM product sales that resulted from lowered sales prices in light of the reduced market demand for ATM product sales, which started to improve during 2010.

Selling, General, and Administrative Expenses

	For the Years Ended December 31,
	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
	(In thousands, excluding percentages)
Selling, general, and administrative expenses, excluding stock-based compensation	$47,161	$39,297	20.0%	$37,705	4.2%
Stock-based compensation expense	8,421	5,284	59.4%	3,822	38.3%
Acquisition-related expenses	4,747	—	100.0%	—	0.0%
Total selling, general, and administrative expenses	$60,329	$44,581	35.3%	$41,527	7.4%

Percentage of revenues:
Selling, general, and administrative expenses, excluding stock-based compensation	7.6%	7.4%		7.6%
Stock-based compensation expense	1.3%	1.0%		0.8%
Acquisition-related expenses	0.8%	0.0%		0.0%
Total selling, general, and administrative expenses	9.7%	8.4%		8.4%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the year ended December 31, 2011, SG&A expenses, excluding stock-based compensation, increased $7.9 million compared to 2010. This increase was due to: (1) higher employee-related costs compared to the same periods last year due to increased headcount, including employees added from the acquisitions during the second half of 2011; (2) increased incentive-based compensation; (3) higher professional costs; (4) higher legal expense related to ongoing litigation and other matters; and (5) costs related to the expansion of our corporate marketing function.

For the year ended December 31, 2010, SG&A expenses, excluding stock-based compensation, increased $1.6 million compared to 2009. This increase was primarily attributable to approximately $1.0 million of costs incurred related to the preparation and filing of a shelf registration statement during the first quarter of 2010 and the completion of two secondary equity offerings during the first and third quarters of 2010, as well as overall higher employee-related costs compared to the same periods last year due to increased headcount and increased compensation costs.  These increases were offset by a decrease in severance costs recognized during the year as we recognized $0.7 million in 2010 associated with our recent management reorganization, whereas we recognized $1.2 million in 2009 associated with the departure of our former Chief Executive Officer in March 2009.

Stock-based compensation. The increases in stock-based compensation during the years ended December 31, 2011 and 2010 were due to the issuance of additional shares of restricted stock and stock options during the periods. Particularly, in early 2011, we issued awards under our 2011 Long Term Incentive Plan (the “2011 LTIP”), which initially vest based on performance-based requirements followed by continued service-based vesting requirements. Although these awards were not considered to be earned and outstanding during 2011 (although included in the calculation of diluted earnings per share), we recognized compensation expense based on the ultimate awards we expected to issue in 2012 as a result of the Company’s performance. For additional details on these equity awards, see Item 8.  Financial Statements and Supplementary Data, Note 3, Stock-Based Compensation. In 2012, we expect that our stock-based compensation costs will further increase due to additional equity grants that were made throughout 2011 and additional equity grants that are planned for 2012.

Acquisition-related expenses.  We incurred an additional $4.7 million of costs in 2011 associated with the acquisition of four entities (EDC, LocatorSearch, Mr. Cash, and Access to Money), which were expensed as incurred as required by the current accounting standards. These costs included professional fees, such as legal and accounting fees, incurred to execute the acquisitions, severance payments made to employees of acquired businesses, and other non-recurring costs associated with the execution and integration of the acquisitions.

Depreciation and Accretion Expense

	For the Years Ended December 31,
	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
	(In thousands, excluding percentages)
Depreciation expense	$45,716	$40,126	13.9%	$37,403	7.3%
Accretion expense	2,246	2,598	(13.5)%	2,017	28.8%
Depreciation and accretion expense	$47,962	$42,724	12.3%	$39,420	8.4%

Percentage of revenues:
Depreciation expense	7.3%	7.5%		7.6%
Accretion expense	0.4%	0.5%		0.4%
Total depreciation and accretion expense	7.7%	8.0%		8.0%

For the year ended December 31, 2011, depreciation expense increased 13.9% when compared to 2010.  This increase was primarily the result of the deployment of additional Company-owned ATMs throughout 2011, as well as the acquisition of assets completed during the year.  Accretion expense decreased slightly compared to 2010 due primarily to a change in estimate during 2011. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

For the year ended December 31, 2010, both depreciation expense and accretion expense increased when compared to 2009.  These increases were primarily the result of the deployment of additional Company-owned ATMs in the fourth quarter of 2009 and throughout 2010.  Also contributing to the increase in accretion expense was our change in the estimated useful life of our asset retirement obligation assets.  As we decreased the number of years over which our asset retirement obligation assets are being depreciated, we also made a corresponding decrease to the number of years over which the related liabilities are being accreted, which resulted in increased accretion in 2010 and 2011 compared to 2009.

Amortization Expense

	For the Years Ended December 31,
	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
	(In thousands, excluding percentages)
Amortization expense	$17,914	$15,471	15.8%	$18,916	(18.2)%

Percentage of revenues	2.9%	2.9%		3.8%

Amortization expense is primarily comprised of the amortization of intangible assets related to merchant contracts and relationships associated with our acquisitions. The increase in amortization during 2011 as compared to 2010 was due to the addition of $52.7 million in intangible assets from the four acquisitions completed during the second half of 2011.  Amortization expense decreased during 2010 as compared to 2009 as certain domestic contract intangible assets from previous acquisitions were fully amortized during 2009 and 2010.

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

Loss on Disposal of Assets

	For the Years Ended December 31,
	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
	(In thousands, excluding percentages)
Loss on disposal of assets	$981	$2,647	(62.9)%	$6,016	(56.0)%

Percentage of revenues	0.2%	0.5%		1.2%

During 2011 and 2010, we recognized significantly lower losses on disposal of assets than the comparable prior years as a result of a decrease in the number of assets that we removed during 2011 compared to the past few years.

Interest Expense, net

	For the Years Ended December 31,
	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
	(In thousands, excluding percentages)
Interest expense, net	$20,116	$26,629	(24.5)%	$30,133	(11.6)%
Amortization of deferred financing costs and bond discounts	993	2,029	(51.1)%	2,395	(15.3)%
Total interest expense, net	$21,109	$28,658	(26.3)%	$32,528	(11.9)%

Percentage of revenues	3.4%	5.4%		6.6%

Interest expense, net. Interest expense, net, decreased during the years ended December 31, 2011 and 2010, compared to the prior years, due to the reduction in the average balances outstanding and the interest rate on our senior subordinated notes as a result of a series of transactions completed in the third quarter of 2010. Our total debt outstanding was also significantly lower for the first half of 2011 compared to the first half of the prior year; however, in July 2011, we borrowed $145.0 million under our revolving credit facility to fund the EDC acquisition and made subsequent additional borrowings to fund other acquisitions completed during the second half of 2011, which resulted in a year-over-year increase in debt outstanding over the last five months of 2011. For additional details, see Item 8.  Financial Statements and Supplementary Data, Note 10, Long-Term Debt.

Amortization of deferred financing costs and bond discounts. The decrease in the amortization of deferred financing costs and bond discounts during 2011 was due to a decrease in the deferred financing cost balance after the write-off of these costs related to the previously outstanding senior subordinated notes and our previous $175.0 million revolving credit facility, as described below in Write-off of Deferred Financing Costs and Bond Discounts and Redemption Costs for Early Extinguishment of Debt.  However, related to these refinancing activities, we capitalized approximately $1.7 million of costs incurred in conjunction with entering into our new revolving credit facility and approximately $3.7 million of costs incurred in conjunction with the issuance of the $200.0 million 8.25% senior subordinated notes due 2018 (“2018 Notes”), which are being amortized over the underlying term of the agreement. Additionally, because the 2018 Notes were issued at par, we no longer have amortization expense related to bond discounts. Finally, in connection with a credit facility modification during the third quarter of 2011, an additional $0.7 million was deferred which is being amortized through the new facility termination date of July 2016.

Write-off of Deferred Financing Costs and Bond Discounts and Redemption Costs for Early Extinguishment of Debt

As noted above in Interest expense, net, during the year ended December 31, 2010, we redeemed all $300.0 million of our previously outstanding 9.25% senior subordinated notes due 2013.  In connection with the redemption of the notes, we recorded $6.9 million of pre-tax, non-cash charges to write off the remaining unamortized original issuance discounts and deferred financing costs associated with the notes and $7.2 million of pre-tax charges associated with the payments of call premiums.  Additionally, during 2010, we recorded a $0.4 million pre-tax, non-cash charge to write off a portion of the remaining unamortized deferred financing costs related to our previous $175.0 million revolving credit facility.  For additional information on our redemption of these notes and refinancing of our revolving credit facility, see Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt.

Income Tax (Benefit) Expense

	For the Years Ended December 31,
	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
	(In thousands, excluding percentages)
Income tax (benefit) expense	$(13,176)	$(17,139)	23.1%	$4,245	(503.7)%

Effective tax rate	(23.1)%	(71.4)%		42.4%

We recognized net income tax benefits during the year ended December 31, 2011, due to our tax reporting change with respect to our United Kingdom operations in the third quarter of 2011. As a result, we recorded a $37.0 million net benefit during the third quarter of 2011. During the third quarter of 2010, we released all of our domestic deferred tax asset valuation allowances based on the determination that it was more likely than not that we would be able to realize the benefits associated with our net deferred tax asset positions in the future.  As a result, we now record federal and state income tax expense based on earnings in our United States segment. We will continue to maintain valuation allowances for our local net deferred tax asset positions in the United Kingdom and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized.  We had approximately $53.6 million of United States federal net operating loss carryforwards for federal income tax purposes as of December 31, 2011, which includes $14.9 million from acquired entities.

For further information, see Item 8. Financial Statements and Supplementary Data, Note 18, Income Taxes.

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

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$70,233	$40,959	$5,277
Adjustments:
Interest expense, net	20,116	26,629	30,133
Amortization of deferred financing costs and bond discounts	993	2,029	2,395
Write-off of deferred financing costs and bond discounts	—	7,296	—
Redemption costs for early extinguishment of debt	—	7,193	—
Income tax (benefit) expense	(13,176)	(17,139)	4,245
Depreciation and accretion expense	47,962	42,724	39,420
Amortization expense	17,914	15,471	18,916
EBITDA	$144,042	$125,162	$100,386

Add back:
Loss on disposal of assets	981	2,647	6,016
Other income (1)	(849)	(1,004)	(982)
Noncontrolling interests (2)	(1,897)	(1,984)	(1,281)
Stock-based compensation expense (3)	9,283	5,998	4,617
Acquisition-related costs (4)	4,747	—	—
Other adjustments to cost of ATM operating revenues	—	—	154
Other adjustments to selling, general, and administrative expenses	—	—	1,463
Adjusted EBITDA	$156,307	$130,819	$110,373
Less:
Interest expense, net (3)	19,771	26,161	29,811
Depreciation and accretion expense (3)	46,465	41,322	38,539
Adjusted pre-tax income	90,071	63,336	42,023
Income tax expense (at 35%) (5)	31,525	22,168	14,708
Adjusted Net Income	$58,546	$41,168	$27,315

Adjusted Net Income per share	$1.39	$1.02	$0.70
Adjusted Net Income per diluted share	$1.37	$1.00	$0.68

Weighted average shares outstanding – basic	42,201,491	40,347,194	39,244,057
Weighted average shares outstanding – diluted	42,886,780	41,059,381	39,896,366

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

(4)       Acquisition-related costs include costs incurred for professional and legal fees and certain transition and integration-related costs, related to the acquisition of EDC, LocatorSearch, Access to Money, and Mr. Cash.

(5)       35% represents our estimated long-term, cross-jurisdictional effective tax rate.

Calculation of Free Cash Flow

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash provided by operating activities	$113,325	$105,168	$74,874
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(66,886)	(50,652)	(26,031)
Capital expenditures financed by direct debt	—	(542)	(2,499)
Total payments for capital expenditures	(66,886)	(51,194)	(28,530)
Free cash flow	$46,439	$53,974	$46,344

Liquidity and Capital Resources

Overview

As of December 31, 2011, we had approximately $5.6 million in cash and cash equivalents on hand and approximately $370.9 million in outstanding long-term debt obligations.

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

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we expect to continue to generate positive free cash flows in 2012 and beyond, we expect to continue repaying the amounts outstanding under our revolving credit facility while enabling us to fund our future cash needs through operations rather than financing activities. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities was $113.3 million, $105.2 million, and $74.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. The primary reason for the increase in 2011 and 2010 when compared to the previous years was the generation of substantially higher operating profits as a result of improved operating margins. Key drivers of the margin expansion included the increase in revenues, as discussed in Results of Operations – Revenues above, and our ability to leverage our partially fixed-cost infrastructure to generate strong margins from those higher revenues. The increase in cash flows from operations was partially offset by a net increase in working capital during 2011, driven by an increase in a long-term receivable related to insurance proceeds. For further information, see Item 8. Financial Statements and Supplementary Data, Note 8, Prepaid Expenses and Other Assets.

Investing Activities

Net cash used in investing activities totaled $234.5 million, $50.7 million, and $26.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase from 2010 to 2011 was primarily the result of $167.6 million paid for the four acquisitions during 2011. The increase from 2009 to 2010 was a result of the higher capital expenditures incurred during 2010 as a result of our decision to increase our capital spending budget in 2010 relative to 2009, for machine count growth in all of our segments, equipment upgrades in the United States, and the launch of our second cash depot for our armored courier operation in the United Kingdom. Finally, during 2010 and 2009, we received the benefit of the disbursement of approximately $0.5 million and $2.5 million, respectively, of funds under financing facilities entered into by our majority-owned Mexican subsidiary, Cardtronics Mexico, for the purchase of ATMs. These transactions were considered as non-cash activities to us, since they were not remitted by Cardtronics Mexico but rather remitted by the finance company, on our behalf, directly to our vendors.

Total capital expenditures, including exclusive license payments and site acquisition costs but excluding acquisitions, were $66.9 million, $50.7 million, and $26.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for 2012 will total approximately $70.0 million, the majority of which will be utilized to purchase additional devices for our Company-owned accounts and enhance our existing devices with additional functionalities. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network, some of which could be material. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities

Net cash provided by (used in) financing activities was $123.5 million, $(62.2) million, and $(42.2) million for the years ended December 31, 2011, 2010, and 2009, respectively. In 2011, we borrowed $167.6 million under our amended revolving credit facility to pay for the EDC acquisition and our other 2011 acquisitions. The borrowings to finance the 2011 acquisitions were partially offset by repayments on our outstanding long-term debt during the period, attributable to operating cash flows in excess of our capital expenditures and by the receipt of approximately $11.4 million from the proceeds from exercises of stock options during the year. In 2010, we used our excess cash from operations after capital expenditures along with incremental borrowings under our revolving credit facility to fund the reduction of our senior subordinated notes outstanding in 2010. During 2009, we generated sufficient cash flows after capital expenditures that allowed us to repay all previously outstanding borrowings under our revolving credit facility.

Financing Facilities

As of December 31, 2011, we had approximately $370.9 million in outstanding long-term debt, which was comprised of (1) $200.0 million of senior subordinated notes, (2) $166.0 million in borrowings under our revolving credit facility, and (3) $4.9 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. As of December 31, 2011, we had a $250.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This facility, which was entered into on July 15, 2010 and amended on July 25, 2011, provides us with $250.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has a expiration date of July 2016. The facility contains the ability to further increase the borrowing capacity to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants and other conditions.

Borrowings under our revolving credit facility bear interest at a variable rate based upon our total leverage ratio and the London Interbank Offered Rate (“LIBOR”) or Alternative Base Rate (as defined in the agreement) at our option. Additionally, we are required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (1) limitations on the amount of senior debt and total debt that we can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the facility. Under the amended credit agreement, these limitations are generally governed by a senior leverage ratio test and a fixed charge ratio covenant. For additional information on our new facility, including descriptions of the intra-period variations in our borrowings, see Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt.

As of December 31, 2011, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.7%.  Additionally, as of December 31, 2011, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of December 31, 2011, we had $82.0 million in available borrowing capacity under the $250.0 million revolving credit facility.

Senior Subordinated 2018 Notes. In August 2010, we issued $200.0 million in 2018 Notes. The 2018 Notes are subordinate to borrowings made under the revolving credit facility and carry an 8.25% coupon. Interest is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by our domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which we have considerable flexibility. Pursuant to the terms of the indenture, we are limited on the amount of restricted payments including dividends that we can make. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket.

As of December 31, 2011, we were in compliance with all applicable covenants required under the Notes.

Other Borrowing Facilities

•         Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $250.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. This facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of December 31, 2011) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general purposes for our United Kingdom operations. As of December 31, 2011, there was approximately £136,000 ($0.2 million U.S.) outstanding under this overdraft facility, which had been utilized to help fund certain working capital commitments. Amounts outstanding under the overdraft facility are reflected in accounts payable in our Consolidated Balance Sheets, as any borrowings are automatically repaid once cash deposits are made to the underlying bank accounts. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.

•         Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into nine separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.27%, were utilized for the purchase of ATMs to support our Mexico operations. As of December 31, 2011, approximately $68.8 million pesos ($4.9 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under this agreement (consistent with its ownership percentage in Cardtronics Mexico). As of December 31, 2011, the total amount of the guarantees was $35.1 million pesos ($2.5 million U.S.).

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

Contractual Obligations

The following table reflects our significant contractual obligations and other commercial commitments as of December 31, 2011:

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Long-term financings:
Principal (1)	$2,344	$1,363	$1,205	$37	$166,000	$200,000	$370,949
Interest (2)	21,330	21,147	21,011	20,948	18,909	33,000	136,345
Operating leases	2,975	2,667	2,435	2,321	1,754	5,032	17,184
Merchant space leases	3,833	3,668	1,792	1,200	412	620	11,525
Other (3)	10,255	1,380	426	426	—	—	12,487
Total contractual obligations	$40,737	$30,225	$26,869	$24,932	$187,075	$238,652	$548,490

____________

(1)

Represents the $200.0 million face value of our senior subordinated notes, $166.0 million outstanding under our revolving credit facility, and $4.9 million outstanding under our Mexico equipment financing facilities.

(2)

Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2011, assuming current interest rates and consistent amount of debt outstanding over the periods presented in the table above.

(3)

Represents commitment to purchase $6.8 million of ATM equipment for the United States from one of our primary ATM suppliers in 2012, $1.9 million of ATMs and armored courier vans for the United Kingdom in 2012, and $3.8 million of minimum service requirement for certain processing fees over the next year and a half to four years.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this 2011 Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Item 8. Financial Statements and Supplementary Data, Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Goodwill and Intangible Assets. We have accounted for our acquisitions of the 7-Eleven Financial Services Business, E*TRADE Access, Bank Machine, ATM National, LLC, EDC, LocatorSearch, Mr. Cash, and Access to Money as business combinations. Additionally, due to our purchase of a majority (51.0%) interest in CCS Mexico (i.e., Cardtronics Mexico), we have accounted for this acquisition as a business combination as well. Accordingly, the amounts paid for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. Intangible assets that met the criteria established by U.S. GAAP for recognition apart from goodwill included the acquired ATM operating agreements and related customer relationships, branding agreements acquired in the 7-Eleven and EDC acquisitions, the Bank Machine and Allpoint (via the ATM National, Inc. acquisition) trade names, and the non-compete agreements entered into in connection with the CCS Mexico, EDC, LocatorSearch, and Mr. Cash acquisitions.

The excess of the cost of the above acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed is reflected as goodwill in our consolidated financial statements. As of December 31, 2011, our goodwill balance totaled $271.6 million, $104.1 million of which related to our acquisition of EDC, $84.5 million of which related to our acquisition of E*TRADE Access, $62.2 million of which related to our acquisition of the 7-Eleven Financial Services Business, and $13.4 million of which related to our acquisition of Bank Machine. The remaining balance was comprised of goodwill related to our other acquisitions. Other intangible assets, net, totaled $111.6 million as of December 31, 2011, and included the intangible assets described above, as well as deferred financing costs, exclusive license agreements, and upfront merchant site acquisition costs.

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead tested at least annually for impairment, and intangible assets that have finite useful lives are amortized over their estimated useful lives. We follow the specific guidance provided in U.S. GAAP for testing goodwill and other non-amortized intangible assets for impairment. The guidance requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Furthermore, this requirement exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future. We have determined the reporting units based on whether the components within our geographical segments were managed separately from the rest of the segment and if discrete financials were available for that component.  For the year ended December 31, 2011, we performed our annual goodwill impairment test for five separate reporting units – (1) the Company’s domestic reporting segment, excluding Allpoint; (2) the acquired Bank Machine operations; (3) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (4) the acquired ATM National operations (Allpoint); and (5) the acquired Canadian operations (Mr. Cash, subsequently renamed to Cardtronics Canada).

We evaluate the recoverability of our goodwill and non-amortized intangible assets by estimating the future discounted cash flows of the reporting units to which the goodwill and non-amortized intangible assets relate. We use discount rates corresponding to our cost of capital, risk-adjusted as appropriate, to determine the discounted cash flows, and consider current and anticipated business trends, prospects, and other market and economic conditions when performing our evaluations. These evaluations are performed on an annual basis at a minimum, or more frequently based on the occurrence of events that might indicate a potential impairment. Examples of events that might indicate impairment include, but are not limited to, the loss of a significant contract, a material change in the terms or conditions of a significant contract or significant decreases in revenues associated with a contract or business.

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

In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including: (1) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition; (2) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new bank branding arrangements; and (3) estimates regarding our ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. During the years ended December 31, 2011, 2010, and 2009, we recorded approximately $0.1 million, $0.2 million, and $1.2 million, respectively, in additional amortization expense related to the impairments of certain previously-acquired merchant contract/relationship intangible assets associated with our U.S. reporting segment.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event we do not believe we will be able to utilize the related tax benefits associated with deferred tax assets, we record valuation allowances to reserve for the assets. We released the valuation allowance of approximately $27.2 million associated with our domestic deferred tax assets during the year ended December 31, 2010. We believe that it is more likely than not that we will be able to realize the benefits associated with our net deferred tax asset positions in the United States and did not record a valuation allowance in 2011. During the years ended December 31, 2011 and 2010, we released approximately $43,000 and $0.2 million, respectively, in valuation allowances associated with our Mexico operations based on our determination that it was more likely than not that we will be able to realize the benefits associated with our net deferred tax asset positions in the future. In the United Kingdom, we established an additional $1.4 million and $4.0 million in valuation allowances for the years ended December 31, 2011and 2010, respectively, to reserve for various deferred tax assets associated with that operation. Finally, in Canada, we established approximately $136,000 in valuation allowance for the year ended December 31, 2011 to reserve for the deferred tax assets associated with that operation.

Asset Retirement Obligations. We estimate the fair value of future retirement obligations associated with our ATMs, including costs associated with deinstalling the ATMs and, in some cases, refurbishing the related merchant locations. Such estimates are based on a number of assumptions, including (1) the types of ATMs that are installed, (2) the relative mix where those ATMs are installed (i.e., whether such ATMs are located in single-merchant locations or in locations associated with large, geographically-dispersed retail chains), and (3) whether we will ultimately be required to refurbish the merchant store locations upon the removal of the related ATMs. Additionally, we are required to make estimates regarding the timing of when such retirement obligations will be incurred. We utilize a pooled approach in calculating and managing our retirement obligations, as opposed to a specific machine-by-machine approach, by pooling the retirement obligation of assets based on the estimated deinstallation dates. We periodically review the reasonableness of the retirement obligations balance by obtaining the current machine count and updated estimates to deinstall such machines.

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

Share-Based Compensation. We calculate the fair value of stock-based instruments awarded to employees and directors on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including (1) the number of awards that may ultimately be forfeited by the recipients, (2) the expected term of the underlying awards, and (3) the future volatility associated with the price of our common stock. Such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2011, are outlined in detail in Item 8, Financial Statements and Supplementary Data, Note 3, Stock-Based Compensation.

Derivative Financial Instruments. We recognize all of our derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (1) whether such instruments have been designated (and qualify) as part of a hedging relationship, and (2) on the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These instruments are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. As of December 31, 2011, the majority of our derivatives were designated as cash flow hedges, and, accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive loss line in the accompanying Consolidated Balance Sheet. Additionally, as of December 31, 2011, we had derivatives that were designated as economic hedges, for which the gain or loss was recognized in the Consolidated Statements of Operations during the current period. See Item 8, Financial Statements and Supplementary Data, Note 16, Derivative Financial Instruments for more details on our derivative financial instrument transactions.

New Accounting Pronouncements Issued but Not Yet Adopted

For information on new accounting pronouncements that had been issued as of December 31, 2011 but not yet adopted by us, see Item 8. Financial Statement and Supplementary Data, Note 1(v), New Accounting Pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure about Market Risk

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2011, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the United States, the United Kingdom, and Mexico. In the United States and the United Kingdom, we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the U.S. and U.K. LIBOR rates, respectively. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).  We currently do not have a material amount of vault cash in Canada, but expect to incur additional ATM vault cash rental expense in 2012 as we expand those operations.

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

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
United States	United Kingdom	Consolidated (1)	Fixed Rate	Term
(in thousands)
$750,000	£50,000	$827,451	3.45%	January 1, 2012 - December 31, 2012
$750,000	£25,000	$788,726	3.35%	January 1, 2013 - December 31, 2013
$750,000	£—	$750,000	3.29%	January 1, 2014 - December 31, 2014
$550,000	£—	$550,000	3.27%	January 1, 2015 - December 31, 2015
$350,000	£—	$350,000	3.28%	January 1, 2016 - December 31, 2016

____________

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.55 to £1.00, which was the exchange rate in effect as of December 31, 2011.

The following table presents a hypothetical sensitivity analysis of our vault cash interest expense in 2011 based on our outstanding vault cash balances as of December 31, 2011 and assuming a 100 basis point increase in interest rates:

	Vault Cash Balance as of December 31, 2011			As of December 31, 2011			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional currency)		(U.S. dollars)		Amount Hedged	% Hedged	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)			(In millions)
United States		$1,729.1	$1,729.1		$625.0	36.1%		$17.3	$17.3		$11.0	$11.0
United Kingdom		£221.9	343.7		£75.0	33.8%		£2.2	3.4		£1.5	2.3
Mexico	p$	307.3	22.0	p $	—	—	p$	3.1	0.2	p$	3.1	0.2
Canada	c$	0.7	0.7	c$	—	—	c$	—	—	c$	—	—
Total			$2,095.5						$20.9			$13.5

The following table presents a similar hypothetical sensitivity analysis of as the above table, but based on our average outstanding vault cash balances for the six months ended December 31, 2011 and assuming a 100 basis point increase in interest rates:

	Average Vault Cash Balance For the Six Months Ended December 31, 2011			As of December 31, 2011			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional currency)		(U.S. dollars)		Amount Hedged	% Hedged	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)			(In millions)
United States		$1,414.1	$1,414.1		$625.0	44.2%		$14.1	$14.1		$7.9	$7.9
United Kingdom		£167.1	265.7		£75.0	44.9%		£1.7	2.7		£0.9	1.5
Mexico	p$	289.5	22.5	p $	—	—	p$	2.9	0.2	p$	2.9	0.2
Canada	c$	0.2	0.2	c$	—	—	c$	—	—	c$	—	—
Total			$1,702.5						$17.0			$9.6

As of December 31, 2011, we had a net liability of $70.5 million recorded in our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. The vast majority of these swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. Certain interest rate swaps in the United Kingdom are not accounted for as cash flow hedges. Accordingly, changes in the fair values of such swaps are recorded in other expense (income) in the accompanying Consolidated Statements of Operations. However, due to certain offsetting interest rate swap transactions that were entered into in December 2009, changes in the values of these swaps have not had, and are not expected to have, a significant impact on our ongoing results of operations. Due to our determination that net deferred tax assets are realizable in the future, we now record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

Net amounts paid or received under our cash flow hedges are recorded as adjustments to our “Cost of ATM operating revenues” in the accompanying Consolidated Statements of Operations, as we utilize the interest rate swaps to economically hedge exposure to variable interest rates charged on outstanding vault cash balances, a cost of revenues activity. During the years ended December 31, 2011, 2010, and 2009, the gains or losses as a result of ineffectiveness associated with our existing cash flow hedges were immaterial. However, we recorded unrealized (losses) gains of $(0.1) million, $(0.1) million, and $1.4 million during the years ended December 31, 2011, 2010, and 2009, respectively, associated with changes in the mark-to-market values of certain interest rate swap contracts in the United Kingdom that did not qualify as cash flow hedges.

As of December 31, 2011, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in the Mexico, as we have historically not deemed it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in this market.

Interest expense. Our interest expense is also sensitive to changes in the interest rates in the United States, as our borrowings under our revolving credit facility accrue interest at floating rates. Based on the $166.0 million outstanding under the facility as of December 31, 2011, an increase of 100 basis points in the underlying interest rate would have had a $1.7 million impact on our interest expense. However, there is no guarantee that we will not borrow additional amounts under the facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant.

Outlook. If we continue to experience low short-term interest rates in the United States and the United Kingdom, it will serve to be beneficial to the amount of interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the United States and the United Kingdom.

Foreign Currency Exchange Risk

As a result of our operations in the United Kingdom, Mexico, and now Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the United States dollar relative to the British pound, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into United States dollars, with any corresponding translation gains or losses being recorded in other comprehensive income (loss) in our consolidated financial statements. As of December 31, 2011, this translation loss totaled approximately $27.1 million compared to approximately $26.6 million as of December 31, 2010.

Our consolidated financial results for 2011 were positively impacted by the increases in the value of the British pound relative to the United States dollar, but experienced a negative impact from the reduction in the value of the British pound relative to the United States dollar in the prior years (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional details on the impact of changes in the foreign exchange rate between the United States dollar and the British pound.) Our consolidated financial results were also slightly positively impacted by changes in the value of the Mexican peso relative to the United States dollar in 2011 and 2010, but experienced a similar negative impact from the changes in the value of the Mexican peso relative to the United States dollar in 2009. The overall combined effect of foreign currency exchange rates to our consolidated financial results was immaterial in 2011. A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our United Kingdom operations’ operating income for the year ended December 31, 2011 would have been immaterial. Similarly, a sensitivity analysis indicates that if the United States dollar uniformly strengthened or weakened 10% against the Mexican peso or the Canadian dollar for the year ended December 31, 2011, the effect upon the respective country’s operating income would have also been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our United Kingdom operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of December 31, 2011, the intercompany payable balance from our United Kingdom operations to the parent totaled $31.7 million, of which $5.8 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the United States dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of December 31, 2011, the effect upon our Consolidated Statements of Operations would be approximately $0.6 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardtronics, Inc.:

We have audited Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardtronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cardtronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Cardtronics, Inc. acquired EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc.; LocatorSearch, LLC; Mr. Cash ATM Network, Inc.; and Access to Money, Inc. (the “acquired companies”) during 2011, and management excluded from its assessment of the effectiveness of Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2011, the acquired companies’ internal control over financial reporting associated with 30% of total gross assets (of which 22% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 5% included in the consolidated financial statements of Cardtronics Inc. as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Cardtronics, Inc. also excluded an evaluation of the internal control over financial reporting of the acquired companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardtronics, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity, comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardtronics, Inc.:

We have audited the accompanying consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardtronics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Houston, Texas

February 27, 2012

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,576	$3,189
Accounts and notes receivable, net of allowance of $251 and $507 as of December 31, 2011 and 2010, respectively	40,867	20,270
Inventory	3,517	1,795
Restricted cash	4,512	4,466
Current portion of deferred tax asset, net	26,902	15,017
Prepaid expenses, deferred costs, and other current assets	13,056	10,222
Total current assets	94,430	54,959
Property and equipment, net	191,331	156,465
Intangible assets, net	111,603	74,799
Goodwill	271,562	164,558
Deferred tax asset, net	23,101	715
Prepaid expenses, deferred costs, and other assets	20,774	3,819
Total assets	$712,801	$455,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$2,317	$3,076
Current portion of other long-term liabilities	25,101	24,493
Accounts payable	33,337	20,167
Accrued liabilities	77,948	50,543
Current portion of deferred tax liability, net	927	715
Total current liabilities	139,630	98,994
Long-term liabilities:
Long-term debt	368,632	251,757
Deferred tax liability, net	—	10,268
Asset retirement obligations	34,517	26,657
Other long-term liabilities	56,877	23,385
Total liabilities	599,656	411,061

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 49,745,989 and 48,396,134 shares issued as of December 31, 2011 and 2010, respectively; 43,999,443 and 42,833,342 shares outstanding as of December 31, 2011 and 2010, respectively	4	4
Additional paid-in capital	234,716	213,754
Accumulated other comprehensive loss, net	(83,902)	(65,053)
Retained earnings (accumulated deficit)	14,270	(55,963)
Treasury stock; 5,746,546 and 5,562,792 shares at cost as of December 31, 2011 and 2010, respectively	(53,500)	(50,351)
Total parent stockholders’ equity	111,588	42,391
Noncontrolling interests	1,557	1,863
Total stockholders’ equity	113,145	44,254
Total liabilities and stockholders’ equity	$712,801	$455,315

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)

	Year Ended December 31,
	2011	2010	2009

Revenues:
ATM operating revenues	$597,219	$522,900	$483,138
ATM product sales and other revenues	27,357	9,178	10,215
Total revenues	624,576	532,078	493,353
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1(b))	396,347	351,490	333,907
Cost of ATM product sales and other revenues	23,768	8,902	10,567
Total cost of revenues	420,115	360,392	344,474
Gross profit	204,461	171,686	148,879
Operating expenses:
Selling, general, and administrative expenses	55,582	44,581	41,527
Acquisition-related expenses	4,747	—	—
Depreciation and accretion expense	47,962	42,724	39,420
Amortization expense	17,914	15,471	18,916
Loss on disposal of assets	981	2,647	6,016
Total operating expenses	127,186	105,423	105,879
Income from operations	77,275	66,263	43,000
Other expense (income):
Interest expense, net	20,116	26,629	30,133
Amortization of deferred financing costs and bond discounts	993	2,029	2,395
Write-off of deferred financing costs and bond discounts	—	7,296	—
Redemption costs for early extinguishment of debt	—	7,193	—
Other (income) expense	(804)	(878)	456
Total other expense	20,305	42,269	32,984
Income before income taxes	56,970	23,994	10,016
Income tax (benefit) expense	(13,176)	(17,139)	4,245
Net income	70,146	41,133	5,771
Net (loss) income attributable to noncontrolling interests	(87)	174	494
Net income attributable to controlling interests and available to common stockholders	$70,233	$40,959	$5,277

Net income per common share – basic	$1.60	$0.98	$0.13
Net income per common share – diluted	$1.58	$0.96	$0.13

Weighted average shares outstanding – basic	42,201,491	40,347,194	39,244,057
Weighted average shares outstanding – diluted	42,886,780	41,059,381	39,896,366

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Subscription Receivable	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings (Accumulated Deficit)	Treasury Stock	Non-controlling Interests	Total
Balance, January 1, 2009:	40,637	$4	$(34)	$194,101	$(64,025)	$(102,199)	$(48,221)	624	$(19,750)
Repayment of subscriptions	—	—	34	—	—	—	—	—	34
Issuance / (Redemption) of capital stock	264	—	—	1,595	—	—	(458)	—	1,137
Stock-based compensation charges	—	—	—	4,627	—	—	—	—	4,627
Unrealized losses on interest rate swaps	—	—	—	—	(1,046)	—	—	—	(1,046)
Net income attributable to controlling interests	—	—	—	—	—	5,277	—	—	5,277
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	494	494
Contributions from noncontrolling interest partner	—	—	—	—	—	—	—	526	526
Foreign currency translation adjustments	—	—	—	—	7,453	—	—	(42)	7,411
Balance, December 31, 2009:	40,901	$4	$—	$200,323	$(57,618)	$(96,922)	$(48,679)	$1,602	$(1,290)
Issuance / (Redemption) of capital stock	1,932	—	—	7,391	—	—	(1,672)	—	5,719
Stock-based compensation charges	—	—	—	6,040	—	—	—	—	6,040
Unrealized losses on interest rate swaps, net of income taxes of $1,383	—	—	—	—	(5,286)	—	—	—	(5,286)
Net income attributable to controlling interests	—	—	—	—	—	40,959	—	—	40,959
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	174	174
Foreign currency translation adjustments	—	—	—	—	(2,149)	—	—	87	(2,062)
Balance, December 31, 2010:	42,833	$4	$—	$213,754	$(65,053)	$(55,963)	$(50,351)	$1,863	$44,254
Issuance / (Redemption) of capital stock	1,166	—	—	11,640	—	—	(3,149)	—	8,491
Stock-based compensation charges	—	—	—	9,322	—	—	—	—	9,322
Unrealized losses on interest rate swaps, net of income taxes of $11,219	—	—	—	—	(18,283)	—	—	—	(18,283)
Net income attributable to controlling interests	—	—	—	—	—	70,233	—	—	70,233
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(87)	(87)
Foreign currency translation adjustments	—	—	—	—	(566)	—	—	(219)	(785)
Balance, December 31, 2011:	43,999	$4	$—	$234,716	$(83,902)	$14,270	$(53,500)	$1,557	$113,145

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2011	2010	2009

Net income	$70,146	$41,133	$5,771
Unrealized losses on interest rate swap contracts, net of income taxes of $11,219 and $1,383 in 2011 and 2010, respectively	(18,283)	(5,286)	(1,046)
Foreign currency translation adjustments	(566)	(2,149)	7,453
Other comprehensive (loss) income	(18,849)	(7,435)	6,407
Total comprehensive income	51,297	33,698	12,178
Less: comprehensive (loss) income attributable to noncontrolling interests	(306)	261	540
Comprehensive income attributable to controlling interests	$51,603	$33,437	$11,638

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$70,146	41,133	$5,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	65,876	58,195	58,336
Amortization of deferred financing costs and bond discounts	993	2,029	2,395
Write-off of deferred financing costs and bond discounts	—	7,296	—
Redemption costs for early extinguishment of debt	—	7,193	—
Stock-based compensation expense	9,324	6,037	4,620
Deferred income taxes	(14,864)	(18,737)	3,729
Loss on disposal of assets	981	2,647	6,016
Unrealized (gain) loss on derivative instruments	(1,086)	(972)	1,437
Amortization of accumulated other comprehensive losses associated with derivative instruments no longer designated as hedging instruments	170	1,573	—
Other reserves and non-cash items	111	926	(4,517)
Changes in assets and liabilities:
(Increase) decrease in accounts and notes receivable, net	(17,730)	7,056	(2,426)
(Increase) decrease in prepaid, deferred costs, and other current assets	(615)	(2,211)	7,255
Increase in inventory	(2,264)	—	(1,111)
(Increase) decrease in other assets	(17,865)	2,094	1,710
Increase (decrease) in accounts payable	4,556	6,384	(3,923)
Increase (decrease) in accrued liabilities	19,804	(9,751)	166
Decrease in other liabilities	(4,212)	(5,724)	(4,584)
Net cash provided by operating activities	113,325	105,168	74,874

Cash flows from investing activities:
Additions to property and equipment	(64,418)	(48,069)	(25,770)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	(2,468)	(2,583)	(261)
Acquisitions, net of cash acquired	(167,568)	—	—
Net cash used in investing activities	(234,454)	(50,652)	(26,031)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	381,738	382,400	55,882
Repayments of long-term debt and capital leases	(264,991)	(445,840)	(99,212)
(Repayments of) proceeds from borrowings under bank overdraft facility, net	(830)	995	(142)
Debt issuance and modification costs	(655)	(5,423)	(458)
Payments received on subscriptions receivable	—	—	34
Proceeds from exercises of stock options	11,420	7,390	1,596
Noncontrolling interest stockholder capital contributions	—	—	526
Repurchase of capital stock	(3,150)	(1,672)	(458)
Net cash provided by (used in) financing activities	123,532	(62,150)	(42,232)

Effect of exchange rate changes on cash	(16)	374	414
Net increase (decrease) in cash and cash equivalents	2,387	(7,260)	7,025

Cash and cash equivalents as of beginning of period	3,189	10,449	3,424
Cash and cash equivalents as of end of period	$5,576	3,189	$10,449

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$20,355	$29,830	$30,470
Cash paid for income taxes	$1,844	$831	$300
Capital expenditures financed by direct debt	$—	$542	$2,499

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation and Summary of Significant Accounting Policies

(a)  Description of Business

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of December 31, 2011, the Company provided services to approximately 52,900 devices across its portfolio, which included over 46,000 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 3,500 devices throughout the United Kingdom ("U.K."), approximately 2,800 devices throughout Mexico, and approximately 600 devices throughout Canada. Included in the U.S. number are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 52,900 devices are approximately 4,800 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., SunTrust Banks, Inc., and PNC Bank, N.A. As of December 31, 2011, over 15,400 of the Company’s devices were under contract with financial institutions to place their logos on those machines, thus providing convenient surcharge-free access for their banking customers. The Company also owns and operates the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 43,000 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. The Allpoint network includes a majority of the Company’s ATMs in the United States, Puerto Rico and Mexico, all of the Company’s ATMs in the United Kingdom, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator in that market. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network. Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

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

The Company presents “Cost of ATM operating revenues” and “Gross profit” within its consolidated financial statements exclusive of depreciation, accretion, and amortization expenses. The following table sets forth the amounts excluded from cost of ATM operating revenues and gross profit during the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$41,364	$35,521	$32,595
Amortization expense	17,914	15,471	18,916
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$59,278	$50,992	$51,511

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

(d)  Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as restricted cash in current or non-current assets on the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be used. There was $4.5 million of restricted cash in current assets as of both December 31, 2011 and 2010, and $38,000 and $331,000, respectively, in other non-current assets. Current restricted cash consisted of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Non-current restricted cash represented a certificate of deposit held at one of the banks utilized to provide cash for the Company’s ATMs and funds held at one of the banks utilized by the Company in its provision of automated consumer financial services at its multi-function device locations.

(e)  Cash Management Program

The Company relies on agreements with Bank of America, N.A. (“Bank of America”), Elan Financial Services (“Elan”) which is a business of U.S. Bancorp, Wells Fargo, N.A. (“Wells Fargo”), and another vault cash provider to provide the cash that it uses in its domestic devices (including Puerto Rico) in which the merchants do not provide their own cash. Additionally, the Company relies on Alliance & Leicester Commercial Bank (“ALCB”), which is owned by the Santander Group, in the United Kingdom and Bansí, S.A. Institución de Banca Múltiple (“Bansi”) and Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) in Mexico to provide it with its ATM cash needs. In Canada, the Company uses an armored courier to currently supply cash for a small number of ATMs. The Company pays a fee for its usage of this vault cash based on the total amount of cash outstanding at any given time, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the devices. At all times, beneficial ownership of the cash is retained by the cash providers, and the Company has no access or right to the cash except for those ATMs that are serviced by the Company’s wholly-owned armored courier operation in the United Kingdom. While such armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. The Company’s domestic vault cash agreements with Bank of America, Elan, and Wells Fargo currently extend through October 2013, December 2016, and July 2013, respectively. (See Note 19, Concentration Risk for additional information on the concentration risk associated with the Company’s arrangements with Bank of America and Wells Fargo.)  The Company also has another domestic vault cash agreement that extends through December 2014. With respect to its United Kingdom operations, the Company’s current agreement with ALCB expired during 2011, but is operated on a month-to-month basis while the renewal terms are being negotiated. The Company’s vault cash agreement in Mexico with Bansi (noncontrolling interest partner in Cardtronics Mexico) expires in March 2012. Finally, the agreement with Banorte in Mexico has a mandatory period for provision of vault cash through January 2015, at which time the agreement will be automatically extended for successive 12-month periods unless terminated by either party. Based on the foregoing, such cash, and the related obligations, are not reflected in the accompanying consolidated financial statements. The amount of cash in the Company’s devices was approximately $2.1 billion and $1.4 billion as of December 31, 2011 and 2010, respectively.

(f)  Accounts Receivable, including Allowance for Doubtful Accounts

Accounts receivable are primarily comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date, as well as receivables for equipment sales. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based on an analysis of its past due accounts. All balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the year ended December 31, 2011, the Company recorded approximately $84,000 in net recoveries and approximately $136,000 and $140,000, respectively, of bad debt expense for the years ended December 31, 2010 and 2009.

(g)  Inventory

Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)
ATMs	$1,646	$1,132
ATM parts and supplies	2,928	1,054
Total	4,574	2,186
Less: Inventory reserves	(1,057)	(391)
Net inventory	$3,517	$1,795

(h)  Property and Equipment, Net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to eight years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Also included in property and equipment are new ATMs and/or financial services kiosks and the associated equipment the Company has acquired for future installation. Such devices are held as “deployments in process” and are not depreciated until actually installed. Depreciation expense for property and equipment for the years ended December 31, 2011, 2010, and 2009 was $45.7 million, $40.1 million, and $37.4 million, respectively. The amounts for 2009 and 2010 included the amortization expense associated with the assets under capital leases that were assumed by the Company in its acquisition of the financial services business of 7-Eleven, Inc. (the “7-Eleven ATM Transaction”) in 2007.  As of December 31, 2011, the Company did not have any capital leases outstanding. See Note 1(l), Asset Retirement Obligations, for additional information on asset retirement obligations associated with the Company’s devices.

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

(i)  Goodwill and Other Intangible Assets

The Company’s intangible assets include merchant contracts/relationships and a branding agreement acquired in connection with acquisitions of ATM and kiosk-related assets (i.e., the right to receive future cash flows related to transactions occurring at these merchant locations), exclusive license agreements and site acquisition costs (i.e., the right to be the exclusive ATM or kiosk service provider, at specific locations, for the time period under contract with a merchant customer), non-compete agreements, deferred financing costs relating to the Company’s credit agreements (see Note 10, Long-Term Debt), and the Bank Machine and Allpoint trade names acquired. Additionally, the Company has goodwill related to the acquisitions of E*TRADE Access, Bank Machine, ATM National, Cardtronics Mexico, the financial services business of 7-Eleven (the “7-Eleven Financial Services Business”), and as is further described in Note 2, Acquisitions, the Company now also has goodwill related to the following acquisitions that were completed during 2011: EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc. ("EDC"); LocatorSearch, LLC; Mr. Cash ATM Network, Inc.; and Access to Money, Inc.

The estimated fair value of the merchant contracts/relationships within each acquired portfolio is determined based on the estimated net cash flows and useful lives of the underlying contracts/relationships, including expected renewals. The merchant contracts/relationships comprising each acquired portfolio are typically homogenous in nature with respect to the underlying contractual terms and conditions. Accordingly, the Company generally pools such acquired merchant contracts/relationships into a single intangible asset, by acquired portfolio, for purposes of computing the related amortization expense. The Company amortizes such intangible assets on a straight-line basis over the estimated useful lives of the portfolios to which the assets relate. Because the net cash flows associated with the Company’s acquired merchant contracts/relationships have historically increased subsequent to the acquisition date, the use of a straight-line method of amortization effectively results in an accelerated amortization schedule. As such, the straight-line method of amortization most closely approximates the pattern in which the economic benefits of the underlying assets are expected to be realized. The estimated useful life of each portfolio is determined based on the weighted-average lives of the expected cash flows associated with the underlying merchant contracts/relationships comprising the portfolio, and takes into consideration expected renewal rates and the terms and significance of the underlying contracts/relationships themselves. Certain acquired merchant contracts/relationships may have unique attributes, such as significant contractual terms or value, and in such cases, the Company will separately account for these contracts in order to better assess the value and estimated useful lives of the underlying merchant relationships. See Note 1(j), Impairment of Long-Lived Assets and Goodwill,  below for further discussion related to the Company’s evaluation of significant merchant contracts. If, subsequent to the acquisition date, circumstances indicate that a shorter estimated useful life is warranted for an acquired portfolio or an individual customer relationship as a result of changes in the expected future cash flows associated with the individual contracts/relationships comprising that portfolio or relationship, then that portfolio’s remaining estimated useful life and related amortization expense are adjusted accordingly on a prospective basis.

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

(j)  Impairment of Long-Lived Assets and Goodwill

Long-lived assets. The Company places significant value on the installed devices that it owns and manages in merchant locations as well as the related acquired merchant contracts/relationships and the branding agreements. Long-lived assets, such as property and equipment and purchased contract intangibles subject to amortization, are reviewed for impairment at least annually and additionally whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company tests its acquired merchant contract/relationship intangible assets for impairment, along with the related devices, on an individual contract/relationship basis for the Company’s significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships.

In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, the Company analyzes a number of relevant factors, including: (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition; (ii) estimates regarding the Company’s ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional devices, and the generation of incremental revenues from increased surcharges and/or new branding arrangements; and (iii) estimates regarding the Company’s ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related devices, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction (e.g., branding revenue). A portfolio of purchased contract intangibles, including the related devices, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, the Company evaluates the recoverability of the intangible asset, and the related devices, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible and intangible assets exceeded the calculated fair value. The Company recorded approximately $0.1 million, $0.2 million, and $1.2 million in additional amortization expense during the years ended December 31, 2011, 2010, and 2009, respectively, related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with its United States reporting segment.

Goodwill and other indefinite lived intangible assets. As of December 31, 2011, the Company had $271.6 million in goodwill and $3.3 million of indefinite lived intangible assets reflected in its Consolidated Balance Sheet. The Company reviews the carrying amount of its goodwill and indefinite lived intangible assets for impairment at least annually and more frequently if conditions warrant. Under U.S. GAAP, goodwill and indefinite lived intangible assets should be tested for impairment at the reporting unit level, which in the Company’s case involves five separate reporting units: (i) the Company’s domestic reporting segment, excluding Allpoint; (ii) the acquired Bank Machine operations; (iii) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (iv) the acquired ATM National operations (Allpoint); and (v) the acquired Canadian operations (Mr. Cash). For each reporting unit, the carrying amount of the net assets associated with the applicable reporting unit is compared to the estimated fair value of such reporting unit as of the testing date (i.e., December 31, 2011). When estimating fair values of a reporting unit for its goodwill impairment test, the Company utilizes a combination of the income approach and market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows, which have been discounted using a weighted-average cost of capital rate for each reporting unit. The market approach provides an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, is then compared to the fair value of the Company as a whole, as determined based on the market approach. If such amounts are consistent, the estimated fair values for each reporting unit, as derived from the income approach, are utilized.

All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management. The primary assumptions used in the income approach are estimated cash flows, the weighted average cost of capital for each reporting unit, and valuation multiples assigned to the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) amounts of each reporting unit in order to assess the terminal value for each reporting unit. Estimated cash flows are primarily based on the Company’s projected revenues, operating costs, and capital expenditures and are discounted based on comparable industry average rates for the weighted-average cost of capital for each reporting unit. The Company utilized discount rates based on weighted-average cost of capital amounts ranging from 11.8% to 14.4% when estimating the fair values of its reporting units as of December 31, 2011. With respect to the EBITDA multiples utilized in assessing the terminal value of each of its reporting units, the Company utilized the current multiple assigned specifically to its own company, but also compared it to current and historical valuation multiples assigned to a number of its industry peer group companies for reasonableness.

Based on the results of the impairment analysis performed for the year ended December 31, 2011, the Company determined that no goodwill impairment existed as of December 31, 2011, and the fair values of its reporting units were generally substantially in excess of the carrying values of such reporting units.

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

(l)  Asset Retirement Obligations

The Company estimates the fair value of future retirement costs associated with its ATMs and recognizes this amount as a liability on a pooled basis based on estimated deinstallation dates in the period in which it is incurred, and when it can be reasonably estimated. The Company’s estimates of fair value involve discounted future cash flows. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the depreciation and accretion expense line in the accompanying consolidated financial statements. As the liability is not revalued on a recurring basis, it is periodically reevaluated based on current information. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. Additionally, the Company capitalizes the initial estimated fair value amount as an asset and depreciates the amount over its estimated useful life. Additional information regarding the Company’s asset retirement obligations is included in Note 11, Asset Retirement Obligations.

(m)  Revenue Recognition

ATM operating revenues. Substantially all of the Company’s revenues are generated from ATM and kiosk operating and transaction-based fees, which primarily include surcharge fees, interchange fees, bank branding revenues, surcharge-free network fees, managed services fees and other revenue items, including maintenance fees and fees from other consumer financial services offerings such as check-cashing, remote deposit capture and bill pay services. Such amounts are reflected as “ATM operating revenues” in the accompanying Consolidated Statements of Operations. Surcharge and interchange fees are recognized daily as the underlying transactions are processed. Branding fees are generated by the Company’s bank branding arrangements, under which financial institutions generally pay a fixed monthly fee per device to the Company to put their brand name on selected ATMs and multi-function kiosks within the Company’s portfolio. In return for such fees, the branding institution’s customers can use those branded devices without paying a surcharge fee. The monthly per device branding fees are recognized as revenues on a monthly basis as earned, and are subject to escalation clauses within the agreements. In addition to the monthly branding fees, the Company may also receive a one-time set-up fee per device. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate the Company for the burden incurred related to the initial set-up of a branded device versus the on-going monthly services provided for the actual branding. In accordance with U.S. GAAP, the Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank branding agreements. With respect to Allpoint, the Company’s surcharge-free network, the Company allows cardholders of financial institutions that participate in Allpoint to utilize the Company’s network of devices on a surcharge-free basis. In return, the participating financial institutions pay a fixed fee per month per cardholder or a fee per transaction to the Company. These surcharge-free network fees are recognized as revenues on a monthly basis as earned. Under a managed services offering, the Company typically receives a fixed management fee which may be supplemented by certain additional fees based on transaction volume. While the management fee and any additional fees are recognized as revenue on a monthly basis as earned, the surcharge and interchange fees generated by the ATM under the managed services agreement are earned by the Company’s customer, therefore, not recorded as revenue of the Company. With respect to maintenance services, the Company typically charges a fixed fee per month per device to its subscribing customers and outsources the fulfillment of those maintenance services to a third-party service provider for a corresponding fixed fee per month per device. Accordingly, the Company recognizes such service agreement revenues and the related expenses on a monthly basis as earned. Finally, with respect to its automated consumer financial services offerings, the Company typically recognizes the revenues as the services are provided and the revenues earned. In addition to the transaction-based fees, the Company may also receive upfront payments from third-party service providers associated with providing certain of these services, which are deferred and recognized as revenue over the underlying contractual period.

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

Merchant-owned arrangements. In connection with the Company’s merchant-owned ATM operating/processing arrangements, the Company typically pays all or a sizable portion of the surcharge fees that it earns to the merchant as fees for providing, placing, and maintaining the ATM unit. Pursuant to the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-45-45, Revenue Recognition – Principal Agent Considerations – Other Presentation Matters, the Company has assessed whether to record such payments as a reduction of associated ATM transaction revenues or a cost of revenues. Specifically, if the Company acts as the principal and is the primary obligor in the ATM transactions, provides the processing for the ATM transactions, and has the risks and rewards of ownership, including the risk of loss for collection, the Company recognizes the surcharge and interchange fees on a gross basis and does not reduce its reported revenues for payments made to the various merchants and retail establishments where the ATM units are housed. As a result, for agreements under which the Company acts as the principal, the Company records the total amounts earned from the underlying ATM transactions as ATM operating revenues and records the related merchant commissions as a cost of ATM operating revenues. However, for those agreements in which the Company does not meet the majority of the criteria to qualify as the principal agent in the transaction, the Company does not record the related surcharge revenue as the rights associated with this revenue stream inure to the benefit of the merchant.

(n)  Stock-Based Compensation

The Company calculates the fair value of stock-based instruments awarded to employees on the date of grant and recognizes the calculated fair value as compensation cost over the requisite service period. For additional information on the Company’s stock-based compensation, see Note 3, Stock-Based Compensation.

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

During the fourth quarter of 2009, the Company determined that two of its interest rate swap transactions that were previously designated as cash flow hedges no longer qualified for hedge accounting treatment due to a change in the pricing of the underlying vault cash rental agreement. Accordingly, the Company recognized a $1.4 million unrealized loss associated with those swaps during the fourth quarter of 2009. Subsequent unrealized gains and losses associated with these swaps, along with the related realized gains and losses (for amounts received or paid on offsetting swaps), have been recorded monthly. Such gains and losses have been reflected in “Other (Income) Expense” in the accompanying Consolidated Statements of Operations. See Note 16, Derivative Financial Instruments for more details on the Company’s derivative financial instrument transactions.

(p)  Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. U.S. GAAP does not require the disclosure of the fair value of lease financing arrangements and non-financial instruments, including intangible assets such as goodwill and the Company’s merchant contracts/relationships. See Note 17, Fair Value Measurements.

(q)  Foreign Currency Translation

The Company is exposed to foreign currency translation risk with respect to its operations in the United Kingdom, Mexico, and Canada. The functional currencies for these businesses are the British pound, the Mexican peso, and the Canadian dollar, respectively. Accordingly, results of operations of the Company’s international subsidiaries are translated into United States dollars using average exchange rates in effect during the periods in which those results are generated. Furthermore, the Company’s foreign operations’ assets and liabilities are translated into United States dollars using the exchange rate in effect as of each balance sheet reporting date. The resulting translation adjustments have been included in accumulated other comprehensive loss, net in the accompanying Consolidated Balance Sheets.

The Company currently believes that the unremitted earnings of its Mexican and Canadian subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.

(r)  Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets, and current period activity is reflected in the accompanying Consolidated Statements of Comprehensive Income (Loss). The Company’s other comprehensive loss is composed of (i) foreign currency translation adjustments and (ii) unrealized losses associated with the Company’s interest rate hedging activities, net of related income taxes.

The following table sets forth the components of accumulated other comprehensive loss, net as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Foreign currency translation adjustments	$(27,135)	$(26,569)
Unrealized losses on interest rate swaps, net of income taxes of $11,219 and $1,383 in 2011 and 2010, respectively	(56,767)	(38,484)
Total accumulated other comprehensive loss, net	$(83,902)	$(65,053)

See Note 18, Income Taxes, for additional information on the Company’s deferred taxes and associated with its interest rate swaps.

(s)  Treasury Stock

Treasury stock is recorded at cost and carried as a reduction to stockholders’ equity until retired or reissued.

(t)  Advertising Costs

Advertising costs are expensed as incurred and totaled $1.9 million, $1.2 million, and $1.0 million during the years ended December 31, 2011, 2010, and 2009, respectively.

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

(v)  New Accounting Pronouncements

The Company adopted the following accounting standards during 2011:

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

As of December 31, 2011, the following accounting standards and interpretations were issued but have not yet been adopted by the Company:

Fair Value Measurements. In May 2011, the FASB issued Accounting Standards Updates (“ASU”) 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for the Company beginning January 1, 2012, with early adoption permitted, and will be applied prospectively. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial position or results of operations.

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

(2) Acquisitions

Acquisition of EDC

On June 19, 2011, the Company signed a definitive agreement to acquire all of the outstanding securities of EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc. (collectively referred to as "EDC") from EDC Holding Company, LLC for approximately $145.0 million in cash. On July 25, 2011, the Company completed this acquisition through borrowings under its amended credit facility.

As a result of the acquisition, the Company added over 3,600 ATMs across 47 states, with the majority of the machines located in high-traffic convenience store locations. In addition, many of the EDC ATMs were under contract with financial institutions to carry their brand and logo on the ATM, which has further enhanced the Company's surcharge-free product offerings.

The results of operations of the acquired EDC portfolio have been included in the Company's consolidated statement of operations subsequent to the July 25, 2011 acquisition date. Revenue of $26.5 million and earnings of approximately $0.1 million were included in the year ended December 31, 2011. The estimated earnings since acquisition includes approximately $1.4 million in acquisition-related expenses incurred during the year.

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

Cash and cash equivalents	$3,531
Accounts and notes receivable	741
Inventory	88
Prepaid expenses, deferred costs, and other current assets	1,297
Property and equipment	9,961
Intangible assets	46,000
Goodwill	104,135
Other assets	9
Total assets acquired	165,762

Accounts payable	4,405
Accrued liabilities	4,200
Asset retirement obligations	1,902
Deferred tax liability, net	5,755
Other long-term liabilities	4,500
Total liabilities assumed	20,762

Net assets acquired	$145,000

The fair values of intangible assets acquired were determined by utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The intangible assets acquired as part of the EDC acquisition are being amortized on a straight-line basis, and consist of the following:

	Fair Values (in thousands)	Useful Lives	Weighted Average Period Before Next Renewal
Customer contracts	$33,700	7 to 9.4 years	6.8 years
Bank branding contracts	11,200	4.1 years	3.8 years
Non-compete agreements	1,100	2 years	—
Total	$46,000

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired EDC portfolios for the years ended December 31, 2011 and 2010, after giving effect to certain pro forma adjustments including: (i) elimination of intercompany transactions prior to the consummation of EDC into the Company, (ii) amortization of acquired intangible assets and unfavorable contract liabilities assumed, (iii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, and (iv) interest expense adjustment for historical long-term debt of EDC that was repaid and interest expense on additional borrowings by the Company to fund the acquisition.

	2011	2010
	(In thousands)
Net revenue	$658,535	$583,491
Net income attributable to controlling interests and available to common stockholders	66,270	44,082

Pro forma earnings per share – basic	$1.57	$1.09
Pro forma earnings per share – diluted	$1.55	$1.07

The unaudited pro forma financial results do not reflect the impact of the other acquisitions consummated by the Company in 2011 (see further details below in Other Acquisitions), as the impact from these acquisitions would not be material to its condensed consolidated results of operations. The unaudited pro forma financial results assume that the acquisition occurred on January 1, 2010, and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Other Acquisitions

During the year ended December 31, 2011, the Company completed three other business combinations that were not material individually or in the aggregate:

(1) On August 1, 2011, the Company acquired LocatorSearch, LLC, a provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek.

(2) On October 28, 2011, the Company acquired Mr. Cash ATM Network, Inc. (“Mr. Cash”), a privately-held company with approximately 600 ATMs across Canada. With its acquisition of Mr. Cash, the Company expanded its international presence into Canada.

(3) On November 1, 2011, the Company completed the acquisition of Access to Money, Inc. ("Access to Money"), pursuant to the Agreement and Plan of Merger that was previously announced on August 15, 2011. Access to Money operated approximately 10,000 ATMs across all 50 states, with the majority of those ATMs owned by the merchant operating the store in which the ATM is located. In addition to the cash consideration at closing, the Company may pay certain deferred contingent consideration up to a maximum of $5.25 million to a former subordinated debt holder of Access to Money over the next four years, if certain post-acquisition performance metrics are achieved.

The purchase price paid for these business combinations (net of cash acquired) aggregated to approximately $29.1 million, including approximately $3.5 million in contingent consideration which was recorded on a discounted present value basis. Purchased identifiable finite-lived intangible assets related to these acquisitions totaled approximately $6.7 million and will be amortized on a straight-line basis over a weighted-average life of 6.2 years (lives ranging from 3 to 7 years). Total goodwill related to these acquisitions was approximately $2.9 million. The results of operations for all acquired businesses have been included in the accompanying condensed consolidated statements of operations from the dates of acquisition. Pro forma information for the above three acquisitions is not provided because they did not have a material effect on the Company’s consolidated results of operations.

(3)  Stock-Based Compensation

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

	2011	2010	2009
	(In thousands)
Cost of ATM operating revenues	$903	$753	$798
Selling, general, and administrative expenses	8,421	5,284	3,822
Total stock-based compensation expense	$9,324	$6,037	$4,620

The increase in stock-based compensation expense in 2011 compared to 2010 and 2009 was due to the issuance of additional shares of restricted stock awards ("RSAs") and restricted stock units ("RSUs") to certain of the Company's employees and directors during 2011. All grants during the periods above were granted under the Company's Amended and Restated 2007 Stock Incentive Plan (discussed below).

During the first quarter of 2011, the Company granted RSUs under the Company's 2011 Long Term Incentive Plan (the "2011 LTIP"), which is an equity program under the 2007 Stock Incentive Plan. A base pool of 273,411 RSUs has been set aside for the 2011 LTIP. From this amount, the Compensation Committee of the Company's Board of Directors (the "Committee") granted RSUs totaling 264,750, which could result in the issuance of up to 546,822 shares of common stock in the future, depending on the Company's achievement of certain performance levels during calendar year 2011. The fair value of a single RSU granted under the 2011 LTIP was $16.82 on the date of the grant. These grants have both a performance-based and a service-based vesting schedule; accordingly, the number of RSUs potentially earned by an individual will be based on the level of performance achieved during calendar year 2011. Once the performance-based vesting requirements are determined to be met by the Committee, the RSUs will be earned by the individual and will vest 50% on the second anniversary of the grant date and 25% each on the third and fourth anniversaries of the grant date. Although the RSUs were not be considered earned and outstanding until at least the minimum performance metrics were met, the Company recognized the related compensation expense over the requisite service period using a graded vesting methodology. As of December 31, 2011, compensation expense for the achievement of maximum performance level (200% of the granted and non-forfeited RSUs) was recognized as management had determined that the corresponding performance levels during calendar year 2011 had been met.

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

2007 Plan. In August 2007, the Company’s Board of Directors and the stockholders of the Company approved the 2007 Plan. The adoption, approval, and effectiveness of this plan were contingent upon the successful completion of the Company’s initial public offering, which occurred in December 2007. The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, options that do not constitute incentive stock options, restricted stock awards, phantom stock awards, restricted stock units, bonus stock awards, performance awards, and annual incentive awards. The number of shares of common stock that may be issued under the 2007 Plan may not exceed 5,179,393 shares, which was increased by 2,000,000 shares, from 3,179,393 shares, at the Company’s 2010 Annual Meeting of Shareholders held on June 15, 2010.  The shares issued under the 2007 Plan are subject to further adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2011, 416,500 options and 2,855,890 shares of restricted stock, net of cancellations, had been granted under the 2007 Plan.

2001 Plan. In June 2001, the Company’s Board of Directors adopted the 2001 Plan, which was subsequently amended for various reasons. As a result of the adoption of the 2007 Plan, at the direction of the Board of Directors, no further awards will be granted under the Company’s 2001 Plan. As of December 31, 2011, options to purchase an aggregate of 6,438,172 shares of common stock (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which the Company considered as non-qualified stock options, and options to purchase 5,225,812 shares of common stock had been exercised.

Stock Options. The following table is a summary of the Company’s stock option transactions for the year ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Options outstanding as of January 1, 2011	2,512,005	$9.63
Exercised	(1,207,555)	$9.64
Forfeited	(22,500)	$3.10
Options outstanding as of December 31, 2011	1,281,950	$9.73	$22,617	4.26 years

Options vested and exercisable as of December 31, 2011	1,192,200	$9.89	$20,850	4.01 years

Options exercised during the years ended December 31, 2011, 2010, and 2009 had a total intrinsic value of approximately $15.1 million, $11.3 million, and $2.3 million, respectively, which resulted in tax benefits to the Company of approximately $5.3 million, $3.9 million, and $0.8 million, respectively. However, because the Company is currently in a net operating loss carryforward position, such benefits have not been reflected in the accompanying consolidated financial statements. The cash received by the Company as a result of option exercises was $11.4 million, $7.4 million, and $1.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Company handles stock option exercises and other stock grants through the issuance of new common shares.

Fair Value Assumptions. The Company utilizes the Black-Scholes option-pricing model to value options, which requires the input of certain subjective assumptions, including the expected life of the options, a risk-free interest rate, a dividend rate, an estimated forfeiture rate, and the future volatility of the Company’s common equity. These assumptions are based on management’s best estimate at the time of grant. There were no options granted in 2011. Listed below are the assumptions utilized in the fair value calculations for options issued during 2010 and 2009:

	2010	2009
Weighted average estimated fair value per stock option granted	$5.50	$3.02
Valuation assumptions:
Expected option term (in years)	6.25	6.25
Expected volatility	46.5% - 50.0%	49.5% - 53.3%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.7% - 3.0%	2.3% - 3.0%

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

Non-Vested Stock Options. The following table is a summary of the status of the Company’s non-vested stock options as of December 31, 2011, and changes during the year ended December 31, 2011:

	Number of Shares Under Outstanding Options	Weighted Average Grant Date Fair Value
Non-vested options as of January 1, 2011	349,547	$3.34
Forfeited	(22,500)	$1.32
Vested	(237,297)	$3.34
Non-vested options as of December 31, 2011	89,750	$3.82

As of December 31, 2011 there was $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s equity incentive plans. That cost is expected to be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 1.7 years. The total fair value of options that vested during the year ended December 31, 2011 was 0.8 million, and during each of the years ended December 31, 2010 and 2009 was $1.5 million. Compensation expense recognized related to stock options totaled approximately $0.5 million, $1.1 million, and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted Share Awards. A summary of the Company’s outstanding RSAs as of December 31, 2011 and changes during the year ended December 31, 2011 are presented below:

Number of Shares
RSAs outstanding as of January 1, 2011	1,558,315
Granted	143,200
Vested	(567,403)
Forfeited	(27,500)
RSAs outstanding as of December 31, 2011	1,106,612

During 2011, the Company granted 143,200 RSAs to certain employees and directors. These shares, the majority of which represent shares that will vest ratably over a four-year service period, had a total grant-date fair value of $3.3 million, or a weighted-average of $23.13 per share. The total fair value of RSAs that vested during the years ended December 31, 2011, 2010, and 2009 was $5.7 million, $3.1 million and $3.6 million, respectively.  Compensation expense associated with the RSA grants totaled approximately $5.9 million, $4.9 million, and $3.1 million during 2011, 2010, and 2009, respectively, and based upon management’s estimates of forfeitures, there was approximately $9.5 million of unrecognized compensation cost associated with these shares as of December 31, 2011, which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.5 years.

(4)  Earnings per Share

The Company reports its earnings per share under the two-class method. Potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related income statement impacts) when their impact on net income available to common stockholders is anti-dilutive. Dilutive securities were included in the calculation of diluted earnings per share for the years ended December 31, 2011, 2010, and 2009, as the Company reported net income for these years.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, such restricted shares are considered to be participating securities and as such, the Company has allocated the undistributed earnings for the years ended December 31, 2011, 2010, and 2009 among the Company’s outstanding common shares and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	2011
	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$70,233
Less: undistributed earnings allocated to unvested restricted shares	(2,626)
Net income available to common stockholders	$67,607	42,201,491	$1.60

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$2,626
Stock options added to the denominator under the treasury stock method		685,289
Less: Undistributed earnings reallocated to restricted shares	(2,586)
Net income available to common stockholders and assumed conversions	$67,647	42,886,780	$1.58

	2010			2009
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$40,959			$5,277
Less: undistributed earnings allocated to unvested restricted shares	(1,562)			(180)
Net income available to common stockholders	$39,397	40,347,194	$0.98	$5,097	39,244,057	$0.13

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$1,562			$180
Stock options added to the denominator under the treasury stock method		712,187			652,309
Less: Undistributed earnings reallocated to restricted shares	(1,536)			(177)
Net income available to common stockholders and assumed conversions	$39,423	41,059,381	$0.96	$5,100	39,896,366	$0.13

The computation of diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 excluded 501,331 shares, 476,162, shares, and 37,348 shares, respectively, of potentially dilutive common shares related to restricted stock because the effect would have been anti-dilutive.

(5)  Related Party Transactions

The CapStreet Group. Fred R. Lummis, the former Chairman of the Company’s Board of Directors, is a senior advisor to The CapStreet Group, LLC, the ultimate general partner of CapStreet II, L.P. and CapStreet Parallel II, L.P., which did not own any of the Company’s outstanding common stock as of December 31, 2011, but was a major shareholder through the first half of 2010. From March 17, 2009 to February 1, 2010, Mr. Lummis served as the Company’s interim Chief Executive Officer, for which the Board awarded him a one-time payment of $250,000 in 2010.

receiver overseeing the seized assets

Jorge Diaz, a member of the Company’s Board of Directors, is the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv, Inc. During the years ended December 31, 2011, 2010 and 2009, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment. During the years ended December 31, 2010 and 2009, amounts paid to Fiserv represented approximately 1.7% and 6.1%, respectively, of the Company’s total cost of revenues and selling, general, and administrative expenses. The amount paid to Fiserv in 2011 was immaterial.

Bansi, an entity that owns a noncontrolling interest in the Company’s subsidiary Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico in the normal course of business, including serving as the vault cash provider, bank sponsor, as well as providing other miscellaneous services. Amounts paid to Bansi represented approximately 1.0% and 0.8% of the Company’s total cost of revenues and selling, general, and administrative expenses for the years ended December 31, 2010 and 2009, respectively. The amount paid to Bansi in 2011 was immaterial.

(6)  Property and Equipment, net

The following is a summary of the components of property and equipment as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)
ATM equipment and related costs	$309,760	$247,621
Office furniture, fixtures, and other	52,675	43,677
Total	362,435	291,298
Less accumulated depreciation	(171,104)	(134,833)
Net property and equipment	$191,331	$156,465

The property and equipment balances include deployments in process, as discussed in Note 1(h), Property and Equipment, Net, of $14.4 million and $4.8 million as of December 31, 2011 and 2010, respectively.

(7)  Intangible Assets

Intangible Assets with Indefinite Lives. The following table depicts the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2009, 2010, and 2011, as well as the changes in the net carrying amounts for the years ended December 31, 2010 and 2011 by segment:

	Goodwill
	U.S.	U.K.	Other International	Total
	(In thousands)
Balance as of January 1, 2010:
Gross balance	$150,461	$63,994	$714	$215,169
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$13,991	$714	$165,166

Foreign currency translation adjustments	—	(601)	(7)	(608)
Balance as of December 31, 2010:
Gross balance	$150,461	$63,393	$707	$214,561
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$13,390	$707	$164,558

Acquisitions	105,004	—	2,044	107,048
Foreign currency translation adjustments	—	(29)	(15)	(44)

Balance as of December 31, 2011:
Gross balance	$255,465	$63,364	$2,736	$321,565
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$255,465	$13,361	$2,736	$271,562

	Trade Name
	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2010	$200	$3,243	$3,443
Foreign currency translation adjustments	—	(138)	(138)
Balance as of December 31, 2010	200	3,105	3,305
Foreign currency translation adjustments	—	(7)	(7)
Balance as of December 31, 2011	$200	$3,098	$3,298

Intangible Assets with Definite Lives. The following is a summary of the Company’s intangible assets that are subject to amortization as of December 31, 2011 as well as the weighted average remaining amortization period:

	Weighted Average Remaining Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Customer and branding contracts/relationships	5.9	$211,108	$(111,823)	$99,285
Deferred financing costs	5.8	9,169	(3,479)	5,690
Exclusive license agreements	3.0	6,569	(4,844)	1,725
Non-compete agreements	2.4	1,981	(376)	1,605
Total		$228,827	$(120,522)	$108,305

The majority of the Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from four to ten years for customer and branding contracts/relationships, two to eight years for exclusive license agreements, and two to four years for non-compete agreements. Deferred financing costs are amortized through interest expense over the contractual term of the underlying borrowings utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.

Amortization of customer and branding contracts/relationships, exclusive license agreements, and non-compete agreements, including impairment charges, totaled $17.9 million, $15.5 million, and $18.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Company recorded approximately $0.1 million, $0.2 million, and $1.2 million in additional amortization expense during the years ended December 31, 2011, 2010, and 2009, respectively, related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with its United States reporting segment.  The $1.2 million impairment charge recorded in 2009 related to the unamortized intangible asset associated with one of the Company’s merchants, which was acquired by the Company’s United States reporting segment in 2005. The impairment resulted from higher-than-anticipated attrition of sites in this portfolio, stemming from the merchant’s decision to divest of the majority of its domestic retail locations. Although this merchant announced its divestiture program in 2007, it was not until the fourth quarter of 2009 that the full impact of the sales and attrition was evident. As a result of the anticipated reduction in future cash flows from the portfolio, the Company concluded in the fourth quarter of 2009 that an impairment of the related contract intangible asset was warranted. It should be noted that the Company received a one-time payment from this merchant in May 2009 totaling $0.8 million relating to certain divestitures made by the merchant in prior periods. At the time, it was determined that the future cash flows under the remaining portfolio of ATMs would be sufficient to recover the carrying value of the related tangible and intangible assets. Accordingly, such amount was recorded as other income in the accompanying Consolidated Statements of Operations. As such, the net amount impacting the Company’s consolidated results in 2009 totaled $0.4 million.

Amortization of deferred financing costs and bond discounts totaled $1.0 million, $2.0 million, and $2.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Estimated amortization expense for the Company’s intangible assets with definite lives for each of the next five years, and thereafter is as follows:

	Customer and Branding Contracts / Relationships	Deferred Financing Costs	Exclusive License Agreements	Non-Compete Agreements	Total
	(In thousands)

2012	$19,433	$895	$770	$774	$21,872
2013	18,814	930	509	537	20,790
2014	17,314	969	185	207	18,675
2015	15,250	1,011	172	87	16,520
2016	11,555	829	58	—	12,442
Thereafter	16,919	1,056	31	—	18,006
Total	$99,285	$5,690	$1,725	$1,605	$108,305

(8)  Prepaid Expenses and Other Assets

The following is a summary of prepaid expenses, deferred costs, and other assets as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Prepaid Expenses, Deferred Costs, and Other Current Assets:
Prepaid expenses	$8,806	$7,696
Interest rate swaps	606	834
Deferred costs and other current assets	3,644	1,692
Total	$13,056	$10,222

Prepaid Expenses, Deferred Costs, and Other Non-Current Assets:
Prepaid expenses	$2,639	$576
Deferred costs	1,822	2,619
Other	16,313	624
Total	$20,774	$3,819

The $16.3 million of other non-current assets as of December 31, 2011 includes $16.2 million recorded for an insurance receivable, related to the loss sustained as a result of the misappropriation of cash in February 2010 by the president and principal owner of Mount Vernon Money Center ("MVMC"), one of the Company's former third-party armored service providers in the Northeast United States.

In February 2010, the Company reported a loss under its own cash insurance policy related to the cash misappropriated by MVMC. In May 2011, the Company's supplier of the vault cash at issue demanded repayment from the Company for the $16.2 million that MVMC had misappropriated. The Company subsequently repaid this amount to the vault cash provider through a borrowing under its revolving credit facility.  Initially, the Company’s insurance provider indicated that any otherwise unreimbursed portions of the $16.2 million loss would ultimately be recoverable under the cash insurance policy. As a result of making the repayment to the vault cash provider, the Company recorded a receivable, currently classified as non-current, as the Company expected to receive full reimbursement of the amount of misappropriated cash. In March 2011, the Company filed a formal insurance claim with its insurer seeking reimbursement of the $16.2 million. In November of 2011, the Company filed a lawsuit against its insurer seeking to expedite the repayment of the Company’s loss. In January 2012, the insurer filed a general denial, along with certain affirmative defenses. Subsequent to December 31, 2011, the Company was notified by the government receiver overseeing the seized assets that it would receive a distribution of $2.8 million, representing a pro rata allocation of the seized assets by the government. This payment, which the Company received in February 2012, will reduce this non-current receivable balance. While it is uncertain as to the timing of the recovery of the remainder of the asset, the Company believes that it is probable that the Company will be able to fully recover the $16.2 million currently recorded as a non-current receivable as of December 31, 2011. Events continue to develop in the pending litigation (with its inherent uncertainties) and, as a result, the timing of recovery and the ultimate amount recovered may differ from current expectations.

(9)  Accrued Liabilities

The Company’s accrued liabilities include accrued merchant fees and other monies owed to merchants, interest payments, compensation, maintenance costs, and cash management fees. Other accrued expenses include professional services, sales and property taxes, marketing costs, and other miscellaneous charges. The following is a summary of the Company’s accrued liabilities as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Accrued merchant fees	$20,387	$12,310
Accrued compensation	9,991	7,038
Accrued purchases	9,200	2,046
Accrued interest expense	5,709	5,740
Accrued armored fees	5,497	4,322
Accrued merchant settlement amounts	4,739	4,583
Accrued cash rental and management fees	4,188	2,411
Accrued interest rate swap payments	2,034	2,199
Accrued maintenance fees	1,233	834
Accrued ATM telecommunications costs	1,161	1,402
Accrued processing costs	935	764
Other accrued expenses	12,874	6,894
Total	$77,948	$50,543

(10)  Long-Term Debt

The following is a summary of the Company’s long-term debt as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined rate of 2.7% and 3.1% as of December 31, 2011 and 2010, respectively)	166,000	46,200
Equipment financing notes	4,949	8,633
Total	370,949	254,833
Less: current portion	2,317	3,076
Total long-term debt, excluding current portion	$368,632	$251,757

Financing Facilities

Revolving Credit Facility. The Company’s revolving credit facility, entered into on July 15, 2010, provides for $250.0 million in borrowings and letters of credit (subject to the covenants contained within the facility), has a termination date of July 2016, and contains a feature that allows the Company to expand the facility up to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants. The current borrowing capacity and termination date were modified on July 25, 2011, concurrent with the closing of the acquisition of the EDC ATM business, at which time we borrowed an additional $145.0 million to fund the acquisition. The amendment also modified the pricing for borrowings and undrawn commitments under the facility, both of which continue to be variable dependent upon the Company's total leverage ratio. Finally, the amendment changed certain other covenants in a manner that are generally more favorable to the Company.

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

The failure to comply with the covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the agreement.  Other events of default under the agreement include, among other things, (i) the failure to timely pay principal, interest, fees or other amounts due and owing; (ii) the inaccuracy of representations or warranties in any material respect; (iii) the occurrence of certain bankruptcy or insolvency events; (iv) loss of lien perfection or priority; and (v) the occurrence of a change in control.  The occurrence and continuance of an event of default could result in, among other things, termination of the lenders' commitments and acceleration of all amounts outstanding.  The Company's obligations under the credit agreement are guaranteed by certain of the Company's existing and future domestic subsidiaries, subject to certain limitations.  In addition, the Company's obligations under the agreement, subject to certain exceptions, are secured on a first-priority basis by liens on substantially all of the tangible and intangible assets of the Company and the guarantors. As of December 31, 2011, the Company was in compliance with all applicable covenants and ratios under the facility.

As of December 31, 2011, $166.0 million was outstanding under the revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its United Kingdom subsidiary (further discussed below). This letter of credit, which the applicable third-party may draw upon in the event the Company defaults on the related obligations, reduces the Company’s borrowing capacity under the facility. As of December 31, 2011, the Company’s available borrowing capacity under the amended facility totaled approximately $82.0 million.

Termination of Previous Credit Facility. Concurrent with entering into its current revolving credit facility on July 15, 2010, the Company terminated its previous $175.0 million revolving credit facility, under which no amounts were outstanding as of the date of the termination.  No material termination fees or penalties were incurred by the Company in connection with the termination of the previously-existing credit facility, which was due to mature in May 2012.  However, the Company recorded a $0.4 million pre-tax charge during the third quarter of 2010 to write off certain deferred financing costs associated with the previous facility, which is included in the Write-off of deferred financing costs and bond discounts line item in the accompanying Consolidated Statements of Operations.

Redemption of $100.0 Million Senior Subordinated Notes – Series B. On July 21, 2010, the Company issued a “Notice of Redemption” for its $100.0 million 9.25% senior subordinated notes – Series B (the “Series B Notes”), which were redeemed on August 20, 2010, at a price of 102.313% of the principal amount, plus accrued but unpaid interest through August 20, 2010.  The redemption of the Series B Notes was funded with approximately $35.0 million of available cash on hand and $65.0 million of borrowings under the Company’s revolving credit facility (discussed above).  In connection with the redemption, the Company recorded a $3.2 million pre-tax charge during the third quarter of 2010 to write off the remaining unamortized original issue discount and deferred financing costs associated with the Series B Notes and a $2.3 million pre-tax charge related to the call premium, which are included in the Write-off of deferred financing costs and bond discounts and the Redemption costs for early extinguishment of debt line items, respectively, in the accompanying Consolidated Statements of Operations.

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

Issuance of $200.0 Million 8.25% Senior Subordinated Notes Due 2018. In August 2010, concurrent with the commencement of the tender offer for its Series A Notes, the Company launched a public offering of, and priced, $200.0 million 8.25% senior subordinated notes due September 2018 (the “2018 Notes”). The 2018 Notes were issued at par, and the proceeds from the offering were used to fund the redemption of the Series A Notes (discussed above).  Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by the Company’s domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the indenture. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket. As of December 31, 2011, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Facilities. In addition to the above, the Company has the following financing facilities:

•         Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $250.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. Such facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of December 31, 2011) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s United Kingdom operations. As of December 31, 2011, there was approximately £136,000 ($0.2 million U.S.) outstanding under this overdraft facility, which had been utilized to help fund certain working capital commitments. Amounts outstanding under the overdraft facility are reflected in accounts payable in the Company’s Consolidated Balance Sheets, as these amounts are automatically repaid once cash deposits are made to the underlying bank accounts.

•         Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into nine separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.27%, were utilized for the purchase of additional ATMs to support the Company’s Mexico operations. As of December 31, 2011, approximately $68.8 million pesos ($4.9 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under this agreement (consistent with its ownership percentage in Cardtronics Mexico). As of December 31, 2011, the total amount of the guarantees was $35.1 million pesos ($2.5 million U.S.).

Debt Maturities

Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2011, were as follows (in thousands) for the years indicated:

2012	$2,344
2013	1,363
2014	1,205
2015	37
2016	166,000
Thereafter	200,000
Total	$370,949

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

The following is a summary of the changes in the Company’s asset retirement obligation liability for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Asset retirement obligation as of beginning of period	$26,657	$24,003
Additional obligations	8,680	4,824
Accretion expense	2,246	2,598
Payments	(2,161)	(3,262)
Change in estimates	(647)	(1,236)
Foreign currency translation adjustments	(258)	(270)
Asset retirement obligation as of end of period	$34,517	$26,657

The change in estimate during 2011 was the result of updating certain cost assumptions based on the actual deinstallation costs experienced by the Company during the year. In the United States, recent actual costs incurred were lower than the previously-estimated costs, and as a result, the Company determined that the liability should be reduced by approximately $2.0 million to account for the lower costs incurred to date and to reduce estimated future costs. In the United Kingdom, actual recent costs were higher than the previously-estimated costs, and as a result, the Company determined that the liability should be increased by approximately $1.3 million to account for higher expected costs in the future. See Note 17, Fair Value Measurementsfor additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(12)  Other Liabilities

The following is a summary of the components of the Company’s other liabilities as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,637	$22,955
Deferred revenue	1,440	1,512
Other	24	26
Total	$25,101	$24,493

Other Long-Term Liabilities:
Interest rate swaps	$47,423	$19,831
Obligations associated with acquired unfavorable contracts	3,349	—
Deferred revenue	1,248	1,591
Other	4,857	1,963
Total	$56,877	$23,385

The significant increase in the non-current portion of other long-term liabilities since December 31, 2010 is attributable to the Company's interest rate swaps, the liabilities for which increased due to movement in the forward interest rate curves, particularly for the swaps recently entered into that extend through 2016, which resulted in an increase in the Company's estimated future liabilities under such contracts. See Note 16, Derivative Financial Instruments for additional information on the Company's interest rate swaps. Additionally, $5.2 million in obligations associated with acquired unfavorable contracts were recorded during the year related to acquisitions completed during 2011, which are being amortized over the remaining terms of the respective unfavorable contracts. See Note 2, Acquisitions for additional information on the acquisitions made during 2011.

(13)  Capital Stock

Common and Preferred Stock. The Company is authorized to issue 125,000,000 shares of common stock, of which 43,999,443 and 42,833,342 shares were outstanding as of December 31, 2011 and 2010, respectively. Additionally, the Company is authorized to issue 10,000,000 shares of preferred stock, of which no shares were outstanding as of December 31, 2011 and 2010.

(14)  Employee Benefits

The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the United States. During 2011, the Company matched 50% of employee contributions up to 3.0% of the employee’s salary (for a maximum matching contribution of 1.5% of the employee’s salary by the Company). Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20% per year. The Company also sponsors a similar plan for its employees in the United Kingdom. The Company contributed $0.4 million, $0.3 million, and $0.3 million to the defined contribution benefit plans for the years ended December 31, 2011, 2010, and 2009, respectively.

(15)  Commitments and Contingencies

Legal Matters

Automated Transactions. On August 16, 2010, a lawsuit was filed in the United States District Court for the District of Delaware entitled Automated Transactions LLC v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc., as one of the defendants. The 2010 Lawsuit alleges that the Company's subsidiary and the other defendants have infringed seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs. The plaintiff is seeking a permanent injunction, damages, treble damages, and costs, including attorney's fees and expenses. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in a suit filed in 2006 against 7-Eleven, Inc. (the "2006 Lawsuit") concerning six of the same seven patents. In July 2007, when the Company acquired the 7-Eleven portfolio, the Company became subject to the 2006 Lawsuit; the ATM supplier in that case agreed to indemnify 7-Eleven, Inc. against the plaintiff's claims. That indemnity was assigned by 7-Eleven to the Company, and the supplier acknowledged that assignment.

The Company has stated its belief that it had meritorious defenses to the plaintiff's claims in the 2010 Lawsuit and the 2006 Lawsuit and that upon agreement of all parties involved in this matter, the Court agreed to stay the 2010 Lawsuit until resolution of the major issues involved in the 2006 Lawsuit. In addition, on January 28, 2011, the United States Patent and Trademark Office ("USPTO") Board of Patent Appeals and Interferences ("BPAI") issued a decision affirming the rejection on the grounds of obviousness of all the claims of one of the patents asserted by the plaintiff in both the 2006 and 2010 Lawsuits. The plaintiff has appealed this decision to the U.S. Court of Appeals for the Federal Circuit.

Following a motion for summary judgment filed by the Company and the other co-defendants (collectively the "Defendants") in the 2006 case, on March 9, 2011, the Court ruled in favor of the Defendants with respect to the infringement issues (the "March 9th Decision"). The Court found that the Defendants did not infringe the claims asserted in any of the plaintiff's five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the Court granted the Defendants partial summary judgment that the plaintiff's patent claims were, in part, invalid and rendered other findings so as to materially weaken the plaintiff's case. On June 9, 2011, the Court entered a final judgment with respect to these rulings (the "Judgment") on less than all the claims and defenses. On July 1, 2011, the plaintiff filed a Notice of Appeal of the Judgment and the underlying Decision to the U.S. Court of Appeals for the Federal Circuit. The parties also stipulated to continue the stay of the 2010 case until after a decision on the appeal. Regardless of the outcome of the appeal, the Company has asserted additional grounds of invalidity, which would have to be determined by the district court before the plaintiff could be successful. If affirmed on appeal, the Judgment and March 9th Decision will effectively terminate the 2006 Lawsuit in favor of the Defendants. An affirmance should also resolve in the Company's favor the plaintiff's claims in the 2010 Lawsuit on the same five patents asserted and ruled in the March 9th Decision and Judgment and effectively resolve in the Company's favor the claims attempted to be asserted in the 2010 Lawsuit on the seventh asserted patent. The Company also believes it has meritorious defenses in the 2010 Lawsuit to the sixth patent not ruled upon in the 2006 Lawsuit.

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

Regulation E. EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of the Company's operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Funds Transfer Act ("EFTA"), commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services, including, among other services, ATM transactions. Generally, Regulation E: (i) requires ATM network operators to provide not only a surcharge notice on the ATM screens, but also on the ATM machine itself; (ii) requires the establishment of limits on the consumer's liability for unauthorized use of his or her card; (iii) requires all ATM operators to provide receipts to consumers who use their ATMs; and (iv) establishes protest procedures for consumers. Recently, the number of putative class action lawsuits filed nationwide in connection with Regulation E disclosures against various financial institutions and ATM operators alike has increased substantially.  As of the date of filing, the Company is aware of the following lawsuits that have been filed in federal courts alleging one or more violations of Regulation E on a small number of specific ATMs operated by the Company:

—

Cause No. 3:11-md-02245-BEN-BLM; Cardtronics ATM Fee Notice Litigation; In the USDC Southern District of California(San Diego)(a multi-district litigation consolidation of seven cases) (instituted June 2011);

—	Cause No. 11-09838;Thomas Chayra, et al. v. 7-Eleven, Inc.; In the USDC Central District of California (instituted January 2012);
—	Cause No. 11-9960; Thomas Chayra, et al. v. G&M Oil Company, et al; In the USDC Central District of California (instituted January 2012); and
—	Cause No. 11-1511; Shelby Ramsey, et al. v. Cardtronics USA, Inc., et al.; In the USDC Southern District of California (instituted July 2011).

In each of the above cases, the plaintiffs allege that one or more of the Company's ATMs were missing notices posted on or near the ATM itself, which plaintiffs allege is a violation of EFTA and Regulation E and thereby entitles all users of the ATMs to certain statutory damages provided for within the EFTA regulations.  In each lawsuit, the plaintiffs are seeking an order certifying a class-action of previous users of each of the ATMs at issue, statutory damages pursuant to 15 U.S.C 1693m, costs of suit and attorney's fees, and a permanent injunction. The Company believes that, among other things, the plaintiffs are misreading EFTA and thus have not stated a valid cause of action under EFTA and that plaintiffs do not have a private right of action for any alleged violations of Regulation E. Further, the Company believes that certain affirmative defenses provided for by the EFTA and Regulation E insulates the Company from liability in each lawsuit. In particular, the EFTA and Regulation E provide two "safe-harbor" defenses: (i) under the "safe harbor" defense, the ATM operator posted disclosure notices on each ATM, but the notices were removed by someone other than the operator; and (ii) under the "bona fide error" defense, the ATM operator has had policies and procedures in place to comply with EFTA and Regulation E, but an inadvertent violation occurred notwithstanding those policies and procedures. The Company believes that one or both of these defenses insulate the Company from liability in some or all of these lawsuits.  The Company believes its defenses to these actions will prevent any of these cases from having a material adverse impact on its business, and that none of these currently filed lawsuits, either individually or in the aggregate, will materially adversely affect the Company's financial condition or results or operations. However, if the Company's defenses are not successful, these and other similarly filed lawsuits could adversely impact the Company's financial condition or results of operation.

National Federation of the Blind. On July 29, 2011, the Company received notice of a motion for contempt filed against it by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. (the "Plaintiffs")  in the United States District Court for the District of Massachusetts: Civil Action No. 03-11206-NMG (the "Motion"). In the Motion, the Plaintiffs allege that the Company has failed to meet all but one of the requirements set forth in a December 2007 settlement agreement (as modified in November 2010, the "Settlement Agreement") by and between the Company and the Plaintiffs. On or about August 25, 2011, the Company filed its Cross Motion for Enforcement of the Settlement Agreement (the "Cross Motion").  The Plaintiffs responded to the Company’s Cross Motion on or about September 30, 2011 and the Company filed its reply to that response on or about October 21, 2011.   On December 15, 2011, the Court issued an order requiring the Company to meet the terms of the Settlement Agreement by March 15, 2012 or face a fine of $50 per ATM per month for each ATM not in compliance with the Settlement Agreement.  Since the Company is engaged in a concerted effort to ensure that all of its ATMs are in compliance with both the Settlement Agreement and the substantially revised accessibility rules issued under the American with Disabilities Act, as amended in July 2010 (the "ADA"), it is confident that it will complete those efforts by March 15, 2012 with respect to substantially all of its ATMs.  To the extent that 100% of its ATMs do not comply by March 15, 2012, due to technical issues or equipment delivery schedules, the Company believes that it should be able to do so within a few weeks following March 15, 2012 and therefore the Company does not anticipate that the outcome of this matter will have material adverse effect upon its financial condition or results of operations.

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

The Company's majority-owned subsidiary, Cardtronics Mexico, elected to assess a surcharge fee rather than selecting the interchange fee-only option, and subsequently increased the amount of its surcharge fees to compensate for the loss of interchange fees that it previously earned on such ATM transactions.  Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined.  As a result of the above developments, to mitigate the negative effects of these events, a bank branding agreement was executed during the first quarter of 2011 with Grupo Financiero Banorte S.A. de C.V. ("Banorte") to brand up to 2,000 machines in that market. As a result of this agreement, the Company has experienced improved profitability on the machines covered by the agreement.

Capital and Operating Lease Obligations

Capital Lease Obligations. In 2007, the Company assumed responsibility for certain capital lease contracts in the 7-Eleven ATM Transaction, the majority of which expired in 2009. During 2010, the Company fulfilled its payment obligations related to the capital leases and the ownership of the ATMs transferred to the Company. As of December 31, 2011 and 2010, the Company did not have any capital leases outstanding.

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

The Company was a party to several operating leases as of December 31, 2011, primarily for office space and the rental of space at certain merchant locations. Such leases expire at various times during the next 14 years.

Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2011 were as follows for each of the five years indicated and in the aggregate thereafter (in thousands):

2012	$6,808
2013	6,335
2014	4,227
2015	3,521
2016	2,166
Thereafter	5,652
Total minimum lease payments	$28,709

Total rental expense under the Company’s operating leases, net of sublease income, was approximately $6.3 million, $5.7 million, and $6.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. Rental expense in 2009 is presented net of $3.4 million of expense reductions related to the liabilities recorded to value the unfavorable operating leases.

Other Commitments

Asset retirement obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and the costs to restore the ATM site to its original condition. The Company is generally legally required to perform this deinstallation and restoration work. The Company had $34.5 million accrued for such liabilities as of December 31, 2011. For additional information on the Company’s asset retirement obligations, see Note 11, Asset Retirement Obligations.

Purchase commitments. As of December 31, 2011, the Company had entered into an agreement to purchase $6.8 million of ATM equipment for the United States from one of its primary ATM suppliers during 2012. Other material purchase commitments as of December 31, 2011 included $1.9 million of ATM and other equipment purchase obligation in the United Kingdom, as well as an aggregate of $3.8 million in minimum service requirement for certain gateway and processing fees over the next year and a half to four years.

(16)  Derivative Financial Instruments

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

The notional amounts, weighted-average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
United States	United Kingdom	Consolidated (1)	Fixed Rate	Term
(in thousands)
$750,000	£50,000	$827,451	3.45%	January 1, 2012 - December 31, 2012
$750,000	£25,000	$788,726	3.35%	January 1, 2013 - December 31, 2013
$750,000	£—	$750,000	3.29%	January 1, 2014 - December 31, 2014
$550,000	£—	$550,000	3.27%	January 1, 2015 - December 31, 2015
$350,000	£—	$350,000	3.28%	January 1, 2016 - December 31, 2016

____________

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.55 to £1.00, which was the exchange rate in effect as of December 31, 2011.

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

The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges.  Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the United Kingdom.  During the fourth quarter of 2009, the Company’s vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.  As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.  In December 2009, the Company entered into a series of additional trades, the effects of which were to offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.  Since the underlying swaps were not deemed to be effective hedges of the Company’s underlying vault cash rental costs, the Company was required to record an unrealized gain and a corresponding realized loss of $1.1 million each for the year ended December 31, 2011, and an unrealized gain and a corresponding realized loss of $1.0 million and $1.1 million, respectively, for the year ended December 31, 2010 related to these swaps, which have been reflected in the Other (income) expense line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures

The following tables depict the effects of the use of the Company’s derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations:

Balance Sheet Data

	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$606	Prepaid expenses, deferred costs, and other current assets	$834
Interest rate swap contracts	Prepaid expenses, deferred costs, and other assets	—	Prepaid expenses, deferred costs, and other assets	109
Total		$606		$943

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$22,520	Current portion of other long-term liabilities	$21,083
Interest rate swap contracts	Other long-term liabilities	47,423	Other long-term liabilities	19,202
Total		$69,943		$40,285

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$1,117	Current portion of other long-term liabilities	$1,872
Interest rate swap contracts	Other long-term liabilities	—	Other long-term liabilities	629
Total		$1,117		$2,501

Total Derivatives		$70,454		$41,843

The Asset Derivative Instruments reflected in the table above related to the asset portions of certain derivative instruments that were in overall liability positions.

Statements of Operations Data

	Year Ended December 31,
			Location of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

	2011	2010		2011	2010
	(in thousands)			(in thousands)
Interest rate swap contracts	$(41,960)	$(31,913)	Cost of ATM operating revenues	$(23,506)	$(25,053)

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized into Income on Derivative	Amount of Loss Recognized into Income on Derivative
		2011	2010
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$(171)	$(1,574)
Interest rate swap contracts	Other (income) expense	(52)	(126)
		$(223)	$(1,700)

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

As of December 31, 2011, the Company expects to reclassify $22.7 million of net derivative-related losses contained within accumulated OCI to earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 17, Fair Value Measurements for additional disclosures on the Company’s interest rate swap contracts in respect to its fair value measurements.

(17) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$606	$—	$606	$—

Liabilities:
Liabilities associated with interest rate swaps	$71,060	$—	$71,060	$—
Acquisition-related contingent consideration	3,475	—	—	3,475

Interest rate swaps. The fair value of the Company’s interest rate swaps was a net liability of $70.5 million as of December 31, 2011. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.

Acquisition-related contingent consideration.  Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the condensed consolidated statement of operations. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach, as determined using Level 3 inputs. During the year ended December 31, 2011, the Company recognized $3.5 million in acquisition-related contingent consideration from the acquisitions completed during the year.  No changes in fair value were recorded during the year.

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

Long-term debt.  The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility, if and when there is an amount outstanding, approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates.  As of December 31, 2011, the fair value of the Company’s $200.0 million senior subordinated notes (see Note 10, Long-Term Debt) totaled $217.5 million, based on the quoted market price for such notes as of that date.

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  The liabilities added during the years ended December 31, 2011, 2010 and 2009 were $8.7 million, $4.8 million and $3.1 million, respectively.  The liabilities added in 2011 primarily related to acquisitions completed during the year.

Fair Value Option. In February 2007, the FASB issued a statement that provided companies the option to measure certain financial instruments and other items at fair value. The Company has not elected to adopt the fair value option provisions of this statement.

(18)  Income Taxes

Income tax (benefit) expense based on the Company’s income before income taxes consists of the following for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(In thousands)
Current:
U.S. federal	$(86)	$15	$265
State and local	1,774	1,583	251
Total current	$1,688	$1,598	$516
Deferred:
U.S. federal	$(12,025)	$(18,720)	$3,889
State and local	(2,839)	(17)	(160)
Foreign	—	—	—
Total deferred	(14,864)	(18,737)	3,729
Total	$(13,176)	$(17,139)	$4,245

Income tax (benefit) expense differs from amounts computed by applying the U.S. federal statutory tax rate to income before taxes as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(In thousands)
Income tax expense at the statutory rate of 35.0% for 2011 and 2010 and 34.0% for 2009	$19,940	$8,397	$3,405
Provision to return and deferred tax adjustments	(190)	(3,548)	—
Change in federal and state effective tax rates	(780)	(225)	—
State tax, net of federal benefit	2,418	1,565	938
Permanent adjustments	341	(83)	180
Uncertain tax position - non-deductible interest of foreign subsidiary	—	—	688
Impact of foreign rate differential	139	454	160
Impact of U.K. Restructuring	(37,019)	—	—
Foreign subsidiary change in statutory rate	524	—	—
Other	256	(75)	(132)
Subtotal	(14,371)	6,485	5,239
Change in valuation allowance	1,195	(23,624)	(994)
Total tax (benefit) expense	$(13,176)	$(17,139)	$4,245

During 2011, the Company implemented a tax reporting change with respect to its U.K. operations whereby the U.K. entities are no longer considered to be controlled foreign corporations (i.e. "CFCs") for U.S. income tax purposes, but are instead, effectively treated as branches of the Company's U.S. operations for U.S. federal income tax purposes. This change in U.S. federal income tax reporting election resulted in the recognition of a tax loss on its net investment in its U.K. operations. The Company also recognized a tax loss on certain long-term debt obligations of its U.K. operations to the parent company in conjunction with the tax reporting change. As a result of these events, the Company recorded an overall tax benefit of $37.0 million in 2011. The Company expects to fully utilize the net operating losses associated with this restructuring within the next 24 months as a result of the combined taxable income expected to be generated by its domestic operations and its U.K. branch during this time frame.

The net current and non-current deferred tax assets and liabilities (by segment) as of December 31, 2011 and 2010 were as follows:

	United States		United Kingdom		Other International		Consolidated
	2011	2010	2011	2010	2011	2010	2011	2010
	(In thousands)
Current deferred tax asset	$26,928	$15,013	$104	$110	$122	$78	$27,154	$15,201
Valuation allowance	—	—	(73)	(72)	(11)	(11)	(84)	(83)
Current deferred tax liability	(64)	(63)	(1,031)	(753)	—	—	(1,095)	(816)
Net current deferred tax asset (liability)	26,864	14,950	(1,000)	(715)	111	67	25,975	14,302
Non-current deferred tax asset	44,355	11,461	12,163	10,421	2,411	2,107	58,929	23,989
Valuation allowance	—	—	(8,229)	(6,801)	(394)	(291)	(8,623)	(7,092)
Non-current deferred tax liability	(22,143)	(21,662)	(2,934)	(2,905)	(2,128)	(1,883)	(27,205)	(26,450)
Net non-current deferred tax asset (liability)	22,212	(10,201)	1,000	715	(111)	(67)	23,101	(9,553)
Net deferred tax asset	$49,076	$4,749	$—	$—	$—	$—	$49,076	$4,749

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, were as follows:

	2011	2010
	(In thousands)
Current deferred tax assets:
Reserve for receivables	$105	$195
Accrued liabilities and inventory reserves	5,136	3,018
Net operating loss carryforward	13,664	4,493
Unrealized losses on interest rate swap contracts	8,177	7,371
Other	72	124
Subtotal	27,154	15,201
Valuation allowance	(84)	(83)
Current deferred tax assets	27,070	15,118
Non-current deferred tax assets:
Net operating loss carryforward	8,349	2,353
Unrealized loss on interest rate swap contracts	18,763	6,879
Stock-based compensation	2,902	2,671
Asset retirement obligations	3,956	1,032
Tangible and intangible assets	23,468	8,732
Deferred revenue	605	1,189
Other	886	1,133
Subtotal	58,929	23,989
Valuation allowance	(8,623)	(7,092)
Non-current deferred tax assets	50,306	16,897
Current deferred tax liabilities:
Other	(1,095)	(816)
Current deferred tax liabilities	(1,095)	(816)
Non-current deferred tax liabilities:
Tangible and intangible assets	(17,633)	(18,306)
Deployment costs	(6,580)	(6,562)
Asset retirement obligations	(1,997)	(1,047)
Other	(995)	(535)
Non-current deferred tax liabilities	(27,205)	(26,450)

Net deferred tax asset	$49,076	$4,749

Based on a positive pre-tax book income trend that began in 2009, continued throughout 2011 and is expected to continue in future periods, management concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its domestic deferred tax assets and expects the majority of Company’s domestic net operating loss carryforwards that are not subject to annual utilization limits to be fully utilized in the next 12 to 24 months, which is well before their expiration dates.

The deferred taxes associated with the Company’s unrealized gains and losses on derivative instruments have been reflected within accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

As a result of its 2011 acquisitions, the Company recorded net deferred tax assets totaling $21.6 million. The recorded net deferred tax assets primarily include net operating loss carryforwards and Internal Revenue Code (“IRC”) Section 197 intangible assets, both of which are subject to certain limitations under IRC Section 382.

As of December 31, 2011, the Company had approximately $53.6 million in United States federal net operating loss carryforwards that will begin expiring in 2025.  Included in this amount are net operating loss carryfowards of $14.9 million acquired in the Company’s 2011 acquisitions. The United States federal net operating loss carryfoward amount excludes approximately $34.9 million in gross potential future tax benefits associated with excess tax deductions above previously recognized book expense for employee stock option exercises and restricted stock vesting that occurred from 2006 through 2011.  Because the Company is currently in a net operating loss carryforward position, such benefits have not been reflected in the Company’s consolidated financial statements, as required by ASC 718, Compensation – Stock Compensation.  Finally, the Company had approximately $0.3 million in alternative minimum tax credits in the United States as of December 31, 2011.

As of December 31, 2011, the Company had approximately $6.7 million in net operating loss carryforwards in the United Kingdom not subject to expiration, $2.2 million in net operating loss carryforwards in Mexico that will begin expiring in 2016, and $543 thousand in net operating loss carryforwards in Canada that will begin expiring in 2028.  However the deferred tax benefits associated with such carryforwards, to the extent they are not offset by deferred tax liabilities, have been fully reserved for through a valuation allowance. At this time, the Company does not expect that its United Kingdom, Mexico, and Canada operations will be in a position in the near future to be able to more likely than not fully utilize their deferred tax assets in their respective tax jurisdictions, including their net operating loss carryforwards.  As a result, the deferred tax benefits associated with the United Kingdom, Mexico, and Canada operations, to the extent they are not offset by deferred tax liabilities, have been fully reserved through a valuation allowance.

The Company currently believes that the unremitted earnings of its international subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.

The Company files United States, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is not subject to tax examination by tax authorities for years before 2002.  The Company has received a notice of intent to audit its 2009 federal tax return from the Internal Revenue Service. The Company does not expect any material adjustments to result from the audit.

In December 2010, President Obama signed into law the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.”  The legislation permits businesses to expense 100 percent of qualifying capital investments for 2010 and 2011. The Company’s 2011 income tax provision reflects the impact of accelerating federal income tax depreciation deductions for qualifying property.

(19)  Concentration Risk

Significant Supplier.  For the years ended December 31, 2011 and 2010, the Company’s domestic and United Kingdom operations purchased equipment from one supplier that accounted for 73.9% and 62.4%, respectively, of the Company’s total ATM purchases for the years. As of December 31, 2011 and 2010, accounts payable to this supplier for ATM purchases represented approximately 30.4% and 2.6%, respectively, of the Company’s consolidated accounts payable balances.  In Mexico, for the year ended December 31, 2010, the Company purchased equipment from one supplier that accounted for 7.9% of the Company’s total ATM purchases for that year. The accounts payable to this supplier was immaterial as of December 31, 2010. The Company did not purchase any ATMs in Mexico during 2011.

Significant Vendors.  The Company obtains the cash to fill a substantial portion of its domestic Company-owned, and, in some cases, merchant-owned, ATMs from Bank of America and Wells Fargo.  As of December 31, 2011, the Company had $1.7 billion in cash in its domestic ATMs, of which 42.0% was provided by Bank of America and 40.4% was provided by Wells Fargo.  The Company’s existing vault cash rental agreements expire at various times from March 2012 to December 2016.  However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond the Company’s control, including certain bankruptcy events of the Company or its subsidiaries, or a breach of the terms of the Company’s cash provider agreements.  Other key terms of the agreements include the requirement that the cash providers provide written notice of their intent not to renew.  Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date.  If such notice is not received, then the contracts will typically automatically renew for an additional one-year period.  Additionally, the Company’s contract with one of its vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 90 days prior written notice.  However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.  In the United Kingdom, the Company obtains all of its vault cash from a single provider, which is currently operating under a month-to-month contract while it is in the process of being renewed.

In addition to the above, the Company had concentration risks in significant vendors for the provision of on-site maintenance services and armored courier services in the United States for the years ended December 31, 2011 and 2010.

Significant Customers.  For the years ended December 31, 2011 and 2010, the Company derived 50.2% and 53.8%, respectively, of its total revenues from ATMs placed at the locations of its five largest merchants. For the years ended December 31, 2011 and 2010, the Company’s top five merchants (based on its total revenues) were 7-Eleven, CVS, Walgreens, Martin McColl (in the United Kingdom), and Target. 7-Eleven, which represents the single largest merchant customer in Cardtronics’ portfolio, comprised 30.9% and 34.0% of the Company’s total revenues for the years ended December 31, 2011 and 2010, respectively. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with 7-Eleven and these other merchants.

(20)  Segment Information

As of December 31, 2011, the Company’s operations consisted of its United States, United Kingdom, and Other International segments.  The Company’s operations in Puerto Rico and the U.S. Virgin Islands are included in its United States segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

Management uses Adjusted EBITDA, along with other U.S. GAAP-based measures, to assess the operating results and effectiveness of its segments. Management believes Adjusted EBITDA is a useful measure because it allows management to more effectively evaluate the Company's operating performance and compare its results of operations from period to period without regard to its financing methods or capital structure. The Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially depending upon book values of assets, capital structures and the method by which the assets were acquired. Additionally, Adjusted EBITDA does not reflect acquisition-related costs and the Company's obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures.

During the year ended December 31, 2010, as a result of certain financing activities, the Company recorded a $7.3 million charge to write off certain unamortized deferred financing costs and bond discounts and a $7.2 million charge associated with the early extinguishment of debt, which the Company has also excluded from Adjusted EBITDA.  These charges have been excluded from Adjusted EBITDA as the Company views these charges as non-recurring events that were specifically related to its decision to improve its capital structure and financial flexibility, and are not related to the Company’s ongoing operations.  Furthermore, management feels the inclusion of such charges in Adjusted EBITDA would not contribute to management’s understanding of the operating results and effectiveness of its business.

Adjusted EBITDA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. In evaluating the Company's performance as measured by Adjusted EBITDA, management recognizes and considers the limitations of this measurement. Accordingly, Adjusted EBITDA is only one of the measurements that management utilizes. Therefore, Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with U.S. GAAP.

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(In thousands)
Adjusted EBITDA	$156,307	$130,819	$110,373
Less:
Loss on disposal of assets	981	2,647	6,016
Other income	(849)	(1,004)	(982)
Noncontrolling interests	(1,897)	(1,984)	(1,281)
Stock-based compensation expense	9,283	5,998	4,617
Acquisition-related costs	4,747	—	—
Other adjustments to cost of ATM operating revenues	—	—	154
Other adjustments to selling, general, and administrative expenses	—	—	1,463
EBITDA	$144,042	$125,162	$100,386
Less:
Interest expense, net, including amortization of deferred financing costs and bond discounts	21,109	28,658	32,528
Write-off of deferred financing costs and bond discounts	—	7,296	—
Redemption costs for early extinguishment of debt	—	7,193	—
Income tax (benefit) expense	(13,176)	(17,139)	4,245
Depreciation and accretion expense	47,962	42,724	39,420
Amortization expense	17,914	15,471	18,916
Net income attributable to controlling interests	$70,233	$40,959	$5,277

The following tables reflect certain financial information for each of the Company’s reporting segments. All intercompany transactions between the Company’s reporting segments have been eliminated for the purposes of computing the total consolidated amounts:

	For the Year Ended December 31, 2011
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$501,439	$97,665	$25,472	$—	$624,576
Intersegment revenues	4,277	—	111	(4,388)	—
Cost of revenues	329,782	75,109	19,612	(4,388)	420,115
Selling, general, and administrative expenses	47,342	5,950	2,290	—	55,582
Acquisition-related expenses	4,747	—	—	—	4,747
Loss (gain) on disposal of assets	791	215	(25)	—	981

Adjusted EBITDA	137,840	16,554	1,913	—	156,307

Depreciation and accretion expense	28,719	16,194	3,070	(21)	47,962
Amortization expense	15,985	1,892	37	—	17,914
Interest expense, net	17,144	3,260	705	—	21,109
Income tax benefit	(13,176)	—	—	—	(13,176)

Capital expenditures, excluding acquisitions (1)	$46,154	$20,478	$254	$—	$66,886

	For the Year Ended December 31, 2010
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$423,109	$82,583	$26,386	$—	$532,078
Intersegment revenues	3,071	—	—	(3,071)	—
Cost of revenues	280,973	62,386	20,104	(3,071)	360,392
Selling, general, and administrative expenses	37,598	5,106	1,877	—	44,581
Loss on disposal of assets	1,135	1,305	207	—	2,647

Adjusted EBITDA	113,567	14,966	2,286	—	130,819

Depreciation and accretion expense	27,342	12,541	2,862	(21)	42,724
Amortization expense	13,517	1,931	23	—	15,471
Interest expense, net	23,598	4,105	955	—	28,658
Write-off of deferred financing costs and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Income tax benefit	(17,139)	—	—	—	(17,139)

Capital expenditures (1)	$34,749	$13,059	$3,386	$—	$51,194

	For the Year Ended December 31, 2009
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$401,934	$73,096	$18,323	$—	$493,353
Intersegment revenues	2,142	—	—	(2,142)	—
Cost of revenues	281,724	51,419	13,473	(2,142)	344,474
Selling, general, and administrative expenses	35,434	4,865	1,228	—	41,527
Loss on disposal of assets	2,809	3,106	101	—	6,016

Adjusted EBITDA	93,105	15,418	1,850	—	110,373

Depreciation and accretion expense	26,845	10,799	1,797	(21)	39,420
Amortization expense	17,127	1,749	40	—	18,916
Interest expense, net	26,893	4,976	659	—	32,528
Income tax expense	4,245	—	—	—	4,245

Capital expenditures (1)	$16,245	$6,714	$5,571	$—	$28,530

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and capital expenditures financed by direct debt. Additionally, capital expenditure amounts for Mexico are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	December 31, 2011	December 31, 2010
	(In thousands)
United States	$675,349	$419,841
United Kingdom	83,386	70,750
Other International	16,626	17,674
Eliminations	(62,560)	(52,950)
Total	$712,801	$455,315

(21)  Supplemental Guarantor Financial Information

The Company’s $200.0 million senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company’s domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the years ended December 31, 2011, 2010, and 2009, and the condensed consolidating balance sheets as of December 31, 2011 and 2010 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes (“Parent”); (2) the Company’s domestic subsidiaries on a combined basis (collectively, the “Guarantors”); and (3) the Company’s international subsidiaries on a combined basis (collectively, the “Non-Guarantors”):

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$505,716	$123,248	$(4,388)	$624,576
Operating costs and expenses	9,604	417,762	124,344	(4,409)	547,301
Operating (loss) income	(9,604)	87,954	(1,096)	21	77,275
Interest (income) expense, net, including amortization of deferred financing costs and bond discounts	(940)	18,084	3,965	—	21,109
Equity in (earnings) losses of subsidiaries	(47,421)	7,572	—	39,849	—
Other (income) expense, net	(19,252)	15,714	2,734	—	(804)
Income (loss) before income taxes	58,009	46,584	(7,795)	(39,828)	56,970
Income tax benefit	(12,116)	(1,060)	—	—	(13,176)
Net income (loss)	70,125	47,644	(7,795)	(39,828)	70,146
Net loss attributable to noncontrolling interests	—	—	—	(87)	(87)
Net income (loss) attributable to controlling interests and available to common stockholders	$70,125	$47,644	$(7,795)	$(39,741)	$70,233

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$426,180	$108,969	$(3,071)	$532,078
Operating costs and expenses	6,329	354,236	108,342	(3,092)	465,815
Operating (loss) income	(6,329)	71,944	627	21	66,263
Interest expense, net, including amortization of deferred financing costs and bond discounts	5,473	18,125	5,060	—	28,658
Write-off of deferred financing costs and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Equity in (earnings) losses of subsidiaries	(30,014)	6,734	—	23,280	—
Other (income) expense, net	(20,921)	18,098	1,945	—	(878)
Income (loss) before income taxes	24,644	28,987	(6,378)	(23,259)	23,994
Income tax benefit	(16,468)	(671)	—	—	(17,139)
Net income (loss)	41,112	29,658	(6,378)	(23,259)	41,133
Net income attributable to noncontrolling interests	—	—	—	174	174
Net income (loss) attributable to controlling interests and available to common stockholders	$41,112	$29,658	$(6,378)	$(23,433)	$40,959

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$404,076	$91,419	$(2,142)	$493,353
Operating costs and expenses	4,967	358,972	88,577	(2,163)	450,353
Operating (loss) income	(4,967)	45,104	2,842	21	43,000
Interest expense, net, including amortization of deferred financing costs and bond discounts	3,868	23,025	5,635	—	32,528
Equity in (earnings) losses of subsidiaries	(18,646)	5,254	—	13,392	—
Other (income) expense, net	(93)	(905)	1,454	—	456
Income (loss) before income taxes	9,904	17,730	(4,247)	(13,371)	10,016
Income tax expense	4,154	91	—	—	4,245
Net income (loss)	5,750	17,639	(4,247)	(13,371)	5,771
Net income attributable to noncontrolling interests	—	—	—	494	494
Net income (loss) attributable to controlling interests and available to common stockholders	$5,750	$17,639	$(4,247)	$(13,865)	$5,277

Condensed Consolidating Balance Sheets

	As of December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$1	$4,721	$854	$—	$5,576
Accounts and notes receivable, net	44,454	37,141	6,065	(46,793)	40,867
Current portion of deferred tax asset, net	24,526	2,339	37	—	26,902
Other current assets	885	10,890	9,316	(6)	21,085
Total current assets	69,866	55,091	16,272	(46,799)	94,430
Property and equipment, net	—	124,892	66,551	(112)	191,331
Intangible assets, net	5,546	98,649	7,408	—	111,603
Goodwill	—	255,465	16,097	—	271,562
Investments in and advances to subsidiaries	150,525	100,048	—	(250,573)	—
Intercompany receivable (payable)	240,825	5,820	(9,796)	(236,849)	—
Deferred tax asset, net	20,278	1,933	890	—	23,101
Prepaid expenses, deferred costs, and other assets	—	18,184	2,590	—	20,774
Total assets	$487,040	$660,082	$100,012	$(534,333)	$712,801
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,317	$—	$2,317
Current portion of other long-term liabilities	—	22,729	2,372	—	25,101
Accounts payable and accrued liabilities	7,895	126,865	23,319	(46,794)	111,285
Current portion of deferred tax liability, net	—	—	927	—	927
Total current liabilities	7,895	149,594	28,935	(46,794)	139,630
Long-term debt	366,000	27	2,605	—	368,632
Intercompany payable	—	269,331	20,389	(289,720)	—
Deferred tax liability, net	—	—	—	—	—
Asset retirement obligations	—	18,095	16,422	—	34,517
Other long-term liabilities	—	55,969	908	—	56,877
Total liabilities	373,895	493,016	69,259	(336,514)	599,656
Stockholders' equity	113,145	167,066	30,753	(197,819)	113,145
Total liabilities and stockholders' equity	$487,040	$660,082	$100,012	$(534,333)	$712,801

Condensed Consolidating Balance Sheets – continued

	As of December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$81	$2,219	$889	$—	$3,189
Accounts and notes receivable, net	31,898	16,465	4,074	(32,167)	20,270
Current portion of deferred tax asset, net	13,794	1,156	67	—	15,017
Other current assets	483	8,343	7,663	(6)	16,483
Total current assets	46,256	28,183	12,693	(32,173)	54,959
Property and equipment, net	—	94,972	61,626	(133)	156,465
Intangible assets, net	5,849	61,970	6,980	—	74,799
Goodwill	—	150,461	14,097	—	164,558
Investments in and advances to subsidiaries	(7,221)	—	—	7,221	—
Intercompany receivable (payable)	265,223	(2,180)	(8,486)	(254,557)	—
Deferred tax asset, net	—	—	715	—	715
Prepaid expenses, deferred costs, and other assets	—	3,020	799	—	3,819
Total assets	$310,107	$336,426	$88,424	$(279,642)	$455,315
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$3,076	$—	$3,076
Current portion of other long-term liabilities	—	20,944	3,549	—	24,493
Accounts payable and accrued liabilities	10,266	70,273	22,338	(32,167)	70,710
Current portion of deferred tax liability, net	—	—	715	—	715
Total current liabilities	10,266	91,217	29,678	(32,167)	98,994
Long-term debt	246,200	—	5,557	—	251,757
Intercompany payable	—	149,935	104,271	(254,206)	—
Deferred tax liability, net	9,387	814	67	—	10,268
Asset retirement obligations	—	15,485	11,172	—	26,657
Other long-term liabilities	—	21,630	1,755	—	23,385
Total liabilities	265,853	279,081	152,500	(286,373)	411,061
Stockholders' equity (deficit)	44,254	57,345	(64,076)	6,731	44,254
Total liabilities and stockholders' equity	$310,107	$336,426	$88,424	$(279,642)	$455,315

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$2,496	$100,460	$10,369	$—	$113,325
Additions to property and equipment	—	(45,640)	(18,778)	—	(64,418)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(514)	(1,954)	—	(2,468)
Investment in subsidiary	—	(100,048)	—	100,048	—
Issuance of long-term notes receivable	(316,231)	—	—	316,231	—
Payments received on long-term notes receivable	189,040	93,663	—	(282,703)	—
Acquisitions, net of cash acquired	(2,800)	(164,811)	43	—	(167,568)
Net cash used in investing activities	(129,991)	(217,350)	(20,689)	133,576	(234,454)
Proceeds from borrowings of long-term debt	381,738	308,294	7,937	(316,231)	381,738
Repayments of long-term debt	(261,938)	(188,902)	(96,854)	282,703	(264,991)
Repayments of borrowings under bank overdraft facility, net	—	—	(830)	—	(830)
Debt issuance and modification costs	(655)	—	—	—	(655)
Proceeds from exercises of stock options	11,420	—	—	—	11,420
Repurchase of capital stock	(3,150)	—	—	—	(3,150)
Issuance of capital stock	—	—	100,048	(100,048)	—
Net cash provided by financing activities	127,415	119,392	10,301	(133,576)	123,532
Effect of exchange rate changes on cash	—	—	(16)	—	(16)
Net (decrease) increase in cash and cash equivalents	(80)	2,502	(35)	—	2,387
Cash and cash equivalents as of beginning of period	81	2,219	889	—	3,189
Cash and cash equivalents as of end of period	$1	$4,721	$854	$—	$5,576

Condensed Consolidating Statements of Cash Flows – continued

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$5,459	$84,083	$15,626	$—	$105,168
Additions to property and equipment	—	(32,373)	(15,696)	—	(48,069)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(2,376)	(207)	—	(2,583)
Issuance of long-term notes receivable	(29,220)	—	—	29,220	—
Payments received on long-term notes receivable	84,500	—	—	(84,500)	—
Net cash provided by (used in) investing activities	55,280	(34,749)	(15,903)	(55,280)	(50,652)
Proceeds from borrowings of long-term debt	382,400	29,220	—	(29,220)	382,400
Repayments of long-term debt and capital leases	(443,393)	(84,735)	(2,212)	84,500	(445,840)
Proceeds from borrowings under bank overdraft facility, net	—	—	995	—	995
Debt issuance and modification costs	(5,423)	—	—	—	(5,423)
Proceeds from exercises of stock options	7,390	—	—	—	7,390
Repurchase of capital stock	(1,672)	—	—	—	(1,672)
Net cash used in financing activities	(60,698)	(55,515)	(1,217)	55,280	(62,150)
Effect of exchange rate changes on cash	—	—	374	—	374
Net increase (decrease) in cash and cash equivalents	41	(6,181)	(1,120)	—	(7,260)
Cash and cash equivalents as of beginning of period	40	8,400	2,009	—	10,449
Cash and cash equivalents as of end of period	$81	$2,219	$889	$—	$3,189

Condensed Consolidating Statements of Cash Flows – continued

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(23,776)	$90,365	$8,285	$—	$74,874
Additions to property and equipment	—	(16,189)	(9,581)	—	(25,770)
Payments for exclusive license agreements and site acquisition costs	—	(55)	(206)	—	(261)
Investment in subsidiary	(548)	—	—	548	—
Issuance of long-term notes receivable	(30,500)	—	—	30,500	—
Payments received on long-term notes receivable	97,630	—	—	(97,630)	—
Net cash provided by (used in) investing activities	66,582	(16,244)	(9,787)	(66,582)	(26,031)
Proceeds from borrowings of long-term debt	53,500	29,501	3,381	(30,500)	55,882
Repayments of long-term debt and capital leases	(97,000)	(98,387)	(1,455)	97,630	(99,212)
Repayments of borrowings under bank overdraft facility, net	—	—	(142)	—	(142)
Repurchase of capital stock	(458)	—	—	—	(458)
Payments received on subscriptions receivable	34	—	—	—	34
Proceeds from exercises of stock options	1,596	—	—	—	1,596
Issuance of capital stock	—	—	548	(548)	—
Noncontrolling interest shareholder capital contribution	—	—	526	—	526
Debt issuance and modification costs	(458)	—	—	—	(458)
Net cash (used in) provided by financing activities	(42,786)	(68,886)	2,858	66,582	(42,232)
Effect of exchange rate changes on cash	—	—	414	—	414
Net increase in cash and cash equivalents	20	5,235	1,770	—	7,025
Cash and cash equivalents as of beginning of period	20	3,165	239	—	3,424
Cash and cash equivalents as of end of period	$40	$8,400	$2,009	$—	$10,449

(22)  Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below for the years ended December 31, 2011 and 2010.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share amounts)
2011
Total Revenues	$138,041	$147,294	$165,059	$174,182	$624,576
Gross profit (1)	44,908	48,963	54,831	55,759	204,461
Net income (2)	6,558	8,742	46,800	8,046	70,146
Net income attributable to controlling interests and available to common stockholders (2)	6,480	8,715	46,885	8,153	70,233
Basic net income per common share (2)	$0.15	$0.20	$1.06	$0.18	$1.60
Diluted net income per common share (2)	$0.15	$0.20	$1.05	$0.18	$1.58

2010
Total revenues	$127,776	$132,948	$136,605	$134,749	$532,078
Gross profit (3)	39,704	43,220	45,154	43,608	171,686
Net income (4)	4,230	8,248	20,655	8,000	41,133
Net income attributable to controlling interests and available to common stockholders (4)	3,965	8,203	20,763	8,028	40,959
Basic net income per common share (4)	$0.10	$0.20	$0.49	$0.19	$0.98
Diluted net income per common share (4)	$0.09	$0.19	$0.49	$0.19	$0.96

____________

(1)

Excludes $13.4 million, $13.5 million, $15.5 million and $16.9 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(2)	Includes $37.0 million of tax benefit recorded in the quarter ended September 30 as a result of a tax reporting change with respect to the Company’s U.K. operations.

(3)

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 2011 Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 includes the Company’s consolidated subsidiaries, except for the acquisitions during 2011 of EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc.; LocatorSearch, LLC; Mr. Cash ATM Network, Inc.; and Access to Money, Inc. (the “acquired companies”). The acquired companies’ internal control over financial reporting was associated with 30% of total gross assets (of which 22% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 5% included in the consolidated financial statements of Cardtronics Inc. as of and for the year ended December 31, 2011.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Attestation Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this 2011 Form 10-K, as stated in their attestation report which is included on page 63.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 27, 2012.

CARDTRONICS, INC.

                                  /s/ Steven A. Rathgaber

                                   Steven A. Rathgaber

                    Chief Executive Officer and Director

                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2012.

Signature	Title

/s/ Steven A. Rathgaber	Chief Executive Officer and Director (Principal Executive Officer)
Steven A. Rathgaber

/s/ J. Chris Brewster	Chief Financial Officer (Principal Financial Officer)
J. Chris Brewster

/s/ E. Brad Conrad	Chief Accounting Officer (Principal Accounting Officer)
E. Brad Conrad

/s/ Dennis F. Lynch	Chairman of the Board of Directors
Dennis F. Lynch

/s/ Tim Arnoult	Director
Tim Arnoult

/s/ Robert P. Barone	Director
Robert P. Barone

/s/ Jorge M. Diaz	Director
Jorge M. Diaz

/s/ G. Patrick Phillips	Director
G. Patrick Phillips

/s/ Mark Rossi	Director
Mark Rossi

/s/ Juli Spottiswood	Director
Juli Spottiswood

EXHIBIT INDEX

Exhibit Number

Description

2.1

Securities Purchase Agreement, dated as of June 19, 2011, by and among Cardtronics USA, Inc., Efmark Deployment I, Inc., EDC ATM Subsidiary, LLC, and EDC Holding Company, LLC. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on July 26,2011, File No. 001-33864).

2.2

Agreement and Plan of Merger among Cardtronics USA, Inc. and CATM Merger Sub, Inc. and Access to Money, Inc. and LC Capital Master Fund, Ltd. dated as of August 15, 2011 (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Cardtronics, Inc on August 15, 2011, File No. 001-33864).

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

10.2

First Amendment to Credit Agreement, dated July 25, 2011, by and between Cardtronics, Inc., the Guarantor Party thereto, the Lenders party thereto and JP Morgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2011, File No. 001-33864).

10.3

Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007).

10.4

Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, LP and 7-Eleven, Inc (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on July 26, 2007, Registration No. 333-113470).

10.5

ATM Cash Services Agreement between Bank of America and Cardtronics, LP, dated effective as of August 2, 2004 (incorporated herein by reference to Exhibit 10.1 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

10.6

Amendment No. 1 to ATM Cash Services Agreement, dated August 2, 2004 (incorporated herein by reference to Exhibit 10.25 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

10.7

Amendment No. 2 to ATM Cash Services Agreement, dated February 9, 2006 (incorporated herein by reference to Exhibit 10.26 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

10.8

Amendment No. 3 to ATM Cash Services Agreement, dated February 21, 2007, by and between Cardtronics, LP and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.9

Amendment No. 4 to ATM Cash Services Agreement, dated March 23, 2009, by and between Cardtronics USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.10

Amendment No. 5 to ATM Cash Services Agreement, dated April 13, 2010, by and between Cardtronics USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.11

Amendment No. 6 to ATM Cash Services Agreement, dated September 22, 2011, by and between Cardtronics USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on November 7, 2011, File No. 001-33864).

10.12

Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, by Cardtronics, Inc. filed on November 9, 2007).

10.13

First Amendment to Contract Cash Solutions Agreement, dated February 28, 2009, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.14

Second Amendment to Contract Cash Solutions Agreement, dated as of July 19, 2009, by and between Cardtronics USA, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 7, 2009).

10.15

Third Amendment to Contract Cash Solutions Agreement, dated September 1, 2009, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.16

Fourth Amendment to Contract Cash Solutions Agreement, dated July 15, 2010, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.17

Temporary Increase in Maximum Available Amount among Cardtronics Inc., Cardtronics USA, Inc. (successor by conversion to Cardtronics LP) and Wells Fargo Bank, National Association dated as of August 22, 2011. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 7, 2011, File No. 001-33864).

10.18

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

10.21

Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.22

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

10.24

Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).†

10.25

Cardtronics, Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Appendix B of Cardtronics, Inc.’s Definitive Proxy Statement filed on April 30, 2010, File No. 001-33864).

10.26

Cardtronics, Inc. 2010 Annual Executive Cash Incentive Plan, effective January 1, 2010 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on May 17, 2010, File No. 001-33864). †

10.27

Form of Non-statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 19, 2009, Registration No. 001-33864). †

10.28

Nonstatutory Stock Option Agreement between Cardtronics, Inc. and Brad Conrad, dated June 5, 2008 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on October 20, 2010). †

10.29	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 19, 2009, Registration No. 001-33864). †
10.30

Restricted Stock Agreement between Cardtronics, Inc. and J. Chris Brewster, dated January 15, 2010 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 22, 2010). †

10.31

Restricted Stock Agreement between Cardtronics, Inc. and Michael H. Clinard, dated January 15, 2010 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 22, 2010). †

10.32

Restricted Stock Agreement between Cardtronics, Inc. and Rick Updyke, dated January 15, 2010 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 22, 2010). †

10.33

Restricted Stock Agreement between Cardtronics, Inc. and Steven A. Rathgaber, dated December 15, 2009 (incorporated herein by reference to Exhibit 10.49 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 4, 2010, Registration No. 001-33864). †

10.34

Restricted Stock Agreement between Cardtronics, Inc. and Brad Conrad, dated June 5, 2008 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on October 20, 2010). †

10.35

Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 24, 2011, Registration No. 001-33864). †

10.36

Cardtronics, Inc. 2011 Long Term Incentive Plan, dated January 31, 2011 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on February 1, 2011, Registration No. 001-33864). †

10.37

Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of July 20, 2007 (incorporated herein by reference to Exhibit 10.41 of the Registration Statement on Form S-4 filed by Cardtronics, Inc. on February 14, 2008, Registration No. 333-149236-03). †

10.38

Amended and Restated Service Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199-01).†

10.39	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †
10.40

First Amendment to Employment Agreement between Cardtronics, LP, Cardtronics, Inc., and Rick Updyke, dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.41

First Amendment to Amended and Restated Service Agreement between Bank Machine Ltd. and Ron Delnevo, dated effective as of June 5, 2008 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.42

Restricted Stock Agreement between Cardtronics, Inc. and J. Chris Brewster, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.43

Restricted Stock Agreement between Cardtronics, Inc. and Michael H. Clinard, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.44

Restricted Stock Agreement between Cardtronics, Inc. and Rick Updyke, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.45

Restricted Stock Agreement between Cardtronics, Inc. and Ron Delnevo, dated June 20, 2008 (incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864). †

10.46

Employment Agreement by and between Cardtronics, LP and Tres Thompson, dated effective as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K/A, filed by Cardtronics, Inc. on March 10, 2009, Registration No. 001-33864). †

10.47

Employment Agreement by and between Cardtronics USA Inc., Cardtronics, Inc. and Steven A. Rathgaber, dated effective as of February 1, 2010 (incorporated herein by reference to Exhibit 10.48 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 4, 2010, Registration No. 001-33864). †

10.48

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

21.1*	Subsidiaries of Cardtronics, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

__________

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934 and are otherwise not subject to liability under those sections.