Form 10-Q
period 2012-03-31
CARDTRONICS INC
filed 2012-04-30
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on April 26, 2012: 44,118,696

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,213	$5,576
Accounts and notes receivable, net of allowance of $419 and $251 as of March 31, 2012 and December 31, 2011, respectively	48,321	40,867
Inventory	5,793	3,517
Restricted cash	4,420	4,512
Current portion of deferred tax asset, net	25,476	26,902
Prepaid expenses, deferred costs, and other current assets	12,081	13,056
Total current assets	102,304	94,430
Property and equipment, net	209,345	191,331
Intangible assets, net	106,486	111,603
Goodwill	272,476	271,562
Deferred tax asset, net	24,866	23,101
Prepaid expenses, deferred costs, and other assets	18,145	20,774
Total assets	$733,622	$712,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$2,107	$2,317
Current portion of other long-term liabilities	25,235	25,101
Accounts payable	27,427	33,337
Accrued liabilities	77,396	77,948
Current portion of deferred tax liability, net	956	927
Total current liabilities	133,121	139,630
Long-term liabilities:
Long-term debt	373,501	368,632
Asset retirement obligations	37,502	34,517
Other long-term liabilities	68,453	56,877
Total liabilities	612,577	599,656

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 49,910,304 and 49,745,989 shares issued as of March 31, 2012 and December 31, 2011, respectively; 44,109,427 and 43,999,443 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	238,320	234,716
Accumulated other comprehensive loss, net	(88,380)	(83,902)
Retained earnings	24,099	14,270
Treasury stock; 5,800,877 and 5,746,546 shares at cost as of March 31, 2012 and December 31, 2011, respectively	(54,906)	(53,500)
Total parent stockholders’ equity	119,137	111,588
Noncontrolling interests	1,908	1,557
Total stockholders’ equity	121,045	113,145
Total liabilities and stockholders’ equity	$733,622	$712,801

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
ATM operating revenues	$177,813	$133,099
ATM product sales and other revenues	13,227	4,942
Total revenues	191,040	138,041
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	120,627	88,786
Cost of ATM product sales and other revenues	11,781	4,347
Total cost of revenues	132,408	93,133
Gross profit	58,632	44,908
Operating expenses:
Selling, general, and administrative expenses	16,075	13,004
Acquisition-related expenses	1,087	—
Depreciation and accretion expense	13,750	11,370
Amortization expense	5,475	3,627
Loss on disposal of assets	548	77
Total operating expenses	36,935	28,078
Income from operations	21,697	16,830
Other expense (income):
Interest expense, net	5,365	4,813
Amortization of deferred financing costs	220	211
Other income	(77)	(199)
Total other expense	5,508	4,825
Income before income taxes	16,189	12,005
Income tax expense	6,146	5,447
Net income	10,043	6,558
Net income attributable to noncontrolling interests	214	78
Net income attributable to controlling interests and available to common stockholders	$9,829	$6,480

Net income per common share – basic and diluted	$0.22	$0.15

Weighted average shares outstanding – basic	43,058,215	41,512,171
Weighted average shares outstanding – diluted	43,562,618	42,269,940

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$10,043	$6,558
Unrealized (losses) gains on interest rate swap contracts, net of income tax (benefit) expense of $(4,614) and $1,221 for the three months ended March 31, 2012 and 2011, respectively	(6,372)	3,023
Foreign currency translation adjustments	1,894	1,614
Other comprehensive (loss) income	(4,478)	4,637
Total comprehensive income	5,565	11,195
Less: comprehensive income attributable to noncontrolling interests	352	151
Comprehensive income attributable to controlling interests	$5,213	$11,044

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$10,043	$6,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	19,225	14,997
Amortization of deferred financing costs	220	211
Stock-based compensation expense	2,560	2,230
Deferred income taxes	5,380	5,063
Loss on disposal of assets	548	77
Unrealized gain on derivative instruments	(129)	(267)
Amortization of accumulated other comprehensive (gains) losses associated with derivative instruments no longer designated as hedging instruments	(45)	154
Other reserves and non-cash items	454	394
Changes in assets and liabilities:
Increase in accounts and notes receivable, net	(7,332)	(3,379)
Decrease in prepaid, deferred costs, and other current assets	564	837
Increase in inventory	(2,593)	(8)
Decrease (increase) in other assets	2,931	(3,443)
Decrease in accounts payable	(6,857)	(2,550)
Decrease in accrued liabilities	(4,731)	(4,700)
Decrease in other liabilities	(1,497)	(1,219)
Net cash provided by operating activities	18,741	14,955

Cash flows from investing activities:
Additions to property and equipment	(21,324)	(13,601)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	(362)	(1,448)
Acquisitions	(250)	—
Net cash used in investing activities	(21,936)	(15,049)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	53,700	52,600
Repayments of long-term debt and capital leases	(49,470)	(52,373)
Repayments of borrowings under bank overdraft facility, net	(212)	(1,051)
Proceeds from exercises of stock options	1,264	2,635
Repurchase of capital stock	(1,406)	(962)
Net cash provided by financing activities	3,876	849

Effect of exchange rate changes on cash	(44)	(260)
Net increase in cash and cash equivalents	637	495

Cash and cash equivalents as of beginning of period	5,576	3,189
Cash and cash equivalents as of end of period	$6,213	$3,684

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$9,545	$9,132
Cash paid for income taxes	$744	$921

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of March 31, 2012, the Company provided services to over 53,900 devices across its portfolio, which included approximately 46,800 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 3,800 devices throughout the United Kingdom ("U.K."), approximately 2,800 devices throughout Mexico, and approximately 500 devices throughout Canada. Included in the number of devices in the U.S. are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 53,900 devices are approximately 6,000 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., SunTrust Banks, Inc., and PNC Bank, N.A. As of March 31, 2012, over 15,800 of the Company’s domestic devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers. The Company also owns and operates the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 47,800 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. The Allpoint network includes a majority of the Company’s ATMs in the U.S., Puerto Rico and Mexico, all of the Company’s ATMs in the U.K., and over 5,000 locations in Australia through a partnership with a local ATM owner and operator in that market. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network. Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

Basis of Presentation

This Quarterly Report on Form 10-Q (this "Form 10-Q") has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP"), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company's Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Form 10-K"), which includes a summary of the Company's significant accounting policies and other disclosures.

The financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 are unaudited. The Consolidated Balance Sheet as of December 31, 2011 was derived from the audited balance sheet filed in the 2011 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include certain minor reclassifications. Those reclassifications did not impact the Company's total reported net income or stockholders' equity.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the three month periods ended March 31:

	2012	2011
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$11,905	$9,787
Amortization expense	5,475	3,627
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$17,380	$13,414

(2) Acquisitions

Acquisition of EDC

On July 25, 2011, the Company completed the acquisition of EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc. (collectively referred to as "EDC") for approximately $145.0 million in cash. As a result of the acquisition, the Company added over 3,600 ATMs across 47 states, with the majority of the machines located in high-traffic convenience store locations. In addition, many of the EDC ATMs were under contract with financial institutions to carry their brand and logo on the ATM, which has further enhanced the Company's surcharge-free product offerings.

Pro Forma Results of Operations.  The following table presents the unaudited pro forma combined results of operations of the Company and the acquired EDC portfolios for the three months ended March 31, 2011, after giving effect to certain pro forma adjustments including: (i) elimination of intercompany transactions prior to the consummation of EDC into the Company, (ii) amortization of acquired intangible assets and unfavorable contract liabilities assumed, (iii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, and (iv) an interest expense adjustment to remove the historical long-term debt of EDC that was repaid and to add interest expense on additional borrowings by the Company to fund the acquisition.

	Three Months Ended March 31, 2011
	(In thousands)
	As Reported	Pro Forma
Total revenues	$138,041	$152,879
Net income attributable to controlling interests and available to common stockholders	6,480	7,403

Pro forma earnings per share – basic and diluted	$0.15	$0.18

The unaudited pro forma financial results do not reflect the impact of the other acquisitions consummated by the Company in 2011, as the impact from these acquisitions would not be material to the condensed consolidated results of operations. The unaudited pro forma financial results assume that the acquisition occurred on January 1, 2010, and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Other Acquisitions

During the year ended December 31, 2011, the Company completed three other business combinations that were not material individually or in the aggregate, including LocatorSearch, LLC on August 1, 2011, Mr. Cash ATM Network, Inc. (“Mr. Cash”) on October 28, 2011, and Access to Money, Inc. ("Access to Money") on November 1, 2011.

Additionally, on January 25, 2012, the Company acquired certain assets from Complete Technical Services Limited (“CTS”) in the United Kingdom, an ATM installation company. The acquisition of the CTS assets did not have a material effect on the Company’s consolidated results of operations during the quarter ended March 31, 2012.

(3) Stock-Based Compensation

The Company calculates the fair value of stock-based awards granted to employees and directors on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The following table reflects the total stock-based compensation expense amounts included in the Company's Consolidated Statements of Operations for the three month periods ended March 31:

	2012	2011
	(In thousands)
Cost of ATM operating revenues	$203	$265
Selling, general, and administrative expenses	2,357	1,965
Total stock-based compensation expense	$2,560	$2,230

 The increase in stock-based compensation expense during the three month period ended March 31, 2012 was due to the issuance of additional shares of restricted stock awards ("RSAs") and restricted stock units ("RSUs") to certain of the Company's employees and directors during 2011 and 2012. All grants during the periods above were granted under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

 Options.  The number of the Company's  outstanding stock options as of March 31, 2012, and changes during the three month period ended March 31, 2012, are presented below:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options outstanding as of January 1, 2012	1,281,950	$9.73
Exercised	(120,017)	$8.70
Options outstanding as of March 31, 2012	1,161,933	$9.84

Options vested and exercisable as of March 31, 2012	1,087,933	$10.01

As of March 31, 2012, the unrecognized compensation expense associated with outstanding options was approximately $0.2  million.

Restricted Stock Awards.  The number of the Company's outstanding RSAs as of March 31, 2012, and changes during the three month period ended March 31, 2012, are presented below:

Number of Shares
RSAs outstanding as of January 1, 2012	1,106,612
Granted	44,298
Vested	(195,496)
RSAs outstanding as of March 31, 2012	955,414

The restricted shares granted during the three month period ended March 31, 2012 had a total grant-date fair value of approximately $1.2 million, or $27.04 per share.  As of March 31, 2012, the unrecognized compensation expense associated with all outstanding restricted share grants was approximately $9.8 million.

Restricted Stock Units.  In the first quarters of 2012 and 2011, the Company granted RSUs under the Company's 2012 and 2011 Long Term Incentive Plans ("LTIPs"), respectively, which are equity programs under the 2007 Stock Incentive Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee"), and are based on the Company's achievement of certain performance levels during the calendar year following its grant. Since these grants have both a performance-based and a service-based vesting schedule, the Company recognizes the related compensation expense over the requisite service period using a graded vesting methodology, based on the estimated performance levels that management believes will ultimately be met.

During the first quarter of 2012, the performance-based vesting requirements for the 2011 LTIP were determined to have been met by the Committee.  Therefore, 524,500 RSUs were granted and were outstanding as of March 31, 2012. The unrecognized compensation expense associated with restricted share grants was approximately $5.1 million as of March 31, 2012.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the statements of operations) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three month periods ended March 31, 2012 and 2011 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three month periods ended March 31, 2012 and 2011 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
		Weighted			Weighted
		Average	Earnings		Average	Earnings
		Shares	Per		Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$9,829			$6,480
Less: undistributed earnings allocated to unvested restricted shares	(334)			(213)
Net income available to common stockholders	$9,495	43,058,215	$0.22	$6,267	41,512,171	$0.15

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$334			$213
Stock options added to the denominator under the treasury stock method		504,403			757,769
Less: Undistributed earnings reallocated to restricted shares	(330)			(209)
Net income available to common stockholders and assumed conversions	$9,499	43,562,618	$0.22	$6,271	42,269,940	$0.15

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock (including both RSAs and RSUs) of 672,627 and 508,736 shares for the three month periods ended March 31, 2012 and 2011, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss

 Accumulated other comprehensive loss, net is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets and consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Foreign currency translation adjustments	$(25,241)	$(27,135)
Unrealized losses on interest rate swap contracts, net of income tax benefit of $18.3 million and $11.2 million as of March 31, 2012 and December 31, 2011, respectively	(63,139)	(56,767)
Total accumulated other comprehensive loss, net	$(88,380)	$(83,902)

 The Company records unrealized losses related to its interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future.

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company's book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(6) Noncurrent Prepaid Expenses and Other Assets

The $18.1 million of Noncurrent assets as of March 31, 2012 included $13.4 million recorded for an insurance receivable, related to the loss sustained as a result of the misappropriation of cash in February 2010 by the president and principal owner of Mount Vernon Money Center ("MVMC"), one of the Company's former third-party armored service providers in the Northeast U.S.

In February 2010, the Company reported a loss under its own cash insurance policy related to the cash misappropriated by MVMC. In May 2011, the Company's supplier of the vault cash at issue demanded repayment from the Company for the $16.2 million that MVMC had misappropriated. The Company subsequently repaid this amount to the vault cash provider through a borrowing under its revolving credit facility.  Initially, the Company’s insurance provider indicated that any otherwise unreimbursed portions of the $16.2 million loss would ultimately be recoverable under the cash insurance policy. As a result of making the repayment to the vault cash provider, the Company recorded a receivable, currently classified as non-current, as the Company expected to receive full reimbursement of the amount of misappropriated cash. In March 2011, the Company filed a formal insurance claim with its insurer seeking reimbursement of the $16.2 million. In November of 2011, the Company filed a lawsuit against its insurer seeking to expedite the repayment of the Company’s loss. In January 2012, the insurer filed a general denial, along with certain affirmative defenses. In January 2012, the Company received $2.8 million from the government receiver, representing a pro rata allocation of the seized assets seized by the government.  This payment reduced this non-current receivable balance. While it is uncertain as to the timing of the recovery of the remainder of the asset, the Company believes that it is probable that the Company will be able to fully recover the remaining $13.4 million currently recorded as a noncurrent receivable as of March 31, 2012 from the Company’s insurance provider. Events continue to develop in the pending litigation (with its inherent uncertainties) and, as a result, the timing of recovery and the ultimate amount recovered may differ from current expectations.

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as of March 31, 2012, as well as the changes in the net carrying amounts for the three month period ended March 31, 2012, by segment:

	Goodwill
	U.S.	U.K.	Other International	Total
	(In thousands)
Balance as of January 1, 2012:
Gross balance	$255,465	$63,364	$2,736	$321,565
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$255,465	$13,361	$2,736	$271,562

Purchase price adjustments	242	—	4	246
Acquisition	—	199	—	199
Foreign currency translation adjustments	—	434	35	469

Balance as of March 31, 2012:
Gross balance	$255,707	$63,997	$2,775	$322,479
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$255,707	$13,994	$2,775	$272,476

		Trade Name
		U.S.	U.K.	Total
		(In thousands)
Balance as of January 1, 2012		$200	$3,098	$3,298
Foreign currency translation adjustments		—	99	99
Balance as of March 31, 2012		$200	$3,197	$3,397

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that are subject to amortization as of March 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and branding contracts/relationships	$202,759	$(111,719)	$91,040
Deferred financing costs	9,169	(3,699)	5,470
Exclusive license agreements	15,761	(10,600)	5,161
Non-compete agreements	1,993	(575)	1,418
Total	$229,682	$(126,593)	$103,089

(8) Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Accrued merchant fees	$25,616	$20,387
Accrued armored fees	8,730	5,497
Accrued merchant settlement amounts	5,152	4,739
Accrued compensation	5,022	9,991
Accrued cash rental and management fees	4,596	4,188
Accrued maintenance fees	4,541	1,233
Accrued purchases	4,211	9,200
Accrued interest rate swap payments	2,240	2,034
Accrued ATM telecommunications costs	1,669	1,161
Accrued interest expense	1,566	5,709
Accrued processing costs	773	935
Other accrued expenses	13,280	12,874
Total	$77,396	$77,948

(9) Long-Term Debt

The Company's long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined rate of 2.7% as of March 31, 2012 and December 31, 2011)	171,000	166,000
Equipment financing notes	4,608	4,949
Total	375,608	370,949
Less: current portion	2,107	2,317
Total long-term debt, excluding current portion	$373,501	$368,632

Revolving Credit Facility

As of March 31, 2012, the Company's revolving credit facility provided for $250.0 million in borrowings and letters of credit (subject to the covenants contained within the facility), had a termination date of July 2016, and contained a feature that allows the Company to expand the facility up to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants.

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

As of March 31, 2012, the Company was in compliance with all applicable covenants and ratios under the facility, which were described in the 2011 Form 10-K.

As of March 31, 2012, $171.0  million was outstanding under the revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit servicing to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the facility. As of March 31, 2012, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $76.9  million.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by all of the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of March 31, 2012, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Facilities

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into nine separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.21%, were utilized for the purchase of ATMs to support the growth in the Company’s Mexico operations. As of March 31, 2012, approximately $58.9 million pesos ($4.6 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of March 31, 2012, the total amount of these guarantees was $30.0 million pesos ($2.3 million U.S.).

Bank Machine overdraft facility.  In addition to Cardtronics, Inc.’s $250.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. Such facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of March 31, 2012) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s U.K. operations. As of March 31, 2012, there were no amounts outstanding under this overdraft facility.

(10) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company's ATMs and costs to restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time.

The following table is a summary of the changes in the Company's asset retirement obligation liability for the three month period ended March 31, 2012 (in thousands):

Asset retirement obligation as of January 1, 2012	$34,517
Additional obligations	2,960
Accretion expense	615
Payments	(1,217)
Foreign currency translation adjustments	627
Asset retirement obligation as of March 31, 2012	$37,502

 See Note 13, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(11) Other Liabilities

Other liabilities consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,601	$23,637
Deferred revenue	1,597	1,440
Other	37	24
Total	$25,235	$25,101

Other Long-Term Liabilities:
Interest rate swaps	$59,236	$47,423
Obligations associated with acquired unfavorable contracts	2,926	3,349
Deferred revenue	1,235	1,248
Other	5,056	4,857
Total	$68,453	$56,877

The significant increase in the non-current portion of other long-term liabilities since December 31, 2011 is attributable to the Company's interest rate swaps, and in particular related to additional swaps entered into during the quarter ended March 31, 2012. The interest rate swaps extend through 2018, and as of March 31, 2012, carried approximately $82.4 million in estimated future liabilities under such contracts. See Note 12, Derivative Financial Instruments for additional information on the Company's interest rate swaps.

(12) Derivative Financial Instruments

Cash Flow Hedging Strategy

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility, if and when outstanding.  The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries, most notably its investment in Bank Machine, Ltd. in the U.K..  While the Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S. and the U.K.  The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in Mexico or Canada, nor does it utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

The interest rate swap contracts entered into with respect to the Company's vault cash rental obligations effectively modify the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental obligations to a fixed rate.  Such contracts are in place through December 31, 2018 for the Company's U.S. vault cash rental obligations, and December 31, 2013 for the Company's U.K. vault cash rental obligations.  By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts has been reduced.  The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company's outstanding vault cash obligations that have been hedged.  In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.  At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company's existing interest rate swap contracts contain credit-risk-related contingent features.

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedge transaction affects earnings.  Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings.  However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company’s vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial.  Accordingly, no ineffectiveness amounts associated with the Company’s effective cash flow hedges have been recorded in the Company’s consolidated financial statements. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period.

 The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

23
Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
United States	United Kingdom	Consolidated (1)	Fixed Rate	Term
(in thousands)
$750,000	£50,000	$829,935	3.45%	April 1, 2012 – December 31, 2012
$1,000,000	£25,000	$1,039,968	2.69%	January 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018

____________

(1)	United Kingdom pound sterling amounts have been converted into United States dollars at approximately $1.60 to £1.00, which was the exchange rate in effect as of March 31, 2012.

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

The Company believes that it is more likely than not that it will be able to realize the benefits associated with its net deferred tax asset positions in the future.  Therefore, the Company records the unrealized losses related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets.

The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges.  Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the U.K.  During the fourth quarter of 2009, the Company's vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.  As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.  In December 2009, the Company entered into a series of additional trades, the effects of which were to mostly offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.  Since the underlying swaps were not deemed to be effective hedges of the Company's underlying vault cash rental costs, the Company was required to record an unrealized gain of $0.1 million and a corresponding realized loss of $0.1 million for the three months ended March 31, 2012 and a $0.3 million unrealized gain and $0.3 million realized loss for the three months ended March 31, 2011 related to these swaps, which have been reflected in the Other expense (income) line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures

The following tables depict the effects of the use of the Company's derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$463	Prepaid expenses, deferred costs, and other current assets	$606

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$22,742	Current portion of other long-term liabilities	$22,520
Interest rate swap contracts	Other long-term liabilities	59,236	Other long-term liabilities	47,423
Total		$81,978		$69,943

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$859	Current portion of other long-term liabilities	$1,117

Total Derivatives		$82,374		$70,454

The asset derivative instruments reflected in the table above relate to the portions of certain derivative instruments that were in an overall liability position, for which the remainder of the fair value is reflected in the liability derivative instruments portion above.

Statements of Operations Data

	Three Months Ended March 31,
			Location of Loss
	Amount of Loss Recognized in		Reclassified from	Amount of Loss Reclassified from
Derivatives in Cash	OCI on Derivative Instruments		Accumulated OCI	Accumulated OCI into Income
Flow Hedging	(Effective Portion)		Into Income	(Effective Portion)
Relationship	2012	2011	(Effective Portion)	2012	2011
	(in thousands)			(in thousands)
Interest rate swap contracts	$(12,721)	$(2,893)	Cost of ATM operating revenues	$(6,394)	$(5,762)

		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized into Income on Derivative	Amount of Income (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		2012	2011
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$45	$(154)
Interest rate swap contracts	Other income	(1)	(14)
		$44	$(168)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges.  The Company has not historically, and does not currently anticipate terminating its existing derivative instruments prior to their expiration dates.  If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company's vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company's current interest rate swap contracts, as occurred during the fourth quarter of 2009, any resulting gains or losses will be recognized within the Other expense (income) line item of the Company's Consolidated Statements of Operations.

As of March 31, 2012, the Company expected to reclassify $22.8 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 13, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(13) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at March 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$463	$—	$463	$—

Liabilities
Liabilities associated with interest rate swaps	$82,837	$—	$82,837	$—
Acquisition-related contingent consideration	3,620	—	—	3,620

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$606	$—	$606	$—

Liabilities
Liabilities associated with interest rate swaps	$71,060	$—	$71,060	$—
Acquisition-related contingent consideration	3,475	—	—	3,475

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the three month periods ended March 31, 2012 and 2011 totaled $3.0 million and $1.3 million, respectively.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a net liability of $82.4 million as of March 31, 2012. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company's credit-adjusted risk-free interest rate. See Note 10, Asset Retirement Obligations for additional disclosures on the valuation process of this liability.

Acquisition-related contingent consideration.  Liabilities from acquisition-related contingent consideration are estimated by the Company using a discounted cash flow model.  Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, based on its best estimate of operational results for which the payment of these obligations are contingent upon. Unrealized gains and losses related to the contingent consideration associated with acquisitions are included in other (income) expenses in our consolidated statements of operations.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of March 31, 2012, the fair value of the Company's $200.0 million senior subordinated notes (see Note 9, Long-Term Debt) totaled $220.0 million, based on the quoted market price for such notes as of that date.

Fair Value Option. In February 2007, the Financial Accounting Standards Board (“FASB”) issued a statement that provided companies the option to measure certain financial instruments and other items at fair value. The Company elected not to adopt the fair value option provisions of this statement.

(14) Commitments and Contingencies

Legal Matters

Automated Transactions. On August 16, 2010, a lawsuit was filed in the United States District Court for the District of Delaware (the "District Court") entitled Automated Transactions LLC v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc., as one of the defendants. The 2010 Lawsuit alleges that the Company's subsidiary and the other defendants have infringed seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs. The plaintiff is seeking a permanent injunction, damages, treble damages and costs, including attorney's fees and expenses. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in a suit filed in 2006 against 7-Eleven, Inc. (the "2006 Lawsuit") concerning six of the same seven patents. In July 2007, when the Company acquired the 7-Eleven portfolio, the Company became subject to the 2006 Lawsuit; the ATM supplier in that case agreed to indemnify 7-Eleven, Inc. against the plaintiff's claims. That indemnity was assigned by 7-Eleven to the Company, and the supplier acknowledged that assignment.

The 2010 Lawsuit has been stayed by order of the Court pending the outcome of the 2006 Lawsuit.  In the 2006 Lawsuit, following our submission for summary judgment the District Court found that the Defendants did not infringe the claims asserted in any of the plaintiff's five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the District Court granted the Defendants partial summary judgment that the plaintiff's patent claims were, in part, invalid and rendered other findings so as to materially weaken the plaintiff's case. In addition, on January 28, 2011, the United States Patent and Trademark Office Board of Patent Appeals and Interferences ("BPAI") issued a decision affirming the rejection on the grounds of obviousness of all the claims of one of the patents asserted by the plaintiff in both the 2006 and 2010 Lawsuits. The plaintiff has appealed both of these rulings to the U.S. Court of Appeals for the Federal Circuit (the "Court of Appeals").  On April 23, 2012, the Court of Appeals rendered a decision that affirmed both the District Court’s rulings and the BPAI decision (the “Appeals Decision”). As a consequence, absent a rehearing or acceptance of a further appeal by the United States Supreme Court, the 2006 Lawsuit has been successfully terminated in the Company’s favor. Furthermore, though the Appeals Decision in the 2006 Lawsuit does not formally terminate the 2010 Lawsuit, the findings set forth in the Appeals Decision should also resolve in favor of the Company all of the claims made involving the same patents as had been asserted in the 2006 Lawsuit. The Appeals Decision should also materially weaken the plaintiff’s claims in the two remaining patents in the 2010 Lawsuit. Accordingly, the Company does not expect that the remaining pending litigation in this matter will have a material impact on its financial condition or results of operation, and the Company will continue to vigorously defend its position.

National Federation of the Blind. In 2011, the Company received notice of a motion for contempt filed against it by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. (the "Plaintiffs") in the United States District Court for the District of Massachusetts: Civil Action No. 03-11206-NMG (the "Motion"). In the Motion, the Plaintiffs allege that the Company has failed to fully comply with the requirements set forth in a December 2007 settlement agreement (as modified in November 2010, the "Settlement Agreement") by and between the Company and the Plaintiffs.  On December 15, 2011, the Court issued an order requiring the Company to meet the terms of the Settlement Agreement by March 15, 2012 or face a fine of $50 per ATM per month for each ATM not in compliance with the Settlement Agreement.  Prior to the issuance of the Court’s order and continuing since the issuance thereof, the  Company has been engaged in a concerted effort to ensure that its ATMs are in compliance with both the Settlement Agreement and the accessibility rules issued under the American with Disabilities Act, as amended in July 2010 (the "ADA").  We are continuing those efforts as we replace or upgrade ATMs.  Given the vast number of ATMs that the Company operates, coupled with the various makes and models of the ATMs in its fleet, while the Company expects to encounter sporadic issues, it does not anticipate any systemic or widespread issues.  Therefore, the Company does not anticipate that the outcome of this matter will have material adverse effect upon its financial condition or results of operations.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $37.5 million accrued for these liabilities as of March 31, 2012. For additional information, see Note 10, Asset Retirement Obligations.

(15) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows for the three month periods ended March 31:

	2012	2011
	(In thousands)
Income tax expense	$6,146	$5,447
Effective tax rate	38.0%	45.4%

The Company's effective tax rate during the three months ended March 31, 2012 was slightly lower than the combined total of the U.S. federal statutory rate of 35% and the Company's estimated effective state tax rate of 3.3%, primarily due to small profits recorded in the Company’s foreign operations, for which the Company is currently not recognizing any income tax expense, as a result of carrying valuation allowances on its deferred tax assets. The higher effective tax rate in the same period in 2011 was primarily due to losses in the Company’s foreign operations during that period for which the Company was carrying a valuation allowance on its deferred tax assets.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(16) Segment Information

As of March 31, 2012, the Company's operations consisted of its U.S., U.K., and Other International segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its United States segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

Management uses Adjusted EBITDA, along with other U.S. GAAP-based measures, to assess the operating results and effectiveness of its segments. Management believes Adjusted EBITDA is a useful measure because it allows management to more effectively evaluate operating performance and compare its results of operations from period to period without regard to financing method or capital structure. The Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially depending upon book values of assets, capital structures and the method by which the assets were acquired. Additionally, Adjusted EBITDA does not reflect acquisition-related costs and the Company's obligations for the payment of income taxes, loss on disposal of assets, interest expense, certain other non-operating items or other obligations such as capital expenditures.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests for the three month periods ended March 31:

	2012	2011
	(In thousands)
Adjusted EBITDA	$44,484	$33,542
Less:
Loss on disposal of assets	548	77
Other income	(77)	(209)
Noncontrolling interests	(410)	(495)
Stock-based compensation expense	2,551	2,221
Acquisition-related costs	1,087	—
EBITDA	$40,785	$31,948
Less:
Interest expense, net, including amortization of deferred financing costs	5,585	5,024
Income tax expense	6,146	5,447
Depreciation and accretion expense	13,750	11,370
Amortization expense	5,475	3,627
Net income attributable to controlling interests	$9,829	$6,480

The following tables reflect certain financial information for each of the Company's reporting segments for the three month periods ended March 31, 2012 and 2011.

	For the Three Month Period Ended March 31, 2012
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$157,955	$25,191	$7,894	$—	$191,040
Intersegment revenues	1,276	—	36	(1,312)	—
Cost of revenues	107,502	20,208	6,009	(1,311)	132,408
Selling, general, and administrative expenses	13,926	1,539	610	—	16,075
Acquisition-related expenses	878	209	—	—	1,087
Loss on disposal of assets	539	2	7	—	548

Adjusted EBITDA	40,347	3,443	695	(1)	44,484

Depreciation and accretion expense	8,507	4,465	783	(5)	13,750
Amortization expense	4,891	548	36	—	5,475
Interest expense, net	5,333	138	114	—	5,585
Income tax expense	6,146	—	—	—	6,146

Capital expenditures (1)	$16,129	$5,068	$489	$—	$21,686

	For the Three Month Period Ended March 31, 2011
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$110,345	$21,058	$6,638	$—	$138,041
Intersegment revenues	860	—	9	(869)	—
Cost of revenues	72,610	16,439	4,953	(869)	93,133
Selling, general, and administrative expenses	11,086	1,392	526	—	13,004
Loss (gain) on disposal of assets	16	79	(18)	—	77

Adjusted EBITDA	29,723	3,213	606	—	33,542

Depreciation and accretion expense	7,011	3,591	773	(5)	11,370
Amortization expense	3,141	480	6	—	3,627
Interest expense, net	3,743	1,067	214	—	5,024
Income tax expense	5,447	—	—	—	5,447

Capital expenditures (1)	$9,834	$5,211	$4	$—	$15,049

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs, and capital expenditures financed by direct debt. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	March 31, 2012	December 31, 2011
	(In thousands)
United States	$694,642	$675,349
United Kingdom	89,369	83,386
Other International	17,861	16,626
Eliminations	(68,250)	(62,560)
Total	$733,622	$712,801

(17) New Accounting Pronouncements

Adopted

Fair Value Measurements. In May 2011, the FASB issued Accounting Standards Updates (“ASU”) 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company adopted ASU 2011-04 as of January 1, 2012, which did not have a material impact on its consolidated financial position or results of operations.

Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted ASU 2011-05 as of January 1, 2012 and now reports comprehensive income in two separate but consecutive statements.

Testing Goodwill for Impairment. In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends ASC 350, Intangibles - Goodwill and Other. This update provides an entity with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted ASU 2011-08 as of January 1, 2012, which did not have a material impact on its consolidated financial position or results of operations.

(18) Supplemental Guarantor Financial Information

The Company's $200.0 million senior subordinated notes are guaranteed on a full and unconditional basis by all of the Company's domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three month periods ended March 31, 2012 and 2011 and the condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011 of (1) Cardtronics, Inc., the parent company and issuer of the senior subordinated notes ("Parent"); (2) all of the Company's domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$159,231	$33,121	$(1,312)	$191,040
Operating costs and expenses	2,633	133,610	34,416	(1,316)	169,343
Operating (loss) income	(2,633)	25,621	(1,295)	4	21,697
Interest (income) expense, net, including amortization of deferred financing costs	(616)	5,949	252	—	5,585
Equity in (earnings) losses of subsidiaries	(17,579)	2,405	—	15,174	—
Other expense (income), net	8	(530)	445	—	(77)
Income (loss) before income taxes	15,554	17,797	(1,992)	(15,170)	16,189
Income tax expense	5,515	631	—	—	6,146
Net income (loss)	10,039	17,166	(1,992)	(15,170)	10,043
Net income attributable to noncontrolling interests	—	—	—	214	214
Net income (loss) attributable to controlling interests and available to common stockholders	10,039	17,166	(1,992)	(15,384)	9,829
Other comprehensive income (loss) attributable to controlling interests	5,372	(11,691)	1,841	(138)	(4,616)
Comprehensive income (loss) attributable to controlling interests	$15,411	$5,475	$(151)	$(15,522)	$5,213

Condensed Consolidating Statements of Comprehensive Income – continued

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$111,205	$27,705	$(869)	$138,041
Operating costs and expenses	2,301	91,563	28,221	(874)	121,211
Operating (loss) income	(2,301)	19,642	(516)	5	16,830
Interest expense, net, including amortization of deferred financing costs	361	3,382	1,281	—	5,024
Equity in (earnings) losses of subsidiaries	(14,068)	2,395	—	11,673	—
Other (income) expense, net	(128)	(511)	440	—	(199)
Income (loss) before income taxes	11,534	14,376	(2,237)	(11,668)	12,005
Income tax expense	4,981	466	—	—	5,447
Net income (loss)	6,553	13,910	(2,237)	(11,668)	6,558
Net income attributable to noncontrolling interests	—	—	—	78	78
Net income (loss) attributable to controlling interests and available to common stockholders	6,553	13,910	(2,237)	(11,746)	6,480
Other comprehensive income attributable to controlling interests	1,147	3,126	364	(73)	4,564
Comprehensive income (loss) attributable to controlling interests	$7,700	$17,036	$(1,873)	$(11,819)	$11,044

Condensed Consolidating Balance Sheets

	As of March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$17	$4,901	$1,295	$—	$6,213
Accounts and notes receivable, net	44,920	43,423	7,495	(47,517)	48,321
Current portion of deferred tax asset, net	21,501	3,931	44	—	25,476
Other current assets	579	12,637	9,086	(8)	22,294
Total current assets	67,017	64,892	17,920	(47,525)	102,304
Property and equipment, net	—	137,256	72,197	(108)	209,345
Intangible assets, net	5,334	94,068	7,084	—	106,486
Goodwill	—	255,707	16,769	—	272,476
Investments in and advances to subsidiaries	162,638	100,048	—	(262,686)	—
Intercompany receivable (payable)	237,790	13,493	(10,220)	(241,063)	—
Deferred tax asset, net	23,230	724	912	—	24,866
Prepaid expenses, deferred costs, and other assets	—	15,577	2,568	—	18,145
Total assets	$496,009	$681,765	$107,230	$(551,382)	$733,622
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,107	$—	$2,107
Current portion of other long-term liabilities	—	23,027	2,208	—	25,235
Accounts payable and accrued liabilities	3,964	124,543	23,835	(47,519)	104,823
Current portion of deferred tax liability, net	—	—	956	—	956
Total current liabilities	3,964	147,570	29,106	(47,519)	133,121
Long-term debt	371,000	24	2,477	—	373,501
Intercompany payable	—	268,517	25,415	(293,932)	—
Asset retirement obligations	—	18,837	18,665	—	37,502
Other long-term liabilities	—	67,624	829	—	68,453
Total liabilities	374,964	502,572	76,492	(341,451)	612,577
Stockholders' equity	121,045	179,193	30,738	(209,931)	121,045
Total liabilities and stockholders' equity	$496,009	$681,765	$107,230	$(551,382)	$733,622

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$1	$4,721	$854	$—	$5,576
Accounts and notes receivable, net	44,454	37,141	6,065	(46,793)	40,867
Current portion of deferred tax asset, net	24,526	2,339	37	—	26,902
Other current assets	885	10,890	9,316	(6)	21,085
Total current assets	69,866	55,091	16,272	(46,799)	94,430
Property and equipment, net	—	124,892	66,551	(112)	191,331
Intangible assets, net	5,546	98,649	7,408	—	111,603
Goodwill	—	255,465	16,097	—	271,562
Investments in and advances to subsidiaries	150,525	100,048	—	(250,573)	—
Intercompany receivable (payable)	240,825	5,820	(9,796)	(236,849)	—
Deferred tax asset, net	20,278	1,933	890	—	23,101
Prepaid expenses, deferred costs, and other assets	—	18,184	2,590	—	20,774
Total assets	$487,040	$660,082	$100,012	$(534,333)	$712,801
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,317	$—	$2,317
Current portion of other long-term liabilities	—	22,729	2,372	—	25,101
Accounts payable and accrued liabilities	7,895	126,865	23,319	(46,794)	111,285
Current portion of deferred tax liability, net	—	—	927	—	927
Total current liabilities	7,895	149,594	28,935	(46,794)	139,630
Long-term debt	366,000	27	2,605	—	368,632
Intercompany payable	—	269,331	20,389	(289,720)	—
Asset retirement obligations	—	18,095	16,422	—	34,517
Other long-term liabilities	—	55,969	908	—	56,877
Total liabilities	373,895	493,016	69,259	(336,514)	599,656
Stockholders' equity	113,145	167,066	30,753	(197,819)	113,145
Total liabilities and stockholders' equity	$487,040	$660,082	$100,012	$(534,333)	$712,801

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(5,426)	$21,950	$2,217	$—	$18,741
Additions to property and equipment	—	(15,799)	(5,525)	—	(21,324)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(330)	(32)	—	(362)
Issuance of long-term notes receivable	(46,621)	(4,800)	—	51,421	—
Payments received on long-term notes receivable	47,205	—	—	(47,205)	—
Acquisitions	—	(28)	(222)	—	(250)
Net cash provided by (used in) investing activities	584	(20,957)	(5,779)	4,216	(21,936)
Proceeds from borrowing of long-term debt	53,700	46,395	5,026	(51,421)	53,700
Repayments of long-term debt and capital leases	(48,700)	(47,208)	(767)	47,205	(49,470)
Repayments of borrowings under bank overdraft facility, net	—	—	(212)	—	(212)
Proceeds from exercises of stock options	1,264	—	—	—	1,264
Repurchase of capital stock	(1,406)	—	—	—	(1,406)
Net cash provided by (used in) financing activities	4,858	(813)	4,047	(4,216)	3,876
Effect of exchange rate changes on cash	—	—	(44)	—	(44)
Net increase in cash and cash equivalents	16	180	441	—	637
Cash and cash equivalents as of beginning of period	1	4,721	854	—	5,576
Cash and cash equivalents as of end of period	$17	$4,901	$1,295	$—	$6,213

Condensed Consolidating Statements of Cash Flows — continued

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(2,549)	$14,155	$3,349	$—	$14,955
Additions to property and equipment	—	(9,482)	(4,119)	—	(13,601)
Payments for exclusive license agreements, site acquisition costs and other intangible assets	—	(352)	(1,096)	—	(1,448)
Issuance of long-term notes receivable	(43,291)	—	—	43,291	—
Payments received on long-term notes receivable	43,296	—	—	(43,296)	—
Net cash provided by (used in) investing activities	5	(9,834)	(5,215)	(5)	(15,049)
Proceeds from borrowings of long-term debt	52,600	38,791	4,500	(43,291)	52,600
Repayments of long-term debt	(51,700)	(43,296)	(673)	43,296	(52,373)
Repayments of borrowings under bank overdraft facility, net	—	—	(1,051)	—	(1,051)
Proceeds from exercises of stock options	2,635	—	—	—	2,635
Repurchase of capital stock	(962)	—	—	—	(962)
Net cash provided by (used in) financing activities	2,573	(4,505)	2,776	5	849
Effect of exchange rate changes on cash	—	—	(260)	—	(260)
Net increase (decrease) in cash and cash equivalents	29	(184)	650	—	495
Cash and cash equivalents as of beginning of period	81	2,219	889	—	3,189
Cash and cash equivalents as of end of period	$110	$2,035	$1,539	$—	$3,684

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

  our ability to respond to recent and future regulatory changes;
  our ability to respond to potential reductions in the amount of interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs, including a recent change by a major global network that will result in lower fees earned by us on transactions processed over this network;
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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report and (2) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”).

Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of March 31, 2012, we were the world’s largest retail ATM owner, providing services to approximately 53,900 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Mexico and Canada. Included within the number of devices in the U.S. are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. Also included in the number of devices in our network as of March 31, 2012 were approximately 6,000 ATMs to which we provided various forms of managed services. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining their ATMs, typically in exchange for a monthly service fee or fee per service provided. We typically do not receive surcharge and interchange fees in these arrangements, but rather those fees are earned by our customers.

We also partner with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within our network. As of March 31, 2012, over 15,800 of our domestic devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs.

Additionally, we own and operate the Allpoint network, the largest surcharge-free ATM network within the United States (based on the number of participating ATMs). The Allpoint network, which has more than 47,800 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the U.S., Puerto Rico and Mexico, all of our ATMs in the U.K., and over 5,000 locations in Australia through a partnership with a local ATM owner and operator. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties. For additional discussion of our operations and the manner in which we derive revenues, please refer to our 2011 Form 10-K.

Strategic Outlook

Over the past several years, we have expanded our operations through acquisitions, built an EFT transaction processing platform, launched our armored courier operation in the U.K., continually deployed ATMs in high-traffic locations under contracts with well-known retailers, expanded our relationships with leading financial institutions, grown our surcharge-free ATM network, Allpoint, and developed new product offerings such as managed ATM services.

During 2011, we completed four separate acquisitions: (1) in July, we acquired all of the outstanding securities of EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc. (collectively referred to as “EDC”) from EDC Holding Company, LLC, which provided us with over 3,600 ATMs that are primarily located in well-known convenience store locations throughout the U.S.; (2) in August, we completed the acquisition of LocatorSearch, LLC (“LocatorSearch”), a leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek; (3) in October, we acquired Mr. Cash ATM Network, Inc. (“Mr. Cash”), a privately-held company with approximately 600 ATMs across Canada, which allowed us to expand our international presence into Canada; and (4) in November, we completed the acquisition of Access to Money, Inc. (“Access to Money”), a leading operator of ATMs, with approximately 10,000 ATMs across the U.S., including both multi-unit regional retail chains and individual merchant ATM locations. Additionally, during the quarter ended March 31, 2012, we acquired certain assets from Complete Technical Services Limited in the U.K., an ATM installation business.

We expect to continue to launch new initiatives in the future to further leverage the significant investment that we have made in the development of our extensive ATM and financial services kiosk network, and to continue to integrate the operations of the entities acquired over the past year.  In particular, we see opportunities to further expand our operations during the remainder of 2012 and beyond through the following:

•         Increasing our Number of Deployed Devices with Existing as well as New Merchant Relationships. We believe that there is a significant opportunity to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Furthermore, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe that our size and scale, as well as our proven operational track record, position us well to capitalize on these opportunities as they arise.

•         Expand our Relationships with Leading Financial Institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage these offerings to attract additional financial institutions as customers. Our services currently offered to financial institutions include branding our ATMs with their logos, providing remote deposit capture, providing surcharge-free access to their customers through our Allpoint network, and offering managed services for their ATM portfolios. The number of machines and financial institutions participating in our Allpoint network are also increasing, enabling us to increase transaction counts and profitability on our existing machines.

•         Working with Non-Traditional Financial Institutions and Card Issuers to Further Leverage our Extensive ATM and Financial Services Kiosk Network. We believe that there are opportunities to develop relationships with non-traditional financial institutions and card issuers that are seeking an extensive and convenient ATM network to complement their new card offerings. Additionally, we believe that many of the prepaid debit card issuers that exist today in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored value prepaid debit cards to enable the customers of such issuers with convenient and surcharge-free access to cash.

•         Increasing Transaction Levels at our Existing Locations. We believe that there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding, we are working on developing new initiatives to potentially drive incremental transactions over our existing ATM locations. A recent example of this effort is our recent LocatorSearch acquisition, which helps consumers find our ATMs.

•         Pursue Additional Managed Services Opportunities. Over the last couple of years, we significantly expanded the number of ATMs that are operated under our managed services arrangement type.  We plan to pursue additional opportunities with leading merchants and financial institutions in the U.S., as well as international opportunities as they arise, working with our customers to provide them with a customized solution that fits their needs.

•         International Expansion. We currently operate in the U.S. (including the territories of Puerto Rico and the U.S. Virgin Islands), the U.K., Mexico, and Canada. We believe that there may be further opportunities to expand our business outside the U.S.

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

Recent Events and Trends

Withdrawal Transaction and Revenue Trends – United States. For the three months ended March 31, 2012, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 11.0% over the prior year. Approximately 1% of the increase was due to an extra calendar day as a result of 2012 being a leap year. Additionally, and as is further discussed below, approximately 2% of the increase was attributable to increased volume at our ATMs related to tax refund cards. Finally, while not specifically quantifiable, we believe that the unseasonably warm weather across most of the United States during the three months ended March 31, 2012 may have served to increase our same-store transaction growth rate. We define same-store ATMs as all ATMs that were continuously transacting for the trailing 24-month period to ensure the exclusion of any new growth or mid-month installations.

The overall increase in transactions was primarily attributable to two factors: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings; and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments, as well as cashing of tax refunds during the first quarter using government-issued prepaid cards. With respect to transaction increases driven by stored-value cards, the number of stored-value cards in circulation has increased, which has served to increase our potential customer base, as these stored-value cards are capable of being used at ATMs, and many of the individuals to whom the cards have been issued are traditionally unbanked or under-banked and have not historically been able to utilize ATMs. We expect to continue to see an increase in the number of stored-value cards in the future, which we believe will result in an increase in the number of cash withdrawal transactions being conducted on our domestic ATMs.

In addition, many U.S. banks serving the market for consumer banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially less cost than building their own ATM networks. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending their customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

Financial Regulatory Reform in the United States. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains broad measures aimed at overhauling existing financial regulations within the United States, was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) call for the establishment of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by electronic funds transfer networks for electronic debit transactions at the point-of-sale. ATM debit transactions have been determined not to be subject to regulation under the Dodd-Frank Act. Many of the detailed regulations required under the Dodd-Frank Act have still yet to be finalized. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as point-of-sale debit interchange. As potentially an indirect consequence, we have been notified by certain networks over which our ATM transactions are routed that the net interchange that the network will pay to us will be reduced in future periods. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer as an attractive form of payment as they previously had been. Decreased profitability on point-of-sale debit transactions could cause banks to provide incentives to their customers to use other payment types, such as credit cards. We believe that merchant retailers may continue to have a preference to receive cash as a form of payment.  . In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing laws and to be written laws and the resulting behavior by consumers and financial institutions will ultimately have on our business.

Withdrawal Transaction and Revenue Trends – United Kingdom. For the three months ended March 31, 2012, withdrawal transactions per ATM in the U.K. increased by 25% over the prior year. We continued to see a shift in the mix of ATMs in the U.K. from fewer pay-to-use ATMs and more surcharge-free, or “free-to-use” ATMs. As a result, we have installed more free-to-use machines in this market in recent periods. Specifically, the average number of free-to-use machines we had in the U.K. during the first quarter of 2012 approximately increased by 50% compared to the same quarter in 2011, whereas the number of pay-to-use machines decreased by approximately 8%. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues. However, interchange rates in the U.K., which are set by LINK, the U.K.’s primary ATM debit network, were reduced slightly effective as of January 1, 2012. LINK sets the interchange rates in the U.K. annually by using a cost-based methodology that incorporates interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2010 are considered for determining the 2012 interchange rate). Excluding the impact of the interchange rate decrease, the interchange revenues generated by some of our ATMs in that market would have been higher by approximately $0.3 million for the three month period ended March 31, 2012.

 In October of 2011, we were notified by a major global network that certain of our U.S. dollar-dispensing ATMs (“USD ATMs”) in Mexico were not in compliance with that network’s procedures for settling U.S. dollar-denominated transactions through Promoción y Operación S.A. de C.V. (“PROSA-RED”).  We are working with PROSA-RED to begin offering an acceptable solution to continue operating the USD ATMs, with some modifications to our current process. We have developed a solution to continue operating the USD ATMs that will result in some modifications to our current process and fee structure. This new process and fee structure is expected to be implemented in mid-2012, and could result in reduction of the revenues and profits we earn from the USD ATMs in Mexico.

Expansion in Canada. We entered the Canadian market in October 2011 through our acquisition of Mr. Cash. Part of our initial strategy to grow in that market was to leverage existing relationships with merchant retailers with whom we have significant existing relationships in the U.S. During the quarter ended March 31, 2012, we executed on that strategy by reaching a multi-year agreement with 7-Eleven, our largest merchant retail partner in the U.S., to be the exclusive ATM service provider for all of their stores in Canada. As part of this agreement, we will be installing almost 500 new ATMs at 7-Eleven stores in Canada over the next several months. As a result of this agreement, we expect to significantly grow our business in this market in 2012 and beyond. Additionally, we are actively seeking other similar expansion opportunities with existing and new merchant partners in this market.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2012	2011
Revenues:
ATM operating revenues	93.1%	96.4%
ATM product sales and other revenues	6.9	3.6

Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization, shown separately below) (1)	63.1	64.3
Cost of ATM product sales and other revenues	6.2	3.1

Total cost of revenues	69.3	67.5

Gross profit	30.7	32.5
Operating expenses:
Selling, general, and administrative expenses	8.4	9.4
Acquisition-related expenses	0.6	—
Depreciation and accretion expense	7.2	8.2
Amortization expense	2.9	2.6
Loss on disposal of assets	0.3	0.1

Total operating expenses	19.3	20.3

Income from operations	11.4	12.2
Other expense (income):
Interest expense, net	2.8	3.5
Amortization of deferred financing costs	0.1	0.2
Other income	—	(0.1)

Total other expense	2.9	3.5

Income before income taxes	8.5	8.7
Income tax expense	3.2	3.9

Net income	5.3	4.8
Net income attributable to noncontrolling interests	0.1	0.1

Net income attributable to controlling interests and available to common stockholders	5.1%	4.7%

_______________

(1)

Excludes effects of depreciation, accretion, and amortization expense of $17.4 million and $13.4 million for the three month periods ended March 31, 2012 and 2011, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.1% and 9.7% for the three month periods ended March 31, 2012 and 2011, respectively.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated, excluding the effect of acquisitions of EDC, Access to Money, and Mr. Cash, that were completed in 2011:

EXCLUDING 2011 ACQUISITIONS:	Three Months Ended March 31,
	2012	2011
Average number of transacting ATMs:
United States: Company-owned	20,079	18,870
United Kingdom	3,628	3,025
Mexico	2,843	2,917
Subtotal	26,550	24,812
United States: Merchant-owned	7,555	8,306
Average number of transacting ATMs – ATM operations	34,105	33,118

United States: Managed services (1)	4,791	3,905
United Kingdom: Managed services	21	11
Average number of transacting ATMs – Managed services	4,812	3,916

Total average number of transacting ATMs	38,917	37,034

Total transactions (in thousands):
ATM operations	137,649	108,938
Managed services	8,579	5,449
Total transactions	146,228	114,387

Total cash withdrawal transactions (in thousands):
ATM operations	85,415	66,624
Managed services	5,440	3,731
Total cash withdrawal transactions	90,855	70,355

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	835	671

ATM operating revenues	$1,438	$1,320
Cost of ATM operating revenues (2)	949	878
ATM operating gross profit (2)(3)	$489	$442

ATM operating gross profit margin (2)(3)	34.0%	33.5%

(1)	Includes 2,603 and 2,505 ATMs for the three months ended March 31, 2012 and 2011, respectively, for which the Company only provided EFT transaction processing services.

(2)	Amounts presented exclude the effect of depreciation, accretion, and amortization expense, which is presented separately in the Company’s consolidated statements of operations.

(3)

ATM operating gross profit and ATM operating gross margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in the Company’s portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of acquisitions of EDC, Access to Money, and Mr. Cash, that were completed in 2011:

INCLUDING 2011 ACQUISITIONS:	Three Months Ended March 31,
	2012	2011
Average number of transacting ATMs:
United States: Company-owned	24,859	18,870
United Kingdom	3,628	3,025
Mexico	2,843	2,917
Canada	514	—
Subtotal	31,844	24,812
United States: Merchant-owned	15,798	8,306
Average number of transacting ATMs – ATM operations	47,642	33,118

United States: Managed services (1)	5,797	3,905
United Kingdom: Managed services	21	11
Average number of transacting ATMs – Managed services	5,818	3,916

Total average number of transacting ATMs	53,460	37,034

Total transactions (in thousands):
ATM operations	158,885	108,938
Managed services	9,451	5,449
Total transactions	168,336	114,387

Total cash withdrawal transactions (in thousands):
ATM operations	100,886	66,624
Managed services	6,082	3,731
Total cash withdrawal transactions	106,968	70,355

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	706	671

ATM operating revenues	$1,217	$1,320
Cost of ATM operating revenues (2)	822	878
ATM operating gross profit (2)(3)	$395	$442

ATM operating gross profit margin (2)(3)	32.5%	33.5%

____________

(1)	Includes 2,603 and 2,505 ATMs for the three months ended March 31, 2012 and 2011, respectively, for which the Company only provided EFT transaction processing services.

(2)	Amounts presented exclude the effect of depreciation, accretion, and amortization expense, which is presented separately in the Company’s consolidated statements of operations.

(3)

ATM operating gross profit and ATM operating gross margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in the Company’s portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
ATM operating revenues	$177,813	$133,099	33.6%
ATM product sales and other revenues	13,227	4,942	167.7%

Total revenues	$191,040	$138,041	38.4%

ATM operating revenues. ATM operating revenues generated during the three month period ended March 31, 2012 increased $44.7 million from the three month period ended March 31, 2011. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended March 31, 2011 to
	Three Months Ended March 31, 2012
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$19,380	$(1,358)	$45	$18,067
Interchange revenue	12,047	5,152	238	17,437
Bank branding and surcharge-free network revenues	5,692	—	896	6,588
Managed services revenues	1,844	18	—	1,862
Other revenues	746	—	14	760

Total increase in ATM operating revenues	$39,709	$3,812	$1,193	$44,714

United States. During the three month period ended March 31, 2012, our U.S. operations experienced a $39.7 million increase in ATM operating revenues compared to the same period in 2011. Of this increase, $26.7 million was attributable to the contribution of entities acquired in the second half of 2011, including EDC, Access to Money, and LocatorSearch.  The remaining $13.0 million increase was due to a combination of growth achieved from several revenue sources, including: (1) increased surcharge revenue as a result of a higher machine count and an increase in surcharge transactions; (2) increased interchange revenue as a result of a 17% increase in withdrawal transactions, slightly offset by a decline in the per withdrawal interchange rate; (3) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and Allpoint surcharge-free network; and (4) an increase in managed services revenue as a result of the expansion of these services in the past year.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom. Our U.K. operations experienced a $3.8 million, or 18%, increase in ATM operating revenues during the three month period ended March 31, 2012, when compared to the same period in 2011. This increase was due primarily to higher interchange revenues as a result of a 44% increase in the total number of transactions conducted on our ATMs in that market. The increased level of transactions was primarily attributable to three factors: (1) a 20% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2011 and the first quarter of 2012 at locations of new and existing customers; (2) a 7% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs on a same-store basis; and (3) conversion of many ATMs from surcharging to free-to-use during the past year, resulting in a higher percentage of our revenues being from this machine type. Conversely, we experienced a decline in surcharge revenues generated by our U.K. operations as a result of same-store transaction declines and the conversion discussed above. Excluding the unfavorable impact of foreign currency exchange rate movements between the two periods, the total increase in the ATM operating revenues for the period would have been $4.3 million, or 20%, when compared to the same period in 2011.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Other International. Revenues in this segment, which includes the results of our Mexico operation and our Canadian subsidiary, contributed an additional $1.2 million for the quarter ended March 31, 2012. The Canadian operations contributed approximately $0.6 million of the increase, and the remaining increase was primarily attributable to an increase in bank branding revenues in our Mexico operation.

ATM product sales and other revenues. ATM product sales and other revenues for the three month period ended March 31, 2012 totaled $13.2 million and were $8.3 million higher than the same period in 2011, due principally to increased equipment sales and higher value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer. The increase in our VAR program sales was largely attributable to the replacement of certain ATMs that were not compliant with the new regulations under the Americans with Disabilities Act (“ADA”) that became effective this quarter.

Cost of Revenues

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$120,627	$88,786	35.9%
Cost of ATM product sales and other revenues	11,781	4,347	171.0%

Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$132,408	$93,133	42.2%

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three month period ended March 31, 2012 increased $31.8 million when compared to the same period in 2011. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Three Months Ended March 31, 2011 to
	Three Months Ended March 31, 2012
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$14,318	$1,531	$438	$16,287
Vault cash rental expense	3,176	105	(107)	3,174
Other costs of cash	2,704	856	564	4,124
Repairs and maintenance	3,649	304	7	3,960
Communications	1,029	(20)	43	1,052
Transaction processing	679	65	155	899
Stock-based compensation	(62)	—	—	(62)
Other expenses	1,888	645	(126)	2,407

Total increase in cost of ATM operating revenues	$27,381	$3,486	$974	$31,841

United States. As was the case with the increase in ATM revenues explained above, the acquisitions completed in the second half of 2011 contributed significantly to the increase, accounting for approximately $20.1 million. The remaining $7.3 million increase was mostly due to a higher total machine count and higher transaction volumes on our ATMs. The higher vault cash rental expense resulted from higher average cash balances outstanding and additional interest rate swap contracts that became effective in January 2012.  These interest rate swaps serve to fix the interest rate on a portion of the monthly vault cash rental fees we pay under our domestic vault cash rental agreements.  The fixed interest rates under these swaps are currently at higher rates than current market floating interest rates; however, the fixed rates under these swap contracts extend through various periods into the future and serve to reduce our exposure in the event interest rates rise over the next few years.  Repairs and maintenance expense was higher than the comparable period in 2011 due to various incremental costs incurred in the quarter to maintain high availability of our fleet. The remainder of the costs of ATM operating revenues generally increased as a result of higher total machine count in the U.S. for which we provide services (including managed services).

United Kingdom. In the quarter ended March 31, 2012, our U.K. operations experienced a $3.5 million, or 21%, increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) when compared to the same period in 2011. This overall increase was due primarily to the 20% year-over-year increase in the number of average transacting ATMs associated with this operation and an increase in employee-related costs.  As noted above in our discussion of revenues, the majority of our newly-deployed ATMs in the U.K. market are high transacting, free-to-use ATMs, which frequently carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating.  As a result, we expected to see an overall increase in several of the cost of ATM operating revenue expense categories.  Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in cost of ATM operating revenues for the period would have been $3.9 million, or 24%, when compared to the same period in 2011.

Other International. As noted above in our discussion of revenues, this segment now includes our Canadian subsidiary, which increased the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) by $0.3 million for the three months ended March 31, 2012.  Our Mexican operations contributed the remaining $0.7 million increase, which resulted from higher variable costs associated with our higher revenues.

Cost of ATM product sales and other revenues. The $7.4 million increase in the cost of ATM product sales and other revenues during the three month period ended March 31, 2012 compared to the same period in 2011 was consistent with the $8.3 million increase in ATM product sales and other revenues discussed above, and was primarily due to the increased equipment and VAR program sales during the period to comply with new ADA requirements.

Gross Profit Margin

	Three Months Ended March 31,
	2012	2011
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.2%	33.3%
Inclusive of depreciation, accretion, and amortization	22.4%	23.2%
ATM product sales and other revenues gross profit margin	10.9%	12.0%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	30.7%	32.5%
Inclusive of depreciation, accretion, and amortization	21.6%	22.8%

ATM operating gross profit margin. For the three month period ended March 31, 2012, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization decreased by 1.1 percentage points when compared to the same period in 2011. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization decreased by 0.8 percentage points during the three months ended March 31, 2012, when compared to the same period in 2011. These decreases are mostly attributable to lower margins on the acquired businesses during 2011. Excluding the effect of acquired businesses during 2011, the margin on our ATM operating business improved from the quarter ended March 31, 2011 to the quarter ended March 31, 2012.  This margin improvement was primarily attributable to the year-over-year increase in revenues from our surcharge-free offerings, bank branding, and higher transaction levels.

We expect that our gross margin in the remainder of 2012 will be relatively consistent with that of the most recent quarter, although we could experience a slight decline as a result of expected interchange rate declines.

ATM product sales and other revenues gross profit margin. For the three month period ended March 31, 2012, our gross profit margin on ATM product sales and other revenues decreased by 1.1 percentage points, when compared to the same period in 2011. The decrease was due to slightly lower margins on VAR and equipment sales during the quarter.

Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Selling, general, and administrative expenses	$13,718	$11,039	24.3%
Stock-based compensation	2,357	1,965	19.9%
Acquisition-related expenses	1,087	—	100.0%

Total selling, general, and administrative expenses	$17,162	$13,004	32.0%

Percentage of total revenues:
Selling, general, and administrative expenses	7.2%	8.0%
Stock-based compensation	1.2%	1.4%
Acquisition-related expenses	0.6%	0.0%
Total selling, general, and administrative expenses	9.0%	9.4%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the three months ended March 31, 2012, SG&A expenses, excluding stock-based compensation, increased $2.7 million compared to the same period in 2011. This increase was due to: (1) higher employee-related costs compared to the same periods last year due to increased headcount, including employees added from the acquisitions completed during the second half of 2011; (2) increased incentive-based compensation expense; (3) higher professional and legal expenses.

Stock-based compensation. The increase in stock-based compensation during the three month period ended March 31, 2012 was due to the issuance of additional shares of restricted stock awards and units granted over the past year. Particularly, during the first quarter of 2011 and 2012, we issued awards under our 2011 and 2012 Long Term Incentive Plans (“LTIPs”), respectively, which initially vest based on performance-based requirements followed by continued service-based vesting requirements. Although these awards are not considered to be earned and outstanding when initially granted, we recognize the compensation expense related to these awards based on the ultimate awards we expect to issue as a result of the Company’s performance at the conclusion of the performance period. For additional details on these equity awards, see Item 1.  Financial Information, Note 3, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Depreciation expense	$13,135	$10,678	23.0%
Accretion expense	615	692	(11.1)%

Depreciation and accretion expense	$13,750	$11,370	20.9%

Percentage of total revenues:
Depreciation expense	6.9%	7.7%
Accretion expense	0.3%	0.5%
Total depreciation and accretion expense	7.2%	8.2%

For the three month period ended March 31, 2012, depreciation expense increased when compared to the same period in 2011 primarily as a result of the deployment of additional Company-owned ATMs throughout 2011 and the first quarter of 2012, as well as the acquisition of businesses completed during the second half of 2011.  Accretion expense in the first quarter of 2012 decreased compared to the comparable period in 2011 due primarily to a minor change in estimate during 2011. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization Expense

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Amortization expense	$5,475	$3,627	51.0%

Percentage of total revenues	2.9%	2.6%

Amortization expense is primarily comprised of the amortization of intangible assets related to merchant contracts and relationships associated with our acquisitions. The increase in amortization during the three month period ended March, 31, 2012 as compared to the same period in 2011 was due to the addition of $52.7 million in intangible assets from the four acquisitions completed during the second half of 2011.

Loss on Disposal of Assets

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Loss on disposal of assets	$548	$77	611.7%

Percentage of total revenues	0.3%	0.1%

We recognized significantly higher losses on disposal of assets during the three months ended March 31, 2012 as compared to the same period in 2011 mostly as a result of an increase in the number of assets that we removed during the first quarter of 2012, in conjunction with replacing non-ADA-compliant ATMs.

Interest Expense, Net

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Interest expense, net	$5,365	$4,813	11.5%
Amortization of deferred financing costs	220	211	4.3%

Total interest expense, net	$5,585	$5,024	11.2%

Percentage of total revenues	2.9%	3.6%

Interest expense, net. Interest expense, net, increased during the three month period ended March 31, 2011, when compared to the same period in 2011, due to borrowings under our revolving credit facility to fund the acquisitions made during the second half of 2011, which resulted in a year-over-year increase in debt outstanding. For additional details, see Item 1.  Financial Information, Note 9, Long-Term Debt.

Amortization of deferred financing costs. Amortization of deferred financing costs during the three month period ended March 31, 2012 was fairly consistent with the same period in 2011. The amortization relates to the costs associated with the issuance of $200.0 million 8.25% senior subordinated notes due 2018 (“2018 Notes”) and the amendments of our $250.0 million revolving credit facility, which are being amortized over the underlying term of the respective agreements.

Income Tax Expense

	Three Months Ended March 31,
	2012	2011	% Change
	(In thousands)
Income tax expense	$6,146	$5,447	12.8%

Effective tax rate	38.0%	45.4%

     Our income tax expense during the three months ended March 31, 2012 increased over the same period in 2011 primarily due to an increase in income before taxes. The apparent decrease in the effective tax rate is primarily the result of operating losses in our foreign operations in the quarter ended March 31, 2011 for which we did not record a tax benefit, as a result of carrying valuation allowances on our foreign deferred tax assets. We continue to maintain valuation allowances for our local net deferred tax asset positions in the U.K. and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized.

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

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. EBITDA and Adjusted EBITDA also do not reflect acquisition-related costs and our obligations for the payment of income taxes, interest expense, loss on disposal of assets, certain non-operating items or other obligations such as capital expenditures. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions. The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt. The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP.

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA and Adjusted Net Income

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$9,829	$6,480
Adjustments:
Interest expense, net	5,365	4,813
Amortization of deferred financing costs	220	211
Income tax expense	6,146	5,447
Depreciation and accretion expense	13,750	11,370
Amortization expense	5,475	3,627
EBITDA	$40,785	$31,948

Add back:
Loss on disposal of assets (1)	548	77
Other income (2)	(77)	(209)
Noncontrolling interests (3)	(410)	(495)
Stock-based compensation expense (4)	2,551	2,221
Acquisition-related costs (5)	1,087	—
Adjusted EBITDA	$44,484	$33,542
Less:
Interest expense, net (4)	5,310	4,708
Depreciation and accretion expense (4)	13,380	10,991
Adjusted pre-tax income	25,794	17,843
Income tax expense (at 35%) (6)	9,028	6,245
Adjusted Net Income	$16,766	$11,598

Adjusted Net Income per share	$0.39	$0.28
Adjusted Net Income per diluted share	$0.38	$0.27

Weighted average shares outstanding - basic	43,058,215	41,512,171
Weighted average shares outstanding - diluted	43,562,418	42,269,940

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

(5)       Acquisition-related costs include non-recurring costs incurred for professional and legal fees and certain transition and integration-related costs, related to recent acquisitions.

(6)     35% represents our estimated long-term, cross-jurisdictional effective cash tax rate.

Calculation of Free Cash Flow

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash provided by operating activities	$18,741	$14,955
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(21,686)	(15,049)
Free cash flow	$(2,945)	$(94)

Liquidity and Capital Resources

Overview

As of March 31, 2012, we had $6.2 million in cash and cash equivalents on hand and $375.6 million in outstanding long-term debt.

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

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we expect to continue to generate positive free cash flows in the remainder of 2012 and beyond, we expect to continue repaying the amounts outstanding under our revolving credit facility. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $18.7 million for the three months ended March 31, 2012 compared to net cash provided by operating activities of $15.0 million during the same period in 2011. The year-over-year increase was primarily attributable to the generation of higher operating profits. Partly offsetting the increases from operating income were increases in certain working capital balances relative to the prior year period as a result of higher revenues and other timing matters.

Investing Activities

Net cash used in investing activities totaled $21.9 million for the three months ended March 31, 2012, compared to $15.0 million during the same period in 2011. The year-over-year increase was primarily the result of capital expenditures during the quarter to upgrade and replace certain ATMs, as well as to purchase additional ATMs for new placements.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchasing of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for the remainder of 2012 will total approximately $48.3 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts and enhance our existing devices with additional functionalities. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities

Net cash provided by financing activities totaled $3.9 million for the three months ended March 31, 2012 compared to $0.8 million provided by financing activities during the same period in 2011. During the quarter ended March 31, 2012, our capital expenditures totaled approximately $21.7 million, which exceeded our operating cash flows during the same period by $3.0 million. The cash provided by financing activities was used to fund this difference between operating cash flows and investments made during the period.

Financing Facilities

As of March 31, 2012, we had approximately $375.6 million in outstanding long-term debt, which was comprised of: (1) $200.0 million of 2018 Notes, (2) $171.0 million in borrowings under our revolving credit facility, and (3) $4.6 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. As of March 31, 2012, we had a $250.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This facility, which was entered into on July 15, 2010 and amended on July 25, 2011, provides us with $250.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has an expiration date of July 2016. The facility contains the ability to further increase the borrowing capacity to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants and other conditions.

Borrowings under our revolving credit facility bear interest at a variable rate based upon our total leverage ratio and the London Interbank Offered Rate (“LIBOR”) or Alternative Base Rate (as defined in the agreement) at our option. Additionally, we are required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of all of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (1) limitations on the amount of senior debt and total debt that we can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the facility. Under the amended credit agreement, these limitations are generally governed by a senior leverage ratio test and a fixed charge ratio covenant.

As of March 31, 2012, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.7%. Additionally, as of March 31, 2012, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of March 31, 2012, we had $76.9 million in available borrowing capacity under the $250.0 million revolving credit facility.

Senior Subordinated Notes. In August 2010, we issued $200.0 million in 2018 Notes. The 2018 Notes are subordinate to borrowings made under the revolving credit facility and carry an 8.25% coupon. Interest is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by all of our domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which we have considerable flexibility. Pursuant to the terms of the indenture, we are limited on the amount of restricted payments including dividends that we can make. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket.

As of March 31, 2011, we were in compliance with all applicable covenants required under the Notes.

Other Borrowing Facilities

•         Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $250.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. This facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of March 31, 2012) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general purposes for our United Kingdom operations. As of March 31, 2012, there were no amounts outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.

•         Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into nine separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.21%, were utilized for the purchase of ATMs to support the growth in our Mexico operations. As of March 31, 2012, approximately $58.9 million pesos ($4.6 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of March 31, 2012, the total amount of these guarantees was $30.0 million pesos ($2.3 million U.S.).

New Accounting Standards

For a description of the accounting standards that we adopted during 2012, see Item 1. Notes to Consolidated Financial Statements, Note 17, New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2011 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2012, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the U.S., the U.K., Mexico, and Canada. In the U.S. and the U.K., we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the U.S. and U.K. LIBOR rates, respectively. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).  We currently do not have a material amount of vault cash in Canada, but expect to incur additional ATM vault cash rental expense in 2012 as we expand those operations.

As a result of the significant sensitivity surrounding the vault cash rental expense for our U.S. and U.K. operations, we have entered into a number of interest rate swaps to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances. The following swaps currently in place serve to fix the rate utilized for our vault cash rental agreements in the U.S. and the U.K. for the following notional amounts and periods:

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
United States	United Kingdom	Consolidated (1)	Fixed Rate	Term
(in thousands)
$750,000	£50,000	$829,935	3.45%	April 1, 2012 – December 31, 2012
$1,000,000	£25,000	$1,039,968	2.69%	January 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018

________

(1)	U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.60 to £1.00, which was the exchange rate in effect as of March 31, 2012.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our outstanding vault cash balances as of March 31, 2012 and assuming a 100 basis point increase in interest rates:

	Vault Cash Balance as of March 31, 2012			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)	(Functional currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,695.6	$1,695.6		$17.0	$17.0		$9.5	$9.5
United Kingdom		£194.7	311.2		£1.9	3.1		£1.4	2.3
Mexico	p$	265.5	20.7	p$	2.7	0.2	p$	2.7	0.2
Canada	c$	0.7	0.7	c$	—	—	c$	—	—
Total			$2,028.2			$20.3			$12.0

Starting in 2013 and continuing for several years thereafter, our expected exposure to changes in interest rates on our outstanding vault cash balances is expected to be somewhat lower than is presented in the table above. This expected reduction in exposure to floating interest rates  is primarily the  result of forward-starting swaps, which increase our overall hedged position by $250.0 million in 2013 and an additional $250.0 million in 2014 on our vault cash balances outstanding in the U.S.. These incremental swaps are partially offset by reductions in outstanding interest rate swap agreements related to the vault cash in our U.K. operation during the same time period. While we expect some growth in outstanding vault cash balances as a result of expected future business growth, we anticipate that our overall hedged position will increase in future periods. Therefore, as a result, we expect our overall exposure to floating interest rates on outstanding vault cash to decrease somewhat in the future.

As of March 31, 2012, we had a net liability of $82.4 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. The vast majority of these swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. Certain interest rate swaps in the U.K. are not accounted for as cash flow hedges. Accordingly, changes in the fair values of such swaps are recorded in other expense (income) in the accompanying Consolidated Statements of Operations. However, due to certain offsetting interest rate swap transactions that were entered into in December 2009, changes in the values of these swaps have not had, and are not expected to have, a significant impact on our ongoing results of operations. Due to our determination that net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of March 31, 2012, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico, as we have historically not deemed it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in this market.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $171.0 million outstanding under the facility as of March 31, 2012, an increase of 100 basis points in the underlying interest rate would have had a $0.4 million impact on our interest expense in the three month period then ended. However, there is no guarantee that we will not borrow additional amounts under the facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant.

Outlook. If we continue to experience low short-term interest rates in the U.S. and the U.K., it will serve to be beneficial to the amount of interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the U.S. and the U.K.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Mexico, and now Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income (loss) in our consolidated financial statements. As of March 31, 2012, this translation loss totaled approximately $25.2 million compared to approximately $27.1 million as of December 31, 2011.

Our consolidated financial results were positively impacted by an increase in the value of the British pound relative to the U.S. dollar during the three month period ended March 31, 2012. However, our consolidated financial results were negatively impacted by changes in the value of the Mexican peso relative to the U.S. dollar for the three month period ended March 31, 2012 compared to the comparable prior year period. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our U.K. operations’ operating income during the three months ended March 31, 2012 would have been immaterial. Similarly, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Mexican peso or the Canadian dollar for the three months ended March 31, 2012, the effect upon the respective subsidiary’s operating income would have also been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of March 31, 2012, the intercompany payable balance from our U.K. operations to the parent totaled $37.0 million, of which $6.1 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of March 31, 2012, the effect upon our Consolidated Statements of Operations would be approximately $0.6 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 14, Commitments and Contingencies.

Item 1A. Risk Factors

The material risks we face are described in our 2011 Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in our risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2012:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value that May Yet
	of Shares	Price Paid	Part of a Publicly	be Purchased Under
Period	Purchased (1)	Per Share (2)	Announced Program	the Program (3)
January 1 – 31, 2012	24,693	25.88	—	$—
February 1 – 29, 2012	28,113	25.76	—	$—
March 1 – 31, 2012	1,525	27.81	—	$—

_________

(1)

Represents shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)

The price paid per share was based on the average high and low trading prices of our common stock on January 15, 2012, February 1, 2012, and March 2, 2012, which represents the dates on which we repurchased shares from the participants under our 2007 Stock Incentive Plan.

(3)

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

CARDTRONICS, INC.

April 30, 2012	/s/ J. Chris Brewster
J. Chris Brewster
(Duly Authorized Officer and Principal Financial Officer)

April 30, 2012	/s/ E. Brad Conrad
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

* 10.1	Cardtronics, Inc. 2012 Long Term Incentive Plan, dated January 31, 2012.
* 31.1	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
* 31.2	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(a) of the Securities Exchange Act of 1934.
** 32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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