Form 10-Q
period 2012-06-30
CARDTRONICS INC
filed 2012-07-31
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, par value: $0.0001 per share.  Shares outstanding on July 27, 2012:  44,211,611

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,044	$5,576
Accounts and notes receivable, net of allowance of $530 and $251 as of June 30, 2012 and December 31, 2011, respectively	48,246	40,867
Inventory	3,171	3,517
Restricted cash	3,372	4,512
Current portion of deferred tax asset, net	19,032	26,902
Prepaid expenses, deferred costs, and other current assets	14,080	13,056
Total current assets	94,945	94,430
Property and equipment, net	227,402	191,331
Intangible assets, net	104,092	111,603
Goodwill	272,114	271,562
Deferred tax asset, net	35,973	23,101
Prepaid expenses, deferred costs, and other assets	17,539	20,774
Total assets	$752,065	$712,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$1,721	$2,317
Current portion of other long-term liabilities	24,917	25,101
Accounts payable	24,008	33,337
Accrued liabilities	80,119	77,948
Current portion of deferred tax liability, net	934	927
Total current liabilities	131,699	139,630
Long-term liabilities:
Long-term debt	372,208	368,632
Asset retirement obligations	40,178	34,517
Other long-term liabilities	94,389	56,877
Total liabilities	638,474	599,656

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 50,041,316 and 49,745,989 shares issued as of June 30, 2012 and December 31, 2011, respectively; 44,127,037 and 43,999,443 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	5	4
Additional paid-in capital	242,856	234,716
Accumulated other comprehensive loss, net	(106,845)	(83,902)
Retained earnings	33,763	14,270
Treasury stock; 5,914,279 and 5,746,546 shares at cost as of June 30, 2012 and December 31, 2011, respectively	(57,895)	(53,500)
Total parent stockholders’ equity	111,884	111,588
Noncontrolling interests	1,707	1,557
Total stockholders’ equity	113,591	113,145
Total liabilities and stockholders’ equity	$752,065	$712,801

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
ATM operating revenues	$181,567	$141,429	$359,380	$274,528
ATM product sales and other revenues	10,453	5,865	23,680	10,807
Total revenues	192,020	147,294	383,060	285,335
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	123,621	93,117	244,248	181,903
Cost of ATM product sales and other revenues	9,479	5,214	21,260	9,561
Total cost of revenues	133,100	98,331	265,508	191,464
Gross profit	58,920	48,963	117,552	93,871
Operating expenses:
Selling, general, and administrative expenses	16,589	12,925	32,664	25,929
Acquisition-related expenses	390	343	1,477	343
Depreciation and accretion expense	14,735	11,437	28,485	22,807
Amortization expense	5,412	3,667	10,887	7,294
Loss on disposal of assets	264	86	812	163
Total operating expenses	37,390	28,458	74,325	56,536
Income from operations	21,530	20,505	43,227	37,335
Other expense (income):
Interest expense, net	5,332	4,754	10,697	9,567
Amortization of deferred financing costs	224	213	444	424
Other expense (income)	26	139	(51)	(60)
Total other expense	5,582	5,106	11,090	9,931
Income before income taxes	15,948	15,399	32,137	27,404
Income tax expense	6,369	6,657	12,515	12,104
Net income	9,579	8,742	19,622	15,300
Net (loss) income attributable to noncontrolling interests	(85)	27	129	105
Net income attributable to controlling interests and available to common stockholders	$9,664	$8,715	$19,493	$15,195

Net income per common share – basic	$0.22	$0.20	$0.44	$0.35
Net income per common share – diluted	$0.21	$0.20	$0.43	$0.35

Weighted average shares outstanding – basic	43,268,541	41,910,944	43,163,377	41,712,659
Weighted average shares outstanding – diluted	43,730,200	42,659,587	43,648,954	42,476,101

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$9,579	$8,742	$19,622	$15,300
Unrealized losses on interest rate swap contracts, net of income tax benefit of $10,436 and $5,530 for the three months ended June 30, 2012 and 2011, respectively, and $15,050 and $4,309 for the six months ended June 30, 2012 and 2011, respectively	(16,873)	(9,747)	(23,245)	(6,724)
Foreign currency translation adjustments	(1,592)	(184)	302	1,430
Other comprehensive loss	(18,465)	(9,931)	(22,943)	(5,294)
Total comprehensive (loss) income	(8,886)	(1,189)	(3,321)	10,006
Less: comprehensive (loss) income attributable to noncontrolling interests	(201)	53	151	204
Comprehensive (loss) income attributable to controlling interests	$(8,685)	$(1,242)	$(3,472)	$9,802

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$19,622	$15,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	39,372	30,101
Amortization of deferred financing costs	444	424
Stock-based compensation expense	6,008	4,624
Deferred income taxes	11,131	11,554
Loss on disposal of assets	812	163
Unrealized gain on derivative instruments	(256)	(519)
Amortization of accumulated other comprehensive (gains) losses associated with derivative instruments no longer designated as hedging instruments	(122)	232
Other reserves and non-cash items	1,101	678
Changes in assets and liabilities:
Increase in accounts and notes receivable, net	(7,593)	(6,484)
(Increase) decrease in prepaid, deferred costs, and other current assets	(1,870)	60
Increase in inventory	(1,758)	(333)
Decrease (increase) in other assets	4,404	(19,024)
Decrease in accounts payable	(10,480)	(4,382)
(Decrease) increase in accrued liabilities	(1,093)	558
Decrease in other liabilities	(3,801)	(1,913)
Net cash provided by operating activities	55,921	31,039

Cash flows from investing activities:
Additions to property and equipment	(51,245)	(23,090)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(3,971)	(2,307)
Acquisitions	(250)	—
Net cash used in investing activities	(55,466)	(25,397)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	117,300	107,900
Repayments of long-term debt and capital leases	(114,499)	(115,445)
Repayments of borrowings under bank overdraft facility, net	(195)	(1,042)
Proceeds from exercises of stock options	2,247	5,931
Repurchase of capital stock	(3,759)	(2,015)
Net cash provided by (used in) financing activities	1,094	(4,671)

Effect of exchange rate changes on cash	(81)	(162)
Net increase in cash and cash equivalents	1,468	809

Cash and cash equivalents as of beginning of period	5,576	3,189
Cash and cash equivalents as of end of period	$7,044	$3,998

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$10,508	$9,911
Cash paid for income taxes	$2,900	$1,691

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of June 30, 2012, the Company provided services to over 54,900 devices across its portfolio, which included approximately 47,100 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 4,100 devices throughout the United Kingdom ("U.K."), approximately 2,800 devices throughout Mexico, and approximately 900 devices throughout Canada. Included in the number of devices in the U.S. are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 54,900 devices are approximately 6,000 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., SunTrust Banks, Inc., and PNC Bank, N.A. As of June 30, 2012,  approximately 16,500 of the Company’s domestic devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers. The Company also owns and operates the Allpoint network, the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has more than 47,800 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. The Allpoint network includes a majority of the Company’s ATMs in the U.S., Puerto Rico and Mexico, approximately half of the Company’s ATMs in Canada, all of the Company’s ATMs in the U.K., and over 5,000 locations in Australia through a partnership with a local ATM owner and operator in that market. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network. Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

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

The financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 are unaudited. The Consolidated Balance Sheet as of December 31, 2011 was derived from the audited balance sheet filed in the 2011 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include certain minor reclassifications. Those reclassifications did not impact the Company's total reported net income or stockholders' equity.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$12,810	$9,855	$24,715	$19,641
Amortization expense	5,412	3,667	10,887	7,294
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$18,222	$13,522	$35,602	$26,935

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

Pro Forma Results of Operations. The following table presents the unaudited pro forma combined results of operations of the Company and the acquired EDC portfolios for the three and six months ended June 30, 2011, after giving effect to certain pro forma adjustments including: (1) elimination of intercompany transactions prior to the consummation of EDC into the Company, (2) amortization of acquired intangible assets and unfavorable contract liabilities assumed, (3) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, and (4) an interest expense adjustment to remove the historical long-term debt of EDC which was repaid and to add interest expense on additional borrowings by the Company to fund the acquisition.

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands)
Total revenues	$147,294	$162,292	$285,335	$315,171
Net income attributable to controlling interests and available to common stockholders	8,715	7,495	15,195	14,898

Pro forma earnings per share – basic	$0.20	$0.17	$0.35	$0.35
Pro forma earnings per share – diluted	$0.20	$0.17	$0.35	$0.34

The unaudited pro forma financial results do not reflect the impact of the other acquisitions consummated by the Company in 2011, as the impact from these acquisitions would not be material to the condensed consolidated results of operations. The unaudited pro forma financial results assume that the EDC acquisition occurred on January 1, 2010, and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Other Acquisitions

During the year ended December 31, 2011, the Company completed three other business combinations that were not material individually or in the aggregate, including LocatorSearch, LLC (“LocatorSearch”) on August 1, 2011, Mr. Cash ATM Network, Inc. (“Mr. Cash”) on October 28, 2011, and Access to Money, Inc. ("Access to Money") on November 1, 2011.

Additionally, on January 25, 2012, the Company acquired certain assets from Complete Technical Services Limited (“CTS”), an ATM installation company in the U.K. The acquisition of the CTS assets did not have a material effect on the Company’s consolidated results of operations during the three and six months ended June 30, 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of ATM operating revenues	$320	$253	$523	$519
Selling, general, and administrative expenses	3,128	2,140	5,485	4,105
Total stock-based compensation expense	$3,448	$2,393	$6,008	$4,624

The increase in stock-based compensation expense during the three and six month periods ended June 30, 2012 was due to the issuance of additional shares of restricted stock awards ("RSAs") and restricted stock units ("RSUs") to certain of the Company's employees and directors during the last twelve months. All grants during the periods above were granted under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

 Options.  The number of the Company's outstanding stock options as of June 30, 2012, and changes during the six months ended June 30, 2012, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2012	1,281,950	$9.73
Exercised	(246,592)	$8.65
Options outstanding as of June 30, 2012	1,035,358	$9.99

Options vested and exercisable as of June 30, 2012	968,858	$10.19

As of June 30, 2012, the unrecognized compensation expense associated with outstanding options was approximately $0.2 million.

Restricted Stock Awards.  The number of the Company's outstanding RSAs as of June 30, 2012, and changes during the six months ended June 30, 2012, are presented below:

Number of Shares
RSAs outstanding as of January 1, 2012	1,106,612
Granted	48,735
Vested	(498,058)
Forfeited	(5,850)
RSAs outstanding as of June 30, 2012	651,439

The restricted shares granted during the six months ended June 30, 2012 had a total grant-date fair value of approximately $1.2 million, or weighted average share price of $25.09 per share.  As of June 30, 2012, the unrecognized compensation expense associated with all outstanding restricted share grants was approximately $8.1 million.

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

During the first quarter of 2012, the performance-based vesting requirements for the 2011 LTIP were determined to have been met by the Committee.  As of June 30, 2012,  524,500 RSUs were granted and outstanding. The unrecognized compensation expense associated with RSU grants was approximately $4.3 million as of June 30, 2012.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the statements of operations) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and six month periods ended June 30, 2012 and 2011 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and six month periods ended June 30, 2012 and 2011 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$9,664			$19,493
Less: Undistributed earnings allocated to unvested restricted shares	(359)			(696)
Net income available to common stockholders	$9,305	43,268,541	$0.22	$18,797	43,163,377	$0.44

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$359			$696
Stock options added to the denominator under the treasury stock method		461,659			485,577
Less: Undistributed earnings reallocated to restricted shares	(356)			(689)
Net income available to common stockholders and assumed conversions	$9,308	43,730,200	$0.21	$18,804	43,648,954	$0.43

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$8,715			$15,195
Less: Undistributed earnings allocated to unvested restricted shares	(262)			(478)
Net income available to common stockholders	$8,453	41,910,944	$0.20	$14,717	41,712,659	$0.35

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$262			$478
Stock options added to the denominator under the treasury stock method		748,643			763,442
Less: Undistributed earnings reallocated to restricted shares	(258)			(470)
Net income available to common stockholders and assumed conversions	$8,457	42,659,587	$0.20	$14,725	42,476,101	$0.35

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock (including both RSAs and RSUs) of 688,414 and 683,639 shares for the three and six month periods ended June 30, 2012, respectively, and 531,127 and 526,487 shares for the three and six month periods ended June 30, 2011, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss

 Accumulated other comprehensive loss, net is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets and consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Foreign currency translation adjustments	$(26,833)	$(27,135)
Unrealized losses on interest rate swap contracts, net of income tax benefit of $28,728 and $11,219 as of June 30, 2012 and December 31, 2011, respectively	(80,012)	(56,767)
Total accumulated other comprehensive loss, net	$(106,845)	$(83,902)

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

(6) Noncurrent Prepaid Expenses and Other Assets

The $17.5 million of Prepaid expenses, deferred costs, and other assets as of June 30, 2012 included $13.4 million recorded for an insurance receivable, related to the loss sustained as a result of the misappropriation of cash in February 2010 by the president and principal owner of Mount Vernon Money Center ("MVMC"), one of the Company's former third-party armored service providers in the Northeast U.S.

In February 2010, the Company reported a loss under its own cash insurance policy related to the cash misappropriated by MVMC. In May 2011, the Company's supplier of the vault cash at issue demanded repayment from the Company for the $16.2 million that MVMC had misappropriated. The Company subsequently repaid this amount to the vault cash provider through a borrowing under its revolving credit facility.  Initially, the Company’s insurance provider indicated that any otherwise unreimbursed portions of the $16.2 million loss would ultimately be recoverable under the Company’s cash insurance policy. As a result of making the repayment to the vault cash provider, the Company recorded a receivable, currently classified as noncurrent, as the Company expected to receive full reimbursement of the amount of misappropriated cash. In March 2011, the Company filed a formal insurance claim with its insurer seeking reimbursement of the $16.2 million. In November 2011, the Company filed a lawsuit against its insurer seeking to expedite the repayment of the Company’s loss. In January 2012, the insurer filed a general denial, along with certain affirmative defenses. In January 2012, the Company received $2.8 million from the government receiver, representing a pro rata allocation of the assets seized by the government.  This payment reduced this noncurrent receivable balance. While it is uncertain as to the timing of the recovery of the remainder of the assets, the Company believes that it is probable that the Company will be able to fully recover the remaining $13.4 million currently recorded as a noncurrent receivable as of June 30, 2012 from the Company’s insurance provider. Events continue to develop in the pending litigation (with its inherent uncertainties) and, as a result, the timing of recovery and the ultimate amount recovered may differ from current expectations.

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as of June 30, 2012, as well as the changes in the net carrying amounts for the six months ended June 30, 2012, by segment:

	Goodwill
	U.S.	U.K.	Other International	Total
	(In thousands)
Balance as of January 1, 2012:
Gross balance	$255,465	$63,364	$2,736	$321,565
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$255,465	$13,361	$2,736	$271,562

Purchase price adjustments	256	—	—	256
Acquisition	—	199	—	199
Foreign currency translation adjustments	—	108	(11)	97

Balance as of June 30, 2012:
Gross balance	$255,721	$63,671	$2,725	$322,117
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$255,721	$13,668	$2,725	$272,114

	Trade Name
	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2012	$200	$3,098	$3,298
Foreign currency translation adjustments	—	25	25
Balance as of June 30, 2012	$200	$3,123	$3,323

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization as of June 30, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and branding contracts/relationships	$202,602	$(116,315)	$86,287
Deferred financing costs	9,169	(3,922)	5,247
Exclusive license agreements	19,170	(11,153)	8,017
Non-compete agreements	1,982	(764)	1,218
Total	$232,923	$(132,154)	$100,769

(8) Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Accrued merchant fees	$23,354	$20,387
Accrued armored fees	7,173	5,497
Accrued compensation	6,380	9,991
Accrued maintenance fees	6,189	1,233
Accrued interest expense	5,970	5,709
Accrued cash rental and management fees	5,369	4,188
Accrued merchant settlement amounts	4,845	4,739
Accrued purchases	4,386	9,200
Accrued interest rate swap payments	2,168	2,034
Accrued ATM telecommunications costs	1,331	1,161
Accrued processing costs	954	935
Other accrued expenses	12,000	12,874
Total	$80,119	$77,948

(9) Long-Term Debt

The Company's long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.4% and 2.7% as of June 30, 2012 and December 31, 2011, respectively)	170,200	166,000
Equipment financing notes	3,729	4,949
Total	373,929	370,949
Less: current portion	1,721	2,317
Total long-term debt, excluding current portion	$372,208	$368,632

Revolving Credit Facility

As of June 30, 2012, the Company's revolving credit facility provided for $250.0 million in borrowings and letters of credit (subject to the covenants contained within the facility), had a termination date of July 2016, and contained a feature that allows the Company to expand the facility up to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants.

This revolving credit facility includes a $15.0 million swing-line facility, a $60.0 million foreign currency sub-limit, and a $20.0 million letter of credit sub-limit. Borrowings under the facility bear interest at a variable rate, based upon the Company's total leverage ratio and the London Interbank Offered Rate ("LIBOR") or Alternative Base Rate (as defined in the agreement) at the Company's option. Additionally, the Company is required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of the Company's assets, including the stock of its wholly-owned domestic subsidiaries and 66% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company's domestic subsidiaries has guaranteed the Company's obligations under the revolving credit facility. There are currently no restrictions on the ability of the Company's wholly-owned subsidiaries to declare and pay dividends directly to us.

As of June 30, 2012, the Company was in compliance with all applicable covenants and ratios under the facility, which were described in the 2011 Form 10-K.

As of June 30, 2012, $170.2 million was outstanding under the Company’s revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit servicing to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the facility. As of June 30, 2012, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $77.7 million.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by all of the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of June 30, 2012, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Facilities

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into nine separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.16%, were utilized for the purchase of ATMs to support the growth in the Company’s Mexico operations. As of June 30, 2012,  approximately $50.6 million pesos ($3.7 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of June 30, 2012, the total amount of these guarantees was $25.8 million pesos ($1.9 million U.S.).

Bank Machine overdraft facility.  In addition to Cardtronics, Inc.’s $250.0 million revolving credit facility, Bank Machine, Ltd. (“Bank Machine”) has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of June 30, 2012) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s U.K. operations. As of June 30, 2012, there were no amounts outstanding under the overdraft facility.

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

The following table is a summary of the changes in the Company's asset retirement obligation liability for the six months ended June 30, 2012 (in thousands):

Asset retirement obligation as of January 1, 2012	$34,517
Additional obligations	6,387
Accretion expense	1,250
Payments	(2,130)
Foreign currency translation adjustments	154
Asset retirement obligation as of June 30, 2012	$40,178

See Note 13, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(11) Other Liabilities

Other liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,774	$23,637
Deferred revenue	1,105	1,440
Other	38	24
Total	$24,917	$25,101

Other Long-Term Liabilities:
Interest rate swaps	$86,002	$47,423
Obligations associated with acquired unfavorable contracts	2,168	3,349
Deferred revenue	1,184	1,248
Other	5,035	4,857
Total	$94,389	$56,877

The significant increase in the noncurrent portion of other long-term liabilities since December 31, 2011 is attributable to the Company's interest rate swaps, the liabilities for which increased due to the movement of the forward interest rate curve, particularly for the swaps entered into during 2012 that extend through 2018. This resulted in an increase in the Company's estimated future liabilities under such contracts, which as of June 30, 2012, carried approximately $109.5 million in estimated future liabilities. See Note 12, Derivative Financial Instruments for additional information on the Company's interest rate swaps.

(12) Derivative Financial Instruments

Cash Flow Hedging Strategy

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility.  The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries, most notably its investment in Bank Machine in the U.K.  While the Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S. and the U.K.  The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in Mexico or Canada, nor does it utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

The interest rate swap contracts entered into with respect to the Company's vault cash rental obligations mitigate the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental obligations to a fixed rate.  Such contracts are in place through December 31, 2018 for the Company's U.S. vault cash rental obligations, and December 31, 2013 for the Company's U.K. vault cash rental obligations.  By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts has been reduced.  The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company's outstanding vault cash obligations that have been hedged.  In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.  At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company's existing interest rate swap contracts contain credit-risk-related contingent features.

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

 The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

23
Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(in thousands)
$750,000	£50,000	$828,075	3.45%	July 1, 2012 – December 31, 2012
$1,000,000	£25,000	$1,039,038	2.69%	January 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018

____________

(1)	U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.56 to £1.00, which was the exchange rate in effect as of June 30, 2012.

Accounting Policy

The Company recognizes all of its derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (1) whether these instruments have been designated (and qualify) as part of a hedging relationship and (2) the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.

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

The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges.  Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the U.K.  During the fourth quarter of 2009, the Company's vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.  As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.  In December 2009, the Company entered into a series of additional trades, the effects of which were to mostly offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.  Since the underlying swaps were not deemed to be effective hedges of the Company's underlying vault cash rental costs, the Company was required to record an unrealized gain and a corresponding realized loss of $0.1 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and an unrealized gain and a corresponding realized loss of $0.3 million and $0.5 million for the six months ended June 30,  2012 and 2011, respectively, related to these swaps, which have been reflected in the Other expense (income) line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures

The following tables depict the effects of the use of the Company's derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$314	Prepaid expenses, deferred costs, and other current assets	$606

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$23,196	Current portion of other long-term liabilities	$22,520
Interest rate swap contracts	Other long-term liabilities	86,002	Other long-term liabilities	47,423
Total		$109,198		$69,943

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$578	Current portion of other long-term liabilities	$1,117

Total Derivatives		$109,462		$70,454

The asset derivative instruments reflected in the table above relate to the portions of certain derivative instruments that were in an overall liability position, for which the remainder of the fair value is reflected in the liability derivative instruments portion above.

Statements of Operations Data

	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swap contracts	$(23,244)	$(15,761)	Cost of ATM operating revenues	$(6,448)	$(5,937)

	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swap contracts	$(35,965)	$(18,654)	Cost of ATM operating revenues	$(12,842)	$(11,698)

		Three Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized into Income on Derivative	Amount of Income (Loss) Recognized into Income on Derivative
		2012	2011
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$77	$(77)
Interest rate swap contracts	Other income	(5)	(37)
		$72	$(114)

		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized into Income on Derivative	Amount of Income (Loss) Recognized into Income on Derivative
		2012	2011
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$122	$(232)
Interest rate swap contracts	Other income	(6)	(50)
		$116	$(282)

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

As of June 30, 2012, the Company expected to reclassify $23.2 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 13, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(13) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at June 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$314	$—	$314	$—

Liabilities
Liabilities associated with interest rate swaps	$109,776	$—	$109,776	$—
Acquisition-related contingent consideration	3,704	—	—	3,704

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$606	$—	$606	$—

Liabilities
Liabilities associated with interest rate swaps	$71,060	$—	$71,060	$—
Acquisition-related contingent consideration	3,475	—	—	3,475

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the six month periods ended June 30, 2012 and 2011 totaled  $6.4 million and $2.7 million, respectively.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a net liability of $109.5 million as of June 30, 2012. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of June 30, 2012, the fair value of the Company's 2018 Notes (see Note 9, Long-Term Debt)  totaled $221.0 million, based on the quoted market price for the 2018 Notes as of that date.

Fair Value Option. In February 2007, the Financial Accounting Standards Board (“FASB”) issued a statement that provided companies the option to measure certain financial instruments and other items at fair value. The Company elected not to adopt the fair value option provisions of this statement.

(14) Commitments and Contingencies

Legal Matters

Automated Transactions. On August 16, 2010, a lawsuit was filed in the United States District Court for the District of Delaware (the “District Court”) entitled Automated Transactions LLC (“ATL”) v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc., as one of the defendants. The 2010 Lawsuit alleges that the Company's subsidiary and the other defendants have infringed seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs. The plaintiff, ATL, is seeking a permanent injunction, damages, treble damages and costs, including attorney's fees and expenses. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in a suit filed in 2006 against 7-Eleven, Inc. (the "2006 Lawsuit") concerning six of the same seven patents. In July 2007, when the Company acquired the 7-Eleven portfolio, the Company became subject to the 2006 Lawsuit; the ATM supplier in that case agreed to indemnify 7-Eleven, Inc. against the plaintiff's claims. That indemnity was assigned by 7-Eleven to the Company, and the supplier acknowledged that assignment.

The 2010 Lawsuit was stayed by order of the District Court pending the outcome of the 2006 Lawsuit.  In the 2006 Lawsuit, following the Company’s submission for summary judgment the District Court found that the defendants did not infringe the claims asserted in any of the plaintiff's five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the District Court granted the Defendants partial summary judgment, concluding that the plaintiff's patent claims were, in part, invalid and rendered other findings so as to materially weaken the plaintiff's case. In addition, on January 28, 2011, the United States Patent and Trademark Office Board of Patent Appeals and Interferences ("BPAI") issued a decision affirming the rejection on the grounds of obviousness of all the claims of one of the patents asserted by the plaintiff in both the 2006 Lawsuit and 2010 Lawsuit. The plaintiff appealed both of these rulings to the U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”). On April 23, 2012, the Court of Appeals rendered a decision that affirmed both the District Court’s rulings and the BPAI decision (the “Appeals Decision”).  Plaintiff’s request for rehearing of the Appeals Decision was denied.  As a consequence, the 2006 Lawsuit has been effectively resolved in the Company’s favor pending entry of a formal final judgment.  Furthermore, though the Appeals Decision in the 2006 Lawsuit does not formally terminate the 2010 Lawsuit, the findings set forth in the Appeals Decision should also resolve in favor of the Company all of the claims made involving the same patents as had been asserted in the 2006 Lawsuit. The Appeals Decision should also materially weaken the plaintiff’s claims in the two remaining patents in the 2010 Lawsuit.

Notwithstanding the defeat suffered by the 2006 Lawsuit, ATL has initiated new patent infringement lawsuits against other companies, based on “child” patents of the parent patent in the 2006 Lawsuit and 2010 Lawsuit.  The asserted claims of the parent patent were already held invalid in the Appeals Decision. Two of those new cases name as defendants customers of the Company under ATM placement agreements pursuant to which the Company operates ATMs alleged to infringe the plaintiff’s child patents. Until resolved, these cases implicate the Company in defending its customers where these ATMs are placed and could involve ATL alleging new claims against the Company. The Company believes these lawsuits have no merit, especially because the child patents asserted have patent claims or limitations held invalid or non-infringing in the Appeals Decision.  Accordingly, the Company does not expect that the remaining lawsuits will have a material impact on its financial condition or results of operation, and the Company will continue to vigorously defend its position.

National Federation of the Blind. In 2011, the Company received notice of a motion for contempt filed against it by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. (the "Plaintiffs") in the United States District Court for the District of Massachusetts: Civil Action No. 03-11206-NMG (the "Motion"). In the Motion, the Plaintiffs allege that the Company has failed to fully comply with the requirements set forth in a December 2007 settlement agreement (as modified in November 2010, the "Settlement Agreement") by and between the Company and the Plaintiffs.  On December 15, 2011, the Court issued an order requiring the Company to meet the terms of the Settlement Agreement by March 15, 2012 or face a fine of $50 per ATM per month for each ATM not in compliance with the Settlement Agreement.  Prior to the issuance of the Court’s order and continuing since the issuance thereof, the  Company has been engaged in a concerted effort to ensure that its ATMs are in compliance with both the Settlement Agreement and the accessibility rules issued under the American with Disabilities Act, as amended in July 2010 (the "ADA").  The Company believes its fleet of Company-owned ATMs is now substantially compliant with both the requirements under the ADA and the Settlement Agreement. Therefore, the Company does not anticipate that the outcome of this matter will have material adverse effect upon its financial condition or results of operations.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $40.2 million accrued for these liabilities as of June 30, 2012. For additional information, see Note 10, Asset Retirement Obligations.

(15) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Income tax expense	$6,369	$6,657	$12,515	$12,104
Effective tax rate	39.9%	43.2%	38.9%	44.2%

The Company's effective tax rate during the six months ended June 30, 2012 was slightly higher than the combined total of the U.S. federal statutory rate of 35% and the Company's estimated effective state tax rate of 3.3%, primarily due to nondeductible items recorded in the Company’s domestic operations. The higher effective tax rate in the same period in 2011 was primarily due to losses in the Company’s foreign operations during that period for which the Company was carrying a valuation allowance on its deferred tax assets.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(16) Segment Information

As of June 30, 2012, the Company's operations consisted of its U.S., U.K., and Other International segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Adjusted EBITDA	$45,395	$37,858	$89,879	$71,400
Less:
Loss on disposal of assets	264	86	812	163
Other income (expense)	19	102	(58)	(107)
Noncontrolling interests	(452)	(500)	(862)	(995)
Stock-based compensation expense	3,438	2,384	5,989	4,605
Acquisition-related expenses	390	343	1,477	343
EBITDA	$41,736	$35,443	$82,521	$67,391
Less:
Interest expense, net, including amortization of deferred financing costs	5,556	4,967	11,141	9,991
Income tax expense	6,369	6,657	12,515	12,104
Depreciation and accretion expense	14,735	11,437	28,485	22,807
Amortization expense	5,412	3,667	10,887	7,294
Net income attributable to controlling interests	$9,664	$8,715	$19,493	$15,195

The following tables reflect certain financial information for each of the Company's reporting segments for the three and six month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$156,019	$28,341	$7,660	$—	$192,020
Intersegment revenues	1,392	—	22	(1,414)	—
Cost of revenues	105,877	22,523	6,102	(1,402)	133,100
Selling, general, and administrative expenses	13,953	1,903	733	—	16,589
Acquisition-related expenses	487	(97)	—	—	390
Loss on disposal of assets	201	39	24	—	264

Adjusted EBITDA	41,007	3,910	490	(12)	45,395

Depreciation and accretion expense	9,182	4,759	799	(5)	14,735
Amortization expense	4,890	486	36	—	5,412
Interest expense, net, including amortization of deferred financing costs	5,291	165	100	—	5,556
Income tax expense	6,369	—	—	—	6,369

Capital expenditures (1)	$19,505	$6,721	$7,316	$(12)	$33,530

	Three Months Ended June 30, 2011
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$115,741	$25,011	$6,542	$—	$147,294
Intersegment revenues	1,026	—	48	(1,074)	—
Cost of revenues	75,533	18,852	5,020	(1,074)	98,331
Selling, general, and administrative expenses	10,955	1,477	493	—	12,925
Acquisition-related expenses	343	—	—	—	343
Loss (gain) on disposal of assets	66	23	(3)	—	86

Adjusted EBITDA	32,653	4,646	559	—	37,858

Depreciation and accretion expense	6,553	4,086	803	(5)	11,437
Amortization expense	3,147	515	5	—	3,667
Interest expense, net, including amortization of deferred financing costs	3,584	1,185	198	—	4,967
Income tax expense	6,657	—	—	—	6,657

Capital expenditures (1)	$5,358	$4,907	$83	$—	$10,348

	Six Months Ended June 30, 2012
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$313,974	$53,532	$15,554	$—	$383,060
Intersegment revenues	2,668	—	58	(2,726)	—
Cost of revenues	213,379	42,731	12,111	(2,713)	265,508
Selling, general, and administrative expenses	27,879	3,442	1,343	—	32,664
Acquisition-related expenses	1,365	112	—	—	1,477
Loss on disposal of assets	740	41	31	—	812

Adjusted EBITDA	81,354	7,353	1,185	(13)	89,879

Depreciation and accretion expense	17,689	9,224	1,582	(10)	28,485
Amortization expense	9,781	1,034	72	—	10,887
Interest expense, net, including amortization of deferred financing costs	10,624	303	214	—	11,141
Income tax expense	12,515	—	—	—	12,515

Capital expenditures (1)	$35,634	$11,789	$7,805	$(12)	$55,216

	Six Months Ended June 30, 2011
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$226,086	$46,069	$13,180	$—	$285,335
Intersegment revenues	1,886	—	57	(1,943)	—
Cost of revenues	148,143	35,291	9,973	(1,943)	191,464
Selling, general, and administrative expenses	22,041	2,869	1,019	—	25,929
Acquisition-related expenses	343	—	—	—	343
Loss (gain) on disposal of assets	82	102	(21)	—	163

Adjusted EBITDA	62,376	7,859	1,165	—	71,400

Depreciation and accretion expense	13,564	7,677	1,576	(10)	22,807
Amortization expense	6,288	995	11	—	7,294
Interest expense, net, including amortization of deferred financing costs	7,327	2,252	412	—	9,991
Income tax expense	12,104	—	—	—	12,104

Capital expenditures (1)	$15,192	$10,118	$87	$—	$25,397

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs, and capital expenditures financed by direct debt. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	June 30, 2012	December 31, 2011
	(In thousands)
United States	$700,541	$665,553
United Kingdom	101,886	93,182
Other International	25,043	16,626
Eliminations	(75,405)	(62,560)
Total	$752,065	$712,801

(17) New Accounting Pronouncements

Adopted

Fair Value Measurements. In May 2011, the FASB issued Accounting Standards Updates (“ASU”) 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU was issued to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company adopted ASU 2011-04 as of January 1, 2012, which did not have a material impact on its consolidated financial position or results of operations.

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

(18) Supplemental Guarantor Financial Information

The Company's 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's wholly-owned domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and six month periods ended June 30, 2012 and 2011 and the condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011 of (1) Cardtronics, Inc., the parent company and issuer of the 2018 Notes ("Parent"); (2) all of the Company's domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$157,411	$36,023	$(1,414)	$192,020
Operating costs and expenses	3,519	131,071	37,307	(1,407)	170,490
Operating (loss) income	(3,519)	26,340	(1,284)	(7)	21,530
Interest (income) expense, net, including amortization of deferred financing costs	(722)	6,013	265	—	5,556
Equity in (earnings) losses of subsidiaries	(18,179)	2,416	—	15,763	—
Other (income) expense, net	—	(1,004)	1,030	—	26
Income (loss) before income taxes	15,382	18,915	(2,579)	(15,770)	15,948
Income tax expense	5,796	573	—	—	6,369
Net income (loss)	9,586	18,342	(2,579)	(15,770)	9,579
Net loss attributable to noncontrolling interests	—	—	—	(85)	(85)
Net income (loss) attributable to controlling interests and available to common stockholders	9,586	18,342	(2,579)	(15,685)	9,664
Other comprehensive income (loss) attributable to controlling interests	9,285	(26,518)	(1,232)	116	(18,349)
Comprehensive income (loss) attributable to controlling interests	$18,871	$(8,176)	$(3,811)	$(15,569)	$(8,685)

Condensed Consolidating Statements of Comprehensive Income – continued

	Three Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$116,767	$31,601	$(1,074)	$147,294
Operating costs and expenses	2,464	94,133	31,271	(1,079)	126,789
Operating (loss) income	(2,464)	22,634	330	5	20,505
Interest expense, net, including amortization of deferred financing costs	340	3,244	1,383	—	4,967
Equity in (earnings) losses of subsidiaries	(17,676)	1,854	—	15,822	—
Other expense (income), net	48	(653)	744	—	139
Income (loss) before income taxes	14,824	18,189	(1,797)	(15,817)	15,399
Income tax expense	6,087	570	—	—	6,657
Net income (loss)	8,737	17,619	(1,797)	(15,817)	8,742
Net income attributable to noncontrolling interests	—	—	—	27	27
Net income (loss) attributable to controlling interests and available to common stockholders	8,737	17,619	(1,797)	(15,844)	8,715
Other comprehensive income (loss) attributable to controlling interests	4,843	(14,152)	(622)	(26)	(9,957)
Comprehensive income (loss) attributable to controlling interests	$13,580	$3,467	$(2,419)	$(15,870)	$(1,242)

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$316,642	$69,144	$(2,726)	$383,060
Operating costs and expenses	6,152	264,681	71,723	(2,723)	339,833
Operating (loss) income	(6,152)	51,961	(2,579)	(3)	43,227
Interest (income) expense, net, including amortization of deferred financing costs	(1,338)	11,962	517	—	11,141
Equity in (earnings) losses of subsidiaries	(35,758)	4,821	—	30,937	—
Other expense (income), net	8	(1,534)	1,475	—	(51)
Income (loss) before income taxes	30,936	36,712	(4,571)	(30,940)	32,137
Income tax expense	11,311	1,204	—	—	12,515
Net income (loss)	19,625	35,508	(4,571)	(30,940)	19,622
Net income attributable to noncontrolling interests	—	—	—	129	129
Net income (loss) attributable to controlling interests and available to common stockholders	19,625	35,508	(4,571)	(31,069)	19,493
Other comprehensive income (loss) attributable to controlling interests	14,657	(38,209)	609	(22)	(22,965)
Comprehensive income (loss) attributable to controlling interests	$34,282	$(2,701)	$(3,962)	$(31,091)	$(3,472)

Condensed Consolidating Statements of Comprehensive Income – continued

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$227,972	$59,306	$(1,943)	$285,335
Operating costs and expenses	4,765	185,696	59,492	(1,953)	248,000
Operating (loss) income	(4,765)	42,276	(186)	10	37,335
Interest expense, net, including amortization of deferred financing costs	701	6,626	2,664	—	9,991
Equity in (earnings) losses of subsidiaries	(31,744)	4,249	—	27,495	—
Other (income) expense, net	(80)	(1,164)	1,184	—	(60)
Income (loss) before income taxes	26,358	32,565	(4,034)	(27,485)	27,404
Income tax expense	11,068	1,036	—	—	12,104
Net income (loss)	15,290	31,529	(4,034)	(27,485)	15,300
Net income attributable to noncontrolling interests	—	—	—	105	105
Net income (loss) attributable to controlling interests and available to common stockholders	15,290	31,529	(4,034)	(27,590)	15,195
Other comprehensive income (loss) attributable to controlling interests	5,990	(11,026)	(258)	(99)	(5,393)
Comprehensive income (loss) attributable to controlling interests	$21,280	$20,503	$(4,292)	$(27,689)	$9,802

Condensed Consolidating Balance Sheets

	As of June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$14	$4,752	$2,278	$—	$7,044
Accounts and notes receivable, net	49,299	43,081	8,427	(52,561)	48,246
Current portion of deferred tax asset, net	16,592	2,401	39	—	19,032
Other current assets	733	10,545	9,364	(19)	20,623
Total current assets	66,638	60,779	20,108	(52,580)	94,945
Property and equipment, net	—	149,239	78,278	(115)	227,402
Intangible assets, net	5,119	89,891	9,082	—	104,092
Goodwill	—	255,721	16,393	—	272,114
Investments in and advances to subsidiaries	157,099	100,048	—	(257,147)	—
Intercompany receivable	231,964	27,741	—	(259,705)	—
Deferred tax asset, net	31,934	3,144	895	—	35,973
Prepaid expenses, deferred costs, and other assets	—	15,366	2,173	—	17,539
Total assets	$492,754	$701,929	$126,929	$(569,547)	$752,065
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,721	$—	$1,721
Current portion of other long-term liabilities	—	23,070	1,847	—	24,917
Accounts payable and accrued liabilities	8,963	121,053	26,685	(52,574)	104,127
Current portion of deferred tax liability, net	—	—	934	—	934
Total current liabilities	8,963	144,123	31,187	(52,574)	131,699
Long-term debt	370,200	21	1,987	—	372,208
Intercompany payable	—	266,543	46,033	(312,576)	—
Asset retirement obligations	—	19,894	20,284	—	40,178
Other long-term liabilities	—	93,763	626	—	94,389
Total liabilities	379,163	524,344	100,117	(365,150)	638,474
Stockholders' equity	113,591	177,585	26,812	(204,397)	113,591
Total liabilities and stockholders' equity	$492,754	$701,929	$126,929	$(569,547)	$752,065

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$1	$4,721	$854	$—	$5,576
Accounts and notes receivable, net	44,454	37,141	6,065	(46,793)	40,867
Current portion of deferred tax asset, net	24,526	2,339	37	—	26,902
Other current assets	885	10,890	9,316	(6)	21,085
Total current assets	69,866	55,091	16,272	(46,799)	94,430
Property and equipment, net	—	124,892	66,551	(112)	191,331
Intangible assets, net	5,546	98,649	7,408	—	111,603
Goodwill	—	255,465	16,097	—	271,562
Investments in and advances to subsidiaries	150,525	100,048	—	(250,573)	—
Intercompany receivable	240,825	5,820	—	(246,645)	—
Deferred tax asset, net	20,278	1,933	890	—	23,101
Prepaid expenses, deferred costs, and other assets	—	18,184	2,590	—	20,774
Total assets	$487,040	$660,082	$109,808	$(544,129)	$712,801
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,317	$—	$2,317
Current portion of other long-term liabilities	—	22,729	2,372	—	25,101
Accounts payable and accrued liabilities	7,895	126,865	23,319	(46,794)	111,285
Current portion of deferred tax liability, net	—	—	927	—	927
Total current liabilities	7,895	149,594	28,935	(46,794)	139,630
Long-term debt	366,000	27	2,605	—	368,632
Intercompany payable	—	269,331	30,185	(299,516)	—
Asset retirement obligations	—	18,095	16,422	—	34,517
Other long-term liabilities	—	55,969	908	—	56,877
Total liabilities	373,895	493,016	79,055	(346,310)	599,656
Stockholders' equity	113,145	167,066	30,753	(197,819)	113,145
Total liabilities and stockholders' equity	$487,040	$660,082	$109,808	$(544,129)	$712,801

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)

Net cash (used in) provided by operating activities	$(1,762)	$45,259	$12,436	$(12)	$55,921
Additions to property and equipment	—	(34,503)	(16,742)	—	(51,245)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(1,130)	(2,841)	—	(3,971)
Intercompany fixed asset mark-up	—	—	(12)	12	—
Funding of intercompany notes payable	(116,311)	(6,773)	—	123,084	—
Payments received on intercompany notes payable	115,398	—	—	(115,398)	—
Acquisitions	—	(28)	(222)	—	(250)
Net cash used in investing activities	(913)	(42,434)	(19,817)	7,698	(55,466)
Proceeds from borrowings of long-term debt	117,300	—	—	—	117,300
Repayments of long-term debt and capital leases	(113,100)	(6)	(1,393)	—	(114,499)
Proceeds from intercompany notes payable	—	112,610	10,474	(123,084)	—
Repayments of intercompany notes payable	—	(115,398)	—	115,398	—
Repayments of borrowings under bank overdraft facility, net	—	—	(195)	—	(195)
Proceeds from exercises of stock options	2,247	—	—	—	2,247
Repurchase of capital stock	(3,759)	—	—	—	(3,759)
Net cash provided by (used in) financing activities	2,688	(2,794)	8,886	(7,686)	1,094
Effect of exchange rate changes on cash	—	—	(81)	—	(81)
Net increase in cash and cash equivalents	13	31	1,424	—	1,468
Cash and cash equivalents as of beginning of period	1	4,721	854	—	5,576
Cash and cash equivalents as of end of period	$14	$4,752	$2,278	$—	$7,044

Condensed Consolidating Statements of Cash Flows — continued

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)

Net cash provided by operating activities	$4,102	$21,759	$5,178	$—	$31,039
Additions to property and equipment	—	(14,729)	(8,361)	—	(23,090)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(462)	(1,845)	—	(2,307)
Funding of intercompany notes payable	(92,839)	—	—	92,839	—
Payments received on intercompany notes payable	90,880	—	—	(90,880)	—
Acquisitions	—	—	—	—	—
Net cash used in investing activities	(1,959)	(15,191)	(10,206)	1,959	(25,397)
Proceeds from borrowings of long-term debt	107,900	—	—	—	107,900
Repayments of long-term debt and capital leases	(114,000)	—	(1,445)	—	(115,445)
Proceeds from intercompany notes payable	—	85,067	7,772	(92,839)	—
Repayments of intercompany notes payable	—	(90,880)	—	90,880	—
Repayments of borrowings under bank overdraft facility, net	—	—	(1,042)	—	(1,042)
Proceeds from exercises of stock options	5,931	—	—	—	5,931
Repurchase of capital stock	(2,015)	—	—	—	(2,015)
Net cash (used in) provided by financing activities	(2,184)	(5,813)	5,285	(1,959)	(4,671)
Effect of exchange rate changes on cash	—	—	(162)	—	(162)
Net (decrease) increase in cash and cash equivalents	(41)	755	95	—	809
Cash and cash equivalents as of beginning of period	81	2,219	889	—	3,189
Cash and cash equivalents as of end of period	$40	$2,974	$984	$—	$3,998

CAUTIONARY STATEMENT REGARDING FORWARD—LOOKING STATEMENTS

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we currently anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our financial outlook and the financial outlook of the ATM industry;
•

our ability to respond to recent and future network and regulatory changes, including the Americans with Disabilities Act (“ADA”) and the potential requirements surrounding Europay, MasterCard and Visa (“EMV”) security standards;

•

our ability to respond to potential reductions in the amount of interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs, including a recent change by a major global network that will result in lower fees earned by us on transactions processed over this network;

•	our ability to provide new ATM solutions to retailers and financial institutions;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers;
•	the continued implementation of our corporate strategy;
•	our ability to compete successfully with new and existing competitors;
•	our ability to renew and strengthen our existing customer relationships and add new customers;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	our ability to pursue and successfully integrate acquisitions;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to prevent security breaches;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	our ability to manage concentration risks with key customers, vendors, and service providers;
•	changes in interest rates and foreign currency rates; and
•	the additional risks we are exposed to in our U.K. armored transport business.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” in this Form 10-Q and (2) Part I, “Item 1A. Risk Factors” in the 2011 Form 10‑K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of June 30, 2012, we were the world’s largest retail ATM owner, providing services to over 54,900 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Mexico and Canada. Included within the number of devices in the U.S. are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. Also included in the number of devices in our network as of June 30, 2012 were approximately 6,000 ATMs to which we provided various forms of managed services. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining the ATMs, typically in exchange for a monthly service fee or fee per service provided. We typically do not receive surcharge and interchange fees in these arrangements, but rather those fees are earned by our customers.

We also partner with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within our network. As of June 30, 2012,  approximately 16,500 of our domestic devices were under contract with financial institutions to place their logos on those machines and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs.

Additionally, we own and operate the Allpoint network, the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has more than 47,800 participating ATMs, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the U.S., Puerto Rico and Mexico, all of our ATMs in the U.K., and over 5,000 locations in Australia through a partnership with a local ATM owner and operator. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

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

During 2011, we completed four separate acquisitions: (1) in July, we acquired all of the outstanding securities of EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc. (collectively referred to as “EDC”) from EDC Holding Company, LLC, which provided us with over 3,600 ATMs that are primarily located in well-known convenience store locations throughout the U.S.; (2) in August, we completed the acquisition of LocatorSearch, LLC (“LocatorSearch”), a leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek; (3) in October, we acquired Mr. Cash ATM Network, Inc. (“Mr. Cash”), a privately-held company with approximately 600 ATMs across Canada, which allowed us to expand our international presence into Canada; and (4) in November, we completed the acquisition of Access to Money, Inc. (“Access to Money”), a leading operator of ATMs, with approximately 10,000 ATMs across the U.S., including both multi-unit regional retail chains and individual merchant ATM locations. Additionally, during the quarter ended March 31, 2012, we acquired certain assets from Complete Technical Services Limited, an ATM installation company in the U.K.

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

Recent Events and Trends

Withdrawal Transaction and Revenue Trends – United States. For the six month period ended June 30, 2012, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 8.6% over the same periods in prior year. We define same-store ATMs as all ATMs that were continuously transacting for the trailing 24-month period to ensure the exclusion of any new growth or mid-month installations. We believe that the overall recent increase in transactions was primarily attributable to two factors: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings; and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments, as well as cashing of tax refunds during the first quarter of 2012 that were issued on prepaid cards. With respect to transaction increases driven by stored-value cards, the number of stored-value cards in circulation has increased, which has served to increase our potential customer base, as these stored-value cards are capable of being used at ATMs, and many of the individuals to whom the cards have been issued are traditionally unbanked or under-banked and have not historically been able to utilize ATMs. We expect to continue to see an increase in the number of stored-value cards in the future, which we believe will result in an increase in the number of cash withdrawal transactions being conducted on our domestic ATMs. Additionally, in 2012, we recorded transactions for an extra calendar day compared to 2011, as a result of 2012 being a leap year.

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

Financial Regulatory Reform in the United States. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains broad measures aimed at overhauling existing financial regulations within the U.S., was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) have resulted in the creation of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFT networks for electronic debit transactions at the point-of-sale. ATM debit transactions have been determined not to be subject to regulation under the Dodd-Frank Act. Many of the detailed regulations required under the Dodd-Frank Act have yet to be finalized. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as point-of-sale debit interchange. As potentially an indirect consequence, we have been notified by certain networks over which our ATM transactions are routed that the net interchange that the networks pay to us have been reduced. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer as an attractive form of payment as they previously had been. Decreased profitability on point-of-sale debit transactions could cause banks to provide incentives to their customers to use other payment types, such as credit cards. We also believe that merchant retailers may continue to have a preference to receive cash as a form of payment. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing and future laws, and the resulting behavior by consumers and financial institutions, will ultimately have on our business.

Withdrawal Transaction and Revenue Trends – United Kingdom. In the U.K. market, we continue to see a shift in the mix of ATMs toward fewer pay-to-use ATMs and more surcharge-free, or “free-to-use” ATMs. As a result, we have installed more free-to-use machines in this market in recent periods, and as a result of this mix shift, along with a  same-store transaction growth rate of 4% and 51% more free-to-use ATMs during the six months ended June 30, 2012, total withdrawal transactions per ATM in the U.K. increased by 18% over the prior year in this same period. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues. However, interchange rates in the U.K., which are set by LINK, the U.K.’s primary ATM debit network, were reduced slightly effective as of January 1, 2012. LINK sets the interchange rates in the U.K. annually by using a cost-based methodology that incorporates interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2010 are considered for determining the 2012 interchange rate). Excluding the impact of the interchange rate decrease, the interchange revenues generated by some of our ATMs in that market would have been higher by approximately $0.7 million for the six month period ended June 30, 2012.

Revenue Trends – Mexico. In October 2011, we were notified by a major global network that certain of our U.S. dollar-dispensing ATMs (“USD ATMs”) in Mexico were not in compliance with that network’s procedures for settling U.S. dollar-denominated transactions through Promoción y Operación S.A. de C.V. (“PROSA-RED”).  We are working with PROSA-RED to offer an acceptable solution to continue operating the USD ATMs, with some modifications to our current process. We have developed a solution to continue operating the USD ATMs that will result in some modifications to our current process and fee structure. This new process and fee structure is expected to be implemented during the third quarter of 2012, and could result in a  reduction of the revenues and profits we earn from the USD ATMs in Mexico, although we do not expect a material impact on our consolidated operational results.

Expansion in Canada.  We entered the Canadian market in October 2011 through our acquisition of Mr. Cash. Part of our initial strategy to grow in that market was to leverage existing relationships with merchant retailers with whom we have significant existing relationships in the U.S. During the first quarter of 2012, we executed on that strategy by reaching a multi-year agreement with 7-Eleven, our largest merchant retail partner in the U.S., to be the exclusive ATM service provider for all of their stores in Canada. As part of this agreement, we have installed approximately 300 new ATMs during the second quarter at 7-Eleven stores in Canada, and will be installing almost 200 additional ATMs over the next several months. As a result of this agreement, we expect to significantly grow our business in this market in 2012 and beyond. Also, in the second quarter of 2012, we executed a contract to place a major bank brand on all of the 7-Eleven ATMs in Canada, which is expected to further increase the transactions and revenues of these ATMs. We are actively seeking other similar expansion opportunities with existing and new merchant partners in this market.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
ATM operating revenues	94.6%	96.0%	93.8%	96.2%
ATM product sales and other revenues	5.4	4.0	6.2	3.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below) (1)	64.4	63.2	63.8	63.8
Cost of ATM product sales and other revenues	4.9	3.5	5.6	3.4
Total cost of revenues	69.3	66.8	69.3	67.1
Gross profit	30.7	33.2	30.7	32.9
Operating expenses:
Selling, general, and administrative expenses	8.6	8.8	8.5	9.1
Acquisition-related expenses	0.2	0.2	0.4	0.1
Depreciation and accretion expense	7.7	7.8	7.4	8.0
Amortization expense	2.8	2.5	2.8	2.6
Loss on disposal of assets	0.1	0.1	0.2	0.1
Total operating expenses	19.5	19.3	19.4	19.8
Income from operations	11.2	13.9	11.3	13.1
Other expense (income):
Interest expense, net	2.8	3.2	2.8	3.4
Amortization of deferred financing costs	0.1	0.1	0.1	0.1
Other expense (income)	—	0.1	—	—
Total other expense	2.9	3.5	2.9	3.5
Income before income taxes	8.3	10.5	8.4	9.6
Income tax expense	3.3	4.5	3.3	4.2
Net income	5.0	5.9	5.1	5.4
Net (loss) income attributable to noncontrolling interests	—	—	—	—
Net income attributable to controlling interests and available to common stockholders	5.0%	5.9%	5.1%	5.3%

_______________

(1)     Excludes effects of depreciation, accretion, and amortization expense of $18.2 million and $13.5 million for the three month periods ended June 30, 2012 and 2011, respectively, and $35.6 million and $26.9 million for the six month periods ended June 30, 2012 and 2011, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.5% and 9.2% for the three month periods ended June 30, 2012 and 2011, respectively, and by 9.3% and 9.4% for the six month periods ended June 30, 2012 and 2011, respectively.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated, excluding the effect of the acquisitions of EDC, Access to Money, and Mr. Cash that were completed in 2011:

EXCLUDING 2011 ACQUISITIONS:	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average number of transacting ATMs:
United States: Company-owned	20,886	19,063	20,508	18,973
United Kingdom	3,927	3,200	3,780	3,109
Mexico	2,834	2,892	2,836	2,906
Subtotal	27,647	25,155	27,124	24,988
United States: Merchant-owned	7,333	8,215	7,323	8,260
Average number of transacting ATMs – ATM operations	34,980	33,370	34,447	33,248

United States: Managed services (1)	5,194	4,114	5,099	4,015
United Kingdom: Managed services	21	21	21	15
Average number of transacting ATMs – Managed services	5,215	4,135	5,120	4,030

Total average number of transacting ATMs	40,195	37,505	39,567	37,278

Total transactions (in thousands):
ATM operations	149,179	120,861	286,828	229,799
Managed services	9,234	6,082	17,842	11,530
Total transactions	158,413	126,943	304,670	241,329

Total cash withdrawal transactions (in thousands):
ATM operations	92,649	74,341	178,063	140,965
Managed services	5,619	4,078	11,081	7,809
Total cash withdrawal transactions	98,268	78,419	189,144	148,774

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	883	743	862	707

ATM operating revenues	$1,440	$1,390	$1,443	$1,355
Cost of ATM operating revenues (2)	953	912	954	895
ATM operating gross profit (2)(3)	$487	$478	$489	$460

ATM operating gross profit margin (2)(3)	33.8%	34.2%	33.9%	33.7%

(1)       Includes 2,650 and 2,498 ATMs for the three months ended June 30, 2012 and 2011, respectively, and 2,627 and 2,502 ATMs for the six months ended June 30, 2012 and 2011, respectively for which the Company only provided EFT transaction processing services.

(2)      Amounts presented exclude the effect of depreciation, accretion, and amortization expense, which is presented separately in the Company’s consolidated statements of operations.

(3)      ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in the Company’s portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions of EDC, Access to Money, and Mr. Cash that were completed in 2011:

INCLUDING 2011 ACQUISITIONS:	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average number of transacting ATMs:
United States: Company-owned	25,671	19,063	25,283	18,973
United Kingdom	3,927	3,200	3,780	3,109
Mexico	2,834	2,892	2,836	2,906
Canada	631	—	580	—
Subtotal	33,063	25,155	32,479	24,988
United States: Merchant-owned	15,325	8,215	15,544	8,260
Average number of transacting ATMs – ATM operations	48,388	33,370	48,023	33,248

United States: Managed services (1)	5,959	4,114	5,869	4,015
United Kingdom: Managed services	21	21	21	15
Average number of transacting ATMs – Managed services	5,980	4,135	5,890	4,030

Total average number of transacting ATMs	54,368	37,505	53,913	37,278

Total transactions (in thousands):
ATM operations	170,706	120,861	329,591	229,799
Managed services	10,118	6,082	19,568	11,530
Total transactions	180,824	126,943	349,159	241,329

Total cash withdrawal transactions (in thousands):
ATM operations	108,388	74,341	209,273	140,965
Managed services	6,263	4,078	12,345	7,809
Total cash withdrawal transactions	114,651	78,419	221,618	148,774

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	747	743	726	707

ATM operating revenues	$1,223	$1,390	$1,220	$1,355
Cost of ATM operating revenues (2)	829	912	825	895
ATM operating gross profit (2)(3)	$394	$478	$395	$460

ATM operating gross profit margin (2)(3)	31.9%	34.2%	32.0%	33.7%

____________

(1)       Includes 2,650 and 2,498 ATMs for the three months ended June 30, 2012 and 2011, respectively, and 2,627 and 2,502 ATMs for the six months ended June 30, 2012 and 2011, respectively for which the Company only provided EFT transaction processing services.

(2)      Amounts presented exclude the effect of depreciation, accretion, and amortization expense, which is presented separately in the Company’s consolidated statements of operations.

(3)      ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in the Company’s portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$181,567	$141,429	28.4%	$359,380	$274,528	30.9%
ATM product sales and other revenues	10,453	5,865	78.2%	23,680	10,807	119.1%
Total revenues	$192,020	$147,294	30.4%	$383,060	$285,335	34.2%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

ATM operating revenues. ATM operating revenues generated during the three month period ended June 30, 2012 increased $40.1 million from the three month period ended June 30, 2011. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended June 30, 2011 to
	Three Months Ended June 30, 2012
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$19,912	$(1,726)	$(355)	$17,831
Interchange revenue	8,490	4,932	457	13,879
Bank branding and surcharge-free network revenues	5,608	—	871	6,479
Managed services revenues	1,744	(2)	—	1,742
Other revenues	232	—	(25)	207
Total increase in ATM operating revenues	$35,986	$3,204	$948	$40,138

United States. During the three month period ended June 30, 2012, our U.S. operations experienced a $36.0 million increase in ATM operating revenues compared to the same period in 2011. Of this increase, $25.7 million was attributable to the contribution of entities acquired in the second half of 2011, including EDC, Access to Money, and LocatorSearch.  The remaining $10.3 million increase was due to a combination of growth achieved from several revenue sources, including: (1) increased surcharge revenue as a result of a higher machine count and an increase in surcharge transactions; (2) increased interchange revenue as a result of a 14% increase in withdrawal transactions (excluding the increase from acquisitions),  partially offset by a decline in the per withdrawal interchange rate as there was an interchange rate reduction by a major network that became effective during the quarter; (3) an increase in surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our Allpoint surcharge-free network; and (4) an increase in managed services revenue as a result of the expansion of these services in the past year.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom. Our U.K. operations experienced a $3.2 million, or 13%, increase in ATM operating revenues during the three month period ended June 30, 2012, when compared to the same period in 2011. This increase was due primarily to higher interchange revenues as a result of a 34% increase in the total number of transactions conducted on our ATMs in that market. The increased level of transactions was primarily attributable to a 23% increase in the average number of transacting ATMs.  Conversely, we experienced a decline in surcharge revenues generated by our U.K. operations as a result of same-store surcharge transaction declines and fewer overall surcharging ATMs as a result of the conversion of many ATMs from surcharging to free-to-use during the past year. Excluding the unfavorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $4.1 million, or 16%, when compared to the same period in 2011.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Other International. Revenues in this segment, which includes the results of our Mexico operation and our Canadian subsidiary, contributed an additional $0.9 million for the quarter ended June 30, 2012 over the same period in 2011. The Canadian operations accounted for $1.2 million of revenue growth in the period, which was partially offset by a decline in revenues in our Mexico operation primarily as a result of foreign currency exchange rate movements between the two periods, which unfavorably impacted the revenues recorded for our Mexico business for the three month period ended June 30, 2012. Had foreign currency exchange rates remained constant over the two periods, reported revenues in our Mexico business would have increased by $0.7 million over the same period in 2011.

ATM product sales and other revenues. ATM product sales and other revenues for the three month period ended June 30, 2012 totaled $10.5 million and were $4.6 million higher than the same period in 2011, due principally to increased equipment sales and higher value-added reseller (“VAR”) program sales. Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer. The increase in our VAR program sales was largely attributable to the continued replacement of certain ATMs that were not compliant with the new regulations under the Americans with Disabilities Act (“ADA”) that became effective during the first quarter of 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

ATM operating revenues. ATM operating revenues generated during the six month period ended June 30, 2012 increased $84.9 million from the six month period ended June 30, 2011. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Six Months Ended June 30, 2011 to
	Six Months Ended June 30, 2012
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$39,292	$(3,084)	$(310)	$35,898
Interchange revenue	20,537	10,084	695	31,316
Bank branding and surcharge-free network revenues	11,300	—	1,767	13,067
Managed services revenues	3,588	16	—	3,604
Other revenues	978	—	(11)	967
Total increase in ATM operating revenues	$75,695	$7,016	$2,141	$84,852

United States. During the six month period ended June 30, 2012, our U.  S. operations experienced a $75.7 million, or 35%,  increase in ATM operating revenues compared to the same period in 2011.  As was the case with the quarterly results explained above, the acquisitions made in 2011 contributed $52.4 million to this increase. The remaining $23.3 million increase was primarily due to the same reasons mentioned above in the quarterly results, which included a combination of increases in transactions per ATM, unit growth expansion, increased revenues from managed services agreements, and growth in Allpoint.

United Kingdom. Our United Kingdom operations also contributed to the higher ATM operating revenues for the six month period ended June 30, 2012, which increased by $7.0 million, or 15%, from the first six months of 2011. As was the case with the three month period, this increase was primarily driven by higher interchange revenues as a result of a 38% increase in the total number of transactions conducted on our ATMs in that market, which was partially offset by a decline in surcharge revenues.  The higher interchange revenues was due to a combination of higher average number of transacting ATMs during the period, as well as an increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs on a same-store basis.  We continued to convert additional ATMs from surcharging to free-to-use over the past year, resulting in a higher percentage of our revenues being from this machine type. Excluding the unfavorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $8.3 million, or 18%, when compared to the same period in 2011.

Other International. Our Other International operations experienced a $2.1 million, or 16%,  increase in revenues during the six month period ended June 30, 2012 over the same period in 2011.  Of this increase, $1.7 million was attributable to our Canadian operations, whereas our Mexico operations contributed $0.4 million to the increase as a result of higher bank branding revenues, partially offset by an adverse change in foreign currency exchange rates. As was the case during the three months ended June 30, 2012, foreign currency exchange rate movements between the two periods unfavorably impacted the revenues recorded for our Mexico operations during the first six months of 2012, which without these effects, revenues from our Mexico operations would have increased over the prior year by $1.9 million.

ATM product sales and other revenues. ATM product sales and other revenues for the six month period ended June 30, 2012 was $12.9 million higher than those generated during the same period in 2011 primarily due to higher VAR program sales and equipment sales to merchants for the continued replacement of certain noncompliant ATMs with the new regulations under the ADA that became effective during the first quarter of 2012.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$123,621	$93,117	32.8%	$244,248	$181,903	34.3%
Cost of ATM product sales and other revenues	9,479	5,214	81.8%	21,260	9,561	122.4%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$133,100	$98,331	35.4%	$265,508	$191,464	38.7%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Variance: Three Months Ended June 30, 2011 to
	Three Months Ended June 30, 2012
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$14,566	$1,334	$327	$16,227
Vault cash rental expense	2,550	34	(93)	2,491
Other costs of cash	2,777	1,058	347	4,182
Repairs and maintenance	2,951	485	4	3,440
Communications	957	52	20	1,029
Transaction processing	558	389	119	1,066
Stock-based compensation	67	—	—	67
Other expenses	1,529	238	235	2,002
Total increase in cost of ATM operating revenues	$25,955	$3,590	$959	$30,504

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three month period ended June 30, 2012 increased $30.5 million when compared to the same period in 2011. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

United States. As was the case with the increase in ATM revenues explained above, the acquisitions completed in the second half of 2011 contributed significantly to the increase, accounting for approximately $19.4 million. The remaining $6.6 million increase was mostly due to a higher total machine count and higher transaction volumes on our ATMs, corresponding to the $10.3 million increase in revenues excluding acquisitions discussed above.

United Kingdom. In the quarter ended June 30, 2012, our U.K. operations experienced a $3.6 million, or 19%,  increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) when compared to the same period in 2011. This overall increase was due primarily to a  22% year-over-year increase in the number of average transacting ATMs associated with our U.K. operations.  As noted above in our discussion of revenues, the majority of our newly-deployed ATMs in the U.K. market are high transacting, free-to-use ATMs, which frequently carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating.  As a result, we saw an increase in armored and cash management fees, which are included in the Other costs of cash line item above.  Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in the cost of ATM operating revenues for the period would have been $4.3 million, or 23%, when compared to the same period in 2011.

Other International. As noted above in our discussion of revenues, this segment now includes our Canadian subsidiary, which drove the majority of the increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three months ended June 30, 2012.  Our Mexico operations did not contribute significantly to the increase, although excluding the impact of foreign currency exchange rate movements, these operations would have contributed an additional $0.8 million to the increase, which resulted from higher variable costs associated with higher revenues in this market, on a constant-currency basis.

Cost of ATM product sales and other revenues. The $4.3 million increase in the cost of ATM product sales and other revenues during the three month period ended June 30, 2012 compared to the same period in 2011 was primarily due to the continued increased equipment and VAR program sales during the period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Variance: Other expenses Months Ended June 30, 2011 to
	Six Months Ended June 30, 2012
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$28,884	$2,865	$765	$32,514
Vault cash rental expense	5,726	139	(200)	5,665
Other costs of cash	5,481	1,914	911	8,306
Repairs and maintenance	6,600	789	11	7,400
Communications	1,986	32	63	2,081
Transaction processing	1,237	454	274	1,965
Stock-based compensation	5	—	—	5
Other expenses	3,417	883	109	4,409
Total increase in cost of ATM operating revenues	$53,336	$7,076	$1,933	$62,345

United States. During the six month period ended June 30, 2012, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our United States operations increased $53.3 million, or 39%, when compared to the cost incurred during the same period in 2011.  The acquisitions made in 2011 contributed $39.5 million to this increase with the remainder of the increase resulting from higher total machine count in the U.S. that we provide services to (including managed services) and higher transaction volumes on our ATMs.

United Kingdom. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our U.K. operations increased during the six months ended June 30, 2012 by $7.1 million when compared to the same period in 2011. This overall increase was primarily due to the increased number of transacting ATMs, the increase in total number of transactions conducted on our machines and an increase in employee-related costs. Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in the cost of ATM operating revenues for the period would have been $8.1 million, or 23%, when compared to the same period in 2011.

Other International. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) from our Other International operations increased by $1.9 million during the six months ended June 30, 2012 when compared to the same period in 2011 primarily due to the addition of our Canadian operations, which contributed $1.2 million to the increase.  The remaining $0.7 million was a result of higher variable expenses in our Mexico operations associated mostly with higher revenues in this market compared to the same period in the prior year on a constant-currency basis, which would have been higher by an additional $1.9 million excluding the impact of exchange rate movements, compared to the same period last year.

Cost of ATM product sales and other revenues. Consistent with the 119% increase in ATM product sales and other revenues discussed above was a 122% increase in the cost of ATM product sales and other revenues during the six months ended June 30, 2012 compared to the same period in 2011. These increases were primarily due to higher equipment and VAR program sales during the period.

Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	31.9%	34.2%	32.0%	33.7%
Inclusive of depreciation, accretion, and amortization	21.9%	24.6%	22.1%	23.9%
ATM product sales and other revenues gross profit margin	9.3%	11.1%	10.2%	11.5%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	30.7%	33.2%	30.7%	32.9%
Inclusive of depreciation, accretion, and amortization	21.2%	24.1%	21.4%	23.5%

ATM operating gross profit margin. For the three and six month periods ended June 30, 2012, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization decreased by 2.3 and 1.7 percentage points, respectively, when compared to the same periods in 2011. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization decreased by 2.7 and 1.8 percentage points, respectively, during the three and six months ended June 30, 2012, when compared to the same periods in 2011. These decreases are mostly attributable to lower margins on the acquired businesses during 2011. Excluding the impact of acquisitions, our ATM operating margin decreased by approximately 1.0 percentage point during the second quarter of 2012, as a result of interchange rate reductions that took effect during the quarter and start-up costs associated with new ATMs deployed during the quarter.

We expect that our gross profit margin in the remainder of 2012 will be relatively consistent with that of the most recent quarter.

ATM product sales and other revenues gross profit margin. For the three and six month periods ended June 30, 2012, our gross profit margin on ATM product sales and other revenues decreased by 1.8 and 1.3 percentage points, respectively, when compared to the same periods in 2011. The decrease was due to slightly lower margins on VAR and equipment sales during the quarter.

Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$13,461	$10,785	24.8%	$27,179	$21,824	24.5%
Stock-based compensation	3,128	2,140	46.2%	5,485	4,105	33.6%
Acquisition-related expenses	390	343	13.7%	1,477	343	330.6%
Total selling, general, and administrative expenses	$16,979	$13,268	28.0%	$34,141	$26,272	30.0%

Percentage of total revenues:
Selling, general, and administrative expenses	7.0%	7.3%		7.1%	7.6%
Stock-based compensation	1.6%	1.5%		1.4%	1.4%
Acquisition-related expenses	0.2%	0.2%		0.4%	0.1%
Total selling, general, and administrative expenses	8.8%	9.0%		8.9%	9.2%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $2.7 million and $5.4 million, respectively, for the three and six month periods ended June 30, 2012 when compared to the same periods in 2011. These increases were primarily due to: (1) higher employee-related costs compared to the same periods last year due to increased headcount, including employees added from the acquisitions completed during the second half of 2011; (2) increased incentive-based compensation expense; and (3) higher professional and legal expenses.

Stock-based compensation. The increase in stock-based compensation during the three and six month periods ended June 30, 2012 was due to the issuance of additional shares of restricted stock awards and units granted over the past year. Particularly, during the first quarter of 2011 and 2012, we issued awards under our 2011 and 2012 Long Term Incentive Plans (“LTIPs”), respectively, which initially vest based on performance-based requirements followed by continued service-based vesting requirements. Although these awards are not considered to be earned and outstanding when initially granted, we recognize the compensation expense related to these awards based on the ultimate awards we expect to issue as a result of the Company’s performance at the conclusion of the performance period. For additional details on these equity awards, see Item 1. Financial Information, Note 3, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Depreciation expense	$14,100	$11,036	27.8%	$27,235	$21,714	25.4%
Accretion expense	635	401	58.4%	1,250	1,093	14.4%
Depreciation and accretion expense	$14,735	$11,437	28.8%	$28,485	$22,807	24.9%

Percentage of total revenues:
Depreciation expense	7.3%	7.5%		7.1%	7.6%
Accretion expense	0.3%	0.3%		0.3%	0.4%
Depreciation and accretion expense	7.7%	7.8%		7.4%	8.0%

For the three and six month periods ended June 30, 2012, depreciation expense increased when compared to the same periods in 2011 primarily as a result of the deployment of additional Company-owned ATMs throughout the second half of 2011 and the first half of 2012, including new ATMs purchased to replace the older non-ADA-compliant ATMs, as well as the acquisition of businesses completed during the second half of 2011.  Accretion expense increased as additional asset retirement obligations were set up in connection with the newly-deployed ATMs.  Additionally, during the three and six months ended June 30, 2011, we recorded a reduction in accretion expense as a result of a change in estimate. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Amortization expense	$5,412	$3,667	47.6%	$10,887	$7,294	49.3%

Percentage of total revenues	2.8%	2.5%		2.8%	2.6%

Amortization expense is primarily comprised of the amortization of intangible assets related to merchant contracts and relationships associated with our acquisitions. The increase in amortization during the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 was due to the addition of $52.7 million in intangible assets from the four acquisitions completed during the second half of 2011.

Loss on Disposal of Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Loss on disposal of assets	$264	$86	207.0%	$812	$163	398.2%

Percentage of total revenues	0.1%	0.1%		0.2%	0.1%

We recognized higher losses on disposal of assets during the three and six month periods ended June 30, 2012 as compared to the same periods in 2011 mostly as a result of an increase in the number of assets that we removed during the first half of 2012, related to obsolescence including replacing non-ADA-compliant ATMs.

Interest Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Interest expense, net	$5,332	$4,754	12.2%	$10,697	$9,567	11.8%
Amortization of deferred financing costs	224	213	5.2%	444	424	4.7%
Total interest expense, net	$5,556	$4,967	11.9%	$11,141	$9,991	11.5%

Percentage of total revenues	2.9%	3.4%		2.9%	3.5%

Interest expense, net. Interest expense, net, increased during the three and six month periods ended June 30, 2012, when compared to the same periods in 2011, due to borrowings under our revolving credit facility to fund the acquisitions made during the second half of 2011, which resulted in a year-over-year increase in debt outstanding. For additional details, see Item 1. Financial Information, Note 9, Long-Term Debt.

Amortization of deferred financing costs. Amortization of deferred financing costs during the three and six month periods ended June 30, 2012 was fairly consistent with the same periods in 2011. The amortization relates to the costs associated with the issuance of $200.0 million 8.25% senior subordinated notes due 2018 (“2018 Notes”) and the amendments of our $250.0 million revolving credit facility, which are being amortized over the underlying term of the respective agreements.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Income tax expense	$6,369	$6,657	(4.3)%	$12,515	$12,104	3.4%

Effective tax rate	39.9%	43.2%		38.9%	44.2%

    Our income tax expense during the three and six month periods ended June 30, 2012 stayed fairly consistent over the same periods in 2011, despite the increases in income before taxes during these periods.  This is due to a decrease in the effective tax rate, which is primarily the result of our tax restructuring in the U.K. during the third quarter of 2011. Additionally, in the three and six month periods ended June 30, 2011, we recorded operating losses in our foreign operations for which we did not record a tax benefit, as a result of carrying valuation allowances on our foreign deferred tax assets. We continue to maintain valuation allowances for our local net deferred tax asset positions in the U.K., Canada and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized. For additional details regarding the tax restructuring in the U.K., see Note 18, Income Taxes in our 2011 Form 10-K.

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

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA and Adjusted Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$9,664	$8,715	$19,493	$15,195
Adjustments:
Interest expense, net	5,332	4,754	10,697	9,567
Amortization of deferred financing costs	224	213	444	424
Income tax expense	6,369	6,657	12,515	12,104
Depreciation and accretion expense	14,735	11,437	28,485	22,807
Amortization expense	5,412	3,667	10,887	7,294
EBITDA	$41,736	$35,443	$82,521	$67,391

Add back:
Loss on disposal of assets (1)	264	86	812	163
Other income (expense) (2)	19	102	(58)	(107)
Noncontrolling interests (3)	(452)	(500)	(862)	(995)
Stock-based compensation expense (4)	3,438	2,384	5,989	4,605
Acquisition-related costs (5)	390	343	1,477	343
Adjusted EBITDA	$45,395	$37,858	$89,879	$71,400
Less:
Interest expense, net (4)	5,288	4,657	10,598	9,365
Depreciation and accretion expense (4)	14,374	11,043	27,754	22,034
Adjusted pre-tax income	25,733	22,158	51,527	40,001
Income tax expense (at 35%) (6)	9,007	7,755	18,034	14,000
Adjusted Net Income	$16,726	$14,403	$33,493	$26,001

Adjusted Net Income per share	$0.39	$0.34	$0.78	$0.62
Adjusted Net Income per diluted share	$0.38	$0.34	$0.77	$0.61

Weighted average shares outstanding - basic	43,268,541	41,910,944	43,163,377	41,712,659
Weighted average shares outstanding - diluted	43,730,200	42,659,587	43,648,954	42,476,101

(1)	Primarily comprised of losses on the disposal of fixed assets that were incurred with the deinstallation of ATMs during the periods.
(2)	Amounts exclude unrealized and realized (gains) losses related to derivatives not designated as hedging instruments.
(3)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our 51% ownership interest in the Adjusted EBITDA of our Mexico subsidiary.
(4)	Amounts exclude 49% of the expenses incurred by our Mexico subsidiary as such amounts are allocable to the noncontrolling interest shareholders.
(5)	Acquisition-related costs include non-recurring costs incurred for professional and legal fees and certain transition and integration-related costs, related to recent acquisitions.
(6)	35% represents our estimated long-term, cross-jurisdictional effective cash tax rate.

Calculation of Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Cash provided by operating activities	$37,180	$16,084	$55,921	$31,039
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(33,530)	(10,348)	(55,216)	(25,397)
Free cash flow	$3,650	$5,736	$705	$5,642

Liquidity and Capital Resources

Overview

As of June 30, 2012, we had $7.0 million in cash and cash equivalents on hand and $373.9 million in outstanding long-term debt.

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

Operating Activities

Net cash provided by operating activities totaled $55.9 million for the six months ended June 30, 2012 compared to net cash provided by operating activities of $31.0 million during the same period in 2011. The year-over-year increase was primarily attributable to the generation of higher operating profits and smaller net increases in certain working capital balances relative to the prior year period.

Investing Activities

Net cash used in investing activities totaled $55.5 million for the six  months ended June 30, 2012, compared to $25.4 million during the same period in 2011. The year-over-year increase was primarily the result of capital expenditures during the six months ended June 30, 2012 to purchase additional ATMs for new placements and to upgrade and replace certain ATMs.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for the remainder of 2012 will total approximately $14.8 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts and enhance our existing devices with additional functionalities. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material.

Financing Activities

Net cash provided by financing activities totaled $1.1 million for the six months ended June 30, 2012 compared to $4.7 million used in financing activities during the same period in 2011. During the six months ended June 30, 2012, our capital expenditures totaled approximately $55.2 million, which consumed the majority of our cash generated from operating activities, and as a result, we neither borrowed nor repaid a substantial amount of indebtedness during the period.

Financing Facilities

As of June 30, 2012, we had approximately $373.9 million in outstanding long-term debt, which was comprised of: (1) $200.0 million of 2018 Notes, (2) $170.2 million in borrowings under our revolving credit facility, and (3) $3.7 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. As of June 30, 2012,  we had a  $250.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This facility, which was entered into on July 15, 2010 and amended on July 25, 2011, provides us with $250.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has an expiration date of July 2016. The facility contains the ability to further increase the borrowing capacity to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants and other conditions.

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

As of June 30, 2012, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.4%. Additionally, as of June 30, 2012, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of June 30, 2012, we had $77.7 million in available borrowing capacity under the $250.0 million revolving credit facility.

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

As of June 30, 2012, we were in compliance with all applicable covenants required under the 2018 Notes.

Other Borrowing Facilities

•

Bank Machine overdraft facility. In addition to Cardtronics, Inc.’s $250.0 million revolving credit facility, Bank Machine has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of June 30, 2012) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general purposes for our U.K. operations. As of June 30, 2012, there were no amounts outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility.

•

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into nine separate five-year equipment financing agreements with a single lender. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.16%, were utilized for the purchase of ATMs to support the growth in our Mexico operations. As of June 30, 2012, approximately $50.6 million pesos ($3.7 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of June 30, 2012, the total amount of these guarantees was $25.8 million pesos ($1.9 million U.S.).

New Accounting Standards

For a description of the accounting standards that we adopted during 2012, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 17, New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2011 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2012, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the U.S., the U.K., Mexico, and Canada. In the U.S. and the U.K., we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the U.S. and U.K. LIBOR rates, respectively. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).  We currently do not have a material amount of vault cash in Canada, but expect to incur additional ATM vault cash rental expense in the second half of 2012 as we expand those operations.

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

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(in thousands)
$750,000	£50,000	$828,075	3.45%	July 1, 2012 – December 31, 2012
$1,000,000	£25,000	$1,039,038	2.69%	January 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018

________

(1)	U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.56 to £1.00, which was the exchange rate in effect as of June 30, 2012.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our outstanding vault cash balances as of June 30, 2012 and assuming a 100 basis point increase in interest rates:

	Vault Cash Balance as of June 30, 2012			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,722.8	$1,722.8		$17.2	$17.2		$9.7	$9.7
United Kingdom		£213.7	333.6		£2.1	3.3		£1.6	2.6
Mexico	p$	213.2	15.6	p$	2.1	0.2	p$	2.1	0.2
Canada	c$	60.5	59.0	c$	0.6	0.6	c$	0.6	0.6
Total			$2,131.0			$21.3			$13.1

Starting in 2013 and continuing for several years thereafter, our expected exposure to changes in interest rates on our outstanding vault cash balances is expected to be somewhat lower than is presented in the table above. This expected reduction in exposure to floating interest rates is primarily the result of forward-starting swaps, which increase our overall hedged position by $250.0 million in 2013 and an additional $250.0 million in 2014 on our vault cash balances outstanding in the U.S. These incremental swaps are partially offset by reductions in outstanding interest rate swap agreements related to the vault cash in our U.K. operations during the same time period. While we expect some growth in outstanding vault cash balances as a result of expected future business growth, we anticipate that our overall hedged position will increase in future periods. Therefore, as a result, we expect our overall exposure to floating interest rates on outstanding vault cash to decrease somewhat in the future.

As of June 30, 2012, we had a net liability of $109.5 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. The vast majority of these swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. Certain interest rate swaps in the U.K. are not accounted for as cash flow hedges. Accordingly, changes in the fair values of such swaps are recorded in other expense (income) in the accompanying Consolidated Statements of Operations. However, due to certain offsetting interest rate swap transactions that were entered into in December 2009, changes in the values of these swaps have not had, and are not expected to have, a significant impact on our ongoing results of operations. Due to our determination that net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of June 30, 2012, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico or Canada, as we do not deem it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $170.2 million outstanding under the facility as of June 30, 2012, an increase of 100 basis points in the underlying interest rate would have had a $0.4 million impact on our interest expense in the three month period then ended. However, there is no guarantee that we will not borrow additional amounts under the facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income (loss) in our consolidated financial statements. As of June 30, 2012, this accumulated translation loss totaled approximately $26.8 million compared to approximately $27.1 million as of December 31, 2011.

Our consolidated financial results were positively impacted by an increase in the value of the British pound relative to the U.S. dollar during the three and six month periods ended June 30, 2012. However, our consolidated financial results were negatively impacted by changes in the value of the Mexican peso relative to the U.S. dollar for the three and six month periods ended June 30, 2012 compared to the prior year period.  A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our U.K. operations’ operating income during the six months ended June 30, 2012 would have been approximately $0.3 million. Similarly, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Mexican peso or the Canadian dollar for the six months ended June 30, 2012, the effect upon the respective subsidiary’s operating income would have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of June 30, 2012, the intercompany payable balance from our U.K. operations to the parent totaled $40.0 million, of which $7.2 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of June 30, 2012, the effect upon our Consolidated Statements of Operations would be approximately $0.7 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 14, Commitments and Contingencies.

Item 1A. Risk Factors

The known material risks we face are described in our 2011 Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in our risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three month period ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value that may Yet be Purchased Under the Plan or Program (3)
April 1 – 30, 2012	1,731	25.30	—	$—
May 1 – 31, 2012	—	—	—	$—
June 1 – 30, 2012	105,821	27.83	—	$—

_________

(1)

Represents shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)

The price paid per share was based on the average high and low trading prices of our common stock on April  14, 2012 and April 19, 2012 for the month of April,  and June 5, 2012 and June 20, 2012 for the month of June, which represents the dates on which we repurchased shares from the participants under our 2007 Stock Incentive Plan.

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

Item 6. Exhibits

The exhibits required to be filed or furnished pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS, INC.

July 31, 2012	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

July 31, 2012	/s/ E. Brad Conrad
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