Form 10-Q
period 2012-09-30
CARDTRONICS INC
filed 2012-11-01
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on October 30, 2012: 44,465,062

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,097	$5,576
Accounts and notes receivable, net of allowance of $667 and $251 as of September 30, 2012 and December 31, 2011, respectively	47,931	40,867
Inventory	5,867	3,517
Restricted cash	3,668	4,512
Current portion of deferred tax asset, net	15,964	26,902
Prepaid expenses, deferred costs, and other current assets	14,156	13,056
Total current assets	98,683	94,430
Property and equipment, net	237,757	191,331
Intangible assets, net	110,548	111,603
Goodwill	280,764	271,562
Deferred tax asset, net	34,859	23,101
Prepaid expenses, deferred costs, and other assets	17,623	20,774
Total assets	$780,234	$712,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$1,598	$2,317
Current portion of other long-term liabilities	24,943	25,101
Accounts payable	24,703	33,337
Accrued liabilities	73,864	77,948
Current portion of deferred tax liability, net	967	927
Total current liabilities	126,075	139,630
Long-term liabilities:
Long-term debt	379,254	368,632
Asset retirement obligations	43,036	34,517
Other long-term liabilities	102,615	56,877
Total liabilities	650,980	599,656

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 50,354,755 and 49,745,989 shares issued as of September 30, 2012 and December 31, 2011, respectively; 44,438,262 and 43,999,443 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	5	4
Additional paid-in capital	248,367	234,716
Accumulated other comprehensive loss, net	(109,436)	(83,902)
Retained earnings	46,660	14,270
Treasury stock; 5,916,493 and 5,746,546 shares at cost as of September 30, 2012 and December 31, 2011, respectively	(57,962)	(53,500)
Total parent stockholders’ equity	127,634	111,588
Noncontrolling interests	1,620	1,557
Total stockholders’ equity	129,254	113,145
Total liabilities and stockholders’ equity	$780,234	$712,801

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
ATM operating revenues	$191,469	$157,636	$550,849	$432,164
ATM product sales and other revenues	7,560	7,423	31,240	18,230
Total revenues	199,029	165,059	582,089	450,394
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	130,064	103,727	374,312	285,630
Cost of ATM product sales and other revenues	6,665	6,501	27,925	16,062
Total cost of revenues	136,729	110,228	402,237	301,692
Gross profit	62,300	54,831	179,852	148,702
Operating expenses:
Selling, general, and administrative expenses	15,292	13,772	47,956	39,701
Acquisition-related expenses	381	956	1,858	1,299
Depreciation and accretion expense	15,758	12,197	44,243	35,004
Amortization expense	5,565	4,946	16,452	12,240
(Gain) loss on disposal of assets	(28)	117	784	280
Total operating expenses	36,968	31,988	111,293	88,524
Income from operations	25,332	22,843	68,559	60,178
Other expense (income):
Interest expense, net	5,269	5,243	15,966	14,810
Amortization of deferred financing costs	225	351	669	775
Other (income) expense	(1,037)	318	(1,088)	258
Total other expense	4,457	5,912	15,547	15,843
Income before income taxes	20,875	16,931	53,012	44,335
Income tax expense (benefit)	8,169	(29,869)	20,684	(17,765)
Net income	12,706	46,800	32,328	62,100
Net (loss) income attributable to noncontrolling interests	(191)	(85)	(62)	20
Net income attributable to controlling interests and available to common stockholders	$12,897	$46,885	$32,390	$62,080

Net income per common share – basic	$0.29	$1.06	$0.72	$1.42
Net income per common share – diluted	$0.28	$1.05	$0.71	$1.40

Weighted average shares outstanding – basic	43,669,756	42,570,137	43,333,407	42,001,624
Weighted average shares outstanding – diluted	44,045,021	43,195,554	43,783,534	42,727,446

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$12,706	$46,800	$32,328	$62,100
Unrealized losses on interest rate swap contracts, net of income tax benefit of $3,045 and $6,590 for the three months ended September 30, 2012 and 2011, respectively, and $18,095 and $10,899 for the nine months ended September 30, 2012 and 2011, respectively	(4,994)	(10,697)	(28,239)	(17,421)
Foreign currency translation adjustments	2,403	(1,593)	2,705	(163)
Other comprehensive loss	(2,591)	(12,290)	(25,534)	(17,584)
Total comprehensive income	10,115	34,510	6,794	44,516
Less: comprehensive (loss) income attributable to noncontrolling interests	(87)	(342)	64	(138)
Comprehensive income attributable to controlling interests	$10,202	$34,852	$6,730	$44,654

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$32,328	$62,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	60,695	47,244
Amortization of deferred financing costs	669	775
Stock-based compensation expense	8,691	6,996
Deferred income taxes	18,391	(18,599)
Loss on disposal of assets	784	280
Unrealized gain on derivative instruments	(385)	(813)
Amortization of accumulated other comprehensive (gains) losses associated with derivative instruments no longer designated as hedging instruments	(231)	234
Other reserves and non-cash items	2,293	827
Changes in assets and liabilities:
Increase in accounts and notes receivable, net	(6,119)	(11,800)
(Increase) decrease in prepaid, deferred costs, and other current assets	(1,833)	1,338
Increase in inventory	(3,099)	(814)
Decrease (increase) in other assets	4,359	(18,602)
Decrease in accounts payable	(9,791)	(2,323)
(Decrease) increase in accrued liabilities	(6,767)	5,379
Decrease in other liabilities	(5,660)	(2,870)
Net cash provided by operating activities	94,325	69,352

Cash flows from investing activities:
Additions to property and equipment	(75,875)	(34,654)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(4,717)	(2,406)
Acquisitions	(17,885)	(143,627)
Net cash used in investing activities	(98,477)	(180,687)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	207,900	317,638
Repayments of long-term debt and capital leases	(198,396)	(209,813)
Repayments of borrowings under bank overdraft facility, net	(162)	(1,042)
Debt issuance and modification costs	—	(655)
Proceeds from exercises of stock options	5,128	10,102
Repurchase of capital stock	(4,462)	(2,859)
Net cash provided by financing activities	10,008	113,371

Effect of exchange rate changes on cash	(335)	(19)
Net increase in cash and cash equivalents	5,521	2,017

Cash and cash equivalents as of beginning of period	5,576	3,189
Cash and cash equivalents as of end of period	$11,097	$5,206

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$19,980	$19,235
Cash paid for income taxes	$3,292	$1,717

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of September 30, 2012, the Company provided services to over 61,700 devices across its portfolio, which included approximately 53,600 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 4,300 devices throughout the United Kingdom ("U.K."), approximately 2,800 devices throughout Mexico, and approximately 1,000 devices throughout Canada. Included in the number of devices in the U.S. are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 61,700 devices are approximately 6,000 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., SunTrust Banks, Inc., PNC Bank, N.A, Frost Bank, The Bank of Nova Scotia (“Scotiabank”) in Canada, and Grupo Financiero Banorte, S.A. de C.V. in Mexico. As of September 30, 2012,  approximately 17,300 of the Company’s domestic devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers. The Company also owns and operates the Allpoint network, the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has more than 52,400 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. The Allpoint network includes a majority of the Company’s ATMs in the U.S., Puerto Rico and Mexico, approximately half of the Company’s ATMs in Canada, all of the Company’s ATMs in the U.K., and over 5,000 locations in Australia through a partnership with a local ATM owner and operator in that market. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network. Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

Basis of Presentation

This Quarterly Report on Form 10-Q (this "Form 10-Q") has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP"), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company's Annual Report on Form 10-K for the year ended December 31, 2011  (the "2011 Form 10-K"), which includes a summary of the Company's significant accounting policies and other disclosures.

The financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. The Consolidated Balance Sheet as of December 31, 2011 was derived from the audited balance sheet filed in the Company’s 2011 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include certain minor reclassifications. Those reclassifications did not impact the Company's total reported net income or stockholders' equity.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$13,517	$10,544	$38,232	$30,185
Amortization expense	5,565	4,946	16,452	12,240
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$19,082	$15,490	$54,684	$42,425

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

Pro Forma Results of Operations. The following table presents the unaudited pro forma combined results of operations of the Company and the acquired EDC portfolios for the three and nine months ended September 30, 2011, after giving effect to certain pro forma adjustments including: (1) elimination of intercompany transactions prior to the consummation of EDC into the Company, (2) amortization of acquired intangible assets and unfavorable contract liabilities assumed, (3) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, and (4) an interest expense adjustment to remove the historical long-term debt of EDC which was repaid and to add interest expense on additional borrowings by the Company to fund the acquisition.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands)
Total revenues	$165,059	$169,183	$450,394	$484,353
Net income attributable to controlling interests and available to common stockholders	46,885	45,905	62,080	60,803

Pro forma earnings per share – basic	$1.06	$1.04	$1.42	$1.39
Pro forma earnings per share – diluted	$1.05	$1.03	$1.40	$1.37

The unaudited pro forma financial results do not reflect the impact of the other acquisitions consummated by the Company in 2011, as the impact from these acquisitions would not be material to the condensed consolidated results of operations. The unaudited pro forma financial results include the estimated contribution from the EDC acquisition during the entirety of each of the pro forma periods presented, and are not necessarily indicative of the actual results that would have occurred had the acquisition been completed prior to the commencement of each of the pro forma periods presented. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Other Acquisitions

During the year ended December 31, 2011, the Company completed three other business combinations that were not material individually or in the aggregate, including LocatorSearch, LLC (“LocatorSearch”) on August 1, 2011, Mr. Cash ATM Network, Inc. (“Mr. Cash”) on October 28, 2011, and Access to Money, Inc. ("Access to Money") on November 1, 2011.

During the nine months ended September 30, 2012, the Company completed two business combinations that were not material individually or in the aggregate, including the acquisition on January 25, 2012 of certain assets from Complete Technical Services Limited (“CTS”), an ATM installation company in the U.K., and the acquisition on August 7, 2012 of the majority of the assets of ATM Network, Inc. (“ATM Network”), a Minnesota-based ATM operator of approximately 6,200 mostly merchant-owned ATMs.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Cost of ATM operating revenues	$231	$251	$754	$769
Selling, general, and administrative expenses	2,452	2,122	7,937	6,227
Total stock-based compensation expense	$2,683	$2,373	$8,691	$6,996

The increase in stock-based compensation expense during the three and nine months ended September 30, 2012 was due to the issuance of additional shares of restricted stock awards ("RSAs") and restricted stock units ("RSUs") to certain of the Company's employees and directors during the last twelve months. All grants during the periods above were granted under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

 Options.  The number of the Company's outstanding stock options as of September 30, 2012, and changes during the nine months ended September 30, 2012, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2012	1,281,950	$9.73
Exercised	(526,531)	$9.42
Options outstanding as of September 30, 2012	755,419	$9.95

Options vested and exercisable as of September 30, 2012	713,919	$10.08

As of September 30, 2012, the unrecognized compensation expense associated with outstanding options was approximately $0.1 million.

Restricted Stock Awards.  The number of the Company's outstanding RSAs as of September 30, 2012, and changes during the nine months ended September 30, 2012, are presented below:

Number of Shares
RSAs outstanding as of January 1, 2012	1,106,612
Granted	79,735
Vested	(509,015)
Forfeited	(5,850)
RSAs outstanding as of September 30, 2012	671,482

The restricted shares granted during the nine months ended September 30, 2012 had a total grant-date fair value of approximately $2.3 million, or weighted average share price of $28.23 per share.  As of September 30, 2012, the unrecognized compensation expense associated with all outstanding restricted share grants was approximately $8.0 million.

Restricted Stock Units.  In the first quarters of 2012 and 2011, the Company granted RSUs under the Company's 2012 and 2011 Long Term Incentive Plans ("LTIPs"), respectively, which are equity programs under the 2007 Stock Incentive Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee"), and are based on the Company's achievement of certain performance levels during the calendar year of its grant. Since these grants have both a performance-based and a service-based vesting schedule, the Company recognizes the related compensation expense over the requisite service period using a graded vesting methodology, based on the estimated performance levels that management believes will ultimately be met.

During the first quarter of 2012, the performance-based vesting requirements for the 2011 LTIP were determined to have been met by the Committee.  As of September 30, 2012,  522,000 RSUs were granted and outstanding. The unrecognized compensation expense associated with RSU grants was approximately $3.4 million as of September 30, 2012.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the statements of operations) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and nine months ended September 30, 2012 and 2011 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and nine months ended September 30, 2012 and 2011 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$12,897			$32,390
Less: Undistributed earnings allocated to unvested restricted shares	(437)			(1,137)
Net income available to common stockholders	$12,460	43,669,756	$0.29	$31,253	43,333,407	$0.72

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$437			$1,137
Stock options added to the denominator under the treasury stock method		375,265			450,127
Less: Undistributed earnings reallocated to restricted shares	(434)			(1,126)
Net income available to common stockholders and assumed conversions	$12,463	44,045,021	$0.28	$31,264	43,783,534	$0.71

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$46,885			$62,080
Less: Undistributed earnings allocated to unvested restricted shares	(1,667)			(2,331)
Net income available to common stockholders	$45,218	42,570,137	$1.06	$59,749	42,001,624	$1.42

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$1,667			$2,331
Stock options added to the denominator under the treasury stock method		625,417			725,822
Less: Undistributed earnings reallocated to restricted shares	(1,643)			(2,293)
Net income available to common stockholders and assumed conversions	$45,242	43,195,554	$1.05	$59,787	42,727,446	$1.40

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock (including both RSAs and RSUs) of 592,130 and 646,503 shares for the three and nine months ended September 30, 2012, respectively, and 432,236 and 497,981 shares for the three and nine months ended September 30, 2011, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

 Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets and consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Foreign currency translation adjustments	$(24,430)	$(27,135)
Unrealized losses on interest rate swap contracts, net of deferred income tax benefit of $31,773 and $11,219 as of September 30, 2012 and December 31, 2011, respectively	(85,006)	(56,767)
Total accumulated other comprehensive loss, net	$(109,436)	$(83,902)

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

(6) Noncurrent Prepaid Expenses and Other Assets

The $17.6 million of Prepaid expenses, deferred costs, and other assets as of September 30, 2012 included $13.4 million recorded for an insurance receivable, related to the loss sustained as a result of the misappropriation of cash in February 2010 by the president and principal owner of Mount Vernon Money Center ("MVMC"), one of the Company's former third-party armored service providers in the Northeast U.S.

In February 2010, the Company reported a loss under its own cash insurance policy related to the cash misappropriated by MVMC. In May 2011, the Company's supplier of the vault cash at issue demanded repayment from the Company for the $16.2 million that MVMC had misappropriated. The Company subsequently repaid this amount to the vault cash provider through a borrowing under its revolving credit facility.  Initially, the Company’s insurance provider indicated that any otherwise unreimbursed portions of the $16.2 million loss would ultimately be recoverable under the Company’s cash insurance policy. As a result of making the repayment to the vault cash provider, the Company recorded a receivable, currently classified as noncurrent, as the Company expected to receive full reimbursement of the amount of misappropriated cash. In March 2011, the Company filed a formal insurance claim with its insurer seeking reimbursement of the $16.2 million. In November 2011, the Company filed a lawsuit against its insurer seeking to expedite the repayment of the Company’s loss. In January 2012, the insurer filed a general denial, along with certain affirmative defenses. In January 2012, the Company received $2.8 million from the government receiver, representing a pro rata allocation of the assets seized by the government.  This payment reduced this noncurrent receivable balance. While it is uncertain as to the timing of the recovery of the remainder of the assets, the Company believes that it is probable that the Company will be able to fully recover the remaining $13.4 million currently recorded as a noncurrent receivable as of September 30, 2012 from the Company’s insurance provider. Events continue to develop in the pending litigation (with its inherent uncertainties) and, as a result, the timing of recovery and the ultimate amount recovered may differ from current expectations.

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as of September 30, 2012, as well as the changes in the net carrying amounts for the nine months ended September 30, 2012, by segment:

	Goodwill
	U.S.	U.K.	Other International	Total
	(In thousands)
Balance as of January 1, 2012:
Gross balance	$255,465	$63,364	$2,736	$321,565
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$255,465	$13,361	$2,736	$271,562

Acquisitions	8,058	198	—	8,256
Purchase price adjustments	291	—	2	293
Foreign currency translation adjustments	—	589	64	653

Balance as of September 30, 2012:
Gross balance	$263,814	$64,151	$2,802	$330,767
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$263,814	$14,148	$2,802	$280,764

	Trade Name
	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2012	$200	$3,098	$3,298
Foreign currency translation adjustments	—	135	135
Balance as of September 30, 2012	$200	$3,233	$3,433

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization as of September 30, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and branding contracts/relationships	$214,826	$(121,322)	$93,504
Deferred financing costs	9,169	(4,146)	5,023
Exclusive license agreements	20,354	(12,798)	7,556
Non-compete agreements	1,996	(964)	1,032
Total	$246,345	$(139,230)	$107,115

(8) Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Accrued merchant fees	$24,134	$20,387
Accrued armored fees	7,203	5,497
Accrued compensation	6,963	9,991
Accrued cash rental and management fees	6,398	4,188
Accrued merchant settlement amounts	5,874	4,739
Accrued maintenance fees	4,414	1,233
Accrued interest rate swap payments	2,219	2,034
Accrued interest expense	1,796	5,709
Accrued purchases	1,704	9,200
Accrued ATM telecommunications costs	1,309	1,161
Accrued processing costs	863	935
Other accrued expenses	10,987	12,874
Total	$73,864	$77,948

(9) Long-Term Debt

The Company's long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.4% and 2.7% as of September 30, 2012 and December 31, 2011, respectively)	177,500	166,000
Equipment financing notes	3,352	4,949
Total	380,852	370,949
Less: current portion	1,598	2,317
Total long-term debt, excluding current portion	$379,254	$368,632

Revolving Credit Facility

As of September 30, 2012, the Company's revolving credit facility provided for $250.0 million in borrowings and letters of credit (subject to the covenants contained within the facility), had a termination date of July 2016, and contained a feature that allows the Company to expand the facility up to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants.

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

As of September 30, 2012, the Company was in compliance with all applicable covenants and ratios under the facility, which were described in the 2011 Form 10-K.

As of September 30, 2012, $177.5 million was outstanding under the Company’s revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the facility. As of September 30, 2012, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $70.4 million.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by all of the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of September 30, 2012, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Facilities

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which six agreements have remaining balances as of September 30, 2012. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.10%, were utilized for the purchase of ATMs to support the growth of the Company’s Mexico operations. As of September 30, 2012, approximately $42.8 million pesos ($3.3 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of September 30, 2012, the total amount of these guarantees was $21.8 million pesos ($1.7 million U.S.).

Bank Machine overdraft facility.  Bank Machine, Ltd. (“Bank Machine”) has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of September 30, 2012) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s U.K. operations. As of September 30, 2012, there were no amounts outstanding under the overdraft facility.

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

The following table is a summary of the changes in the Company's asset retirement obligation liability for the nine months ended September 30, 2012 (in thousands):

Asset retirement obligation as of January 1, 2012	$34,517
Additional obligations	8,689
Accretion expense	1,902
Payments	(2,885)
Foreign currency translation adjustments	813
Asset retirement obligation as of September 30, 2012	$43,036

See Note 13, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(11) Other Liabilities

Other liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,917	$23,637
Deferred revenue	985	1,440
Other	41	24
Total	$24,943	$25,101

Other Long-Term Liabilities:
Interest rate swaps	$93,522	$47,423
Obligations associated with acquired unfavorable contracts	1,071	3,349
Deferred revenue	1,304	1,248
Other	6,718	4,857
Total	$102,615	$56,877

The significant increase in the noncurrent portion of other long-term liabilities since December 31, 2011 is attributable to the Company's interest rate swaps, the liabilities for which increased due to the movement of the forward interest rate curve, particularly for the swaps entered into during 2012 that extend through 2018. This resulted in an increase in the Company's estimated future liabilities under such contracts, which as of September 30, 2012, carried approximately $117.3 million in estimated net future liabilities. See Note 12, Derivative Financial Instruments for additional information on the Company's interest rate swaps.

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

 The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

23
Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(in thousands)
$750,000	£50,000	$830,820	3.45%	October 1, 2012 – December 31, 2012
$1,000,000	£25,000	$1,040,410	2.69%	January 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018

____________

(1)	U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.62 to £1.00, which was the exchange rate in effect as of September 30, 2012.

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

The Company is also a party to certain derivative instruments that were originally, but are no longer, designated as cash flow hedges.  Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the U.K.  During the fourth quarter of 2009, the Company's vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.  As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.  In December 2009, the Company entered into a series of additional trades, the effects of which were to mostly offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.  Since the underlying swaps were not deemed to be effective hedges of the Company's underlying vault cash rental costs, the Company was required to record an unrealized gain and a corresponding realized loss of $0.1 million and  $0.3 million for the three months ended September 30, 2012 and 2011, respectively,  an unrealized gain and a corresponding realized loss of $0.4 million for the nine months ended September 30,  2012, and an unrealized gain of $0.8 million and a realized loss of $0.9 million for the nine months ended September 30, 2011, related to these swaps, which have been reflected in the Other expense (income) line item in the accompanying Consolidated Statements of Operations.

Tabular Disclosures

The following tables depict the effects of the use of the Company's derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$160	Prepaid expenses, deferred costs, and other current assets	$606

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$23,619	Current portion of other long-term liabilities	$22,520
Interest rate swap contracts	Other long-term liabilities	93,522	Other long-term liabilities	47,423
Total		$117,141		$69,943

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$298	Current portion of other long-term liabilities	$1,117

Total Derivatives		$117,279		$70,454

The asset derivative instruments reflected in the table above relate to the portions of certain derivative instruments that were in an overall liability position, for which the remainder of the fair value is reflected in the liability derivative instruments portion above.

Statements of Operations Data

	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swap contracts	$(11,490)	$(16,674)	Cost of ATM operating revenues	$(6,605)	$(5,974)

	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swap contracts	$(47,455)	$(35,328)	Cost of ATM operating revenues	$(19,447)	$(17,672)

		Three Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized into Income on Derivative Instruments	Amount of Income (Loss) Recognized into Income on Derivative Instruments
		2012	2011
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$109	$(3)
Interest rate swap contracts	Other income	(4)	6
		$105	$3

		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized into Income on Derivative Instruments	Amount of Income (Loss) Recognized into Income on Derivative Instruments
		2012	2011
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$231	$(235)
Interest rate swap contracts	Other income	(10)	(44)
		$221	$(279)

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

As of September 30, 2012, the Company expected to reclassify $23.5 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 13, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(13) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$160	$—	$160	$—

Liabilities
Liabilities associated with interest rate swaps	$117,439	$—	$117,439	$—
Acquisition-related contingent consideration	3,802	—	—	3,802

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$606	$—	$606	$—

Liabilities
Liabilities associated with interest rate swaps	$71,060	$—	$71,060	$—
Acquisition-related contingent consideration	3,475	—	—	3,475

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the nine months  ended September 30, 2012 and 2011 totaled  $8.7 million and $6.3 million, respectively.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a net liability of $117.3 million as of September 30, 2012. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 12, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

Acquisition-related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by the Company using a discounted cash flow model.  Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, based on its best estimate of operational results upon which the payment of these obligations are contingent. Amounts added to the acquisition-related contingent consideration during the nine months ended September 30, 2012 was the result of accretion expense. Unrealized gains and losses related to the contingent consideration associated with acquisitions are included in other (income) expenses in the Company’s consolidated statements of operations.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of September 30, 2012, the fair value of the Company's 2018 Notes (see Note 9, Long-Term Debt)  totaled $224.3 million, based on the quoted market price (Level 1 input) for the 2018 Notes as of that date.

Fair Value Option. In February 2007, the Financial Accounting Standards Board (“FASB”) issued a statement that provided companies the option to measure certain financial instruments and other items at fair value. The Company elected not to adopt the fair value option provisions of this statement.

(14) Commitments and Contingencies

Legal Matters

Automated Transactions. On August 16, 2010, a lawsuit was filed in the United States District Court for the District of Delaware (the “District Court”) entitled Automated Transactions LLC (“ATL”) v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc. (“Cardtronics USA”), as one of the defendants. The 2010 Lawsuit alleges that Cardtronics USA and the other defendants infringed upon seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs. The plaintiff, ATL, is seeking a permanent injunction, damages, treble damages and costs, including attorney's fees and expenses. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in a suit filed in 2006 (the "2006 Lawsuit") against 7-Eleven, Inc. (“7-Eleven”) concerning six of the same seven patents. In July

2007, when the Company acquired the 7-Eleven portfolio, the Company became subject to the 2006 Lawsuit; the ATM supplier in that case agreed to indemnify 7-Eleven, Inc. against the plaintiff's claims. That indemnity was assigned by 7-Eleven to the Company, and the supplier acknowledged that assignment.

The 2010 Lawsuit was stayed by order of the District Court pending the outcome of the 2006 Lawsuit.  In the 2006 Lawsuit, following the Company’s submission for summary judgment the District Court found that the defendants did not infringe the claims asserted in any of the plaintiff's five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the District Court granted the defendants partial summary judgment, concluding that the plaintiff's patent claims were, in part, invalid and rendered other findings so as to materially weaken the plaintiff's case. In addition, on January 28, 2011, the United States Patent and Trademark Office Board of Patent Appeals and Interferences ("BPAI") issued a decision affirming the rejection on the grounds of obviousness of all the claims of one of the patents asserted by the plaintiff in both the 2006 Lawsuit and the 2010 Lawsuit. The plaintiff appealed both of these rulings to the U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”). On April 23, 2012, the Court of Appeals rendered a decision that affirmed both the District Court’s rulings and the BPAI decision (the “Appeals Decision”).  ATL’s request for rehearing of the Appeals Decision was denied.  As a consequence, the 2006 Lawsuit has been effectively resolved in the Company’s favor pending entry of a formal final judgment.  Furthermore, though the Appeals Decision in the 2006 Lawsuit does not formally terminate the 2010 Lawsuit, the findings set forth in the Appeals Decision should also resolve in favor of the Company all of the claims made involving the same patents as had been asserted in the 2006 Lawsuit. The Appeals Decision should also materially weaken the plaintiff’s claims in the two remaining patents in the 2010 Lawsuit, which has now been consolidated with the 2006 Lawsuit and resumed.

Notwithstanding the outcome of the 2006 Lawsuit, ATL has initiated new patent infringement lawsuits against other companies, based on “child” patents of the parent patent in the 2006 Lawsuit and the 2010 Lawsuit.  The asserted claims of the parent patent were already held invalid in the Appeals Decision. Two of those new cases name as defendants the customers of the Company under ATM placement agreements pursuant to which the Company operates ATMs alleged to infringe ATL’s child patents. Until resolved, these cases implicate the Company in defending its customers where these ATMs are placed and could involve ATL alleging new claims against the Company. The Company has joined as a defendant in one of those cases and asserted counterclaims against ATL for invalidity, non-infringement and requesting costs and attorneys’ fees for improperly bringing such a suit. The Company believes that these ATL lawsuits have no merit, especially because the child patents asserted have patent claims or limitations previously held invalid or non-infringing in the Appeals Decision. Accordingly, the Company does not expect that the remaining lawsuits will have a material impact on its financial condition or results of operation, and the Company will continue to vigorously defend its position.

National Federation of the Blind. Through its acquisition of the E*Trade ATM portfolio, the Company became the sole defendant in the 2003 lawsuit filed by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. and certain individuals representing a class of similarly situated persons (the "Plaintiffs") against E*Trade Access, Inc., et al. in the United States District Court for the District of Massachusetts: Civil Action No. 03-11206-NMG (the “Lawsuit”).  The Plaintiffs sought to require, among other things, that ATMs deployed by E*Trade be voice-guided. In December 2007, the Company and Plaintiffs entered into a settlement agreement (as modified in November 2010, the "Settlement Agreement").  In 2011, the Plaintiffs filed a motion of contempt with the District Court alleging that the Company had failed to fully comply with the requirements of the Settlement Agreement.  On December 15, 2011, the District Court issued an order that required the Company to bring all of its ATMs in compliance with the terms of the Settlement Agreement by March 15, 2012.  In August 2012, the Plaintiffs filed their second motion of contempt, which alleged, among other things, that the Company had failed to meet the District Court’s deadline and sought a fine of $50 per ATM for each month that the District Court determined the Company was not in compliance.  The Company filed its response on September 28, 2012, in which it asserted that while the Company’s ATMs are in substantial compliance with the accessibility rules issued under the American with Disabilities Act, as amended (the "ADA"), compliance with certain terms of the Settlement Agreement would conflict with the requirements of the ADA.  The Company also asked the District Court to appoint a special master to assist the Company and the Plaintiffs in resolving these conflicting requirements.  The Company is unable to estimate any range of possible fines that could be assessed as a result of the Plaintiff’s filing of the Second Motion.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $43.0 million accrued for these liabilities as of September 30, 2012. For additional information, see Note 10, Asset Retirement Obligations.

(15) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Income tax expense (benefit)	$8,169	$(29,869)	$20,684	$(17,765)
Effective tax rate	39.1%	(176.4)%	39.0%	(40.1)%

The Company's effective tax rate during the nine months ended September 30, 2012 was slightly higher than the combined total of the U.S. federal statutory rate of 35% and the Company's estimated effective state tax rate of 3.3%, primarily due to nondeductible items recorded in the Company’s domestic operations. The negative tax rate in the same period in 2011 was primarily the result of tax restructuring the Company implemented with respect to its U.K. operations during the third quarter of 2011. During the quarter ended September 30, 2011, the Company implemented a tax reporting change with respect to its U.K. operations whereby the U.K. entities are no longer considered to be controlled foreign corporations (i.e. "CFCs") for U.S. income tax purposes, but are instead, effectively treated as a branch of the Company's U.S. operations for U.S. federal income tax purposes. This change in U.S. federal income tax reporting election resulted in the recognition of a tax loss on its net investment in its U.K. operations. The Company also recognized a loss on certain long-term debt obligations of its U.K. operations to the parent company. As a result of these events, the Company recorded a tax benefit of $37.0 million in the quarter ended September 30, 2011. Also impacting the Company’s effective tax rate during the three and nine months ended September 30, 2012 and 2011 are operating losses recorded in its foreign operations for which the Company did not record a tax benefit, as a result of carrying valuation allowances on its foreign deferred tax assets.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(16) Segment Information

As of September 30, 2012, the Company's operations consisted of its U.S., U.K., and Other International segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Adjusted EBITDA	$49,516	$43,046	$139,395	$114,446
Less:
(Gain) loss on disposal of assets	(28)	117	784	280
Other (income) expense	(1,040)	328	(1,098)	221
Noncontrolling interests	(355)	(471)	(1,217)	(1,466)
Stock-based compensation expense	2,675	2,363	8,664	6,968
Acquisition-related expenses	381	956	1,858	1,299
EBITDA	$47,883	$39,753	$130,404	$107,144
Less:
Interest expense, net, including amortization of deferred financing costs	5,494	5,594	16,635	15,585
Income tax expense (benefit)	8,169	(29,869)	20,684	(17,765)
Depreciation and accretion expense	15,758	12,197	44,243	35,004
Amortization expense	5,565	4,946	16,452	12,240
Net income attributable to controlling interests and available to common stockholders	$12,897	$46,885	$32,390	$62,080

The following tables reflect certain financial information for each of the Company's reporting segments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$157,649	$30,887	$10,493	$—	$199,029
Intersegment revenues	4,110	—	16	(4,126)	—
Cost of revenues	108,039	24,097	8,372	(3,779)	136,729
Selling, general, and administrative expenses	12,630	1,584	894	184	15,292
Acquisition-related expenses	373	8	—	—	381
Loss (gain) on disposal of assets	82	(73)	(37)	—	(28)

Adjusted EBITDA	43,756	5,200	1,091	(531)	49,516

Depreciation and accretion expense	9,793	4,916	1,055	(6)	15,758
Amortization expense	5,300	229	36	—	5,565
Interest expense, net, including amortization of deferred financing costs	5,224	169	101	—	5,494
Income tax expense	8,169	—	—	—	8,169

Capital expenditures (1)	$16,738	$6,363	$2,495	$(220)	$25,376

	Three Months Ended September 30, 2011
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$132,891	$26,060	$6,108	$—	$165,059
Intersegment revenues	1,156	—	30	(1,186)	—
Cost of revenues	87,020	19,666	4,728	(1,186)	110,228
Selling, general, and administrative expenses	11,642	1,508	622	—	13,772
Acquisition-related expenses	956	—	—	—	956
Loss (gain) on disposal of assets	44	89	(16)	—	117

Adjusted EBITDA	37,743	4,892	411	—	43,046

Depreciation and accretion expense	7,244	4,183	776	(6)	12,197
Amortization expense	4,447	494	5	—	4,946
Interest expense, net, including amortization of deferred financing costs	4,545	885	164	—	5,594
Income tax benefit	(29,869)	—	—	—	(29,869)

Capital expenditures (1)	$6,538	$5,006	$119	$—	$11,663

	Nine Months Ended September 30, 2012
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$471,623	$84,419	$26,047	$—	$582,089
Intersegment revenues	6,778	—	74	(6,852)	—
Cost of revenues	321,418	66,828	20,483	(6,492)	402,237
Selling, general, and administrative expenses	40,509	5,026	2,237	184	47,956
Acquisition-related expenses	1,738	120	—	—	1,858
Loss (gain) on disposal of assets	822	(32)	(6)	—	784

Adjusted EBITDA	125,110	12,553	2,276	(544)	139,395

Depreciation and accretion expense	27,482	14,140	2,637	(16)	44,243
Amortization expense	15,081	1,263	108	—	16,452
Interest expense, net, including amortization of deferred financing costs	15,848	472	315	—	16,635
Income tax expense	20,684	—	—	—	20,684

Capital expenditures (1)	$52,372	$18,152	$10,300	$(232)	$80,592

	Nine Months Ended September 30, 2011
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$358,977	$72,129	$19,288	$—	$450,394
Intersegment revenues	3,042	—	87	(3,129)	—
Cost of revenues	235,163	54,957	14,701	(3,129)	301,692
Selling, general, and administrative expenses	33,683	4,377	1,641	—	39,701
Acquisition-related expenses	1,299	—	—	—	1,299
Loss (gain) on disposal of assets	126	191	(37)	—	280

Adjusted EBITDA	100,119	12,751	1,576	—	114,446

Depreciation and accretion expense	20,808	11,860	2,352	(16)	35,004
Amortization expense	10,735	1,489	16	—	12,240
Interest expense, net, including amortization of deferred financing costs	11,872	3,137	576	—	15,585
Income tax benefit	(17,765)	—	—	—	(17,765)

Capital expenditures (1)	$21,730	$15,124	$206	$—	$37,060

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs, and capital expenditures financed by direct debt. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	September 30, 2012	December 31, 2011
	(In thousands)
United States	$727,589	$665,553
United Kingdom	111,018	93,182
Other International	28,189	16,626
Eliminations	(86,562)	(62,560)
Total	$780,234	$712,801

(17) New Accounting Pronouncements

Issued but Not Yet Adopted

Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued Accounting Standards Updates (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This ASU will be effective for the Company beginning October 1, 2012, with early adoption permitted. The Company believes its adoption will not have a material impact on its consolidated financial position or results of operations.

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

Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted ASU 2011-05 as of January 1, 2012 and now reports comprehensive income in two separate but consecutive statements.

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

(18) Supplemental Guarantor Financial Information

The Company's 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's 100% owned domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011 of (1) Cardtronics, Inc., the parent company and issuer of the 2018 Notes ("Parent"); (2) all of the Company's 100% owned domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$161,759	$41,396	$(4,126)	$199,029
Operating costs and expenses	2,758	133,459	41,081	(3,601)	173,697
Operating (loss) income	(2,758)	28,300	315	(525)	25,332
Interest (income) expense, net, including amortization of deferred financing costs	(867)	6,091	270	—	5,494
Equity in (earnings) losses of subsidiaries	(22,181)	379	—	21,802	—
Other (income) expense, net	—	(1,269)	544	(312)	(1,037)
Income (loss) before income taxes	20,290	23,099	(499)	(22,015)	20,875
Income tax expense	7,371	798	—	—	8,169
Net income (loss)	12,919	22,301	(499)	(22,015)	12,706
Net loss attributable to noncontrolling interests	—	—	—	(191)	(191)
Net income (loss) attributable to controlling interests and available to common stockholders	12,919	22,301	(499)	(21,824)	12,897
Other comprehensive income (loss) attributable to controlling interests	3,130	(7,918)	2,197	(104)	(2,695)
Comprehensive income attributable to controlling interests	$16,049	$14,383	$1,698	$(21,928)	$10,202

Condensed Consolidating Statements of Comprehensive Income – continued

	Three Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$134,047	$32,198	$(1,186)	$165,059
Operating costs and expenses	2,446	108,907	32,055	(1,192)	142,216
Operating (loss) income	(2,446)	25,140	143	6	22,843
Interest (income) expense, net, including amortization of deferred financing costs	(859)	5,404	1,049	—	5,594
Equity in (earnings) losses of subsidiaries	(20,930)	1,518	—	19,412	—
Other expense (income), net	177	(645)	786	—	318
Income (loss) before income taxes	19,166	18,863	(1,692)	(19,406)	16,931
Income tax benefit	(27,628)	(2,241)	—	—	(29,869)
Net income (loss)	46,794	21,104	(1,692)	(19,406)	46,800
Net loss attributable to noncontrolling interests	—	—	—	(85)	(85)
Net income (loss) attributable to controlling interests and available to common stockholders	46,794	21,104	(1,692)	(19,321)	46,885
Other comprehensive income (loss) attributable to controlling interests	4,441	(16,864)	133	257	(12,033)
Comprehensive income (loss) attributable to controlling interests	$51,235	$4,240	$(1,559)	$(19,064)	$34,852

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$478,401	$110,540	$(6,852)	$582,089
Operating costs and expenses	8,910	398,140	112,804	(6,324)	513,530
Operating (loss) income	(8,910)	80,261	(2,264)	(528)	68,559
Interest (income) expense, net, including amortization of deferred financing costs	(2,205)	18,053	787	—	16,635
Equity in (earnings) losses of subsidiaries	(57,939)	5,200	—	52,739	—
Other expense (income), net	8	(2,803)	2,019	(312)	(1,088)
Income (loss) before income taxes	51,226	59,811	(5,070)	(52,955)	53,012
Income tax expense	18,682	2,002	—	—	20,684
Net income (loss)	32,544	57,809	(5,070)	(52,955)	32,328
Net loss attributable to noncontrolling interests	—	—	—	(62)	(62)
Net income (loss) attributable to controlling interests and available to common stockholders	32,544	57,809	(5,070)	(52,893)	32,390
Other comprehensive income (loss) attributable to controlling interests	17,787	(46,127)	2,806	(126)	(25,660)
Comprehensive income (loss) attributable to controlling interests	$50,331	$11,682	$(2,264)	$(53,019)	$6,730

Condensed Consolidating Statements of Comprehensive Income – continued

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$362,019	$91,504	$(3,129)	$450,394
Operating costs and expenses	7,211	294,603	91,547	(3,145)	390,216
Operating (loss) income	(7,211)	67,416	(43)	16	60,178
Interest (income) expense, net, including amortization of deferred financing costs	(158)	12,030	3,713	—	15,585
Equity in (earnings) losses of subsidiaries	(52,674)	5,767	—	46,907	—
Other expense (income), net	97	(1,809)	1,970	—	258
Income (loss) before income taxes	45,524	51,428	(5,726)	(46,891)	44,335
Income tax benefit	(16,560)	(1,205)	—	—	(17,765)
Net income (loss)	62,084	52,633	(5,726)	(46,891)	62,100
Net income attributable to noncontrolling interests	—	—	—	20	20
Net income (loss) attributable to controlling interests and available to common stockholders	62,084	52,633	(5,726)	(46,911)	62,080
Other comprehensive income (loss) attributable to controlling interests	10,431	(27,890)	(125)	158	(17,426)
Comprehensive income (loss) attributable to controlling interests	$72,515	$24,743	$(5,851)	$(46,753)	$44,654

Condensed Consolidating Balance Sheets

	As of September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$93	$6,709	$4,295	$—	$11,097
Accounts and notes receivable, net	51,006	42,085	9,602	(54,762)	47,931
Current portion of deferred tax asset, net	12,569	3,352	43	—	15,964
Other current assets	477	11,633	11,622	(41)	23,691
Total current assets	64,145	63,779	25,562	(54,803)	98,683
Property and equipment, net	—	153,224	84,862	(329)	237,757
Intangible assets, net	4,902	96,854	8,792	—	110,548
Goodwill	—	263,814	16,950	—	280,764
Investments in and advances to subsidiaries	177,265	100,048	—	(277,313)	—
Intercompany receivable	234,189	41,157	—	(275,346)	—
Deferred tax asset, net	31,484	2,452	923	—	34,859
Prepaid expenses, deferred costs, and other assets	—	15,505	2,118	—	17,623
Total assets	$511,985	$736,833	$139,207	$(607,791)	$780,234
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,598	$—	$1,598
Current portion of other long-term liabilities	—	23,483	1,460	—	24,943
Accounts payable and accrued liabilities	5,231	120,975	27,159	(54,798)	98,567
Current portion of deferred tax liability, net	—	—	967	—	967
Total current liabilities	5,231	144,458	31,184	(54,798)	126,075
Long-term debt	377,500	18	1,736	—	379,254
Intercompany payable	—	273,562	54,656	(328,218)	—
Asset retirement obligations	—	20,517	22,519	—	43,036
Other long-term liabilities	—	102,117	498	—	102,615
Total liabilities	382,731	540,672	110,593	(383,016)	650,980
Stockholders' equity	129,254	196,161	28,614	(224,775)	129,254
Total liabilities and stockholders' equity	$511,985	$736,833	$139,207	$(607,791)	$780,234

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$1	$4,721	$854	$—	$5,576
Accounts and notes receivable, net	44,454	37,141	6,065	(46,793)	40,867
Current portion of deferred tax asset, net	24,526	2,339	37	—	26,902
Other current assets	885	10,890	9,316	(6)	21,085
Total current assets	69,866	55,091	16,272	(46,799)	94,430
Property and equipment, net	—	124,892	66,551	(112)	191,331
Intangible assets, net	5,546	98,649	7,408	—	111,603
Goodwill	—	255,465	16,097	—	271,562
Investments in and advances to subsidiaries	150,525	100,048	—	(250,573)	—
Intercompany receivable	240,825	5,820	—	(246,645)	—
Deferred tax asset, net	20,278	1,933	890	—	23,101
Prepaid expenses, deferred costs, and other assets	—	18,184	2,590	—	20,774
Total assets	$487,040	$660,082	$109,808	$(544,129)	$712,801
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,317	$—	$2,317
Current portion of other long-term liabilities	—	22,729	2,372	—	25,101
Accounts payable and accrued liabilities	7,895	126,865	23,319	(46,794)	111,285
Current portion of deferred tax liability, net	—	—	927	—	927
Total current liabilities	7,895	149,594	28,935	(46,794)	139,630
Long-term debt	366,000	27	2,605	—	368,632
Intercompany payable	—	269,331	30,185	(299,516)	—
Asset retirement obligations	—	18,095	16,422	—	34,517
Other long-term liabilities	—	55,969	908	—	56,877
Total liabilities	373,895	493,016	79,055	(346,310)	599,656
Stockholders' equity	113,145	167,066	30,753	(197,819)	113,145
Total liabilities and stockholders' equity	$487,040	$660,082	$109,808	$(544,129)	$712,801

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(4,144)	$79,600	$19,101	$(232)	$94,325
Additions to property and equipment	—	(50,913)	(24,962)	—	(75,875)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(1,459)	(3,258)	—	(4,717)
Intercompany fixed asset mark-up	—	—	(232)	232	—
Funding of intercompany notes payable	(178,075)	(11,797)	—	189,872	—
Payments received on intercompany notes payable	170,145	—	—	(170,145)	—
Acquisitions	—	(17,663)	(222)	—	(17,885)
Net cash used in investing activities	(7,930)	(81,832)	(28,674)	19,959	(98,477)
Proceeds from borrowings of long-term debt	207,900	—	—	—	207,900
Repayments of long-term debt and capital leases	(196,400)	(9)	(1,987)	—	(198,396)
Proceeds from intercompany notes payable	—	174,374	15,498	(189,872)	—
Repayments of intercompany notes payable	—	(170,145)	—	170,145	—
Repayments of borrowings under bank overdraft facility, net	—	—	(162)	—	(162)
Proceeds from exercises of stock options	5,128	—	—	—	5,128
Repurchase of capital stock	(4,462)	—	—	—	(4,462)
Net cash provided by financing activities	12,166	4,220	13,349	(19,727)	10,008
Effect of exchange rate changes on cash	—	—	(335)	—	(335)
Net increase in cash and cash equivalents	92	1,988	3,441	—	5,521
Cash and cash equivalents as of beginning of period	1	4,721	854	—	5,576
Cash and cash equivalents as of end of period	$93	$6,709	$4,295	$—	$11,097

Condensed Consolidating Statements of Cash Flows — continued

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(1,795)	$66,878	$4,269	$—	$69,352
Additions to property and equipment	—	(21,216)	(13,438)	—	(34,654)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(514)	(1,892)	—	(2,406)
Investment in subsidiary	—	(100,048)	—	100,048	—
Funding of intercompany notes payable	(255,439)	—	—	255,439	—
Payments received on intercompany notes payable	140,469	93,663	—	(234,132)	—
Acquisitions	—	(143,627)	—	—	(143,627)
Net cash used in investing activities	(114,970)	(171,742)	(15,330)	121,355	(180,687)
Proceeds from borrowings of long-term debt	317,638	—	—	—	317,638
Repayments of long-term debt and capital leases	(207,538)	—	(2,275)	—	(209,813)
Proceeds from intercompany notes payable	—	247,667	7,772	(255,439)	—
Repayments of intercompany notes payable	—	(140,469)	(93,663)	234,132	—
Repayments from borrowings under bank overdraft facility, net	—	—	(1,042)	—	(1,042)
Proceeds from exercises of stock options	10,102	—	—	—	10,102
Repurchase of capital stock	(2,859)	—	—	—	(2,859)
Issuance of capital stock	—	—	100,048	(100,048)	—
Debt issuance and modification costs	(655)	—	—	—	(655)
Net cash provided by financing activities	116,688	107,198	10,840	(121,355)	113,371
Effect of exchange rate changes on cash	—	—	(19)	—	(19)
Net (decrease) increase in cash and cash equivalents	(77)	2,334	(240)	—	2,017
Cash and cash equivalents as of beginning of period	81	2,219	889	—	3,189
Cash and cash equivalents as of end of period	$4	$4,553	$649	$—	$5,206

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

•

our ability to respond to potential reductions in the amount of net interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks;

•	our ability to provide new ATM solutions to retailers and financial institutions;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers;
•	the continued implementation of our corporate strategy;
•	our ability to compete successfully with new and existing competitors;
•	our ability to renew and strengthen our existing customer relationships and add new customers;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	our ability to pursue and successfully integrate acquisitions;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to prevent security breaches;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	our ability to manage concentration risks with key customers, vendors, and service providers;
•	changes in interest rates and foreign currency rates;
•	the additional risks we are exposed to in our U.K. armored transport business; and
•	our ability to retain our key employees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of September 30, 2012, we were the world’s largest retail ATM owner, providing services to over 61,700 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Mexico and Canada. Included within the number of devices in the U.S. are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. Also included in the number of devices in our network as of September 30, 2012 were approximately 6,000 ATMs to which we provided various forms of managed services. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining the ATMs, typically in exchange for a monthly service fee or fee per service provided. We typically do not receive surcharge and interchange fees in these arrangements, but rather those fees are earned by our customers.

We also partner with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within our network. As of September 30, 2012,  approximately 17,300 of our domestic devices were under contract with financial institutions to place their logos on those machines and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs.

Additionally, we own and operate the Allpoint network, the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has more than 52,400 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the U.S., Puerto Rico and Mexico, all of our ATMs in the U.K., and over 5,000 locations in Australia through a partnership with a local ATM owner and operator. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties. For additional discussion of our operations and the manner in which we derive revenues, please refer to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Strategic Outlook

Over the past several years, we have expanded our operations through acquisitions, built an EFT transaction processing platform, launched our armored courier operation in the U.K., continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, expanded our relationships with leading financial institutions, grown our surcharge-free ATM network, Allpoint, and developed new product offerings such as managed ATM services.

During 2011, we completed four separate acquisitions: (1) in July, we acquired all of the outstanding securities of EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc. (collectively referred to as “EDC”) from EDC Holding Company, LLC, which provided us with over 3,600 ATMs that are primarily located in well-known convenience store locations throughout the U.S.; (2) in August, we completed the acquisition of LocatorSearch, LLC (“LocatorSearch”), a leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek; (3) in October, we acquired Mr. Cash ATM Network, Inc. (“Mr. Cash”), a privately-held company with approximately 600 ATMs across Canada, which allowed us to expand our international presence into Canada; and (4) in November, we completed the acquisition of Access to Money, Inc. (“Access to Money”), a leading operator of ATMs, with approximately 10,000 ATMs across the U.S., including both multi-unit regional retail chains and individual merchant ATM locations. Additionally, during the quarter ended March 31, 2012, we acquired certain assets from Complete Technical Services Limited (“CTS”), an ATM installation company in the U.K., and during the quarter ended September 30, 2012, we acquired certain assets from ATM Network, Inc. (“ATM Network”), a Minnesota-based ATM operator of approximately 6,200 mostly merchant-owned ATMs.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we will also continue to launch new products and services that will allow us to further leverage our existing ATM and financial services kiosk network.  In particular, we see opportunities to expand our operations through the following:

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

•

Working with Non-Traditional Financial Institutions and Card Issuers to Further Leverage our Extensive ATM and Financial Services Kiosk Network. We believe that there are opportunities to develop relationships with non-traditional financial institutions and card issuers that are seeking an extensive and convenient ATM network to complement their new card offerings. Additionally, we believe that many of the prepaid debit card issuers that exist today in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored value prepaid debit cards to provide the customers of such issuers with convenient and surcharge-free access to cash.

•

Increasing Transaction Levels at our Existing Locations. We believe that there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding, we are working on developing new initiatives to potentially drive incremental transactions over our existing ATM locations. Examples of this effort are our 2011 acquisition of LocatorSearch, which helps consumers find our ATMs, and the launch of FeeAlert in the third quarter of 2012, which enables financial institutions to help their customers save money by steering them toward nearby in-network ATMs and away from ATM fees.

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

•

International Expansion. We currently operate in the U.S. (including the territories of Puerto Rico and the U.S. Virgin Islands), the U.K., Mexico, and Canada. We believe that there may be further opportunities to expand our business outside the U.S., though such opportunities may take an extended period of time to develop due to rapidly changing governmental and regulatory environments in those markets.

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

Recent Events and Trends

Withdrawal Transaction and Revenue Trends – United States. For the three and nine months ended September 30, 2012, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 5.3% and 7.4% over the same periods in 2011.  We define same-store ATMs as all ATMs that were continuously transacting for both the current period and the comparable period in the prior year to ensure the exclusion of any new growth or mid-month installations. We believe that the overall recent increase in transactions was primarily attributable to two factors: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings; and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments, as well as cashing of tax refunds during the first quarter of 2012 that were issued on prepaid cards. With respect to transaction increases driven by stored-value cards, the number of stored-value cards in circulation has increased, which has served to increase our potential customer base, as these stored-value cards are capable of being used at ATMs, and many of the individuals to whom the cards have been issued are traditionally unbanked or under-banked and have not historically been able to utilize ATMs. We expect to continue to see an increase in the number of stored-value cards in the future, which we believe will result in an increase in the number of cash withdrawal transactions being conducted on our domestic ATMs.

In addition, many U.S. banks serving the market for consumer banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially lower cost than building their own ATM networks. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

Financial Regulatory Reform in the United States. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains broad measures aimed at overhauling existing financial regulations within the U.S., was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) have resulted in the creation of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFT networks for electronic debit transactions at the point-of-sale. ATM debit transactions were determined not to be subject to regulation under the Dodd-Frank Act. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as point-of-sale debit interchange. As potentially an indirect consequence, we have been notified by certain networks over which our ATM transactions are routed that the net interchange that the networks pay to us has been reduced. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer as an attractive form of payment as they previously had been. Decreased profitability on point-of-sale debit transactions could cause banks to provide incentives to their customers to use other payment types, such as credit cards. We also believe that merchant retailers may continue to have a preference to receive cash as a form of payment. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing and future laws, and the resulting behavior by consumers and financial institutions, will ultimately have on our business.

Withdrawal Transaction and Revenue Trends – United Kingdom. In recent periods, we have installed more free-to-use ATMs  as opposed to surcharging pay-to-use ATMs in the U.K. market, and as a result of this mix shift, along with a  same-store transaction growth rate of 5% on this ATM type during the nine months ended September 30, 2012, withdrawal transactions per ATM in the U.K. increased by 16% over the nine months ended September 30, 2011. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues. However, interchange rates in the U.K., which are set by LINK, the U.K.’s primary ATM debit network, were reduced slightly effective as of January 1, 2012. LINK sets the interchange rates in the U.K. annually by using a cost-based methodology that incorporates interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2010 are considered for determining the 2012 interchange rate). The lower interchange rate has served to decrease the margin we earn on our free-to-use ATMs in this market.

Revenue Trends – Mexico. In October 2011, we were notified by a major global network that certain of our U.S. dollar-dispensing ATMs (“USD ATMs”) in Mexico were not in compliance with that network’s procedures for settling U.S. dollar-denominated transactions through Promoción y Operación S.A. de C.V. (“PROSA-RED”).  In September 2012, we successfully migrated all of our USD ATMs to a new process that allows us to continue operating these machines. This process has resulted in a reduction of the revenues and profits we earn from our USD ATMs in Mexico, although we do not expect that this change will have a material impact on our consolidated operational results.

Expansion in Canada.  We entered the Canadian market in October 2011 through our acquisition of Mr. Cash. Part of our initial strategy to grow in that market was to leverage existing relationships with merchant retailers with whom we have significant existing relationships in the U.S. During the first quarter of 2012, we executed on that strategy by reaching a multi-year agreement with 7-Eleven, Inc. (“7-Eleven”), our largest merchant retail partner in the U.S., to be the exclusive ATM service provider for all of their stores in Canada. As part of this agreement, we have installed over 475 new ATMs as of September 30, 2012 and we expect to significantly grow our business in this market in 2012 and beyond. Also, during the second quarter of 2012, we executed a contract with Scotiabank to place its bank brand on all of the 7-Eleven ATMs in Canada, which has further increased the transactions and revenues of these ATMs. Finally, during the third quarter of 2012, all of the 7-Eleven ATMs in Canada were included in our Allpoint network. We are actively seeking other similar expansion opportunities with existing and new merchant partners in this market.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
ATM operating revenues	96.2%	95.5%	94.6%	96.0%
ATM product sales and other revenues	3.8	4.5	5.4	4.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below) (1)	65.3	62.8	64.3	63.4
Cost of ATM product sales and other revenues	3.3	3.9	4.8	3.6
Total cost of revenues	68.7	66.8	69.1	67.0
Gross profit	31.3	33.2	30.9	33.0
Operating expenses:
Selling, general, and administrative expenses	7.7	8.3	8.2	8.8
Acquisition-related expenses	0.2	0.6	0.3	0.3
Depreciation and accretion expense	7.9	7.4	7.6	7.8
Amortization expense	2.8	3.0	2.8	2.7
(Gain) loss on disposal of assets	—	0.1	0.1	0.1
Total operating expenses	18.6	19.4	19.1	19.7
Income from operations	12.7	13.8	11.8	13.4
Other expense (income):
Interest expense, net	2.6	3.2	2.7	3.3
Amortization of deferred financing costs	0.1	0.2	0.1	0.2
Other (income) expense	(0.5)	0.2	(0.2)	0.1
Total other expense	2.2	3.6	2.7	3.5
Income before income taxes	10.5	10.3	9.1	9.8
Income tax expense (benefit)	4.1	(18.1)	3.6	(3.9)
Net income	6.4	28.4	5.6	13.8
Net (loss) income attributable to noncontrolling interests	(0.1)	(0.1)	—	—
Net income attributable to controlling interests and available to common stockholders	6.5%	28.4%	5.6%	13.8%

_______________

(1)     Excludes effects of depreciation, accretion, and amortization expense of $19.1 million and $15.5 million for the three months ended September 30, 2012 and 2011, respectively, and $54.7 million and $42.4 million for the nine months ended September 30, 2012 and 2011, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.6% and 9.4% for the three months ended September 30, 2012 and 2011, respectively, and by 9.4% and 9.4% for the nine months ended September 30, 2012 and 2011, respectively.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated, excluding the effect of the acquisitions of EDC, Access to Money, Mr. Cash, and ATM Network that were completed in the periods presented for comparative purposes. Note that for the EDC acquisition, only the results from January through July have been excluded, as all periods presented include results from this acquisition for the months of August and September:

EXCLUDING ACQUISITIONS:	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average number of transacting ATMs:
United States: Company-owned	23,414	21,288	21,584	19,881
United Kingdom	4,175	3,341	3,906	3,187
Mexico	2,768	2,902	2,814	2,906
Canada	431	—	178	—
Subtotal	30,788	27,531	28,482	25,974
United States: Merchant-owned	7,177	8,080	7,273	8,192
Average number of transacting ATMs – ATM operations	37,965	35,611	35,755	34,166

United States: Managed services (1)	5,153	4,525	5,178	4,191
United Kingdom: Managed services	21	21	21	17
Average number of transacting ATMs – Managed services	5,174	4,546	5,199	4,208

Total average number of transacting ATMs	43,139	40,157	40,954	38,374

Total transactions (in thousands):
ATM operations	169,030	136,928	456,139	366,727
Managed services	9,127	7,404	26,925	18,934
Total transactions	178,157	144,332	483,064	385,661

Total cash withdrawal transactions (in thousands):
ATM operations	105,657	84,237	284,001	225,202
Managed services	5,781	4,832	16,829	12,641
Total cash withdrawal transactions	111,438	89,069	300,830	237,843

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	928	788	883	732

ATM operating revenues	$1,497	$1,447	$1,458	$1,382
Cost of ATM operating revenues (2)	1,006	948	970	910
ATM operating gross profit (2)(3)	$491	$499	$488	$472

ATM operating gross profit margin (2)(3)	32.8%	34.5%	33.5%	34.2%

(1)       Includes 2,719 and 2,519 ATMs for the three months ended September 30, 2012 and 2011, respectively, and 2,658 and 2,508 ATMs for the nine months ended September 30, 2012 and 2011, respectively, for which we only provided EFT transaction processing services.

(2)      Amounts presented exclude the effect of depreciation, accretion, and amortization expense, which is presented separately in our consolidated statements of operations.

(3)      ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions of EDC, Access to Money, Mr. Cash, and ATM Network that were completed in the periods presented:

INCLUDING ACQUISITIONS:	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average number of transacting ATMs:
United States: Company-owned	26,436	21,905	25,658	20,128
United Kingdom	4,175	3,341	3,906	3,187
Mexico	2,768	2,902	2,814	2,906
Canada	1,003	—	720	—
Subtotal	34,382	28,148	33,098	26,221
United States: Merchant-owned	19,006	8,080	16,977	8,192
Average number of transacting ATMs – ATM operations	53,388	36,228	50,075	34,413

United States: Managed services (1)	5,967	4,525	5,899	4,191
United Kingdom: Managed services	21	21	21	17
Average number of transacting ATMs – Managed services	5,988	4,546	5,920	4,208

Total average number of transacting ATMs	59,376	40,774	55,995	38,621

Total transactions (in thousands):
ATM operations	184,393	136,928	513,984	366,727
Managed services	10,051	7,404	29,620	18,934
Total transactions	194,444	144,332	543,604	385,661

Total cash withdrawal transactions (in thousands):
ATM operations	117,070	84,237	326,343	225,202
Managed services	6,446	4,832	18,791	12,641
Total cash withdrawal transactions	123,516	89,069	345,134	237,843

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	731	775	724	727

ATM operating revenues	$1,170	$1,423	$1,196	$1,372
Cost of ATM operating revenues (2)	791	931	809	903
ATM operating gross profit (2)(3)	$379	$492	$387	$469

ATM operating gross profit margin (2)(3)	32.4%	34.6%	32.4%	34.2%

____________

(1)       Includes 2,719 and 2,519 ATMs for the three months ended September 30, 2012 and 2011, respectively, and 2,658 and 2,508 ATMs for the nine months ended September 30, 2012 and 2011, respectively, for which we only provided EFT transaction processing services.

(2)      Amounts presented exclude the effect of depreciation, accretion, and amortization expense, which is presented separately in our consolidated statements of operations.

(3)      ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in the our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$191,469	$157,636	21.5%	$550,849	$432,164	27.5%
ATM product sales and other revenues	7,560	7,423	1.8%	31,240	18,230	71.4%
Total revenues	$199,029	$165,059	20.6%	$582,089	$450,394	29.2%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

ATM operating revenues. ATM operating revenues generated during the three months ended September 30, 2012 increased $33.8 million from the three months ended September 30, 2011. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended September 30, 2011 to
	Three Months Ended September 30, 2012
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$13,663	$(914)	$2,064	$14,813
Interchange revenue	4,315	5,484	1,369	11,168
Bank branding and surcharge-free network revenues	5,036	—	864	5,900
Managed services revenues	1,122	(1)	—	1,121
Other revenues	882	—	(51)	831
Total increase in ATM operating revenues	$25,018	$4,569	$4,246	$33,833

United States. During the three months ended September 30, 2012, our U.S. operations experienced a $25.0 million increase in ATM operating revenues compared to the same period in 2011. Of this increase, $16.7 million was attributable to the contribution of entities acquired during the last twelve months, including EDC, Access to Money, LocatorSearch, and ATM Network.  The remaining $8.3 million increase was due to a combination of growth achieved from several revenue sources, including: (1) increased surcharge revenue as a result of a higher machine count and an increase in surcharge transactions; (2) increased interchange revenue as a result of a 12% increase in withdrawal transactions (excluding the increase from acquisitions),  partially offset by a decline in the per withdrawal interchange rate as there was an interchange rate reduction by a major network that became effective during the second quarter of 2012 and a shift of volume to lower interchange rate networks; (3) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint surcharge-free network; and (4) an increase in managed services revenue as a result of the expansion of these services in the past year.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom. Our U.K. operations experienced a $4.6 million, or 18%, increase in ATM operating revenues during the three months ended September 30, 2012, when compared to the same period in 2011. This increase was due primarily to higher interchange revenues as a result of a 34% increase in the total number of transactions conducted on our ATMs in that market, partially offset by the reduction in the interchange rates that became effective at the beginning of the year in 2012. The increased level of transactions was primarily attributable to a 25% increase in the average number of transacting ATMs.  Conversely, we experienced a decline in surcharge revenues generated by our U.K. operations as a result of same-store surcharge transaction declines and fewer overall surcharging ATMs compared to the prior year. Excluding the unfavorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $5.1 million, or 20%, when compared to the same period in 2011.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Other International. Revenues in this segment, which include the results of our Mexico operation and our Canadian subsidiary, contributed an additional $4.2 million to the quarter ended September 30, 2012. The Canadian operations accounted for $4.8 million of revenue growth in the period, which was partially offset by a decline in revenues in our Mexico operation primarily as a result of foreign currency exchange rate movements between the two periods, which unfavorably impacted the revenues recorded for our Mexico business for the three months ended September 30, 2012. Had foreign currency exchange rates remained constant over the two periods, reported revenues in our Mexico business would have remained flat over the same period in 2011. We entered the Canadian market during the fourth quarter of 2011, and as a result, the prior year results do not include any contribution from revenues generated from our Canadian operation.

ATM product sales and other revenues. ATM product sales and other revenues for the three months ended September 30, 2012 totaled $7.6 million and were $0.1 million higher than the same period in 2011. Under our value-added reseller (“VAR”) program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer. Although over the past year we experienced an increase in our VAR program sales, largely due to the replacement of certain ATMs that were not compliant with the new regulations under the Americans with Disabilities Act (“ADA”) that became effective during the first quarter of 2012, such sales are starting to slow down as the majority of ATMs are now compliant with these regulations.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

ATM operating revenues. ATM operating revenues generated during the nine months ended September 30, 2012 increased $118.7 million from the nine months ended September 30, 2011. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2011 to
	Nine Months Ended September 30, 2012
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$52,955	$(3,998)	$1,754	$50,711
Interchange revenue	24,852	15,568	2,064	42,484
Bank branding and surcharge-free network revenues	16,336	—	2,631	18,967
Managed services revenues	4,710	15	—	4,725
Other revenues	1,860	—	(62)	1,798
Total increase in ATM operating revenues	$100,713	$11,585	$6,387	$118,685

United States. During the nine months ended September 30, 2012, our U.  S. operations experienced a $100.7 million, or 30%,  increase in ATM operating revenues compared to the same period in 2011.  The acquisitions made in 2011 and 2012 contributed $69.0 million to this increase. The remaining $31.7 million increase was primarily due to the same reasons mentioned above in the quarterly results,  including: (1) increased surcharge revenue as a result of a higher machine count and an increase in surcharge transactions; (2) increased interchange revenue as a result of an increase in withdrawal transactions (excluding the increase from acquisitions), partially offset by a decline in the per withdrawal interchange rate as there was an interchange rate reduction by a major network that became effective during the second quarter of 2012 and a shift of volume to lower interchange rate networks; (3) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint surcharge-free network; and (4) an increase in managed services revenue as a result of the expansion of these services in the past year.

United Kingdom. Our U.K. operations also contributed to the higher ATM operating revenues for the nine months ended September 30, 2012, which increased by $11.6 million, or 16%, from the first nine months of 2011. As was the case with the three month period, this increase was primarily driven by higher interchange revenues as a result of a 37% increase in the total number of transactions conducted on our ATMs in that market, which was partially offset by a decline in surcharge revenues.  The higher interchange revenues in the period was mostly due to 23% higher average number of transacting ATMs during the period.  We continued to convert additional ATMs from surcharging to free-to-use over the past year, resulting in a higher percentage of our revenues being from this machine type. Excluding the unfavorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $13.5 million, or 19%, when compared to the same period in 2011.

Other International. Our Other International operations experienced a $6.4 million, or 33%,  increase in revenues during the nine months ended September 30, 2012 over the same period in 2011.  The majority of the increase was attributable to our Canadian operations, which commenced with our acquisition of Mr. Cash in Canada in October 2011. ATM operating revenues in our Mexico operations remained relatively flat, primarily due to organic growth from bank branding, which was mostly offset by an adverse change in foreign currency exchange rates. Without the unfavorable effect of foreign currency exchange rate movement, revenues from our Mexico operations would have increased over the prior year by $1.9 million.

ATM product sales and other revenues. ATM product sales and other revenues for the nine months ended September 30, 2012 was $13.0 million higher than those generated during the same period in 2011 primarily due to higher VAR program sales and equipment sales to merchants during the first half of 2012 for the continued replacement of certain noncompliant ATMs with the new regulations under the ADA that became effective during the first quarter of 2012.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$130,064	$103,727	25.4%	$374,312	$285,630	31.0%
Cost of ATM product sales and other revenues	6,665	6,501	2.5%	27,925	16,062	73.9%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$136,729	$110,228	24.0%	$402,237	$301,692	33.3%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three months ended September 30, 2012 increased $26.3 million when compared to the same period in 2011. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Three Months Ended September 30, 2011 to
	Three Months Ended September 30, 2012
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$11,170	$1,452	$1,919	$14,541
Vault cash rental expense	1,768	(41)	294	2,021
Other costs of cash	1,143	1,126	409	2,678
Repairs and maintenance	2,097	700	242	3,039
Communications	632	218	144	994
Transaction processing	127	496	190	813
Stock-based compensation	(20)	—	—	(20)
Other expenses	1,561	416	294	2,271
Total increase in cost of ATM operating revenues	$18,478	$4,367	$3,492	$26,337

United States. As was the case with the increase in ATM revenues explained above, the acquisitions during 2012 and 2011 contributed significantly to the increase, accounting for approximately $11.9 million. The remaining $6.6 million increase was mostly due to a higher total machine count and higher transaction volumes on our ATMs, corresponding to the $8.3 million increase in revenues excluding acquisitions discussed above.

United Kingdom. In the quarter ended September 30, 2012, our U.K. operations experienced a $4.4 million, or 22%,  increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) when compared to the same period in 2011. This overall increase was due primarily to a  25% year-over-year increase in the number of average transacting ATMs associated with our U.K. operations.  As noted above in our discussion of revenues, the majority of our newly-deployed ATMs in the U.K. market are high transacting, free-to-use ATMs, which frequently carry relatively high operating costs as a percentage of revenues due to the higher amounts of cash required to operate the ATMs, more frequent cash fill rates (which are included in the Other costs of cash line item above), and a higher frequency of maintenance visits that are required to keep the ATMs operating.  Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in the cost of ATM operating revenues for the period would have been $4.8 million, or 25%, when compared to the same period in 2011.

Other International. As noted above in our discussion of revenues, this segment now includes our Canadian subsidiary, which increase the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three months ended September 30, 2012.  Our Mexico operations did not contribute significantly to the increase, although excluding the impact of foreign currency exchange rate movements, these operations would have contributed an additional $0.4 million to the increase on a constant-currency basis.

Cost of ATM product sales and other revenues. The $0.2 million increase in the cost of ATM product sales and other revenues during the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to the continued increased equipment and VAR program sales during the period.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the nine months ended September 30, 2012 increased $88.7 million when compared to the same period in 2011. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Nine Months Ended September 30, 2011 to
	Nine Months Ended September 30, 2012
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$40,054	$4,317	$2,684	$47,055
Vault cash rental expense	7,494	98	94	7,686
Other costs of cash	6,624	3,040	1,320	10,984
Repairs and maintenance	8,697	1,154	253	10,104
Communications	2,618	250	207	3,075
Transaction processing	1,364	950	464	2,778
Stock-based compensation	(15)	—	—	(15)
Other expenses	4,978	1,634	403	7,015
Total increase in cost of ATM operating revenues	$71,814	$11,443	$5,425	$88,682

United States. During the nine months ended September 30, 2012, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our U.S. operations increased $71.8 million, or 33%, when compared to the cost incurred during the same period in 2011.  The acquisitions made in 2011 and 2012 contributed $51.4 million to this increase with the remainder of the increase resulting from higher total machine count in the U.S. that we provide services to (including managed services) and higher transaction volumes on our ATMs, driven by organic revenue growth.

United Kingdom. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our U.K. operations increased during the nine months ended September 30, 2012 by $11.4 million when compared to the same period in 2011. This overall increase was primarily due to the increased number of transacting ATMs, the increase in total number of transactions conducted on our machines and an increase in employee-related costs. Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in the cost of ATM operating revenues for the period would have been $12.9 million, or 24%, when compared to the same period in 2011.

Other International. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) from our Other International operations increased by $5.4 million during the nine months ended September 30, 2012 when compared to the same period in 2011 primarily due to the addition of our Canadian operations, which were acquired in October of 2011 and contributed $4.7 million to the increase.  The remaining $0.7 million was a result of higher variable expenses in our Mexico operations associated with higher revenues in this market compared to the same period in the prior year on a constant-currency basis, which would have been higher by an additional $1.5 million excluding the impact of exchange rate movements, compared to the same period last year.

Cost of ATM product sales and other revenues. Consistent with the 71% increase in ATM product sales and other revenues discussed above was a 74% increase in the cost of ATM product sales and other revenues during the nine months ended September 30, 2012 compared to the same period in 2011. These increases were primarily due to higher equipment and VAR program sales during the period.

Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.1%	34.2%	32.0%	33.9%
Inclusive of depreciation, accretion, and amortization	22.1%	24.4%	22.1%	24.1%
ATM product sales and other revenues gross profit margin	11.8%	12.4%	10.6%	11.9%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	31.3%	33.2%	30.9%	33.0%
Inclusive of depreciation, accretion, and amortization	21.7%	23.8%	21.5%	23.6%

ATM operating gross profit margin. For the three and nine months ended September 30, 2012, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization decreased by 2.1 and 1.9 percentage points, respectively, when compared to the same periods in 2011. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization decreased by 2.3 and 2.0 percentage points, respectively, during the three and nine months ended September 30, 2012, when compared to the same periods in 2011. These decreases  were partly attributable to lower margins on the acquired businesses during the past twelve months and lower margins in our U.K operations, mostly associated with the recent installation of more free-to-use ATMs. Excluding the impact of acquisitions, our ATM operating margin decreased by approximately 1.7 and 0.7 percentage points, respectively, during the three and nine months ended September 30, 2012, as a result of interchange rate reductions that took effect during the second quarter of 2012, lower margins in our U.K. operations, and start-up costs associated with new ATMs deployed this year.

We expect that our gross profit margin in the remainder of 2012 will be relatively consistent with that of the most recent quarter.

ATM product sales and other revenues gross profit margin. For the three and nine months ended September 30, 2012, our gross profit margin on ATM product sales and other revenues decreased by 0.6 and 1.3 percentage points, respectively, when compared to the same periods in 2011. The decrease was due to slightly lower margins on VAR and equipment sales during the periods.

Selling, General, and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$12,840	$11,650	10.2%	$40,019	$33,474	19.6%
Stock-based compensation	2,452	2,122	15.6%	7,937	6,227	27.5%
Acquisition-related expenses	381	956	(60.1)%	1,858	1,299	43.0%
Total selling, general, and administrative expenses	$15,673	$14,728	6.4%	$49,814	$41,000	21.5%

Percentage of total revenues:
Selling, general, and administrative expenses	6.5%	7.1%		6.9%	7.4%
Stock-based compensation	1.2%	1.3%		1.4%	1.4%
Acquisition-related expenses	0.2%	0.6%		0.3%	0.3%
Total selling, general, and administrative expenses	7.9%	8.9%		8.6%	9.1%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $1.2 million and $6.5 million, respectively, for the three and nine months ended September 30, 2012 when compared to the same periods in 2011. These increases were primarily due to: (1) higher employee-related costs compared to the same periods last year due to increased headcount, including employees added from the acquisitions completed during the last twelve months; (2) increased incentive-based compensation expense; and (3) higher professional and legal expenses.

Stock-based compensation. The increase in stock-based compensation during the three and nine months ended September 30, 2012 was due to the issuance of additional shares of restricted stock awards and units granted over the past year. Particularly, during the first quarter of 2011 and 2012, we issued awards under our 2011 and 2012 Long Term Incentive Plans (“LTIPs”), respectively, which initially vest based on performance-based requirements followed by continued service-based vesting requirements. Although these awards are not considered to be earned and outstanding when initially granted, we recognize the compensation expense related to these awards based on the ultimate awards we expect employees to earn as a result of our performance at the conclusion of the performance period. For additional details on these equity awards, see Item 1. Financial Information, Note 3, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Depreciation expense	$15,106	$11,629	29.9%	$42,341	$33,344	27.0%
Accretion expense	652	568	14.8%	1,902	1,660	14.6%
Depreciation and accretion expense	$15,758	$12,197	29.2%	$44,243	$35,004	26.4%

Percentage of total revenues:
Depreciation expense	7.6%	7.0%		7.3%	7.4%
Accretion expense	0.3%	0.3%		0.3%	0.4%
Depreciation and accretion expense	7.9%	7.4%		7.6%	7.8%

For the three and nine months ended September 30, 2012, depreciation expense increased when compared to the same periods in 2011 primarily as a result of the deployment of additional Company-owned ATMs over the past year,  to facilitate our organic ATM unit growth, which grew 12% and 10% in the three and nine months ended September 30, 2012, respectively. Additionally, our depreciation expense has increased as a result of new ATMs purchased to replace older non-ADA-compliant ATMs, and as a result of the acquisition of businesses completed during the last year.  Accretion expense also increased as additional asset retirement obligations were set up in connection with the newly-deployed ATMs. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, the ATMs at certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Amortization expense	$5,565	$4,946	12.5%	$16,452	$12,240	34.4%

Percentage of total revenues	2.8%	3.0%		2.8%	2.7%

Amortization expense is primarily comprised of the amortization of intangible assets related to merchant contracts and relationships associated with our acquisitions. The increase in amortization during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily due to the addition of $64.7 million in intangible assets from the acquisitions completed during 2011 and 2012.

(Gain) Loss on Disposal of Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
(Gain) Loss on disposal of assets	$(28)	$117	(123.9)%	$784	$280	180.0%

Percentage of total revenues	—%	0.1%		0.1%	0.1%

We recognized a  net gain on disposal of assets during the three months ended September 30, 2012, compared to a small net loss in the comparable period of 2011. The loss on disposal of assets during the nine months  ended September 30, 2012 as compared to the same period in 2011 increased, mostly as a result of an increase in the number of assets that we removed during the first half of 2012, related to obsolescence including replacing non-ADA-compliant ATMs in the U.S.

Interest Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Interest expense, net	$5,269	$5,243	0.5%	$15,966	$14,810	7.8%
Amortization of deferred financing costs	225	351	(35.9)%	669	775	(13.7)%
Total interest expense, net	$5,494	$5,594	(1.8)%	$16,635	$15,585	6.7%

Percentage of total revenues	2.8%	3.4%		2.9%	3.5%

Interest expense, net. Interest expense, net, increased during the three and nine months ended September 30, 2012, when compared to the same periods in 2011, due to borrowings under our revolving credit facility to fund the acquisitions made during the last twelve months, which resulted in a year-over-year increase in debt outstanding. For additional details, see Item 1. Financial Information, Note 9, Long-Term Debt.

Amortization of deferred financing costs. Amortization of deferred financing costs during the three and nine months ended September 30, 2012 decreased compared to the same periods in 2011, due to the write off of certain deferred financing costs as a result of the modification of our $250.0 million revolving credit facility in July 2011. In addition to the costs associated with the revolving credit facility, the amortization relates to the costs associated with the issuance of $200.0 million 8.25% senior subordinated notes due 2018 (the “2018 Notes”) and these costs are being amortized over the underlying term of the respective agreements.

Income Tax Expense (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Income tax expense (benefit)	$8,169	$(29,869)	(127.3)%	$20,684	$(17,765)	(216.4)%

Effective tax rate	39.1%	(176.4)%		39.0%	(40.1)%

    Our income tax expense during the three and nine months ended September 30, 2012 increased significantly over the same periods in 2011, primarily as a result of tax restructuring with respect to our U.K. operations during the third quarter of 2011, which resulted in recording a non-recurring $37.0 million tax benefit in that period. For additional details regarding the tax restructuring in the U.K., see Note 18, Income Taxes in our 2011 Form 10-K.

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

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA and Adjusted Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$12,897	$46,885	$32,390	$62,080
Adjustments:
Interest expense, net	5,269	5,243	15,966	14,810
Amortization of deferred financing costs	225	351	669	775
Income tax expense (benefit)	8,169	(29,869)	20,684	(17,765)
Depreciation and accretion expense	15,758	12,197	44,243	35,004
Amortization expense	5,565	4,946	16,452	12,240
EBITDA	$47,883	$39,753	$130,404	$107,144

Add back:
(Gain) loss on disposal of assets (1)	(28)	117	784	280
Other (income) expense (2)	(1,040)	328	(1,098)	221
Noncontrolling interests (3)	(355)	(471)	(1,217)	(1,466)
Stock-based compensation expense (4)	2,675	2,363	8,664	6,968
Acquisition-related costs (5)	381	956	1,858	1,299
Adjusted EBITDA	$49,516	$43,046	$139,395	$114,446
Less:
Interest expense, net (4)	5,231	5,163	15,829	14,528
Depreciation and accretion expense (4)	15,372	11,818	43,126	33,852
Adjusted pre-tax income	28,913	26,065	80,440	66,066
Income tax expense (at 35%) (6)	10,120	9,123	28,154	23,123
Adjusted Net Income	$18,793	$16,942	$52,286	$42,943

Adjusted Net Income per share	$0.43	$0.40	$1.21	$1.02
Adjusted Net Income per diluted share	$0.43	$0.39	$1.19	$1.01

Weighted average shares outstanding - basic	43,669,756	42,570,137	43,333,407	42,001,624
Weighted average shares outstanding - diluted	44,045,021	43,195,554	43,783,534	42,727,446

(1)	Primarily comprised of losses on the disposal of fixed assets that were incurred with the deinstallation of ATMs during the periods.
(2)	Amounts exclude unrealized and realized (gains) losses related to derivatives not designated as hedging instruments.
(3)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our 51% ownership interest in the Adjusted EBITDA of our Mexico subsidiary.
(4)	Amounts exclude 49% of the expenses incurred by our Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.
(5)	Acquisition-related costs include non-recurring costs incurred for professional and legal fees and certain transition and integration-related costs, related to recent acquisitions.
(6)	35% represents our estimated long-term, cross-jurisdictional effective cash tax rate.

Calculation of Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Cash provided by operating activities	$38,404	$38,313	$94,325	$69,352
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(25,376)	(11,663)	(80,592)	(37,060)
Free cash flow	$13,028	$26,650	$13,733	$32,292

Liquidity and Capital Resources

Overview

As of September 30, 2012, we had $11.1 million in cash and cash equivalents on hand and $380.9 million in outstanding long-term debt.

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

Operating Activities

Net cash provided by operating activities totaled $94.3 million for the nine months ended September 30, 2012 compared to net cash provided by operating activities of $69.4 million during the same period in 2011. The year-over-year increase was primarily attributable to the generation of higher operating profits and smaller net increases in certain working capital balances relative to the prior year period.

Investing Activities

Net cash used in investing activities totaled $98.5 million for the nine  months ended September 30, 2012, compared to $180.7 million during the same period in 2011. The year-over-year decrease was primarily the result of $145.0 million paid for the EDC acquisition during the third quarter of 2011.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for the remainder of 2012 will total approximately $4.4 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts and enhance our existing devices with additional functionalities. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material and may be funded by additional borrowings.

Financing Activities

Net cash provided by financing activities totaled $10.0 million and $113.4 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, our capital expenditures totaled approximately $80.6 million, which consumed the majority of our cash generated from operating activities, and as a result, we neither borrowed nor repaid a substantial amount of indebtedness during the period. During the nine months ended September 30, 2011, we borrowed $145.0 million under our amended revolving credit facility to fund the EDC acquisition, which was partially offset by repayments on our outstanding long-term debt during the period and the receipt of approximately $10.1 million from the proceeds from exercises of stock options.

Financing Facilities

As of September 30, 2012, we had approximately $380.9 million in outstanding long-term debt, which was primarily comprised of: (1) $200.0 million of 2018 Notes, (2) $177.5 million in borrowings under our revolving credit facility, and (3) $3.3 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. As of September 30, 2012,  we had a  $250.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This facility, which was entered into on July 15, 2010 and amended on July 25, 2011, provides us with $250.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has an expiration date of July 2016. The facility contains the ability to further increase the borrowing capacity to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants and other conditions.

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

As of September 30, 2012, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.4%. Additionally, as of September 30, 2012, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of September 30, 2012, we had $70.4 million in available borrowing capacity under the $250.0 million revolving credit facility.

Senior Subordinated Notes. In August 2010, we issued $200.0 million in 2018 Notes. The 2018 Notes  are subordinate to borrowings made under the revolving credit facility and carry an 8.25% coupon. Interest is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by all of our 100% owned domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which we have considerable flexibility. Pursuant to the terms of the indenture, we are limited on the amount of restricted payments including dividends that we can make. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket.

As of September 30, 2012, we were in compliance with all applicable covenants required under the 2018 Notes.

Other Borrowing Facilities

•

Bank Machine overdraft facility. Bank Machine has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of September 30, 2012) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our U.K. operations. As of September 30, 2012,  there were no amounts outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility discussed above.

•

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which six agreements have remaining balances as of September 30, 2012. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.10%, were utilized for the purchase of ATMs to support the growth in our Mexico operations. As of September 30, 2012,  approximately $42.8 million pesos ($3.3 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of September 30, 2012, the total amount of these guarantees was $21.8 million pesos ($1.7 million U.S.).

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

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2012, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the U.S., the U.K., Mexico, and Canada. In the U.S. and the U.K., we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the U.S. and U.K. LIBOR rates, respectively. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).  In Canada, we pay interest to our vault cash providers based on the average amount of vault cash outstanding under a formula based on the Bank of Canada’s bankers’ acceptance rate.

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

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(in thousands)
$750,000	£50,000	$830,820	3.45%	October 1, 2012 – December 31, 2012
$1,000,000	£25,000	$1,040,410	2.69%	January 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018

________

(1)	U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.62 to £1.00, which was the exchange rate in effect as of September 30, 2012.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our outstanding vault cash balances as of September 30, 2012 and assuming a 100 basis point increase in interest rates:

	Vault Cash Balance as of September 30, 2012			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,664.1	$1,664.1		$16.6	$16.6		$9.1	$9.1
United Kingdom		£224.6	363.0		£2.2	3.6		£1.7	2.8
Mexico	p$	188.9	14.7	p$	1.9	0.1	p$	1.9	0.1
Canada	c$	56.3	57.2	c$	0.6	0.6	c$	0.6	0.6
Total			$2,099.0			$20.9			$12.6

Starting in 2013 and continuing for several years thereafter, our expected exposure to changes in interest rates on our outstanding vault cash balances is expected to be somewhat lower than is presented in the table above. This expected reduction in exposure to floating interest rates is primarily the result of forward-starting swaps, which increase our overall hedged position by $250.0 million in 2013 and an additional $250.0 million in 2014 on our vault cash balances outstanding in the U.S. These incremental swaps are partially offset by reductions in outstanding interest rate swap agreements related to the vault cash in our U.K. operations during the same time period. We expect some growth in outstanding vault cash balances as a result of expected future business growth, and we will continue to seek ways to mitigate our exposure to floating interest rates by engaging in additional interest rate swaps.

As of September 30, 2012, we had a net liability of $117.3 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. The vast majority of these swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. Certain interest rate swaps in the U.K. are not accounted for as cash flow hedges. Accordingly, changes in the fair values of such swaps are recorded in other expense (income) in the accompanying Consolidated Statements of Operations. However, due to certain offsetting interest rate swap transactions that were entered into in December 2009, changes in the values of these swaps have not had, and are not expected to have, a significant impact on our ongoing results of operations. Due to our determination that net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of September 30, 2012, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico or Canada, as we do not deem it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $177.5 million outstanding under the facility as of September 30, 2012, an increase of 100 basis points in the underlying interest rate would have had a $1.3 million impact on our interest expense in the nine months then ended. However, there is no guarantee that we will not borrow additional amounts under the facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income (loss) in our consolidated financial statements. As of September 30, 2012, this accumulated translation loss totaled approximately $24.4 million compared to approximately $27.1 million as of December 31, 2011.

Our consolidated financial results were positively impacted by an increase in the value of the British pound relative to the U.S. dollar during the three and nine months ended September 30, 2012. However, our consolidated financial results were negatively impacted by changes in the value of the Mexican peso relative to the U.S. dollar for the three and nine months ended September 30, 2012 compared to the prior year period.  A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our U.K. operations’ operating income for the nine months ended September 30, 2012 would have been approximately $0.3 million. Similarly, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Mexican peso or the Canadian dollar for the nine months ended September 30, 2012, the effect upon the respective subsidiary’s operating income would have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of September 30, 2012, the intercompany payable balance from our U.K. operations to our U.S. parent company totaled $47.3 million, of which $9.3 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of September 30, 2012, the effect upon our Consolidated Statements of Operations would be approximately $0.9 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value that may Yet be Purchased Under the Plan or Program (3)
July 1 – 31, 2012	1,221	30.64	—	$—
August 1 – 31, 2012	662	30.46	—	$—
September 1 – 30, 2012	331	29.58	—	$—

_________

(1)

Represents shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the Plan.

(2)

The price paid per share was based on the average high and low trading prices of our common stock on July 1, 2012, August 1, 2012, and September 26, 2012, which represents the dates on which we repurchased shares from the participants under our 2007 Stock Incentive Plan.

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

CARDTRONICS, INC.

November 1, 2012	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

November 1, 2012	/s/ E. Brad Conrad
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