Form 10-K
period 2012-12-31
CARDTRONICS INC
filed 2013-02-21
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of common stock held by non-affiliates as June 30, 2012, the last business day of the registrant’s most recently completed second quarter, based on the reported last sale price of common stock on that date:  $1.3 billion

Number of shares outstanding as of February 19, 2013:  44,809,023 shares of Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS, INC.

TABLE OF CONTENTS

		Page
Cautionary Statement Regarding Forward-Looking Statements		1
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	25
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	108
Item 9A.	Controls and Procedures	108
Item 9B.	Other Information	108
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	109
Item 11.	Executive Compensation	109
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	109
Item 13.	Certain Relationships and Related Transactions, and Director Independence	109
Item 14.	Principal Accounting Fees and Services	109
PART IV
Item 15.	Exhibits, Financial Statement Schedules	110
Signatures

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics, Inc. and/or our subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “2012 Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by the use of the words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements are those described in: Part I, Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2012 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of December 31, 2012, we were the world’s largest retail ATM owner, providing services to approximately 62,800 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Mexico, and Canada. Included in the number of devices in the U.S. are over 2,000 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. Also included in the number of devices in our network as of December 31, 2012 were approximately 6,400 ATMs to which we provided various forms of managed services solutions. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining the ATMs, typically in exchange for a monthly service fee or fee per service provided.

We often partner with large, nationally-known retail merchants under multi-year agreements to place our ATMs and kiosks within their store locations. By doing so, we provide our retail partners with an automated financial services solution that we believe helps them attract and retain customers, and in turn, increases the likelihood that our devices will be utilized. We also own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks, as well as to ATMs owned and operated by third parties.

Historically, we have deployed and operated our devices under two distinct arrangements with our retail partners: Company-owned and merchant-owned arrangements. Under Company-owned arrangements, we provide the device and are typically responsible for all aspects of its operations, including transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. Under our merchant-owned arrangements, the retail merchant, or an independent distributor, owns the device and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks. As of December 31, 2012,  62% of our devices operated were Company-owned (which generated approximately 93% of ATM operating revenues) and 38% (which generated approximately 7% of ATM operating revenues) were merchant-owned, excluding ATMs under managed service arrangements. Both the merchant-owned and Company-owned structures are attractive options for us and we plan to grow our revenues under both arrangement types.

In addition to deploying our devices under Company-owned and merchant-owned arrangements, we also offer a managed services solution, under which we provide certain services to retailers, financial institutions and other ATM operators. We offer various forms of managed services, depending on the needs of our customers. Each managed service arrangement is a customized ATM management solution that can include any combination of the following services: monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services.

We also partner with leading national financial institutions to brand selected ATMs and financial services kiosks within our network, including The Bank of Nova Scotia (“Scotiabank”); BBVA Compass Bancshares, Inc.; Citibank, N.A.; Citizens Financial Group, Inc.; Cullen/Frost Bankers, Inc.; JPMorgan Chase Bank, N.A.; PNC Bank, N.A.; and Sovereign Bank.  As of December 31, 2012, over 18,300 of our domestic Company-owned devices and approximately 500 of our ATMs in Canada were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers. In Mexico, we partner with Bansí, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a noncontrolling interest owner in Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), and Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) to place their brands on our ATMs in exchange for certain services provided by them.

We also own and operate the Allpoint network, the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has approximately 51,700 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that may lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction, which is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the U.S., U.K., Puerto Rico, and Mexico, approximately a quarter of our ATMs in Canada, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per card or per transaction in return for allowing the users of those cards surcharge-free access to the Allpoint network.

Our revenues are recurring in nature and historically have been derived primarily from convenience transaction fees, which are paid by cardholders, and transaction fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the devices serving their customers and the connectivity to the applicable EFT network that transmits data between the device and the cardholder’s financial institution. Other revenue sources include: (1) branding our devices with the logos of leading national banks and other financial institutions, (2) providing managed services solutions to retailers and financial institutions, (3) collecting fees from financial institutions that participate in our Allpoint surcharge-free network, and (4) selling equipment and other ancillary services.

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

Since May 2001, we have acquired 19 ATM networks, a leading location technology business for ATMs, an ATM installation company in the U.K., and an operator of a surcharge-free ATM network, increasing the number of ATMs we operate from approximately 4,100 as of May 2001 to approximately 62,800 as of December 31, 2012. Three of these acquisitions enabled us to enter international ATM markets. Specifically, our acquisitions of Bank Machine (Acquisitions) Limited (“Bank Machine”) in May 2005, a majority ownership interest in CCS Mexico (which was subsequently renamed Cardtronics Mexico) in February 2006, and our acquisition of Mr. Cash ATM Network, Inc. (“Mr. Cash”, which was subsequently renamed Cardtronics Canada, Ltd. (“Cardtronics Canada”)) in October 2011 expanded our operations into the U.K., Mexico, and Canada, respectively. Our acquisition of ATM National, Inc. (“Allpoint”) in December 2005 provided us with a platform to further pursue and develop surcharge-free offerings. In July 2007, we acquired the financial services business of 7-Eleven, Inc. (the “7-Eleven Financial Services Business”), which allowed us to offer additional automated financial services above and beyond those typically offered by traditional ATMs. Over the past two years, we have acquired five ATM networks; LocatorSearch, LLC (“LocatorSearch”), a leading location technology business for ATMs; and Complete Technical Services, Ltd. (“CTS”), an ATM installation company in the U.K.

From 2001 to 2012, the total number of annual transactions processed within our network increased from approximately 19.9 million to approximately 744.7 million.

Additional Company Information

General information about us can be found on our website at http://www.cardtronics.com. We file annual, quarterly, and current reports as well as other information electronically with the SEC under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also request an electronic or paper copy of our SEC filings at no cost by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042; (832) 308-4000. Certain information on our website is not incorporated into this 2012 Form 10-K or our other securities filings.

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

Increase our Number of Deployed Devices with Existing and New Merchant Relationships. We believe that there are significant opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe our expertise, national footprint, strong record of customer service, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading national and regional merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers position us to expand in international locations where these existing partners have operations.

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

Work with Non-Traditional Financial Institutions and Card Issuers to Further Leverage our Extensive ATM and Financial Services Kiosk Network. We believe that there are opportunities to develop or expand relationships with non-traditional financial institutions and card issuers, such as reloadable prepaid card issuers and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their new card offerings. Additionally, we believe that many of the prepaid debit card issuers that exist today in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored value prepaid debit cards to provide the customers of these issuers with convenient and surcharge-free access to cash.

Increase Transaction Levels at our Existing Locations. We believe that there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations, as we estimate that transactions at our existing footprint of ATM locations currently account for approximately 3% of the total ATM transactions in the U.S., whereas our current U.S. ATM locations account for over 12% of the deployed ATMs in the U.S. Additionally, on average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. Given the U.S. market opportunity and our existing ATM footprint, we are working to complement our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding by developing new initiatives to potentially drive incremental transactions over our existing ATM locations. Examples of this effort are our 2011 acquisition of LocatorSearch, which helps consumers find our ATMs, and the launch of FeeAlert in the third quarter of 2012, which enables financial institutions to help their customers save money by steering them toward nearby in-network ATMs and away from ATM fees. Additionally, we have existing programs and are working to develop additional and broader programs to steer the cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons, rewards, and other offers that tend to provide motivation for customers to visit our ATMs within our existing retail footprint. While we are in the early stages of fully developing and implementing many of these programs, we believe that these programs, when properly structured, can serve to benefit each party (i.e. the retailer, the financial institution, and the cardholder.) As a result, we expect to gain additional transaction volumes through these efforts.

Develop and Provide Additional Services at our Existing ATMs. Service offerings by ATMs continue to evolve over time. Certain ATM models are now capable of providing numerous automated consumer financial services, including bill payments, check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services. Certain of our devices are capable of, and currently provide, these types of services. We believe these non-traditional consumer financial services offered by our devices, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide the convenience of branch banking in an off-premise retail setting. We also allow advertisers to place their messages on our ATMs equipped with third-party advertising software in both the United States and the United Kingdom. Offering additional services at our devices, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to develop additional products and services that can be delivered through our existing ATM network.

Pursue Additional Managed Services Opportunities. Over the last couple of years, we significantly expanded the number of ATMs that are operated under our managed services arrangement type.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee per cardholder or a set fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees are earned by the retailer or the financial institution. As a result, in this arrangement type, our revenues are partly protected from fluctuations in transaction levels of these machines and changes in network interchange rates. We plan to pursue additional managed services opportunities with leading merchants and financial institutions in the United States, as well as international opportunities as they arise, working with our customers to provide them with a customized solution that fits their needs.

Pursue International Growth Opportunities. We have invested significant amounts of capital in the infrastructure of our United Kingdom, Canada, and Mexico operations, and we plan to continue selectively increasing the number of our ATMs in these markets applying many of the aforementioned strategies. In 2011, we entered into the Canadian market with our acquisition of Mr. Cash, subsequently renamed Cardtronics Canada. We plan to expand our operations in Canada, primarily by expanding our ATM footprint in that market and establishing relationships with leading financial institutions. Additionally, we may expand our operations into selected other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to find suitable business partners in each market, risks associated with the international expansion, as well as other factors.

For additional information on items that may impact our strategy, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Developing Trends in the ATM and Financial Services Industry.

Our Products and Services

We typically provide our Company-owned merchant customers with all of the services required to operate ATMs and financial services kiosks, which include monitoring, maintenance, cash management, customer service, and transaction processing. We believe our merchant customers value our high level of service, our 24-hour per day monitoring and accessibility. Our devices are on-line and able to serve customers an average of approximately 98.9% of the time. In connection with the operation of our devices under our traditional ATM services model, we generate revenue on a per-transaction basis from the surcharge fees charged to cardholders for the convenience of using our devices and from interchange fees charged to these cardholders’ financial institutions for processing the related transactions conducted on those devices. As further described below, we also earn revenues on these devices based on our relationships with certain financial institutions and our Allpoint network.

Under our merchant-owned arrangement type, we typically provide transaction-processing services, certain customer support functions, and settlement services. We generally earn surcharge and interchange revenue on a per transaction basis in this arrangement. In some cases, the surcharge is earned completely by the merchant, in which case our revenues are derived solely from interchange revenues. As of December 31, 2012, we had approximately 11,600 ATMs operating under this arrangement type where we did not include the surcharge fee as our revenues.

For ATMs under managed services arrangements, we typically receive a fixed monthly management fee and/or fixed rate per transaction in return for providing the agreed-upon suite of services. We do not receive surcharge and interchange fees in these arrangements, but rather those amounts are earned by our customer.

The following table provides detail relating to the number of devices we owned and operated under our various arrangements as of December 31, 2012:

	ATM Operations			Managed Services
	Company- Owned	Merchant- Owned	Subtotal	Company- Owned	Merchant- Owned	Subtotal	Total
Number of devices at period end	35,144	21,251	56,395	1,386	4,979	6,365	62,760
Percent of subtotal	62.3%	37.7%	100.0%	21.8%	78.2%	100.0%	100.0%

We have found that the primary factor affecting transaction volumes at a given ATM or financial services kiosk is its location. Therefore, our strategy in deploying our devices, particularly those placed under Company-owned arrangements, is to identify and deploy them at locations that provide high visibility and high retail transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores and a combination of convenience stores and gas stations, grocery stores, drug stores, airports, and other major regional and national retail outlets. The 5,500 locations that we added to our portfolio as a result of the acquisition of the 7-Eleven Financial Services Business in July 2007 is a prime example of the types of locations that we seek when deploying our ATMs and financial services kiosks. In addition to our arrangement with 7-Eleven, Inc. (“7-Eleven”), we have also entered into multi-year agreements with a number of other well-known merchants, including CVS Caremark Corporation (“CVS”), Cumberland Farms, Inc. (“Cumberland Farms”), Hess Corporation (“Hess”), The Kroger Co. (“Kroger”), The Pantry, Inc. (“The Pantry”), Safeway, Inc. (“Safeway”), Speedway LLC (“Speedway”), Sunoco, Inc. (“Sunoco”), Target Corporation (“Target”), Valero Energy Corporation (“Valero”), and Walgreen Co. (“Walgreens”) in the United States; Bank of Ireland Group, BP p.l.c. (“BP”), BT Group plc (“BT”), Euro Garages Ltd., Martin McColl Ltd., Royal Dutch Shell plc (“Shell”), Tates Ltd., and Welcome Break Holdings Ltd. (“Welcome Break”) in the United Kingdom; Cadena Comercial OXXO S.A. de C.V. (“OXXO”) in Mexico; and 7-Eleven in Canada. We believe that once consumers establish a pattern of using a particular device, they will generally continue to use that device.

We generally operate our ATMs and kiosks under multi-year contracts that provide a recurring and stable source of revenue and typically have an initial targeted term of five to seven years. As of December 31, 2012, our contracts with our top 10 merchant customers (based on 2012 revenues) had a weighted average remaining life of 3.5 years.

Additionally, we enter into arrangements with financial institutions to brand certain of our Company-owned ATMs with their logos. These bank branding arrangements allow a financial institution to expand its geographic presence for a fraction of the cost of building a branch location and typically for less than the cost of placing one of its own ATMs at that location. These arrangements allow a financial institution to rapidly increase its number of branded ATM sites and improve its competitive position. Under these arrangements, the branding institution’s customers are allowed to use the branded ATMs without paying a surcharge fee to us. In return, we receive monthly fees on a per-ATM basis from the branding institution, while retaining our standard fee schedule for other cardholders using the branded ATMs. In addition, our branded machines typically generate higher interchange revenue as a result of the increased usage of our ATMs by the branding institution’s customers and others who prefer to use a bank-branded ATM. We intend to continue pursuing additional bank branding arrangements as part of our growth strategy. As of December 31, 2012, we had bank branding arrangements in place with 68 domestic financial institutions, involving over 18,300 Company-owned ATMs, in addition to a majority of our ATMs in Mexico with Bansi and Banorte, and approximately 500 ATMs in Canada with Scotiabank. We saw growth in the past few years in bank branding arrangements as a result of our increased sales efforts, our acquisitions, and what we believe was the realization by financial institutions of the significant benefits and opportunities afforded to them through bank branding programs.

In addition to our bank branding arrangements, we offer financial institutions another type of surcharge-free program through our Allpoint nationwide surcharge-free ATM network. Under the Allpoint network, financial institutions who are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to ATMs in the Allpoint network, which now includes ATMs throughout the United States, United Kingdom, Mexico, Canada, Puerto Rico, and Australia. We believe our Allpoint network offers an attractive alternative to financial institutions that lack their own extensive ATM network. Finally, our Company-owned ATMs deployed under our placement agreement with 7-Eleven, as well as other select ATM portfolios, participate in the CO-OP® network, the nation’s largest surcharge-free network for credit unions.

For additional information on the amount of revenue contributed by our various service offerings, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Overview of Business – Components of Revenues – Costs of Revenues, and Expenses – Revenues.

Segment and Geographic Information

As of December 31, 2012, our operations consisted of our United States, United Kingdom, and Other International segments (which currently consists of Mexico and Canada). Our operations in Puerto Rico and the U.S. Virgin Islands are included in our United States segment. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.

A summary of our revenues from third-party customers by geographic region is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$626,152	$501,328	$423,109
United Kingdom	117,814	97,665	82,583
Other International	36,483	25,583	26,386
Total	$780,449	$624,576	$532,078

The net book value of our long-lived assets, including our intangible assets, in our various geographic locations is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
United States	$515,045	$484,440	$313,119
United Kingdom	85,574	75,750	67,410
Other International	23,888	14,306	15,293
Total	$624,507	$574,496	$395,822

For additional discussion of the revenue, profit information, and total assets of our reporting segments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 20, Segment Information. Additionally, for a discussion of the risks associated with our international operations, see Item 1A. Risk Factors — Our international operations, including any future international operations, involve special risks and may not be successful, which would result in a reduction of our gross and net profits.

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

In addition to targeting new business opportunities, our sales and marketing team supports our customer retention and growth initiatives by building and maintaining relationships with our established and recently-acquired merchants. We seek to identify growth opportunities within each merchant account by analyzing the merchant’s sales at each of its locations. We also analyze foot traffic and various demographic data to determine the best opportunities for new ATM and financial services kiosk placements, as well as the optimum drivers for increasing same-store ATM transactions that will positively impact merchant point-of-sale (“POS”) levels. The employees that focus on sales are typically compensated with a combination of incentive-based compensation and base salary.

Technology

Our technology and operations platform consists of ATMs and financial services kiosks, central transaction processing systems, network infrastructure components (including hardware, software, and telecommunication circuits used to provide real-time device monitoring, software distribution, and transaction processing services), cash management and forecasting software tools, customer service, and ATM management infrastructure.

Equipment. In the United States, Canada, and Mexico, we purchase our ATMs from global manufacturers, including, but not limited to, NCR Corporation (“NCR”), Triton Systems of Delaware, Inc. (“Triton”), Diebold Incorporated (“Diebold”), and Nautilus Hyosung, Inc. (“Hyosung”), and place them in our customers’ locations. The wide range of advanced technology available from these ATM manufacturers provides our customers with advanced features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can all perform basic functions, such as dispensing cash and displaying account information. However, our technology is also capable of providing additional services in response to changing consumer demand. Additionally, over 2,000 of our devices, which are manufactured by NCR, provide enhanced financial services transactions, including bill payments, check cashing, remote deposit capture, and money transfers.

The ATMs we operate in the United Kingdom are principally manufactured by NCR and are categorized into three basic types: (1) “convenience,” which are internal to a merchant’s premises; (2) “through the wall,” which are external-facing from a merchant’s premises; and (3) “pods,” which are free-standing kiosk style ATMs, also located external to a merchant’s premises.

Transaction Processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors and systems, as well as developed internal professional staff to optimize the performance of our network, which is available 99.99% of the time. In 2006, we implemented our own EFT transaction processing operation, which is based in Frisco,  Texas. This operation enables us to process and monitor transactions on our devices and to control the flow and content of information appearing on the screens of such devices. We have also developed new products and services such as Dynamic Currency Conversion and foreign currency dispensing, as well as introduced targeted marketing campaigns. As with our existing network operation, we have carefully selected support vendors and developed internal professional staff to help provide sophisticated security analysis and monitoring 24 hours a day to ensure the continued performance of our ATM operation. With our acquisitions of ATM portfolios over the past couple of years, we are actively converting the transaction processing of the acquired ATMs to our in-house solution as previous contractual processing relationships expire or are terminated.

Internal Systems. Our internal systems, including our EFT transaction processing operation, include multiple layers of security to help protect the systems from unauthorized access. Protection from external sources is provided by the use of hardware- and software-based security features that prevent and report unauthorized access attempts. Additionally, we utilize isolation techniques in order to separate our sensitive systems from the other systems in our internal network. We also use commercially-available encryption technology to protect information that is stored within our systems, as well as information that is being transmitted. On our internal network, we employ user authentication and antivirus tools at multiple levels. These systems are protected by detailed security rules to only allow appropriate access to information based on the employee’s job responsibilities. All changes to the systems are controlled by policies and procedures, with automatic prevention and reporting controls that are placed within our processes. Our real-time connections to the various financial institutions’ authorization systems that allow withdrawals, balance inquiries, transfers, and advanced functionality transactions are accomplished via gateway relationships or direct connections. We have installed these communications circuits with backup connectivity to help protect us from telecommunications interruption in any particular circuit. We use commercially-available and custom software that continuously monitors the performance of the devices in our network, including details of transactions at each device and expenses relating to those devices, further allowing us to monitor our on-line availability and financial profitability at each location. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, to determine how to price various operating arrangements with merchants and branding partners, and to create a profile of successful locations to assist us in deciding the best locations for additional deployments. Finally, we recently established a new Chief Information Security Officer position which focuses on maintaining information security.

Cash Management. Our cash management department uses commercially-available software and proprietary analytical models to determine the necessary fill frequency and cash load amount for each ATM. We project cash requirements for each ATM on a daily basis, taking into consideration its location, the day of the week, the timing of holidays, and other factors such as specific events occurring in the vicinity of the ATM. After receiving a cash order from us, the cash provider forwards the request to its vault location nearest to the applicable ATM. Personnel at the vault location then arrange for the requested amount of cash to be set aside and made available for the designated armored courier to access and subsequently transport to the ATM. Our cash management department utilizes data generated by the cash providers, internally-generated data, and a proprietary methodology to confirm daily orders, audit delivery of cash to armored couriers and ATMs, monitor cash balances for cash shortages, coordinate and manage emergency cash orders, and audit costs from both armored couriers and cash providers.

In the U.K., we have our own armored courier operation, Green Team Services Limited (“Green Team”), with two secure cash depot facilities located outside of London, England and Manchester, England. As of December 31, 2012, this operation was servicing over 2,270 of our ATMs in the United Kingdom. We believe this operation allows us to provide higher-quality and more cost-effective cash-handling services in that market and has proven to be an efficient alternative to third-party armored providers.

Customer Service. We believe one of the factors that differentiates us from our competitors is our customer service responsiveness and proactive approach to managing any downtime experienced by our devices. We use an advanced software package that monitors the performance of our Company-owned devices 24 hours a day for service interruptions and notifies our maintenance engineers and vendors for prompt dispatch of necessary service calls.

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

Primary Vendor Relationships

To maintain an efficient and flexible operating structure, we outsource certain aspects of our operations, including cash management and cash delivery, maintenance, and, in selected cases, certain transaction processing services. Due to the large number of devices we operate, we believe we have obtained favorable pricing terms from most of our major vendors. We contract for the provision of the services described below in connection with our operations.

Transaction Processing. Although we have our own EFT processing platform that utilizes commercially available software, our processing efforts are primarily focused on controlling the flow and content of information on the ATM screen. We refer to this process as terminal driving. As such, we mostly rely on third-party service providers to handle our connections to the EFT networks and to perform certain funds settlement and reconciliation procedures on our behalf. These third-party transaction processors communicate with the cardholder’s financial institution through various EFT networks to obtain transaction authorizations and to provide us with the information we need to ensure that the related funds are properly settled. These transaction processors include Elan Financial Services (“Elan”); Fidelity Information Services, Inc. (“FIS”); and Fiserv Solutions, Inc. (“Fiserv”) in the United States, Vocalink in the United Kingdom, Promoción y Operación S.A. de C.V. (“PROSA-RED”) in Mexico, and Moneris Solutions Corporation (“Moneris”) in Canada. In addition, we have developed a capability to connect to major financial institutions on a direct basis and expect to expand this direct model, thus controlling fees and interchange on a negotiated basis with our financial institution customers. As a result of our recent acquisitions, approximately 13% of our domestic withdrawal transactions are currently processed through other third-party processors, with whom the acquired businesses had existing contractual relationships. We plan to convert transaction processing services to our EFT processing platform as these contracts expire or are terminated.

EFT Network Services. Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus, and Plus in the United States; LINK in the United Kingdom; Interac Corporation (“Interac”) in Canada; and PROSA-RED in Mexico. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amount paid to us. We attempt to maximize the utility of our ATMs to cardholders by participating in as many EFT networks as practical. Additionally, we own the Allpoint network, the largest surcharge free network in the United States. Owning our own network further enhances our ATM utility by giving certain cardholders a surcharge-free option at our ATMs, as well as allowing us to receive network-related economic benefits such as receiving switch revenue and setting surcharge-free interchange rates.

Equipment. As previously noted, we purchase substantially all of our ATMs from a number of global ATM manufacturers, including NCR, Triton, Diebold, and Hyosung. The large quantity of machines that we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed regarding product updates and to receive prompt attention for any technical problems with purchased equipment. During 2011 and early part of 2012, the favorable pricing we received from these manufacturers also allowed us to offer our merchants and distributors an affordable solution to replace their ATMs and their customers’ ATMs to be compliant with the new regulatory requirements of the Americans with Disabilities Act (the “ADA”), which resulted in higher ATM product sales during the year.

Although we currently purchase a majority of our devices from NCR, we regularly purchase devices from other suppliers.  In the event of a device supply shortage from one supplier, we can shift purchases to another supplier.

Maintenance. In the United States, we typically contract with third-party service providers for on-site maintenance services. We have multi-year maintenance agreements with NCR, Pendum LLC (“Pendum”), Burroughs, Inc. (“Burroughs”) (formerly Solvport), and Diebold in the United States and with NCR in Canada. In the United Kingdom, maintenance services are provided primarily by our in-house technicians. In Mexico, we outsource the ATM maintenance function to various third-party service providers.

Cash Management. We obtain cash to fill our Company-owned devices, and in some cases merchant-owned and managed services ATMs, under arrangements with our cash providers, which are Bank of America, N.A. (“Bank of America”), Elan (which is a business of U.S.

Bancorp), Wells Fargo, N.A. (“Wells Fargo”) and another vault cash provider in the United States; Alliance & Leicester Commercial Bank (“ALCB”, owned by The Santander Group) and Barclays Bank PLC (“Barclays”) in the United Kingdom; Bansi and Banorte in Mexico; and Scotiabank in Canada. We pay a monthly fee on the average amount outstanding to our primary vault cash providers under a formula, which is generally based on various London Interbank Offered Rates (“LIBOR”) in the United States and in the United Kingdom, the Mexican Interbank Rate in Mexico, and the Bankers Acceptance Rate in Canada. At all times, beneficial ownership of the cash is retained by the cash providers, and we have no access or right to the cash except for those ATMs that are serviced by our wholly-owned armored courier operation in the United Kingdom. While our armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. We also contract with third parties to provide us with cash management services, which include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, and claims processing with armored couriers, financial institutions, and processors.

As of December 31, 2012, we had approximately $1.9 billion in cash in our domestic ATMs under these arrangements, of which 30.4% was provided by Bank of America under a vault cash agreement that expires in October 2014 and 32.6% was provided by Wells Fargo under a vault cash agreement that expires in July 2014. In the United Kingdom, the balance of cash held in our ATMs was $386.2 million, 98.9% of which was supplied by ALCB; in Mexico, our balance totaled approximately $20.3 million; and in Canada our balance was $67.9 million as of year-end. For additional information on our vault cash agreements and the related risks, see Item 1A. Risk Factors – We rely on third parties to provide us with the cash we require to operate many of our devices. If these third parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.

The vault cash that we are contractually responsible for in all of the jurisdictions in which we operate is insured up to certain per location loss limits and subject to per incident and annual aggregate deductibles through a syndicate of six Lloyd’s of London underwriters.

Cash Replenishment. We contract with armored courier services to transport and transfer most of the cash to our devices. We use leading armored couriers such as Loomis and Garda in the United States, G4S plc in Canada, and Sunwin, RMS Integrated Solutions Ltd., and Green Team, our own armored carrier operation in the United Kingdom. Under these arrangements, the armored couriers pick up the cash in bulk, and using instructions received from us and our cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by either adding additional cash into a cassette or by swapping out the remaining cash for a new fully loaded cassette, and then balance each machine and provide cash reporting to the applicable cash provider.

We operate our own armored courier operation in the United Kingdom, which is currently servicing over 2,270 of our ATMs in that market. This operation reduces our reliance on third parties, allows us greater flexibility in terms of servicing our ATMs, and allows us to provide higher-quality and more cost-effective cash-handling services in that market, which has proven to be an efficient alternative to third-party armored providers. We expect that we will be able to leverage this operation in the near future to provide cash-in-transit related services to third parties, including banks and retailers.

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

The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of Company-owned devices, the contract terms vary, but typically include the following:

•	a multi-year term;

•	exclusive deployment of devices at locations where we install a device;

•	the right to increase surcharge fees, with merchant consent required in some cases;

•

in the United States, our right to terminate or remove devices or renegotiate the fees payable to the merchant if surcharge fees or interchange fees are generally reduced or eliminated as a result of regulatory action; and

•	provisions that make the merchant’s fee dependent on the number of device transactions.

Our contracts under merchant-owned arrangements typically include similar terms, as well as the following additional terms:

•	in the United States, provisions prohibiting in-store check cashing by the merchant and, in the United States and the United Kingdom, the operation of any other cash-back devices; and

•	provisions imposing an obligation on the merchant to operate the ATMs at any time its stores are open for business.

Finally, our managed services contracts are tailored to the needs of the merchant and therefore vary in scope and terms. Under these types of arrangements, our customers determine the location, the surcharge fee, and the services offered while we typically receive a fixed management fee on a per machine basis or a fixed rate per transaction.

7-Eleven is the largest merchant customer in our portfolio, representing approximately 27% of our total revenues for the year ended December 31, 2012. The underlying merchant agreement with 7-Eleven, which had an initial term of 10 years from the effective date of the acquisition, expires in July 2017. In addition to 7-Eleven, our next four largest merchant customers (based on revenues) during 2012 were CVS, Walgreens, Speedway, and The Pantry, none of which individually generated in excess of 7% of our total revenues in 2012. For a discussion of the risks associated with our customer mix, see Item 1A. Risk Factors – We derive a substantial portion of our revenue from devices placed with a small number of merchants. If one or more of our top merchants were to suffer a material deterioration of their business and cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.

Seasonality

In the United States, Canada, and Mexico, our overall business is somewhat seasonal in nature with generally fewer transactions occurring in the first quarter of the fiscal year. Transaction volumes at our devices located in regions affected by strong winter weather patterns typically experience declines in volume during the first and fourth quarters as a result of decreases in the amount of consumer traffic through such locations. These declines, however, have been offset somewhat by increases in the number of our devices located in retail locations that benefit from increased consumer traffic during the summer vacation and holiday buying season. Similarly, we have seen increases in transaction volumes during the second quarter at our devices located near popular spring break destinations. Additionally, with the recent growth in prepaid or stored value cards, we have seen growing transaction volumes in the months of February and March in the form of tax rebate cards being used at our domestic ATMs to withdraw funds placed onto these cards. We expect these location-specific and regional fluctuations in transaction volumes to continue in the future.

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

Competition

Historically, we have competed with financial institutions and other independent ATM companies for additional ATM placements, new merchant accounts, and acquisitions. However, we also have established relationships with leading national and regional financial institutions in the United States through our bank branding program and our Allpoint network. Both of these programs can be cost-efficient alternatives to banks and other financial service providers in lieu owning and operating extensive ATM networks. We believe the scale of our extensive network, our EFT transaction processing services and our focus on customer service provide us with competitive advantages for providing services to leading financial institutions.  However, our devices do compete with the devices owned and operated by financial institutions and other operators for underlying consumer transactions. In certain merchant location types, such as airports, large arenas or stadiums, we often will see competition from large financial institutions as the institutions may contemplate utilizing such locations for marketing and advertising purposes. With respect to independent operators of ATMs, our major domestic competitors include Payment Alliance International, Global Cash Access Holdings, FCTI (which was acquired by Seven Bank, Ltd. in 2012), and other independent ATM deployers (commonly referred to as “IADs”) and operators.

Through our Allpoint surcharge-free network, we have significantly expanded our relationships with local and regional financial institutions as well as large issuers of stored-value debit card programs. With regard to our Allpoint network, we encounter competition from other organizations’ surcharge free networks who are seeking to both sell their network to retail locations and offer surcharge-free ATM access to issuers of stored-value debit cards as well as smaller financial institutions that lack large ATM footprints.

As previously noted, we are increasing the types of services we provide to financial institutions and merchants, including providing services to manage their ATMs. With respect to our managed services offering, we believe we are well-positioned to offer a comprehensive ATM outsource solution with our breadth of services, in-house expertise, and network of existing locations, that can leverage the economies of the physical services required to operate an ATM portfolio. There are several large financial services companies, equipment manufacturers, and service providers that currently offer some of the services we provide, with whom we expect to compete directly in this area. In spite of this, we believe that we have unique advantages that will allow us to offer a compelling solution to financial institutions and retailers alike.

In the United Kingdom, we compete with banks such as the Royal Bank of Scotland, Barclays Bank PLC, and Lloyds TSB Bank plc for the free-to-use ATMs, while we also compete with several large non-bank ATM operators, including Cashzone (formerly Cardpoint Services Ltd and now a wholly-owned subsidiary of Payzone Group), NoteMachine UK Ltd, Paypoint plc, and YourCash Ltd for both free-to-use and pay-to-use ATMs. In Mexico, we compete primarily with national and regional financial institutions for multi-unit retail placements, including Banamex, Bancomer, and HSBC, and with small ATM operators for specific merchant locations. In Canada, we compete with ATM providers such as DirectCash Payments Inc. and GabEZEE ATM, as well as large banks for ATM placements.

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

Americans with Disabilities Act (“ADA”). The ADA requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice has issued accessibility regulations under the ADA that became effective in March 2012.  We started preparing for these new regulations several years ago by ensuring that the ATMs that we purchased and deployed were compliant with these regulations.

Rehabilitation Act. In that action styled: American Council of the Blind, et. al., v. Timothy F. Geithner, Secretary of the Treasury  (Case #1:02-cv-00864) in the U.S. District Court for the District of Columbia (the “Court”) an order was entered that found that U.S.’s currencies (as currently designed) violated the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination.   As a consequence of this ruling, the U.S. Treasury stated in its semi-annual status report filed with the Court in September 2012, that the Bureau of Engraving and Printing (“BEP”) was making progress towards implementing the Secretary’s decision to provide meaningful access to paper currency by “(1) adding a raised tactile feature to each Federally Reserve note that the BEP may lawfully redesign; (2) continuing the BEP’s program of adding large high-contrast numerals and different colors to each denomination that it may lawfully redesign; and (3) implementing a supplemental currency reader distribution program for blind and other visually impaired U.S. citizens and legal residents.”  Of these three steps only the first affects in any significant manner the ATM industry.  Further, while it is still uncertain at this time what impact, if any, adding a raised tactile feature to notes that may be dispensed from an ATM will have on the ATM industry (including us), it is possible that such a change could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense notes with raised tactile features.

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains broad measures aimed at overhauling existing financial regulations within the U.S., was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) have resulted in the creation of a new Consumer Financial Protection Bureau, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFT networks for electronic POS debit transactions. ATM debit transactions were determined not to be subject to regulation under the Dodd-Frank Act. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as POS debit interchange. As potentially an indirect consequence, certain networks over which our ATM transactions are routed reduced the net interchange that is paid to us. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer as an attractive form of payment as they previously had been. Decreased profitability on POS debit transactions could cause banks to provide incentives to their customers to use other payment types, such as credit cards. We also believe that merchant retailers may continue to have a preference to receive cash as a form of payment. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing and future laws, and the resulting behavior by consumers and financial institutions, will ultimately have on our business.

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

EFT Network Regulations. EFT networks in the United States are subject to extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. The major source of EFT network regulations is the Electronic Fund Transfer Act, commonly known as Regulation E. The federal regulations promulgated under Regulation E establish the basic rights, liabilities, and responsibilities of consumers who use EFT services and of financial institutions that offer these services. The services covered include, among other services, ATM transactions. Generally, Regulation E requires us to provide a surcharge notice on the ATM screens, establishes limits on the consumer’s liability for unauthorized use of his card, requires us to provide receipts to the consumer, and establishes protest procedures for the consumer.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.”  In the last year, MasterCard announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) for fraudulent cross-border transactions.  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurs in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, we do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1% of our U.S. transaction volume.  In February of 2013, Visa announced plans for a liability shift to occur in October of 2017 for all transactions types on domestic or international EMV-issued cards. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2015. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We are closely monitoring the migration toward the EMV standard, and all of our recent ATM deployments have been with ATMs that are EMV-ready. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations. However, we currently estimate that the total potential cost to make our entire current Company-owned U.S. ATM fleet fully compliant with the EMV standard is approximately $30 million to $35 million, a portion of which has already been planned for within the Company’s capital budget for 2013. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on older ATM units. Additionally, we could experience a higher rate of unit count attrition for the merchant-owned ATMs in the future as a result of this standard.

United Kingdom

In the U.K., Visa and MasterCard International require compliance with the EMV standard. We completed our compliance efforts in 2008 and as of December 31, 2012, all of our ATMs in the United Kingdom were EMV compliant.  For further information on regulatory risks in the U.K., see Item 1A. Risk Factors.

Mexico

Banco de Mexico (“The Central Bank of Mexico”) supervises and regulates ATM operations of both financial institutions and non-bank ATM deployers. In order for a non-bank ATM deployer to provide ATM services in Mexico, the deployer must be affiliated with PROSA-RED or E-Global, which are credit card and debit card proprietary networks that transmit information and settle ATM transactions between their participants. As only financial institutions are allowed to be participants of PROSA-RED or E-Global, Cardtronics Mexico has entered into a joint venture with Bansi, who is a member of PROSA-RED. As a financial institution, Bansi and all entities with which it participates, including Cardtronics Mexico, are regulated by Secretaria de Hacienda y Crédito Público (the “Ministry of Finance and Public Credit”) and supervised by Comisión Nacional Bancaria y de Valores (the “Banking and Securities Commission”). Additionally, Cardtronics Mexico is subject to the provisions of the Ley del Banco de Mexico (“Law of the Bank of Mexico”), the Ley de Instituciones de Crédito (“Mexican Banking Law”), and the Ley para la Transparencia y Ordenamiento de los Servicios Financieros (“Law for the Transparency and Organization of Financial Services”).

In May 2010, as supplemented in October 2010, rules promulgated by the Central Bank of Mexico became effective that require ATM operators to choose between receiving an interchange fee from the consumer’s card-issuing bank or a surcharge fee from the consumer. When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee. The rules also prohibit a bank from charging its cardholders a surcharge fee when those cardholders use its ATMs. Cardtronics Mexico elected to assess a surcharge fee rather than selecting the interchange fee-only option, and subsequently increased the amount of its surcharge fees to compensate for the loss of interchange fees that it previously earned on such ATM transactions. Although the total cost to the consumer (including bank fees) of an ATM transaction at a Cardtronics Mexico ATM has stayed approximately the same, average transaction counts, revenues, and profit per machine have declined since the regulatory change. As a result of the above developments, we have reduced our ATM deployments in Mexico in recent years and are continuing to work on strategies to reverse or offset the negative effects of these events.

Canada

In Canada, Interac announced their commitment to adopt the EMV standard in 2006. Since then, ATMs have migrated to the new technology. Deadlines were established by Interac to ensure industry cooperation in the migration, and the final deadline to comply was December 31, 2012. After this date, all noncompliant ATMs were disconnected from the Shared Cash Dispensing network. As of December 31, 2012, we were in compliance with the EMV standard in our Canadian operations.

Risk Management

Management has put in place a formalized Enterprise Risk Management (“ERM”) program that seeks to identify the major risks we face.  The risks are prioritized, assigned to a member of the management team who develops mitigation plans, monitors the risk activity, and is responsible for implementation of the mitigation plan, if necessary.  The risks, plans, and activities are monitored by our management team and Board of Directors on a regular basis.

Employees

As of December 31, 2012, we had approximately 740 employees, none of which were represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs and financial services kiosks or a decline in the number of devices that we operate, whether as a result of global economic conditions or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on (1) the market acceptance of our services in our target markets, (2) the level of transaction fees we receive, (3) our ability to install, acquire, operate, and retain more devices, (4) usage of our devices by cardholders, and (5) our ability to continue to expand our surcharge-free and other consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented, we will likely experience a decline in the usage of our devices. Surcharge fees, which are determined through negotiations between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our devices are utilized by consumers that frequent the retail establishments in which our devices are located, including convenience stores and gas stations, malls, grocery stores, drug stores, airports, and other large retailers. If there is a significant slowdown in consumer spending, and the number of consumers that frequent the retail establishments in which we operate our devices declines significantly, the number of transactions conducted on those devices, and the corresponding transaction fees we earn, may also decline. A decline in usage of our devices by cardholders or in the levels of fees received by us in connection with this usage, or a decline in the number of devices that we operate, would have a negative impact on our revenues and gross profits and would limit our future growth. For further discussion on interchange fees, see the risk factor below entitled Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

The proliferation of payment options other than cash, including credit cards, debit cards, stored-value cards, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The United States has seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, some merchants offer free cash back at the POS for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. According to the Nilson Report issued in December 2012, cash transaction counts declined from approximately 36% of all payment transactions in 2006 to approximately 31% in 2011, with declines also seen in check usage as credit, debit and stored-value card transactions increased. However, in terms of absolute dollar value, the volume of cash used in payment transactions actually increased from $1.5 trillion in 2006 to $1.6 trillion in 2011. Furthermore, in the past few years, we saw an increase in the number of cash withdrawal transactions conducted on our domestic ATMs, in part due to the proliferation of stored-value cards, thus implying a continued demand for cash and convenient, reliable access to that cash. Regardless, the continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of our ATMs. New payment technology and adoption of such technology such as Square® or mobile payment technology could reduce the general population’s need for cash and negatively impact our transaction volumes in the future.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Interchange fees, which represented approximately 33% of our total ATM operating revenues for the year ended December 31, 2012, are in some cases set by the various EFT networks through which transactions conducted on our devices are routed, and typically vary from one network to the next. As of December 31, 2012, approximately 6% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have very limited ability to influence. Approximately 11% of our total ATM operating revenues are derived from our interchange revenues from our U.K. operation, where interchange rates are set by the major interbank network in that market, LINK, based on an annual cost-based study performed by an independent third-party organization. The remainder of reported interchange revenue reflects transaction-based revenues whereby we have contractually agreed to the rate with a financial institution or network. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, or both, our future transaction revenues could decline.

During the second quarter of 2012, a global network reduced the net interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network through a combination of reducing the transaction rates charged to financial institutions and higher per transaction fees charged by the network to ATM deployers. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by this network and other lower-interchange networks, resulting in  lower interchange rates per transaction to us.  As a result of decline in interchange rates, we experienced a decrease in our monthly ATM operating gross profit per device during 2012, and it cannot be assured that our transaction gross profits will not further decline in the future.

Additionally, some consumer groups in the United States have expressed concern that consumers using an ATM may not be aware that in addition to paying the surcharge fee that is disclosed to them at the ATM, their financial institution may also assess an additional fee to offset any interchange fee assessed to the financial institution by the EFT networks with regard to that consumer’s transaction. While there are currently no pending legislative actions calling for limits on the amount of interchange fees that can be charged by the EFT networks to financial institutions for ATM transactions, there can be no assurance that such legislative actions will not occur in the future. Any potential future network or legislative actions that affect the amount of interchange fees that can be assessed on a transaction may adversely affect our revenues.

Finally, interchange rates in the United Kingdom, most of which are set by LINK, were reduced effective January 1, 2012. LINK sets the interchange rates in the United Kingdom annually by using a cost-based methodology that incorporates the interest rates and cash costs from two years back (i.e., interest rates and other costs from 2011 are considered for determining the 2013 interchange rate). Since interest rates and cash costs were lower in 2011 than in 2010, LINK reduced the interchange rates effective January 1, 2012; therefore, the interchange revenues generated by certain of our ATMs in the United Kingdom declined in 2012. Additionally, the interchange rates for transactions that will be routed through LINK during 2013 have been further slightly reduced effective January 1, 2013.  In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands.  Transactions conducted on our ATMs from these cards, which currently represent less than 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively.  The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK.  Accordingly, if any major financial institutions in the U.K. were to decide to leave the LINK network in favor of Visa or MasterCard, such a move could further reduce the interchange revenues that we receive from the related withdrawal transactions conducted on our ATMs in that market.

We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.

With its initial roots in the banking industry, the United States ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the United States ATM industry is periodically proposed at the state and local level. In recent years, certain members of the U.S. Congress called for a re-examination of the interchange and surcharge fees that are charged for an ATM transaction. As a part of the Dodd-Frank Act, the Consumer Financial Protection Bureau was created. The exact areas of oversight of this agency are still being determined, but it’s possible that this new governmental agency could enact new or modify existing regulations that could have a direct or indirect impact on our business. For further discussion on this topic, see the risk factor below entitled The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

The ADA requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice has issued accessibility regulations under the ADA that became effective in March 2012.  Leading up to this deadline, we took measures to achieve compliance with the ADA for our ATMs, which required us to upgrade and replace a portion of our ATM fleet. It is possible that future similar regulations may require us to make more substantial expenditures and we may be forced to replace and or stop operating such ATMs until such time as compliance has been achieved.

Through our acquisition of the E*Trade ATM portfolio, we became the sole defendant in the 2003 lawsuit filed by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. and certain individuals representing a class of similarly situated persons (the "Plaintiffs") against E*Trade Access, Inc., et al. in the United States District Court for the District of Massachusetts: Civil Action No. 03-11206-NMG (the “Lawsuit”).  The Plaintiffs sought to require, among other things, that ATMs deployed by E*Trade be voice-guided. In December 2007, we and Plaintiffs entered into a settlement agreement (as modified in November 2010, the "Settlement Agreement").  In 2011, the Plaintiffs filed a motion of contempt with the District Court alleging that we had failed to fully comply with the requirements of the Settlement Agreement.  On December 15, 2011, the District Court issued an order that required us to bring all of our ATMs in compliance with the terms of the Settlement Agreement by March 15, 2012.  In August 2012, the Plaintiffs filed their second motion of contempt, which alleged, among other things, that we had failed to meet the District Court’s deadline and sought a fine of $50 per ATM for each month that the District Court determined we was not in compliance.  We filed our response on September 28, 2012, in which we asserted that while our ATMs are in substantial compliance with the accessibility rules issued under the ADA, compliance with certain terms of the Settlement Agreement would conflict with the requirements of the ADA.  We also asked the District Court to appoint a special master to assist us and the Plaintiffs in resolving these conflicting requirements.  We are unable to estimate any range of possible fines that could be assessed as a result of the Plaintiff’s filing of the Second Motion.

In the United Kingdom, the ATM industry is largely self-regulating. Most ATMs in the United Kingdom are part of the LINK network and must operate under the network rules set forth by LINK, including complying with rules regarding required signage and screen messages. Additionally, legislation is proposed from time-to-time at the national level. We are also subject to various regulations in other jurisdictions that we operate in, including Mexico and Canada. Legislation proposed in any of the jurisdictions that we operate in, or adverse changes in the laws that we are subject to, may materially affect our business through the requirement of additional expenditures to comply with that legislation. We will continue to monitor all such legislation and attempt, to the extent possible, to prevent the passage of such laws that we believe are needlessly burdensome or unnecessary. If regulatory legislation is passed in any of the jurisdictions in which we operate, we could be required to make substantial expenditures which would reduce our net income.

Noncompliance with established EFT network rules and regulations could expose us to fines and penalties and could negatively impact our results of operations. Additionally, new EFT network rules and regulations could require us to expend significant amounts of capital to remain in compliance with such rules and regulations.

Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus (MasterCard), and Plus (Visa) in the United States; LINK in the United Kingdom; PROSA-RED in Mexico; and Interac in Canada. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to us. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including ourselves, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could expose us to penalties and/or fines, which could negatively impact our financial results. For example, in the United Kingdom, MasterCard and Visa require compliance with the EMV security standard. This standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.”

In the last year, MasterCard announced plans for a liability shift to ATM acquirers on domestic fraud transactions on EMV-issued cards to occur in October 2015 for ATMs that do not operate the EMV standard.  This liability shift is in addition to the previously announced shift on international fraud transactions which will occur in April 2013. Due to the limited number of international transactions (less than 1%) conducted on our United States ATMs over the MasterCard network, we do not expect this change to have a significant impact on our results. Visa announced in February 2013 that liability shift on all ATM transactions on EMV-issued cards in the United States and globally over its network will go into effect in October 2017.  At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the continued shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We currently estimate that the total potential cost to make our entire current Company-owned United States ATM fleet fully compliant with the EMV standard is approximately $30 million to $35 million, a portion of which has already been planned for within the Company’s budget for 2013. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. Additionally, we could experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of this standard.

Deterioration in global credit markets, as well as changes in legislative and regulatory requirements, could have a negative impact on financial institutions that we conduct business with.

We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our devices. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our Company-owned devices and some of our merchant-owned ATMs. Volatility in the global credit markets, such as that experienced in 2008 to 2009, may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new branding partners and cash providers, and the underlying economics of any new arrangements may not be consistent with our current arrangements. Furthermore, if our existing bank branding partners or cash providers are acquired by other institutions with assistance from the Federal Deposit Insurance Corporation (“FDIC”), or placed into receivership by the FDIC, it is possible that our agreements may be rejected in part or in their entirety.

Finally, in response to the economic crisis between 2008 and 2010, the Dodd-Frank Act, which contains broad measures that affect almost all financial institutions within the United States, was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act included provisions that (1) have resulted in the creation of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFT networks for electronic POS debit transactions. ATM debit transactions were determined not to be subject to regulation under the Dodd-Frank Act. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as POS debit interchange. It is unclear at this point what ultimate impact these new regulations will have on financial institutions with whom we conduct business. However, if those financial institutions are negatively impacted by these or other future similar regulations, our future operating results may be impacted.

We rely on third parties to provide us with the cash we require to operate many of our devices. If these third parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.

In the United States, including Puerto Rico, we rely on Bank of America, Wells Fargo, Elan, and another vault cash provider to provide us with the cash that we use in approximately 36,400 of our domestic devices where cash is not provided by the merchant (“vault cash”). In the United Kingdom, we rely on ALCB and Barclays to provide us with the vault cash that we use in over 4,100 of our ATMs. In Mexico, Bansi and Banorte are our vault cash providers and provide us with the cash that we use in over 2,700 of our ATMs in that market.  In Canada, we rely on Scotiabank to provide us with the cash that we use in over 500 of our ATMs in that market. Under our vault cash rental agreements with these providers, we pay a vault cash rental fee based on the total amount of vault cash that we are using at any given time. As of December 31, 2012, the balance of vault cash held in our United States, United Kingdom, Mexico, and Canada ATMs and financial services kiosks was approximately $1.9 billion, $386.2 million, $20.3 million, and $67.9 million, respectively.

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

Our existing vault cash rental agreements expire at various times from March 2013 through December 2016. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our cash provider agreements. Other key terms of our agreements include the requirement that the cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period. Additionally, our contract with one of our vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 90 days prior written notice. However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.

If our vault cash providers were to demand return of their cash or terminate their arrangements with us and remove their cash from our devices, or if they fail to provide us with cash as and when we need it for our operations, our ability to operate our devices would be jeopardized, and we would need to locate alternative sources of vault cash. In the event this was to happen, the terms and conditions of the new or renewed agreements could potentially be less favorable to us, which would negatively impact our results of operations. Furthermore, restrictions on our access to cash to fill our devices could severely restrict our ability to keep our devices operating, and could subject us to performance penalties under our contracts with our customers.

We derive a substantial portion of our revenue from devices placed with a small number of merchants. If one or more of our top merchants were to suffer a material deterioration of their business and cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.

For the year ended December 31, 2012, we derived 45% of our total revenues from ATMs and financial services kiosks placed at the locations of our five largest merchant customers. For the year ended December 31, 2012, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Speedway, and The Pantry. 7-Eleven, which is the single largest merchant customer in our portfolio, comprised approximately 27% of our total revenues for the year ended December 31, 2012 and also accounts for a significant portion of our income. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven as well as our other top merchants.

The loss of any of our largest merchants or a decision by any one of them to reduce the number of our devices placed in their locations would result in a decline in our revenues. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these merchants was required to close a significant number of their domestic store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. The contracts we have with our top five merchants have a weighted average remaining life of 3.8 years, and our current contract with 7-Eleven expires in July 2017. Even if such contracts are renewed, the renewal terms may be less favorable to us than the current contracts. If any of our five largest merchants enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and profits.

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

We rely on EFT network providers and have agreements with various transaction processors, armored courier providers, and maintenance providers. These providers enable us to provide card authorization, data capture, settlement, cash management, and maintenance services to our ATMs. Typically, these agreements are for periods of two or three years each. If we improperly manage the renewal or replacement of any expiring vendor contract, or a key vendor fails or otherwise ceases to provide the services for which we have contracted and disruption of service to our ATMs occurs, our relationship with those merchants experiencing disrupted ATM service could suffer.

While we have more than one provider for each of the services that we rely on third parties to perform, certain of these providers currently provide services to or for a significant number of our ATMs. Although we will be able to transition these services to alternative service providers, this could be a time-consuming and costly process. In the event one of such service providers was unable to deliver services to us, we could suffer a significant disruption in our business, which could result in a material adverse impact to our financial results. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third-party providers, may result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements.

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

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our EFT transaction processing platform, third-party transaction processors, telecommunications network systems, and other service providers. Accordingly, any significant interruptions could severely harm our business and reputation and result in a loss of revenues. Additionally, if any interruption is caused by us, especially in those situations in which we serve as the primary transaction processor, such interruption could result in the loss of the affected merchants or damage our relationships with such merchants. Our systems and operations and those of our transaction processors and our EFT network and other service providers could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry, and computer viruses, among other things. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions.

Our armored transport business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.

During 2008, we implemented our own armored courier operation in the United Kingdom, which was further expanded to two cash depot facilities during 2010. As of December 31, 2012, we were providing armored services to over 2,270 (about half) of our ATMs in that market and we currently intend to further expand that operation to cover more of our ATMs there. Additionally, we currently expect that we will begin providing similar cash-in-transit services to third parties in the near future. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker's compensation, punitive damages, and general liability. While we seek to maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A successful claim brought against us for which coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Security breaches could harm our business by compromising merchant and cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers and exposing us to liability.

As part of our transaction processing services, we electronically process and transmit sensitive cardholder information. In recent years, companies that process and transmit this information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. We also maintain a proprietary database of merchant customer profiles. Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. While the security risks outlined above are mitigated by the use of encryption and various layers of security techniques, any inability to prevent security breaches could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, expose us to liability including claims for unauthorized purchases, and subject us to network fines. These claims also could result in protracted and costly litigation, diverting our management’s attention and reducing our net income.

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

We are responsible for maintaining accurate bank account information for certain of our merchant customers and accurate settlements of funds into these accounts based on the underlying transaction activity. This process relies on precise and authorized maintenance of electronic records. Although we have controls in place to help ensure the safety and accuracy of our records, errors or unauthorized changes to these records could result in the erroneous or fraudulent movement of funds, thus damaging our relationships with our merchant customers and exposing us to liability.

Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs.

Interest on amounts borrowed under our revolving credit facility is based on a floating interest rate, and our vault cash rental expense is based primarily on floating interest rates. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. We pay rental fees on the average amount of vault cash outstanding in our ATMs under floating rate formulas based on a spread above various LIBOR rates to Bank of America, Wells Fargo, Elan, and another provider in the United States (including Puerto Rico) and ALCB and Barclays in the United Kingdom. Additionally, in Mexico, we pay a monthly rental fee to one of our vault cash providers under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”) and in Canada, the rate is based on the Bankers Acceptance Rate. Although we currently hedge a portion of our vault cash interest rate risk related to our operations in the United States through December 31, 2018 and in the United Kingdom through December 31, 2013 by using interest rate swap agreements, we may not be able to enter into similar arrangements for similar amounts in the future. Furthermore, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico or Canada. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses. For additional information, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Risk.

We maintain a significant amount of cash within our Company-owned devices, which is subject to potential loss due to theft or other events, including natural disasters.

As of December 31, 2012, there was approximately $2.4 billion in vault cash held in our domestic and international Company-owned devices. Although legal and equitable title to such cash is held by the cash providers, any loss of such cash from our ATMs through theft or other means is generally our responsibility. We typically require that our cash service providers maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. However, we also maintain our own insurance policies to cover a significant portion of any losses that may occur that may ultimately not be covered by the insurance policies maintained by our service providers. In the event we incur losses that are covered by our insurance carriers, we will be required to fund a portion of those losses through the payment of any related deductible amounts under those policies. Furthermore, any increase in the frequency and/or amounts of such thefts and losses could negatively impact our operating results as a result of higher deductible payments and increased insurance premiums. Additionally, any damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with such merchants and impair our ability to deploy additional ATMs in those locations (or new locations) with those merchants in the future. Finally, impacted merchants may request, and have requested on a limited basis, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results.

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

Financial institutions that are members of the Allpoint network pay a fee in exchange for allowing their cardholders to use selected Company-owned and/or managed ATMs on a surcharge-free basis. The success of the Allpoint network is dependent upon the participation by our merchant customers in that network. In the event a significant number of our merchants elect not to participate in that network, the benefits and effectiveness of the network would be diminished, thus potentially causing some of the participating financial institutions to not renew their agreements with us, and thereby negatively impacting our financial results.

We may be unable to integrate our future acquisitions in an efficient manner and inefficiencies would increase our cost of operations and reduce our profitability.

We have been an active business acquirer both in the United States and internationally, and may continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s people, products, technology, and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition).

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

In addition, acquired businesses may not achieve anticipated revenues, earnings or cash flows. Any shortfall in anticipated revenues, earnings, or cash flows could require us to write down the carrying value of the intangible assets associated with any acquired company, which would adversely affect our reported earnings. For example, during the year ended December 31, 2008, we recorded a $50.0 million impairment charge to write down the value of the goodwill associated with our investment in our United Kingdom operations.

Since May 2001, we have acquired 19 ATM portfolios, a surcharge-free ATM network, a technology product offering that complements our surcharge-free offering, and an ATM installation company in the U.K. We have made acquisitions to obtain the assets of deployed ATM networks, as well as the related businesses and their infrastructure. We currently anticipate that our future acquisitions will likely reflect a mix of asset acquisitions and acquisitions of businesses, with each acquisition having its own set of unique characteristics. To the extent that we elect to acquire an existing company or the operations, technology, and personnel of another ATM provider, we may assume some or all of the liabilities associated with the acquired company and face new and added challenges integrating such acquisition into our operations.

We completed four business acquisitions in 2011 and three business acquisitions in 2012.  Any inability on our part to effectively manage the acquisition process could limit our ability to successfully grow the revenue and profitability of our business.

Our international operations, including any future international operations, involve special risks and may not be successful, which would result in a reduction of our gross and net profits.

As of December 31, 2012, 14.2% of our devices were located in the United Kingdom, Mexico and Canada. Those devices contributed 13.2% of our gross profits (exclusive of depreciation, accretion, and amortization) for the year ended December 31, 2012. We expect to continue to expand in the United Kingdom, Mexico, and Canada, and potentially into other countries as opportunities arise. However, our international operations are subject to certain inherent risks, including:

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

Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion. For example, during the latter half of 2008 and during 2009, we incurred reduced reported revenues as a consequence of the United States dollar strengthening relative to the British pound and Mexican peso. Additionally, recent regulatory changes in Mexico have had an adverse impact on our transaction volumes in that market. Furthermore, the recent political and social instability in Mexico resulting from an increase in drug-related violence could negatively impact the level of transactions conducted on our existing devices in that market, as well as our ability to successfully grow our business there.

Further consolidations within the banking industry may impact our branding relationships as existing branding customers are acquired by other financial institutions, some of which may not be existing branding customers.

During the financial crisis of 2008 and 2009, an unprecedented amount of consolidation unfolded within the United States banking industry. For example, Washington Mutual, which had over 950 ATMs branded with us, was acquired by JPMorgan Chase, an existing branding customer of ours, in 2008. Additionally, Wachovia, which had 15 high-transaction ATMs branded with us, was acquired by Wells Fargo, a bank that was not an existing branding customer of ours, at the end of 2008. Furthermore, in 2009, Sovereign Bank, which currently has over 1,150 ATMs branded with us, was acquired by Banco Santander, one of the largest banks in Europe. Although our branding contracts were largely unaffected by these transactions, we cannot provide assurance that they will remain unaffected by future consolidations that may occur within the banking industry, and in particular, our branding partners.

If we experience impairments of our goodwill or other intangible assets, we will be required to record a charge to earnings, which may be significant.

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of December 31, 2012, we had goodwill and other intangible assets of $388.3 million, or 50.5% of our total assets. During the year ended December 31, 2012, we added $23.3 million in goodwill and intangible assets associated with the acquisition of three businesses in the year, in addition to $159.8 million during 2011 for the four businesses acquired in that year. We periodically evaluate the recoverability and the amortization period of our intangible assets under U.S. GAAP. Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors and assumptions, and any changes in them, could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material. For example, during the year ended December 31, 2008, we recorded a $50.0 million goodwill impairment charge related to our U.K. operations. Additionally, during the years ended December 31, 2011 and 2010, we recorded $0.1 million and $0.2 million, respectively, in net impairment charges associated with intangibles related to our acquired merchant contracts/relationships. Other impairment charges in the future may also adversely affect our results of operations.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2012, our outstanding indebtedness was approximately $354.8 million, which represents 70.5% of our total capitalization of $503.6 million. Our substantial indebtedness could have important consequences to you. For example, it could:

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

Any of these factors could materially and adversely affect our business and results of operations. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or sell securities, none of which we can guarantee we will be able to do.

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

Our credit agreement and the indentures governing our senior subordinated notes include a number of covenants that, among other items, restrict or limit our ability to:

•	sell or transfer property or assets;
•	pay dividends on or redeem or repurchase stock;
•	merge into or consolidate with any third-party;
•	create, incur, assume, or guarantee additional indebtedness;
•	create certain liens;
•	make investments;
•	engage in transactions with affiliates;
•	issue or sell preferred stock of restricted subsidiaries; and
•	enter into sale and leaseback transactions.

In addition, we are required by our credit agreement to adhere to certain covenants and maintain specified financial ratios. While we currently have the ability to borrow the full amount available under our credit agreement, as a result of these ratios, we may be limited in the manner in which we conduct our business in the future and may be unable to engage in favorable business activities or finance our future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our debt obligations. A failure to comply with the covenants or financial ratios could result in an event of default. In the event of a default under our credit agreement, the lenders could exercise a number of remedies, some of which could result in an event of default under the indentures governing the senior subordinated notes. An acceleration of indebtedness under our credit agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time. If any or all of our debt were to be accelerated, we cannot assure you that our assets would be sufficient to repay our indebtedness in full. If we are unable to repay any amounts outstanding under our bank credit facility when due, the lenders will have the right to proceed against the collateral securing our indebtedness. For additional information about our credit agreement and indentures, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities.

The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

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

In that action styled: American Council of the Blind, et. al., v. Timothy F. Geithner, Secretary of the Treasury (Case #1:02-cv-00864) in the U.S. District Court for the District of Columbia (the “Court”) an order was entered that found that U.S.’s currencies (as currently designed) violated the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination.   As a consequence of this ruling, the U.S. Treasury stated in its semi-annual status report filed with the Court in September 2012, that the BEP was making progress towards implementing the Secretary’s decision to provide meaningful access to paper currency by “(1) adding a raised tactile feature to each Federally Reserve note that the BEP may lawfully redesign; (2) continuing the BEP’s program of adding large high-contrast numerals and different colors to each denomination that it may lawfully redesign; and (3) implementing a supplemental currency reader distribution program for blind and other visually impaired U.S. citizens and legal residents.”  Of these 3 steps only the first affects in any reasonable manner the ATM industry.  Further, while it is still uncertain at this time what impact, if any, adding a raised tactile feature to notes that may be dispensed from an ATM will have on the ATM industry (including us), it is possible that such a change could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense notes with raised tactile features.

The majority of the electronic debit networks over which our transactions are conducted require sponsorship by a bank.

In each of the geographic segments in which we operate, bank sponsorship is required in order to process transactions over certain networks. In the United States, our largest geographic segment by revenues, bank sponsorship is required on the significant majority of our transactions and we primarily rely on one sponsor bank for access to the applicable networks, and, in lesser part, on two other sponsor banks. In our United Kingdom segment, only international transactions require bank sponsorship. In Mexico, all ATM transactions require bank sponsorship, which is currently provided by our banking partners in the country.  In Canada, bank sponsorship is also required and is obtained through our relationships with third-party processors. If our current sponsor banks decide to no longer provide this service, or are no longer financially capable of providing this service as may be determined by certain networks, it may be difficult to find an adequate replacement at a cost similar to what we incur today, or potentially, we could incur a temporary service disruption for certain transactions in the event we lose or do not retain bank sponsorship.

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

Our inability to adopt technology to meet changing industry or customer needs and trends may affect our competitiveness or demand for our products, which may adversely affect our operating results.

Changes in technology may limit the competitiveness of and demand for our services. We operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. In addition, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our markets.  Our inability to respond to new industry standards, trends and technological advancements could have a material adverse effect on our business, financial condition and results of operations.

The passage of anti-money laundering legislation could cause us to lose certain merchant accounts and reduce our revenues.

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

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition. Although we have experienced revenue growth in recent years, this growth rate is not necessarily indicative of future operating results. A relatively large portion of our expenses are fixed in the short-term, particularly with respect to personnel expenses, depreciation and amortization expenses, and interest expense. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. As such, comparisons to prior periods should not be relied upon as indications of our future performance.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3250 Briarpark Drive, Suite 400,  Houston,  Texas 77042, and our telephone number is (832) 308-4000. We lease approximately 52,500 square feet of space under our Houston headquarters office lease. In addition, we lease approximately 41,300 square feet of office and warehouse space in north Houston. Furthermore, we lease approximately 25,500 square feet in Frisco,  Texas, where we manage our EFT transaction processing operations.  We also lease spaces in Whippany, New Jersey and Minnetonka, Minnesota where we manage our merchant-owned businesses. Finally, we lease office space in Bethesda, Maryland, where we manage our Allpoint network operations.

In addition to our domestic office space, we lease office and storage spaces in the foreign countries in which we operate.  In the United Kingdom, we lease office space in Hatfield, Hertfordshire, England; two Green Team armored operations’ cash depot facilities located outside of London, England and Manchester, England; and warehouse space in Rotherham, England.  In Mexico, we lease office and warehouse space in Mexico City, Mexico. In Canada, we lease office space in Lethbridge, Alberta and Ottawa,  Ontario.

Our facilities are leased pursuant to operating leases for various terms and we believe they are adequate for our current use. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3.  LEGAL PROCEEDINGS

For a description of our material pending legal and regulatory proceedings and settlements, see Part II, Item 8. Financial Statements and Supplementary Data, Note 17, Commitments and Contingencies – Legal Matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol “CATM.”  As of February 19, 2013, there were 86 stockholders of record of our common stock.

Quarterly Stock Prices. The following table reflects the quarterly high and low sales prices for our common stock as reported on The NASDAQ Stock Market LLC:

1
	High	Low
2012
Fourth Quarter	$30.92	$22.20
Third Quarter	31.46	27.79
Second Quarter	30.25	24.77
First Quarter	28.50	23.70

2011
Fourth Quarter	$28.74	$19.74
Third Quarter	25.92	19.46
Second Quarter	23.61	18.57
First Quarter	20.50	16.40

Dividend Information. We have historically not paid, nor do we anticipate paying, dividends with respect to our common stock. For information on restrictions on our ability to pay dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities — Senior Subordinated Notes and – Revolving Credit Facility and Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt.

Stock Performance Graph. The following graph compares the five-year total return to holders of Cardtronics Inc.'s common stock, the NASDAQ Composite index (the “Index”), and a customized peer group of six companies that includes Coinstar, Inc., Euronet Worldwide, Inc., Global Cash Access Holdings, Inc., Heartland Payment Systems Inc., TNS, Inc. and WEX, Inc. (collectively, the “Peer Group”). We selected the Peer Group companies because they are publicly traded companies that: (i) are competitors for products and services; (ii) may experience similar market cycles to ours; (iii) may be tracked similarly by analysts; (iv) are in a generally comparable bracket of market capitalization and/or revenue to ours; and (v) compete for the specialized talent of our executives.

The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock, in our Peer Group, and the Index on December 31, 2007; (ii) investment in the Peer Group was weighted based on the returns of each individual company within the Peer Group according to their market capitalization at the beginning of the period; and (iii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cardtronics Inc., the NASDAQ Composite Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Cardtronics Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12

Cardtronics Inc.	$100.0	$12.76	$109.4	$175.07	$267.66	$234.82
NASDAQ Composite	$100.0	$59.03	$82.25	$97.32	$98.63	$110.78
Peer Group	$100.0	$48.09	$86.98	$102.33	$109.03	$140.67

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2012:

2

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (3)

October 1 – 31, 2012	1,950	$ 29.01	—	$—
November 1 – 30, 2012	9,712	$ 24.62	—	$—
December 1 – 31, 2012	496	$ 22.94	—	$—

_________

(1)

Represents shares surrendered to us by employees in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)	The price paid per share was based on the average high and low trading prices of our common stock on the dates that we repurchased shares from the employees under our 2007 Stock Incentive Plan.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our consolidated financial statements. As a result of acquisitions of businesses during the years presented below, our financial results are not comparable in all periods. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share information and number of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$780,449	$624,576	$532,078	$493,353	$493,014
Income (loss) from operations (1)	90,507	77,275	66,263	43,000	(38,118)
Net income (loss) (1) (2)	43,262	70,146	41,133	5,771	(72,397)
Net income (loss) attributable to controlling interests and available to common stockholders (1) (2)	43,591	70,233	40,959	5,277	(71,375)
Per Share Data:
Basic net income (loss) per common share	$0.97	$1.60	$0.98	$0.13	$(1.84)
Diluted net income (loss) per common share	$0.96	$1.58	$0.96	$0.13	$(1.84)
Basic weighted average shares outstanding	43,469,175	42,201,491	40,347,194	39,244,057	38,800,782
Diluted weighted average shares outstanding	43,875,332	42,886,780	41,059,381	39,896,366	38,800,782

Consolidated Balance Sheets Data:
Total cash and cash equivalents	$13,861	$5,576	$3,189	$10,449	$3,424
Total assets	768,892	712,801	455,315	460,404	480,828
Total long-term debt and capital lease obligations, including current portion	354,819	370,949	254,833	307,287	347,181
Total stockholders’ equity (deficit)	148,804	113,145	44,254	(1,290)	(19,750)

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$136,388	$113,325	$105,168	$74,874	$16,218
Cash flows from investing activities	(113,764)	(234,454)	(50,652)	(26,031)	(60,476)
Cash flows from financing activities	(14,084)	123,532	(62,150)	(42,232)	34,507

Operating Data (Unaudited):
Total number of ATMs (at period end):
ATM operations	56,395	48,105	33,116	32,413	32,050
Managed services	6,365	4,781	3,854	2,631	1,705
Total number of ATMs (at period end)	62,760	52,886	36,970	35,044	33,755

Total transactions (excluding managed services)	704,879	516,564	413,780	380,744	351,931
Total cash withdrawal transactions (excluding managed services)	443,381	318,615	253,890	241,928	225,846

____________

(1)	For the year ended December 31, 2008, amounts include a $50.0 million goodwill impairment charge associated with our United Kingdom operations.

(2)

For the years ended December 31, 2011 and 2010, amounts include $37.0 and $27.2 million, respectively, in income tax benefits.  The income tax benefit in 2011 related to a tax reporting change that was implemented in our United Kingdom operations, and the benefit in 2010 related to the reversal of previously-established valuation allowances on our domestic deferred tax assets. Additionally, 2010 includes a pre-tax charge of approximately $14.5 million related to certain charges associated with the refinancing of our outstanding debt obligations.

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

Our discussion and analysis includes the following topics:

•	Strategic Outlook

•	Developing Trends in the ATM and Financial Services Industry

•	Recent Events

•	Overview of Business

•	Results of Operations

•	Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements Issued but Not Yet Adopted

•	Commitments and Contingencies

Strategic Outlook

Over the past several years, we have expanded our operations through acquisitions, built an EFT transaction processing platform, launched our armored courier operation in the U.K., continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, expanded our relationships with leading financial institutions, grown our surcharge-free ATM network, which we refer to as the Allpoint network, and developed new product offerings such as managed ATM services.

During 2011, we completed four acquisitions: (1) in July, we acquired all of the outstanding securities of EDC ATM Subsidiary, LLC and Efmark Deployment I, Inc. (collectively referred to as “EDC”) from EDC Holding Company, LLC, which provided us with over 3,600 ATMs that are primarily located in well-known convenience store locations throughout the U.S.; (2) in August, we completed the acquisition of LocatorSearch, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek; (3) in October, we acquired Mr. Cash ATM Network, Inc. (“Mr. Cash”), a privately-held company with approximately 600 ATMs across Canada, which allowed us to expand our international presence into Canada; and (4) in November, we completed the acquisition of Access to Money, Inc. (“Access to Money”), a leading operator of ATMs, with approximately 10,000 mostly merchant-owned ATMs across the U.S., including both multi-unit regional retail chains and individual merchant ATM locations.

During 2012, we completed three additional acquisitions: (1) in January, we acquired certain assets from CTS, an ATM installation company in the U.K.; (2) in August, we acquired certain assets from ATM Network, Inc. (“ATM Network”), a Minnesota-based ATM operator of approximately 6,200 mostly merchant-owned ATMs; and (3) in December, we acquired Can-Do-Cash, Ltd. (“Can-Do-Cash”), a Canadian ATM operator of approximately 800 ATMs.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we will also continue to launch new products and services that will allow us to further leverage our existing ATM and financial services kiosk network.  In particular, we see opportunities to expand our operations through the following:

•

Increase our Number of Deployed Devices with Existing as well as New Merchant Relationships. We believe that there are significant opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe our expertise, national footprint, strong record of customer service, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading national and regional merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers position us to expand in international locations where these existing partners have operations.

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

•

Work with Non-Traditional Financial Institutions and Card Issuers to Further Leverage our Extensive ATM and Financial Services Kiosk Network. We believe that there are opportunities to develop or expand relationships with non-traditional financial institutions and card issuers, such as reloadable prepaid card issuers and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their new card offerings. Additionally, we believe that many of the prepaid debit card issuers that exist today in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored value prepaid debit cards to provide the customers of these issuers with convenient and surcharge-free access to cash.

•

Increase Transaction Levels at our Existing Locations. We believe that there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding, we are working on developing new initiatives to potentially drive incremental transactions over our existing ATM locations. Examples of this effort are our 2011 acquisition of LocatorSearch, which helps consumers find our ATMs, and the launch of FeeAlert in the third quarter of 2012, which enables financial institutions to help their customers save money by steering them toward nearby in-network ATMs and away from ATM fees. Additionally, we have existing programs and are working to develop additional and broader programs to steer the cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons, rewards, and other offers that tend to provide motivation for customers to visit our ATMs within our existing retail footprint. While we are in the early stages of fully developing and implementing many of these programs, we believe that these programs, when properly structured, can serve to benefit each party (i.e. the retailer, the financial institution, and the cardholder.) As a result, we expect to gain additional transaction volumes through these efforts.

•

 Develop and Provide Additional Services at our Existing ATMs. Service offerings by ATMs continue to evolve over time. Certain ATM models are now capable of providing numerous automated consumer financial services, including bill payments, check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services. Certain of our devices are capable of, and currently provide, these types of services. We believe these non-traditional consumer financial services offered by our devices, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide the convenience of branch banking in an off-premise retail setting. We also allow advertisers to place their messages on our ATMs equipped with third-party advertising software in both the United States and the United Kingdom. Offering additional services at our devices, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to develop additional products and services that can be delivered through our existing ATM network.

•

Pursue Additional Managed Services Opportunities. Over the last couple of years, we significantly expanded the number of ATMs that are operated under our managed services arrangement type.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee per cardholder or a set fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees are earned by the retailer or the financial institution. As a result, in this arrangement type, our revenues are partly protected from fluctuations in transaction levels of these machines and changes in network interchange rates. We plan to pursue additional managed services opportunities with leading merchants and financial institutions in the United States, as well as international opportunities as they arise, working with our customers to provide them with a customized solution that fits their needs.

•

Pursue International Growth Opportunities. We have invested significant amounts of capital in the infrastructure of our United Kingdom, Canada, and Mexico operations, and we plan to continue selectively increasing the number of our ATMs in these markets applying many of the aforementioned strategies. In 2011, we entered into the Canadian market with our acquisition of Mr. Cash, subsequently renamed Cardtronics Canada. We plan to expand our operations in Canada, primarily by expanding our ATM footprint in that market and establishing relationships with leading financial institutions. Additionally, we may expand our operations into selected other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market, and other risks associated with the international expansion.

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

Developing Trends in the ATM and Financial Services Industry

Increase in Surcharge-Free Offerings. Many U.S. banks providing banking services are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While owning a large ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially less cost than building their own ATM networks. These factors have led to an increase in bank branding and participation in surcharge-free networks, and we believe that there will be continued growth in such arrangements.

Increase in Usage of Stored-Value Prepaid Debit Cards. In the U.S., we have seen a proliferation in the issuance and acceptance of stored-value prepaid debit cards as a means for consumers to access their cash and make routine retail purchases. Based on published studies, the value loaded on stored-value prepaid cards such as open loop network-branded money and financial services cards, payroll cards, social security cards, and unemployment benefit cards, is expected to double in the next three years. These figures do not include card types less likely or unable to be used at ATMs such as gift cards, consumer incentive cards, and transit cards.

We believe that our network of ATMs and financial services kiosks, located in well-known retail establishments throughout the U.S., provides a convenient and cost-effective way for holders of such cards to access their cash and potentially conduct other financial services transactions. Furthermore, through our Allpoint network, we partner with financial institutions that issue and sponsor stored-value prepaid debit card programs on behalf of corporate entities and governmental organizations, and we are able to provide holders of such cards convenient, surcharge-free access to their cash. We believe that the number has increased significantly over the last couple of years and represents a significant portion of the year-over-year withdrawal transaction count gains that we have seen in the U.S.

Growth in Other Automated Consumer Financial Services. Approximately 75% of all ATM transactions in the U.S. are cash withdrawals, with the remainder representing other basic banking functions such as balance inquiries, transfers, and deposits. We believe that there are significant opportunities for a large non-bank ATM operator to provide additional financial services to customers, such as check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services through self-service kiosks. These additional consumer financial services would result in additional revenue streams for us and could ultimately result in increased profitability. However, it would require additional capital expenditures on our part to offer these services more broadly.

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

Growth in International Markets. In most regions of the world, ATMs are less common than in the U.S. We believe the ATM industry will grow faster in certain international markets, as the number of ATMs per capita in those markets increases and begins to approach the levels in the U.S. In addition, there has been a trend towards growth of off-premise ATMs in several international markets, including the U.K., Mexico, and Canada.

•

United Kingdom. The U.K. is the largest ATM market in Europe. Until the late 1990s, most U.K. ATMs were installed at bank and building society branches. Non-bank operators began to deploy ATMs in the U.K. in December 1998 when LINK (which connects the ATM networks of all U.K. ATM operators) allowed them entry into its network via arrangements between non-bank operators and the U.K. financial institutions. We believe that non-bank ATM operators have benefited in recent years from customer demand for more conveniently located cash machines, the emergence of internet banking with no established point of presence, and the closure of bank branches due to consolidation. According to LINK, approximately 65,600 ATMs were deployed in the U.K. as of June 2012 (latest statistics date), of which approximately 30,800 were operated by non-banks. The current number of ATMs has grown from approximately 36,700 ATMs in the U.K. in 2001, with less than 7,000 operated by non-banks. Similar to the U.S., electronic payment alternatives have gained popularity in the U.K. in recent years. However, cash is still the primary payment method preferred by consumers, representing approximately 55% of total transaction spending according to the UK Payments Administration Ltd’s UK Cash & Cash Machines 2012 publication. We expect to expand our operations in this market through new locations with existing merchant customers along with new merchants with whom we may acquire relationships.

•

Mexico.  Historically, surcharge fees were not allowed pursuant to Mexican law. In July 2005, the Mexican government approved a measure that allowed ATM operators to charge a fee to individuals withdrawing cash from their ATMs. However, effective May, 2010, the Central Bank of Mexico adopted new rules that required ATM operators to elect between receiving interchange fees from card issuers or surcharge fees from consumers. Cardtronics Mexico elected to assess a surcharge fee to the consumer rather than receive an interchange payment from the consumer’s financial institution (i.e., the card issuer). According to the Central Bank of Mexico, as of September 2012, Mexico had approximately 40,000 ATMs operating throughout the country, most of which were owned by national and regional banks.

•

Canada. We entered the Canadian market in October 2011 through our acquisition of Mr. Cash, and further expanded our presence in the country through our acquisition of Can-Do-Cash in December 2012. We expect to continue to acquire new ATM locations in this market and plan to leverage our U.S. operations to support our anticipated growth in this market. We believe that we can leverage our existing relationships with merchant retailers with whom we have significant existing relationships in place in the U.S. to service their Canadian operations, such as our expansion with 7-Eleven Canada during 2012. Furthermore, in 2012, we established a relationship with Scotiabank to provide vault cash in Canada, as well as brand the machines in 7-Eleven Canada with their logo. As we expand our footprint in Canada, we plan to further seek partnership with financial institutions in this market to implement bank branding and other financial services, similar to our bank branding and surcharge-free strategy in the U.S.

Increases in Surcharge Rates. As financial institutions in the U.S. increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets and with certain merchant customers as well. We also believe the higher surcharge rates make our surcharge-free offerings more attractive to consumers and other financial institutions. In 2009 and 2010, we saw significant increases in surcharge rates in the industry. Over the last few years, we have seen a slowing of surcharge rate increases and expect to see more modest increases in surcharge rates in the near future.

Decrease in Interchange Rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks over which the underlying transactions are routed.  Over the last couple of years, several networks in our U.S. segment have not only reduced the per transaction interchange paid to ATM deployers for transactions routed through their networks, but also increased the fees they charge ATM deployers to have access to their networks. These access fees are referred to as “acquirer fees.” As a result of these actions, we have experienced a decrease in the net interchange rate we receive on transactions performed at our ATMs.  During the second quarter of 2012, a major global network reduced the interchange it pays to ATM deployers and also increased the acquirer fees paid by ATM deployers. This network action also prompted some financial institutions to shift their transaction volume to lower interchange rate networks, further reducing our interchange revenues. If additional financial institutions move to take advantage of the lower interchange rate, or if additional networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits would be further negatively impacted.  We have taken certain measures to mitigate our exposure to interchange rate reductions by networks, including: (1) where possible, routing transactions through a preferred network such as the Allpoint network, where we have influence over the per transaction rate; (2) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers; (3) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners; and (4) other measures.

Additionally, interchange rates in the U.K., most of which are set by LINK, the U.K.’s primary ATM debit network, slightly declined as of January 1, 2012. LINK sets the interchange rates in the U.K. annually by using a cost-based methodology that incorporates interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2011 are considered for determining the 2013 interchange rate). As a result, the interchange revenues per transaction generated by certain of our ATMs in that market declined in 2012 and will further decline in 2013. In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands.  Transactions conducted on our ATMs from these cards, which currently represent less than 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively.  The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK.  Accordingly, if any major financial institutions in the U.K. were to decide to leave the LINK network in favor of Visa or MasterCard, such a move could further reduce the interchange revenues that we receive from the related withdrawal transactions conducted on our ATMs in that market.

Recent Events

Withdrawal Transaction and Revenue Trends – United States. For the year ended December 31, 2012, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 6.3% over the prior year. We define same-store ATMs as all ATMs that were continuously transacting for both the current period and the comparable period in the prior year to ensure the exclusion of any new growth or mid-month installations. We believe that the overall recent increase in transactions was primarily attributable to two factors: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings; and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments, as well as cashing of tax refunds during the first quarter of 2012 that were issued on prepaid cards. With respect to transaction increases driven by stored-value cards, the number of stored-value cards in circulation has increased, which has served to increase our potential customer base, as these stored-value cards are capable of being used at ATMs, and many of the individuals to whom the cards have been issued are traditionally unbanked or under-banked and have not historically been able to utilize ATMs. We expect to continue to see an increase in the number of stored-value cards in the future, which we believe will result in an increase in the number of cash withdrawal transactions being conducted on our domestic ATMs.

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

Financial Regulatory Reform in the United States. The Dodd-Frank Act, which contains broad measures aimed at overhauling financial regulations within the U.S., was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) have resulted in the creation of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFT networks for electronic POS debit transactions. ATM debit transactions were determined not to be subject to regulation under the Dodd-Frank Act. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as POS debit interchange. As potentially an indirect consequence, certain networks over which our ATM transactions are routed have reduced the net interchange paid to us. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer an attractive form of payment as they previously had been. Decreased profitability on POS debit transactions could cause banks to provide incentives to their customers to use other payment types, such as credit cards. We also believe that merchant retailers may continue to have a preference to receive cash as a form of payment. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing and future laws, and the resulting behavior by consumers and financial institutions, will ultimately have on our business.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.”  In the last year, MasterCard announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) for fraudulent cross-border transactions.  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurs in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, we do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1% of our U.S. transaction volume.  In February of 2013, Visa announced plans for a liability shift to occur in October of 2017 for all transactions types on domestic or international EMV-issued cards. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2015. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We are closely monitoring the migration toward the EMV standard, and all of our recent ATM deployments have been with ATMs that are EMV-ready. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations. However, we currently estimate that the total potential cost to make our entire current Company-owned U.S. ATM fleet fully compliant with the EMV standard is approximately $30 million to $35 million, a portion of which has already been planned for within the Company’s budget for 2013. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. Additionally, we could experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of this standard.

Withdrawal Transaction and Revenue Trends – United Kingdom. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging pay-to-use ATMs in the U.K., and as a result of this mix shift, along with a same-store transaction growth rate of 5% on this ATM type during the year ended December 31, 2012, our overall withdrawal transactions per ATM in the U.K. increased by 14% over the prior year. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues. However, interchange rates in the U.K., most of which are set by LINK, were reduced slightly as of January 1, 2012 and again as of January 1, 2013. The lower interchange rate has served to decrease the margin we earn on our free-to-use ATMs in this market.

Revenue Trends – Mexico. In October 2011, we were notified by a major global network that certain of our U.S. dollar-dispensing ATMs (“USD ATMs”) in Mexico were not in compliance with that network’s procedures for settling U.S. dollar-denominated transactions through PROSA-RED.  In September 2012, we successfully migrated all of our USD ATMs to a new process that allows us to continue operating these machines. This process has resulted in a reduction of the revenues and profits we earn from our USD ATMs in Mexico, although we do not expect that this change will have a material impact on our consolidated operational results in the future.

Expansion in Canada. We entered the Canadian market in October 2011 through our acquisition of Mr. Cash. Part of our initial strategy to grow in that market was to leverage existing relationships with merchant retailers with whom we have significant existing relationships in the U.S. During 2012, we executed a multi-year agreement with 7-Eleven, our largest merchant retail partner in the U.S., to be the exclusive ATM service provider for all of their stores in Canada. We also executed a contract with Scotiabank to place its bank brand on all of the 7-Eleven ATMs in Canada and included all of the 7-Eleven ATMs in Canada in our Allpoint network. Finally, in December 2012, we further expanded in Canada through our acquisition of Can-Do-Cash. We are actively seeking other similar expansion opportunities with existing and new merchant partners in this market.

Factors Impacting Comparability

Foreign Currency Exchange Rates. Our reported financial results are subject to fluctuations in exchange rates. With relatively minor fluctuations in the average rates between 2010 and 2012, our overall results have not been significantly positively or negatively impacted.

Acquisitions. The results of operations for any acquired entities during a particular year have been included in our consolidated results for that year since the respective dates of acquisition. Our results for the year ended December 31, 2012 include the effect of the acquisitions of CTS in January 2012, ATM Network in August 2012, and Can-Do-Cash in December 2012. Our results for the year ended December 31, 2011 include the effect of the acquisitions of EDC in July 2011, LocatorSearch in August 2011, Mr. Cash in October 2011, and Access to Money in November 2011.

Overview of Business

Cardtronics, Inc. provides convenient automated consumer financial services through its network of ATMs and multi-function financial services kiosks. As of December 31, 2012, we were the world’s largest retail ATM owner, providing services to approximately 62,800 devices throughout the U.S. (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the U.K., Mexico and Canada. Included in the number of devices in the U.S. are over 2,000 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers.

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

Company-owned Arrangements. Under a Company-owned arrangement, we own or lease the device and are responsible for controlling substantially all aspects of its operation. These responsibilities include what we refer to as first line maintenance, such as replacing paper, clearing paper or bill jams, resetting the device, resolving any telecommunications and power issues, or performing other maintenance activities that do not require a trained service technician. We are also responsible for what we refer to as second line maintenance, which includes more complex maintenance procedures that require trained service technicians and often involve replacing component parts. In addition to first and second line maintenance, we are responsible for arranging for cash, cash loading, cash reconciliation, supplies, transaction processing, telecommunications service, and all other services required for the operation of the device, other than electricity. We typically pay a fee, either periodically, on a per-transaction basis or a combination of both, to the merchant on whose premises the device is physically located. We operate a limited number of our Company-owned devices on a merchant-assisted basis. In these arrangements, we own the device and provide all transaction processing services, but the merchant is primarily responsible for providing and loading cash and performing first line maintenance.

Typically, we deploy our devices under Company-owned arrangements for our national and regional merchant customers. Our customers include 7-Eleven, CVS, Cumberland Farms, Hess, Safeway, Speedway, Sunoco, Target, Valero, and Walgreens in the U.S.; Asda, Bank of Ireland Group, BP, BT, Euro Garages Ltd., Martin McColl Ltd, Shell, Tates Ltd., and Welcome Break in the U.K.; OXXO in Mexico; and 7-Eleven in Canada. Because Company-owned locations are controlled by us (i.e., we control the on-line availability of the machines) and are usually located in major national chains, they are more likely candidates for additional sources of revenue such as bank branding. In addition, they generally offer higher transaction volumes and greater profitability, which we consider necessary to justify the upfront capital cost of installing such machines. As of December 31, 2012, we operated approximately 35,100 devices under Company-owned arrangements.

Merchant-owned Arrangements. Under a merchant-owned arrangement, a merchant owns the device and is generally responsible for its first-line maintenance and the majority of the operating costs; however, we generally continue to provide all transaction processing services, second-line maintenance, 24-hour per day monitoring and customer service, and, in some cases, retain responsibility for providing and loading cash. We typically enter into merchant-owned arrangements with smaller, independent merchant customers, but we now also have large retail merchant customers as a result of our acquisitions in the last couple of years. In situations where a merchant purchases a device from us, the merchant normally retains responsibility for providing cash for the device. Because the merchant bears more of the operating costs under this arrangement, the merchant typically receives a higher fee on a per-transaction basis than is the case under a Company-owned arrangement. In merchant-owned arrangements under which we have assumed responsibility for providing and loading cash and/or second line maintenance, the merchant receives a smaller fee on a per-transaction basis than in the typical merchant-owned arrangement. As of December 31, 2012, we operated approximately 21,300 devices under merchant-owned arrangements.

In the future, we expect the percentage of our Company-owned and merchant-owned arrangements to continue to fluctuate in response to the mix of devices we add through internal growth and acquisitions.

Managed Services. Over the last few years, we expanded the type of products we offer by providing various forms of managed services solutions. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining, as well as at times owning, their ATM fleets. Under these types of arrangements, we typically receive a fixed management fee per cardholder or a set fee per transaction in exchange for providing certain services, including monitoring, maintenance, cash management, customer service, and transaction processing. We do not receive surcharge and interchange fees in these arrangements, but rather those amounts are earned by our customer. Our customers include Carnival Corporation, The Kroger Co., and Travelex Currency Services Inc. As of December 31, 2012, we provided managed services solutions to approximately 6,400 ATMs.

Bank Branding. We also partner with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within our network. As of December 31, 2012,  over 18,300 of our domestic devices and approximately 500 of our ATMs in Canada were under contract with financial institutions to place their logos on those machines and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs. Our partners include BBVA Compass Bancshares, Inc., Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc., JPMorgan Chase Bank, N.A., Sovereign Bank, and PNC Bank, N.A.  in the U.S. In Mexico, we partner with Bansi and Banorte and in Canada, we partner with Scotiabank.

The Allpoint Network. Additionally, we own and operate the Allpoint network, the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has approximately 51,700 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the U.S., U.K., Puerto Rico and Mexico, approximately a quarter of our ATMs in Canada, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and EBT cards. Under these programs, the issuing financial institutions pay Allpoint a fee per card or per transaction in return for allowing the users of those cards surcharge-free access to the Allpoint network.

Electronic Funds Transfer (“EFT”) Transaction Processing. As of December 31, 2012, substantially all of our ATM fleet operated on our EFT transaction processing platform except for certain acquired ATMs during 2011 and 2012. Our EFT transaction processing capabilities provide us with the ability to control the processing of transactions conducted on our network and allow us to control the content of the information appearing on the screens of our devices, which increases the types of products and services that we are able to offer to financial institutions. For example, with the ability to control screen flow, we are able to offer customized branding solutions to financial institutions, including one-to-one marketing and advertising services at the point of transaction. Additionally, the transition of our devices to our own EFT transaction processing platform has provided us with operational cost savings in terms of lower overall processing costs.

As our EFT transaction processing efforts are focused on controlling the flow and content of information on the device screens, we typically rely on third-party service providers to handle the generic back-end connections to the EFT networks and limited funds settlement and reconciliation processes for our Company-owned accounts.

Armored Courier Services in the United Kingdom. We operate our own armored courier operation in the U.K., Green Team, with two secure cash depot facilities located outside of London, England and Manchester, England. As of December 31, 2012, this operation was servicing over 2,270 of our ATMs in the U.K. We believe this operation allows us to provide higher-quality and more cost-effective cash-handling services in that market and has proven to be an efficient alternative to third-party armored providers.

ATM Installation Services in the United Kingdom. As a result of our acquisition of an installation business in January 2012, we now also operate our own ATM installation operation in the U.K.

Components of Revenues, Cost of Revenues, and Expenses

Revenues

We derive our revenues primarily from providing ATM and automated consumer financial services and, to a lesser extent, from branding arrangements, surcharge-free network offerings, and sales of ATM equipment. We currently classify revenues into two primary categories: (1) ATM operating revenues and (2) ATM product sales and other revenues.

ATM Operating Revenues. We present revenues from ATM and automated consumer financial services, branding arrangements, surcharge-free network offerings and managed services as “ATM operating revenues” in our Consolidated Statements of Operations. These revenues include the fees we earn per transaction on our ATMs, fees we generate from bank branding arrangements and our surcharge-free network offerings, fees we earn on managed services arrangements, and fees earned from providing certain maintenance services. Our revenues from ATM services have increased rapidly in recent years due to the acquisitions we have completed, by unit expansion with our customer base, acquisition of new merchant relationships, and the growth of our Allpoint network.

ATM operating revenues primarily consist of the four following components: (1) surcharge revenue, (2) interchange revenue, (3) branding and surcharge-free network revenue, and (4) managed services revenue.

•

Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the type of arrangement under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. In the future, we expect that surcharge fees per surcharge-bearing transaction will vary depending upon the competitive landscape for surcharge fees at newly-deployed ATMs, the roll-out of additional branding arrangements, and future negotiations with existing merchant partners. For those ATMs that we own or operate that participate in surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who are participants of such networks; rather we receive interchange and branding or surcharge-free network revenues, which are further discussed below. For certain ATMs owned and primarily operated by the merchant, we do not receive any portion of the surcharge but rather the entire fee is earned by the merchant. In the U.K., ATM operators must either operate ATMs on free-to-use (surcharge-free) or on a pay-to-use (surcharging) basis. On free-to-use ATMs in the U.K., we only earn interchange revenue on withdrawal and other transactions, such as balance inquiries, that are paid to us by the customer’s financial institution through the ATM network in the U.K. On pay-to-use ATMs, we only earn a surcharge fee on withdrawal transactions and no interchange is paid to us by the cardholder’s financial institution, except for non-cash withdrawal transactions such as balance inquiries which is paid to us by the cardholder’s financial institution. In Mexico, domestic surcharge fees are generally similar to those charged in the U.S., except for machines that dispense U.S. dollars, where we charge an additional foreign currency convenience fee. Finally, in Canada, surcharge fees are comparable to those charged in the United States and we also earn an interchange fee that is paid to us by the cardholder’s financial institution.

•

Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM owned by another operator and for the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, with the remaining portion being retained by the EFT network. In the U.S., interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. On approximately 40% of our U.S. transactions, the interchange fees that we earn are set by the EFT networks and vary according to EFT network arrangements with financial institutions, as well as the type of transaction. Such fees are typically lower for balance inquiries and fund transfers and higher for withdrawal transactions. On the rest of our U.S. transactions, we have negotiated with the financial institution or network for the per transaction interchange fees that we earn. In the U.K., interchange fees are earned on all ATM transactions other than pay-to-use cash withdrawals. LINK sets the interchange rates in the U.K. annually by using a cost-based methodology that, among other costs, factors in the interest rates and cash costs from two years back (i.e., interest rates and other costs from 2011 are considered for determining the 2013 interchange rate). Currently, we do not receive interchange revenue from domestic transactions in Mexico due to rules promulgated by the Central Bank of Mexico, which became effective in May 2010.  These rules require ATM operators to choose between receiving an interchange fee from the consumer’s card-issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  In Canada, interchange fees are determined by Interac (the interbank network in Canada), and have remained at a constant rate over the past few years.

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

Under the Allpoint network, financial institutions who are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to most of our ATMs. These fees are meant to compensate us for the loss of surcharge revenues. Although we forego surcharge revenues on those transactions, we do continue to earn interchange revenues. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and EBT cards. Under these programs, the issuing financial institutions pay Allpoint either a per transaction fee or a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to the Allpoint network.

In addition to Allpoint, the ATMs that we operate in 7-Eleven stores, as well as select other merchant locations, participate in the CO-OP network, the nation’s largest surcharge-free network devoted exclusively to credit unions.

•

Managed services revenue. Under a managed service arrangement, we offer ATM-related services depending on the needs of our customers, including monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. Our customers, which include retailers and financial institutions, may also at times request that we own the ATM fleets. Under a managed services arrangement, all of the transaction-based surcharge and interchange fees are earned by our customer, whereas we typically receive a fixed management fee per ATM or a set fee per transaction for the services we provide.  This arrangement allows our customers to have greater flexibility to control the profitability per ATM by managing the surcharge fee levels.  Currently, we offer managed services in the U.S., U.K., and Canada, and plan to grow both domestically and internationally in the future.

In addition to the above, we also earn ATM operating revenues from the provision of more sophisticated financial services transactions at over 2,000 financial services kiosks that, in addition to standard ATM services, offer bill payment, check cashing, remote deposit capture, and money transfer services.

The following table presents the components of our total ATM operating revenues for the years indicated:

	2012	2011	2010
Surcharge revenue	47.2%	48.7%	51.2%
Interchange revenue	32.5	31.7	30.3
Bank branding and surcharge-free network revenues	16.1	15.6	15.6
Other ATM operating revenues, including managed services	4.2	4.0	2.9
Total ATM operating revenues	100.0%	100.0%	100.0%

Growth in our interchange revenues as a percentage of our total revenues over the past few years is principally being driven by a higher percentage of our U.K. segment operating under a free-to-use (interchange only) model and growth in our surcharge-free offerings in the U.S., both of which are partially offset by lower interchange rates earned on certain transactions in the U.K. and the U.S. Growth in our other ATM operating revenues is principally driven by an increase in the number of locations operating under a managed service arrangement.

ATM Product Sales and Other Revenues. We present revenues from the sale of ATMs and other non-transaction-based revenues as “ATM product sales and other revenues” in our Consolidated Statements of Operations. These revenues consist primarily of sales of ATMs and related equipment to merchants operating under merchant-owned arrangements, as well as sales under our value-added reseller (“VAR”) program with NCR. Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer. We expect to continue to derive a portion of our revenues from sales of ATMs in the future.

Cost of Revenues

Our cost of revenues primarily consists of those costs directly associated with transactions completed on our network of ATMs and financial services kiosks. These costs include merchant commissions, vault cash rental expense, other cost of cash, repairs and maintenance expense, communications expense, transaction processing fees, and direct operations expense. To a lesser extent, cost of revenues also includes those costs associated with the sales of ATMs. The following is a description of our primary cost of revenues categories:

•

Merchant Commissions. We pay our merchants a fee for allowing us an exclusive right to place our ATM at their location and that fee amount depends on a variety of factors, including the type of arrangement under which the device is placed, the type of location, and the number of transactions on that device. For the year ended December 31, 2012, merchant commissions represented 32.6% of our ATM operating revenues.

•

Vault Cash Rental Expense. We pay a fee to our vault cash providers for renting the cash that is maintained in our devices. As the fees we pay under our contracts with our vault cash providers are based on market rates of interest, changes in interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate swaps on varying amounts of our current and anticipated outstanding cash balances in our domestic operations through 2018 and in our U.K. operations through 2013. For the year ended December 31, 2012, vault cash rental expense, inclusive of our interest rate swap expense, represented 6.6% of our ATM operating revenues.

•

Other Costs of Cash. Other costs of cash includes all costs associated with the provision of cash for our devices except for rental expense, including armored courier services, insurance, cash reconciliation, associated wire fees, and other costs. For the year ended December 31, 2012, other costs of cash represented 9.2% of our ATM operating revenues.

•

Repairs and Maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the device. We typically use third parties with national operations to provide these services. Our primary maintenance vendors are NCR, Diebold, Burroughs, and Pendum. For the year ended December 31, 2012, repairs and maintenance expense represented 7.0% of our ATM operating revenues.

•

Communications. Under our Company-owned arrangements, we are responsible for expenses associated with providing telecommunications capabilities to the devices, allowing them to connect with the applicable EFT network.

•

Transaction Processing. We maintain our own EFT transaction processing platform, through which the majority of our ATMs are driven and monitored from these terminal-driving platforms.  We continue to pay fees to third-party processors to gateway transactions to the EFT networks for authorization by the cardholders’ financial institutions and to settle transactions.  As a result of acquisitions completed in the last few years, we have inherited transaction processing contracts with certain third-party providers that have varying lengths of remaining contractual terms. Over the next couple of years, we expect to convert ATMs currently operating under these contracts to our own EFT transaction processing platform.

•

Other Expenses. Other expenses primarily consists of direct operations expenses, which are costs associated with managing our network, including expenses for monitoring the devices, program managers, technicians, cash ordering and forecasting personnel,  and customer service representatives. Additionally, it includes personnel-related costs for maintaining our in-house armored courier operation and maintenance teams in our operations in the U.K.

•

Cost of ATM Product Sales. In connection with the sale of equipment to merchants and VAR, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses.

We define variable costs as those that vary based on transaction levels. The majority of merchant commissions, vault cash rental expense, and other costs of cash fall under this category. The other categories of cost of revenues are generally fixed in nature, meaning that any significant decrease in transaction volumes would lead to a decrease in the profitability of our operations, unless there was an offsetting increase in per-transaction revenues or decrease in our fixed costs. Although the majority of our operating costs are variable in nature, an increase in transaction volumes may lead to an increase in the profitability of our operations due to the economies of scale obtained through increased leveraging of our fixed costs and incremental preferential pricing obtained from our vendors. We exclude depreciation, accretion, and amortization of ATMs and ATM-related assets from our cost of ATM revenues.

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

Other Operating Expenses

Our other operating expenses include selling, general and administrative expenses related to salaries, benefits, advertising and marketing, professional services, and overhead. Acquisition-related costs, depreciation and accretion of the ATMs, ATM-related assets, and other assets that we own, amortization of our acquired merchant contracts, and other amortizable intangible assets are also components of our other operating expenses. We depreciate our capital equipment on a straight-line basis over the estimated life of such equipment and amortize the value of acquired intangible assets over the estimated lives of such assets.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Years Ended December 31,
	2012	2011	2010
Revenues:
ATM operating revenues	95.3%	95.6%	98.3%
ATM product sales and other revenues	4.7	4.4	1.7
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below) (1)	64.4	63.5	66.1
Cost of ATM product sales and other revenues	4.3	3.8	1.7
Total cost of revenues	68.7	67.3	67.7
Gross profit	31.3	32.7	32.3
Operating expenses:
Selling, general, and administrative expenses (2)	8.4	8.9	8.4
Acquisition-related expenses	0.4	0.8	—
Depreciation and accretion expense	7.9	7.7	8.0
Amortization expense (3)	2.8	2.9	2.9
Loss on disposal of assets	0.2	0.2	0.5
Total operating expenses	19.7	20.4	19.8
Income from operations	11.6	12.4	12.5
Other expense (income):
Interest expense, net	2.7	3.2	5.0
Amortization of deferred financing costs	0.1	0.2	0.4
Write-off of deferred financing costs and bond discounts	—	—	1.4
Redemption costs for early extinguishment of debt	—	—	1.4
Other income	(0.2)	(0.1)	(0.2)
Total other expense	2.6	3.3	7.9
Income before income taxes	9.0	9.1	4.5
Income tax expense (benefit) (4)	3.5	(2.1)	(3.2)
Net income	5.5	11.2	7.7
Net (loss) income attributable to noncontrolling interests	(0.0)	(0.0)	0.0
Net income attributable to controlling interests and available to common stockholders	5.6%	11.2%	7.7%

_______________

(1)     Excludes effects of depreciation, accretion, and amortization expense of $74.7 million, $59.3 million and $51.0 million for the years ended December 31, 2012,  2011,  and 2010, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.6%, 9.5%, and 9.6% for the years ended December 31, 2012,  2011,  and 2010, respectively.

(2)     Includes stock-based compensation expense of $10.2 million, $8.4 million, and $5.3 million for the years ended December 31, 2012,  2011, and 2010, respectively. The year ended December 31, 2012 includes the effect of $1.0 million in severance costs associated with the departure of our former U.K. Managing Director in November 2012.  The year ended December 31, 2010 includes $1.0 million of costs associated with the preparation and filing of a shelf registration statement and the completion of two secondary equity offerings, and $0.7 million in severance costs associated with a management reorganization.

(3)     Includes pre-tax impairment charges of $0.1 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively.

(4)     The year ended December 31, 2011 includes $37.0 million in income tax benefits that were realized as a result of a tax reporting change implemented with respect to our U.K. operations. The year ended December 31, 2010 includes $27.2 million in income tax benefits related to the reversal of previously-established valuation allowances on our domestic deferred tax assets.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated, excluding the effect of the acquisitions that were completed during the years presented for comparative purposes.

EXCLUDING ACQUISITIONS:	Years Ended December 31,
	2012	2011
Average number of transacting ATMs:
United States: Company-owned	22,949	21,125
United Kingdom	3,999	3,255
Mexico	2,797	2,897
Canada	338	105
Subtotal	30,083	27,382
United States: Merchant-owned	8,482	9,934
Average number of transacting ATMs – ATM operations	38,565	37,316

United States: Managed services (1)	5,257	4,319
United Kingdom: Managed services	21	18
Canada: Managed services	—	—
Average number of transacting ATMs – Managed services	5,278	4,337

Total average number of transacting ATMs	43,843	41,653

Total transactions (in thousands):
ATM operations	640,391	516,564
Managed services	36,722	26,107
Total transactions	677,113	542,671

Total cash withdrawal transactions (in thousands):
ATM operations	396,178	318,615
Managed services	22,971	17,241
Total cash withdrawal transactions	419,149	335,856

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	856	712

ATM operating revenues	$1,410	$1,310
Cost of ATM operating revenues (2)	937	866
ATM operating gross profit (2)(3)	$473	$444

ATM operating gross profit margin (2)(3)	33.5%	33.9%

(1)       Includes 2,704 and 2,523 ATMs for the years ended December 31, 2012 and 2011, respectively, for which we only provided EFT transaction processing services. We provided various other services to the remainder of the ATMs included in this number, including a combination of monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services depending on the needs of our customers.

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

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions that were completed in the years presented:

INCLUDING ACQUISITIONS:	Years Ended December 31,
	2012	2011
Average number of transacting ATMs:
United States: Company-owned	26,049	21,125
United Kingdom	3,999	3,255
Mexico	2,797	2,897
Canada	851	105
Subtotal	33,696	27,382
United States: Merchant-owned	17,773	9,934
Average number of transacting ATMs – ATM operations	51,469	37,316

United States: Managed services (1)	5,928	4,319
United Kingdom: Managed services	21	18
Canada: Managed services	25	—
Average number of transacting ATMs – Managed services	5,974	4,337

Total average number of transacting ATMs	57,443	41,653

Total transactions (in thousands):
ATM operations	704,879	516,564
Managed services	39,786	26,107
Total transactions	744,665	542,671

Total cash withdrawal transactions (in thousands):
ATM operations	443,381	318,615
Managed services	25,217	17,241
Total cash withdrawal transactions	468,598	335,856

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	718	712

ATM operating revenues	$1,177	$1,310
Cost of ATM operating revenues (2)	792	866
ATM operating gross profit (2)(3)	$385	$444

ATM operating gross profit margin (2)(3)	32.7%	33.9%

____________

(1)       Includes 2,704 and 2,523 ATMs for the years ended December 31, 2012 and 2011, respectively, for which we only provided EFT transaction processing services. We provided various other services to the remainder of the ATMs included in this number, including a combination of monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services depending on the needs of our customers.

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

Analysis of Results of Operations

Revenues

	For the Years Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, excluding percentages)
ATM operating revenues	$743,662	24.5%	$597,219	14.2%	$522,900
ATM product sales and other revenues	36,787	34.5%	27,357	198.1%	9,178
Total revenues	$780,449	25.0%	$624,576	17.4%	$532,078

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

ATM operating revenues. ATM operating revenues generated during the year ended December 31, 2012 increased $146.4 million from the year ended December 31, 2011. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	2011 to 2012 Variance
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$60,730	$(3,767)	$3,595	$60,558
Interchange revenue	25,880	22,784	3,390	52,054
Bank branding and surcharge-free network revenues	22,457	—	3,584	26,041
Managed services revenues	5,777	16	—	5,793
Other revenues	2,100	—	(103)	1,997
Total increase in ATM operating revenues	$116,944	$19,033	$10,466	$146,443

United States. During the year ended December 31, 2012, our U. S. operations experienced a $116.9 million, or 25%,  increase in ATM operating revenues compared to 2011. The acquisitions made in 2011 and 2012 contributed $73.7 million to this increase. The remaining $43.2 million increase was primarily due to a combination of growth achieved from several revenue sources, including: (1) increased surcharge revenue as a result of a higher machine count and an increase in surcharge transactions by 8% (excluding the increase from acquisitions); (2) increased interchange revenue as a result of an increase in withdrawal transactions by 13% (excluding the increase from acquisitions), partially offset by a decline in the per withdrawal interchange rate as there was an interchange rate reduction by a major network that became effective during the second quarter of 2012 and a shift of volume to lower interchange rate networks; (3) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and (4) an increase in managed services revenue as a result of the expansion of these services in the past year.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United States operations, see Recent Events – Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom. Our U.K. operations also contributed to the higher ATM operating revenues for the year ended December 31, 2012, which increased by $19.0 million, or 20%, from 2011.  This increase was primarily driven by higher interchange revenues as a result of 46% more free-to-use ATMs in that market, which was partially offset by slightly lower interchange rates and a decline in surcharge revenues.  The decrease in surcharge revenues is due to a combination of same-store surcharge transaction decreases on pay-to-use ATMs and fewer ATMs operated under this arrangement type. Excluding the unfavorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $20.3 million, or 21%, when compared to the same period in 2011.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our United Kingdom operations, see Recent Events – Withdrawal Transaction and Revenue Trends – United Kingdom above.

Other International. Our Other International operations experienced a $10.5 million, or 41%,  increase in revenues during the year ended December 31, 2012 over 2011.  The majority of the increase was attributable to our Canadian operations, which commenced with our acquisition of Mr. Cash in Canada in October 2011 and expanded in December 2012 with the addition of a significant new merchant contract in early 2012 and the acquisition of Can-Do-Cash, which was completed in December of 2012. ATM operating revenues in our Mexico operations remained relatively flat, primarily due to organic growth from bank branding, which was mostly offset by an adverse change in foreign currency exchange rates. Excluding the unfavorable effect of foreign currency exchange rate movement, revenues from our Mexico operations would have increased over the prior year by $1.1 million, as opposed to the actual reported $0.4 million decrease.

For additional information on the new ATM fee rules and recent trends that may impact the revenues generated by our Mexico operations, see Recent Events – Revenue Trends – Mexico above.

ATM product sales and other revenues. ATM product sales and other revenues for the year ended December 31, 2012  were  $9.4 million higher than those generated during the same period in 2011, primarily due to higher VAR program sales and equipment sales to merchants during the first half of 2012 for the continued replacement of certain noncompliant ATMs with the new regulations under the ADA that became effective during the first quarter of 2012. Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer. In 2013, we expect that revenues from our ATM product sales will be lower than 2012.

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

United Kingdom. Our United Kingdom operations experienced a $15.0 million, or 18%, increase in ATM operating revenues during 2011 when compared to 2010. This increase was due primarily to higher interchange revenues as a result of a 53% increase in the total number of transactions conducted on our ATMs in that market. The increased level of transactions was primarily attributable to three factors: (1) a 15% increase in the average number of transacting ATMs, which was the result of additional ATM deployments made throughout 2011 at locations of new and existing customers; (2) an 8% increase in the number of cash withdrawal transactions conducted on our free-to-use ATMs on a same-store basis; and (3) the conversion of many ATMs from surcharging to free-to-use during the past year, resulting in a higher percentage of our revenues being from this machine type. Conversely, we experienced a decline in surcharge revenues generated by our United Kingdom operations as a result of same-store transaction declines and the conversion discussed above. Excluding the favorable impact of foreign currency exchange rate movements between the two years, the total increase in ATM operating revenues during 2011 would have been $11.5 million, or 14%, when compared to 2010.

Other International. This segment includes the results of Mr. Cash (based in Canada) since the date of its acquisition on October 28, 2011, which contributed $0.4 million for the year ended December 31, 2011.  Offsetting the increase in ATM operating revenues from our Canada operations was a decrease in ATM operating revenues from our Mexico operations, as the decrease in interchange revenue was not fully offset by the increase in bank branding and other revenues during 2011.  The decrease in interchange revenue was attributable to a regulatory change by the Central Bank of Mexico, which went into effect in May 2010, and required ATM operators to choose between receiving an interchange fee from the consumer’s card issuing bank or a surcharge fee from the consumer. We elected to receive surcharge-only fees, which caused us to effectively no longer receive interchange fees after May 2010. The increase in bank branding revenues was a result of the new bank branding agreement with Banorte that was executed in the first quarter of 2011. Foreign currency exchange rate movements in Canada and Mexico had an insignificant impact on our consolidated revenues.

ATM product sales and other revenues. ATM product sales and other revenues for the year ended December 31, 2011 were significantly higher than those generated during 2010 due principally to increased equipment sales and higher VAR program sales. Prior to 2011, financial institutions and other businesses reduced their ATM purchases in response to the weak economic climate. However, new regulations under the ADA that became effective in 2012 drove the replacement of certain noncompliant ATMs and the increase in our VAR sales.

Cost of Revenues

	For the Years Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, excluding percentages)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$502,682	26.8%	$396,347	12.8%	$351,490
Cost of ATM product sales and other revenues	33,405	40.5%	23,768	167.0%	8,902
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$536,087	27.6%	$420,115	16.6%	$360,392

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the year ended December 31, 2012 increased $106.3 million from the year ended December 31, 2011. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	2011 to 2012 Variance
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$45,336	$6,733	$4,457	$56,526
Vault cash rental expense	8,138	(130)	432	8,440
Other costs of cash	7,159	3,920	2,168	13,247
Repairs and maintenance	8,910	1,242	351	10,503
Communications	2,880	527	343	3,750
Transaction processing	1,172	1,541	542	3,255
Stock-based compensation	27	—	—	27
Other expenses	6,874	3,160	553	10,587
Total increase in cost of ATM operating revenues	$80,496	$16,993	$8,846	$106,335

United States. During the year ended December 31, 2012, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our U.S. operations increased $80.5 million, or 27%, when compared to the cost incurred during 2011. The acquisitions made in 2011 and 2012 contributed approximately $54.4 million to this increase, with the remainder of the increase resulting from  a higher total machine count in the U.S. that we provide services to (including managed services) and higher transaction volumes on our ATMs, driven by organic revenue growth.

United Kingdom. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our U.K. operations increased during the year ended December 31, 2012 by $17.0 million, or by 23%, when compared to 2011. This overall increase was primarily due to the increased number of average transacting ATMs by 23%, the increase in total number of transactions conducted on our machines by 38% and an increase in employee-related costs. This increase was partially offset by lower interest rate swap payments made in 2012 compared to 2011 as a result of lower outstanding swap amounts during 2012, which is reflected in the Vault cash rental expense line above. Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in the cost of ATM operating revenues for the period would have been $18.0 million, or 24%, when compared to the same period in 2011.

Other International. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) from our Other International operations increased by $8.8 million during the year ended December 31, 2012 when compared to 2011 primarily due to the addition of our Canadian operations, which contributed $8.1 million to the increase.  The remaining $0.7 million was a result of higher variable expenses in our Mexico operations associated with higher revenues on a constant-currency basis in this market compared to the same period in the prior year. On a constant-currency basis, the cost of ATM operating revenues in Mexico would have been higher by an additional $1.3 million compared to the same period last year.

Cost of ATM product sales and other revenues. Consistent with the 35% increase in ATM product sales and other revenues discussed above was a 41% increase in the cost of ATM product sales and other revenues during the year ended December 31, 2012 compared to the same period in 2011. These increases were primarily due to higher equipment and VAR program sales during the first half of the year.

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

United States. During the year ended December 31, 2011, our United States operations experienced a $32.1 million increase in cost of ATM operating revenues when compared to the same period in 2010. As was the case with the increase in ATM revenues explained above, the acquisitions completed in the second half of 2011 contributed to $24.4 million of the increase. The remaining $7.7 million increase was primarily due to a higher total machine count and higher transaction volumes on our domestic devices. $2.4 million of the increase included in Other expenses in the table above was related to payments made to third parties for transactions on their ATMs through our Allpoint network. The higher vault cash rental expense resulted from higher average cash balances outstanding and additional interest rate swap contracts entered into in January 2011 that extended our interest rate hedging program. The remainder of the costs of ATM operating revenues generally increased as a result of a higher total machine count in the United States for which we provide services (including managed services). The cost increases were partially offset by a decrease in transaction processing expense due to the conversion of our ATMs located in 7-Eleven locations to our EFT processing platform from a third-party processor during 2010.

United Kingdom. Our United Kingdom operations experienced an overall increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) by $12.7 million during 2011 when compared to 2010. This overall increase was due primarily to the 15% year-over-year increase in the number of average transacting ATMs associated with these operations, increased cash losses due to theft, and an increase in employee-related costs.  As noted above in our discussion of revenues, the majority of our newly-deployed ATMs in the U.K. market are high transacting, free-to-use ATMs, which frequently carry increased operating costs due to the higher amounts of cash and more frequent fill rates that are required to keep them operating.  Also contributing to the increased cost of ATM operating revenues was an increase in employee-related costs for the additional personnel to operate a second cash depot for Green Team, our United Kingdom operations’ armored courier operation, which is included in Other expenses above. The foreign currency exchange rate movements between periods also significantly contributed to the overall increase in cost of ATM operating revenues, which contributed $2.7 million of the increase.

Other International.  As noted above in our discussion of revenues, this segment includes the results of Mr. Cash (in Canada) from the date of acquisition, which increased the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) by $0.3 million for the year ended December 31, 2011, which was offset by a decrease of $0.3 million from our Mexico operations.  The decrease in Mexico was primarily due to a 25% decrease in the number of surcharge transactions conducted on our ATMs in that market, which was mainly attributable to the change in regulations which effectively lowered our merchant commission expenses compared to the prior year. The impact of exchange rate movements had an insignificant impact on our consolidated costs of revenues.

Cost of ATM product sales and other revenue. Relatively consistent with the 198.1% increase in ATM product sales and other revenues discussed above, the cost of ATM product sales and other revenues increased by 167.0% during 2011 when compared to 2010 primarily due to the increased equipment and VAR program sales during the period to comply with the new ADA rules.

Gross Profit Margin

	For the Years Ended December 31,
	2012	2011	2010
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.4%	33.6%	32.8%
Inclusive of depreciation, accretion, and amortization	22.4%	23.7%	23.0%
ATM product sales and other revenues gross profit margin	9.2%	13.1%	3.0%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	31.3%	32.7%	32.3%
Inclusive of depreciation, accretion, and amortization	21.7%	23.2%	22.7%

ATM operating gross profit margin. For the year ended December 31, 2012, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization decreased by 1.2 percentage points when compared to 2011. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization decreased by 1.3 percentage points during the year ended December 31, 2012 when compared to 2011. These decreases were primarily attributable to lower margins on the acquired businesses during the last two years and as a result of lower interchange rates earned on our United States transactions. Excluding the impact of acquisitions, our ATM operating margin decreased by approximately 0.4 percentage points during the year ended December 31, 2012 when compared to 2011,  primarily as a result of the interchange rate reductions that took effect during the second quarter of 2012 and start-up costs associated with new ATMs deployed this year.

We expect that our gross profit margin in 2013 will be up slightly relative to the year ended December 31, 2012.

ATM product sales and other revenues gross profit margin. For the year ended December 31, 2012, our gross profit margin on ATM product sales and other revenues decreased by 3.9 percentage points when compared to 2011. The decrease was due to slightly lower margins on VAR and equipment sales during the periods.

Selling, General, and Administrative Expenses

	For the Years Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$55,345	17.4%	$47,161	20.0%	$39,297
Stock-based compensation	10,180	20.9%	8,421	59.4%	5,284
Acquisition-related expenses	3,332	(29.8)%	4,747	100.0%	—
Total selling, general, and administrative expenses	$68,857	14.1%	$60,329	35.3%	$44,581

Percentage of total revenues:
Selling, general, and administrative expenses	7.1%		7.6%		7.4%
Stock-based compensation	1.3%		1.3%		1.0%
Acquisition-related expenses	0.4%		0.8%		0.0%
Total selling, general, and administrative expenses	8.8%		9.7%		8.4%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the year ended December 31, 2012, SG&A expenses, excluding stock-based compensation, increased $8.2 million when compared to 2011. This increase was due to: (1) higher employee-related costs compared to the same periods last year due to increased headcount, including employees added from the acquisitions completed during 2011 and 2012; (2) increased incentive-based compensation; and (3) higher marketing expenses. Additionally, for the year ended December 31, 2012, we recognized a $1.0 million expense associated with the departure of our former U.K. Managing Director in November 2012.

For the year ended December 31, 2011, SG&A expenses, excluding stock-based compensation, increased $7.9 million when compared to 2010. This increase was due to the same reasons as the increase between 2012 and 2011, as well as higher professional costs.

Stock-based compensation. The yearly increases in stock-based compensation over the past three years were due to the issuance of additional shares of restricted stock awards and units. Particularly, during the first quarter of 2011 and 2012, we issued awards under our 2011 and 2012 Long Term Incentive Plans (collectively, “LTIPs”), which initially vest based on performance-based requirements followed by continued service-based vesting requirements. Although these awards are not considered to be earned and outstanding when initially granted, we recognize the compensation expense related to these awards based on the ultimate awards we expect employees to earn as a result of our performance at the conclusion of the performance period. For additional details on these equity awards, see Item 8. Financial Statements and Supplementary Data, Note 3, Stock-Based Compensation. In 2013, we expect that our stock-based compensation costs will further increase due to additional equity grants that were made throughout 2012 and additional equity grants that are planned for 2013.

Acquisition-related expenses.    Costs associated with the acquisitions in 2011 and 2012 were expensed as incurred as required by the accounting standards. These costs included professional fees, such as legal and accounting fees, incurred to execute the acquisitions, severance payments made to employees of acquired businesses, and other non-recurring costs associated with the execution and integration of the acquisitions.

Depreciation and Accretion Expense

	For the Years Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, excluding percentages)
Depreciation expense	$58,897	28.8%	$45,716	13.9%	$40,126
Accretion expense	2,602	15.9%	2,246	(13.5)%	2,598
Depreciation and accretion expense	$61,499	28.2%	$47,962	12.3%	$42,724

Percentage of total revenues:
Depreciation expense	7.5%		7.3%		7.5%
Accretion expense	0.3%		0.4%		0.5%
Depreciation and accretion expense	7.9%		7.7%		8.0%

For the year ended December 31, 2012, depreciation expense increased when compared to 2011 primarily as a result of the deployment of additional Company-owned ATMs over the past year to facilitate our organic ATM unit growth. Our total Company-owned ATM count increased by approximately 14% over the past year, from approximately 32,000 as of December 31, 2011 to approximately 36,500 as of December 31, 2012. Additionally, our depreciation expense has increased as a result of new ATMs purchased to replace older non-ADA-compliant ATMs, and as a result of the acquisition of businesses completed during the last two years.  Accretion expense also increased as additional asset retirement obligations were set up in connection with the newly-deployed ATMs. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, the ATMs at certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

For the year ended December 31, 2011, depreciation expense increased 13.9% when compared to 2010.  This increase was primarily the result of the deployment of additional Company-owned ATMs throughout 2011, as well as the acquisition of assets completed during the year.  Accretion expense decreased slightly compared to 2010 due primarily to a change in estimate during 2011.

Amortization Expense

	For the Years Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, excluding percentages)
Amortization expense	$21,712	21.2%	$17,914	15.8%	$15,471

Percentage of total revenues	2.8%		2.9%		2.9%

Amortization expense is primarily comprised of the amortization of intangible assets related to merchant contracts and relationships associated with our acquisitions. The increase in amortization during the years ended December 31, 2012 and 2011 as compared to the prior years was primarily due to the addition of intangible assets as a result of the acquisitions completed during 2011 and 2012.

Loss on Disposal of Assets

	For the Years Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, excluding percentages)
Loss on disposal of assets	$1,787	82.2%	$981	(62.9)%	$2,647

Percentage of total revenues	0.2%		0.2%		0.5%

We recognized lower losses on disposal of assets during the years ended December 31, 2012 and 2011 as compared to 2010, mostly as a result of a decrease in the number of assets that we removed in the past two years.  However, the loss on disposal of assets for the year ended December 31, 2012 was higher than 2011 due primarily to the replacement of non-ADA-compliant ATMs in the U.S.

Interest Expense, Net

	For the Years Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, excluding percentages)
Interest expense, net	$21,161	5.2%	$20,116	(24.5)%	$26,629
Amortization of deferred financing costs	896	(9.8)%	993	(51.1)%	2,029
Total interest expense, net	$22,057	4.5%	$21,109	(26.3)%	$28,658

Percentage of total revenues	2.8%		3.4%		5.4%

Interest expense, net. Interest expense, net, increased during the year ended December 31, 2012 when compared to 2011 due to borrowings under our revolving credit facility to fund the acquisitions made during the year, which resulted in a year-over-year increase in average debt outstanding during the year.  Interest expense, net, decreased during the year ended December 31, 2011, compared to 2010, due to the reduction in the average balances outstanding and the interest rate on our senior subordinated notes as a result of a series of transactions completed in the third quarter of 2010. Our total debt outstanding was also significantly lower for the first half of 2011 compared to the first half of the prior year; however, in July 2011, we borrowed $145.0 million under our revolving credit facility to fund the EDC acquisition and made subsequent additional borrowings to fund other acquisitions completed during the second half of 2011, which resulted in a year-over-year increase in debt outstanding over the last five months of 2011. For additional details, see Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt.

Amortization of deferred financing costs. Amortization of deferred financing costs during the year ended December 31, 2012 decreased when compared to 2011 due to the write off of certain deferred financing costs as a result of the modification of our $250.0 million revolving credit facility in July 2011, as described below in Write-off of Deferred Financing Costs and Bond Discounts and Redemption Costs for Early Extinguishment of Debt.  However, related to these refinancing activities, we capitalized approximately $1.7 million of costs incurred in conjunction with entering into our new revolving credit facility in 2010 and approximately $3.7 million of costs incurred in conjunction with the issuance of our $200.0 million 8.25% senior subordinated notes due 2018 (“2018 Notes”), which are being amortized over the underlying term of the agreement. Additionally, because the 2018 Notes were issued at par, we no longer have amortization expense related to bond discounts. Finally, in connection with a credit facility modification during the third quarter of 2011, an additional $0.7 million was deferred which is being amortized through the facility termination date of July 2016.

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

Income Tax Expense (Benefit)

	For the Years Ended December 31,
	2012	% Change	2011	% Change	2010
	(In thousands, excluding percentages)
Income tax expense (benefit)	$27,009	(305.0)%	$(13,176)	23.1%	$(17,139)

Effective tax rate	38.4%		(23.1)%		(71.4)%

    Income tax expense for the year ended December 31, 2012 primarily relates to consolidated income generated during the year in our domestic and Canada operations.  For U.S. federal tax purposes, our U.K. operation is considered to be a branch of our U.S. operations, and as a result the operating loss generated by our U.K. operation in 2012 reduced our U.S. federal income tax provision. In 2012, we recorded operating losses in our Mexico and United Kingdom operations for which we did not record a local tax benefit, as a result of carrying valuation allowances on those foreign deferred tax assets. We will continue to maintain valuation allowances for our local net deferred tax asset positions in the United Kingdom and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized.  We had approximately $63.3 million ($7.5 million recorded on our Balance Sheet) of United States federal net operating loss carryforwards for federal income tax purposes as of December 31, 2012. We recognized net income tax benefits during the year ended December 31, 2011 due to our tax reporting change with respect to our United Kingdom operations in the third quarter of 2011. We also recognized a net tax benefit in 2010 as a result of the reversal of valuation allowances on our domestic deferred tax assets during that year.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 18, Income Taxes.

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

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. EBITDA and Adjusted EBITDA also excludes certain other non-operating costs, loss on asset disposal, our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures, and an adjustment for noncontrolling interest. Adjusted Net Income represents net income computed in accordance with GAAP, before amortization expense, loss on disposal of assets, stock-based compensation expense and certain other expense (income) and acquisition-related costs, and using an assumed 35% tax rate, with certain adjustments for noncontrolling interests. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by average weighted diluted shares outstanding calculated in accordance with GAAP.

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

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA and Adjusted Net Income

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, excluding share and per share amounts)
Net income attributable to controlling interests	$43,591	$70,233	$40,959
Adjustments:
Interest expense, net	21,161	20,116	26,629
Amortization of deferred financing costs	896	993	2,029
Write-off of deferred financing costs and bond discounts	—	—	7,296
Redemption costs for early extinguishment of debt	—	—	7,193
Income tax expense (benefit)	27,009	(13,176)	(17,139)
Depreciation and accretion expense	61,499	47,962	42,724
Amortization expense	21,712	17,914	15,471
EBITDA	$175,868	$144,042	$125,162

Add back:
Loss on disposal of assets	1,787	981	2,647
Other income (1)	(1,830)	(849)	(1,004)
Noncontrolling interests (2)	(1,668)	(1,897)	(1,984)
Stock-based compensation expense (3)	11,072	9,283	5,998
Acquisition-related costs (4)	3,332	4,747	—
Other adjustment to selling, general, and administrative expenses (5)	972	—	—
Adjusted EBITDA	$189,533	$156,307	$130,819
Less:
Interest expense, net (3)	20,990	19,771	26,161
Depreciation and accretion expense (3)	59,983	46,465	41,322
Adjusted pre-tax income	108,560	90,071	63,336
Income tax expense (at 35%) (6)	37,996	31,525	22,168
Adjusted Net Income	$70,564	$58,546	$41,168

Adjusted Net Income per share	$1.62	$1.39	$1.02
Adjusted Net Income per diluted share	$1.61	$1.37	$1.00

Weighted average shares outstanding – basic	43,469,175	42,201,491	40,347,194
Weighted average shares outstanding – diluted	43,875,332	42,886,780	41,059,381

(1)	Amounts exclude unrealized and realized (gains) losses related to derivatives not designated as hedging instruments.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our 51% ownership interest in the Adjusted EBITDA of our Mexico subsidiary.
(3)	Amounts exclude 49% of the expenses incurred by our Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.
(4)	Acquisition-related costs include non-recurring costs incurred for professional and legal fees and certain transition and integration-related costs, related to recent acquisitions.
(5)	Amount related to severance costs associated with the departure of our former U.K. Managing Director in November 2012.
(6)	35% represents our estimated long-term, cross-jurisdictional effective cash tax rate.

Reconciliation of Free Cash Flow

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash provided by operating activities	$136,388	$113,325	$105,168
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(92,803)	(66,886)	(50,652)
Capital expenditures financed by direct debt	—	—	(542)
Free cash flow	$43,585	$46,439	$53,974

Liquidity and Capital Resources

Overview

As of December 31, 2012, we had $13.9 million in cash and cash equivalents on hand and $354.8 million in outstanding long-term debt.

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

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we expect to continue to generate positive free cash flows in 2013 and beyond, we expect to continue repaying the amounts outstanding under our revolving credit facility. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities was $136.4 million, $113.3 million, and $105.2 million for the years ended December 31, 2012,  2011, and 2010, respectively. The primary reason for the year-over-year increases was the generation of substantially higher operating profits.

Investing Activities

Net cash used in investing activities totaled $113.8 million, $234.5 million, and $50.7 million for the years ended December 31, 2012,  2011, and 2010, respectively. The higher cash amounts used in 2012 and 2011 were primarily the result of the amounts paid for acquisitions made during those years, including $145.0 million for the EDC acquisition in 2011. Additionally, during 2012, we significantly expanded our Company-owned ATM fleet and also upgraded a significant number of existing ATMs.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for 2013 will total approximately $70 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts and enhance our existing devices with additional functionalities. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material and may be funded by additional borrowings.

Financing Activities

Net cash (used in) provided by financing activities was $(14.1) million, $123.5 million, and $(62.2) million for the years ended December 31, 2012,  2011, and 2010, respectively. For the year ended December 31, 2012, we used the surplus of our operating cash flows above our investing outflows to repay a portion of our revolving credit facility. In 2011, we borrowed $167.6 million under our amended revolving credit facility to pay for the EDC acquisition and our other 2011 acquisitions. The borrowings to finance the 2011 acquisitions were partially offset by repayments on our outstanding long-term debt during the period, attributable to operating cash flows in excess of our capital expenditures and by the receipt of approximately $11.4 million from the proceeds from exercises of stock options during the year. In 2010, we used our excess cash from operations after capital expenditures along with incremental borrowings under our revolving credit facility to fund the reduction of our senior subordinated notes outstanding in 2010 and reduce our total debt outstanding.

Financing Facilities

As of December 31, 2012, we had approximately $354.8 million in outstanding long-term debt, which was primarily comprised of: (1) $200.0 million of 2018 Notes, (2) $152.0 million in borrowings under our revolving credit facility, and (3) $2.8 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

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

As of December 31, 2012, we were in compliance with all applicable covenants required under the 2018 Notes.

Revolving Credit Facility. We have a  $250.0 million revolving credit facility that is led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This facility, which was entered into on July 15, 2010 and amended on July 25, 2011, provides us with $250.0 million in available borrowings (subject to the covenants contained within the facility) and has an expiration date of July 2016. The facility contains the ability to further increase the borrowing capacity to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants and other conditions.

Borrowings under our revolving credit facility bear interest at a variable rate based upon our total leverage ratio and the LIBOR or Alternative Base Rate (as defined in the agreement) at our option. Additionally, we are required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of all of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (1) limitations on the amount of senior debt and total debt that we can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the facility. Under the amended credit agreement, these limitations are generally governed by a senior leverage ratio test and a fixed charge ratio covenant.

As of December 31, 2012, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.2%. Additionally, as of December 31, 2012, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of December 31, 2012, we had $95.9 million in available borrowing capacity under the $250.0 million revolving credit facility.

Other Borrowing Facilities

•

Bank Machine overdraft facility. Bank Machine has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of December 31, 2012) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general operating purposes for our U.K. business. As of December 31, 2012, there were no amounts outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility discussed above.

•

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have remaining balances as of December 31, 2012. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.05%, were utilized for the purchase of ATMs to support the growth in our Mexico operations. As of December 31, 2012, approximately $36.4 million pesos ($2.8 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of December 31, 2012, the total amount of these guarantees was $18.6 million pesos ($1.4 million U.S.).

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

Contractual Obligations

The following table reflects our significant contractual obligations and other commercial commitments as of December 31, 2012:

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Long-term debt obligations:
Principal (1)	$1,482	$1,297	$40	$152,000	$—	$200,000	$354,819
Interest (2)	20,086	19,939	19,872	18,326	16,500	11,000	105,723
Operating leases	3,139	2,917	2,669	2,014	1,981	4,343	17,063
Merchant space leases	4,659	3,358	1,524	584	174	151	10,450
Other (3)	7,887	756	690	—	—	—	9,333
Total contractual obligations	$37,253	$28,267	$24,795	$172,924	$18,655	$215,494	$497,388

____________

(1)

Represents the $200.0 million face value of our senior subordinated notes, $152.0 million outstanding under our revolving credit facility, and $2.8 million outstanding under our Mexico equipment financing facilities.

(2)

Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2012, assuming current interest rates and consistent amount of debt outstanding over the periods presented in the table above.

(3)

Represents commitment to purchase $6.8 million of ATM equipment and ATM parts for our United States and United Kingdom segments in 2013, and $2.5 million of minimum service requirement for certain processing fees over the next three years.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this 2012 Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Item 8. Financial Statements and Supplementary Data, Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Goodwill and Intangible Assets. We have accounted for our acquisitions of the 7-Eleven Financial Services Business, E*TRADE Access, Bank Machine, ATM National, LLC, EDC, LocatorSearch, Access to Money, Mr. Cash, CTS, ATM Network, and Can-Do-Cash as business combinations. Additionally, we have accounted for our majority (51.0%) interest in CCS Mexico (i.e., Cardtronics Mexico), as a business combination as well. Accordingly, the amounts paid for such acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. Intangible assets that met the criteria established by U.S. GAAP for recognition apart from goodwill included the acquired ATM operating agreements and related customer relationships, branding agreements, the Bank Machine and Allpoint (via the ATM National, Inc. acquisition) trade names, and the non-compete agreements entered into in connection with certain acquisitions.

The excess of the cost of the above acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed is reflected as goodwill in our consolidated financial statements. As of December 31, 2012, our goodwill balance totaled $285.7 million, $104.2 million of which related to our acquisition of EDC, $84.5 million of which related to our acquisition of E*TRADE Access, $62.2 million of which related to our acquisition of the 7-Eleven Financial Services Business, $14.1 million of which related to our acquisition of Bank Machine, and $12.3 million of which related to our acquisition of ATM Network. The remaining balance was comprised of goodwill related to our other acquisitions. Other intangible assets, net, totaled $102.6 million as of December 31, 2012, and included the intangible assets described above, as well as deferred financing costs, exclusive license agreements, and upfront merchant site acquisition costs.

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead tested at least annually for impairment, and intangible assets that have finite useful lives are amortized over their estimated useful lives. We follow the specific guidance provided in U.S. GAAP for testing goodwill and other non-amortized intangible assets for impairment. Although the Company adopted the recently established guidance that allows companies to first make qualitative assessments to determine whether it is more likely than not that the asset is impaired, the Company continues to perform quantitative assessments. The guidance requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Furthermore, this requirement exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future. We have determined the reporting units based on whether the components within our geographical segments were managed separately from the rest of the segment and if discrete financials were available for that component.  For the year ended December 31, 2012, we performed our annual goodwill impairment test for five separate reporting units: (1) the Company’s domestic reporting segment, excluding Allpoint; (2) the acquired Bank Machine (U.K.) operations; (3) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (4) the acquired ATM National operations (Allpoint); and (5) the acquired Canadian operations (Mr. Cash, subsequently renamed to Cardtronics Canada).

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

In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including: (1) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition; (2) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new bank branding arrangements; and (3) estimates regarding our ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value. During the years ended December 31, 2011 and 2010, we recorded approximately $0.1 million and $0.2 million, respectively, in additional amortization expense related to the impairments of certain previously-acquired merchant contract/relationship intangible assets associated with our U.S. reporting segment. We did not record any additional amortization expense during the year ended December 31, 2012.

Income Taxes. Income tax provisions are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and income before taxes and between the tax basis of assets and liabilities and their reported amounts in our financial statements. We include deferred tax assets and liabilities in our financial statements at currently enacted income tax rates. As changes in tax laws or rates are enacted, we adjust our deferred tax assets and liabilities our through income tax provision.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event we do not believe we will be able to utilize the related tax benefits associated with deferred tax assets, we record valuation allowances to reserve for the assets. We released the valuation allowance of approximately $27.2 million associated with our domestic deferred tax assets during the year ended December 31, 2010. We believe that it is more likely than not that we will be able to realize the benefits associated with our net deferred tax asset positions in the United States and did not record a valuation allowance in 2011 or 2012. During the years ended December 31, 2012 and 2011, we released approximately $2,800 and $43,000, respectively, in valuation allowances associated with our Mexico operations based on our determination that it was more likely than not that we will be able to realize the benefits associated with our net deferred tax asset positions in the future. In the United Kingdom, we established an additional $1.8 million and $1.4 million in valuation allowances for the years ended December 31, 2012 and 2011 respectively, to reserve for various deferred tax assets associated with that operation. Finally, in 2012, we released our valuation allowance recorded in 2011 related to our Canada operation as we believe we will be able to utilize the tax benefits associated with these deferred tax assets.

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

Share-Based Compensation. We calculate the fair value of stock-based instruments awarded to employees and directors on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including (1) the number of awards that may ultimately be granted to and forfeited by the recipients, (2) the expected term of the underlying awards, and (3) the future volatility associated with the price of our common stock. Such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2012, are outlined in detail in Item 8, Financial Statements and Supplementary Data, Note 3, Stock-Based Compensation.

Derivative Financial Instruments. We recognize all of our derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (1) whether such instruments have been designated (and qualify) as part of a hedging relationship, and (2) on the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These instruments are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. As of December 31, 2012,  all of our derivatives were designated as cash flow hedges, and, accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive loss line in the accompanying Consolidated Balance Sheet. Additionally, during the year ended December 31, 2012, we had derivatives that were designated as economic hedges, for which the gain or loss was recognized in the Consolidated Statements of Operations during the current period. The agreements for these economic hedges expired as of December 31, 2012. See Item 8, Financial Statements and Supplementary Data, Note 15, Derivative Financial Instruments for more details on our derivative financial instrument transactions.

New Accounting Pronouncements Issued but Not Yet Adopted

For information on new accounting pronouncements that had been issued as of December 31, 2012 but not yet adopted by us, see Item 8. Financial Statement and Supplementary Data, Note 1(v), New Accounting Pronouncements.

Commitments and Contingencies

We are subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows. See Item 8. Financial Statement and Supplementary Data, Note 17, Commitments and Contingencies for additional details regarding our commitments and contingencies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2012, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the U.S., the U.K., Mexico, and Canada. In the U.S. and the U.K., we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the U.S. and U.K. LIBOR rates, respectively. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).  In Canada, we pay interest to our vault cash providers based on the average amount of vault cash outstanding under a formula based on the Bankers Acceptance Rate in Canada.

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

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(in thousands)
$1,000,000	£25,000	$1,040,383	2.67%	January 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018

________

(1)     U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.62 to £1.00, which was the exchange rate in effect as of December 31, 2012.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our outstanding vault cash balances for the quarter ended December 31, 2012 (as we are invoiced monthly by the vault cash provider based on average balance outstanding) and assuming a 100 basis point increase in interest rates:

	Average Vault Cash Balance for the Quarter Ended December 31, 2012			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,780.1	$1,780.1		$17.8	$17.8		$10.3	$10.3
United Kingdom		£217.6	350.8		£2.2	3.5		£1.7	2.7
Mexico	p$	213.6	16.6	p$	2.1	0.2	p$	2.1	0.2
Canada	c$	62.1	62.7	c$	0.6	0.6	c$	0.6	0.6
Total			$2,210.2			$22.1			$13.8

Starting in 2013 and continuing for several years thereafter, our expected exposure to changes in interest rates on our outstanding vault cash balances is expected to be somewhat lower than is presented in the table above. This expected reduction in exposure to floating interest rates is primarily the result of forward-starting swaps, which increase our overall hedged position by $250.0 million in 2013 and an additional $250.0 million in 2014 on our vault cash balances outstanding in the U.S. These incremental swaps are partially offset by reductions in outstanding interest rate swap agreements related to the vault cash in our U.K. operations during the same time period. Our sensitivity to changes in interest rates in the U.K. is somewhat mitigated  by the interchange rate setting methodology that impacts the majority of our U.K. interchange revenue. Effectively, the interest rates and cash costs from two years back are considered for determining the interchange rate (i.e., interest rates and other costs from 2011 are considered for determining the 2013 interchange rate). As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with a lag. We expect some growth in outstanding vault cash balances as a result of expected future business growth, and we may continue to seek ways to mitigate our exposure to floating interest rates by engaging in additional interest rate swaps in the future.

As of December 31, 2012, we had a net liability of $108.1 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. All of these swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. However, certain interest rate swaps in the U.K., which expired as of December 31, 2012, were not accounted for as cash flow hedges. Accordingly, changes in the fair values of such swaps were recorded in other expense (income) in the accompanying Consolidated Statements of Operations. However, due to certain offsetting interest rate swap transactions that were entered into in December 2009, changes in the values of these swaps have not had a significant impact on our ongoing results of operations. Due to our determination that our domestic net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of December 31, 2012, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico or Canada, as we do not deem it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $152.0 million outstanding under our revolving credit facility as of December 31, 2012, an increase of 100 basis points in the underlying interest rate would have had a $1.5 million impact on our interest expense in the year then ended. However, there is no guarantee that we will not borrow additional amounts under the facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

Outlook. If we continue to experience low short-term interest rates in the U.S. and the U.K., it will be beneficial to the amount of interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the U.S. and the U.K.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income (loss) in our consolidated financial statements. As of December 31, 2012, this accumulated translation loss totaled approximately $24.6 million compared to approximately $27.1 million as of December 31, 2011.

Our consolidated financial results were not significantly impacted by the slight increase in the value of the British pound or the Canadian dollar relative to the U.S. dollar during the year ended December 31, 2012. Additionally, our consolidated financial results were not significantly impacted by a decrease in the value of the Mexican peso relative to the U.S. dollar for the year ended December 31, 2012 compared to the prior year period.  A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our U.K. operations’ operating income for the year ended December 31, 2012 would have been approximately $0.4 million. Similarly, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Mexican peso or the Canadian dollar for the year ended December 31, 2012, the effect upon the respective subsidiary’s operating income would have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of December 31, 2012, the intercompany payable balance from our U.K. operations to our U.S. parent company totaled $45.5 million, of which $7.5 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of December 31, 2012, the effect upon our Consolidated Statements of Operations would be approximately $0.8 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardtronics, Inc.:

We have audited Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardtronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cardtronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income ,stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston,  Texas

February 21, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardtronics, Inc.:

We have audited the accompanying consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardtronics, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Houston,  Texas

February 21, 2013

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$13,861	$5,576
Accounts and notes receivable, net of allowance of $476 and $171 as of December 31, 2012 and 2011, respectively	45,135	40,867
Inventory, net	4,389	3,517
Restricted cash	8,298	4,512
Current portion of deferred tax asset, net	13,086	26,902
Prepaid expenses, deferred costs, and other current assets	30,980	13,056
Total current assets	115,749	94,430
Property and equipment, net	236,238	191,331
Intangible assets, net	102,573	111,603
Goodwill	285,696	271,562
Deferred tax asset, net	26,468	23,101
Prepaid expenses, deferred costs, and other assets	2,168	20,774
Total assets	$768,892	$712,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$1,467	$2,317
Current portion of other long-term liabilities	24,386	25,101
Accounts payable	21,593	33,337
Accrued liabilities	80,112	77,948
Current portion of deferred tax liability, net	1,179	927
Total current liabilities	128,737	139,630
Long-term liabilities:
Long-term debt	353,352	368,632
Asset retirement obligations	44,696	34,517
Deferred tax liability, net	182	—
Other long-term liabilities	93,121	56,877
Total liabilities	620,088	599,656

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 50,569,875 and 49,745,989 shares issued as of December 31, 2012 and 2011, respectively; 44,641,224 and 43,999,443 shares outstanding as of December 31, 2012 and 2011, respectively	5	4
Additional paid-in capital	252,956	234,716
Accumulated other comprehensive loss, net	(105,085)	(83,902)
Retained earnings	57,861	14,270
Treasury stock; 5,928,651 and 5,746,546 shares at cost as of December 31, 2012 and 2011, respectively	(58,270)	(53,500)
Total parent stockholders’ equity	147,467	111,588
Noncontrolling interests	1,337	1,557
Total stockholders’ equity	148,804	113,145
Total liabilities and stockholders’ equity	$768,892	$712,801

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)

	Years Ended December 31,
	2012	2011	2010

Revenues:
ATM operating revenues	$743,662	$597,219	$522,900
ATM product sales and other revenues	36,787	27,357	9,178
Total revenues	780,449	624,576	532,078
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1(b))	502,682	396,347	351,490
Cost of ATM product sales and other revenues	33,405	23,768	8,902
Total cost of revenues	536,087	420,115	360,392
Gross profit	244,362	204,461	171,686
Operating expenses:
Selling, general, and administrative expenses	65,525	55,582	44,581
Acquisition-related expenses	3,332	4,747	—
Depreciation and accretion expense	61,499	47,962	42,724
Amortization expense	21,712	17,914	15,471
Loss on disposal of assets	1,787	981	2,647
Total operating expenses	153,855	127,186	105,423
Income from operations	90,507	77,275	66,263
Other expense (income):
Interest expense, net	21,161	20,116	26,629
Amortization of deferred financing costs	896	993	2,029
Write-off of deferred financing costs and bond discounts	—	—	7,296
Redemption costs for early extinguishment of debt	—	—	7,193
Other income, net	(1,821)	(804)	(878)
Total other expense	20,236	20,305	42,269
Income before income taxes	70,271	56,970	23,994
Income tax expense (benefit)	27,009	(13,176)	(17,139)
Net income	43,262	70,146	41,133
Net (loss) income attributable to noncontrolling interests	(329)	(87)	174
Net income attributable to controlling interests and available to common stockholders	$43,591	$70,233	$40,959

Net income per common share – basic	$0.97	$1.60	$0.98
Net income per common share – diluted	0.96	1.58	0.96

Weighted average shares outstanding – basic	43,469,175	42,201,491	40,347,194
Weighted average shares outstanding – diluted	43,875,332	42,886,780	41,059,381

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2012	2011	2010

Net income	$43,262	$70,146	$41,133
Unrealized losses on interest rate swap contracts, net of income tax benefit of $14,811, $11,219, and $1,383 for the years ended December 31, 2012, 2011, and 2010, respectively	(23,684)	(18,283)	(5,286)
Foreign currency translation adjustments	2,501	(566)	(2,149)
Other comprehensive loss	(21,183)	(18,849)	(7,435)
Total comprehensive income	22,079	51,297	33,698
Less: comprehensive (loss) income attributable to noncontrolling interests	(220)	(306)	261
Comprehensive income attributable to controlling interests	$22,299	$51,603	$33,437

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings (Accumulated Deficit)	Treasury Stock	Non-controlling Interests	Total
Balance, January 1, 2010:	40,901	$4	$200,323	$(57,618)	$(96,922)	$(48,679)	$1,602	$(1,290)
Issuance / (Redemption) of capital stock	1,932	—	7,391	—	—	(1,672)	—	5,719
Stock-based compensation expense	—	—	6,040	—	—	—	—	6,040
Unrealized losses on interest rate swaps, net of income tax benefit of $1,383	—	—	—	(5,286)	—	—	—	(5,286)
Net income attributable to controlling interests	—	—	—	—	40,959	—	—	40,959
Net income attributable to noncontrolling interests	—	—	—	—	—	—	174	174
Foreign currency translation adjustments	—	—	—	(2,149)	—	—	87	(2,062)
Balance, December 31, 2010:	42,833	$4	$213,754	$(65,053)	$(55,963)	$(50,351)	$1,863	$44,254
Issuance / (Redemption) of capital stock	1,166	—	11,640	—	—	(3,149)	—	8,491
Stock-based compensation expense	—	—	9,322	—	—	—	—	9,322
Unrealized losses on interest rate swaps, net of income tax benefit of $11,219	—	—	—	(18,283)	—	—	—	(18,283)
Net income attributable to controlling interests	—	—	—	—	70,233	—	—	70,233
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(87)	(87)
Foreign currency translation adjustments	—	—	—	(566)	—	—	(219)	(785)
Balance, December 31, 2011:	43,999	$4	$234,716	$(83,902)	$14,270	$(53,500)	$1,557	$113,145
Issuance / (Redemption) of capital stock	642	1	7,124	—	—	(4,770)	—	2,355
Stock-based compensation expense	—	—	11,116	—	—	—	—	11,116
Unrealized losses on interest rate swaps, net of income tax benefit of $14,811	—	—	—	(23,684)	—	—	—	(23,684)
Net income attributable to controlling interests	—	—	—	—	43,591	—	—	43,591
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(329)	(329)
Foreign currency translation adjustments	—	—	—	2,501	—	—	109	2,610
Balance, December 31, 2012:	44,641	$5	$252,956	$(105,085)	$57,861	$(58,270)	$1,337	$148,804

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$43,262	$70,146	$41,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	83,211	65,876	58,195
Amortization of deferred financing costs	896	993	2,029
Write-off of deferred financing costs and bond discounts	—	—	7,296
Redemption costs for early extinguishment of debt	—	—	7,193
Stock-based compensation expense	11,110	9,324	6,037
Deferred income taxes	25,694	(14,864)	(18,737)
Loss on disposal of assets	1,787	981	2,647
Unrealized gain on derivative instruments	(519)	(1,086)	(972)
Amortization of accumulated other comprehensive (gains) losses associated with derivative instruments no longer designated as hedging instruments	(366)	170	1,573
Other reserves and non-cash items	2,671	111	926
Changes in assets and liabilities:
(Increase) decrease in accounts and notes receivable, net	(3,564)	(17,730)	7,056
Increase in prepaid, deferred costs, and other current assets	(18,922)	(615)	(2,211)
Increase in inventory	(2,436)	(2,264)	—
Decrease (increase) in other assets	18,487	(17,865)	2,094
(Decrease) increase in accounts payable	(12,409)	4,556	6,384
(Decrease) increase in accrued liabilities	(6,203)	19,804	(9,751)
Decrease in other liabilities	(6,311)	(4,212)	(5,724)
Net cash provided by operating activities	136,388	113,325	105,168

Cash flows from investing activities:
Additions to property and equipment	(89,579)	(64,418)	(48,069)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(3,224)	(2,468)	(2,583)
Acquisitions, net of cash acquired	(20,961)	(167,568)	—
Net cash used in investing activities	(113,764)	(234,454)	(50,652)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	245,100	381,738	382,400
Repayments of long-term debt and capital leases	(261,596)	(264,991)	(445,840)
(Repayments of) proceeds from borrowings under bank overdraft facility, net	(162)	(830)	995
Debt issuance and modification costs	—	(655)	(5,423)
Proceeds from exercises of stock options	7,344	11,420	7,390
Repurchase of capital stock	(4,770)	(3,150)	(1,672)
Net cash (used in) provided by financing activities	(14,084)	123,532	(62,150)

Effect of exchange rate changes on cash	(255)	(16)	374
Net increase (decrease) in cash and cash equivalents	8,285	2,387	(7,260)

Cash and cash equivalents as of beginning of period	5,576	3,189	10,449
Cash and cash equivalents as of end of period	$13,861	$5,576	$3,189

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$21,250	$20,355	$29,830
Cash paid for income taxes	$3,049	$1,844	$831
Capital expenditures financed by direct debt	$—	$—	$542

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation and Summary of Significant Accounting Policies

(a)  Description of Business

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of December 31, 2012, the Company provided services to approximately 62,800 devices across its portfolio, which included approximately 53,900 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 4,300 devices throughout the United Kingdom ("U.K."), approximately 2,700 devices throughout Mexico, and approximately 1,900 devices throughout Canada. Included in the number of devices in the U.S. are over 2,000 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 62,800 devices are approximately 6,400 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., SunTrust Banks, Inc., PNC Bank, N.A, Frost Bank, The Bank of Nova Scotia (“Scotiabank”) in Canada and Puerto Rico, and Grupo Financiero Banorte, S.A. de C.V. in Mexico. As of December 31, 2012, over 18,300 of the Company’s domestic devices and approximately 500 of the Company’s ATMs in Canada were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network, the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has approximately 51,700 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network. The Allpoint network includes a majority of the Company’s ATMs in the U.S., U.K., Puerto Rico, and Mexico, approximately a quarter of the Company’s ATMs in Canada, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator in that market. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

(b)  Basis of Presentation and Consolidation

The consolidated financial statements presented include the accounts of the Company. Because the Company owns a majority (51.0%) interest in and absorbs a majority of the losses or returns of Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interest not held by the Company being reflected as a noncontrolling interest. All material intercompany accounts and transactions have been eliminated in consolidation.

In management’s opinion, all adjustments necessary for a fair presentation of the Company’s current and prior period results have been made. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s total reported net income or stockholders’ equity.

The Company presents “Cost of ATM operating revenues” and “Gross profit” within its consolidated financial statements exclusive of depreciation, accretion, and amortization expenses. The following table sets forth the amounts excluded from cost of ATM operating revenues and gross profit during the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$53,028	$41,364	$35,521
Amortization expense	21,712	17,914	15,471
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$74,740	$59,278	$50,992

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

(d)  Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as restricted cash in current or non-current assets on the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be used. There was $8.3 million and $4.5 million of restricted cash in current assets as of December 31, 2012 and 2011, respectively, and $38,000 in other non-current assets as of both December 31, 2012 and 2011. Current restricted cash consisted of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Non-current restricted cash represented a certificate of deposit held at one of the banks utilized to provide cash for the Company’s ATMs and funds held at one of the banks utilized by the Company in its provision of automated consumer financial services at its multi-function device locations.

(e)  Cash Management Program

The Company relies on agreements with Bank of America, N.A. (“Bank of America”), Elan Financial Services (“Elan”) which is a business of U.S. Bancorp, Wells Fargo, N.A. (“Wells Fargo”), and another vault cash provider to provide the cash that it uses in its domestic devices (including Puerto Rico) in which the merchants do not provide their own cash. Additionally, the Company relies on Alliance & Leicester Commercial Bank (“ALCB”), which is owned by the Santander Group, and Barclays Bank PLC (“Barclays”) in the United Kingdom; Bansí, S.A. Institución de Banca Múltiple (“Bansi”) and Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) in Mexico; and Scotiabank in Canada to provide it with its ATM cash needs. The Company pays a fee for its usage of this vault cash based on the total amount of cash outstanding at any given time, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the devices. At all times, beneficial ownership of the cash is retained by the cash providers, and the Company has no access or right to the cash except for those ATMs that are serviced by the Company’s wholly-owned armored courier operation in the United Kingdom. While such armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. The Company’s domestic vault cash agreements with Bank of America, Elan, and Wells Fargo currently extend through October 2014,  December 2016, and July 2014, respectively. (See Note 19, Concentration Risk for additional information on the concentration risk associated with the Company’s arrangements with Bank of America and Wells Fargo.)  The Company also has another domestic vault cash agreement that extends through December 2014. With respect to its United Kingdom operations, the Company’s current agreements with ALCB and Barclays currently extend through January 2015 and July 2014, respectively. The Company’s vault cash agreement in Mexico with Bansi (noncontrolling interest partner in Cardtronics Mexico) expires in March 2013 and the agreement with Banorte in Mexico has a mandatory period for provision of vault cash through January 2015. Finally, the agreement with Scotiabank in Canada expires in April 2015. Based on the foregoing, such cash, and the related obligations, are not reflected in the accompanying consolidated financial statements. The amount of cash in the Company’s devices was approximately $2.4 billion and $2.1 billion as of December 31, 2012 and 2011, respectively.

(f)  Accounts Receivable, including Allowance for Doubtful Accounts

Accounts receivable are comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date, as well as receivables from bank branding and network branding customers, and for equipment sales. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based on an analysis of its past due accounts. All balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2012 and 2010, the Company recorded approximately $80,000 and  $136,000, respectively, of bad debt expense and approximately $84,000 in net recoveries for the year ended December 31, 2011.

(g)  Inventory

Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
ATMs	$2,734	$1,646
ATM parts and supplies	2,844	2,928
Total	5,578	4,574
Less: Inventory reserves	(1,189)	(1,057)
Net inventory	$4,389	$3,517

(h)  Property and Equipment, Net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Also included in property and equipment are new ATMs and/or financial services kiosks and the associated equipment the Company has acquired for future installation. Such devices are held as “deployments in process” and are not depreciated until actually installed. Depreciation expense for property and equipment for the years ended December 31, 2012,  2011, and 2010 was $58.9 million,  $45.7 million, and $40.1 million, respectively. As of December 31, 2012, the Company did not have any capital leases outstanding. See Note 1(l), Asset Retirement Obligations, for additional information on asset retirement obligations associated with the Company’s devices.

Maintenance on the Company’s devices in the U.S., Mexico, and Canada is typically performed by third parties and is generally incurred as a fixed fee per month per device. Accordingly, such amounts are expensed as incurred. In the United Kingdom, maintenance is performed by in-house technicians and is also expensed as incurred.

Significant refurbishment costs that extend the useful life of an asset, or enhance its functionality are capitalized and depreciated over the estimated remaining life of the improved asset.

(i)  Goodwill and Other Intangible Assets

The Company’s intangible assets include merchant contracts/relationships and branding agreements acquired in connection with acquisitions of ATM and kiosk-related assets (i.e., the right to receive future cash flows related to transactions occurring at these merchant locations), exclusive license agreements and site acquisition costs (i.e., the right to be the exclusive ATM or kiosk service provider, at specific locations, for the time period under contract with a merchant customer), non-compete agreements, deferred financing costs relating to the Company’s credit agreements (see Note 10, Long-Term Debt), and the Bank Machine, Ltd. (“Bank Machine”) and Allpoint trade names acquired. Additionally, the Company has goodwill related to the acquisitions of nine ATM networks, a leading location technology business for ATMs, an ATM installation company in the U.K., and an operator of a surcharge-free ATM network.

The estimated fair value of the merchant contracts/relationships within each acquired portfolio is determined based on the estimated net cash flows and useful lives of the underlying contracts/relationships, including expected renewals. The merchant contracts/relationships comprising each acquired portfolio are typically homogenous in nature with respect to the underlying contractual terms and conditions. Accordingly, the Company generally pools such acquired merchant contracts/relationships into a single intangible asset, by acquired portfolio, for purposes of computing the related amortization expense. The Company amortizes such intangible assets on a straight-line basis over the estimated useful lives of the portfolios to which the assets relate. Because the net cash flows associated with the Company’s acquired merchant contracts/relationships have historically increased subsequent to the acquisition date, the use of a straight-line method of amortization effectively results in an accelerated amortization schedule. As such, the straight-line method of amortization most closely approximates the pattern in which the economic benefits of the underlying assets are expected to be realized. The estimated useful life of each portfolio is determined based on the weighted-average lives of the expected cash flows associated with the underlying merchant contracts/relationships comprising the portfolio, and takes into consideration expected renewal rates and the terms and significance of the underlying contracts/relationships themselves. Costs incurred by the Company to renew or extend the term of an existing contract are expensed as incurred, except for any direct payments made to the merchants, which are set up as new intangible assets. Certain acquired merchant contracts/relationships may have unique attributes, such as significant contractual terms or value, and in such cases, the Company will separately account for these contracts in order to better assess the value and estimated useful lives of the underlying merchant relationships. See Note 1(j), Impairment of Long-Lived Assets and Goodwill, below for further discussion related to the Company’s evaluation of significant merchant contracts. If, subsequent to the acquisition date, circumstances indicate that a shorter estimated useful life is warranted for an acquired portfolio or an individual customer relationship as a result of changes in the expected future cash flows associated with the individual contracts/relationships comprising that portfolio or relationship, then that portfolio’s remaining estimated useful life and related amortization expense are adjusted accordingly on a prospective basis.

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

In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, the Company analyzes a number of relevant factors, including: (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition; (ii) estimates regarding the Company’s ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional devices, and the generation of incremental revenues from increased surcharges, new branding arrangements, or other sources; and (iii) estimates regarding the Company’s ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related devices, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction (e.g., branding revenue). A portfolio of purchased contract intangibles, including the related devices, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, the Company evaluates the recoverability of the intangible asset, and the related devices, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the tangible and intangible assets exceeded the calculated fair value. The Company recorded approximately $0.1 million and $0.2 million in additional amortization expense during the years ended December 31, 2011 and 2010, respectively, related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with its United States reporting segment. No additional amortization expense was recorded during the year ended December 31, 2012.

Goodwill and other indefinite lived intangible assets. As of December 31, 2012, the Company had $285.7 million in goodwill and $3.4 million of indefinite lived intangible assets reflected in its Consolidated Balance Sheet. The Company reviews the carrying amount of its goodwill and indefinite lived intangible assets for impairment at least annually and more frequently if conditions warrant. Under U.S. GAAP, goodwill and indefinite lived intangible assets should be tested for impairment at the reporting unit level, which in the Company’s case involves five separate reporting units: (i) the Company’s domestic reporting segment, excluding Allpoint; (ii) the acquired Bank Machine operations; (iii) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (iv) the acquired Canadian operations (subsequently renamed Cardtronics Canada); and (v) the acquired ATM National operations (Allpoint). For each reporting unit, the carrying amount of the net assets associated with the applicable reporting unit is compared to the estimated fair value of such reporting unit as of the testing date (i.e., December 31, 2012). When estimating fair values of a reporting unit for its goodwill impairment test, the Company utilizes a combination of the income approach and market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows, which have been discounted using a weighted-average cost of capital rate for each reporting unit. The market approach provides an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, is then compared to the fair value of the Company as a whole, as determined based on the market approach. If such amounts are consistent, the estimated fair values for each reporting unit, as derived from the income approach, are utilized.

All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management. The primary assumptions used in the income approach are estimated cash flows, the weighted average cost of capital for each reporting unit, and valuation multiples assigned to the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) amounts of each reporting unit in order to assess the terminal value for each reporting unit. Estimated cash flows are primarily based on the Company’s projected revenues, operating costs, and capital expenditures and are discounted based on comparable industry average rates for the weighted-average cost of capital for each reporting unit. The Company utilized discount rates based on weighted-average cost of capital amounts ranging from 10% to 12% when estimating the fair values of its reporting units as of December 31, 2012 and 12% to 14% for December 31, 2011. With respect to the EBITDA multiples utilized in assessing the terminal value of each of its reporting units, the Company utilized the current multiple assigned specifically to its own company, but also compared it to current and historical valuation multiples assigned to a number of its industry peer group companies for reasonableness.

Based on the results of the impairment analysis performed for the year ended December 31, 2012 and 2011, the Company determined that no impairment of goodwill and other indefinite lived intangible assets existed as of December 31, 2012 and 2011, and the fair values of its reporting units were substantially in excess of the carrying values of such reporting units.

(k)  Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes, which are based on temporary differences between the amount of taxable income and income before provision for income taxes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at current income tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event the Company does not believe it will be able to utilize the related tax benefits associated with deferred tax assets, valuation allowances will be recorded to reserve for the assets.

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

(m)  Revenue Recognition

ATM operating revenues. Substantially all of the Company’s revenues are generated from ATM and kiosk operating and transaction-based fees, which primarily include surcharge fees, interchange fees, bank branding revenues, surcharge-free network fees, managed services fees and other revenue items, including maintenance fees and fees from other consumer financial services offerings such as check-cashing, remote deposit capture and bill pay services. Such amounts are reflected as “ATM operating revenues” in the accompanying Consolidated Statements of Operations. Surcharge and interchange fees are recognized daily as the underlying transactions are processed. Branding fees are generated by the Company’s bank branding arrangements, under which financial institutions generally pay a fixed monthly fee per device to the Company to place their brand name on selected ATMs and multi-function kiosks within the Company’s portfolio. In return for such fees, the branding institution’s customers can use those branded devices without paying a surcharge fee. The monthly per device branding fees are recognized as revenues on a monthly basis as earned, and are subject to escalation clauses within the agreements. In addition to the monthly branding fees, the Company may also receive a one-time set-up fee per device. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate the Company for the burden incurred related to the initial set-up of a branded device versus the on-going monthly services provided for the actual branding. In accordance with U.S. GAAP,  the Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank branding agreements on a straight-line basis. With respect to Allpoint, the Company’s surcharge-free network, the Company allows cardholders of financial institutions that participate in Allpoint to utilize the Company’s network of devices on a surcharge-free basis. In return, the participating financial institutions pay a fixed fee per month per cardholder or a fee per transaction to the Company. These surcharge-free network fees are recognized as revenues on a monthly basis as earned. Under a managed services offering, the Company typically receives a fixed management fee which may be supplemented by certain additional fees based on transaction volume.  While the management fee and any additional fees are recognized as revenue on a monthly basis as earned, the surcharge and interchange fees generated by the ATM under the managed services agreement are earned by the Company’s customer, therefore, not recorded as revenue of the Company. With respect to maintenance services, the Company typically charges a fixed fee per month per device to its subscribing customers and outsources the fulfillment of those maintenance services to a third-party service provider for a corresponding fixed fee per month per device. Accordingly, the Company recognizes such service agreement revenues and the related expenses on a monthly basis as earned. Finally, with respect to its automated consumer financial services offerings, the Company typically recognizes the revenues as the services are provided and the revenues earned. In addition to the transaction-based fees, the Company may also receive upfront payments from third-party service providers associated with providing certain of these services, which are deferred and recognized as revenue over the underlying contractual period.

ATM equipment sales. The Company also generates revenues from the sale of ATMs to merchants and certain equipment resellers. Such amounts are reflected as “ATM product sales and other revenues” in the accompanying Consolidated Statements of Operations. Revenues related to the sale of ATMs to merchants are recognized when the equipment is delivered to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to associate value-added resellers (“VARs”), the Company recognizes and invoices revenues related to such sales when the equipment is shipped from the manufacturer to the associate VAR. The Company typically extends 30-day terms and receives payment directly from the associate VAR irrespective of the ultimate sale to a third-party.

Merchant-owned arrangements. In connection with the Company’s merchant-owned ATM operating/processing arrangements, the Company typically pays all or a sizable portion of the surcharge fees that it earns to the merchant as fees for providing, placing, and maintaining the ATM unit. Pursuant to the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-45-45, Revenue Recognition – Principal Agent Considerations – Other Presentation Matters, the Company has assessed whether to record such payments as a reduction of associated ATM transaction revenues or a cost of revenues. Specifically, if the Company acts as the principal and is the primary obligor in the ATM transactions, provides the processing for the ATM transactions, has significant influence over pricing, and has the risks and rewards of ownership, including a variable earnings component and the risk of loss for collection, the Company recognizes the surcharge and interchange fees on a gross basis and does not reduce its reported revenues for payments made to the various merchants and retail establishments where the ATM units are housed. As a result, for agreements under which the Company acts as the principal, the Company records the total amounts earned from the underlying ATM transactions as ATM operating revenues and records the related merchant commissions as a cost of ATM operating revenues. However, for those agreements in which the Company does not meet the criteria to qualify as the principal agent in the transaction, the Company does not record the related surcharge revenue as the rights associated with this revenue stream inure to the benefit of the merchant.  As of December 31, 2012, the Company had approximately 11,600 ATMs operating under this arrangement type where it did not include the surcharge fee as its revenues.

(n)  Stock-Based Compensation

The Company calculates the fair value of stock-based instruments awarded to employees on the date of grant and recognizes the calculated fair value as compensation cost over the requisite service period. For additional information on the Company’s stock-based compensation, see Note 3, Stock-Based Compensation.

(o)  Derivative Financial Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changing interest rates related to the Company’s ATM and kiosk cash management activities. The Company does not enter into derivative transactions for speculative or trading purposes, although circumstances may subsequently change the designation of its derivatives to economic hedges.

The Company records derivative instruments at fair value in its Consolidated Balance Sheets. These derivatives, which consist of interest rate swaps, are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the nonperformance risk of the counterparty. The majority of the Company’s derivative transactions have been accounted for as cash flow hedges and, accordingly, changes in the fair values of such derivatives have been reflected in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets to the extent that the hedging relationships are determined to be effective, and then recognized in earnings when the hedged transactions occur.

During 2009, the Company determined that two of its interest rate swap transactions that were previously designated as cash flow hedges no longer qualified for hedge accounting treatment due to a change in the pricing of the underlying vault cash rental agreement. Accordingly, the Company recognized a $1.4 million unrealized loss associated with those swaps during 2009. Subsequent unrealized gains and losses associated with these swaps, along with the related realized gains and losses (for amounts received or paid on offsetting swaps), have been recorded monthly. Such gains and losses have been reflected in “Other (Income) Expense” in the accompanying Consolidated Statements of Operations. These swap agreements expired as of December 31, 2012. See Note 15, Derivative Financial Instruments.

(p)  Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. U.S. GAAP does not require the disclosure of the fair value of lease financing arrangements and non-financial instruments, including intangible assets such as goodwill and the Company’s merchant contracts/relationships. See Note 16, Fair Value Measurements for the Company’s fair value evaluation of its financial instruments.

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

(r)  Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets, and current period activity is reflected in the accompanying Consolidated Statements of Comprehensive Income. The Company’s other comprehensive loss is composed of (1) foreign currency translation adjustments and (2) unrealized losses associated with the Company’s interest rate hedging activities, net of related income taxes.

The following table sets forth the components of accumulated other comprehensive loss, net as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Foreign currency translation adjustments	$(24,634)	$(27,135)
Unrealized losses on interest rate swap contracts, net of income tax benefit of $27,412 and $12,601 as of December 31, 2012 and 2011, respectively	(80,451)	(56,767)
Total accumulated other comprehensive loss, net	$(105,085)	$(83,902)

See Note 18, Income Taxes for additional information on the Company’s deferred tax benefits associated with its interest rate swaps.

(s)  Treasury Stock

Treasury stock is recorded at cost and carried as a reduction to stockholders’ equity until retired or reissued.

(t)  Advertising Costs

Advertising costs are expensed as incurred and totaled $3.0 million, $2.3 million, and $1.2 million during the years ended December 31, 2012,  2011, and 2010, respectively.

(u)  Working Capital Deficit

The Company’s surcharge and interchange revenues are typically collected in cash on a daily basis or within a short period of time subsequent to the end of each month. However, the Company typically pays its vendors on 30 day terms and is not required to pay certain of its merchants until 20 days after the end of each calendar month. As a result, the Company will typically utilize the excess cash flow generated from such timing differences to fund its capital expenditure needs or to repay amounts outstanding under its revolving line of credit (which, when drawn upon, is reflected as a long-term liability in the accompanying Consolidated Balance Sheets). Accordingly, this utilization will typically cause the Company’s balance sheet to reflect a working capital deficit position. The Company considers such a presentation to be a normal part of its ongoing operations.

(v)  New Accounting Pronouncements

The Company adopted the following accounting standards during 2012:

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

Testing Indefinite-Lived Intangible Assets for Impairment. In July 2012, the FASB issued Accounting Standards Updates (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The Company adopted ASU 2012-02 as of October 1, 2012, which did not have a material impact on its consolidated financial position or results of operations.

The following accounting standard has been issued but not yet adopted by the Company:

Reclassifications out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. This new guidance is effective for the Company beginning January 1, 2013, with early adoption permitted. The adoption of ASU 2013-02 will not have a material impact on the Company’s consolidated financial position or results of operations.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (amounts in thousands):

Cash and cash equivalents	$3,531
Accounts and notes receivable	738
Inventory	88
Prepaid expenses, deferred costs, and other current assets	1,297
Property and equipment	9,961
Intangible assets	46,000
Goodwill	104,126
Other assets	9
Total assets acquired	165,750

Accounts payable	4,378
Accrued liabilities	4,215
Asset retirement obligations	1,902
Deferred tax liability, net	5,755
Other long-term liabilities	4,500
Total liabilities assumed	20,750

Net assets acquired	$145,000

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

	2011		2010
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands, excluding per share amounts)
Total revenues	$624,576	$658,535	$532,078	$583,491
Net income attributable to controlling interests and available to common stockholders	70,233	69,136	40,959	44,082

Earnings per share – basic	$1.60	$1.58	$0.98	$1.09
Earnings per share – diluted	$1.58	$1.55	$0.96	$1.07

The unaudited pro forma financial results do not reflect the impact of the other acquisitions consummated by the Company in 2011, as the impact from these acquisitions would not be material to the consolidated results of operations. The unaudited pro forma financial results include the estimated contribution from the EDC acquisition during the entirety of each of the pro forma periods presented, and are not necessarily indicative of the actual results that would have occurred had the acquisition been completed prior to the commencement of each of the pro forma periods presented. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Other Acquisitions

During the year ended December 31, 2011, the Company completed three other business combinations that were not material individually or in the aggregate, including: (1) LocatorSearch, LLC (“LocatorSearch”) on August 1, 2011, (2) Mr. Cash ATM Network, Inc. (“Mr. Cash”) on October 28, 2011, and (3) Access to Money, Inc. ("Access to Money") on November 1, 2011.

During the year ended December 31, 2012, the Company completed three business combinations that were not material individually or in the aggregate, including: (1) the acquisition on January 25, 2012 of certain assets from Complete Technical Services,  Ltd. (“CTS”), an ATM installation company in the U.K.; (2) the acquisition on August 7, 2012 of the majority of the assets of ATM Network, Inc. (“ATM Network”), a Minnesota-based ATM operator of approximately 6,200 mostly merchant-owned ATMs; and (3) the acquisition on December 4, 2012 of Can-Do-Cash, Ltd. (“Can-Do-Cash”), a Canadian ATM operator of approximately 800 ATMs.

The purchase price for these business combinations in 2012 (net of cash acquired) aggregated to approximately $23.3 million, including $2.0 million in deferred payments over the next three years and approximately $0.4 million in contingent consideration.

Purchased identifiable finite-lived intangible assets related to these acquisitions totaled approximately $10.5 million and will be amortized on a straight-line basis over a weighted-average life of 6.3 years (lives ranging from 3 to 7 years). Total goodwill related to these acquisitions was approximately $12.8 million. The results of operations for all acquired businesses have been included in the accompanying condensed Consolidated Statements of Operations from the dates of acquisition. Pro forma information for these three acquisitions in 2012 is not provided because they did not have a material effect on the Company’s consolidated results of operations.

(3) Stock-Based Compensation

As noted in Note 1(n), Stock-Based Compensation, the Company accounts for its stock-based compensation by recognizing the grant date fair value of stock-based awards, net of estimated forfeitures, as compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s stock price on the date of grant. The following table reflects the total stock-based compensation expense amounts included in the accompanying Consolidated Statements of Operations:

	2012	2011	2010
	(In thousands)
Cost of ATM operating revenues	$930	$903	$753
Selling, general, and administrative expenses	10,180	8,421	5,284
Total stock-based compensation expense	$11,110	$9,324	$6,037

The increase in stock-based compensation expense each year was due to the issuance of additional shares of restricted stock awards ("RSAs") and restricted stock units ("RSUs") to certain of the Company's employees and directors. All grants during the periods above were granted under the Company's Amended and Restated 2007 Stock Incentive Plan (discussed below).

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

2007 Plan.  The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, options that do not constitute incentive stock options, RSAs, phantom stock awards, RSUs, bonus stock awards, performance awards, and annual incentive awards. The number of shares of common stock that may be issued under the 2007 Plan may not exceed 5,179,393 shares.  The shares issued under the 2007 Plan are subject to further adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2012, 416,500 options and 2,949,125 shares of restricted stock, net of cancellations, had been granted under the 2007 Plan, and options to purchase 167,975 shares of common stock have been exercised.

2001 Plan.  No further awards were granted under the Company’s 2001 Plan, as a result of the 2007 Plan adoption. As of December 31, 2012, options to purchase an aggregate of 6,438,172 shares of common stock (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which the Company considered as non-qualified stock options, and options to purchase 5,893,513 shares of common stock had been exercised.

Restricted Stock Awards.  The number of the Company's outstanding RSAs as of December 31, 2012, and changes during the year ended December 31, 2012, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2012	1,106,612	$12.56
Granted	92,235	$28.30
Vested	(560,890)	$10.74
Forfeited	(5,850)	$25.74
RSAs outstanding as of December 31, 2012	632,107	$16.36

The majority of RSAs granted vest ratably over a four-year service period, and had a weighted average grant date fair value of $28.30,  $23.13,  and $12.05 for the years ended December 31, 2012, 2011, and 2010, respectively.  The total fair value of RSAs that vested during the years ended December 31, 2012,  2011, and 2010 was $6.0 million, $5.7 million and $3.1 million, respectively.  Compensation expense associated with RSAs totaled  approximately $5.5 million, $5.9 million, and $4.9 million during 2012,  2011, and 2010, respectively, and based upon management’s estimates of forfeitures, there was approximately  $6.7 million of unrecognized compensation cost associated with these shares as of December 31, 2012, which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.2 years.

Restricted Stock Units.  In the first quarters of 2012 and 2011, the Company granted RSUs under the Company's respective year’s Long Term Incentive Plans ("LTIPs"), which are equity programs under the 2007 Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee"), and are based on the Company's achievement of certain performance levels during the calendar year of its grant. These grants have both a performance-based and a service-based vesting schedule, and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Once the performance-based vesting requirements are determined to be met by the Committee, the RSUs will be earned by the individual and will vest 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. Although the RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology.

The number of the Company's non-vested RSUs as of December 31, 2012, and changes during the year ended December 31, 2012, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2012	258,250	$16.82
Granted	517,417	$21.73
Vested	(2,500)	$16.82
Forfeited	(23,219)	$23.19
Non-vested RSUs as of December 31, 2012	749,948	$20.01

The weighted average grant date fair value of the RSUs granted was $21.73 and $16.82 for the years ended December 31, 2012 and 2011, respectively.  The total fair value of RSUs that vested during the year ended December 31, 2012 was approximately $42,000. No RSUs vested during the year ended December 31, 2011. Compensation expense associated with RSUs totaled approximately $5.5 million and $2.9 million during 2012 and 2011, respectively. The unrecognized compensation expense associated with RSU grants was approximately $5.9 million as of December 31, 2012, which will be recognized using a graded vesting schedule over a remaining weighted-average vesting period of approximately 1.8 years. There were no RSUs granted or outstanding during 2010.

Stock Options. The following table is a summary of the Company’s stock option transactions for the year ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Options outstanding as of January 1, 2012	1,281,950	$9.73
Exercised	(729,151)	$9.77
Options outstanding as of December 31, 2012	552,799	$9.68	$7,625	3.91 years

Options vested and exercisable as of December 31, 2012	518,174	$9.77	$7,103	3.72 years

Options exercised during the years ended December 31, 2012, 2011, and 2010 had a total intrinsic value of approximately $12.9 million, $15.1 million, and $11.3 million, respectively, which resulted in estimated tax benefits to the Company of approximately $4.5 million, $5.3 million, and $3.9 million, respectively. However, because the Company is currently in a net operating loss carryforward position, such benefits are not reflected in the accompanying consolidated financial statements. The cash received by the Company as a result of option exercises was $7.3 million, $11.4 million, and $7.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Fair Value Assumptions.  The Company utilizes the Black-Scholes option-pricing model to value options, which requires the input of certain subjective assumptions, including the expected life of the options, a risk-free interest rate, a dividend rate, an estimated forfeiture rate, and the future volatility of the Company’s common equity. These assumptions are based on management’s best estimate at the time of grant. There were no options granted in 2012 or 2011. Listed below are the assumptions utilized in the fair value calculations for options issued during 2010:

2010
Weighted average estimated fair value per stock option granted	$5.50
Valuation assumptions:
Expected option term (in years)	6.25
Expected volatility	46.5% - 50.0%
Expected dividend yield	0.00%
Risk-free interest rate	2.7% - 3.0%

The expected option term of 6.25 years was determined based on the simplified method outlined in SEC Staff Accounting Bulletin (“SAB”) No. 107. This method is based on the vesting period and the contractual term for each grant and is calculated by taking the average of the expiration date and the vesting period for each vesting tranche. The estimated forfeiture rates utilized by the Company are based on the Company’s historical option forfeiture rates and represent the Company’s best estimate of future forfeiture rates. The Company periodically monitors the level of actual forfeitures to determine if such estimate should be modified prospectively, as well as adjust the compensation expense previously recorded.

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

Non-Vested Stock Options.  The following table is a summary of the status of the Company’s non-vested stock options as of December 31, 2012, and changes during the year ended December 31, 2012:

	Number of Shares Under Outstanding Options	Weighted Average Grant Date Fair Value
Non-vested options as of January 1, 2012	89,750	$3.82
Vested	(55,125)	$3.47
Non-vested options as of December 31, 2012	34,625	$4.38

As of December 31, 2012 there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s equity incentive plans. That cost is expected to be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 0.9 years. The total fair value of options that vested during the years ended December 31, 2012, 2011, and 2010 was $0.2 million, $0.8 million, and $1.5 million, respectively. Compensation expense recognized related to stock options totaled approximately $0.1 million, $0.5 million, and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the statements of operations) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the years ended December 31, 2012, 2011 and 2010 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the years ended December 31, 2012, 2011, and 2010 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	2012
	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$43,591
Less: Undistributed earnings allocated to unvested restricted shares	(1,497)
Net income available to common stockholders	$42,094	43,469,175	$0.97

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$1,497
Stock options added to the denominator under the treasury stock method		406,157
Less: Undistributed earnings reallocated to restricted shares	(1,483)
Net income available to common stockholders and assumed conversions	$42,108	43,875,332	$0.96

	2011			2010
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$70,233			$40,959
Less: Undistributed earnings allocated to unvested restricted shares	(2,626)			(1,562)
Net income available to common stockholders	$67,607	42,201,491	$1.60	$39,397	40,347,194	$0.98

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$2,626			$1,562
Stock options added to the denominator under the treasury stock method		685,289			712,187
Less: Undistributed earnings reallocated to restricted shares	(2,586)			(1,536)
Net income available to common stockholders and assumed conversions	$67,647	42,886,780	$1.58	$39,423	41,059,381	$0.96

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock (including both RSAs and RSUs) of  630,537 shares, 501,331 shares, and 476,162 shares for the year ended December 31, 2012, 2011, and 2010 respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Related Party Transactions

Board members. Jorge Diaz, a member of the Company’s Board of Directors, is the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv, Inc. Additionally, Dennis Lynch, also a member of the Company’s Board of Directors, is a member of the Board of Directors for Fiserv, Inc. (“Fiserv”). During the years ended December 31, 2012,  2011 and 2010, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment. During the year ended December 31, 2010, amounts paid to Fiserv represented approximately 1.7% of the Company’s total cost of revenues and selling, general, and administrative expenses. The amounts paid to Fiserv in 2012 and 2011 were immaterial.

Bansi, an entity that owns a noncontrolling interest in the Company’s subsidiary, Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico in the normal course of business, including serving as the vault cash provider, bank sponsor, as well as providing other miscellaneous services. Amounts paid to Bansi represented approximately 1.0% of the Company’s total cost of revenues and selling, general, and administrative expenses for the year ended December 31, 2010. The amounts paid to Bansi in 2011 and 2012  were immaterial.

(6)  Property and Equipment, Net

The following is a summary of the components of property and equipment as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
ATM equipment and related costs	$392,589	$309,760
Office furniture, fixtures, and other	67,826	52,675
Total	460,415	362,435
Less accumulated depreciation	(224,177)	(171,104)
Net property and equipment	$236,238	$191,331

The property and equipment balances include deployments in process, as discussed in Note 1(h), Property and Equipment, Net, of $7.1 million and $14.4 million as of December 31, 2012 and 2011, respectively.

(7) Intangible Assets

Intangible Assets with Indefinite Lives. The following table summarizes the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2012,  2011, and 2010, as well as the changes in the net carrying amounts for the years ended December 31, 2012 and 2011 by segment:

	Goodwill
	U.S.	U.K.	Other International	Total
	(In thousands)
Balance as of January 1, 2011:
Gross balance	$150,461	$63,393	$707	$214,561
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$150,461	$13,390	$707	$164,558

Acquisitions	105,004	—	2,044	107,048
Foreign currency translation adjustments	—	(29)	(15)	(44)

Balance as of December 31, 2011:
Gross balance	$255,465	$63,364	$2,736	$321,565
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$255,465	$13,361	$2,736	$271,562

Acquisitions	12,306	199	327	12,832
Purchase price adjustments	683	—	2	685
Foreign currency translation adjustments	—	579	38	617

Balance as of December 31, 2012:
Gross balance	$268,454	$64,142	$3,103	$335,699
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$268,454	$14,139	$3,103	$285,696

	Trade Name
	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2011	$200	$3,105	$3,305
Foreign currency translation adjustments	—	(7)	(7)
Balance as of December 31, 2011	$200	$3,098	$3,298
Foreign currency translation adjustments	—	133	133
Balance as of December 31, 2012	$200	$3,231	$3,431

Intangible Assets with Definite Lives. The following is a summary of the Company’s intangible assets that are subject to amortization as of December 31, 2012 and 2011:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$212,509	$(125,920)	$86,589	$202,552	$(106,787)	$95,765
Deferred financing costs	9,169	(4,373)	4,796	9,169	(3,479)	5,690
Exclusive license agreements	18,724	(12,543)	6,181	15,125	(9,880)	5,245
Non-compete agreements	2,822	(1,246)	1,576	1,981	(376)	1,605
Total	$243,224	$(144,082)	$99,142	$228,827	$(120,522)	$108,305

The majority of the Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from four to ten years for customer and branding contracts/relationships, two to eight years for exclusive license agreements, and two to five years for non-compete agreements. Deferred financing costs are amortized through interest expense over the contractual term of the underlying borrowings utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.

Amortization of customer and branding contracts/relationships, exclusive license agreements, and non-compete agreements, including impairment charges, totaled $21.7 million, $17.9 million, and $15.5 million for the years ended December 31, 2012,  2011, and 2010, respectively. Additionally, for the year ended December 31, 2012, the Company recorded $1.9 million in expense through the cost of ATM operating revenues related to a portion of the exclusive license agreements that were effectively prepayments of merchant fees.  Amortization of deferred financing costs and bond discounts totaled $0.9 million, $1.0 million, and $2.0 million for the years ended December 31, 2012,  2011, and 2010, respectively. The Company recorded approximately $0.1 million and $0.2 million in additional amortization expense during the years ended December 31, 2011 and 2010, respectively, related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with its United States reporting segment. No additional amortization was recorded during the year ended December 31, 2012.

The components of intangible assets acquired during the year ended December 31, 2012 were as follows:

	Amount Acquired in 2012	Weighted Average Amortization Period
	(In thousands)
Customer and branding contracts/relationships	$9,654	6.5 years
Exclusive license agreements	3,222	5.0 years
Non-compete agreements	831	3.6 years
Total	$13,707

Estimated amortization expense for the Company’s intangible assets with definite lives for each of the next five years, and thereafter is as follows (amounts in thousands):

2013	$23,314
2014	21,163
2015	18,898
2016	14,630
2017	10,658
Thereafter	10,479
Total	$99,142

(8) Prepaid Expenses and Other Assets

The following is a summary of prepaid expenses, deferred costs, and other assets as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Prepaid Expenses, Deferred Costs, and Other Current Assets:
Prepaid expenses	$11,349	$8,806
Interest rate swaps	—	606
Insurance recovery receivable	13,350	—
Deferred costs and other current assets	6,281	3,644
Total	$30,980	$13,056

Prepaid Expenses, Deferred Costs, and Other Non-Current Assets:
Prepaid expenses	$224	$2,639
Deferred costs	1,507	1,822
Other	437	16,313
Total	$2,168	$20,774

The $13.4 million recorded for insurance recovery receivable above as of December 31, 2012 related to a loss sustained as a result of the misappropriation of cash in February 2010 by the president and principal owner of Mount Vernon Money Center ("MVMC"), one of the Company's former third-party armored service providers in the Northeast U.S.  The Company collected this entire amount from its insurer in January 2013. At December 31, 2011, this amount was classified as a non-current asset, as reflected in the table above. As of December 31, 2011 our receivable related to the MVMC matter was $16.2 million, of which $2.8 million was collected in February 2012. With the receipt of the payment in January 2013, the Company has recovered all amounts deemed to be probable of recovery that have been recorded as assets related to this matter.

(9) Accrued Liabilities

The Company’s accrued liabilities include accrued merchant fees and other monies owed to merchants, interest payments, compensation, maintenance costs, and cash management fees. Other accrued expenses include professional services, sales and property taxes, marketing costs, and other miscellaneous charges. The following is a summary of the Company’s accrued liabilities as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Accrued merchant fees	$23,510	$20,387
Accrued compensation	9,524	9,991
Accrued merchant settlement amounts	9,255	4,739
Accrued interest expense	5,753	5,709
Accrued maintenance fees	4,865	1,233
Accrued armored fees	4,628	5,497
Accrued cash rental and management fees	4,067	4,188
Accrued interest rate swap payments	2,299	2,034
Accrued purchases	2,084	9,200
Accrued processing costs	1,510	935
Accrued ATM telecommunications costs	1,254	1,161
Other accrued expenses	11,363	12,874
Total	$80,112	$77,948

(10) Long-Term Debt

The following is a summary of the Company’s long-term debt as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.2% and 2.7% as of December 31, 2012 and 2011, respectively)	152,000	166,000
Equipment financing notes	2,819	4,949
Total	354,819	370,949
Less: current portion	1,467	2,317
Total long-term debt, excluding current portion	$353,352	$368,632

Financing Facilities

Revolving Credit Facility.  The Company’s revolving credit facility, entered into on July 15, 2010, provides for $250.0 million in borrowings (subject to the covenants contained within the facility), has a termination date of July 2016, and contains a feature that allows the Company to expand the facility up to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants.

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

The primary restrictive covenants within the facility include (1) limitations on the amount of senior debt and total debt that the Company can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the facility. These limitations are generally governed by a senior leverage ratio test and the existing fixed charge ratio covenant.

The failure to comply with the covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the agreement.  Other events of default under the agreement include, among other things, (1) the failure to timely pay principal, interest, fees or other amounts due and owing; (2) the inaccuracy of representations or warranties in any material respect; (3) the occurrence of certain bankruptcy or insolvency events; (4) loss of lien perfection or priority; and (5) the occurrence of a change in control.  The occurrence and continuance of an event of default could result in, among other things, termination of the lenders' commitments and acceleration of all amounts outstanding.  The Company's obligations under the credit agreement are guaranteed by certain of the Company's existing and future domestic subsidiaries, subject to certain limitations.  In addition, the Company's obligations under the agreement, subject to certain exceptions, are secured on a first-priority basis by liens on substantially all of the tangible and intangible assets of the Company and the guarantors. As of December 31, 2012, the Company was in compliance with all applicable covenants and ratios under the facility.

As of December 31, 2012, $152.0 million was outstanding under the Company’s revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduces the Company’s borrowing capacity under the facility. As of December 31, 2012, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $95.9 million.

Termination of Previous Credit Facility. Concurrent with entering into its current revolving credit facility on July 15, 2010, the Company terminated its previous $175.0 million revolving credit facility (“Prior Facility”), under which no amounts were outstanding as of the date of the termination.  No material termination fees or penalties were incurred by the Company in connection with the termination of the Prior Facility, which was due to mature in May 2012.  However, the Company recorded a $0.4 million pre-tax charge during the third quarter of 2010 to write off certain deferred financing costs associated with the Prior Facility, which is included in the Write-off of deferred financing costs and bond discounts line item in the accompanying Consolidated Statements of Operations.

Redemption of $100.0 Million Senior Subordinated Notes – Series B. In the third quarter of 2010, the Company redeemed its $100.0 million 9.25% senior subordinated notes – Series B (the “Series B Notes”).  In connection with the redemption, the Company recorded a $3.2 million pre-tax charge during the third quarter of 2010 to write off the remaining unamortized original issue discount and deferred financing costs associated with the Series B Notes and a $2.3 million pre-tax charge related to the call premium, which are included in the Write-off of deferred financing costs and bond discounts and the Redemption costs for early extinguishment of debt line items, respectively, in the accompanying Consolidated Statements of Operations.

Redemption of $200.0 Million Senior Subordinated Notes – Series A. In the third quarter of 2010, the Company redeemed its $200.0 million 9.25% senior subordinated notes (the “Series A Notes”).  In connection with the tender offer and the redemption, the Company recorded a $3.7 million pre-tax charge during the third quarter of 2010 to write off the remaining unamortized original issue discount and deferred financing costs associated with the Series A Notes and a $4.9 million pre-tax charge related to the call premium, which are included in the Write-off of deferred financing costs and bond discounts and the Redemption costs for early extinguishment of debt line items, respectively, in the accompanying Consolidated Statements of Operations.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018. The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by all of the Company's 100% owned domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the indenture. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket. The 2018 Notes were issued at par, and the proceeds from the offering were used to fund the redemption of the previously outstanding senior subordinated notes. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of December 31, 2012, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Facilities. In addition to the above, the Company has the following financing facilities:

•

Bank Machine overdraft facility.  Bank Machine has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of December 31, 2012) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s U.K. operations. As of December 31, 2012, there were no amounts outstanding under the overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility discussed above.

•

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have remaining balances as of December 31, 2012. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.05%, were utilized for the purchase of ATMs to support the growth of the Company’s Mexico operations. As of December 31, 2012,  approximately $36.4 million pesos ($2.8 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of December 31, 2012, the total amount of these guarantees was $18.6 million pesos ($1.4 million U.S.).

Debt Maturities

Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2012, were as follows (in thousands) for the years indicated:

2013	$1,482
2014	1,297
2015	40
2016	152,000
2017	—
Thereafter	200,000
Total	$354,819

(11) Asset Retirement Obligations

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

The following is a summary of the changes in the Company’s asset retirement obligation liability for the years ended December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Asset retirement obligation as of beginning of period	$34,517	$26,657
Additional obligations	10,303	8,680
Accretion expense	2,602	2,246
Payments	(3,510)	(2,161)
Change in estimates	—	(647)
Foreign currency translation adjustments	784	(258)
Asset retirement obligation as of end of period	$44,696	$34,517

The change in estimate during 2011 was the result of updating certain cost assumptions based on the actual deinstallation costs experienced by the Company during the year. See Note 16, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

 (12) Other Liabilities

The following is a summary of the components of the Company’s other liabilities as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,117	$23,637
Deferred revenue	835	1,440
Other	434	24
Total	$24,386	$25,101

Other Long-Term Liabilities:
Interest rate swaps	$84,973	$47,423
Obligations associated with acquired unfavorable contracts	964	3,349
Deferred revenue	1,353	1,248
Other	5,831	4,857
Total	$93,121	$56,877

The significant increase in the noncurrent portion of other long-term liabilities since December 31, 2011 is attributable to the Company's interest rate swaps, the liabilities for which increased due to the movement of the forward interest rate curve, particularly for the swaps entered into during 2012 that extend through 2018. This resulted in an increase in the Company's estimated future liabilities under such contracts, which as of December 31, 2012, carried approximately $108.1 million in estimated net future liabilities. See Note 15, Derivative Financial Instruments for additional information on the Company's interest rate swaps.

(13)  Capital Stock

Common and Preferred Stock. The Company is authorized to issue 125,000,000 shares of common stock, of which 44,641,224 and 43,999,443 shares were outstanding as of December 31, 2012 and 2011, respectively. Additionally, the Company is authorized to issue 10,000,000 shares of preferred stock, of which no shares were outstanding as of December 31, 2012 and 2011.

(14)  Employee Benefits

The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the United States. During 2012, the Company matched 50% of employee contributions up to 4% of the employee’s eligible compensation (for a maximum matching contribution of 2% of the employee’s eligible compensation by the Company). Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20% per year. The Company also sponsors a similar plan for its employees in the United Kingdom. The Company contributed $0.6 million, $0.4 million, and $0.3 million to the defined contribution benefit plans for the years ended December 31, 2012,  2011, and 2010, respectively.

(15) Derivative Financial Instruments

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

 The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(in thousands)
$1,000,000	£25,000	$1,040,383	2.67%	January 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018

____________

(1)     U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.62 to £1.00, which was the exchange rate in effect as of December 31, 2012.

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

The Company believes that it is more likely than not that it will be able to realize the benefits associated with its domestic net deferred tax asset positions in the future.  Therefore, the Company records the unrealized losses related to its domestic interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets.

The Company was also a party to certain derivative instruments that were originally designated as cash flow hedges, but were subsequently de-designated from being effective hedge instruments.  Specifically, during 2009, the Company entered into a number of interest rate swaps to hedge its exposure to changes in market rates of interest on its vault cash rental expense in the U.K.  During the fourth quarter of 2009, the Company's vault cash provider in that market exercised its rights under the contract to modify the pricing terms and changed the target vault cash rental rate within the agreement.  As a result of this change, the Company was no longer able to apply cash flow hedge accounting treatment to the underlying interest rate swap agreements.  In December 2009, the Company entered into a series of additional trades, the effects of which were to mostly offset the existing swaps and establish new swaps to match the modified underlying vault cash rental rate.  Since the underlying swaps were not deemed to be effective hedges of the Company's underlying vault cash rental costs, the Company was required to record an unrealized gain and a corresponding realized loss of $0.5 million each for the year ended December 31, 2012, and an unrealized gain and a corresponding realized loss of $1.1 million each for the year ended December 31, 2011 related to these swaps, which have been reflected in the Other expense (income) line item in the accompanying Consolidated Statements of Operations. These swaps expired as of December 31, 2012.

Tabular Disclosures

The following tables depict the effects of the use of the Company's derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivative Instruments:	(In thousands)

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$—	Prepaid expenses, deferred costs, and other current assets	$606

Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$23,117	Current portion of other long-term liabilities	$22,520
Interest rate swap contracts	Other long-term liabilities	84,973	Other long-term liabilities	47,423
Total		$108,090		$69,943

Derivatives Not Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$—	Current portion of other long-term liabilities	$1,117

Total Derivatives		$108,090		$70,454

The asset derivative instruments reflected in the table above relate to the portions of certain derivative instruments that were in an overall liability position, for which the remainder of the fair value is reflected in the liability derivative instruments portion above.

Statements of Operations Data

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Interest rate swap contracts	$(49,485)	$(41,960)	Cost of ATM operating revenues	$(26,167)	$(23,506)

		Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Income (Loss) Recognized into Income on Derivative Instruments	Amount of Income (Loss) Recognized into Income on Derivative Instruments
		2012	2011
		(In thousands)
Interest rate swap contracts	Cost of ATM operating revenues	$366	$(171)
Interest rate swap contracts	Other income	(9)	(52)
		$357	$(223)

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

As of December 31, 2012, the Company expected to reclassify $22.9 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 16, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(16) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$108,090	$—	$108,090	$—
Acquisition-related contingent consideration	3,455	—	—	3,455

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Assets associated with interest rate swaps	$606	$—	$606	$—

Liabilities
Liabilities associated with interest rate swaps	$71,060	$—	$71,060	$—
Acquisition-related contingent consideration	3,475	—	—	3,475

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the years  ended December 31, 2012,  2011 and 2010 totaled  $10.3 million, $8.7 million, and $4.8 million, respectively.

Below are descriptions of the Company's valuation methodologies for other assets and liabilities measured at fair value. The methods described below may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Cash and cash equivalents, accounts and notes receivable, net of the allowance for doubtful accounts, other current assets, accounts payable, accrued expenses, and other current liabilities. These financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

Interest rate swaps. The fair value of the Company's interest rate swaps was a net liability of $108.1 million as of December 31, 2012. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 1(o), Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

Acquisition-related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by the Company using a discounted cash flow model.  Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, based on its best estimate of operational results upon which the payment of these obligations are contingent. During the year ended December 31, 2012, the Company recognized $0.4 million in additional acquisition-related contingent consideration from the acquisitions completed during the year, and $0.2 million in accretion and payout of previously-recognized liabilities.  Additionally, the Company recorded a $0.6 million adjustment in the fourth quarter of 2012 to decrease a previously-recognized liability, due to the estimated payout being lower by this amount.    Unrealized gains and losses related to the contingent consideration associated with acquisitions are included in other income in the Company’s Consolidated Statements of Operations.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of December 31, 2012, the fair value of the Company's 2018 Notes (see Note 10, Long-Term Debt)  totaled $222.5 million, based on the quoted market price (Level 1 input) for the 2018 Notes as of that date.

(17) Commitments and Contingencies

Legal Matters

Automated Transactions. On August 16, 2010, a lawsuit was filed in the United States District Court for the District of Delaware (the “District Court”) entitled Automated Transactions LLC (“ATL”) v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc. (“Cardtronics USA”), as one of the defendants. The 2010 Lawsuit alleges that Cardtronics USA and the other defendants infringed upon seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs. The plaintiff, ATL, is seeking a permanent injunction, damages, treble damages and costs, including attorney's fees and expenses. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in a suit filed in 2006 (the "2006 Lawsuit") against 7-Eleven, Inc. (“7-Eleven”) concerning six of the same seven patents. In July 2007, when the Company acquired the 7-Eleven portfolio, the Company became subject to the 2006 Lawsuit. The ATM supplier in that case agreed to indemnify 7-Eleven against the plaintiff's claims. That indemnity was assigned by 7-Eleven to the Company, and the supplier acknowledged that assignment.

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

Notwithstanding the outcome of the 2006 Lawsuit, ATL has initiated new patent infringement lawsuits against other companies, based on “child” patents of the parent patent in the 2006 Lawsuit and the 2010 Lawsuit.  The asserted claims of the parent patent were already held invalid in the Appeals Decision. Two of those new cases name as defendants the customers of the Company under ATM placement agreements pursuant to which the Company operates ATMs alleged to infringe ATL’s child patents. Until resolved, these cases implicate the Company in defending its customers where these ATMs are placed and could involve ATL alleging new claims against the Company. The Company has joined as a defendant in one of those cases and asserted counterclaims against ATL for invalidity, non-infringement and requesting costs and attorneys’ fees for improperly bringing such a suit. The Company believes that these ATL lawsuits have no merit, especially because the child patents asserted have patent claims or limitations previously held invalid or non-infringing by the Appeals Decision. Accordingly, the Company does not expect that the remaining lawsuits will have a material impact on its financial condition or results of operation, and the Company will continue to vigorously defend its position.

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

Operating Lease Obligations

Operating Lease Obligations. The Company was a party to several operating leases as of December 31, 2012, primarily for office space and the rental of space at certain merchant locations. These leases expire at various times during the next 13 years.

Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2012 were as follows for each of the five years indicated and in the aggregate thereafter (amounts in thousands):

2013	$7,798
2014	6,275
2015	4,193
2016	2,598
2017	2,155
Thereafter	4,494
Total minimum lease payments	$27,513

Total rental expense under the Company’s operating leases, net of sublease income, was approximately $6.7 million, $6.3 million, and $5.7 million for the years ended December 31, 2012,  2011, and 2010, respectively.

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $44.7 million accrued for these liabilities as of December 31, 2012. For additional information, see Note 11, Asset Retirement Obligations.

Purchase commitments. As of December 31, 2012, the Company had entered into an agreement to purchase $6.8 million of ATM equipment and ATM parts for its United States and United Kingdom segments during 2013. Other material purchase commitments as of December 31, 2012 included $2.5 million in minimum service requirements for certain gateway and processing fees over the next three years.

(18) Income Taxes

Income tax expense (benefit) based on the Company’s income before income taxes consisted of the following for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(In thousands)
Current:
U.S. federal	$503	$(86)	$15
State and local	812	1,774	1,583
Total current	$1,315	$1,688	$1,598
Deferred:
U.S. federal	$24,005	$(12,025)	$(18,720)
State and local	1,749	(2,839)	(17)
Foreign	(60)	—	—
Total deferred	25,694	(14,864)	(18,737)
Total income tax expense (benefit)	$27,009	$(13,176)	$(17,139)

Income tax expense (benefit) differs from amounts computed by applying the U.S. federal statutory tax rate to income before taxes as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(In thousands)
Income tax expense, at the statutory rate of 35.0%	$24,595	$19,940	$8,397
Provision to return and deferred tax adjustments	200	(190)	(3,548)
Change in federal and state effective tax rates	—	(780)	(225)
State tax, net of federal benefit	1,858	2,418	1,565
Permanent adjustments	322	341	(83)
Foreign subsidiary tax variances	120	139	454
Impact of U.K. restructuring	—	(37,019)	—
Foreign subsidiary change in statutory rate	—	524	—
Other	67	256	(75)
Subtotal	27,162	(14,371)	6,485
Change in valuation allowance	(153)	1,195	(23,624)
Total income tax expense (benefit)	$27,009	$(13,176)	$(17,139)

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

The net current and non-current deferred tax assets and liabilities (by segment) as of December 31, 2012 and 2011 were as follows:

	United States		United Kingdom		Other International		Consolidated
	2012	2011	2012	2011	2012	2011	2012	2011
	(In thousands)
Current deferred tax asset	$12,839	$26,928	$107	$104	$395	$122	$13,341	$27,154
Valuation allowance	—	—	(75)	(73)	(11)	(11)	(86)	(84)
Current deferred tax liability	(62)	(64)	(1,286)	(1,031)	—	—	(1,348)	(1,095)
Net current deferred tax asset (liability)	12,777	26,864	(1,254)	(1,000)	384	111	11,907	25,975
Non-current deferred tax asset	55,704	44,355	14,888	12,163	2,341	2,411	72,933	58,929
Valuation allowance	—	—	(10,233)	(8,229)	(244)	(394)	(10,477)	(8,623)
Non-current deferred tax liability	(30,348)	(22,143)	(3,401)	(2,934)	(2,421)	(2,128)	(36,170)	(27,205)
Net non-current deferred tax asset (liability)	25,356	22,212	1,254	1,000	(324)	(111)	26,286	23,101
Net deferred tax asset	$38,133	$49,076	$—	$—	$60	$—	$38,193	$49,076

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
	(In thousands)
Current deferred tax assets:
Reserve for receivables	$218	$105
Accrued liabilities and inventory reserves	3,813	5,136
Net operating loss carryforward	375	13,664
Unrealized losses on interest rate swap contracts	8,677	8,177
Other	258	72
Subtotal	13,341	27,154
Valuation allowance	(86)	(84)
Current deferred tax assets	13,255	27,070
Non-current deferred tax assets:
Net operating loss carryforward	4,434	8,349
Unrealized loss on interest rate swap contracts	32,916	18,763
Stock-based compensation	4,819	2,902
Asset retirement obligations	4,963	3,956
Tangible and intangible assets	24,065	23,468
Deferred revenue	138	605
Other	1,598	886
Subtotal	72,933	58,929
Valuation allowance	(10,477)	(8,623)
Non-current deferred tax assets	62,456	50,306
Current deferred tax liabilities:
Other	(1,348)	(1,095)
Current deferred tax liabilities	(1,348)	(1,095)
Non-current deferred tax liabilities:
Tangible and intangible assets	(26,607)	(17,633)
Deployment costs	(6,834)	(6,580)
Asset retirement obligations	(2,729)	(1,997)
Other	—	(995)
Non-current deferred tax liabilities	(36,170)	(27,205)

Net deferred tax asset	$38,193	$49,076

Based on a positive pre-tax book income trend that began in 2009 and has continued through 2012 and is expected to continue in future periods, management concluded that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its domestic deferred tax assets and expects the majority of Company’s domestic net operating loss carryforwards that are not subject to annual utilization limits to be fully utilized in the next 24 months, which is well before their expiration dates.

The deferred tax benefits associated with the Company’s net unrealized losses on derivative instruments have been reflected within accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

As of December 31, 2012, the Company had approximately $7.5 million in United States federal net operating loss carryforwards that will begin expiring in 2025.  The recorded deferred tax asset related to federal net operating loss carryforward amounts excludes approximately $55.8 million in gross potential future tax benefits associated with excess tax deductions above previously recognized book expense for employee stock option exercises and restricted stock vesting that occurred from 2006 through 2012.  Because the Company is currently in a net operating loss carryforward position, such benefits have not been reflected in the Company’s consolidated financial statements, as required by ASC 718, Compensation – Stock Compensation.  Finally, the Company had approximately $0.8 million in alternative minimum tax credits in the United States as of December 31, 2012.

As of December 31, 2012, the Company had approximately $5.2 million in net operating loss carryforwards in the United Kingdom not subject to expiration, $3.4 million in net operating loss carryforwards in Mexico that will begin expiring in 2016, and approximately $0.9 million in net operating loss carryforwards in Canada that will begin expiring in 2028.  The deferred tax benefits associated with such carryforwards in Mexico and the United Kingdom, to the extent they are not offset by deferred tax liabilities, have been fully reserved for through a valuation allowance. At this time, the Company does not expect that its United Kingdom and Mexico operations will be in a position in the near future to be able to more likely than not fully utilize their deferred tax assets in their respective tax jurisdictions, including their net operating loss carryforwards.  As a result, the deferred tax benefits associated with the United Kingdom and Mexico operations, to the extent they are not offset by deferred tax liabilities, have been fully reserved through a valuation allowance. The Company believes that it will be able to realize the benefits of its deferred tax assets in Canada. Therefore, in 2012, the Company released its valuation allowance recorded in 2011.

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

The Company files United States, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is not subject to tax examination by tax authorities for years before 2006.  During 2012, the Internal Revenue Service completed its audit of the Company’s 2009 federal tax return. This audit resulted in approximately $1,100 of additional tax owed by the Company.

(19)  Concentration Risk

Significant Supplier.  For the years ended December 31, 2012 and 2011, the Company’s United States, United Kingdom, and Canada operations purchased equipment from one supplier that accounted for 70.3% and 73.9%, respectively, of the Company’s total ATM purchases for those years. As of December 31, 2012 and 2011, accounts payable to this supplier for ATM purchases represented approximately 4.8% and 30.4%, respectively, of the Company’s consolidated accounts payable balances.

Significant Vendors.  The Company obtains the cash to fill a substantial portion of its domestic Company-owned, and, in some cases, merchant-owned, ATMs from Bank of America and Wells Fargo.  As of December 31, 2012, the Company had $1.9 billion in cash in its domestic ATMs, of which 30.4% was provided by Bank of America and 32.6% was provided by Wells Fargo.  The Company’s existing vault cash rental agreements expire at various times from March 2013 to December 2016.  However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond the Company’s control, including certain bankruptcy events of the Company or its subsidiaries, or a breach of the terms of the Company’s cash provider agreements.  Other key terms of the agreements include the requirement that the cash providers provide written notice of their intent not to renew.  Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date.  If such notice is not received, then the contracts will typically automatically renew for an additional one-year period.  Additionally, the Company’s contract with one of its vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 90 days prior written notice.  However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.  In the United Kingdom, the Company obtains all of its vault cash from a single provider, which is currently operating under a month-to-month contract while it is in the process of being renewed.

In addition to the above, the Company had concentration risks in significant vendors for the provision of on-site maintenance services and armored courier services in the United States for the years ended December 31, 2012 and 2011.

Significant Customers.  For the years ended December 31, 2012 and 2011, the Company derived 45.2% and 49.4%, respectively, of its total revenues from ATMs placed at the locations of its five largest merchants. The Company’s top five merchants (based on its total revenues) were 7-Eleven, CVS, Walgreens, Speedway, and The Pantry for the year ended December 31, 2012 and were 7-Eleven, CVS, Walgreens, Martin McColl (in the United Kingdom), and Target for the year ended December 31, 2011. 7-Eleven, which represents the single largest merchant customer in the Company’s portfolio, comprised 26.9% and 29.9% of the Company’s total revenues for the years ended December 31, 2012 and 2011, respectively. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with 7-Eleven and these other merchants.

(20) Segment Information

As of December 31, 2012, the Company's operations consisted of its U.S., U.K., and Other International segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies. The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
	(In thousands)
Adjusted EBITDA	$189,533	$156,307	$130,819
Less:
Loss on disposal of assets	1,787	981	2,647
Other Income	(1,830)	(849)	(1,004)
Noncontrolling interests	(1,668)	(1,897)	(1,984)
Stock-based compensation expense	11,072	9,283	5,998
Acquisition-related expenses	3,332	4,747	—
Other adjustment to selling, general, and administrative expenses	972	—	—
EBITDA	$175,868	$144,042	$125,162
Less:
Interest expense, net, including amortization of deferred financing costs	22,057	21,109	28,658
Write-off of deferred financing costs and bond discounts	—	—	7,296
Redemption costs for early extinguishment of debt	—	—	7,193
Income tax expense (benefit)	27,009	(13,176)	(17,139)
Depreciation and accretion expense	61,499	47,962	42,724
Amortization expense	21,712	17,914	15,471
Net income attributable to controlling interests and available to common stockholders	$43,591	$70,233	$40,959

The following tables reflect certain financial information for each of the Company's reporting segments for the years ended December 31, 2012, 2011, and 2010:

	For the Year Ended December 31, 2012
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$626,241	$117,814	$36,394	$—	$780,449
Intersegment revenues	10,087	—	89	(10,176)	—
Cost of revenues	423,813	93,030	28,909	(9,665)	536,087
Selling, general, and administrative expenses	54,635	7,491	2,970	429	65,525
Acquisition-related expenses	3,207	120	5	—	3,332
Loss on disposal of assets	1,716	61	10	—	1,787

Adjusted EBITDA	168,915	18,256	3,303	(941)	189,533

Depreciation and accretion expense	37,831	19,894	3,768	6	61,499
Amortization expense	20,088	1,437	187	—	21,712
Interest expense, net, including amortization of deferred financing costs	21,005	647	405	—	22,057
Income tax expense (benefit)	27,069	—	(60)	—	27,009

Capital expenditures (1)	$62,496	$21,839	$8,851	$(383)	$92,803

	For the Year Ended December 31, 2011
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$501,439	$97,665	$25,472	$—	$624,576
Intersegment revenues	4,277	—	111	(4,388)	—
Cost of revenues	329,782	75,109	19,612	(4,388)	420,115
Selling, general, and administrative expenses	47,342	5,950	2,290	—	55,582
Acquisition-related expenses	4,747	—	—	—	4,747
Loss (gain) on disposal of assets	791	215	(25)	—	981

Adjusted EBITDA	137,840	16,554	1,913	—	156,307

Depreciation and accretion expense	28,719	16,194	3,070	(21)	47,962
Amortization expense	15,985	1,892	37	—	17,914
Interest expense, net, including amortization of deferred financing costs	17,144	3,260	705	—	21,109
Income tax benefit	(13,176)	—	—	—	(13,176)

Capital expenditures (1)	$46,154	$20,478	$254	$—	$66,886

	For the Year Ended December 31, 2010
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$423,109	$82,583	$26,386	$—	$532,078
Intersegment revenues	3,071	—	—	(3,071)	—
Cost of revenues	280,973	62,386	20,104	(3,071)	360,392
Selling, general, and administrative expenses	37,598	5,106	1,877	—	44,581
Loss on disposal of assets	1,135	1,305	207	—	2,647

Adjusted EBITDA	113,567	14,966	2,286	—	130,819

Depreciation and accretion expense	27,342	12,541	2,862	(21)	42,724
Amortization expense	13,517	1,931	23	—	15,471
Interest expense, net, including amortization of deferred financing costs	23,598	4,105	955	—	28,658
Write-off of deferred financing costs and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Income tax benefit	(17,139)	—	—	—	(17,139)

Capital expenditures (1)	$34,749	$13,059	$3,386	$—	$51,194

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs, and capital expenditures financed by direct debt. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Total Assets:

	December 31, 2012	December 31, 2011
	(In thousands)
United States	$714,110	$665,553
United Kingdom	108,894	93,182
Other International	30,066	16,626
Eliminations	(84,178)	(62,560)
Total	$768,892	$712,801

(21) Supplemental Guarantor Financial Information

The Company's 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's 100% owned domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the years ended December 31, 2012, 2011,  and 2010 and the condensed consolidating balance sheets as of December 31, 2012 and December 31, 2011 of (1) Cardtronics, Inc., the parent company and issuer of the 2018 Notes ("Parent"); (2) all of the Company's 100% owned domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$636,328	$154,297	$(10,176)	$780,449
Operating costs and expenses	11,366	529,924	157,882	(9,230)	689,942
Operating (loss) income	(11,366)	106,404	(3,585)	(946)	90,507
Interest (income) expense, net, including amortization of deferred financing costs	(541)	21,546	1,052	—	22,057
Equity in (earnings) losses of subsidiaries	(78,992)	7,890	—	71,102	—
Other expense (income), net	8	(4,529)	3,257	(557)	(1,821)
Income (loss) before income taxes	68,159	81,497	(7,894)	(71,491)	70,271
Income tax expense (benefit)	24,508	2,561	(60)	—	27,009
Net income (loss)	43,651	78,936	(7,834)	(71,491)	43,262
Net loss attributable to noncontrolling interests	—	—	—	(329)	(329)
Net income (loss) attributable to controlling interests and available to common stockholders	43,651	78,936	(7,834)	(71,162)	43,591
Other comprehensive income (loss) attributable to controlling interests	14,536	(38,689)	2,970	(109)	(21,292)
Comprehensive income (loss) attributable to controlling interests	$58,187	$40,247	$(4,864)	$(71,271)	$22,299

Condensed Consolidating Statements of Comprehensive Income – continued

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$505,716	$123,248	$(4,388)	$624,576
Operating costs and expenses	9,604	417,762	124,344	(4,409)	547,301
Operating (loss) income	(9,604)	87,954	(1,096)	21	77,275
Interest (income) expense, net, including amortization of deferred financing costs	(940)	18,084	3,965	—	21,109
Equity in (earnings) losses of subsidiaries	(47,421)	7,572	—	39,849	—
Other (income) expense, net	(19,252)	15,714	2,734	—	(804)
Income (loss) before income taxes	58,009	46,584	(7,795)	(39,828)	56,970
Income tax benefit	(12,116)	(1,060)	—	—	(13,176)
Net income (loss)	70,125	47,644	(7,795)	(39,828)	70,146
Net loss attributable to noncontrolling interests	—	—	—	(87)	(87)
Net income (loss) attributable to controlling interests and available to common stockholders	70,125	47,644	(7,795)	(39,741)	70,233
Other comprehensive income (loss) attributable to controlling interests	10,687	(29,405)	(131)	219	(18,630)
Comprehensive income (loss) attributable to controlling interests	$80,812	$18,239	$(7,926)	$(39,522)	$51,603

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$426,180	$108,969	$(3,071)	$532,078
Operating costs and expenses	6,329	354,236	108,342	(3,092)	465,815
Operating (loss) income	(6,329)	71,944	627	21	66,263
Interest expense, net, including amortization of deferred financing costs	5,473	18,125	5,060	—	28,658
Write-off of deferred financing costs and bond discounts	7,296	—	—	—	7,296
Redemption costs for early extinguishment of debt	7,193	—	—	—	7,193
Equity in (earnings) losses of subsidiaries	(30,014)	6,734	—	23,280	—
Other (income) expense, net	(20,921)	18,098	1,945	—	(878)
Income (loss) before income taxes	24,644	28,987	(6,378)	(23,259)	23,994
Income tax benefit	(16,468)	(671)	—	—	(17,139)
Net income (loss)	41,112	29,658	(6,378)	(23,259)	41,133
Net income attributable to noncontrolling interests	—	—	—	174	174
Net income (loss) attributable to controlling interests and available to common stockholders	41,112	29,658	(6,378)	(23,433)	40,959
Other comprehensive loss attributable to controlling interests	(900)	(6,396)	(139)	(87)	(7,522)
Comprehensive income (loss) attributable to controlling interests	$40,212	$23,262	$(6,517)	$(23,520)	$33,437

Condensed Consolidating Balance Sheets

	As of December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$5	$10,674	$3,182	$—	$13,861
Accounts and notes receivable, net	56,722	39,384	9,934	(60,905)	45,135
Current portion of deferred tax asset, net	11,683	1,094	309	—	13,086
Other current assets	764	28,116	14,793	(6)	43,667
Total current assets	69,174	79,268	28,218	(60,911)	115,749
Property and equipment, net	—	154,737	82,001	(500)	236,238
Intangible assets, net	4,684	87,670	10,219	—	102,573
Goodwill	—	268,454	17,242	—	285,696
Investments in and advances to subsidiaries	209,668	100,048	—	(309,716)	—
Intercompany receivable	204,098	48,128	—	(252,226)	—
Deferred tax asset, net	23,162	2,195	1,111	—	26,468
Prepaid expenses, deferred costs, and other assets	—	1,999	169	—	2,168
Total assets	$510,786	$742,499	$138,960	$(623,353)	$768,892
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,467	$—	$1,467
Current portion of other long-term liabilities	—	23,386	1,000	—	24,386
Accounts payable and accrued liabilities	9,982	122,501	30,127	(60,905)	101,705
Current portion of deferred tax liability, net	—	—	1,179	—	1,179
Total current liabilities	9,982	145,887	33,773	(60,905)	128,737
Long-term debt	352,000	15	1,337	—	353,352
Intercompany payable	—	250,827	54,270	(305,097)	—
Deferred tax liability	—	—	182	—	182
Asset retirement obligations	—	21,448	23,248	—	44,696
Other long-term liabilities	—	92,966	155	—	93,121
Total liabilities	361,982	511,143	112,965	(366,002)	620,088
Stockholders' equity	148,804	231,356	25,995	(257,351)	148,804
Total liabilities and stockholders' equity	$510,786	$742,499	$138,960	$(623,353)	$768,892

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$1	$4,721	$854	$—	$5,576
Accounts and notes receivable, net	44,454	37,141	6,065	(46,793)	40,867
Current portion of deferred tax asset, net	24,526	2,339	37	—	26,902
Other current assets	885	10,890	9,316	(6)	21,085
Total current assets	69,866	55,091	16,272	(46,799)	94,430
Property and equipment, net	—	124,892	66,551	(112)	191,331
Intangible assets, net	5,546	98,649	7,408	—	111,603
Goodwill	—	255,465	16,097	—	271,562
Investments in and advances to subsidiaries	150,525	100,048	—	(250,573)	—
Intercompany receivable	240,825	5,820	—	(246,645)	—
Deferred tax asset, net	20,278	1,933	890	—	23,101
Prepaid expenses, deferred costs, and other assets	—	18,184	2,590	—	20,774
Total assets	$487,040	$660,082	$109,808	$(544,129)	$712,801
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$2,317	$—	$2,317
Current portion of other long-term liabilities	—	22,729	2,372	—	25,101
Accounts payable and accrued liabilities	7,895	126,865	23,319	(46,794)	111,285
Current portion of deferred tax liability, net	—	—	927	—	927
Total current liabilities	7,895	149,594	28,935	(46,794)	139,630
Long-term debt	366,000	27	2,605	—	368,632
Intercompany payable	—	269,331	30,185	(299,516)	—
Asset retirement obligations	—	18,095	16,422	—	34,517
Other long-term liabilities	—	55,969	908	—	56,877
Total liabilities	373,895	493,016	79,055	(346,310)	599,656
Stockholders' equity	113,145	167,066	30,753	(197,819)	113,145
Total liabilities and stockholders' equity	$487,040	$660,082	$109,808	$(544,129)	$712,801

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(2,375)	$116,424	$22,722	$(383)	$136,388
Additions to property and equipment	—	(60,932)	(28,647)	—	(89,579)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(1,564)	(1,660)	—	(3,224)
Intercompany fixed asset mark-up	—	—	(383)	383	—
Funding of intercompany notes payable	(209,875)	(11,797)	—	221,672	—
Payments received on intercompany notes payable	223,680	—	—	(223,680)	—
Acquisitions, net of cash acquired	—	(17,661)	(3,300)	—	(20,961)
Net cash provided by (used in) investing activities	13,805	(91,954)	(33,990)	(1,625)	(113,764)
Proceeds from borrowings of long-term debt	245,100	—	—	—	245,100
Repayments of long-term debt and capital leases	(259,100)	(11)	(2,485)	—	(261,596)
Proceeds from intercompany notes payable	—	205,174	16,498	(221,672)	—
Repayments of intercompany notes payable	—	(223,680)	—	223,680	—
Repayments of borrowings under bank overdraft facility, net	—	—	(162)	—	(162)
Proceeds from exercises of stock options	7,344	—	—	—	7,344
Repurchase of capital stock	(4,770)	—	—	—	(4,770)
Net cash (used in) provided by financing activities	(11,426)	(18,517)	13,851	2,008	(14,084)
Effect of exchange rate changes on cash	—	—	(255)	—	(255)
Net increase in cash and cash equivalents	4	5,953	2,328	—	8,285
Cash and cash equivalents as of beginning of period	1	4,721	854	—	5,576
Cash and cash equivalents as of end of period	$5	$10,674	$3,182	$—	$13,861

Condensed Consolidating Statements of Cash Flows — continued

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$2,496	$100,460	$10,369	$—	$113,325
Additions to property and equipment	—	(45,640)	(18,778)	—	(64,418)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(514)	(1,954)	—	(2,468)
Investment in subsidiary	—	(100,048)	—	100,048	—
Funding of intercompany notes payable	(316,231)	—	—	316,231	—
Payments received on intercompany notes payable	189,040	93,663	—	(282,703)	—
Acquisitions, net of cash acquired	(2,800)	(164,811)	43	—	(167,568)
Net cash used in investing activities	(129,991)	(217,350)	(20,689)	133,576	(234,454)
Proceeds from borrowings of long-term debt	381,738	—	—	—	381,738
Repayments of long-term debt and capital leases	(261,938)	(3)	(3,050)	—	(264,991)
Proceeds from intercompany notes payable	—	308,294	7,937	(316,231)	—
Repayments of intercompany notes payable	—	(188,899)	(93,804)	282,703	—
Repayments from borrowings under bank overdraft facility, net	—	—	(830)	—	(830)
Proceeds from exercises of stock options	11,420	—	—	—	11,420
Repurchase of capital stock	(3,150)	—	—	—	(3,150)
Issuance of capital stock	—	—	100,048	(100,048)	—
Debt issuance and modification costs	(655)	—	—	—	(655)
Net cash provided by financing activities	127,415	119,392	10,301	(133,576)	123,532
Effect of exchange rate changes on cash	—	—	(16)	—	(16)
Net (decrease) increase in cash and cash equivalents	(80)	2,502	(35)	—	2,387
Cash and cash equivalents as of beginning of period	81	2,219	889	—	3,189
Cash and cash equivalents as of end of period	$1	$4,721	$854	$—	$5,576

Condensed Consolidating Statements of Cash Flows — continued

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$5,459	$84,083	$15,626	$—	$105,168
Additions to property and equipment	—	(32,373)	(15,696)	—	(48,069)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(2,376)	(207)	—	(2,583)
Funding of intercompany notes payable	(29,220)	—	—	29,220	—
Payments received on intercompany notes payable	84,500	—	—	(84,500)	—
Net cash provided by (used in) investing activities	55,280	(34,749)	(15,903)	(55,280)	(50,652)
Proceeds from borrowings of long-term debt	382,400	—	—	—	382,400
Repayments of long-term debt and capital leases	(443,393)	(235)	(2,212)	—	(445,840)
Proceeds from intercompany notes payable	—	29,220	—	(29,220)	—
Repayments of intercompany notes payable	—	(84,500)	—	84,500	—
Proceeds from borrowings under bank overdraft facility, net	—	—	995	—	995
Proceeds from exercises of stock options	7,390	—	—	—	7,390
Repurchase of capital stock	(1,672)	—	—	—	(1,672)
Debt issuance and modification costs	(5,423)	—	—	—	(5,423)
Net cash used in financing activities	(60,698)	(55,515)	(1,217)	55,280	(62,150)
Effect of exchange rate changes on cash	—	—	374	—	374
Net increase (decrease) in cash and cash equivalents	41	(6,181)	(1,120)	—	(7,260)
Cash and cash equivalents as of beginning of period	40	8,400	2,009	—	10,449
Cash and cash equivalents as of end of period	$81	$2,219	$889	$—	$3,189

(22)  Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below for the years ended December 31, 2012 and 2011.

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share amounts)
2012
Total Revenues	$191,040	$192,020	$199,029	$198,360	$780,449
Gross profit (1)	58,632	58,920	62,300	64,510	244,362
Net income	10,043	9,579	12,706	10,934	43,262
Net income attributable to controlling interests and available to common stockholders	9,829	9,664	12,897	11,201	43,591
Basic net income per common share	$0.22	$0.22	$0.29	$0.25	$0.97
Diluted net income per common share	$0.22	$0.21	$0.28	$0.25	$0.96

2011
Total revenues	$138,041	$147,294	$165,059	$174,182	$624,576
Gross profit (2)	44,908	48,963	54,831	55,759	204,461
Net income (3)	6,558	8,742	46,800	8,046	70,146
Net income attributable to controlling interests and available to common stockholders (3)	6,480	8,715	46,885	8,153	70,233
Basic net income per common share (3)	$0.15	$0.20	$1.06	$0.18	$1.60
Diluted net income per common share (3)	$0.15	$0.20	$1.05	$0.18	$1.58

____________

(1)

Excludes $17.4 million, $18.2 million, $19.1 million and $20.0 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(2)

Excludes $13.4 million, $13.5 million, $15.5 million and $16.9 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(3)	Includes $37.0 million of tax benefit recorded in the quarter ended September 30 as a result of a tax reporting change with respect to the Company’s U.K. operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 2012 Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this 2012 Form 10-K, as stated in their attestation report which is included on page 62.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code of Ethics is available on our website at http://www.cardtronics.com, and you may also request a copy of the Code of Ethics at no cost, by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400,  Houston, Texas 77042, (832) 308-4000. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, and persons performing similar functions on our website at http://www.cardtronics.com promptly following the date of any such amendment or waiver.

Pursuant to General Instruction G of Form 10-K, we incorporate by reference the remaining information required by this Item 10 from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

3. Index to Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this 2012 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 21, 2013.

CARDTRONICS, INC.

/s/ Steven A. Rathgaber
Steven A. Rathgaber
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 21, 2013.

Signature	Title

/s/ Steven A. Rathgaber	Chief Executive Officer and Director
Steven A. Rathgaber	(Principal Executive Officer)

/s/ J. Chris Brewster	Chief Financial Officer
J. Chris Brewster	(Principal Financial Officer)

/s/ E. Brad Conrad	Chief Accounting Officer
E. Brad Conrad	(Principal Accounting Officer)

/s/ Dennis F. Lynch
Dennis F. Lynch	Chairman of the Board of Directors

/s/ Tim Arnoult
Tim Arnoult	Director

/s/ Robert P. Barone
Robert P. Barone	Director

/s/ Jorge M. Diaz
Jorge M. Diaz	Director

/s/ G. Patrick Phillips
G. Patrick Phillips	Director

/s/ Mark Rossi
Mark Rossi	Director

/s/ Juli Spottiswood
Juli Spottiswood	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1

Third Amended and Restated Certificate of Incorporation of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on December 14, 2007, Registration No. 001-33864).

3.2

Third Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed by Cardtronics, Inc. on January 26, 2011, Registration No. 001-33864).

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

10.2

First Amendment to Credit Agreement, dated July 25, 2011, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 4, 2011, File No. 001-33864).

10.3*	Second Amendment to Credit Agreement, dated May 11, 2012, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.
10.4

Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007).

10.5

Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, LP and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on July 26, 2007, Registration No. 333-113470).

10.6

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

10.9

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

10.12

Amendment No. 6 to ATM Cash Services Agreement, dated September 22, 2011, by and between Cardtronics USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on November 7, 2011, File No. 001-33864).

10.13

Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, by Cardtronics, Inc. filed on November 9, 2007).

10.14

First Amendment to Contract Cash Solutions Agreement, dated February 28, 2009, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.15

Second Amendment to Contract Cash Solutions Agreement, dated July 19, 2009, by and between Cardtronics USA, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 7, 2009, File No. 001-33864).

10.16

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

10.18*	Fifth Amendment to Contract Cash Solutions Agreement, dated March 10, 2011, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A.
10.19

Temporary Increase in Maximum Available Amount among Cardtronics Inc., Cardtronics USA, Inc. (successor by conversion to Cardtronics LP) and Wells Fargo Bank, National Association dated as of August 22, 2011. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 7, 2011, File No. 001-33864).

10.20*	Sixth Amendment to Contract Cash Solutions Agreement, dated March 1, 2012, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A.
10.21†

Form of Director Indemnification Agreement entered into by and between Cardtronics, Inc. and each of its directors, dated as of February 10, 2005 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.22†

2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.23†

Amendment No. 1 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of January 30, 2004 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.24†

Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.25†

Amendment No. 3 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of May 9, 2006 (incorporated herein by reference to Exhibit 10.38 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).

10.26†

Amendment No. 4 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of August 22, 2007 (incorporated herein by reference to Exhibit 10.39 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).

10.27†

Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).

10.28†

Cardtronics, Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Appendix B of Cardtronics, Inc.’s Definitive Proxy Statement filed on April 30, 2010, File No. 001-33864).

10.29*†	Cardtronics, Inc. 2012 Annual Executive Cash Incentive Plan, effective January 1, 2012.
10.30†

Form of Non-statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 13, 2009, Registration No. 001-33864).

10.31†	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 13, 2009, Registration No. 001-33864).
10.32†

Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 24, 2011, Registration No. 001-33864).

10.33†

Cardtronics, Inc. 2011 Long Term Incentive Plan, dated January 31, 2011 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on February 1, 2011, Registration No. 001-33864).

10.34*†	Cardtronics, Inc. 2012 Long Term Incentive Plan, dated January 31, 2012.
10.35†	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864).
10.36*†	Form of Employment Agreement (Form A).
10.37†

Amended and Restated Service Agreement between Bank Machine Limited and Ron Delnevo, dated effective as of May 17, 2005 (incorporated herein by reference to Exhibit 10.19 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.38†

First Amendment to Amended and Restated Service Agreement between Bank Machine Ltd. and Ron Delnevo, dated effective as of June 5, 2008 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864).

10.39*†	Compromise Agreement between Bank Machine Limited, Cardtronics Inc., and Ronald Joseph Delnevo, dated December 20, 2012.
10.40†

Employment Agreement by and between Cardtronics USA Inc., Cardtronics, Inc. and Steven A. Rathgaber, dated effective as of February 1, 2010 (incorporated herein by reference to Exhibit 10.48 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 4, 2010, Registration No. 001-33864).

10.41*†	Employment Agreement by and between Cardtronics USA Inc., Cardtronics, Inc. and Christopher Todd Clark, dated effective as of January 23, 2012.
10.42*†	Summary of Non-Employee Director Compensation
12.1*	Computation of Ratio of Earnings to Fixed Charges.
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