Form 10-Q
period 2013-03-31
CARDTRONICS INC
filed 2013-05-02
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on April 30, 2013: 44,858,110

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,126	$13,861
Accounts and notes receivable, net of allowance of $564 and $476 as of March 31, 2013 and December 31, 2012, respectively	49,704	45,135
Inventory, net	4,200	4,389
Restricted cash	3,936	8,298
Current portion of deferred tax asset, net	13,271	13,086
Prepaid expenses, deferred costs, and other current assets	15,587	30,980
Total current assets	112,824	115,749
Property and equipment, net	226,357	236,238
Intangible assets, net	101,719	102,573
Goodwill	293,042	285,696
Deferred tax asset, net	21,340	26,468
Prepaid expenses, deferred costs, and other assets	2,897	2,168
Total assets	$758,179	$768,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$1,582	$1,467
Current portion of other long-term liabilities	25,547	24,386
Accounts payable	17,787	21,593
Accrued liabilities	74,896	80,112
Current portion of deferred tax liability, net	1,109	1,179
Total current liabilities	120,921	128,737
Long-term liabilities:
Long-term debt	352,407	353,352
Asset retirement obligations	39,211	44,696
Deferred tax liability, net	177	182
Other long-term liabilities	82,213	93,121
Total liabilities	594,929	620,088

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 50,942,711 and 50,569,875 shares issued as of March 31, 2013 and December 31, 2012, respectively; 44,857,024 and 44,641,224 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	260,334	252,956
Accumulated other comprehensive loss, net	(103,422)	(105,085)
Retained earnings	67,291	57,861
Treasury stock; 6,085,687 and 5,928,651 shares at cost as of March 31, 2013 and December 31, 2012, respectively	(62,073)	(58,270)
Total parent stockholders’ equity	162,135	147,467
Noncontrolling interests	1,115	1,337
Total stockholders’ equity	163,250	148,804
Total liabilities and stockholders’ equity	$758,179	$768,892

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
ATM operating revenues	$193,360	$177,813
ATM product sales and other revenues	4,378	13,227
Total revenues	197,738	191,040
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	129,560	120,627
Cost of ATM product sales and other revenues	4,129	11,781
Total cost of revenues	133,689	132,408
Gross profit	64,049	58,632
Operating expenses:
Selling, general, and administrative expenses	18,989	16,075
Acquisition-related expenses	2,822	1,087
Depreciation and accretion expense	16,285	13,750
Amortization expense	5,748	5,475
Loss on disposal of assets	203	548
Total operating expenses	44,047	36,935
Income from operations	20,002	21,697
Other expense (income):
Interest expense, net	5,066	5,365
Amortization of deferred financing costs	229	220
Other income	(421)	(77)
Total other expense	4,874	5,508
Income before income taxes	15,128	16,189
Income tax expense	5,980	6,146
Net income	9,148	10,043
Net (loss) income attributable to noncontrolling interests	(282)	214
Net income attributable to controlling interests and available to common stockholders	$9,430	$9,829

Net income per common share – basic and diluted	$0.21	$0.22

Weighted average shares outstanding – basic	44,247,098	43,058,215
Weighted average shares outstanding – diluted	44,479,366	43,562,618

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$9,148	$10,043
Unrealized gains (losses) on interest rate swap contracts, net of income tax expense (benefit) of $3,436 and $(4,614) for the three months ended March 31, 2013 and 2012, respectively	5,703	(6,372)
Foreign currency translation adjustments	(4,040)	1,894
Other comprehensive income (loss)	1,663	(4,478)
Total comprehensive income	10,811	5,565
Less: comprehensive (loss) income attributable to noncontrolling interests	(222)	352
Comprehensive income attributable to controlling interests	$11,033	$5,213

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,148	$10,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	22,033	19,225
Amortization of deferred financing costs	229	220
Stock-based compensation expense	3,165	2,560
Deferred income taxes	1,433	5,380
Loss on disposal of assets	203	548
Unrealized gain on derivative instruments	—	(129)
Amortization of accumulated other comprehensive gains associated with derivative instruments no longer designated as hedging instruments	—	(45)
Other reserves and non-cash items	1,157	454
Changes in assets and liabilities:
Increase in accounts and notes receivable, net	(4,457)	(7,332)
Decrease in prepaid, deferred costs, and other current assets	14,526	564
Increase in inventory	(219)	(2,593)
(Increase) decrease in other assets	(1,507)	2,931
Decrease in accounts payable	(2,722)	(6,857)
Increase (decrease) in accrued liabilities	113	(4,731)
Decrease in other liabilities	(1,722)	(1,497)
Net cash provided by operating activities	41,380	18,741

Cash flows from investing activities:
Additions to property and equipment	(15,145)	(21,324)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(792)	(362)
Acquisitions, net of cash acquired	(12,587)	(250)
Net cash used in investing activities	(28,524)	(21,936)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	57,200	53,700
Repayments of long-term debt and capital leases	(58,169)	(49,470)
Repayments of borrowings under bank overdraft facility, net	—	(212)
Payment of contingent consideration	(250)	—
Proceeds from exercises of stock options	247	1,264
Excess tax benefit from stock-based compensation expense	3,966	—
Repurchase of capital stock	(3,804)	(1,406)
Net cash (used in) provided by financing activities	(810)	3,876

Effect of exchange rate changes on cash	219	(44)
Net increase in cash and cash equivalents	12,265	637

Cash and cash equivalents as of beginning of period	13,861	5,576
Cash and cash equivalents as of end of period	$26,126	$6,213

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$9,115	$9,545
Cash paid for income taxes	$534	$744

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of March 31, 2013, the Company provided services to approximately 62,600 devices across its portfolio, which included approximately 53,700 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 4,300 devices throughout the United Kingdom ("U.K."), approximately 2,700 devices throughout Mexico, and approximately 1,900 devices throughout Canada. Included in the number of devices in the U.S. are approximately 2,000 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 62,600 devices are approximately 6,500 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., SunTrust Banks, Inc., PNC Bank, N.A, Frost Bank, The Bank of Nova Scotia (“Scotiabank”) in Canada, Mexico, and Puerto Rico, and Grupo Financiero Banorte, S.A. de C.V. in Mexico. As of March 31, 2013,  approximately 18,400 of the Company’s domestic devices and approximately 500 of the Company’s ATMs in Canada were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network, the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has more than 55,000 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network.  The Allpoint network includes a majority of the Company’s ATMs in the U.S., U.K., Puerto Rico and Mexico, approximately a  quarter of the Company’s ATMs in Canada, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator in that market. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

Basis of Presentation

This Quarterly Report on Form 10-Q (this "Form 10-Q") has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP"), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company's Annual Report on Form 10-K for the year ended December 31, 2012  (the "2012 Form 10-K"), which includes a summary of the Company's significant accounting policies and other disclosures.

The financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. The Consolidated Balance Sheet as of December 31, 2012 was derived from the audited balance sheet filed in the 2012 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year. Additionally, the financial statements for prior periods include certain minor reclassifications. Those reclassifications did not impact the Company's total reported net income or stockholders' equity.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$14,278	$12,329
Amortization expense	5,748	5,475
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$20,026	$17,804

(2) Acquisitions

On March 7, 2013, the Company completed the acquisition of i-design group plc (“i-design”), a Scotland-based provider and developer of marketing and advertising software and services for ATM owners. The acquisition of i-design did not have a material effect on the Company's consolidated results of operations during the quarter ended March 31, 2013. As of March 31, 2013, the Company had not yet completed its analysis to assign the purchase consideration for this acquisition since it is still in the process of determining the fair value of the assets and liabilities acquired, including intangible assets. The Company expects to complete this work during its second quarter of 2013, and as a result of the completion of the work, the Company’s preliminary allocation of the purchase consideration to the net assets acquired may change.

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

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Cost of ATM operating revenues	$205	$203
Selling, general, and administrative expenses	2,960	2,357
Total stock-based compensation expense	$3,165	$2,560

The increase in stock-based compensation expense during the three months ended March 31, 2013 was due to the issuance of additional shares of restricted stock awards ("RSAs") and restricted stock units ("RSUs") to certain of the Company's employees and directors during the last twelve months and additional expense recognition associated with grants of certain awards to employees who have met the qualified retirement provisions of our RSUs. All grants during the periods above were made under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

Restricted Stock Awards.  The number of the Company's outstanding RSAs as of March 31, 2013, and changes during the three months ended March 31, 2013, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2013	632,107	$16.36
Granted	73,901	$26.15
Vested	(210,502)	$13.60
Forfeited	(10,000)	$29.57
RSAs outstanding as of March 31, 2013	485,506	$18.75

As of March 31, 2013, the unrecognized compensation expense associated with all outstanding restricted share grants was approximately $7.1 million,  which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.2 years.

Restricted Stock Units.  In the first quarters of each year since 2011, the Company granted RSUs under its respective year’s Long Term Incentive Plans ("LTIPs"), which are equity programs under the 2007 Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee"), and are based on the Company's achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Starting with the grants made in 2013, a portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years.  Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24,  36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology.

The number of the Company's non-vested RSUs as of March 31, 2013, and changes during the three months ended March 31, 2013, are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2013	749,948	$20.01
Granted	119,744	$27.10
Vested	(261,000)	$16.98
Forfeited	(10,567)	$22.67
Non-vested RSUs as of March 31, 2013	598,125	$22.70

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2013 but not yet earned are not included, but the Time-RSUs are included as granted.

As of March 31, 2013, the unrecognized compensation expense associated with earned RSUs was approximately $7.8 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted-average vesting period of approximately 2.5 years.

Options.  The number of the Company's outstanding stock options as of March 31, 2013, and changes during the three months ended March 31, 2013, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2013	552,799	$9.68
Exercised	(37,935)	$6.51
Forfeited	(1,875)	$11.05
Options outstanding as of March 31, 2013	512,989	$9.91

Options vested and exercisable as of March 31, 2013	487,239	$10.03

As of March 31, 2013, the unrecognized compensation expense associated with outstanding options was approximately $48,000,  which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 0.7 years.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the statements of operations) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three months ended March 31, 2013 and 2012 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three months ended March 31, 2013 and 2012 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$9,430			$9,829
Less: Undistributed earnings allocated to unvested restricted shares	(231)			(334)
Net income available to common stockholders	$9,199	44,247,098	$0.21	$9,495	43,058,215	$0.22

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$231			$334
Stock options added to the denominator under the treasury stock method		232,268			504,403
Less: Undistributed earnings reallocated to restricted shares	(230)			(330)
Net income available to common stockholders and assumed conversions	$9,200	44,479,366	$0.21	$9,499	43,562,618	$0.22

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock (including both RSAs and RSUs) of 480,284 and 672,627 shares for the three months ended March 31, 2013 and 2012, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of accumulated other comprehensive loss, net:

	Foreign currency translation adjustments	Unrealized losses on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2012	$(24,634)	$(80,451)	(1)	$(105,085)

Other comprehensive loss before reclassification	(4,040)	(627)	(2)	(4,667)
Amounts reclassified from accumulated other comprehensive loss, net	—	6,330	(2)	6,330
Net current period other comprehensive (loss) income	(4,040)	5,703		1,663
Total accumulated other comprehensive loss, net as of March 31, 2013	$(28,674)	$(74,748)	(1)	$(103,422)
___________
(1) Net of income tax benefit of $23,977 and $27,412 as of March 31, 2013 and December 31, 2012, respectively.

(2) Net of income tax (benefit) expense of $(378) and $3,814 for the other comprehensive loss before reclassification and the amounts reclassified from accumulated other comprehensive loss, net, respectively.

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

(6) Prepaid Expenses and Other Assets

As of December 31, 2012, the Company had $13.4 million recorded for an insurance recovery receivable related to a loss sustained as a result of the misappropriation of cash in February 2010 by the president and principal owner of Mount Vernon Money Center ("MVMC"), one of the Company's former third-party armored service providers in the Northeast U.S.  The Company collected this entire amount from its insurer in January 2013.

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as of March 31, 2013, as well as the changes in the net carrying amounts for the three months ended March 31, 2013, by segment:

	Goodwill
	U.S.	U.K.	Other International (1)	Total
	(In thousands)
Balance as of January 1, 2013:
Gross balance	$268,454	$64,142	$3,103	$335,699
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$268,454	$14,139	$3,103	$285,696

Acquisitions	—	7,997	—	7,997
Purchase price adjustments	—	—	204	204
Foreign currency translation adjustments	—	(795)	(60)	(855)

Balance as of March 31, 2013:
Gross balance	$268,454	$71,344	$3,247	$343,045
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$268,454	$21,341	$3,247	$293,042
___________
(1) The Other International segment is currently comprised of the Company’s operations in Mexico and Canada.

	Trade Name
	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2013	$200	$3,231	$3,431
Acquisitions	—	453	453
Foreign currency translation adjustments	—	(191)	(191)
Balance as of March 31, 2013	$200	$3,493	$3,693

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$213,744	$(130,561)	$83,183	$212,509	$(125,920)	$86,589
Deferred financing costs	9,169	(4,602)	4,567	9,169	(4,373)	4,796
Exclusive license agreements	18,167	(12,692)	5,475	18,724	(12,543)	6,181
Non-compete agreements	3,045	(1,516)	1,529	2,822	(1,246)	1,576
Acquired technology	3,342	(70)	3,272	—	—	—
Total	$247,467	$(149,441)	$98,026	$243,224	$(144,082)	$99,142

(8) Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Accrued merchant fees	$27,450	$23,510
Accrued merchant settlement amounts	7,460	9,255
Accrued armored fees	5,904	4,628
Accrued cash rental and management fees	5,293	4,067
Accrued compensation	4,344	9,524
Accrued maintenance fees	3,757	4,865
Accrued interest rate swap payments	2,183	2,299
Accrued interest expense	1,734	5,753
Accrued purchases	1,549	2,084
Accrued ATM telecommunications costs	1,362	1,254
Accrued processing costs	675	1,510
Other accrued expenses	13,185	11,363
Total	$74,896	$80,112

(9) Long-Term Debt

The Company's long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.4% and 2.2% as of March 31, 2013 and December 31, 2012, respectively)	151,400	152,000
Equipment financing notes	2,589	2,819
Total	353,989	354,819
Less: current portion	1,582	1,467
Total long-term debt, excluding current portion	$352,407	$353,352

Revolving Credit Facility

As of March 31, 2013, the Company's revolving credit facility provided for $250.0 million in borrowings and letters of credit (subject to the covenants contained within the facility), had a termination date of July 2016, and contained a feature that allows the Company to expand the facility up to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants.

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

As of March 31, 2013, the Company was in compliance with all applicable covenants and ratios under the facility, which were described in the 2012 Form 10-K.

As of March 31, 2013, $151.4 million was outstanding under the Company’s revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the facility. As of March 31, 2013, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $96.5 million.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by all of the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of March 31, 2013, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Borrowing Facilities

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have outstanding balances as of March 31, 2013. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.04%, were utilized for the purchase of ATMs to support the growth of the Company’s Mexico operations. As of March 31, 2013,  approximately $31.8 million pesos ($2.6 million U.S.) were outstanding under the agreements. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of March 31, 2013, the total amount of these guarantees was $16.2 million pesos ($1.3 million U.S.).

Bank Machine overdraft facility.  Bank Machine, Ltd. (“Bank Machine”) has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of March 31, 2013) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s U.K. operations. As of March 31, 2013, there were no amounts outstanding under the overdraft facility.

(10) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company's ATMs and costs to restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time. As reflected in the table below, during the quarter ended March 31, 2013, the Company revised its estimated future liabilities based on recent actual experience, changes in certain customer-specific estimates and other cost estimate changes. The changes in estimated future costs were recorded as a reduction in the carrying amount of the remaining unamortized asset and will reduce the Company’s depreciation and accretion expense amounts in future periods.

The following table is a summary of the changes in the Company's asset retirement obligation liability for the three months ended March 31, 2013 (in thousands):

Asset retirement obligation as of January 1, 2013	$44,696
Additional obligations	867
Accretion expense	660
Change in estimates	(5,245)
Payments	(621)
Foreign currency translation adjustments	(1,146)
Asset retirement obligation as of March 31, 2013	$39,211

See Note 13, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(11) Other Liabilities

Other liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,591	$23,117
Deferred revenue	1,512	835
Other	444	434
Total	$25,547	$24,386

Other Long-Term Liabilities:
Interest rate swaps	$75,347	$84,973
Obligations associated with acquired unfavorable contracts	—	964
Deferred revenue	1,204	1,353
Other	5,662	5,831
Total	$82,213	$93,121

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

The interest rate swap contracts entered into with respect to the Company's vault cash rental obligations serve to mitigate the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental obligations to a fixed rate.  The Company has contracts in varying notional amounts through December 31, 2018 for the Company's U.S. vault cash rental obligations.  By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts has been reduced.  The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company's outstanding vault cash obligations that have been hedged.  In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.  At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company's existing interest rate swap contracts contain credit-risk-related contingent features.

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

 The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(in thousands)
$1,000,000	£25,000	$1,037,973	2.69%	April 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018
___________
(1) U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.52 to £1.00, which was the exchange rate in effect as of March 31, 2013.

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

The Company has designated all of its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations.  Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item within stockholders’ equity in the accompanying Consolidated Balance Sheets.

The Company believes that it is more likely than not that it will be able to realize the benefits associated with its domestic net deferred tax asset positions in the future.  Therefore, the Company records the unrealized losses related to its domestic interest rate swaps net of estimated tax benefits in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets.

Tabular Disclosures

The following tables depict the effects of the use of the Company's derivative contracts on its Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$23,591	Current portion of other long-term liabilities	$23,117
Interest rate swap contracts	Other long-term liabilities	75,347	Other long-term liabilities	84,973
Total Derivatives		$98,938		$108,090

Statements of Operations Data

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Interest rate swap contracts	$(627)	$(12,721)	Cost of ATM operating revenues	$(6,330)	$(6,394)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges.  The Company has not historically, and does not currently anticipate terminating its existing derivative instruments prior to their expiration dates.  If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company's vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company's current interest rate swap contracts, any resulting gains or losses will be recognized within the Other expense (income) line item of the Company's Consolidated Statements of Operations.

As of March 31, 2013, the Company expected to reclassify $23.4 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 13, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(13) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$98,938	$—	$98,938	$—
Acquisition-related contingent consideration	3,285	—	—	3,285

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$108,090	$—	$108,090	$—
Acquisition-related contingent consideration	3,455	—	—	3,455

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the three months  ended March 31, 2013 and 2012 totaled  $0.9 million and $3.0 million, respectively.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a net liability of $98.9 million as of March 31, 2013. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 12, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of March 31, 2013, the fair value of the Company's 2018 Notes (see Note 9, Long-Term Debt) totaled $220.5 million, based on the quoted market price (Level 1 input) for the 2018 Notes as of that date.

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

The 2010 Lawsuit was initially stayed by order of the District Court pending the outcome of the 2006 Lawsuit.  In the 2006 Lawsuit, following the Company’s submission for summary judgment the District Court found that the defendants did not infringe the claims asserted in any of the plaintiff's five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the District Court granted the defendants partial summary judgment, concluding that the plaintiff's patent claims were, in part, invalid and rendered other findings so as to materially weaken the plaintiff's case. In addition, on January 28, 2011, the United States Patent and Trademark Office Board of Patent Appeals and Interferences ("BPAI") issued a decision affirming the rejection on the grounds of obviousness of all the claims of one of the patents asserted by the plaintiff in both the 2006 Lawsuit and the 2010 Lawsuit. The plaintiff appealed both of these rulings to the U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”). On April 23, 2012, the Court of Appeals rendered a decision that affirmed both the District Court’s rulings and the BPAI decision (the “Appeals Decision”).  ATL’s request for rehearing of the Appeals Decision was denied.  As a consequence, the 2006 Lawsuit has been effectively resolved in the Company’s favor pending entry of a formal final judgment.  Furthermore, though the Appeals Decision in the 2006 Lawsuit does not formally terminate the 2010 Lawsuit, the findings set forth in the Appeals Decision should also resolve in favor of the Company all of the claims made involving the same patents as had been asserted in the 2006 Lawsuit. The Appeals Decision should also materially weaken the plaintiff’s claims in the two remaining patents in the 2010 Lawsuit, which has been consolidated with the 2006 Lawsuit and resumed.

Notwithstanding the outcome of the 2006 Lawsuit, ATL initiated several new patent infringement lawsuits against other companies, based on “child” patents of the parent patent in the 2006 Lawsuit and the 2010 Lawsuit.  The asserted claims of the parent patent were already held invalid in the Appeals Decision. Two of those new cases were brought in New York federal courts and named as defendants the customers of the Company under ATM placement agreements pursuant to which the Company operates ATMs alleged to infringe ATL’s child patents. Until resolved, these cases implicate the Company in defending its customers where these ATMs are placed and could involve ATL alleging new claims against the Company. The Company has joined as a defendant in one of those cases and asserted counterclaims against ATL for invalidity, non-infringement and requesting costs and attorneys’ fees for improperly bringing such a suit. On January 17, 2013, the Court in that case agreed with the Company’s request to transfer the case to the U.S. District Court in Delaware because of that Court’s familiarity with the patents in suit.

On April 1, 2013, a panel for the United States Judicial Panel on Multidistrict Litigation, over ATL’s objection, transferred eight other suits involving ATL’s parent patent and 12 child patents and several different types of ATMs to the U.S. District Court in Delaware to be consolidated or coordinated before the Judge who had previously decided the 2006 lawsuit against ATL. In addition, the other action still pending in New York federal court against the Company’s customer, noted above, was also transferred to that Judge, along with other ATL cases deemed to be “tag along” actions to the cases already transferred. The Delaware District Court has scheduled a status and scheduling conference for early June 2013 to assess how best to proceed on all of these cases.

The Company believes that these ATL lawsuits have no merit, primarily because the asserted child patents have patent claims or limitations previously held invalid or not infringed by the Appeals Decision. Accordingly, the Company does not expect that the remaining lawsuits will have a material impact on its financial condition or results of operation, and the Company will continue to vigorously defend its position.

National Federation of the Blind. Through its acquisition of the E*Trade ATM portfolio, the Company became the sole defendant in the 2003 lawsuit filed by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. and certain individuals representing a class of similarly situated persons (the "Plaintiffs") against E*Trade Access, Inc., et al. in the United States District Court for the District of Massachusetts: Civil Action No. 03-11206-NMG (the “Lawsuit”).  The Plaintiffs sought to require, among other things, that ATMs deployed by E*Trade be voice-guided. In December 2007, the Company and Plaintiffs entered into a settlement agreement (as modified in November 2010, the "Settlement Agreement").  In 2011, the Plaintiffs filed a motion of contempt with the District Court alleging that the Company had failed to fully comply with the requirements of the Settlement Agreement.  On December 15, 2011, the District Court issued an order that required the Company to bring all of its ATMs in compliance with the terms of the Settlement Agreement by March 15, 2012.  In August 2012, the Plaintiffs filed their second motion of contempt, which alleged, among other things, that the Company had failed to meet the District Court’s deadline and sought a fine of $50 per ATM for each month that the District Court determined the Company was not in compliance.  The Company filed its response on September 28, 2012, in which it asserted that while the Company’s ATMs are in substantial compliance with the accessibility rules issued under the American with Disabilities Act, as amended (the "ADA"), compliance with certain terms of the Settlement Agreement would conflict with the requirements of the ADA.  The Company also asked the District Court to appoint a special master to assist the Company and the Plaintiffs in resolving these conflicting requirements.  In April 2013, the District Court held a hearing in which it indicated that it would appoint a special master to assist the District Court in determining what, if any, fine should be imposed upon the Company, but also to assist the parties in resolving the remaining issues in the case.  The District Court gave the parties until May 1, 2013 to either submit a joint proposal (or in the event the parties could not agree, separate submissions) indicating their acceptance or rejection of the proposed special master as well as the proposed duties and responsibilities of the special master. The Company is uncertain of the ultimate outcome of this matter, but does not believe it will have a material adverse effect upon the Company’s financial statements.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $39.2 million accrued for these liabilities as of March 31, 2013. For additional information, see Note 10, Asset Retirement Obligations.

(15) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Income tax expense	$5,980	$6,146
Effective tax rate	39.5%	38.0%

The Company's effective tax rate during the three months ended March 31, 2013 and March 31, 2012 was slightly higher than the combined total of the U.S. federal statutory rate of 35% and the Company's estimated effective state tax rate of 2.53%, primarily due to operating losses in the Company’s foreign operations for which it does not record a tax benefit, as a result of carrying a valuation allowance on those deferred tax assets. The slight rate increase from the three months ended March 31, 2012 to the three months ended March 31, 2013 is mostly attributable to an increase in operating losses in foreign operations for which the Company does not record a tax benefit, as a result of carrying a valuation allowance on its deferred tax assets. The Company continues to maintain valuation allowances for its local net deferred tax asset positions in the U.K. and Mexico, as the Company currently believes that it is more likely than not that these benefits will not be realized. The Company released its valuation allowance related to its Canada operations in the fourth quarter of 2012, as it believes it will be able to realize the benefits of its deferred tax assets in Canada.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(16) Segment Information

As of March 31, 2013, the Company's operations consisted of its U.S., U.K., and Other International segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Adjusted EBITDA	$48,526	$44,484
Less:
Loss on disposal of assets	203	548
Other income	(421)	(77)
Noncontrolling interests	(419)	(410)
Stock-based compensation expense	3,157	2,551
Acquisition-related expenses	2,822	1,087
Other adjustments to selling, general, and administrative expenses	446	—
EBITDA	$42,738	$40,785
Less:
Interest expense, net, including amortization of deferred financing costs	5,295	5,585
Income tax expense	5,980	6,146
Depreciation and accretion expense	16,285	13,750
Amortization expense	5,748	5,475
Net income attributable to controlling interests and available to common stockholders	$9,430	$9,829

The following tables reflect certain financial information for each of the Company's reporting segments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$157,156	$29,499	$11,083	$—	$197,738
Intersegment revenues	1,837	—	17	(1,854)	—
Cost of revenues	102,865	23,420	9,238	(1,834)	133,689
Selling, general, and administrative expenses	15,983	2,126	880	—	18,989
Acquisition-related expenses	2,800	—	22	—	2,822
Loss on disposal of assets	183	7	13	—	203

Adjusted EBITDA	43,293	4,399	854	(20)	48,526

Depreciation and accretion expense	10,078	5,076	1,167	(36)	16,285
Amortization expense	5,218	354	176	—	5,748
Interest expense, net, including amortization of deferred financing costs	5,040	173	82	—	5,295
Income tax expense	5,980	—	—	—	5,980

Capital expenditures (1)	$11,911	$3,894	$133	$(1)	$15,937

	Three Months Ended March 31, 2012
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$157,955	$25,191	$7,894	$—	$191,040
Intersegment revenues	1,276	—	36	(1,312)	—
Cost of revenues	107,502	20,208	6,009	(1,311)	132,408
Selling, general, and administrative expenses	13,926	1,539	610	—	16,075
Acquisition-related expenses	878	209	—	—	1,087
Loss on disposal of assets	539	2	7	—	548

Adjusted EBITDA	40,347	3,443	695	(1)	44,484

Depreciation and accretion expense	8,507	4,465	783	(5)	13,750
Amortization expense	4,891	548	36	—	5,475
Interest expense, net, including amortization of deferred financing costs	5,333	138	114	—	5,585
Income tax expense	6,146	—	—	—	6,146

Capital expenditures (1)	$16,129	$5,068	$489	$—	$21,686

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	March 31, 2013	December 31, 2012
	(In thousands)
United States	$708,173	$714,110
United Kingdom	113,927	108,894
Other International	28,004	30,066
Eliminations	(91,925)	(84,178)
Total	$758,179	$768,892

(17) New Accounting Pronouncements

Adopted

Reclassifications out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. The Company adopted ASU 2013-02 as of January 1, 2013, and now reports this information in Note 5, Accumulated Other Comprehensive Loss, Net.

(18) Supplemental Guarantor Financial Information

The Company's 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's 100% owned domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three months ended March 31, 2013 and 2012 and the condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012 of (1) Cardtronics, Inc., the parent company and issuer of the 2018 Notes ("Parent"); (2) all of the Company's 100% owned domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$158,993	$40,599	$(1,854)	$197,738
Operating costs and expenses	3,230	133,897	42,479	(1,870)	177,736
Operating (loss) income	(3,230)	25,096	(1,880)	16	20,002
Interest expense, net, including amortization of deferred financing costs	1,906	3,134	255	—	5,295
Equity in (earnings) losses of subsidiaries	(19,784)	2,720	—	17,064	—
Other (income) expense, net	—	(1,553)	1,132	—	(421)
Income (loss) before income taxes	14,648	20,795	(3,267)	(17,048)	15,128
Income tax expense	5,516	464	—	—	5,980
Net income (loss)	9,132	20,331	(3,267)	(17,048)	9,148
Net loss attributable to noncontrolling interests	—	—	—	(282)	(282)
Net income (loss) attributable to controlling interests and available to common stockholders	9,132	20,331	(3,267)	(16,766)	9,430
Other comprehensive (loss) income attributable to controlling interests	(3,648)	8,615	(3,304)	(60)	1,603
Comprehensive income (loss) attributable to controlling interests	$5,484	$28,946	$(6,571)	$(16,826)	$11,033

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$159,231	$33,121	$(1,312)	$191,040
Operating costs and expenses	2,633	133,610	34,416	(1,316)	169,343
Operating (loss) income	(2,633)	25,621	(1,295)	4	21,697
Interest (income) expense, net, including amortization of deferred financing costs	(616)	5,949	252	—	5,585
Equity in (earnings) losses of subsidiaries	(17,579)	2,405	—	15,174	—
Other expense (income), net	8	(530)	445	—	(77)
Income (loss) before income taxes	15,554	17,797	(1,992)	(15,170)	16,189
Income tax expense	5,515	631	—	—	6,146
Net income (loss)	10,039	17,166	(1,992)	(15,170)	10,043
Net income attributable to noncontrolling interests	—	—	—	214	214
Net income (loss) attributable to controlling interests and available to common stockholders	10,039	17,166	(1,992)	(15,384)	9,829
Other comprehensive income (loss) attributable to controlling interests	5,372	(11,691)	1,841	(138)	(4,616)
Comprehensive income (loss) attributable to controlling interests	$15,411	$5,475	$(151)	$(15,522)	$5,213

Condensed Consolidating Balance Sheets

	As of March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$1	$18,987	$7,138	$—	$26,126
Accounts and notes receivable, net	57,106	43,238	11,353	(61,993)	49,704
Current portion of deferred tax asset, net	11,849	1,106	316	—	13,271
Other current assets	632	11,821	11,293	(23)	23,723
Total current assets	69,588	75,152	30,100	(62,016)	112,824
Property and equipment, net	—	155,722	71,101	(466)	226,357
Intangible assets, net	4,462	83,151	14,106	—	101,719
Goodwill	—	268,454	24,588	—	293,042
Investments in and advances to subsidiaries	253,464	100,048	—	(353,512)	—
Intercompany receivable	172,738	58,938	—	(231,676)	—
Deferred tax asset, net	18,365	1,946	1,029	—	21,340
Prepaid expenses, deferred costs, and other assets	—	1,890	1,007	—	2,897
Total assets	$518,617	$745,301	$141,931	$(647,670)	$758,179
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,582	$—	$1,582
Current portion of other long-term liabilities	—	24,256	1,291	—	25,547
Accounts payable and accrued liabilities	3,967	118,456	32,253	(61,993)	92,683
Current portion of deferred tax liability, net	—	—	1,109	—	1,109
Total current liabilities	3,967	142,712	36,235	(61,993)	120,921
Long-term debt	351,400	12	995	—	352,407
Intercompany payable	—	230,407	54,140	(284,547)	—
Deferred tax liability, net	—	—	177	—	177
Asset retirement obligations	—	21,703	17,508	—	39,211
Other long-term liabilities	—	82,147	66	—	82,213
Total liabilities	355,367	476,981	109,121	(346,540)	594,929
Stockholders' equity	163,250	268,320	32,810	(301,130)	163,250
Total liabilities and stockholders' equity	$518,617	$745,301	$141,931	$(647,670)	$758,179

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$5	$10,674	$3,182	$—	$13,861
Accounts and notes receivable, net	56,722	39,384	9,934	(60,905)	45,135
Current portion of deferred tax asset, net	11,683	1,094	309	—	13,086
Other current assets	764	28,116	14,793	(6)	43,667
Total current assets	69,174	79,268	28,218	(60,911)	115,749
Property and equipment, net	—	154,737	82,001	(500)	236,238
Intangible assets, net	4,684	87,670	10,219	—	102,573
Goodwill	—	268,454	17,242	—	285,696
Investments in and advances to subsidiaries	209,668	100,048	—	(309,716)	—
Intercompany receivable	204,098	48,128	—	(252,226)	—
Deferred tax asset, net	23,162	2,195	1,111	—	26,468
Prepaid expenses, deferred costs, and other assets	—	1,999	169	—	2,168
Total assets	$510,786	$742,499	$138,960	$(623,353)	$768,892
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,467	$—	$1,467
Current portion of other long-term liabilities	—	23,386	1,000	—	24,386
Accounts payable and accrued liabilities	9,982	122,501	30,127	(60,905)	101,705
Current portion of deferred tax liability, net	—	—	1,179	—	1,179
Total current liabilities	9,982	145,887	33,773	(60,905)	128,737
Long-term debt	352,000	15	1,337	—	353,352
Intercompany payable	—	250,827	54,270	(305,097)	—
Deferred tax liability, net	—	—	182	—	182
Asset retirement obligations	—	21,448	23,248	—	44,696
Other long-term liabilities	—	92,966	155	—	93,121
Total liabilities	361,982	511,143	112,965	(366,002)	620,088
Stockholders' equity	148,804	231,356	25,995	(257,351)	148,804
Total liabilities and stockholders' equity	$510,786	$742,499	$138,960	$(623,353)	$768,892

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(6,454)	$40,898	$6,937	$(1)	$41,380
Additions to property and equipment	—	(11,128)	(4,017)	—	(15,145)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(784)	(8)	—	(792)
Intercompany fixed asset mark-up	—	—	(1)	1	—
Investment in subsidiary	(13,327)	—	—	13,327
Funding of intercompany notes payable	(35,656)	—	—	35,656	—
Payments received on intercompany notes payable	55,624	—	—	(55,624)	—
Acquisitions, net of cash acquired	—	—	(12,587)	—	(12,587)
Net cash provided by (used in) investing activities	6,641	(11,912)	(16,613)	(6,640)	(28,524)
Proceeds from borrowings of long-term debt	57,200	—	—	—	57,200
Repayments of long-term debt and capital leases	(57,800)	(3)	(366)	—	(58,169)
Proceeds from intercompany notes payable	—	35,204	452	(35,656)	—
Repayments of intercompany notes payable	—	(55,624)	—	55,624	—
Payment of contingent consideration	—	(250)	—	—	(250)
Proceeds from exercises of stock options	247	—	—	—	247
Repurchase of capital stock	(3,804)	—	—	—	(3,804)
Excess tax benefit from stock-based compensation expense	3,966	—	—	—	3,966
Issuance of capital stock	—	—	13,327	(13,327)	—
Net cash (used in) provided by financing activities	(191)	(20,673)	13,413	6,641	(810)
Effect of exchange rate changes on cash	—	—	219	—	219
Net (decrease) increase in cash and cash equivalents	(4)	8,313	3,956	—	12,265
Cash and cash equivalents as of beginning of period	5	10,674	3,182	—	13,861
Cash and cash equivalents as of end of period	$1	$18,987	$7,138	$—	$26,126

Condensed Consolidating Statements of Cash Flows — continued

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(5,426)	$21,950	$2,217	$—	$18,741
Additions to property and equipment	—	(15,799)	(5,525)	—	(21,324)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(330)	(32)	—	(362)
Funding of intercompany notes payable	(46,621)	(4,800)	—	51,421	—
Payments received on intercompany notes payable	47,205	—	—	(47,205)	—
Acquisitions, net of cash acquired	—	(28)	(222)	—	(250)
Net cash provided by (used in) investing activities	584	(20,957)	(5,779)	4,216	(21,936)
Proceeds from borrowings of long-term debt	53,700	—	—	—	53,700
Repayments of long-term debt and capital leases	(48,700)	(3)	(767)	—	(49,470)
Proceeds from intercompany notes payable	—	46,395	5,026	(51,421)	—
Repayments of intercompany notes payable	—	(47,205)	—	47,205	—
Proceeds from borrowings under bank overdraft facility, net	—	—	(212)	—	(212)
Proceeds from exercises of stock options	1,264	—	—	—	1,264
Repurchase of capital stock	(1,406)	—	—	—	(1,406)
Net cash provided by (used in) financing activities	4,858	(813)	4,047	(4,216)	3,876
Effect of exchange rate changes on cash	—	—	(44)	—	(44)
Net increase in cash and cash equivalents	16	180	441	—	637
Cash and cash equivalents as of beginning of period	1	4,721	854	—	5,576
Cash and cash equivalents as of end of period	$17	$4,901	$1,295	$—	$6,213

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” in this Form 10-Q and (2) Part I, “Item 1A. Risk Factors” in the 2012 Form 10‑K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of March 31, 2013, we were the world’s largest retail ATM owner, providing services to approximately 62,600 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Mexico and Canada. Included within the number of devices in the U.S. are approximately 2,000 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. Also included in the number of devices in our network as of March 31, 2013 were approximately 6,500 ATMs to which we provided various forms of managed services. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining the ATMs, typically in exchange for a monthly service fee or fee per service provided. We typically do not receive surcharge and interchange fees in these arrangements, but rather those fees are earned by our customers.

We also partner with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within our network. As of March 31, 2013,  approximately 18,400 of our domestic devices and approximately 500 of our ATMs in Canada were under contract with financial institutions to place their logos on those machines and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs. In Mexico, we were also under contract with a couple of financial institutions to place their brands on our ATMs in exchange for certain services provided by them.

Additionally, we own and operate the Allpoint network, the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has more than 55,000 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the U.S., U.K., Puerto Rico and Mexico, approximately a quarter of our ATMs in Canada, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator in that market. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties. For additional discussion of our operations and the manner in which we derive revenues, please refer to the 2012 Form 10-K.

Strategic Outlook

Over the past several years, we have expanded our operations both domestically and internationally through acquisitions, built an EFT transaction processing platform, launched our armored courier operation in the U.K., continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, expanded our relationships with leading financial institutions, grown our Allpoint surcharge-free ATM network, and developed new product offerings such as managed ATM services.

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

In the first quarter of 2013, we completed the acquisition of i-design group plc (“i-design”), which is a Scotland-based provider and developer of marketing and advertising software and services for ATM owners. They also are a seller of ATM advertising space to advertising agencies and consumer product companies.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we expect to continue launching new products and services that will allow us to further leverage our existing ATM and financial services kiosk network.  In particular, we see opportunities to expand our operations through the following:

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

•

Develop and Provide Additional Services at our Existing ATMs. Service offerings by ATMs continue to evolve over time. Certain ATM models are capable of providing numerous automated consumer financial services, including bill payments, check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services. Certain of our devices are capable of, and currently provide, these types of services. We believe these non-traditional consumer financial services offered by our devices, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide the convenience of branch banking in an off-premise retail setting. We also allow advertisers to place their messages on our ATMs equipped with advertising software in both the U.S. and the U.K. Offering additional services at our devices, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to develop additional products and services that can be delivered through our existing ATM network.

•

Pursue Additional Managed Services Opportunities. Over the last several years, we significantly expanded the number of ATMs that are operated under our managed services arrangement type.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee per cardholder or a set fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees are earned by the retailer or the financial institution. As a result, in this arrangement type, our revenues are partly protected from fluctuations in transaction levels of these machines and changes in network interchange rates. Additionally, in the U.K. where we own our own engineering, cash-in-transit, and installation organizations, we believe that opportunities exist to offer some (or all) of these services on a managed services basis to both retailers and financial institutions alike. We plan to pursue additional managed services opportunities with leading merchants and financial institutions in the United States, as well as international opportunities as they arise, working with our customers to provide them with a customized solution that fits their needs.

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

Recent Events and Trends

Withdrawal Transaction and Revenue Trends – United States. For the three months ended March 31, 2013,  total same-store cash withdrawal transactions conducted on our domestic ATMs decreased by 1.0% over the prior year. We define same-store ATMs as all ATMs that were continuously transacting for both the current period and the comparable period in the prior year to ensure the exclusion of any new growth or mid-month installations. We believe that this decrease in transactions was attributable to several factors, including: (1) the first quarter of 2012 was our best quarterly transaction growth period (11% increase) since we began tracking the metric, resulting in a high base to measure growth; (2) 2012 was a leap year and therefore we had an extra day of transactions; (3) decreased consumer spending as a result of higher gas prices, payroll tax increases, delay in tax refund processing, and more inclement weather in 2013 compared to 2012; and (4) surcharge rate increases that were implemented at certain major merchant locations. In the second quarter and throughout the remainder of 2013, we expect that our domestic same-store transaction growth rate to resume to a more normal range of 3-5%.

Over the last several years, some of the large U.S. banks serving the market for consumer banking services have begun to aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. As a result, in certain situations, we have faced direct competition from large U.S. banks for large ATM placement opportunities. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially lower cost than building their own ATM networks. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

Financial Regulatory Reform in the United States. The Dodd-Frank Act, which contains broad measures aimed at overhauling financial regulations within the U.S., was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) have resulted in the creation of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFT networks for electronic point-of-sale (“POS”) debit transactions. ATM debit transactions were determined not to be subject to regulation under the Dodd-Frank Act. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as POS debit interchange. As potentially an indirect consequence, certain networks over which our ATM transactions are routed have reduced the net interchange paid to us. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer an attractive form of payment as they previously had been. Decreased profitability on POS debit transactions could cause banks to provide incentives to their customers to use other payment types, such as credit cards. We also believe that merchant retailers may continue to have a preference to receive cash as a form of payment. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing and future laws, and the resulting behavior by consumers and financial institutions, will ultimately have on our business.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.”  In the last year, MasterCard announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (either cards or ATMs) for fraudulent cross-border transactions.  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, we do not expect this liability shift will have a significant impact on our business or results as International Maestro transactions currently comprise less than 0.5% of our U.S. transaction volume.  In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could require us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We are closely monitoring the migration toward the EMV standard, and all of our recent ATM deployments have been with ATMs that are EMV-ready. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations. However, we currently estimate that the total potential cost to make our entire current Company-owned U.S. ATM fleet fully compliant with the EMV standard is approximately $30 million to $35 million, a portion of which has already been planned for within the Company’s budget for 2013. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. There is also a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. Additionally, we could experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of this standard.

Withdrawal Transaction and Revenue Trends – United Kingdom. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging pay-to-use ATMs in the U.K., and as a result of this mix shift, our overall withdrawal transactions in the U.K. increased by 27% over the same period in the prior year. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues.

Financial Regulatory Reform in the United Kingdom.  In March 2013, the U.K. Treasury department (the “Treasury”) issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  While the ultimate impact of the Treasury proposal will not be known for some time, management believes that the recommendations, as currently outlined in the draft proposal, could help stabilize ATM interchange rates, which are a significant source of the Company’s revenues in that market.  The Treasury has asked all interested parties to provide comments to the proposal within three months of its issuance.  The Treasury is expected to issue its final proposal later in the year, once it has had an opportunity to review all submitted comments.

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

	Three Months Ended
	March 31,
	2013	2012
Revenues:
ATM operating revenues	97.8%	93.1%
ATM product sales and other revenues	2.2	6.9
Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below) (1)	65.5	63.1
Cost of ATM product sales and other revenues	2.1	6.2
Total cost of revenues	67.6	69.3
Gross profit	32.4	30.7
Operating expenses:
Selling, general, and administrative expenses	9.6	8.4
Acquisition-related expenses	1.4	0.6
Depreciation and accretion expense	8.2	7.2
Amortization expense	2.9	2.9
Loss on disposal of assets	0.1	0.3
Total operating expenses	22.3	19.3
Income from operations	10.1	11.4
Other expense (income):
Interest expense, net	2.6	2.8
Amortization of deferred financing costs	0.1	0.1
Other income	(0.2)	—
Total other expense	2.5	2.9
Income before income taxes	7.7	8.5
Income tax expense	3.0	3.2
Net income	4.6	5.3
Net (loss) income attributable to noncontrolling interests	(0.1)	0.1
Net income attributable to controlling interests and available to common stockholders	4.8%	5.1%

_______________

(1)     Excludes effects of depreciation, accretion, and amortization expense of $20.0 million and $17.8 million for the three months ended March 31, 2013 and 2012, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.1% and 9.3% for the three months ended March 31, 2013 and 2012, respectively.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated, excluding the effect of the acquisitions that were completed during the periods presented for comparative purposes.

EXCLUDING ACQUISITIONS:	Three Months Ended March 31,
	2013	2012
Average number of transacting ATMs:
United States: Company-owned	27,529	24,859
United Kingdom	4,314	3,628
Mexico	2,705	2,843
Canada	1,036	514
Subtotal	35,584	31,844
United States: Merchant-owned	14,024	15,798
Average number of transacting ATMs – ATM operations	49,608	47,642

United States: Managed services (1)	6,106	5,797
United Kingdom: Managed services	21	21
Canada: Managed services	—	—
Average number of transacting ATMs – Managed services	6,127	5,818

Total average number of transacting ATMs	55,735	53,460

Total transactions (in thousands):
ATM operations	186,547	158,885
Managed services	9,995	9,451
Total transactions	196,542	168,336

Total cash withdrawal transactions (in thousands):
ATM operations	114,303	100,886
Managed services	6,342	6,082
Total cash withdrawal transactions	120,645	106,968

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	768	706

ATM operating revenues	$1,252	$1,217
Cost of ATM operating revenues (2)	842	822
ATM operating gross profit (2)(3)	$410	$395

ATM operating gross profit margin (2)(3)	32.7%	32.5%

(1)       Includes 2,789 and 2,603 ATMs for the three months ended March 31, 2013 and 2012, respectively, for which we only provided EFT transaction processing services.

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

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions that were completed in the periods presented:

INCLUDING ACQUISITIONS:	Three Months Ended March 31,
	2013	2012
Average number of transacting ATMs:
United States: Company-owned	27,582	24,859
United Kingdom	4,314	3,628
Mexico	2,705	2,843
Canada	1,539	514
Subtotal	36,140	31,844
United States: Merchant-owned	20,067	15,798
Average number of transacting ATMs – ATM operations	56,207	47,642

United States: Managed services (1)	6,106	5,797
United Kingdom: Managed services	21	21
Canada: Managed services	305	—
Average number of transacting ATMs – Managed services	6,432	5,818

Total average number of transacting ATMs	62,639	53,460

Total transactions (in thousands):
ATM operations	190,372	158,885
Managed services	10,220	9,451
Total transactions	200,592	168,336

Total cash withdrawal transactions (in thousands):
ATM operations	117,309	100,886
Managed services	6,567	6,082
Total cash withdrawal transactions	123,876	106,968

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	696	706

ATM operating revenues	$1,118	$1,217
Cost of ATM operating revenues (2)	746	822
ATM operating gross profit (2)(3)	$372	$395

ATM operating gross profit margin (2)(3)	33.3%	32.5%

____________

(1)       Includes 3,094 and 2,603 ATMs for the three months ended March 31, 2013 and 2012, respectively, for which we only provided EFT transaction processing services.

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

Revenues

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)
ATM operating revenues	$193,360	$177,813	8.7%
ATM product sales and other revenues	4,378	13,227	(66.9)%
Total revenues	$197,738	$191,040	3.5%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

ATM operating revenues. ATM operating revenues generated during the three months ended March 31, 2013 increased $15.5 million from the three months ended March 31, 2012. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended March 31, 2012 to
	Three Months Ended March 31, 2013
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$4,001	$(216)	$1,058	$4,843
Interchange revenue	(1,883)	4,499	1,327	3,943
Bank branding and surcharge-free network revenues	5,131	—	719	5,850
Managed services revenues	650	(1)	—	649
Other revenues	(18)	306	(26)	262
Total increase in ATM operating revenues	$7,881	$4,588	$3,078	$15,547

United States. During the three months ended March 31, 2013, our U.S. operations experienced a $7.9 million increase in ATM operating revenues when compared to the same period in 2012. Of this increase, $1.6 million was attributable to the contribution of the ATM Network acquisition, which is included in the results during the three months ended March 31, 2013 but not in the comparable period in 2012.  The remaining $6.3 million increase was due to growth achieved from a  combination of revenue sources, including: (1) increased surcharge revenue primarily as a result of a higher machine count; (2) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and (3) an increase in managed services revenue as a result of the expansion of these services in the past year. These increases were partially offset by a decline in interchange revenue as a result of interchange rate reductions, including a reduction by a major network that became effective during the second quarter of 2012 and a shift of volume to lower interchange rate networks. This interchange effect negatively impacted revenue by approximately $5.7 million.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom. Our U.K. operations experienced a $4.6 million, or 18%, increase in ATM operating revenues during the three months ended March 31, 2013 when compared to the same period in 2012.  This increase was primarily driven by higher interchange revenues as a result of 27% more free-to-use ATMs in that market, which was partially offset by slightly lower interchange rates and a decline in surcharge revenues.  The decrease in surcharge revenues is due to a combination of same-store surcharge transaction decreases on pay-to-use ATMs and fewer ATMs operated under this arrangement type. Excluding the unfavorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $5.0 million, or 20%, when compared to the same period in 2012.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Other International. Revenues in this segment, which include the results of our Mexico operation and our Canadian subsidiary, contributed an additional $3.1 million in revenue growth to the quarter ended March 31, 2013.  This increase was primarily attributable to our Canadian operations, primarily related to the addition of a significant new merchant contract in early 2012 and the acquisition of Can-Do-Cash, which was completed in December of 2012. Lower ATM operating revenues from our Mexico operations partially offset this increase.

ATM product sales and other revenues. ATM product sales and other revenues for the three months ended March 31, 2013 totaled $4.4 million and were $8.8 million lower than the same period in 2012. During the first quarter of 2012, we experienced a spike in our ATM product sales, fueled by the replacement of certain ATMs that were not compliant with the new regulations under the Americans with Disabilities Act (“ADA”) that became effective during that quarter.  We expect that our ATM product sales throughout the remainder of 2013 will be fairly consistent with the results of the first quarter of 2013.

Cost of Revenues

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$129,560	$120,627	7.4%
Cost of ATM product sales and other revenues	4,129	11,781	(65.0)%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$133,689	$132,408	1.0%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three months ended March 31, 2013 increased $8.9 million when compared to the same period in 2012. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Three Months Ended March 31, 2012 to
	Three Months Ended March 31, 2013
	U.S.	U.K.	Other International	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$2,492	$1,095	$1,454	$5,041
Vault cash rental expense	(501)	(303)	317	(487)
Other costs of cash	1,476	594	432	2,502
Repairs and maintenance	(1,782)	152	221	(1,409)
Communications	88	400	189	677
Transaction processing	(649)	848	36	235
Stock-based compensation	4	—	—	4
Other expenses	1,220	653	497	2,370
Total increase in cost of ATM operating revenues	$2,348	$3,439	$3,146	$8,933

United States. During the three months ended March 31, 2013, our U.S. operations experienced a $2.3 million increase in cost of ATM operating revenues when compared to the same period in 2012.  This increase primarily resulted from higher transaction volumes on our ATMs driven by organic revenue growth, partially offset by a decrease in repairs and maintenance due to various incremental and non-recurring costs incurred in 2012 and lower per unit operating costs.

United Kingdom. In the quarter ended March 31, 2013, our U.K. operations experienced a $3.4 million, or 17%,  increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) when compared to the same period in 2012. This overall increase was due primarily to a 19% year-over-year increase in the number of average transacting ATMs in that market.  The majority of our newly-deployed ATMs in the U.K. are high transacting, free-to-use ATMs, which frequently carry relatively high operating costs as a percentage of revenues due to the higher amounts of cash required to operate the ATMs, more frequent cash fill rates (which are included in the Other costs of cash line item above), and a higher frequency of maintenance visits that are required to keep the ATMs operating.  This increase was partially offset by lower interest rate swap payments as a result of a  lower amount of outstanding swap agreements in 2013 compared to 2012, which is reflected in the Vault cash rental expense line above. Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in the cost of ATM operating revenues for the period would have been $3.7 million, or 19%, when compared to the same period in 2012.

Other International. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) from our Other International operations increased by $3.1 million during the three months ended March 31, 2013 when compared to the same period in 2012 primarily due to the growth of our Canadian operations, as described above.

Cost of ATM product sales and other revenues. The $7.7 million decrease in the cost of ATM product sales and other revenues during the three months ended March 31, 2013 when compared to the same period in 2012 was primarily due to the decreased equipment and value-added reseller (“VAR”) program sales during the period.

Gross Profit Margin

	Three Months Ended
	March 31,
	2013	2012
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	33.0%	32.2%
Inclusive of depreciation, accretion, and amortization	22.6%	22.1%
ATM product sales and other revenues gross profit margin	5.7%	10.9%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.4%	30.7%
Inclusive of depreciation, accretion, and amortization	22.3%	21.4%

ATM operating gross profit margin. For the three months ended March 31, 2013, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased by 0.8 percentage points when compared to the same period in 2012. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased by 0.5 percentage points during the three months ended March 31, 2013 when compared to the same period in 2012. These increases were attributable to the improvement of margins on the businesses acquired during the past two years and a reduction in our operating costs on a per transaction basis.

We expect that our gross profit margin in the remainder of 2013 will be relatively consistent with that of the most recent quarter.

ATM product sales and other revenues gross profit margin. For the three months ended March 31, 2013, our gross profit margin on ATM product sales and other revenues declined to 5.7% from 10.9% primarily as a result of a decline in VAR equipment sales compared to the three months ended March 31, 2012, which are slightly higher margin than our other ATM product sales.

Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)
Selling, general, and administrative expenses	$16,029	$13,718	16.8%
Stock-based compensation	2,960	2,357	25.6%
Acquisition-related expenses	2,822	1,087	159.6%
Total selling, general, and administrative expenses	$21,811	$17,162	27.1%

Percentage of total revenues:
Selling, general, and administrative expenses	8.1%	7.2%
Stock-based compensation	1.5%	1.2%
Acquisition-related expenses	1.4%	0.6%
Total selling, general, and administrative expenses	11.0%	9.0%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $2.3 million for the three months ended March 31, 2013 when compared to the same period in 2012.  This increase was due to: (1) higher payroll-related costs compared to the same period in 2012 due to increased headcount, including employees added from the acquisitions completed during 2012 and first quarter of 2013; (2) increased incentive-based compensation; (3) certain severance costs associated with our U.K. operations; and (4) higher marketing and professional expenses.

Stock-based compensation. The $0.6 million increase in stock-based compensation during the three months ended March 31, 2013 was due to the issuance of additional shares of restricted stock awards and units granted over the past year and the accelerated expense recognition of certain awards granted to employees who are eligible, or will become eligible, for a qualified retirement as defined in our Long Term Incentive Plans (“LTIPs”) at some point prior to the awards’ final vesting dates. This qualified retirement feature in our LTIPs resulted in the acceleration of expense recognition for certain awards.  For additional details on equity awards, see Item 1. Financial Information, Note 3, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)
Depreciation expense	$15,625	$13,135	19.0%
Accretion expense	660	615	7.3%
Depreciation and accretion expense	$16,285	$13,750	18.4%

Percentage of total revenues:
Depreciation expense	7.9%	6.9%
Accretion expense	0.3%	0.3%
Depreciation and accretion expense	8.2%	7.2%

For the three months ended March 31, 2013, depreciation expense increased when compared to the same period in 2012 primarily as a result of the deployment of additional Company-owned ATMs over the past year as a result of our organic ATM unit growth and as a result of new ATMs purchased to replace older non-ADA-compliant ATMs.  Accretion expense also increased slightly as additional asset retirement obligations were set up in connection with the newly-deployed ATMs. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, the ATMs at certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization Expense

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)
Amortization expense	$5,748	$5,475	5.0%

Percentage of total revenues	2.9%	2.9%

Amortization expense is primarily comprised of the amortization of intangible assets related to merchant contracts and relationships associated with our acquisitions. The increase in amortization during the three months ended March 31, 2013 when compared to the same period in 2012 was primarily due to the addition of intangible assets from the acquisitions completed during the last twelve months.

Loss on Disposal of Assets

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)
Loss on disposal of assets	$203	$548	(63.0)%

Percentage of total revenues	0.1%	0.3%

We recognized lower losses on disposal of assets during the three months ended March 31, 2013 compared to the comparable period in 2012,  primarily as a result of a decrease in the number of assets that we removed during the first quarter of 2013  when compared to the same quarter in 2012 when there were a  higher number of assets that were removed due to obsolescence, including replacing non-ADA-compliant ATMs in the U.S.

Interest Expense, Net

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)
Interest expense, net	$5,066	$5,365	(5.6)%
Amortization of deferred financing costs	229	220	4.1%
Total interest expense, net	$5,295	$5,585	(5.2)%

Percentage of total revenues	2.7%	2.9%

Interest expense, net. Interest expense, net, decreased during the three months ended March 31, 2013 when compared to the same period in 2012 due to lower debt outstanding. For additional details, see Item 1. Financial Information, Note 9, Long-Term Debt.

Amortization of deferred financing costs. Amortization of deferred financing costs during the three months ended March 31, 2013 was comparable to the same period in 2012,  as no significant financing was obtained or modifications made over the past year.

Income Tax Expense

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)
Income tax expense	$5,980	$6,146	(2.7)%

Effective tax rate	39.5%	38.0%

    Our income tax expense during the three months ended March 31, 2013 decreased slightly over the same period in 2012, primarily due to a decrease in consolidated income before income taxes. The slight rate increase from the three months ended March 31, 2012 to the three months ended March 31, 2013 is primarily attributable to an increase in operating losses in foreign operations for which we do not record a tax benefit, as a result of carrying a valuation allowance on our deferred tax assets. We continue to maintain valuation allowances for our local net deferred tax asset positions in the U.K. and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized. We released the valuation allowance against our deferred tax assets in Canada in the fourth quarter of 2012, as we believe we will be able to realize the benefits of those deferred tax assets.

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

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA and Adjusted Net Income

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$9,430	$9,829
Adjustments:
Interest expense, net	5,066	5,365
Amortization of deferred financing costs	229	220
Income tax expense	5,980	6,146
Depreciation and accretion expense	16,285	13,750
Amortization expense	5,748	5,475
EBITDA	$42,738	$40,785

Add back:
Loss on disposal of assets	203	548
Other income	(421)	(77)
Noncontrolling interests (1)	(419)	(410)
Stock-based compensation expense (2)	3,157	2,551
Acquisition-related costs (3)	2,822	1,087
Other adjustments to selling, general, and administrative expenses (4)	446	—
Adjusted EBITDA	$48,526	$44,484
Less:
Interest expense, net (2)	5,037	5,310
Depreciation and accretion expense (2)	15,869	13,380
Adjusted pre-tax income	27,620	25,794
Income tax expense (at 35%) (5)	9,667	9,028
Adjusted Net Income	$17,953	$16,766

Adjusted Net Income per share	$0.41	$0.39
Adjusted Net Income per diluted share	$0.40	$0.38

Weighted average shares outstanding - basic	44,247,098	43,058,215
Weighted average shares outstanding - diluted	44,479,366	43,562,618

(1) Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our 51% ownership interest in the Adjusted EBITDA of our Mexico subsidiary.

(2) Amounts exclude 49% of the expenses incurred by our Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.

(3) Acquisition-related costs include non-recurring costs incurred for professional and legal fees and certain transition and integration-related costs, related to recent acquisitions.

(4) Represents non-recurring severance related costs associated with management of our U.K. operation.

(5) 35% represents our estimated long-term, cross-jurisdictional effective cash tax rate.

Calculation of Free Cash Flow

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash provided by operating activities	$41,380	$18,741
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(15,937)	(21,686)
Free cash flow	$25,443	$(2,945)

Liquidity and Capital Resources

Overview

As of March 31, 2013, we had $26.1 million in cash and cash equivalents on hand and $354.0 million in outstanding long-term debt.

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

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from revenues generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we expect to continue to generate positive free cash flow in 2013 and beyond, we expect to continue repaying the amounts outstanding under our revolving credit facility. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $41.4 million for the three months ended March 31, 2013 compared to net cash provided by operating activities of $18.7 million during the same period in 2012. The year-over-year increase was primarily attributable to the generation of higher operating profits and smaller net increases in certain working capital balances relative to the prior year period. Additionally, in January 2013, we collected $13.4 million from an outstanding insurance receivable.

Investing Activities

Net cash used in investing activities totaled $28.5 million for the three  months ended March 31, 2013, compared to $21.9 million during the same period in 2012. The year-over-year increase was primarily the result of  $12.4 million paid, net of cash acquired, for the i-design acquisition during the quarter, partially offset by lower capital expenditures.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for the remainder of 2013 will total approximately $54 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts and to enhance our existing devices with additional functionalities. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility.

Financing Activities

Net cash (used in) provided by financing activities totaled $ (0.8) million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively.  During the three months ended March 31, 2013, we used the surplus of our operating cash flows above our investing outflows to repay a portion of our revolving credit facility. During the three months ended March 31, 2012, we made additional borrowings under our revolving credit facility to fund our capital expenditures.

Financing Facilities

As of March 31, 2013, we had approximately $354.0 million in outstanding long-term debt, which was primarily comprised of: (1) $200.0 million of 2018 Notes, (2) $151.4 million in borrowings under our revolving credit facility, and (3) $2.6 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. As of March 31, 2013,  we had a  $250.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This facility provides us with $250.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has an expiration date of July 2016. The facility contains the ability to further increase the borrowing capacity to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants and other conditions.

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

As of March 31, 2013, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.4%. Additionally, as of March 31, 2013, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of March 31, 2013, we had $96.5 million in available borrowing capacity under the $250.0 million revolving credit facility.

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

As of March 31, 2013, we were in compliance with all applicable covenants required under the 2018 Notes.

Other Borrowing Facilities

•

Bank Machine overdraft facility. Bank Machine has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of March 31, 2013) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our U.K. operations. As of March 31, 2013,  there were no amounts outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility discussed above.

•

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have remaining balances as of March 31, 2013. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.04%, were utilized for the purchase of ATMs to support the growth in our Mexico operations. As of March 31, 2013,  approximately $31.8 million pesos ($2.6 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of March 31, 2013, the total amount of these guarantees was $16.2 million pesos ($1.3 million U.S.).

New Accounting Standards

For a description of the accounting standard that we adopted during the three months ended March 31, 2013, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 17, New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2012 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2013, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(in thousands)
$1,000,000	£25,000	$1,037,973	2.69%	April 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018

________

(1)	U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.52 to £1.00, which was the exchange rate in effect as of March 31, 2013.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our average outstanding vault cash balances for the quarter ended March 31, 2013 (as we are invoiced monthly by the vault cash provider based on average balance outstanding) and assuming a 100 basis point increase in interest rates:

	Average Vault Cash Balance for the Quarter Ended March 31, 2013			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,855.2	$1,855.2		$18.6	$18.6		$8.6	$8.6
United Kingdom		£208.5	323.9		£2.1	3.2		£1.8	2.9
Mexico	p$	226.1	17.9	p$	2.3	0.2	p$	2.3	0.2
Canada	c$	53.8	53.4	c$	0.5	0.5	c$	0.5	0.5
Total			$2,250.4			$22.5			$12.2

Starting this year and continuing for several years thereafter, our expected exposure to changes in interest rates on our outstanding vault cash balances is expected to be somewhat lower than is presented in the table above. This expected reduction in exposure to floating interest rates is primarily the result of forward-starting swaps entered in prior years, which increase our overall hedged position by $250.0 million in 2014 and an additional $50.0 million in 2015 on our vault cash balances outstanding in the U.S. These incremental swaps are partially offset by reductions in outstanding interest rate swap agreements related to the vault cash in our U.K. operations during the same time period. Our sensitivity to changes in interest rates in the U.K. is somewhat mitigated by the interchange rate setting methodology that impacts the majority of our U.K. interchange revenue. Effectively, the interest rates and cash costs from two years back are considered for determining the interchange rate (i.e., interest rates and other costs from 2011 are considered for determining the 2013 interchange rate). As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with a lag. We expect some growth in outstanding vault cash balances as a result of expected future business growth, and we may continue to seek ways to mitigate our exposure to floating interest rates by engaging in additional interest rate swaps in the future.

As of March 31, 2013, we had a net liability of $98.9 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Due to our determination that net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of March 31, 2013, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico or Canada, as we do not deem it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $151.4 million outstanding under our revolving credit facility as of March 31, 2013, an increase of 100 basis points in the underlying interest rate would have had a $0.4 million impact on our interest expense in the three months then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. As of March 31, 2013, this accumulated translation loss totaled approximately $28.7 million compared to approximately $24.6 million as of December 31, 2012.

Our consolidated financial results were not materially impacted by the change in value of the British pound, Mexican peso, or Canadian dollar relative to the U.S. dollar during the three months ended March 31, 2013 compared to the prior year period. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our U.K. operations’ operating income for the three months ended March 31, 2013 would have been approximately $0.2 million. Similarly, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Mexican peso or the Canadian dollar for the three months ended March 31, 2013, the effect upon the respective subsidiary’s operating income would have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of March 31, 2013, the intercompany payable balance from our U.K. operations to our U.S. parent company totaled $47.2 million, of which $9.6 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of March 31, 2013, the effect upon our Consolidated Statements of Operations would be approximately $1.0 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 14, Commitments and Contingencies.

Item 1A. Risk Factors

The known material risks we face are described in our 2012 Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in our risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value that may Yet be Purchased Under the Plan or Program (3)
January 1 – 31, 2013	110,329	$25.76	—	$—
February 1 – 28, 2013	36,707	$26.20	—	$—
March 1 – 31, 2013	—	$—	—	$—

_________

(1)

Represents shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2007 Stock Incentive Plan.

(2)	The price paid per share was based on the average high and low trading prices of our common stock on the dates on which we repurchased shares from the participants under our 2007 Stock Incentive Plan.

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

CARDTRONICS, INC.

May 2, 2013	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

May 2, 2013	/s/ E. Brad Conrad
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

10.1	Cardtronics, Inc. 2013 Long Term Incentive Plan, dated March 29, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on April 4, 2013).
10.2	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on April 4, 2013).
31.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934 and are otherwise not subject to liability under those sections.