Form 10-Q
period 2013-06-30
CARDTRONICS INC
filed 2013-07-31
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on July 29, 2013: 44,907,806

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,341	$13,861
Accounts and notes receivable, net of allowance of $442 and $476 as of June 30, 2013 and December 31, 2012, respectively	50,094	45,135
Inventory	5,435	4,389
Restricted cash	4,247	8,298
Current portion of deferred tax asset, net	14,133	13,086
Prepaid expenses, deferred costs, and other current assets	19,471	30,980
Total current assets	115,721	115,749
Property and equipment, net	222,443	236,238
Intangible assets, net	105,838	102,573
Goodwill	301,512	285,696
Deferred tax asset, net	7,777	26,468
Prepaid expenses, deferred costs, and other assets	2,693	2,168
Total assets	$755,984	$768,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$1,469	$1,467
Current portion of other long-term liabilities	27,544	24,386
Accounts payable	22,272	21,593
Accrued liabilities	75,862	80,112
Current portion of deferred tax liability, net	1,110	1,179
Total current liabilities	128,257	128,737
Long-term liabilities:
Long-term debt	334,124	353,352
Asset retirement obligations	39,466	44,696
Deferred tax liability, net	172	182
Other long-term liabilities	49,312	93,121
Total liabilities	551,331	620,088

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 50,996,896 and 50,569,875 shares issued as of June 30, 2013 and December 31, 2012, respectively; 44,908,113 and 44,641,224 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	269,973	252,956
Accumulated other comprehensive loss, net	(86,371)	(105,085)
Retained earnings	82,618	57,861
Treasury stock; 6,088,783 and 5,928,651 shares at cost as of June 30, 2013 and December 31, 2012, respectively	(62,090)	(58,270)
Total parent stockholders’ equity	204,135	147,467
Noncontrolling interests	518	1,337
Total stockholders’ equity	204,653	148,804
Total liabilities and stockholders’ equity	$755,984	$768,892

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
ATM operating revenues	$203,599	$181,567	$396,959	$359,380
ATM product sales and other revenues	4,385	10,453	8,763	23,680
Total revenues	207,984	192,020	405,722	383,060
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	133,482	123,621	263,042	244,248
Cost of ATM product sales and other revenues	4,228	9,479	8,357	21,260
Total cost of revenues	137,710	133,100	271,399	265,508
Gross profit	70,274	58,920	134,323	117,552
Operating expenses:
Selling, general, and administrative expenses	18,932	16,589	37,921	32,664
Acquisition-related expenses	1,184	390	4,006	1,477
Depreciation and accretion expense	15,881	14,735	32,166	28,485
Amortization expense	6,081	5,412	11,829	10,887
Loss on disposal of assets	157	264	360	812
Total operating expenses	42,235	37,390	86,282	74,325
Income from operations	28,039	21,530	48,041	43,227
Other expense (income):
Interest expense, net	5,059	5,332	10,125	10,697
Amortization of deferred financing costs	231	224	460	444
Other (income) expense	(2,050)	26	(2,471)	(51)
Total other expense	3,240	5,582	8,114	11,090
Income before income taxes	24,799	15,948	39,927	32,137
Income tax expense	10,034	6,369	16,014	12,515
Net income	14,765	9,579	23,913	19,622
Net (loss) income attributable to noncontrolling interests	(562)	(85)	(844)	129
Net income attributable to controlling interests and available to common stockholders	$15,327	$9,664	$24,757	$19,493

Net income per common share – basic	$0.34	$0.22	$0.54	$0.44
Net income per common share – diluted	$0.33	$0.21	$0.54	$0.43

Weighted average shares outstanding – basic	44,394,230	43,268,541	44,321,069	43,163,377
Weighted average shares outstanding – diluted	44,615,021	43,730,200	44,547,851	43,648,954

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$14,765	$9,579	$23,913	$19,622
Unrealized gains (losses) on interest rate swap contracts, net of deferred income tax expense (benefit) of $10,545 and $(10,436) for the three months ended June 30, 2013 and 2012, respectively, and $13,981 and $(15,050) for the six months ended June 30, 2013 and 2012, respectively	17,548	(16,873)	23,251	(23,245)
Foreign currency translation adjustments	(497)	(1,592)	(4,537)	302
Other comprehensive income (loss)	17,051	(18,465)	18,714	(22,943)
Total comprehensive income (loss)	31,816	(8,886)	42,627	(3,321)
Less: comprehensive (loss) income attributable to noncontrolling interests	(597)	(201)	(819)	151
Comprehensive income (loss) attributable to controlling interests	$32,413	$(8,685)	$43,446	$(3,472)

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$23,913	$19,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	43,995	39,372
Amortization of deferred financing costs	460	444
Stock-based compensation expense	5,744	6,008
Deferred income taxes	3,584	11,131
Loss on disposal of assets	360	812
Unrealized gain and amortization of accumulated other comprehensive gains associated with derivative instruments no longer designated as hedging instruments	—	(378)
Other reserves and non-cash items	2,689	1,101
Changes in assets and liabilities:
Increase in accounts and note receivable, net	(3,538)	(7,593)
Decrease (increase) in prepaid, deferred costs, and other current assets	9,945	(1,870)
Increase in inventory	(1,649)	(1,758)
(Increase) decrease in other assets	(1,327)	4,404
Increase (decrease) in accounts payable	2,398	(10,480)
Decrease in accrued liabilities	(1,532)	(1,093)
Decrease in other liabilities	(4,688)	(3,801)
Net cash provided by operating activities	80,354	55,921

Cash flows from investing activities:
Additions to property and equipment	(26,422)	(51,245)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(3,433)	(3,971)
Acquisitions, net of cash acquired	(29,610)	(250)
Net cash used in investing activities	(59,465)	(55,466)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	85,600	117,300
Repayments of long-term debt and capital leases	(104,846)	(114,499)
Repayments of borrowings under bank overdraft facility, net	—	(195)
Payment of contingent consideration	(750)	—
Proceeds from exercises of stock options	459	2,247
Excess tax benefit from stock-based compensation expense	10,832	—
Repurchase of capital stock	(3,821)	(3,759)
Net cash (used in) provided by financing activities	(12,526)	1,094

Effect of exchange rate changes on cash	117	(81)
Net increase in cash and cash equivalents	8,480	1,468

Cash and cash equivalents as of beginning of period	13,861	5,576
Cash and cash equivalents as of end of period	$22,341	$7,044

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$10,132	$10,508
Cash paid for income taxes	$2,550	$2,900

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of June 30, 2013, the Company provided services to approximately 72,200 devices across its portfolio, which included approximately 63,200 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 4,300 devices throughout the United Kingdom ("U.K."), approximately 2,700 devices throughout Mexico, and approximately 2,000 devices throughout Canada. Included in the number of devices in the U.S. are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 72,200 devices are approximately 13,600 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, and customer service.

Through its network, the Company provides ATM management and equipment-related services (typically under multi-year contracts) to large, nationally and regionally-known retail merchants as well as smaller retailers and operators of facilities such as shopping malls and airports. In doing so, the Company provides its retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that the devices placed at their facilities will be utilized.

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., SunTrust Banks, Inc., PNC Bank, N.A., Frost Bank, The Bank of Nova Scotia (“Scotiabank”) in Canada, Mexico, and Puerto Rico, and Grupo Financiero Banorte, S.A. de C.V. in Mexico. As of June 30, 2013,  approximately 18,500 of the Company’s domestic devices and approximately 500 of the Company’s ATMs in Canada were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers.

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

The financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. The Consolidated Balance Sheet as of December 31, 2012 was derived from the audited balance sheet filed in the 2012 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$13,858	$13,268	$28,136	$25,597
Amortization expense	6,081	5,412	11,829	10,887
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$19,939	$18,680	$39,965	$36,484

(2) Acquisitions

On March 7, 2013, the Company completed the acquisition of i-design group plc (“i-design”), a Scotland-based provider and developer of marketing and advertising software and services for ATM owners. Additionally, on May 1, 2013 and June 3, 2013, the Company acquired the majority of the assets of Aptus Group, LLC (“Aptus”) and Merrimak ATM Group, LLC (“Merrimak”), respectively.  Both Aptus and Merrimak were providers of ATM services to fleets of approximately 3,300 ATMs and 4,800 ATMs, respectively, consisting primarily of merchant-owned machines.

The i-design, Aptus, and Merrimak acquisitions, both on an individual basis and on a combined basis, did not have a material effect on the Company's consolidated results of operations during the three and six months ended June 30, 2013. As of June 30, 2013, the Company had not yet completed its analysis to assign the purchase consideration for these acquisitions as a result of not yet completing its assessments of the intangible asset valuations for the acquisitions. The Company expects to complete this work during the quarter ending September 30, 2013, and as a result of the completion of the work, the Company’s preliminary allocation of the purchase consideration to the net assets acquired may change.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of ATM operating revenues	$207	$320	$412	$523
Selling, general, and administrative expenses	2,372	3,128	5,332	5,485
Total stock-based compensation expense	$2,579	$3,448	$5,744	$6,008

The decrease in stock-based compensation expense during the three and six months ended June 30, 2013 compared to the prior year was due to the full vesting of certain restricted stock awards ("RSAs") during 2012, as well as a reversal of expenses that were previously taken related to certain performance-based awards that were no longer probable of vesting. These expense reductions were partially offset by additional expense recognition from the additional grants made during the periods. All grants during the periods above were made under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

Restricted Stock Awards.  The number of the Company's outstanding RSAs as of June 30, 2013, and changes during the six months ended June 30, 2013, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2013	632,107	$16.36
Granted	95,401	$26.81
Vested	(216,954)	$13.87
Forfeited	(12,500)	$25.87
RSAs outstanding as of June 30, 2013	498,054	$19.19

As of June 30, 2013, the unrecognized compensation expense associated with all outstanding restricted share grants was approximately $5.6 million,  which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.2 years.

Restricted Stock Units.  In the first quarter of each year since 2011, the Company granted restricted stock units (“RSUs”) under its Long Term Incentive Plan ("LTIP"), which is an annual equity award program under the 2007 Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee") on an annual basis, and are based on the Company's achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Starting with the grants made in 2013, a portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years.  Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24,  36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology.

The number of the Company's non-vested RSUs as of June 30, 2013, and changes during the six months ended June 30, 2013, are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2013	749,948	$20.01
Granted	119,744	$27.10
Vested	(261,503)	$17.00
Forfeited	(10,567)	$22.67
Non-vested RSUs as of June 30, 2013	597,622	$22.70

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2013 but not yet earned are not included, but the Time-RSUs are included as granted.

As of June 30, 2013, the unrecognized compensation expense associated with earned RSUs was approximately $6.6 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted-average vesting period of approximately 2.2 years.

Options.  The number of the Company's outstanding stock options as of June 30, 2013, and changes during the six months ended June 30, 2013, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2013	552,799	$9.68
Exercised	(70,117)	$6.55
Forfeited	(1,875)	$11.05
Options outstanding as of June 30, 2013	480,807	$10.13

Options vested and exercisable as of June 30, 2013	456,307	$10.26

As of June 30, 2013, the unrecognized compensation expense associated with outstanding options was approximately $26,000,  which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 0.5 years.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the statements of operations) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and six months ended June 30, 2013 and 2012 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and six months ended June 30, 2013 and 2012 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$15,327			$24,757
Less: Undistributed earnings allocated to unvested restricted shares	(448)			(666)
Net income available to common stockholders	$14,879	44,394,230	$0.34	$24,091	44,321,069	$0.54

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$448			$666
Stock options added to the denominator under the treasury stock method		220,791			226,782
Less: Undistributed earnings reallocated to restricted shares	(445)			(662)
Net income available to common stockholders and assumed conversions	$14,882	44,615,021	$0.33	$24,095	44,547,851	$0.54

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$9,664			$19,493
Less: Undistributed earnings allocated to unvested restricted shares	(359)			(696)
Net income available to common stockholders	$9,305	43,268,541	$0.22	$18,797	43,163,377	$0.44

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$359			$696
Stock options added to the denominator under the treasury stock method		461,659			485,577
Less: Undistributed earnings reallocated to restricted shares	(356)			(689)
Net income available to common stockholders and assumed conversions	$9,308	43,730,200	$0.21	$18,804	43,648,954	$0.43

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock (including both RSAs and RSUs)  of 454,918 and 466,152 shares for the three and six months ended June 30, 2013,  respectively, and 688,414 and 683,639 shares for the three and six months ended June 30, 2012, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net for the three and six months ended June 30, 2013:

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of April 1, 2013	$(28,674)	$(74,748)	(1)	$(103,422)

Other comprehensive (loss) income before reclassification	(497)	11,119	(2)	10,622
Amounts reclassified from accumulated other comprehensive loss, net	—	6,429	(2)	6,429
Net current period other comprehensive (loss) income	(497)	17,548		17,051
Total accumulated other comprehensive loss, net as of June 30, 2013	$(29,171)	$(57,200)	(1)	$(86,371)
___________
(1) Net of deferred income tax benefit of $13,431 and $23,977 as of June 30, 2013 and April 1, 2013, respectively.

(2) Net of deferred income tax expense of $6,682 and $3,863 for Other comprehensive (loss) income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 12.

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2013	$(24,634)	$(80,451)	(1)	$(105,085)

Other comprehensive (loss) income before reclassification	(4,537)	10,492	(2)	5,955
Amounts reclassified from accumulated other comprehensive loss, net	—	12,759	(2)	12,759
Net current period other comprehensive (loss) income	(4,537)	23,251		18,714
Total accumulated other comprehensive loss, net as of June 30, 2013	$(29,171)	$(57,200)	(1)	$(86,371)
___________
(1) Net of deferred income tax benefit of $13,431 and $27,412 as of June 30, 2013 and December 31, 2012, respectively.

(2) Net of deferred income tax expense of $6,309 and $7,672 for Other comprehensive (loss) income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 12.

The Company records unrealized gains and losses related to its interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders' equity in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future.

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

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as of June 30, 2013, as well as the changes in the net carrying amounts for the six months ended June 30, 2013, by segment:

	Goodwill
	U.S.	U.K.	Other International	Total
	(In thousands)
Balance as of January 1, 2013:
Gross balance	$268,454	$64,142	$3,103	$335,699
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$268,454	$14,139	$3,103	$285,696

Acquisitions	8,563	7,996	—	16,559
Purchase price adjustments	—	—	160	160
Foreign currency translation adjustments	—	(768)	(135)	(903)

Balance as of June 30, 2013:
Gross balance	$277,017	$71,370	$3,128	$351,515
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$277,017	$21,367	$3,128	$301,512
___________
(1) The Other International segment is currently comprised of the Company’s operations in Mexico and Canada.

	Trade Name
	U.S.	U.K.	Total
	(In thousands)
Balance as of January 1, 2013	$200	$3,231	$3,431
Acquisitions	—	453	453
Foreign currency translation adjustments	—	(186)	(186)
Balance as of June 30, 2013	$200	$3,498	$3,698

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$221,420	$(135,713)	$85,707	$212,509	$(125,920)	$86,589
Deferred financing costs	9,169	(4,834)	4,335	9,169	(4,373)	4,796
Exclusive license agreements	20,525	(13,334)	7,191	18,724	(12,543)	6,181
Non-compete agreements	3,626	(1,786)	1,840	2,822	(1,246)	1,576
Acquired technology	3,346	(279)	3,067	—	—	—
Total	$258,086	$(155,946)	$102,140	$243,224	$(144,082)	$99,142

(8) Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Accrued merchant fees	$25,885	$23,510
Accrued merchant settlement amounts	6,806	9,255
Accrued compensation	6,563	9,524
Accrued interest expense	5,798	5,753
Accrued armored fees	4,691	4,628
Accrued cash rental and management fees	3,684	4,067
Accrued maintenance fees	3,621	4,865
Accrued interest rate swap payments	2,121	2,299
Accrued purchases	1,987	2,084
Accrued ATM telecommunications costs	1,099	1,254
Accrued processing costs	936	1,510
Other accrued expenses	12,671	11,363
Total	$75,862	$80,112

(9) Long-Term Debt

The Company's long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.2% as of June 30, 2013 and December 31, 2012)	133,500	152,000
Equipment financing notes	2,093	2,819
Total	335,593	354,819
Less: current portion	1,469	1,467
Total long-term debt, excluding current portion	$334,124	$353,352

Revolving Credit Facility

As of June 30, 2013, the Company's revolving credit facility provided for $250.0 million in borrowings and letters of credit (subject to the covenants contained within the facility), had a termination date of July 2016, and contained a feature that allows the Company to expand the facility up to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants.

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

As of June 30, 2013, the Company was in compliance with all applicable covenants and ratios under the facility, which were described in the 2012 Form 10-K.

As of June 30, 2013, $133.5 million was outstanding under the Company’s revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the facility. As of June 30, 2013, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $114.4 million.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by all of the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of June 30, 2013, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Borrowing Facilities

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have outstanding balances as of June 30, 2013. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.02%, were utilized for the purchase of ATMs to support the growth of the Company’s Mexico operations. As of June 30, 2013,  approximately $27.1 million pesos ($2.1 million U.S.) were outstanding under the agreements. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of June 30, 2013, the total amount of these guarantees was $13.8 million pesos ($1.1 million U.S.).

Bank Machine overdraft facility.  Bank Machine, Ltd. (“Bank Machine”) has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of June 30, 2013) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s U.K. operations. As of June 30, 2013, there were no amounts outstanding under the overdraft facility.

(10) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company's ATMs and costs to restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time. As reflected in the table below, during the six months ended June 30, 2013, the Company revised its estimated future liabilities based on recent actual experience, changes in certain customer-specific estimates and other cost estimate changes. The changes in estimated future costs were recorded as a reduction in the carrying amount of the remaining unamortized asset and will reduce the Company’s depreciation and accretion expense amounts in future periods.

The following table is a summary of the changes in the Company's asset retirement obligation liability for the six months ended June 30, 2013 (in thousands):

Asset retirement obligation as of January 1, 2013	$44,696
Additional obligations	1,666
Accretion expense	1,270
Change in estimates	(5,677)
Payments	(1,233)
Foreign currency translation adjustments	(1,256)
Asset retirement obligation as of June 30, 2013	$39,466

See Note 13, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(11) Other Liabilities

Other liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$25,929	$23,117
Deferred revenue	1,564	835
Other	51	434
Total	$27,544	$24,386

Other Long-Term Liabilities:
Interest rate swaps	$44,915	$84,973
Obligations associated with acquired unfavorable contracts	—	964
Deferred revenue	1,077	1,353
Other	3,320	5,831
Total	$49,312	$93,121

Other long-term liabilities related to interest rate swaps decreased significantly from $85.0 million at December 31, 2012 to $44.9 million at June 30, 2013 mostly as a result of changes (increases) in forward interest rate curves since December 31, 2012.

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

 The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(In thousands)
$1,000,000	£25,000	$1,038,020	2.69%	July 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018
___________
(1) U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.52 to £1.00, which was the exchange rate in effect as of June 30, 2013.

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

Balance Sheet Data

	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:	(In thousands)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$25,929	Current portion of other long-term liabilities	$23,117
Interest rate swap contracts	Other long-term liabilities	44,915	Other long-term liabilities	84,973
Total Derivatives		$70,844		$108,090

Statements of Operations Data

	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
	(In thousands)			(In thousands)
Interest rate swap contracts	$11,119	$(23,244)	Cost of ATM operating revenues	$(6,429)	$(6,448)

	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
	(In thousands)			(In thousands)
Interest rate swap contracts	$10,492	$(35,965)	Cost of ATM operating revenues	$(12,759)	$(12,842)

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

As of June 30, 2013, the Company expected to reclassify $25.7 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 13, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(13) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$70,844	$—	$70,844	$—
Acquisition-related contingent consideration	570	—	—	570

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$108,090	$—	$108,090	$—
Acquisition-related contingent consideration	3,455	—	—	3,455

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the six months  ended June 30, 2013 and 2012 totaled  $1.7 million and $6.4 million, respectively.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a net liability of $70.8 million as of June 30, 2013. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 12, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of June 30, 2013, the fair value of the Company's 2018 Notes (see Note 9, Long-Term Debt) totaled $214.5 million, based on the quoted market price (Level 1 input) for the 2018 Notes as of that date.

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

On April 1, 2013, a panel for the United States Judicial Panel on Multidistrict Litigation, over ATL’s objection, transferred eight other suits involving ATL’s parent patent and 12 child patents and several different types of ATMs to the U.S. District Court in Delaware to be consolidated or coordinated before the Judge who had previously decided the 2006 lawsuit against ATL. In addition, the other action still pending in New York federal court against the Company’s customer, noted above, was also transferred to that Judge, along with other ATL cases deemed to be “tag along” actions to the cases already transferred. The Delaware District Court had scheduled a status and scheduling conference for early June 2013 to assess how best to proceed on all of these cases,  but rescheduled that conference for early August 2013 at the request of one of the parties.

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

National Federation of the Blind. Through its acquisition of the E*Trade ATM portfolio, the Company became the sole defendant in the 2003 lawsuit filed by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. and certain individuals representing a class of similarly situated persons (the "Plaintiffs") against E*Trade Access, Inc., et al. in the United States District Court for the District of Massachusetts: Civil Action No. 03-11206-NMG (the “Lawsuit”).  The Plaintiffs sought to require, among other things, that ATMs deployed by E*Trade be voice-guided. In December 2007, the Company and Plaintiffs entered into a settlement agreement (as modified in November 2010, the "Settlement Agreement").  In 2011, the Plaintiffs filed a motion of contempt with the District Court alleging that the Company had failed to fully comply with the requirements of the Settlement Agreement.  On December 15, 2011, the District Court issued an order that required the Company to bring all of its ATMs in compliance with the terms of the Settlement Agreement by March 15, 2012.  In August 2012, the Plaintiffs filed their second motion of contempt, which alleged, among other things, that the Company had failed to meet the District Court’s deadline and sought a fine of $50 per ATM for each month that the District Court determined the Company was not in compliance.  The Company filed its response on September 28, 2012, in which it asserted that while the Company’s ATMs are in substantial compliance with the accessibility rules issued under the American with Disabilities Act, as amended (the "ADA"), compliance with certain terms of the Settlement Agreement would conflict with the requirements of the ADA.  The Company also asked the District Court to appoint a special master to assist the Company and the Plaintiffs in resolving these conflicting requirements.  In April 2013, the District Court held a hearing in which it indicated that it would appoint a special master to assist the District Court in determining what sanctions should be imposed upon the Company, but also to assist the parties in resolving the remaining issues in the Settlement Agreement.  On May 22, 2013, the District Court issued an order appointing a special master.  Among other matters, the order requires the special master within 120 days of his appointment to issue a report and recommendation to the District Court concerning the amount of the contempt sanction to be assessed against the Company, which recommendation may allocate some or all of such sanctions toward further compliance efforts. The Company is uncertain of the ultimate outcome of this matter, but does not believe it will have a material adverse effect upon the Company’s financial statements.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $39.5 million accrued for these liabilities as of June 30, 2013. For additional information, see Note 10, Asset Retirement Obligations.

(15) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Income tax expense	$10,034	$6,369	$16,014	$12,515
Effective tax rate	40.5%	39.9%	40.1%	38.9%

The Company's effective tax rate during the three and six months ended June 30,  2013 and 2012 was higher than the combined total of the U.S. federal statutory rate of 35% and the Company's estimated effective state tax rate of 2.5%, primarily due to operating losses in certain of the Company’s foreign operations for which it does not record a tax benefit, as a result of carrying a valuation allowance on those deferred tax assets. The slight rate increase from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 is mostly attributable to an increase in operating losses in foreign operations for which the Company does not record a tax benefit, as a result of carrying a valuation allowance on its deferred tax assets. The Company continues to maintain valuation allowances for its local net deferred tax asset positions in the U.K. and Mexico, as the Company currently believes that it is more likely than not that these benefits will not be realized.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(16) Segment Information

As of June 30, 2013, the Company's operations consisted of its U.S., U.K., and Other International segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Adjusted EBITDA	$53,936	$45,395	$102,462	$89,879
Less:
Loss on disposal of assets	157	264	360	812
Other (income) expense	(2,050)	19	(2,471)	(58)
Noncontrolling interests	(536)	(452)	(955)	(862)
Stock-based compensation expense	2,568	3,438	5,725	5,989
Acquisition-related expenses	1,184	390	4,006	1,477
Other adjustments to selling, general, and administrative expenses	—	—	446	—
EBITDA	$52,613	$41,736	$95,351	$82,521
Less:
Interest expense, net, including amortization of deferred financing costs	5,290	5,556	10,585	11,141
Income tax expense	10,034	6,369	16,014	12,515
Depreciation and accretion expense	15,881	14,735	32,166	28,485
Amortization expense	6,081	5,412	11,829	10,887
Net income attributable to controlling interests and available to common stockholders	$15,327	$9,664	$24,757	$19,493

The following tables reflect certain financial information for each of the Company's reporting segments for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$164,191	$32,628	$11,165	$—	$207,984
Intersegment revenues	1,816	—	15	(1,831)	—
Cost of revenues	105,242	24,618	9,672	(1,822)	137,710
Selling, general, and administrative expenses	15,838	2,232	862	—	18,932
Acquisition-related expenses	1,177	—	7	—	1,184
Loss (gain) on disposal of assets	120	(12)	49	—	157

Adjusted EBITDA	47,484	5,777	684	(9)	53,936

Depreciation and accretion expense	10,197	4,510	1,189	(15)	15,881
Amortization expense	5,330	573	178	—	6,081
Interest expense, net, including amortization of deferred financing costs	5,014	183	93	—	5,290
Income tax expense	10,034	—	—	—	10,034

Capital expenditures (1)	$8,777	$4,842	$308	$(9)	$13,918

	Three Months Ended June 30, 2012
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$156,019	$28,341	$7,660	$—	$192,020
Intersegment revenues	1,392	—	22	(1,414)	—
Cost of revenues	105,877	22,523	6,102	(1,402)	133,100
Selling, general, and administrative expenses	13,953	1,903	733	—	16,589
Acquisition-related expenses	487	(97)	—	—	390
Loss on disposal of assets	201	39	24	—	264

Adjusted EBITDA	41,007	3,910	490	(12)	45,395

Depreciation and accretion expense	9,182	4,759	799	(5)	14,735
Amortization expense	4,890	486	36	—	5,412
Interest expense, net, including amortization of deferred financing costs	5,291	165	100	—	5,556
Income tax expense	6,369	—	—	—	6,369

Capital expenditures (1)	$19,505	$6,721	$7,316	$(12)	$33,530

	Six Months Ended June 30, 2013
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$321,347	$62,127	$22,248	$—	$405,722
Intersegment revenues	3,653	—	32	(3,685)	—
Cost of revenues	208,107	48,038	18,910	(3,656)	271,399
Selling, general, and administrative expenses	31,821	4,358	1,742	—	37,921
Acquisition-related expenses	3,977	—	29	—	4,006
Loss (gain) on disposal of assets	303	(5)	62	—	360

Adjusted EBITDA	90,777	10,176	1,538	(29)	102,462

Depreciation and accretion expense	20,275	9,586	2,356	(51)	32,166
Amortization expense	10,548	927	354	—	11,829
Interest expense, net, including amortization of deferred financing costs	10,054	356	175	—	10,585
Income tax expense	16,014	—	—	—	16,014

Capital expenditures (1)	$20,688	$8,736	$441	$(10)	$29,855

	Six Months Ended June 30, 2012
	U.S.	U.K.	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$313,974	$53,532	$15,554	$—	$383,060
Intersegment revenues	2,668	—	58	(2,726)	—
Cost of revenues	213,379	42,731	12,111	(2,713)	265,508
Selling, general, and administrative expenses	27,879	3,442	1,343	—	32,664
Acquisition-related expenses	1,365	112	—	—	1,477
Loss on disposal of assets	740	41	31	—	812

Adjusted EBITDA	81,354	7,353	1,185	(13)	89,879

Depreciation and accretion expense	17,689	9,224	1,582	(10)	28,485
Amortization expense	9,781	1,034	72	—	10,887
Interest expense, net, including amortization of deferred financing costs	10,624	303	214	—	11,141
Income tax benefit	12,515	—	—	—	12,515

Capital expenditures (1)	$35,634	$11,789	$7,805	$(12)	$55,216

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	June 30, 2013	December 31, 2012
	(In thousands)
United States	$709,164	$714,110
United Kingdom	113,077	108,894
Other International	27,344	30,066
Eliminations	(93,601)	(84,178)
Total	$755,984	$768,892

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

(18) Supplemental Guarantor Financial Information

The Company's 2018 Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's 100% owned domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and six months ended June 30, 2013 and 2012 and the condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012 of (1) Cardtronics, Inc., the parent company and issuer of the 2018 Notes ("Parent"); (2) all of the Company's 100% owned domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$166,007	$43,808	$(1,831)	$207,984
Operating costs and expenses	2,640	135,264	43,878	(1,837)	179,945
Operating (loss) income	(2,640)	30,743	(70)	6	28,039
Interest expense, net, including amortization of deferred financing costs	2,027	2,987	276	—	5,290
Equity in (earnings) losses of subsidiaries	(28,694)	(288)	—	28,982	—
Other (income) expense, net	—	(2,853)	803	—	(2,050)
Income (loss) before income taxes	24,027	30,897	(1,149)	(28,976)	24,799
Income tax expense	9,268	766	—	—	10,034
Net income (loss)	14,759	30,131	(1,149)	(28,976)	14,765
Net loss attributable to noncontrolling interests	—	—	—	(562)	(562)
Net income (loss) attributable to controlling interests and available to common stockholders	14,759	30,131	(1,149)	(28,414)	15,327
Other comprehensive (loss) income attributable to controlling interests	(10,074)	27,122	3	35	17,086
Comprehensive income (loss) attributable to controlling interests	$4,685	$57,253	$(1,146)	$(28,379)	$32,413

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$157,411	$36,023	$(1,414)	$192,020
Operating costs and expenses	3,519	131,071	37,307	(1,407)	170,490
Operating (loss) income	(3,519)	26,340	(1,284)	(7)	21,530
Interest (income) expense, net, including amortization of deferred financing costs	(722)	6,013	265	—	5,556
Equity in (earnings) losses of subsidiaries	(18,179)	2,416	—	15,763	—
Other (income) expense, net	—	(1,004)	1,030	—	26
Income (loss) before income taxes	15,382	18,915	(2,579)	(15,770)	15,948
Income tax expense	5,796	573	—	—	6,369
Net income (loss)	9,586	18,342	(2,579)	(15,770)	9,579
Net loss attributable to noncontrolling interests	—	—	—	(85)	(85)
Net income (loss) attributable to controlling interests and available to common stockholders	9,586	18,342	(2,579)	(15,685)	9,664
Other comprehensive income (loss) attributable to controlling interests	9,285	(26,518)	(1,232)	116	(18,349)
Comprehensive income (loss) attributable to controlling interests	$18,871	$(8,176)	$(3,811)	$(15,569)	$(8,685)

Condensed Consolidating Statements of Comprehensive Income (Loss) – Continued

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$325,000	$84,407	$(3,685)	$405,722
Operating costs and expenses	5,870	269,161	86,357	(3,707)	357,681
Operating (loss) income	(5,870)	55,839	(1,950)	22	48,041
Interest expense, net, including amortization of deferred financing costs	3,933	6,121	531	—	10,585
Equity in (earnings) losses of subsidiaries	(48,478)	2,432	—	46,046	—
Other (income) expense, net	—	(4,406)	1,935	—	(2,471)
Income (loss) before income taxes	38,675	51,692	(4,416)	(46,024)	39,927
Income tax expense	14,784	1,230	—	—	16,014
Net income (loss)	23,891	50,462	(4,416)	(46,024)	23,913
Net loss attributable to noncontrolling interests	—	—	—	(844)	(844)
Net income (loss) attributable to controlling interests and available to common stockholders	23,891	50,462	(4,416)	(45,180)	24,757
Other comprehensive (loss) income attributable to controlling interests	(13,722)	35,737	(3,301)	(25)	18,689
Comprehensive income (loss) attributable to controlling interests	$10,169	$86,199	$(7,717)	$(45,205)	$43,446

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$316,642	$69,144	$(2,726)	$383,060
Operating costs and expenses	6,152	264,681	71,723	(2,723)	339,833
Operating (loss) income	(6,152)	51,961	(2,579)	(3)	43,227
Interest (income) expense, net, including amortization of deferred financing costs	(1,338)	11,962	517	—	11,141
Equity in (earnings) losses of subsidiaries	(35,758)	4,821	—	30,937	—
Other expense (income), net	8	(1,534)	1,475	—	(51)
Income (loss) before income taxes	30,936	36,712	(4,571)	(30,940)	32,137
Income tax expense	11,311	1,204	—	—	12,515
Net income (loss)	19,625	35,508	(4,571)	(30,940)	19,622
Net income attributable to noncontrolling interests	—	—	—	129	129
Net income (loss) attributable to controlling interests and available to common stockholders	19,625	35,508	(4,571)	(31,069)	19,493
Other comprehensive income (loss) attributable to controlling interests	14,657	(38,209)	609	(22)	(22,965)
Comprehensive income (loss) attributable to controlling interests	$34,282	$(2,701)	$(3,962)	$(31,091)	$(3,472)

Condensed Consolidating Balance Sheets

	As of June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$21	$18,170	$4,150	$—	$22,341
Accounts and notes receivable, net	60,420	44,004	11,555	(65,885)	50,094
Current portion of deferred tax asset, net	12,667	1,166	300	—	14,133
Other current assets	446	13,558	15,174	(25)	29,153
Total current assets	73,554	76,898	31,179	(65,910)	115,721
Property and equipment, net	—	155,528	67,375	(460)	222,443
Intangible assets, net	4,239	86,202	15,397	—	105,838
Goodwill	—	277,017	24,495	—	301,512
Investments in and advances to subsidiaries	314,967	100,048	—	(415,015)	—
Intercompany receivable	148,414	67,614	—	(216,028)	—
Deferred tax asset, net	5,685	1,054	1,038	—	7,777
Prepaid expenses, deferred costs, and other assets	4	1,752	937	—	2,693
Total assets	$546,863	$766,113	$140,421	$(697,413)	$755,984
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,469	$—	$1,469
Current portion of other long-term liabilities	—	26,597	947	—	27,544
Accounts payable and accrued liabilities	8,710	124,723	30,585	(65,884)	98,134
Current portion of deferred tax liability, net	—	—	1,110	—	1,110
Total current liabilities	8,710	151,320	34,111	(65,884)	128,257
Long-term debt	333,500	9	615	—	334,124
Intercompany payable	—	212,507	56,393	(268,900)	—
Asset retirement obligations	—	22,026	17,440	—	39,466
Deferred tax liability, net	—	—	172	—	172
Other long-term liabilities	—	49,251	61	—	49,312
Total liabilities	342,210	435,113	108,792	(334,784)	551,331
Stockholders' equity	204,653	331,000	31,629	(362,629)	204,653
Total liabilities and stockholders' equity	$546,863	$766,113	$140,421	$(697,413)	$755,984

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$5	$10,674	$3,182	$—	$13,861
Accounts and notes receivable, net	56,722	39,384	9,934	(60,905)	45,135
Current portion of deferred tax asset, net	11,683	1,094	309	—	13,086
Other current assets	764	28,116	14,793	(6)	43,667
Total current assets	69,174	79,268	28,218	(60,911)	115,749
Property and equipment, net	—	154,737	82,001	(500)	236,238
Intangible assets, net	4,684	87,670	10,219	—	102,573
Goodwill	—	268,454	17,242	—	285,696
Investments in and advances to subsidiaries	209,668	100,048	—	(309,716)	—
Intercompany receivable	204,098	48,128	—	(252,226)	—
Deferred tax asset, net	23,162	2,195	1,111	—	26,468
Prepaid expenses, deferred costs, and other assets	—	1,999	169	—	2,168
Total assets	$510,786	$742,499	$138,960	$(623,353)	$768,892
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,467	$—	$1,467
Current portion of other long-term liabilities	—	23,386	1,000	—	24,386
Accounts payable and accrued liabilities	9,982	122,501	30,127	(60,905)	101,705
Current portion of deferred tax liability, net	—	—	1,179	—	1,179
Total current liabilities	9,982	145,887	33,773	(60,905)	128,737
Long-term debt	352,000	15	1,337	—	353,352
Intercompany payable	—	250,827	54,270	(305,097)	—
Asset retirement obligations	—	21,448	23,248	—	44,696
Deferred tax liability, net	—	—	182	—	182
Other long-term liabilities	—	92,966	155	—	93,121
Total liabilities	361,982	511,143	112,965	(366,002)	620,088
Stockholders' equity	148,804	231,356	25,995	(257,351)	148,804
Total liabilities and stockholders' equity	$510,786	$742,499	$138,960	$(623,353)	$768,892

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(11,095)	$87,426	$4,033	$(10)	$80,354
Additions to property and equipment	—	(19,632)	(6,790)	—	(26,422)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(1,057)	(2,376)	—	(3,433)
Intercompany fixed asset mark-up	—	—	(10)	10	—
Investment in subsidiary	(13,327)	—	—	13,327	—
Funding of intercompany notes payable	(66,456)	(3,100)	—	69,556	—
Payments received on intercompany notes payable	101,924	—	—	(101,924)	—
Acquisitions, net of cash acquired	—	(17,066)	(12,544)	—	(29,610)
Net cash provided by (used in) investing activities	22,141	(40,855)	(21,720)	(19,031)	(59,465)
Proceeds from borrowings of long-term debt	85,600	—	—	—	85,600
Repayments of long-term debt and capital leases	(104,100)	(5)	(741)	—	(104,846)
Proceeds from intercompany notes payable	—	63,604	5,952	(69,556)	—
Repayments of intercompany notes payable	—	(101,924)	—	101,924	—
Payment of contingent consideration	—	(750)	—	—	(750)
Proceeds from exercises of stock options	459	—	—	—	459
Excess tax benefit from stock-based compensation expense	10,832	—	—	—	10,832
Repurchase of capital stock	(3,821)	—	—	—	(3,821)
Issuance of capital stock	—	—	13,327	(13,327)	—
Net cash (used in) provided by financing activities	(11,030)	(39,075)	18,538	19,041	(12,526)
Effect of exchange rate changes on cash	—	—	117	—	117
Net increase in cash and cash equivalents	16	7,496	968	—	8,480
Cash and cash equivalents as of beginning of period	5	10,674	3,182	—	13,861
Cash and cash equivalents as of end of period	$21	$18,170	$4,150	$—	$22,341

Condensed Consolidating Statements of Cash Flows — continued

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(1,762)	$45,259	$12,436	$(12)	$55,921
Additions to property and equipment	—	(34,503)	(16,742)	—	(51,245)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(1,130)	(2,841)	—	(3,971)
Intercompany fixed asset mark-up	—	—	(12)	12	—
Funding of intercompany notes payable	(116,311)	(6,773)	—	123,084	—
Payments received on intercompany notes payable	115,398	—	—	(115,398)	—
Acquisitions, net of cash acquired	—	(28)	(222)	—	(250)
Net cash used in investing activities	(913)	(42,434)	(19,817)	7,698	(55,466)
Proceeds from borrowings of long-term debt	117,300	—	—	—	117,300
Repayments of long-term debt and capital leases	(113,100)	(6)	(1,393)	—	(114,499)
Proceeds from intercompany notes payable	—	112,610	10,474	(123,084)	—
Repayments of intercompany notes payable	—	(115,398)	—	115,398	—
Repayments of borrowings under bank overdraft facility, net	—	—	(195)	—	(195)
Proceeds from exercises of stock options	2,247	—	—	—	2,247
Repurchase of capital stock	(3,759)	—	—	—	(3,759)
Net cash provided by (used in) financing activities	2,688	(2,794)	8,886	(7,686)	1,094
Effect of exchange rate changes on cash	—	—	(81)	—	(81)
Net increase in cash and cash equivalents	13	31	1,424	—	1,468
Cash and cash equivalents as of beginning of period	1	4,721	854	—	5,576
Cash and cash equivalents as of end of period	$14	$4,752	$2,278	$—	$7,044

CAUTIONARY STATEMENT REGARDING FORWARD—LOOKING STATEMENTS

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we currently anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our financial outlook and the financial outlook of the ATM industry;
•	our ability to respond to recent and future network and regulatory changes, including potential requirements surrounding Europay, MasterCard and Visa (“EMV”) security standards;
•

our ability to respond to potential reductions in the amount of net interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks;

•	our ability to renew and strengthen our existing customer relationships and add new customers;
•	our ability to provide new ATM solutions to retailers and financial institutions;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to prevent security breaches;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	our ability to manage concentration risks with key customers, vendors, and service providers;
•	changes in interest rates and foreign currency rates;
•	our ability to successfully implement our corporate strategy;
•	our ability to compete successfully with new and existing competitors;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	the additional risks we are exposed to in our U.K. armored transport business; and
•	our ability to retain our key employees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of June 30, 2013, we were the world’s largest retail ATM owner, providing services to approximately 72,200 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Mexico and Canada. Included within the number of devices in the U.S. are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. Also included in the number of devices in our network as of June 30, 2013 were approximately 13,600 ATMs to which we provided various forms of managed services. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining the ATMs, typically in exchange for a monthly service fee or fee per service provided. We typically do not receive surcharge and interchange fees in these arrangements, but rather those fees are earned by our customers.

We often partner with large, nationally and regionally-known retail merchants under multi-year contracts to place our ATMs and kiosks within their store locations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn increases the likelihood that our devices will be utilized. We also partner with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within our network. As of June 30, 2013,  approximately 18,500 of our domestic devices and approximately 500 of our ATMs in Canada were under contract with financial institutions to place their logos on those machines and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs. In Mexico, we are also under contract with a couple of financial institutions to place their brands on our ATMs in exchange for certain services provided by them.

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

During the first six months of 2013, we completed three acquisitions: (1) in March, we acquired i-design group plc (“i-design”), which is a Scotland-based provider and developer of marketing and advertising software and services for ATM owners; (2) in May, we acquired certain assets of Aptus Group, LLC (“Aptus”), a provider of ATM services to a nationwide fleet of approximately 3,300 ATMs; and (3) in June, we acquired certain assets of Merrimak ATM Group, LLC (“Merrimak”), also a provider of ATM services to a nationwide fleet of approximately 4,800 ATMs .

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

•

Pursue Additional Managed Services Opportunities. Over the last several years, we significantly expanded the number of ATMs that are operated under our managed services arrangement type.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee per cardholder or a set fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees are earned by the retailer or the financial institution. As a result, in this arrangement type, our revenues are partly protected from fluctuations in transaction levels of these machines and changes in network interchange rates. Additionally, in the U.K. where we own our own engineering, cash-in-transit, and installation organizations, we believe that opportunities exist to offer some (or all) of these services on a managed services basis to both retailers and financial institutions. We plan to pursue additional managed services opportunities with leading merchants and financial institutions in the United States, as well as international opportunities as they arise, working with our customers to provide them with a customized solution that fits their needs.

•

Pursue International Growth Opportunities. We have invested significant amounts of capital in the infrastructure of our United Kingdom, Canada, and Mexico operations, and we plan to continue selectively increasing the number of our ATMs in these markets applying many of the aforementioned strategies. In 2011, we entered into the Canadian market with our acquisition of Mr. Cash, subsequently renamed Cardtronics Canada. We plan to expand our operations in Canada, primarily by expanding our ATM footprint in that market and establishing relationships with leading financial institutions. Additionally, we may expand our operations into selected other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market, and other risks associated with international expansion.

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

Recent Events and Trends

Withdrawal Transaction and Revenue Trends – United States. For the three and six months ended June 30, 2013,  total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 2.7%  and 0.8%, respectively, over the comparable periods in the prior year. We define same-store ATMs as all ATMs that were continuously transacting for both the current period and the comparable period in the prior year to ensure the exclusion of any new growth or mid-month installations. We believe that the second quarter increase in transactions was attributable to several factors, including: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings; and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments.  These increases were partially offset in the six months period ended June 30, 2013 due to the negative effects in the first quarter of 2013 from the extra day in 2012 due to leap year, decreased consumer spending, surcharge rate increases, and unfavorable weather in the first quarter of 2013. We expect that our domestic same-store transaction growth rate to remain relatively consistent with our second quarter rate throughout the remainder of 2013.

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

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.”  In the last year, MasterCard announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (either cards or ATMs) for fraudulent cross-border transactions.  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, we do not expect this liability shift will have a significant impact on our business or results as International Maestro transactions currently comprise less than 0.5% of our U.S. transaction volume.  In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could require us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We are closely monitoring the migration toward the EMV standard, and all of our recent ATM deployments have been with ATMs that are EMV-ready. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations. However, we currently estimate that the total potential cost to make our entire current Company-owned U.S. ATM fleet fully compliant with the EMV standard is approximately $30 million to $35 million, a portion of which was planned for within our budget for 2013. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. There is also a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. Additionally, we could experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of this standard.

Withdrawal Transaction and Revenue Trends – United Kingdom. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging pay-to-use ATMs in the U.K., and as a result of this mix shift, our overall withdrawal transactions in the U.K. increased by 15% and 19% for the three and six months ended June 30, 2013, respectively, over the same periods in the prior year. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues.

Financial Regulatory Reform in the United Kingdom.  In March 2013, the U.K. Treasury department (the “Treasury”) issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  While the ultimate impact of the Treasury proposal will not be known for some time, management believes that the recommendations, as currently outlined in the draft proposal, could help stabilize LINK ATM interchange rates, which are a significant source of our revenues in that market.  Public comments on the proposal were recently provided to the Treasury by all interested parties.  The Treasury is expected to issue its final proposal later in the year, once it has had an opportunity to review all submitted comments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
ATM operating revenues	97.9%	94.6%	97.8%	93.8%
ATM product sales and other revenues	2.1	5.4	2.2	6.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below) (1)	64.2	64.4	64.8	63.8
Cost of ATM product sales and other revenues	2.0	4.9	2.1	5.6
Total cost of revenues	66.2	69.3	66.9	69.3
Gross profit	33.8	30.7	33.1	30.7
Operating expenses:
Selling, general, and administrative expenses	9.1	8.6	9.3	8.5
Acquisition-related expenses	0.6	0.2	1.0	0.4
Depreciation and accretion expense	7.6	7.7	7.9	7.4
Amortization expense	2.9	2.8	2.9	2.8
Loss on disposal of assets	0.1	0.1	0.1	0.2
Total operating expenses	20.3	19.5	21.3	19.4
Income from operations	13.5	11.2	11.8	11.3
Other expense (income):
Interest expense, net	2.4	2.8	2.5	2.8
Amortization of deferred financing costs	0.1	0.1	0.1	0.1
Other income	(1.0)	—	(0.6)	—
Total other expense	1.6	2.9	2.0	2.9
Income before income taxes	11.9	8.3	9.8	8.4
Income tax expense	4.8	3.3	3.9	3.3
Net income	7.1	5.0	5.9	5.1
Net loss attributable to noncontrolling interests	(0.3)	—	(0.2)	—
Net income attributable to controlling interests and available to common stockholders	7.4%	5.0%	6.1%	5.1%

_______________

(1)     Excludes effects of depreciation, accretion, and amortization expense of $19.9 million and $18.7 million for the three months ended June 30, 2013 and 2012, respectively, and $40.0 million and $36.5 million for the six months ended June 30, 2013 and 2012, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.6% and 9.7% for the three months ended June 30, 2013 and 2012, respectively, and by 9.9% and 9.5% for the six months ended June 30, 2013 and 2012, respectively.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated, excluding the effect of the acquisitions during the periods presented for comparative purposes.

EXCLUDING ACQUISITIONS:	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average number of transacting ATMs:
United States: Company-owned	27,709	25,671	27,631	25,283
United Kingdom	4,311	3,927	4,314	3,780
Mexico	2,694	2,834	2,701	2,836
Canada	1,095	631	1,069	580
Subtotal	35,809	33,063	35,715	32,479
United States: Merchant-owned	13,642	15,325	13,814	15,544
Average number of transacting ATMs – ATM operations	49,451	48,388	49,529	48,023

United States: Managed services (1)	6,874	5,959	6,542	5,869
United Kingdom: Managed services	21	21	21	21
Canada: Managed services	—	—	—	—
Average number of transacting ATMs – Managed services	6,895	5,980	6,563	5,890

Total average number of transacting ATMs	56,346	54,368	56,092	53,913

Total transactions (in thousands):
ATM operations	196,187	170,706	382,735	329,591
Managed services	11,424	10,118	21,419	19,568
Total transactions	207,611	180,824	404,154	349,159

Total cash withdrawal transactions (in thousands):
ATM operations	120,762	108,388	235,064	209,273
Managed services	7,347	6,263	13,689	12,345
Total cash withdrawal transactions	128,109	114,651	248,753	221,618

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	814	747	791	726

ATM operating revenues	$1,307	$1,223	$1,279	$1,220
Cost of ATM operating revenues (2)	858	829	850	825
ATM operating gross profit (2)(3)	$449	$394	$429	$395

ATM operating gross profit margin (2)(3)	34.4%	32.2%	33.5%	32.4%

(1)      Includes 4,415 and 3,431 ATMs for the three months ended June 30, 2013 and 2012, respectively, and 4,074 and 3,423 ATMs for the six months ended June 30, 2013 and 2012, respectively, for which the primary service provided by us was EFT transaction processing services.

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

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions in the periods presented:

INCLUDING ACQUISITIONS:	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average number of transacting ATMs:
United States: Company-owned	28,024	25,671	27,833	25,283
United Kingdom	4,311	3,927	4,314	3,780
Mexico	2,694	2,834	2,701	2,836
Canada	1,593	631	1,570	580
Subtotal	36,622	33,063	36,418	32,479
United States: Merchant-owned	20,991	15,325	20,607	15,544
Average number of transacting ATMs – ATM operations	57,613	48,388	57,025	48,023

United States: Managed services (1)	9,068	5,959	7,795	5,869
United Kingdom: Managed services	21	21	21	21
Canada: Managed services	318	—	310	—
Average number of transacting ATMs – Managed services	9,407	5,980	8,126	5,890

Total average number of transacting ATMs	67,020	54,368	65,151	53,913

Total transactions (in thousands):
ATM operations	201,429	170,706	391,802	329,591
Managed services	13,377	10,118	23,597	19,568
Total transactions	214,806	180,824	415,399	349,159

Total cash withdrawal transactions (in thousands):
ATM operations	124,870	108,388	242,178	209,273
Managed services	8,922	6,263	15,489	12,345
Total cash withdrawal transactions	133,792	114,651	257,667	221,618

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	722	747	708	726

ATM operating revenues	$1,144	$1,223	$1,129	$1,220
Cost of ATM operating revenues (2)	745	829	744	825
ATM operating gross profit (2)(3)	$399	$394	$385	$395

ATM operating gross profit margin (2)(3)	34.9%	32.2%	34.1%	32.4%

____________

(1)       Includes 6,608 and 3,431 ATMs for the three months ended June 30, 2013 and 2012, respectively, and 5,327 and 3,423 ATMs for the six months ended June 30, 2013 and 2012, respectively, for which the primary service provided by us was EFT transaction processing services.

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

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$203,599	$181,567	12.1%	$396,959	$359,380	10.5%
ATM product sales and other revenues	4,385	10,453	(58.1)%	8,763	23,680	(63.0)%
Total revenues	$207,984	$192,020	8.3%	$405,722	$383,060	5.9%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

ATM operating revenues. ATM operating revenues generated during the three months ended June 30, 2013 increased $22.0 million from the three months ended June 30, 2012. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended June 30, 2012 to
	Three Months Ended June 30, 2013
	U.S.	U.K.	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$3,900	$38	$1,261	$—	$5,199
Interchange revenue	3,174	3,042	1,182	—	7,398
Bank branding and surcharge-free network revenues	6,069	—	1,054	(15)	7,108
Managed services revenues	837	(2)	—	—	835
Other revenues	2,099	1,138	(33)	(1,712)	1,492
Total increase in ATM operating revenues	$16,079	$4,216	$3,464	$(1,727)	$22,032

United States. During the three months ended June 30, 2013, our U.S. operations experienced a $16.1 million increase in ATM operating revenues when compared to the same period in 2012. Of this increase, $3.3 million was attributable to the contribution of the ATM Network, Aptus, and Merrimak acquisitions completed in the last year. The results of these acquired businesses were included in the consolidated financial results for the three months ended June 30, 2013 but not in the comparable period in 2012.  The remaining $12.8 million increase was due to growth achieved from a  combination of revenue sources, including: (1) increased surcharge and interchange revenues primarily as a result of a higher machine count; (2) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and to a lesser degree,  (3) an increase in managed services revenue as a result of the expansion of these services in the past year. The increase in other revenues in the U.S. is primarily from intercompany transaction processing, which is eliminated in consolidation.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United States above.

United Kingdom. Our U.K. operations experienced a $4.2 million, or 16%, increase in ATM operating revenues during the three months ended June 30, 2013 when compared to the same period in 2012.  This increase was primarily driven by higher interchange revenues as a result of  a 10%  increase in the number of transacting ATMs and  an increase in the number of balance inquiry transactions conducted on our ATMs in that market, which was partially offset by slightly lower interchange rates.  Foreign currency exchange rate movements did not have a material effect on the results.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Other International. Revenues in this segment, which include the results of our Mexico operation and our Canadian subsidiary, contributed an additional $3.5 million in revenue growth to the quarter ended June 30, 2013.  This increase was attributable to our Canadian operations, primarily related to the addition of a significant new merchant contract in early 2012 and the acquisition of Can-Do-Cash, which was completed in December of 2012. Lower ATM operating revenues from our Mexico operations partially offset the increases from our Canadian operations.

ATM product sales and other revenues. ATM product sales and other revenues for the three months ended June 30, 2013 totaled $4.4 million and were $6.1 million lower than the same period in 2012. During the second quarter of 2012, we experienced increased ATM product sales fueled by the replacement of certain ATMs that were not compliant with the new regulations under the Americans with Disabilities Act (“ADA”) that became effective in early 2012.  We expect that our ATM product sales throughout the remainder of 2013 will be fairly consistent with the results of the first two quarters of 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

ATM operating revenues. ATM operating revenues generated during the six months ended June 30, 2013 increased $37.6 million from the six months ended June 30, 2012. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Six Months Ended June 30, 2012 to
	Six Months Ended June 30, 2013
	U.S.	U.K.	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$7,901	$(178)	$2,319	$—	$10,042
Interchange revenue	1,291	7,541	2,509	—	11,341
Bank branding and surcharge-free network revenues	11,217	—	1,773	(32)	12,958
Managed services revenues	1,487	(3)	—	—	1,484
Other revenues	3,698	1,444	(59)	(3,329)	1,754
Total increase in ATM operating revenues	$25,594	$8,804	$6,542	$(3,361)	$37,579

United States. During the six months ended June 30, 2013, our U. S. operations experienced a $25.6 million, or 9%, increase in ATM operating revenues compared to the same period in 2012. The acquisitions made in the last year contributed $5.0 million to this increase. The remaining $20.6 million increase was primarily due to the same reasons mentioned above in the quarterly results, including: (1) increased surcharge and interchange revenues primarily as a result of a higher machine count; (2) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and (3) an increase in managed services revenue as a result of an increase in new contracts entered into under this arrangement type. These increases were partially offset by a decline in interchange rates, including a reduction by a major network, that became effective during the second quarter of 2012 and a shift of volume to lower interchange rate networks.

United Kingdom. Our U.K. operations also contributed to the higher ATM operating revenues for the six months ended June 30, 2013, which increased by $8.8 million, or 17%, from the first six months of 2012. As was the case with the three month period, this increase was primarily driven by higher interchange revenues as a result of a  14% increase in the number of total ATMs (20% increase in free-to-use machines) and  an increase in balance inquiry transactions in that market, which was partially offset by slightly lower interchange rates. Excluding the unfavorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $10.3 million, or 20%, when compared to the same period in 2012.

Other International. Our Other International operations experienced a $6.5 million, or 43%, increase in revenues during the six months ended June 30, 2013 over the same period in 2012.  As was the case with the three month period, Canadian operations contributed to this increase due to the addition of a significant new merchant contract in early 2012 and the acquisition of Can-Do-Cash. Lower ATM operating revenues from our Mexico operations partially offset this increase.  Foreign currency exchange rate movements did not have a material effect on the reported ATM operating revenues in Canada, but a constant U.S. dollar to Mexican peso would have been  $0.6 million lower than the reported ATM operating revenues in Mexico.

ATM product sales and other revenues. ATM product sales and other revenues for the six months ended June 30, 2013 was $14.9 million lower than those generated during the same period in 2012 and was primarily due to the same reasons mentioned above in the quarterly results, including decreased equipment and value-added reseller (“VAR”) program sales during the period.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$133,482	$123,621	8.0%	$263,042	$244,248	7.7%
Cost of ATM product sales and other revenues	4,228	9,479	(55.4)%	8,357	21,260	(60.7)%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$137,710	$133,100	3.5%	$271,399	$265,508	2.2%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2013

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three months ended June 30, 2013 increased $9.9 million when compared to the same period in 2012. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Three Months Ended June 30, 2012 to
	Three Months Ended June 30, 2013
	U.S.	U.K.	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$2,919	$740	$1,622	$—	$5,281
Vault cash rental expense	(273)	(317)	273	—	(317)
Other costs of cash	1,407	158	714	—	2,279
Repairs and maintenance	92	(46)	269	—	315
Communications	(510)	92	157	(60)	(321)
Transaction processing	1,304	430	247	(1,652)	329
Stock-based compensation	(115)	—	—	—	(115)
Other expenses	1,236	1,145	214	(185)	2,410
Total increase in cost of ATM operating revenues	$6,060	$2,202	$3,496	$(1,897)	$9,861

United States. During the six months ended June 30, 2013, our U.S. operations experienced a $6.1 million increase in cost of ATM operating revenues when compared to the same period in 2012.  The acquisitions completed since June 2012 added $1.1 million to the increase, and the remaining increase primarily resulted from higher transaction volumes and ATM unit growth driven by organic revenue growth,  and other expenses from higher employee costs. Vault cash rental expense decreased during the three months ended June 30, 2013 compared to the same period in 2012 due to more efficient cash forecasting, which translated to generally lower daily vault cash balances outstanding. Communications expense decreased as a result of more favorable pricing compared to the prior year.

United Kingdom. In the quarter ended June 30, 2013, our U.K. operations experienced a $2.2 million, or 10%,  increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) when compared to the same period in 2012. This overall increase was due primarily to a 14% year-over-year increase in the number of average transacting ATMs in that market.  The other expenses category shown above was higher primarily due to higher business rates (similar to property taxes) assessed on certain ATMs in the U.K. Management currently expects that this trend of higher business rates will continue in the foreseeable future as local authorities look for additional sources of tax revenue within their jurisdictions. Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in the cost of ATM operating revenues for the period would have been $3.0 million, or 13%, when compared to the same period in 2012.

Other International. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) from our Other International operations increased by $3.5 million during the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to the growth of our Canadian operations, as described above.

Cost of ATM product sales and other revenues. The $5.3 million decrease in the cost of ATM product sales and other revenues during the three months ended June 30, 2013 when compared to the same period in 2012. This 55% decrease is consistent with the 58% decrease in related revenues, as discussed above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the six months ended June 30, 2013 increased $18.8 million when compared to the same period in 2012. Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Six Months Ended June 30, 2012 to
	Six Months Ended June 30, 2013
	U.S.	U.K.	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$5,411	$1,835	$3,076	$—	$10,322
Vault cash rental expense	(774)	(620)	590	—	(804)
Other costs of cash	2,883	752	1,146	—	4,781
Repairs and maintenance	(1,690)	106	490	—	(1,094)
Communications	(354)	492	346	(128)	356
Transaction processing	2,203	1,278	283	(3,200)	564
Stock-based compensation	(111)	—	—	—	(111)
Other expenses	2,472	1,798	711	(201)	4,780
Total increase in cost of ATM operating revenues	$10,040	$5,641	$6,642	$(3,529)	$18,794

United States. During the six months ended June 30, 2013, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our U.S. operations increased $10.0 million, or 5%, when compared to the cost incurred during the same period in 2012. The acquisitions made in the last year contributed $1.2 million to this increase with the remainder of the increase resulting from higher transaction volumes and ATM unit growth driven by organic revenue growth, and other expenses from higher employee costs. Partially offsetting these increases was a decrease of $1.7 million in repairs and maintenance, as expenses during the six months ended June 30, 2012 were higher in this period as a result of compliance activities. Also partially offsetting the cost increases was a decrease in vault cash rental expense, which was due to lower daily vault cash balances outstanding, as explained above in the quarterly analysis.

United Kingdom. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our U.K. operations increased during the six months ended June 30, 2013 by $5.6 million when compared to the same period in 2012. This overall increase was primarily due to the increased number of transacting ATMs, the increase in total number of transactions conducted on our machines, an increase in employee-related costs, and higher business rates discussed above. Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in the cost of ATM operating revenues for the period would have been $6.7 million, or 16%, when compared to the same period in 2012.

Other International. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) from our Other International operations increased by $6.6 million during the six months ended June 30, 2013 when compared to the same period in 2012 primarily due to the growth of our Canadian operations, as described above.

Cost of ATM product sales and other revenues. The $12.9 million decrease in the cost of ATM product sales and other revenues during the six months ended June 30, 2013 when compared to the same period in 2012.  This 61% decrease is consistent with the 63% decrease in related revenues, as discussed above.

Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	34.4%	31.9%	33.7%	32.0%
Inclusive of depreciation, accretion, and amortization	24.6%	21.6%	23.7%	21.9%
ATM product sales and other revenues gross profit margin	3.6%	9.3%	4.6%	10.2%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	33.8%	30.7%	33.1%	30.7%
Inclusive of depreciation, accretion, and amortization	24.2%	21.0%	23.3%	21.2%

ATM operating gross profit margin. For the three and six months ended June 30, 2013, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased by 2.5 and 1.7 percentage points, respectively, when compared to the same periods in 2012. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased by 3.0 and 1.8 percentage points, respectively during the three and six months ended June 30, 2013 when compared to the same periods in 2012. These increases are attributable to our revenue growth, a reduction in our operating costs on a per transaction basis, and improved margins on the businesses acquired during the past two years.

We expect that our gross profit margin in the remainder of 2013 will be relatively consistent with that of the most recent quarter.

ATM product sales and other revenues gross profit margin. For the three and six months ended June 30, 2013, our gross profit margin on ATM product sales and other revenues declined by 5.7 and 5.6 percentage points, respectively, primarily as a result of a decline in VAR equipment sales compared to the comparable periods in 2012, which are slightly higher margin than our other ATM product sales.

Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$16,560	$13,461	23.0%	$32,589	$27,179	19.9%
Stock-based compensation	2,372	3,128	(24.2)%	5,332	5,485	(2.8)%
Acquisition-related expenses	1,184	390	203.6%	4,006	1,477	171.2%
Total selling, general, and administrative expenses	$20,116	$16,979	18.5%	$41,927	$34,141	22.8%

Percentage of total revenues:
Selling, general, and administrative expenses	8.0%	7.0%		8.0%	7.1%
Stock-based compensation	1.1%	1.6%		1.3%	1.4%
Acquisition-related expenses	0.6%	0.2%		1.0%	0.4%
Total selling, general, and administrative expenses	9.7%	8.8%		10.3%	8.9%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $3.1 million and $5.4 million for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.  These increases  were due to: (1) higher payroll-related costs compared to the same period in 2012 due to increased headcount, including employees added from the acquisitions completed during 2012 and the first half of 2013; (2) increased incentive-based compensation; (3) severance costs associated with our U.K. operations; and (4) higher marketing and professional expenses.

Stock-based compensation. The $0.8 million and $0.2 million decrease in stock-based compensation during the three and six months ended June 30, 2013, respectively, was due to the full vesting of certain restricted stock awards ("RSAs") during 2012, as well as a reversal of expenses that were previously taken related to certain performance-based awards that became no longer probable of vesting. These expense reductions were partially offset by additional expense recognition associated with grants of certain awards to employees who have met the qualified retirement provisions as defined in our Long Term Incentive Plan (“LTIP”) at some point prior to the awards’ final vesting dates. This qualified retirement feature in our LTIP resulted in the acceleration of expense recognition for certain awards.  For additional details on equity awards, see Item 1. Financial Information, Note 3, Stock-Based Compensation.

Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Depreciation expense	$15,271	$14,100	8.3%	$30,896	$27,235	13.4%
Accretion expense	610	635	(3.9)%	1,270	1,250	1.6%
Depreciation and accretion expense	$15,881	$14,735	7.8%	$32,166	$28,485	12.9%

Percentage of total revenues:
Depreciation expense	7.3%	7.3%		7.6%	7.1%
Accretion expense	0.3%	0.3%		0.3%	0.3%
Depreciation and accretion expense	7.6%	7.7%		7.9%	7.4%

For the three and six months ended June 30, 2013, depreciation expense increased when compared to the same periods in 2012 primarily as a result of the deployment of additional Company-owned ATMs over the past year as a result of our organic ATM unit growth and as a result of new ATMs purchased to replace older non-ADA-compliant ATMs.  For the three months ended June 30, 2013, accretion expense decreased slightly reflecting the impact of the reduction of our asset retirement obligations in our U.K. segment taken in the first quarter of 2013. For the six months ended June 30, 2013, accretion expense slightly increased as additional asset retirement obligations were established in connection with newly deployed ATMs, offset partially by the impact of the reduced asset retirement obligation in the U.K.  When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, the ATMs at certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Amortization expense	$6,081	$5,412	12.4%	$11,829	$10,887	8.7%

Percentage of total revenues	2.9%	2.8%		2.9%	2.8%

Amortization expense is primarily comprised of the amortization of intangible assets related to merchant contracts and relationships associated with our acquisitions. The increase in amortization during the three and six months ended June 30, 2013 when compared to the same periods in 2012 was primarily due to the addition of intangible assets from the acquisitions completed during the last twelve months.

Loss on Disposal of Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Loss on disposal of assets	$157	$264	(40.5)%	$360	$812	(55.7)%

Percentage of total revenues	0.1%	0.1%		0.1%	0.2%

We recognized lower losses on disposal of assets during the three and six months ended June 30, 2013 compared to the same periods in 2012,  primarily as a result of a decrease in the number of assets that we removed during the first half of 2013  when compared to the same period in 2012 when there were a  higher number of assets that were removed due to obsolescence, including replacing non-ADA-compliant ATMs in the U.S.

Interest Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Interest expense, net	$5,059	$5,332	(5.1)%	$10,125	$10,697	(5.3)%
Amortization of deferred financing costs	231	224	3.1%	460	444	3.6%
Total interest expense, net	$5,290	$5,556	(4.8)%	$10,585	$11,141	(5.0)%

Percentage of total revenues	2.5%	2.9%		2.6%	2.9%

Interest expense, net. Interest expense, net, decreased during the three and six months ended June 30, 2013 when compared to the same periods in 2012 due to lower debt outstanding. For additional details, see Item 1. Financial Information, Note 9, Long-Term Debt.

Amortization of deferred financing costs. Amortization of deferred financing costs during the three and six months ended June 30, 2013 was comparable to the same periods in 2012,  as no significant financing was obtained or modifications made over the past year.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Income tax expense	$10,034	$6,369	57.5%	$16,014	$12,515	28.0%

Effective tax rate	40.5%	39.9%		40.1%	38.9%

    Our income tax expense during the three and six months ended June 30, 2013 increased over the same periods in 2012, primarily due to an increase in consolidated income before income taxes. The slight rate increase from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 is primarily attributable to an increase in operating losses in foreign operations for which we do not record a tax benefit, as a result of carrying a valuation allowance on our deferred tax assets. We continue to maintain valuation allowances for our local net deferred tax asset positions in the U.K. and Mexico, as we currently believe that it is more likely than not that these benefits will not be realized.

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

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes acquisition-related costs, certain other non-operating costs, loss on asset disposal, our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures, and an adjustment for noncontrolling interest. Adjusted Net Income represents net income computed in accordance with GAAP, before amortization expense, loss on disposal of assets, stock-based compensation expense and certain other expense (income) and acquisition-related costs, and using an assumed 35% tax rate, with certain adjustments for noncontrolling interests. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by average weighted diluted shares outstanding calculated in accordance with GAAP. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions.  The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt. The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP.

A reconciliation of EBITDA, Adjusted EBITDA and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA and Adjusted Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$15,327	$9,664	$24,757	$19,493
Adjustments:
Interest expense, net	5,059	5,332	10,125	10,697
Amortization of deferred financing costs	231	224	460	444
Income tax expense	10,034	6,369	16,014	12,515
Depreciation and accretion expense	15,881	14,735	32,166	28,485
Amortization expense	6,081	5,412	11,829	10,887
EBITDA	$52,613	$41,736	$95,351	$82,521

Add back:
Loss on disposal of assets	157	264	360	812
Other (income) expense (1)	(2,050)	19	(2,471)	(58)
Noncontrolling interests (2)	(536)	(452)	(955)	(862)
Stock-based compensation expense (3)	2,568	3,438	5,725	5,989
Acquisition-related costs (4)	1,184	390	4,006	1,477
Other adjustments to selling, general, and administrative expenses (5)	—	—	446	—
Adjusted EBITDA	$53,936	$45,395	$102,462	$89,879
Less:
Interest expense, net (3)	5,031	5,288	10,069	10,598
Depreciation and accretion expense (3)	15,459	14,374	31,328	27,754
Adjusted pre-tax income	33,446	25,733	61,065	51,527
Income tax expense (at 35%) (6)	11,706	9,007	21,373	18,034
Adjusted Net Income	$21,740	$16,726	$39,692	$33,493

Adjusted Net Income per share	$0.49	$0.39	$0.90	$0.78
Adjusted Net Income per diluted share	$0.49	$0.38	$0.89	$0.77

Weighted average shares outstanding - basic	44,394,230	43,268,541	44,321,069	43,163,377
Weighted average shares outstanding - diluted	44,615,021	43,730,200	44,547,851	43,648,954

(1) Other income during the three and six months ended June 30, 2013 includes  a $2.3 million downward adjustment to estimated contingent consideration payable related to one of our prior acquisitions. Other income during the three and six months ended June 30, 2012 exclude unrealized and realized (gains) losses related to derivative instruments not designated as hedging instruments.

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

(5) Represents non-recurring severance related costs associated with management of our U.K. operation.

(6) 35% represents our estimated long-term, cross-jurisdictional effective cash tax rate.

Calculation of Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Cash provided by operating activities	$38,974	$37,180	$80,354	$55,921
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(13,918)	(33,530)	(29,855)	(55,216)
Free cash flow	$25,056	$3,650	$50,499	$705

Liquidity and Capital Resources

Overview

As of June 30, 2013, we had $22.3 million in cash and cash equivalents on hand and $335.6 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities. Furthermore, we have historically used cash to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we typically reflect a working capital deficit position and carry a relatively small cash balance.

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from cash flows generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we expect to continue to generate positive free cash flow in 2013 and beyond, we expect to continue repaying the amounts outstanding under our revolving credit facility absent any acquisitions. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $80.4 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $55.9 million during the same period in 2012. The year-over-year increase was primarily attributable to the generation of higher operating profits and smaller net increases in certain working capital balances relative to the prior year period. Additionally, in January 2013, we collected $13.4 million from an outstanding insurance receivable.

Investing Activities

Net cash used in investing activities totaled $59.5 million for the six  months ended June 30, 2013, compared to $55.5 million during the same period in 2012. The year-over-year increase was primarily the result of the cash paid, net of cash acquired, for the acquisitions completed during the six months, partially offset by lower capital expenditures.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for the remainder of 2013 will total approximately $40 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts and to enhance our existing devices with additional functionalities. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility or other financing sources that may be available to us.

Financing Activities

Net cash (used in) provided by financing activities totaled $ (12.5) million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, we used the surplus of our operating cash flows above our investing outflows to repay a portion of our revolving credit facility.

Financing Facilities

As of June 30, 2013, we had approximately $335.6 million in outstanding long-term debt, which was primarily comprised of: (1) $200.0 million of 2018 Notes, (2) $133.5 million in borrowings under our revolving credit facility, and (3) $2.1 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. As of June 30, 2013,  we had a  $250.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This facility provides us with $250.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has an expiration date of July 2016. The facility contains the ability to further increase the borrowing capacity to $325.0 million, subject to the availability of additional bank commitments by existing or new syndicate participants and other conditions.

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

As of June 30, 2013, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.2%. Additionally, as of June 30, 2013, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of June 30, 2013, we had $114.4 million in available borrowing capacity under the $250.0 million revolving credit facility.

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

As of June 30, 2013, we were in compliance with all applicable covenants required under the 2018 Notes.

Other Borrowing Facilities

•

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have remaining balances as of June 30, 2013. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 10.02%, were utilized for the purchase of ATMs to support the growth in our Mexico operations. As of June 30, 2013, approximately $27.1 million pesos ($2.1 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of June 30, 2013, the total amount of these guarantees was $13.8 million pesos ($1.1 million U.S.).

•

Bank Machine overdraft facility. Bank Machine has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of June 30, 2013) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our U.K. operations. As of June 30, 2013,  there were no amounts outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility discussed above.

New Accounting Standards

For a description of the accounting standard that we adopted during the six months ended June 30, 2013, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 17, New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2012 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2013, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(In thousands)
$1,000,000	£25,000	$1,038,020	2.69%	July 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018
___________
(1) U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.52 to £1.00, which was the exchange rate in effect as of June 30, 2013.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our average outstanding vault cash balances for the quarter ended June 30, 2013 (as we are invoiced monthly by the vault cash provider based on average balance outstanding) and assuming a 100 basis point increase in interest rates:

	Average Vault Cash Balance for the Quarter Ended June 30, 2013			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,665.0	$1,665.0		$16.7	$16.7		$6.7	$6.7
United Kingdom		£215.9	331.5		£2.2	3.3		£1.9	2.9
Mexico	p$	148.4	11.9	p$	1.5	0.1	p$	1.5	0.1
Canada	c$	62.0	60.6	c$	0.6	0.6	c$	0.6	0.6
Total			$2,069.0			$20.7			$10.3

Starting this year and continuing for several years thereafter, our expected exposure to changes in interest rates on our outstanding vault cash balances is expected to be somewhat lower than is presented in the table above. This expected reduction in exposure to floating interest rates is primarily the result of forward-starting swaps entered in prior years, which increase our overall hedged position by $250.0 million in 2014 and an additional $50.0 million in 2015 on our vault cash balances outstanding in the U.S. These incremental swaps are partially offset by a  reduction in outstanding interest rate swap agreements related to the vault cash in our U.K. operations during the same time period. Our sensitivity to changes in interest rates in the U.K. is somewhat mitigated by the interchange rate setting methodology that impacts the majority of our U.K. interchange revenue. Effectively, the interest rates and cash costs from two years back are considered for determining the interchange rate (i.e., interest rates and other costs from 2011 are considered for determining the 2013 interchange rate). As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with a lag. We expect some growth in outstanding vault cash balances as a result of expected future business growth, and we may continue to seek ways to mitigate our exposure to floating interest rates by engaging in additional interest rate swaps in the future.

As of June 30, 2013, we had a net liability of $70.8 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Due to our determination that net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of June 30, 2013, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico or Canada, as we do not deem it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $133.5 million outstanding under our revolving credit facility as of June 30, 2013, an increase of 100 basis points in the underlying interest rate would have had a $0.7 million impact on our interest expense in the six months then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. As of June 30, 2013, this accumulated translation loss totaled approximately $29.2 million compared to approximately $24.6 million as of December 31, 2012.

Our consolidated financial results were not materially impacted by the change in value of the British pound, Mexican peso, or Canadian dollar relative to the U.S. dollar during the three months ended June 30, 2013 compared to the prior year period, but were negatively affected for the six months ended June 30, 2013 compared to the prior year period. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our U.K. operations’ operating income for the six months ended June 30, 2013 would have been approximately $0.1 million. Similarly, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Mexican peso for the six months ended June 30, 2013, the effect upon the respective subsidiary’s operating income would have been approximately $0.2 million.  Finally, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Canadian dollar for the six months ended June 30, 2013, the effect upon the respective subsidiary’s operating income would have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of June 30, 2013, the intercompany payable balance from our U.K. operations to our U.S. parent company totaled $48.1 million, of which $7.4 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of June 30, 2013, the effect upon our Consolidated Statements of Operations would be approximately $0.7 million.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value that may Yet be Purchased Under the Plan or Program (3)
April 1 – 30, 2013	164	$27.40	—	$—
May 1 – 31, 2013	235	$28.97	—	$—
June 1 – 30, 2013	197	$28.45	—	$—

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

CARDTRONICS, INC.

July 31, 2013	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

July 31, 2013	/s/ E. Brad Conrad
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

10.1* †	Employment Agreement by and between Cardtronics USA, Inc. and P. Michael McCarthy, dated effective as of May 13,2013.
31.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

† Management contract or compensatory plan or arrangement.

** Furnished herewith.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934 and are otherwise not subject to liability under those sections.