Form 10-Q
period 2013-09-30
CARDTRONICS INC
filed 2013-11-04
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, par value: $0.0001 per share.  Shares outstanding on October 31, 2013:  45,004,612

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,556	$13,861
Accounts and notes receivable, net of allowance of $449 and $476 as of September 30, 2013 and December 31, 2012, respectively	49,971	45,135
Inventory	5,326	4,389
Restricted cash	27,828	8,298
Current portion of deferred tax asset, net	19,654	13,086
Prepaid expenses, deferred costs, and other current assets	21,832	30,980
Total current assets	143,167	115,749
Property and equipment, net	251,999	236,238
Intangible assets, net	175,827	102,573
Goodwill	390,296	285,696
Deferred tax asset, net	3,353	26,468
Prepaid expenses, deferred costs, and other assets	2,818	2,168
Total assets	$967,460	$768,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$1,387	$1,467
Current portion of other long-term liabilities	30,328	24,386
Accounts payable	27,377	21,593
Accrued liabilities	124,496	80,112
Current portion of deferred tax liability, net	1,178	1,179
Total current liabilities	184,766	128,737
Long-term liabilities:
Long-term debt	456,383	353,352
Asset retirement obligations	59,502	44,696
Deferred tax liability, net	2,831	182
Other long-term liabilities	50,539	93,121
Total liabilities	754,021	620,088

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 51,141,278 and 50,569,875 shares issued as of September 30, 2013 and December 31, 2012, respectively; 44,990,125 and 44,641,224 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	281,775	252,956
Accumulated other comprehensive loss, net	(80,313)	(105,085)
Retained earnings	74,210	57,861
Treasury stock; 6,151,153 and 5,928,651 shares at cost as of September 30, 2013 and December 31, 2012, respectively	(62,187)	(58,270)
Total parent stockholders’ equity	213,490	147,467
Noncontrolling interests	(51)	1,337
Total stockholders’ equity	213,439	148,804
Total liabilities and stockholders’ equity	$967,460	$768,892

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
ATM operating revenues	$222,678	$191,469	$619,637	$550,849
ATM product sales and other revenues	6,141	7,560	14,904	31,240
Total revenues	228,819	199,029	634,541	582,089
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1)	154,319	130,064	417,361	374,312
Cost of ATM product sales and other revenues	5,950	6,665	14,307	27,925
Total cost of revenues	160,269	136,729	431,668	402,237
Gross profit	68,550	62,300	202,873	179,852
Operating expenses:
Selling, general, and administrative expenses	21,073	15,292	58,994	47,956
Acquisition-related expenses	3,536	381	7,542	1,858
Depreciation and accretion expense	16,890	15,758	49,056	44,243
Amortization expense	7,998	5,565	19,827	16,452
Loss (gain) on disposal of assets	109	(28)	469	784
Total operating expenses	49,606	36,968	135,888	111,293
Income from operations	18,944	25,332	66,985	68,559
Other expense (income):
Interest expense, net	5,445	5,269	15,570	15,966
Amortization of deferred financing costs	275	225	735	669
Other income	(559)	(1,037)	(3,030)	(1,088)
Total other expense	5,161	4,457	13,275	15,547
Income before income taxes	13,783	20,875	53,710	53,012
Income tax expense	22,765	8,169	38,779	20,684
Net (loss) income	(8,982)	12,706	14,931	32,328
Net loss attributable to noncontrolling interests	(574)	(191)	(1,418)	(62)
Net (loss) income attributable to controlling interests and available to common stockholders	$(8,408)	$12,897	$16,349	$32,390

Net (loss) income per common share – basic	$(0.19)	$0.29	$0.36	$0.72
Net (loss) income per common share – diluted	$(0.19)	$0.28	$0.36	$0.71

Weighted average shares outstanding – basic	44,477,023	43,669,756	44,373,627	43,333,407
Weighted average shares outstanding – diluted	44,477,023	44,045,021	44,593,624	43,783,534

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net (loss) income	$(8,982)	$12,706	$14,931	$32,328
Unrealized (losses) gains on interest rate swap contracts, net of deferred income tax (benefit) expense of $(1,728) and $(3,045) for the three months ended September 30, 2013 and 2012, respectively, and $12,253 and $(18,095) for the nine months ended September 30, 2013 and 2012, respectively	(2,861)	(4,994)	20,390	(28,239)
Foreign currency translation adjustments	8,919	2,403	4,382	2,705
Other comprehensive income (loss)	6,058	(2,591)	24,772	(25,534)
Total comprehensive (loss) income	(2,924)	10,115	39,703	6,794
Less: comprehensive (loss) income attributable to noncontrolling interests	(568)	(87)	(1,387)	64
Comprehensive (loss) income attributable to controlling interests	$(2,356)	$10,202	$41,090	$6,730

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$14,931	$32,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	68,883	60,695
Amortization of deferred financing costs	735	669
Stock-based compensation expense	8,915	8,691
Deferred income taxes	15,663	18,391
Loss on disposal of assets	469	784
Unrealized gain and amortization of accumulated other comprehensive gains associated with derivative instruments no longer designated as hedging instruments	—	(616)
Other reserves and non-cash items	3,703	2,293
Changes in assets and liabilities:
Increase in accounts and note receivable, net	(2,949)	(6,119)
Decrease (increase) in prepaid, deferred costs, and other current assets	14,037	(1,833)
Increase in inventory	(1,061)	(3,099)
(Increase) decrease in other assets	(1,497)	4,359
Increase (decrease) in accounts payable	1,081	(9,791)
Increase (decrease) in accrued liabilities	5,567	(6,767)
Decrease in other liabilities	(6,002)	(5,660)
Net cash provided by operating activities	122,475	94,325

Cash flows from investing activities:
Additions to property and equipment	(41,708)	(75,875)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(3,894)	(4,717)
Acquisitions, net of cash acquired	(186,964)	(17,885)
Net cash used in investing activities	(232,566)	(98,477)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	275,977	207,900
Repayments of long-term debt and capital leases	(176,879)	(198,396)
Repayments of borrowings under bank overdraft facility, net	—	(162)
Debt issuance and modification costs	(761)	—
Payment of contingent consideration	(750)	—
Proceeds from exercises of stock options	2,060	5,128
Excess tax benefit from stock-based compensation expense	17,867	—
Repurchase of capital stock	(3,917)	(4,462)
Net cash provided by financing activities	113,597	10,008

Effect of exchange rate changes on cash	1,189	(335)
Net increase in cash and cash equivalents	4,695	5,521

Cash and cash equivalents as of beginning of period	13,861	5,576
Cash and cash equivalents as of end of period	$18,556	$11,097

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$19,662	$19,980
Cash paid for income taxes	$3,845	$3,292

See accompanying notes to consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 (1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of September 30, 2013, the Company provided services to over 80,400 devices across its portfolio, which included approximately 63,500 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 11,500 devices throughout the United Kingdom ("U.K."), approximately 800 devices throughout Germany, approximately 2,000 devices throughout Canada, and approximately 2,600 devices throughout Mexico. Included in the number of devices in the U.S. are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 80,400 devices are approximately 13,900 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., PNC Bank, N.A., Frost Bank, The Bank of Nova Scotia (“Scotiabank”) in Canada, Mexico, and Puerto Rico, and Grupo Financiero Banorte, S.A. de C.V. in Mexico. As of September 30, 2013,  approximately 18,400 of the Company’s domestic devices, approximately 2,000 of the Company’s ATMs in Mexico, and approximately 500 of the Company’s ATMs in Canada were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers.

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

The financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. The Consolidated Balance Sheet as of December 31, 2012 was derived from the audited balance sheet filed in the 2012 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$14,846	$13,983	$42,982	$39,580
Amortization expense	7,998	5,565	19,827	16,452
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$22,844	$19,548	$62,809	$56,032

(2) Acquisitions

Acquisition of the Cardpoint ATM Portfolio

On August 7, 2013,  Cardtronics Europe Limited (“Cardtronics Europe”), a newly formed wholly-owned subsidiary of the Company, entered into, and consummated the transactions contemplated by, the Share Sale and Purchase Agreement (the “Purchase Agreement”) including the purchase  of all of the outstanding shares issued by Cardpoint Limited (“Cardpoint”) from Payzone Ventures Limited (the “Seller”) and the individuals named as warrantors in the Purchase Agreement.

Pursuant to the Purchase Agreement, Cardtronics Europe acquired all of the outstanding shares issued by Cardpoint for purchase consideration of £100.0 million ($153.5 million) in cash, which included the aggregate amount required to be paid (including principal and interest) in order to fully discharge all of Cardpoint’s outstanding indebtedness to the Seller at closing. Additionally, as part of the Purchase Agreement, Cardtronics Europe entered into a locked box agreement, under which additional cash at closing was paid to the Seller in the amount of approximately £5.9 million ($9.0 million) as additional consideration for earnings since February 28, 2013.  No further working capital adjustments are required under the Purchase Agreement. The Company also paid to certain members of Cardpoint’s management transaction bonuses on behalf of the Seller in an aggregate amount of approximately £0.5 million ($0.7 million), pursuant to the Purchase Agreement. The total amount paid for the acquisition was approximately £105.4 million ($161.8 million) at closing, which was financed through borrowings under the Company’s amended revolving credit facility.

As a result of the Cardpoint acquisition, the Company significantly increased the size of its European operations.  Cardpoint operated approximately 7,100 ATMs in the U.K. and approximately 800 ATMs in Germany, substantially all of which were owned by Cardpoint.  Approximately one fourth of the ATMs deployed in the U.K. are placed with well-known multi-location retailers, whereas the remainder of the ATMs in the U.K., and most of the ATMs in Germany, are primarily placed with individual merchants at their retail locations.

The results of operations of the acquired Cardpoint portfolio have been included in the Company's consolidated statement of operations subsequent to the August 7, 2013 acquisition date. Revenue and net income of $17.8 million and $3.5  million, respectively, were included in both the three and nine month periods ended September 30, 2013. The earnings contribution excludes approximately $3.6 million in acquisition-related expenses incurred during the quarter related to this acquisition. The acquisition-related expenses incurred year-to-date for this acquisition totaled $4.5 million.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (amounts in thousands). The total purchase consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of approximately $81.3 million, all of which has been assigned to the Company's Europe reporting segment, which now includes operations from both the U.K. and Germany. The recognized goodwill is primarily attributable to expected synergies. None of  the goodwill or intangible asset amounts are expected to be deductible for income tax purposes. The Company expects to complete its purchase accounting during the fourth quarter of 2013, when it plans to finalize the fair value measurement of acquired assets and assumed liabilities.

(In thousands)
Cash and cash equivalents	$4,782
Accounts and notes receivable	619
Inventory	863
Restricted cash	7,522
Prepaid expenses, deferred costs, and other current assets	6,665
Property and equipment	25,052
Deferred tax assets	8,317
Intangible assets	73,874
Goodwill	81,282
Total assets acquired	208,976

Accounts payable	6,051
Accrued liabilities	24,393
Deferred revenue	58
Asset retirement obligations	16,645
Total liabilities assumed	47,147

Net assets acquired	$161,829

The fair values of intangible assets acquired have been initially estimated by utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The intangible assets acquired as part of the Cardpoint acquisition are being amortized on a straight-line basis, and the preliminary fair values consist of the following:

	Fair Values	Useful Lives	Weighted Average Period Before Next Renewal
Customer contracts	$62,824	7 years	3.9 years
Trade name	9,556	5 years	N/A
Non-compete agreements	1,494	3 years	N/A
Total	$73,874

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired Cardpoint portfolios for the three and nine months ended September 30, 2013 and 2012, after giving effect to certain pro forma adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, and (iii) interest expense adjustment for historical long-term debt of Cardpoint that was repaid and interest expense on additional borrowings by the Company to fund the acquisition.

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands, excluding per share amounts)
Total revenues	$228,819	$239,423	$634,541	$697,017
Net (loss) income attributable to controlling interests and available to common stockholders	(8,408)	(3,626)	16,349	21,748

(Loss) earnings per share – basic	$(0.19)	$(0.08)	$0.36	$0.48
(Loss) earnings per share – diluted	$(0.19)	$(0.08)	$0.36	$0.47

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands, excluding per share amounts)
Total revenues	$199,029	$224,529	$582,089	$658,590
Net income attributable to controlling interests and available to common stockholders	12,897	13,119	32,390	26,818

Earnings per share – basic	$0.29	$0.29	$0.72	$0.60
Earnings per share – diluted	$0.28	$0.29	$0.71	$0.59

The unaudited pro forma financial results do not reflect the impact of other acquisitions consummated by the Company during the nine months ended September 30, 2013 (see further details below), as the impact would not be material to its condensed consolidated results of operations. The unaudited pro forma financial results assume that the Cardpoint acquisition occurred on January 1, 2012, and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

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

The i-design, Aptus, and Merrimak acquisitions, both on an individual basis and on a combined basis, did not have a material effect on the Company's consolidated results of operations during the three and nine months ended September 30, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of ATM operating revenues	$239	$231	$651	$754
Selling, general, and administrative expenses	2,932	2,452	8,264	7,937
Total stock-based compensation expense	$3,171	$2,683	$8,915	$8,691

The increase in stock-based compensation expense during the three and nine months ended September 30, 2013 compared to the prior year was due to additional expense recognition from the additional grants made during the periods. All grants during the periods above were made under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

Restricted Stock Awards.  The number of the Company's outstanding Restricted Stock Awards (“RSAs”) as of September 30, 2013, and changes during the nine months ended September 30, 2013, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2013	632,107	$16.36
Granted	97,401	$26.86
Vested	(232,913)	$14.57
Forfeited	(71,872)	$24.30
RSAs outstanding as of September 30, 2013	424,723	$18.38

As of September 30, 2013, the unrecognized compensation expense associated with all outstanding restricted share grants was approximately $4.6 million,  which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.2 years.

Restricted Stock Units.  In the first quarter of each year since 2011, the Company granted restricted stock units (“RSUs”) under its Long Term Incentive Plan ("LTIP"), which is an annual equity award program under the 2007 Stock Incentive Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee") on an annual basis, and are based on the Company's achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Starting with the grants made in 2013, a portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years.  Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24,  36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company's non-vested RSUs as of September 30, 2013, and changes during the nine months ended September 30, 2013, are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2013	749,948	$20.01
Granted	262,744	$31.56
Vested	(261,503)	$17.00
Forfeited	(12,529)	$22.51
Non-vested RSUs as of September 30, 2013	738,660	$25.14

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2013 but not yet earned are not included, but the Time-RSUs are included as granted.

As of September 30, 2013, the unrecognized compensation expense associated with earned RSUs was approximately $10.0 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted-average vesting period of approximately 2.8 years.

Options.  The number of the Company's outstanding stock options as of September 30, 2013, and changes during the nine months ended September 30, 2013, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2013	552,799	$9.68
Exercised	(212,499)	$9.69
Forfeited	(1,875)	$11.05
Options outstanding as of September 30, 2013	338,425	$9.67

Options vested and exercisable as of September 30, 2013	332,675	$9.64

As of September 30, 2013, the unrecognized compensation expense associated with outstanding options was approximately $12,000,  which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 0.4 years.

(4) Earnings (Loss) per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and nine months ended September 30, 2013 and 2012 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and nine months ended September 30, 2013 and 2012 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings (Loss) per Share (in thousands, excluding share and per share amounts):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Loss	Weighted Average Shares Outstanding	Loss Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic and Diluted:
Net (loss) income attributable to controlling interests and available to common stockholders	$(8,408)			$16,349
Less: Undistributed earnings allocated to unvested restricted shares				(449)
Net (loss) income available to common stockholders	$(8,408)	44,477,023	$(0.19)	$15,900	44,373,627	$0.36

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares				$449
Stock options added to the denominator under the treasury stock method					219,997
Less: Undistributed earnings reallocated to restricted shares				(447)
Net (loss) income available to common stockholders and assumed conversions	$(8,408)	44,477,023	$(0.19)	$15,902	44,593,624	$0.36

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$12,897			$32,390
Less: Undistributed earnings allocated to unvested restricted shares	(437)			(1,137)
Net income available to common stockholders	$12,460	43,669,756	$0.29	$31,253	43,333,407	$0.72

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$437			$1,137
Stock options added to the denominator under the treasury stock method		375,265			450,127
Less: Undistributed earnings reallocated to restricted shares	(434)			(1,126)
Net income available to common stockholders and assumed conversions	$12,463	44,045,021	$0.28	$31,264	43,783,534	$0.71

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock (including both RSAs and RSUs)  of 492,376 shares for the nine months ended September 30, 2013,  and 592,130 and 646,503 shares for the three and nine months ended September 30, 2012, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net for the three and nine months ended September 30, 2013:

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of July 1, 2013	$(29,171)	$(57,200)	(1)	$(86,371)

Other comprehensive income (loss) before reclassification	8,919	(9,396)	(2)	(477)
Amounts reclassified from accumulated other comprehensive loss, net	—	6,535	(2)	6,535
Net current period other comprehensive income (loss)	8,919	(2,861)		6,058
Total accumulated other comprehensive loss, net as of September 30, 2013	$(20,252)	$(60,061)	(1)	$(80,313)
___________
(1) Net of deferred income tax benefit of $15,159 and $13,431 as of September 30, 2013 and July 1, 2013, respectively.

(2) Net of deferred income tax (benefit) expense of $(5,675) and $3,947 for Other comprehensive income (loss) before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 12.

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2013	$(24,634)	$(80,451)	(1)	$(105,085)

Other comprehensive income before reclassification	4,382	1,096	(2)	5,478
Amounts reclassified from accumulated other comprehensive loss, net	—	19,294	(2)	19,294
Net current period other comprehensive income	4,382	20,390		24,772
Total accumulated other comprehensive loss, net as of September 30, 2013	$(20,252)	$(60,061)	(1)	$(80,313)
___________
(1) Net of deferred income tax benefit of $15,159 and $27,412 as of September 30, 2013 and January 1, 2013, respectively.

(2) Net of deferred income tax expense of $659 and $11,594 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 12.

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

(6) Prepaid Expenses and Other Assets

As of December 31, 2012, the Company had $13.4 million recorded for an insurance recovery receivable.  The Company collected this entire amount from its insurer in January 2013.

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as of September 30, 2013, as well as the changes in the net carrying amounts for the nine months ended September 30, 2013, by segment:

	Goodwill
	U.S.	Europe (1)	Other International (2)	Total
	(In thousands)
Balance as of January 1, 2013:
Gross balance	$268,454	$64,142	$3,103	$335,699
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$268,454	$14,139	$3,103	$285,696

Acquisitions	10,897	88,364	—	99,261
Purchase price adjustments	24	—	138	162
Foreign currency translation adjustments	—	5,259	(82)	5,177

Balance as of September 30, 2013:
Gross balance	$279,375	$157,765	$3,159	$440,299
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$279,375	$107,762	$3,159	$390,296
___________

(1) The Europe segment is currently comprised of the Company’s operations in U.K. and Germany. The amount related to acquisitions is based in-part on the Company’s preliminary purchase accounting for its Cardpoint acquisition completed in August 2013. The Company expects to complete its final purchase accounting for this acquisition during its fourth quarter of 2013.

(2) The Other International segment is currently comprised of the Company’s operations in Mexico and Canada.

	Trade Name: indefinite-lived
	U.S.	Europe	Total
	(In thousands)
Balance as of January 1, 2013	$200	$3,231	$3,431
Acquisitions	—	513	513
Foreign currency translation adjustments	—	32	32
Balance as of September 30, 2013	$200	$3,776	$3,976

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$287,361	$(142,796)	$144,565	$212,509	$(125,920)	$86,589
Deferred financing costs	9,929	(5,108)	4,821	9,169	(4,373)	4,796
Exclusive license agreements	21,280	(13,932)	7,348	18,724	(12,543)	6,181
Non-compete agreements	5,247	(2,190)	3,057	2,822	(1,246)	1,576
Acquired technology	2,792	(543)	2,249	—	—	—
Trade name: finite-lived	10,208	(397)	9,811	—	—	—
Total	$336,817	$(164,966)	$171,851	$243,224	$(144,082)	$99,142

(8) Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Accrued merchant fees	$32,153	$23,510
Accrued merchant settlement amounts	28,827	9,255
Accrued taxes	14,505	1,794
Accrued compensation	9,489	9,524
Accrued armored fees	4,879	4,628
Accrued maintenance fees	4,642	4,865
Accrued cash rental and management fees	3,732	4,067
Accrued interest rate swap payments	2,139	2,299
Accrued interest expense	1,813	5,753
Accrued purchases	1,693	2,084
Accrued ATM telecommunications costs	1,126	1,254
Accrued processing costs	704	1,510
Other accrued expenses	18,794	9,569
Total	$124,496	$80,112

The increase in Accrued merchant settlement amounts was primarily related to the increase in merchant-owned arrangements as a result of acquisitions completed during 2013. The increase in the accrued taxes line above relates to increased estimated liabilities for U.K. business rates (similar to property taxes), which increased significantly during the three months ended September 30, 2013, as the governmental agency responsible for assessing property values in the U.K. materially changed its approach for locating and assessing ATM sites and is now also seeking to recover assessments for past periods dating back to 2010 for some of the Company’s ATM locations in the U.K.. The Company has no statutory responsibility to self-assess property tax, but instead, must pay business rates invoices when they are invoiced. Prior to the third quarter of 2013, only a minority of its ATMs had been assessed business rates. While the Company believes that there are numerous potential longer-term mitigation strategies to partially offset this increased operating cost, the Company recorded a charge of $9.2 million as an estimate of its expected liability through September 2013 based on the information available as of that date.

(9) Long-Term Debt

The Company's long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.1% and 2.2% as of September 30, 2013 and December 31, 2012, respectively)	256,066	152,000
Equipment financing notes	1,704	2,819
Total	457,770	354,819
Less: current portion	1,387	1,467
Total long-term debt, excluding current portion	$456,383	$353,352

Revolving Credit Facility

As of September 30, 2013, the Company's revolving credit facility provided for $375.0 million in borrowings and letters of credit (subject to the covenants contained within the facility) and had a termination date of July 2016.  The revolving credit facility was amended on August 5, 2013, in anticipation of the completion of the Cardpoint acquisition. This amendment expanded the borrowing capacity from $250.0 million to $375.0 million and amended certain covenants to allow for certain indebtedness, investments, acquisitions, intercompany loans and dispositions of assets made in connection with the Cardpoint acquisition. There were no other material modifications made to the Company's revolving credit facility.

This revolving credit facility includes a $15.0 million swing-line facility, an  $85.0 million foreign currency sub-limit, and a $20.0 million letter of credit sub-limit. Borrowings under the facility bear interest at a variable rate, based upon the Company's total leverage ratio and the London Interbank Offered Rate ("LIBOR") or Alternative Base Rate (as defined in the agreement) at the Company's option. Additionally, the Company is required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of the Company's assets, including the stock of its wholly-owned domestic subsidiaries and 66% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company's domestic subsidiaries has guaranteed the

Company's obligations under the revolving credit facility. There are currently no restrictions on the ability of the Company's wholly-owned subsidiaries to declare and pay dividends directly to us.

As of September 30, 2013, the Company was in compliance with all applicable covenants and ratios under the facility, which are described in the 2012 Form 10-K and remain unchanged.

As of September 30, 2013, $256.1 million was outstanding under the Company’s revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the facility. As of September 30, 2013, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $116.8 million.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by all of the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of September 30, 2013, the Company was in compliance with all applicable covenants required under the 2018 Notes.

Other Borrowing Facilities

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have outstanding balances as of September 30, 2013. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 9.99%, were utilized for the purchase of ATMs to support growth in the Company’s Mexico operations. As of September 30, 2013,  approximately $22.3 million pesos ($1.7 million U.S.) were outstanding under the agreements. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of September 30, 2013, the total amount of these guarantees was $11.4 million pesos ($0.9 million U.S.).

Bank Machine overdraft facility.  Bank Machine, Ltd. (“Bank Machine”) has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of September 30, 2013) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s U.K. operations. As of September 30, 2013, there were no amounts outstanding under the overdraft facility.

(10) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company's ATMs and costs to restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time. As reflected in the table below, during the nine months ended September 30, 2013, the Company revised its estimated future liabilities based on recent actual experience, changes in certain customer-specific estimates and other cost estimate changes. The changes in estimated future costs were recorded as a reduction in the carrying amount of the remaining unamortized asset and will reduce the Company’s depreciation and accretion expense amounts in future periods.

The following table is a summary of the changes in the Company's asset retirement obligation liability for the nine months ended September 30, 2013 (in thousands):

Asset retirement obligation as of January 1, 2013	$44,696
Additional obligations	3,205
Estimated obligations assumed in Cardpoint acquisition	17,496
Accretion expense	1,972
Change in estimates	(6,023)
Payments	(1,809)
Foreign currency translation adjustments	(35)
Asset retirement obligation as of September 30, 2013	$59,502

See Note 13, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(11) Other Liabilities

Other liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$28,621	$23,117
Deferred revenue	1,657	835
Other	50	434
Total	$30,328	$24,386

Other Long-Term Liabilities:
Interest rate swaps	$46,826	$84,973
Obligations associated with acquired unfavorable contracts	—	964
Deferred revenue	1,048	1,353
Other	2,665	5,831
Total	$50,539	$93,121

Other long-term liabilities related to interest rate swaps decreased significantly from $85.0 million at December 31, 2012 to $46.8 million at September 30, 2013 mostly as a result of changes (increases) in forward interest rate curves since December 31, 2012.

(12) Derivative Financial Instruments

Cash Flow Hedging Strategy

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility.  The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries.  While the Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S. and the U.K.  The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in Mexico, Canada, or Germany, nor does it utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

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

 The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(In thousands)
$1,000,000	£25,000	$1,040,340	2.69%	October 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018
___________
(1) U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.61 to £1.00, which was the exchange rate in effect as of September 30, 2013.

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

Balance Sheet Data

	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:	(In thousands)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$28,621	Current portion of other long-term liabilities	$23,117
Interest rate swap contracts	Other long-term liabilities	46,826	Other long-term liabilities	84,973
Total Derivatives		$75,447		$108,090

Statements of Operations Data

	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
	(In thousands)			(In thousands)
Interest rate swap contracts	$(9,396)	$(11,490)	Cost of ATM operating revenues	$(6,535)	$(6,605)

	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
	(In thousands)			(In thousands)
Interest rate swap contracts	$1,096	$(47,455)	Cost of ATM operating revenues	$(19,294)	$(19,447)

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

As of September 30, 2013, the Company expected to reclassify $28.4 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 13, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(13) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2013 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$75,447	$—	$75,447	$—
Acquisition-related contingent consideration	563	—	—	563

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$108,090	$—	$108,090	$—
Acquisition-related contingent consideration	3,455	—	—	3,455

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the nine months  ended September 30, 2013 and 2012 totaled  $20.7 million and $8.7 million, respectively. The substantial increase in 2013 relates primarily to estimated liabilities assumed in conjunction with the Company’s acquisition of Cardpoint in August 2013.

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

Acquisition-related intangible assets.   The estimated fair values of acquisition-related intangible assets are valued based on a  discounted cash flows analysis using significant non-observable inputs (Level 3 inputs). The Company tests intangible assets for impairment on a quarterly basis by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts.

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $75.4 million as of September 30, 2013. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 12, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of September 30, 2013, the fair value of the Company's 2018 Notes (see Note 9, Long-Term Debt) totaled $216.5 million, based on the quoted market price (Level 1 input) for the 2018 Notes as of that date.

(14) Commitments and Contingencies

Legal Matters

Automated Transactions. On August 16, 2010, a lawsuit was filed in the United States District Court for the District of Delaware (the “District Court”) entitled Automated Transactions LLC (“ATL”) v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc. (“Cardtronics USA”), as one of the defendants. The 2010 Lawsuit alleges that Cardtronics USA and the other defendants infringed upon seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs. The plaintiff, ATL, is seeking a permanent injunction, damages, treble damages and costs, including attorney's fees and expenses. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in a suit filed in January 2006 (the "2006 Lawsuit") against 7-Eleven, Inc. (“7-Eleven”) concerning six of the same seven patents. In July 2007, when the Company acquired the 7-Eleven portfolio, the Company became subject to the 2006 Lawsuit. The ATM supplier in that case agreed to indemnify 7-Eleven against the plaintiff's claims. That indemnity was assigned by 7-Eleven to the Company, and the supplier acknowledged that assignment.

The 2010 Lawsuit was initially stayed by order of the District Court pending the outcome of the 2006 Lawsuit.  In the 2006 Lawsuit, following the Company’s submission for summary judgment the District Court found that the defendants did not infringe the claims asserted in any of the plaintiff's five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the District Court granted the defendants partial summary judgment, concluding that the plaintiff's patent claims were, in part, invalid and rendered other findings so as to materially weaken the plaintiff's case. In addition, on January 28, 2011, the United States Patent and Trademark Office Board of Patent Appeals and Interferences ("BPAI") issued a decision affirming the rejection on the grounds of obviousness of all the claims relating to one of the patents asserted by the plaintiff in both the 2006 Lawsuit and the 2010 Lawsuit. The plaintiff appealed both of these rulings to the U.S.

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

Notwithstanding the outcome of the 2006 Lawsuit, ATL initiated several new patent infringement lawsuits against other companies, based on “child” patents of the parent patent which are at issue in the 2006 Lawsuit and the 2010 Lawsuit.  The asserted claims of the parent patent have already been held invalid in the Appeals Decision. The claims of infringement of the child patents are substantially similar to the prior claims under the parent and other child patents, i.e. the ATMs allowed the cardholders to access the internet and to conduct retail transactions at the ATM that were asserted by the defendants to be non-routine banking transactions.  Two of those new cases were brought in the District Court for the Southern District of New York and named as defendants,  two customers of the Company under ATM placement agreements pursuant to which the Company operates ATMs alleged to infringe ATL’s child patents. Until resolved, these cases implicate the Company in defending its customers where these ATMs are placed and could involve ATL alleging new claims directly against the Company. The Company has joined as a defendant in both of those cases and asserted counterclaims against ATL for invalidity, non-infringement and requesting costs and attorneys’ fees for improperly bringing such a suit. On January 17, 2013, the Court in one case agreed with the Company’s request to transfer the case for all purposes to the U.S. District Court in Delaware because of that Court’s familiarity with the patents in suit. Subsequently, the Judicial Panel on Multidistrict Litigation transferred the other case against the Company’s customer, along with many other ATL cases filed in other district courts, to the U.S. District Court in Delaware for consolidated pretrial proceedings, and the Company then joined that action as a defendant and counterclaimant, as noted above.

On April 1, 2013, a panel for the United States Judicial Panel on Multidistrict Litigation, over ATL’s objection, transferred eight other suits involving ATL’s parent patent and 12 child patents and several different types of ATMs to the District Court to be consolidated or coordinated before the judge who had previously decided the 2006 Lawsuit against ATL. In addition, the other action still pending in New York federal court against the Company’s customer, noted above, was also transferred to that judge, along with other ATL cases deemed to be “tag along” actions to the cases already transferred. The District Court has issued a scheduling order pursuant to which discovery will be conducted and all pre-trial motions have been scheduled to be submitted by June 19, 2015.  Under that order, trial of these matters has not been set.

The Company believes that these ATL lawsuits have no merit, primarily because the asserted child patents have patent claims or limitations previously held invalid or not infringed by the Appeals Decision. Accordingly, the Company does not expect that the remaining lawsuits will have a material impact on its financial condition or results of operations, and the Company will continue to vigorously defend its position.

National Federation of the Blind. Through its acquisition of the E*Trade ATM portfolio, the Company became the sole defendant in the June 2003 lawsuit filed by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. and certain individuals representing a class of similarly situated persons (the "Plaintiffs") against E*Trade Access, Inc., et al. in the United States District Court for the District of Massachusetts (“Massachusetts District Court”): Civil Action No. 03-11206-NMG (the “Lawsuit”).  The Plaintiffs sought to require, among other things, that ATMs deployed by E*Trade be voice-guided. In December 2007, the Company and Plaintiffs entered into a settlement agreement (as modified in November 2010, the "Settlement Agreement").  In 2011, the Plaintiffs filed a motion of contempt with the Massachusetts District Court alleging that the Company had failed to fully comply with the requirements of the Settlement Agreement.  On December 15, 2011, the Massachusetts District Court issued an order that required the Company to bring all of its ATMs in compliance with the terms of the Settlement Agreement by March 15, 2012.  In August 2012, the Plaintiffs filed their second motion of contempt, which alleged, among other things, that the Company had failed to meet the Massachusetts District Court’s deadline and sought a fine of $50 per ATM for each month that the Massachusetts District Court determined the Company was not in compliance.  The Company filed its response on September 28, 2012.

In March 2013, the Court issued an order that stated that sanctions would be imposed, but did not specify what violations had occurred. In April 2013, the Court granted the parties’ request to appoint a special master to determine the extent of any non-compliance with the agreements, any effect on accessibility of the ATMs, and what sanctions might be appropriate.  On May 22, 2013, the Massachusetts District Court issued an order appointing a special master, directing him to issue a report and recommendation on those issues. The special master’s report and recommendation must be submitted by December 15, 2013.  The Company is uncertain of the ultimate outcome of this matter, but does not believe it will have a material adverse effect upon the Company’s financial statements.

In addition to the above legal proceedings, the Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company's management does not expect the outcome in any of these legal proceedings, individually or collectively, to have a material adverse impact on the Company's financial condition or results of operations. Additionally, the Company currently expenses all legal costs as they are incurred.

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $59.5 million accrued for these liabilities as of September 30, 2013. For additional information, see Note 10, Asset Retirement Obligations.

(15) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Income tax expense	$22,765	$8,169	$38,779	$20,684
Effective tax rate	165.2%	39.1%	72.2%	39.0%

The Company's effective tax rate during the three and nine months ended September 30, 2013 and 2012 was higher than the combined total of the U.S. federal statutory rate of 35% and the Company's estimated effective state tax rate of 2.5%, primarily due to: (1) restructuring the Company’s U.K. operations during the three month period ended September 30, 2013, which resulted in the recognition of a  $13.6 million income tax charge associated with the Company’s U.K. restructuring in the third quarter, which primarily relates to deferred tax assets that are no longer realizable as a result of the restructuring;  (2) operating losses in certain of the Company’s foreign operations for which it does not record a tax benefit, as a result of carrying a valuation allowance on those deferred tax assets;  (3) certain current year losses on the Company’s U.S. tax return that cannot be recognized as a result of the U.K. restructuring; and (4) certain non-deductible acquisition costs. The Company continues to maintain valuation allowances for its local net deferred tax asset positions for certain of its entities in the U.K. and Mexico, as the Company currently believes that it is more likely than not that these tax assets will not be realized.

On August 7, 2013, the Company, through its wholly owned subsidiaries, acquired all of the outstanding shares issued by Cardpoint, with operations in the U.K. and Germany. At the time of the acquisition, ten legal entities were active under Cardpoint (collectively, the “Cardpoint group”).  Various entities in the Cardpoint group have accumulated net operating loss (“NOL”) carryforwards and allowable capital allowances that the Company expects to utilize in the future to offset expected future profits in the group.  As of the acquisition date, the Cardpoint group had net operating losses in the amount of approximately $64.6 million and allowable capital allowances of approximately $74.0 million. The Company determined that it is more likely than not that the Cardpoint group will be able to realize the benefits of its tax assets.

Following the Cardpoint acquisition, the Company restructured a portion of its other existing U.K. operations (Bank Machine entities). Through a series of restructuring, as of September 30, 2013, the existing Bank Machine group is now owned by Cardpoint. Concurrent with the restructuring, the Company implemented a financing structure to fund future growth in its European operations.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(16) Segment Information

As of September 30, 2013, the Company's operations consisted of its U.S., Europe, and Other International segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. Beginning this quarter, the U.K. segment was expanded and renamed the Europe segment to include Germany, as a result of the Cardpoint acquisition. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

Management uses Adjusted EBITDA, along with other U.S. GAAP-based measures, to assess the operating results and effectiveness of its segments. Management believes Adjusted EBITDA is a useful measure because it allows management to more effectively evaluate operating performance and compare its results of operations from period to period without regard to financing method or capital structure. The Company excludes depreciation, accretion, and amortization expense as these amounts can vary substantially depending upon book values of assets, capital structures and the method by which the assets were acquired. Additionally, Adjusted EBITDA does not reflect acquisition-related costs and the Company's obligations for the payment of income taxes, loss on disposal of assets, interest expense, certain other non-operating and nonrecurring items or other obligations such as capital expenditures.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Adjusted EBITDA	$59,099	$49,516	$161,561	$139,395
Less:
Loss (gain) on disposal of assets	109	(28)	469	784
Other income	(559)	(1,040)	(3,030)	(1,098)
Noncontrolling interests	(474)	(355)	(1,429)	(1,217)
Stock-based compensation expense	3,163	2,675	8,888	8,664
Acquisition-related expenses	3,536	381	7,542	1,858
Other adjustments to cost of ATM operating revenues (1)	8,359	—	8,359	—
Other adjustments to selling, general, and administrative expenses (2)	—	—	446	—
EBITDA	$44,965	$47,883	$140,316	$130,404
Less:
Interest expense, net, including amortization of deferred financing costs	5,720	5,494	16,305	16,635
Income tax expense	22,765	8,169	38,779	20,684
Depreciation and accretion expense	16,890	15,758	49,056	44,243
Amortization expense	7,998	5,565	19,827	16,452
Net (loss) income attributable to controlling interests and available to common stockholders	$(8,408)	$12,897	$16,349	$32,390

____________

 (1) Adjustment to cost of ATM operating revenues for the three and nine months ended September 30, 2013 is related to the charge related to retroactive property taxes on certain ATM locations in the U.K.

(2) Adjustment to selling, general, and administrative expense represents severance related costs associated with management of the Company’s U.K. operation.

The following tables reflect certain financial information for each of the Company's reporting segments for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$166,811	$51,498	$10,510	$—	$228,819
Intersegment revenues	1,763	37	15	(1,815)	—
Cost of revenues	108,857	44,254	8,965	(1,807)	160,269
Selling, general, and administrative expenses	16,817	3,494	762	—	21,073
Acquisition-related expenses	2,693	843	—	—	3,536
Loss (gain) on disposal of assets	199	(131)	41	—	109

Adjusted EBITDA	46,057	12,146	904	(8)	59,099

Depreciation and accretion expense	10,181	5,569	1,154	(14)	16,890
Amortization expense	5,271	2,556	171	—	7,998
Interest expense, net, including amortization of deferred financing costs	3,807	1,830	83	—	5,720
Income tax expense	20,990	1,574	201	—	22,765

Capital expenditures (1)	$12,026	$3,471	$250	$—	$15,747

	Three Months Ended September 30, 2012
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$157,649	$30,887	$10,493	$—	$199,029
Intersegment revenues	4,110	—	16	(4,126)	—
Cost of revenues	108,039	24,097	8,372	(3,779)	136,729
Selling, general, and administrative expenses	12,630	1,584	894	184	15,292
Acquisition-related expenses	373	8	—	—	381
Loss (gain) on disposal of assets	82	(73)	(37)	—	(28)

Adjusted EBITDA	43,756	5,200	1,091	(531)	49,516

Depreciation and accretion expense	9,793	4,916	1,055	(6)	15,758
Amortization expense	5,300	229	36	—	5,565
Interest expense, net, including amortization of deferred financing costs	5,224	169	101	—	5,494
Income tax expense	8,169	—	—	—	8,169

Capital expenditures (1)	$16,738	$6,363	$2,495	$(220)	$25,376

	Nine Months Ended September 30, 2013
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$488,158	$113,625	$32,758	$—	$634,541
Intersegment revenues	5,416	37	47	(5,500)	—
Cost of revenues	316,964	92,292	27,875	(5,463)	431,668
Selling, general, and administrative expenses	48,638	7,852	2,504	—	58,994
Acquisition-related expenses	6,670	843	29	—	7,542
Loss (gain) on disposal of assets	502	(136)	103	—	469

Adjusted EBITDA	136,834	22,322	2,442	(37)	161,561

Depreciation and accretion expense	30,456	15,155	3,510	(65)	49,056
Amortization expense	15,819	3,483	525	—	19,827
Interest expense, net, including amortization of deferred financing costs	13,861	2,186	258	—	16,305
Income tax expense	37,004	1,574	201	—	38,779

Capital expenditures (1)	$32,714	$12,207	$691	$(10)	$45,602

	Nine Months Ended September 30, 2012
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$471,623	$84,419	$26,047	$—	$582,089
Intersegment revenues	6,778	—	74	(6,852)	—
Cost of revenues	321,418	66,828	20,483	(6,492)	402,237
Selling, general, and administrative expenses	40,509	5,026	2,237	184	47,956
Acquisition-related expenses	1,738	120	—	—	1,858
Loss (gain) on disposal of assets	822	(32)	(6)	—	784

Adjusted EBITDA	125,110	12,553	2,276	(544)	139,395

Depreciation and accretion expense	27,482	14,140	2,637	(16)	44,243
Amortization expense	15,081	1,263	108	—	16,452
Interest expense, net, including amortization of deferred financing costs	15,848	472	315	—	16,635
Income tax expense	20,684	—	—	—	20,684

Capital expenditures (1)	$52,372	$18,152	$10,300	$(232)	$80,592

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	September 30, 2013	December 31, 2012
	(In thousands)
United States	$859,213	$714,110
Europe	340,830	108,894
Other International	25,581	30,066
Eliminations	(258,164)	(84,178)
Total	$967,460	$768,892

(17) New Accounting Pronouncements

Adopted

Reclassifications out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income within the financial statements. The Company adopted ASU 2013-02 as of January 1, 2013, and now reports this information in Note 5, Accumulated Other Comprehensive Loss, Net.

(18) Supplemental Guarantor Financial Information

The Company's 2018 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by all of the Company's 100% owned domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012 of (1) Cardtronics, Inc., the parent company and issuer of the 2018 Notes ("Parent"); (2) all of the Company's 100% owned domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$168,574	$62,060	$(1,815)	$228,819
Operating costs and expenses	3,234	140,784	67,678	(1,821)	209,875
Operating (loss) income	(3,234)	27,790	(5,618)	6	18,944
Interest expense, net, including amortization of deferred financing costs	1,278	2,529	1,913	—	5,720
Equity in (earnings) losses of subsidiaries	(17,930)	2,256	—	15,674	—
Other expense (income), net	3,875	(608)	(3,826)	—	(559)
Income (loss) before income taxes	9,543	23,613	(3,705)	(15,668)	13,783
Income tax expense	18,531	2,459	1,775	—	22,765
Net (loss) income	(8,988)	21,154	(5,480)	(15,668)	(8,982)
Net loss attributable to noncontrolling interests	—	—	—	(574)	(574)
Net (loss) income attributable to controlling interests and available to common stockholders	(8,988)	21,154	(5,480)	(15,094)	(8,408)
Other comprehensive income (loss) attributable to controlling interests	6,049	(4,719)	4,728	(6)	6,052
Comprehensive (loss) income attributable to controlling interests	$(2,939)	$16,435	$(752)	$(15,100)	$(2,356)

	Three Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$161,759	$41,396	$(4,126)	$199,029
Operating costs and expenses	2,758	133,459	41,081	(3,601)	173,697
Operating (loss) income	(2,758)	28,300	315	(525)	25,332
Interest (income) expense, net, including amortization of deferred financing costs	(867)	6,091	270	—	5,494
Equity in (earnings) losses of subsidiaries	(22,181)	379	—	21,802	—
Other (income) expense, net	—	(1,269)	544	(312)	(1,037)
Income (loss) before income taxes	20,290	23,099	(499)	(22,015)	20,875
Income tax expense	7,371	798	—	—	8,169
Net income (loss)	12,919	22,301	(499)	(22,015)	12,706
Net loss attributable to noncontrolling interests	—	—	—	(191)	(191)
Net income (loss) attributable to controlling interests and available to common stockholders	12,919	22,301	(499)	(21,824)	12,897
Other comprehensive income (loss) attributable to controlling interests	3,130	(7,918)	2,197	(104)	(2,695)
Comprehensive income attributable to controlling interests	$16,049	$14,383	$1,698	$(21,928)	$10,202

Condensed Consolidating Statements of Comprehensive Income (Loss) – Continued

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$493,574	$146,467	$(5,500)	$634,541
Operating costs and expenses	9,104	409,945	154,035	(5,528)	567,556
Operating (loss) income	(9,104)	83,629	(7,568)	28	66,985
Interest expense, net, including amortization of deferred financing costs	5,211	8,650	2,444	—	16,305
Equity in (earnings) losses of subsidiaries	(66,408)	4,688	—	61,720	—
Other expense (income), net	3,875	(5,014)	(1,891)	—	(3,030)
Income (loss) before income taxes	48,218	75,305	(8,121)	(61,692)	53,710
Income tax expense	33,315	3,689	1,775	—	38,779
Net income (loss)	14,903	71,616	(9,896)	(61,692)	14,931
Net loss attributable to noncontrolling interests	—	—	—	(1,418)	(1,418)
Net income (loss) attributable to controlling interests and available to common stockholders	14,903	71,616	(9,896)	(60,274)	16,349
Other comprehensive (loss) income attributable to controlling interests	(7,673)	31,018	1,427	(31)	24,741
Comprehensive income (loss) attributable to controlling interests	$7,230	$102,634	$(8,469)	$(60,305)	$41,090

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$478,401	$110,540	$(6,852)	$582,089
Operating costs and expenses	8,910	398,140	112,804	(6,324)	513,530
Operating (loss) income	(8,910)	80,261	(2,264)	(528)	68,559
Interest (income) expense, net, including amortization of deferred financing costs	(2,205)	18,053	787	—	16,635
Equity in (earnings) losses of subsidiaries	(57,939)	5,200	—	52,739	—
Other expense (income), net	8	(2,803)	2,019	(312)	(1,088)
Income (loss) before income taxes	51,226	59,811	(5,070)	(52,955)	53,012
Income tax expense	18,682	2,002	—	—	20,684
Net income (loss)	32,544	57,809	(5,070)	(52,955)	32,328
Net loss attributable to noncontrolling interests	—	—	—	(62)	(62)
Net income (loss) attributable to controlling interests and available to common stockholders	32,544	57,809	(5,070)	(52,893)	32,390
Other comprehensive income (loss) attributable to controlling interests	17,787	(46,127)	2,806	(126)	(25,660)
Comprehensive income (loss) attributable to controlling interests	$50,331	$11,682	$(2,264)	$(53,019)	$6,730

Condensed Consolidating Balance Sheets

	As of September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$18	$7,287	$11,251	$—	$18,556
Accounts and notes receivable, net	62,580	39,848	13,371	(65,828)	49,971
Current portion of deferred tax asset, net	13,081	1,196	5,377	—	19,654
Other current assets	542	20,464	34,011	(31)	54,986
Total current assets	76,221	68,795	64,010	(65,859)	143,167
Property and equipment, net	—	157,384	95,061	(446)	251,999
Intangible assets, net	4,732	79,207	91,888	—	175,827
Goodwill	—	279,375	110,921	—	390,296
Investments in and advances to subsidiaries	422,709	242,057	—	(664,766)	—
Intercompany receivable	176,257	41,541	—	(217,798)	—
Deferred tax asset, net	—	—	3,353	—	3,353
Prepaid expenses, deferred costs, and other assets	54	1,586	1,178	—	2,818
Total assets	$679,973	$869,945	$366,411	$(948,869)	$967,460
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,387	$—	$1,387
Current portion of other long-term liabilities	—	29,362	966	—	30,328
Accounts payable and accrued liabilities	7,138	139,448	70,982	(65,695)	151,873
Current portion of deferred tax liability, net	—	—	1,178	—	1,178
Total current liabilities	7,138	168,810	74,513	(65,695)	184,766
Long-term debt	456,066	7	310	—	456,383
Intercompany payable	—	167,222	103,448	(270,670)	—
Asset retirement obligations	—	22,706	36,796	—	59,502
Deferred tax liability, net	3,330	(470)	(29)	—	2,831
Other long-term liabilities	—	50,483	56	—	50,539
Total liabilities	466,534	408,758	215,094	(336,365)	754,021
Stockholders' equity	213,439	461,187	151,317	(612,504)	213,439
Total liabilities and stockholders' equity	$679,973	$869,945	$366,411	$(948,869)	$967,460

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$5	$10,674	$3,182	$—	$13,861
Accounts and notes receivable, net	56,722	39,384	9,934	(60,905)	45,135
Current portion of deferred tax asset, net	11,683	1,094	309	—	13,086
Other current assets	764	28,116	14,793	(6)	43,667
Total current assets	69,174	79,268	28,218	(60,911)	115,749
Property and equipment, net	—	154,737	82,001	(500)	236,238
Intangible assets, net	4,684	87,670	10,219	—	102,573
Goodwill	—	268,454	17,242	—	285,696
Investments in and advances to subsidiaries	209,668	100,048	—	(309,716)	—
Intercompany receivable	204,098	48,128	—	(252,226)	—
Deferred tax asset, net	23,162	2,195	1,111	—	26,468
Prepaid expenses, deferred costs, and other assets	—	1,999	169	—	2,168
Total assets	$510,786	$742,499	$138,960	$(623,353)	$768,892
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,467	$—	$1,467
Current portion of other long-term liabilities	—	23,386	1,000	—	24,386
Accounts payable and accrued liabilities	9,982	122,501	30,127	(60,905)	101,705
Current portion of deferred tax liability, net	—	—	1,179	—	1,179
Total current liabilities	9,982	145,887	33,773	(60,905)	128,737
Long-term debt	352,000	15	1,337	—	353,352
Intercompany payable	—	250,827	54,270	(305,097)	—
Asset retirement obligations	—	21,448	23,248	—	44,696
Deferred tax liability, net	—	—	182	—	182
Other long-term liabilities	—	92,966	155	—	93,121
Total liabilities	361,982	511,143	112,965	(366,002)	620,088
Stockholders' equity	148,804	231,356	25,995	(257,351)	148,804
Total liabilities and stockholders' equity	$510,786	$742,499	$138,960	$(623,353)	$768,892

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(20,539)	$136,589	$6,435	$(10)	$122,475
Additions to property and equipment	—	(31,213)	(10,495)	—	(41,708)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(1,502)	(2,392)	—	(3,894)
Intercompany fixed asset mark-up	—	—	(10)	10	—
Investment in subsidiary	(94,007)	(118,643)	—	212,650	—
Funding of intercompany notes payable	(242,215)	(3,100)	—	245,315	—
Payments received on intercompany notes payable	241,302	35,266	—	(276,568)	—
Acquisitions, net of cash acquired	—	(17,374)	(169,590)	—	(186,964)
Net cash used in investing activities	(94,920)	(136,566)	(182,487)	181,407	(232,566)
Proceeds from borrowings of long-term debt	275,977	—	—	—	275,977
Repayments of long-term debt and capital leases	(175,754)	(8)	(1,117)	—	(176,879)
Proceeds from intercompany notes payable	—	75,854	169,461	(245,315)	—
Repayments of intercompany notes payable	—	(159,459)	(117,109)	276,568	—
Debt issuance and modification costs	(761)	—	—	—	(761)
Payment of contingent consideration	—	(750)	—	—	(750)
Proceeds from exercises of stock options	2,060	—	—	—	2,060
Excess tax benefit from stock-based compensation expense	17,867	—	—	—	17,867
Repurchase of capital stock	(3,917)	—	—	—	(3,917)
Issuance of capital stock	—	80,953	131,697	(212,650)	—
Net cash provided by (used in) financing activities	115,472	(3,410)	182,932	(181,397)	113,597
Effect of exchange rate changes on cash	—	—	1,189	—	1,189
Net increase (decrease) in cash and cash equivalents	13	(3,387)	8,069	—	4,695
Cash and cash equivalents as of beginning of period	5	10,674	3,182	—	13,861
Cash and cash equivalents as of end of period	$18	$7,287	$11,251	$—	$18,556

Condensed Consolidating Statements of Cash Flows — continued

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(4,144)	$79,600	$19,101	$(232)	$94,325
Additions to property and equipment	—	(50,913)	(24,962)	—	(75,875)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(1,459)	(3,258)	—	(4,717)
Intercompany fixed asset mark-up	—	—	(232)	232	—
Funding of intercompany notes payable	(178,075)	(11,797)	—	189,872	—
Payments received on intercompany notes payable	170,145	—	—	(170,145)	—
Acquisitions, net of cash acquired	—	(17,663)	(222)	—	(17,885)
Net cash used in investing activities	(7,930)	(81,832)	(28,674)	19,959	(98,477)
Proceeds from borrowings of long-term debt	207,900	—	—	—	207,900
Repayments of long-term debt and capital leases	(196,400)	(9)	(1,987)	—	(198,396)
Proceeds from intercompany notes payable	—	174,374	15,498	(189,872)	—
Repayments of intercompany notes payable	—	(170,145)	—	170,145	—
Repayments of borrowings under bank overdraft facility, net	—	—	(162)	—	(162)
Proceeds from exercises of stock options	5,128	—	—	—	5,128
Repurchase of capital stock	(4,462)	—	—	—	(4,462)
Net cash provided by financing activities	12,166	4,220	13,349	(19,727)	10,008
Effect of exchange rate changes on cash	—	—	(335)	—	(335)
Net increase in cash and cash equivalents	92	1,988	3,441	—	5,521
Cash and cash equivalents as of beginning of period	1	4,721	854	—	5,576
Cash and cash equivalents as of end of period	$93	$6,709	$4,295	$—	$11,097

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations, beliefs, assumptions, or forecasts concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we currently anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

•	our ability to renew and strengthen our existing customer relationships and add new customers;
•	our ability to pursue and successfully integrate acquisitions, including the acquisition of Cardpoint Limited (“Cardpoint”) that was completed in August 2013;
•	our ability to provide new ATM solutions to retailers and financial institutions;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers and our ability to continue to secure vault cash rental agreements in the future;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to prevent thefts of cash and data security breaches;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	our ability to manage concentration risks with key customers, vendors, and service providers;
•	changes in interest rates and foreign currency rates;
•	our ability to successfully implement our corporate strategy;
•	our ability to compete successfully with new and existing competitors;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	the additional risks we are exposed to in our U.K. armored transport business; and
•	our ability to retain our key employees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of September 30, 2013, we were the world’s largest retail ATM owner, providing services to over 80,400 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Germany, Canada, and Mexico. Included within the number of devices in the U.S. are approximately 2,200 multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which represents deposits taken using electronic imaging at ATMs not physically located at a bank), and money transfers. Also included in the number of devices in our network as of September 30, 2013 were approximately 13,900 ATMs to which we provided various forms of managed services. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee or fee per service provided. We typically do not receive surcharge and interchange fees in these arrangements, but rather those fees are earned by our customers.

We often partner with large, nationally and regionally-known retail merchants under multi-year contracts to place our ATMs and kiosks within their store locations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn increases the likelihood that our devices will be utilized. We also partner with leading national and regional financial institutions to brand selected ATMs and financial services kiosks within our network. As of September 30, 2013,  approximately 18,400 of our domestic devices, approximately 2,000 of our ATMs in Mexico, and approximately 500 of our ATMs in Canada were under contract with financial institutions to place their logos on those machines and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs. In Mexico, we are also under contract with a couple of financial institutions to place their brands on our ATMs in exchange for certain services provided by them.

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

Since July 2011, we have acquired five domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S. by approximately 28,500 ATMs.  Additionally, we have acquired two Canadian ATM operators in October 2011 and December 2012 for a total of approximately 1,400 ATMs, which allowed us to enter into and expand our international presence in Canada. During August 2013, we acquired Cardpoint, an ATM service provider in the U.K. and Germany, which further expanded our U.K. ATM operations by approximately 7,100 ATMs, as well as allowed us to enter into the German market with approximately 800 ATMs.

In addition to ATM operators, we have also made strategic acquisitions including: (1) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek; (2) CTS in January 2012, an ATM installation company in the U.K.; and (3) i-design group plc (“i-design”) in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM owners.

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

•

Pursue Additional Managed Services Opportunities. Over the last several years, we significantly expanded the number of ATMs that are operated under our managed services arrangement type.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee per cardholder or a set fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees are generally earned by the retailer or the financial institution. As a result, in this arrangement type, our revenues are partly protected from fluctuations in transaction levels of these machines and changes in network interchange rates. Additionally, in the U.K. where we have our own engineering, cash-in-transit, and installation organizations, we believe that opportunities exist to offer some (or all) of these services on a managed services basis to both retailers and financial institutions. We plan to pursue additional managed services opportunities with leading merchants and financial institutions in the United States, as well as international opportunities as they arise, working with our customers to provide them with a customized solution that fits their needs.

•

Pursue International Growth Opportunities. We have invested significant amounts of capital in the infrastructure of our United Kingdom, Canada, and Mexico operations, and we plan to continue selectively increasing the number of our ATMs in these markets, as well as in the newly-entered German market, applying many of the aforementioned strategies. In 2011, we entered into the Canadian market with our acquisition of Mr. Cash, subsequently renamed Cardtronics Canada. In August 2013, we entered into the German market with our acquisition of Cardpoint, which combined with the U.K. is operated under the umbrella of Cardtronics Europe. We plan to expand our operations in both Canada and Europe, primarily by expanding our ATM footprint in those markets and establishing relationships with leading financial institutions. Additionally, we may expand our operations into selected other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market, and other risks associated with international expansion.

Longer term, we believe there are opportunities to not only expand our ATM and financial services kiosk network, but to also expand the types of services that we offer through that network. We believe that recent industry regulatory changes coupled with the proliferation of stored-value prepaid debit cards provide us with a unique opportunity to leverage our extensive retail ATM and financial services kiosk network to provide a broader array of automated financial services to financial institutions and card issuers. For example, with recently enacted regulatory changes with respect to credit cards, debit cards, and traditional demand deposit accounts, there remains some uncertainty surrounding many of the revenue streams traditionally earned by financial institutions. As a result, we believe that our network of ATMs located in prime retail locations represents an attractive and affordable option for financial institutions looking to continue to expand their ATM network in a cost-effective manner. Additionally, we believe that the deployment of devices that perform other financial services, including check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide the convenience of branch banking in an off-premise retail setting.

Recent Events and Trends

Withdrawal Transaction and Revenue Trends – United States. For the three and nine months ended September 30, 2013,  total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 1.7%  and 0.9%, respectively, over the comparable periods in the prior year. We define same-store ATMs as all ATMs that were continuously transacting for both the current period and the comparable period in the prior year to ensure the exclusion of any new growth or mid-month installations. We believe that the moderate third quarter increase in transactions was attributable to several factors, including: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings; and (2) the proliferation in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments.  These increases were partially offset in the nine months ended September 30, 2013 due to the negative effects in the first quarter of 2013 from the extra day in 2012 due to leap year, decreased consumer spending, surcharge rate increases, and unfavorable weather in the first quarter of 2013. We expect our domestic same-store transaction growth rate to remain relatively consistent with our third quarter rate during the fourth quarter of 2013.

Over the last several years, some of the large U.S. banks serving the market for consumer banking services have begun to aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. As a result, in certain situations, we have faced direct competition from large U.S. banks for large ATM placement opportunities. While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of our ATMs and participation in our surcharge-free network allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially lower cost than building their own ATM networks. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

Financial Regulatory Reform in the United States. The Dodd-Frank Act, which contains broad measures aimed at overhauling financial regulations within the U.S., was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) have resulted in the creation of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFT networks for electronic point-of-sale (“POS”) debit transactions. ATM debit transactions were determined not to be subject to regulation under the Dodd-Frank Act. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as POS debit interchange. As potentially an indirect consequence, certain networks over which our ATM transactions are routed have reduced the net interchange paid to us. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer considered as an attractive form of payment as they previously had been. Decreased profitability on POS debit transactions could cause banks to provide incentives to their customers to use other payment types, such as credit cards. We also believe that merchant retailers may continue to have a preference to receive cash as a form of payment. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing and future laws, and the resulting behavior by consumers and financial institutions, will ultimately have on our business.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.”  In the last year, MasterCard announced plans for a liability shift for fraudulent cross-border transactions from the issuers of these cards to the party that has not made the investment in EMV equipment (either cards or ATMs).  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, we do not expect this liability shift will have a significant impact on our business or results as International Maestro transactions currently comprise less than 0.5% of our U.S. transaction volume.  In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could require us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We are closely monitoring the migration toward the EMV standard, and all of our recent ATM deployments have been with ATMs that are EMV-ready. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations. However, we currently estimate that the total potential cost to make our entire current Company-owned U.S. ATM fleet fully compliant with the EMV standard is approximately $30 million to $35 million in addition to what we would typically spend on new customer installations and fleet upgrades. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. There is also a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. Additionally, we could experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of this standard.

Withdrawal Transaction and Revenue Trends – United Kingdom. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging pay-to-use ATMs in the U.K., and as a result of this mix shift, our overall withdrawal transactions in the U.K. (excluding the effect of Cardpoint acquisition) increased by 4% and 13% for the three and nine months ended September 30, 2013, respectively, over the same periods in the prior year. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues.

Financial Regulatory Reform in the United Kingdom. In March 2013, the U.K. Treasury department (the “Treasury”) issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. While the ultimate impact of the establishment of the PSR will not be known until it is officially formed and its powers defined, management believes that it could help stabilize LINK ATM interchange rates, which are a significant source of our revenues in that market.  We will continue to monitor the development of the PSR and take necessary actions, as needed, to be in compliance with the prescribed regulations.

United Kingdom Property Taxes. In the U.K., there is no requirement for property owners to declare ownership and valuation to taxing authorities for property tax purposes (referred to as “business rates” in the U.K.). Rather, the U.K. government sets the valuations on all the assessable properties that it is aware of and distributes the results to the various local government councils, who then may or may not send property tax bills to property owners at their discretion. Through mid-2013, we had only received tax bills for a portion of the ATMs in the U.K. and these amounts were not significant in the past. In May 2013, we received a notice from the U.K. governmental agency in charge of property taxes stating that it had obtained location and transaction count data for all ATMs in the U.K., and that it was in the process of creating or updating the valuations on many U.K. ATMs across the industry. In September

2013, we received a listing of those proposed valuations on our Bank Machine, Ltd. (“Bank Machine”) ATMs (i.e., exclusive of our recently acquired Cardpoint ATMs), which indicated an annual incremental assessment of approximately £1.8 million ($2.9 million), net of amounts that may be contractually recovered from merchants and potential reductions resulting from successfully challenging the assessments with the U.K. government and local authorities. Furthermore, under U.K. law, these taxes may be payable retroactive to April 2010 or to the date of first occupancy, whichever is later. As a result, we believe that it is probable that we will be assessed on significantly more ATMs than in the past, and that our net liability for previously-unassessed ATMs could total approximately £5.7 million ($9.2 million) as of September 30, 2013. Therefore, in the three months ended September 30, 2013, we recorded an additional charge for £5.7 million ($9.2 million) reflecting our best estimate of this liability.  This amount was expensed through the Cost of ATM operating revenues line item on our Consolidated Statement of Operations. We believe there are several strategies to mitigate these property tax assessments and we plan to aggressively pursue these strategies, to not only reduce the retroactive portion of such assessments, but to also minimize the potential ongoing impact of this change in approach by the U.K. taxing authorities. However, if we are unsuccessful in these efforts, we believe that the annual incremental impact could be as high as £2.3 million ($3.7 million) for our entire U.K. fleet of ATMs (inclusive of ATMs acquired from Cardpoint).

Expansion in Canada.  We entered the Canadian market in October 2011 through our acquisition of Mr. Cash. Part of our initial strategy to grow in that market was to leverage existing relationships with merchant retailers with whom we have significant existing relationships in the U.S. During 2012, we executed a multi-year agreement with 7-Eleven, our largest merchant retail partner in the U.S., to be the exclusive ATM service provider for all of their stores in Canada. We also executed a contract with The Bank of Nova Scotia (“Scotiabank”) to place its bank brand on all of the 7-Eleven ATMs in Canada and included all of the 7-Eleven ATMs in Canada in our Allpoint network. Finally, in December 2012, we further expanded in Canada through our acquisition of Can-Do-Cash. We are actively seeking other similar expansion opportunities with existing and new merchant partners in this market.

Withdrawal Transaction and Revenue Trends – Mexico. In September 2012, we completed a required migration of our U.S. dollar-dispensing ATMs (“USD ATMs”) in Mexico so that we could continue to settle our U.S. dollar-denominated transactions through Promoción y Operación S.A. de C.V. (“PROSA-RED”).  This process change, combined with the overall recent downward trend in surcharge transactions in Mexico stemming from regulatory changes in 2010, has resulted in a reduction of the revenues and profits we earn from our ATMs in Mexico.  As a result, we have reduced our ATM deployments in Mexico in recent years and we continue to evaluate each ATM’s revenue and profit contributions to our Mexico operations.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
ATM operating revenues	97.3%	96.2%	97.7%	94.6%
ATM product sales and other revenues	2.7	3.8	2.3	5.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below) (1)	67.4	65.3	65.8	64.3
Cost of ATM product sales and other revenues	2.6	3.3	2.3	4.8
Total cost of revenues	70.0	68.7	68.0	69.1
Gross profit	30.0	31.3	32.0	30.9
Operating expenses:
Selling, general, and administrative expenses	9.2	7.7	9.3	8.2
Acquisition-related expenses	1.5	0.2	1.2	0.3
Depreciation and accretion expense	7.4	7.9	7.7	7.6
Amortization expense	3.5	2.8	3.1	2.8
Loss on disposal of assets	—	—	0.1	0.1
Total operating expenses	21.7	18.6	21.4	19.1
Income from operations	8.3	12.7	10.6	11.8
Other expense (income):
Interest expense, net	2.4	2.6	2.5	2.7
Amortization of deferred financing costs	0.1	0.1	0.1	0.1
Other income	(0.2)	(0.5)	(0.5)	(0.2)
Total other expense	2.3	2.2	2.1	2.7
Income before income taxes	6.0	10.5	8.5	9.1
Income tax expense	9.9	4.1	6.1	3.6
Net (loss) income	(3.9)	6.4	2.4	5.6
Net loss attributable to noncontrolling interests	(0.3)	(0.1)	(0.2)	—
Net (loss) income attributable to controlling interests and available to common stockholders	(3.7)%	6.5%	2.6%	5.6%

_______________

(1)Excludes effects of depreciation, accretion, and amortization expense of $22.8 million and $19.5 million for the three months ended September 30, 2013 and 2012, respectively, and $62.8 million and $56.0 million for the nine months ended September 30, 2013 and 2012, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.0% and 9.8% for the three months ended September 30, 2013 and 2012, respectively, and by 9.9% and 9.6% for the nine months ended September 30, 2013 and 2012, respectively.

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

EXCLUDING ACQUISITIONS:	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average number of transacting ATMs:
United States: Company-owned	28,072	26,436	27,782	25,658
United Kingdom	4,328	4,175	4,320	3,906
Mexico	2,620	2,768	2,673	2,814
Canada	1,151	1,003	1,092	720
Subtotal	36,171	34,382	35,867	33,098
United States: Merchant-owned	16,381	19,006	14,869	16,977
Average number of transacting ATMs – ATM operations	52,552	53,388	50,736	50,075

United States: Managed services - Turnkey	2,164	2,150	2,198	2,060
United States: Managed services - Processing Plus	5,728	3,817	4,770	3,839
United Kingdom: Managed services	21	21	21	21
Average number of transacting ATMs – Managed services	7,913	5,988	6,989	5,920

Total average number of transacting ATMs	60,465	59,376	57,725	55,995

Total transactions (in thousands):
ATM operations	199,781	184,393	582,051	513,984
Managed services	13,751	10,051	35,637	29,620
Total transactions	213,532	194,444	617,688	543,604

Total cash withdrawal transactions (in thousands):
ATM operations	122,267	117,070	356,865	326,343
Managed services	8,611	6,446	22,300	18,791
Total cash withdrawal transactions	130,878	123,516	379,165	345,134

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	776	731	782	724

ATM operating revenues	$1,226	$1,170	$1,256	$1,196
Cost of ATM operating revenues (1)	810	791	833	809
ATM operating gross profit (1)(2)	$416	$379	$423	$387

ATM operating gross profit margin (1)(2)	33.9%	32.4%	33.7%	32.4%

____________

(1) Amounts presented exclude the effect of depreciation, accretion, and amortization expense, which is presented separately in our consolidated statements of operations. Additionally, excludes the effect of $8.4 million of nonrecurring expense related to U.K. property taxes for prior periods in the three and nine months ended September 30, 2013.

(2)ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions in the periods presented:

INCLUDING ACQUISITIONS:	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average number of transacting ATMs:
United States: Company-owned	28,507	26,436	28,052	25,658
United Kingdom	9,100	4,175	6,229	3,906
Mexico	2,620	2,768	2,673	2,814
Canada	1,638	1,003	1,588	720
Germany	550	—	220	—
Subtotal	42,415	34,382	38,762	33,098
United States: Merchant-owned	21,449	19,006	20,843	16,977
Average number of transacting ATMs – ATM operations	63,864	53,388	59,605	50,075

United States: Managed services - Turnkey	2,164	2,150	2,198	2,060
United States: Managed services - Processing Plus	11,309	3,817	7,319	3,839
United Kingdom: Managed services	21	21	21	21
Canada: Managed services	329	—	317	—
Average number of transacting ATMs – Managed services	13,823	5,988	9,855	5,920

Total average number of transacting ATMs	77,687	59,376	69,460	55,995

Total transactions (in thousands):
ATM operations	225,362	184,393	616,698	513,984
Managed services	18,410	10,051	42,472	29,620
Total transactions	243,772	194,444	659,170	543,604

Total cash withdrawal transactions (in thousands):
ATM operations	137,568	117,070	379,281	326,343
Managed services	12,286	6,446	27,775	18,791
Total cash withdrawal transactions	149,854	123,516	407,056	345,134

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	718	731	707	724

ATM operating revenues	$1,128	$1,170	$1,123	$1,196
Cost of ATM operating revenues (1)	736	791	737	809
ATM operating gross profit (1)(2)	$392	$379	$386	$387

ATM operating gross profit margin (1)(2)	34.8%	32.4%	34.4%	32.4%

____________

(1) Amounts presented exclude the effect of depreciation, accretion, and amortization expense, which is presented separately in our consolidated statements of operations. Additionally, excludes the effect of $8.4 million of nonrecurring expense related to U.K. property taxes for prior periods in the three and nine months ended September 30, 2013.

(2)ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$222,678	$191,469	16.3%	$619,637	$550,849	12.5%
ATM product sales and other revenues	6,141	7,560	(18.8)%	14,904	31,240	(52.3)%
Total revenues	$228,819	$199,029	15.0%	$634,541	$582,089	9.0%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

ATM operating revenues. ATM operating revenues generated during the three months ended September 30, 2013 increased $31.2 million from the three months ended September 30, 2012. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended September 30, 2012 to
	Three Months Ended September 30, 2013
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$1,871	$11,860	$(831)	$—	$12,900
Interchange revenue	1,929	7,556	316	—	9,801
Bank branding and surcharge-free network revenues	5,138	—	625	(14)	5,749
Managed services revenues	1,258	—	—	—	1,258
Other revenues	2,058	1,242	(42)	(1,757)	1,501
Total increase in ATM operating revenues	$12,254	$20,658	$68	$(1,771)	$31,209

United States. During the three months ended September 30, 2013, our U.S. operations experienced a $12.3 million increase in ATM operating revenues when compared to the same period in 2012.  Acquisitions completed since the beginning of last year’s third quarter accounted for  $3.5 million of this increase. The results of these acquired businesses (or a portion thereof) were included in the consolidated financial results for the three months ended September 30, 2013 but not in the comparable period in 2012.  The remaining $8.8 million increase was due to growth achieved from a  combination of revenue sources, including: (1) increased surcharge and interchange revenues primarily as a result of a higher machine count and total transaction count; (2) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and finally,  (3) an increase in managed services revenue as a result of the expansion of these services in the past year. The increase in other revenues in the U.S. is primarily from intercompany transaction processing, which is eliminated in consolidation.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United States above.

Europe. Our Europe operations, which now includes both the U.K. and Germany as a result of the Cardpoint acquisition, experienced a $20.7 million, or 68%, increase in ATM operating revenues during the three months ended September 30, 2013 when compared to the same period in 2012.  Of this increase, $18.6 million was attributable to the contribution of the i-design and Cardpoint acquisitions completed in 2013. The remaining $2.1 million increase was primarily driven by higher interchange revenues as a result of  a 14%  increase in the number of total transactions conducted on our ATMs in that market, partially offset by slightly lower interchange rates.  Excluding the effect of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $21.7 million, or 71%, when compared to the same period in 2012.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Other International. ATM operating revenues in this segment, which include the results of our Mexico operation and our Canadian subsidiary, remained fairly consistent between the quarters ended September 30, 2013 and the same period in 2012. We believe the year-over-year consistency was primarily the result of an increase in ATM operating revenues in our Canadian operations from the addition of a significant new merchant contract in 2012 and the acquisition of Can-Do-Cash in December 2012, which was partially offset by lower ATM operating revenues from our Mexico operations.  Foreign currency exchange rate movements did not have a material effect on the reported ATM operating revenues in this segment.

ATM product sales and other revenues. ATM product sales and other revenues for the three months ended September 30, 2013 totaled $6.1 million, or a decrease of $1.4 million from the same period in 2012.  During the third quarter of 2012, we experienced increased ATM product sales due to the continued replacement of certain ATMs that were not compliant with the new regulations under the Americans with Disabilities Act (“ADA”) that became effective in early 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

ATM operating revenues. ATM operating revenues generated during the nine months ended September 30, 2013 increased $68.8 million from the nine months ended September 30, 2012. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2012 to
	Nine Months Ended September 30, 2013
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$9,772	$11,682	$1,488	$—	$22,942
Interchange revenue	3,220	15,097	2,825	—	21,142
Bank branding and surcharge-free network revenues	16,355	—	2,398	(46)	18,707
Managed services revenues	2,745	(3)	—	—	2,742
Other revenues	5,756	2,686	(101)	(5,086)	3,255
Total increase in ATM operating revenues	$37,848	$29,462	$6,610	$(5,132)	$68,788

United States. During the nine months ended September 30, 2013, our U. S. operations experienced a $37.8 million, or 9%, increase in ATM operating revenues compared to the same period in 2012. The acquisitions made in the last year contributed $8.4 million to this increase. The remaining $29.4 million increase was primarily due to the same reasons mentioned above in the quarterly results analysis, including: (1) increased surcharge revenues primarily as a result of a higher machine count; (2) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and (3) an increase in managed services revenue as a result of an increase in new contracts entered into under this arrangement type.  The increase in other revenues in the U.S. is primarily from intercompany transaction processing, which is eliminated in consolidation.

Europe. Our Europe operations also contributed $29.5 million, or  a 35% increase, in ATM operating revenues for the nine months ended September 30, 2013 from the first nine months of 2012.  The i-design and Cardpoint acquisitions completed in 2013 contributed  $19.8 million to the total increase.  As was the case with the three month period, the remaining $9.7 million increase was primarily driven by higher interchange revenues as a result of a  23% increase in the number of total transactions in the U.K. (excluding acquisitions), which was partially offset by slightly lower interchange rates. Excluding the unfavorable impact of foreign currency exchange rate movements between the two periods, the total increase in ATM operating revenues for the period would have been $32.0 million, or 38%, when compared to the same period in 2012.

Other International. Our Other International operations experienced a $6.6 million, or 25%, increase in revenues during the nine months ended September 30, 2013 over the same period in 2012.  As was the case with the three month period, Canadian operations contributed to this increase due to the addition of a significant new merchant contract in 2012 and the acquisition of Can-Do-Cash in December 2012. Lower ATM operating revenues from our Mexico operations partially offset this increase.  Foreign currency exchange rate movements did not have a material effect on the reported ATM operating revenues in this segment.

ATM product sales and other revenues. ATM product sales and other revenues for the nine months ended September 30, 2013 decreased $16.3 million compared to those generated during the same period in 2012. The decrease was primarily due to the same reasons mentioned above in the quarterly results, including decreased equipment and value-added reseller (“VAR”) program sales during the period.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$154,319	$130,064	18.6%	$417,361	$374,312	11.5%
Cost of ATM product sales and other revenues	5,950	6,665	(10.7)%	14,307	27,925	(48.8)%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$160,269	$136,729	17.2%	$431,668	$402,237	7.3%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three months ended September 30, 2013 increased $24.3 million when compared to the same period in 2012.  The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Three Months Ended September 30, 2012 to
	Three Months Ended September 30, 2013
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$1,174	$5,047	$66	$—	$6,287
Vault cash rental expense	(101)	226	13	—	138
Other costs of cash	1,385	1,136	150	—	2,671
Repairs and maintenance	739	320	119	—	1,178
Communications	(594)	809	33	(57)	191
Transaction processing	1,702	1,082	147	(1,663)	1,268
Stock-based compensation	8	—	—	—	8
Other expenses	1,046	11,398	119	(49)	12,514
Total increase in cost of ATM operating revenues	$5,359	$20,018	$647	$(1,769)	$24,255

United States. During the three months ended September 30, 2013, our U.S. operations experienced a $5.4 million increase in cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) when compared to the same period in 2012.  The acquisitions completed since the beginning of last year’s third quarter contributed $1.6 million to the increase, and the remaining increase primarily resulted from higher transaction volumes and ATM unit growth driven by organic revenue growth,  and other expenses from higher employee costs. Vault cash rental expense decreased during the three months ended September 30, 2013 compared to the same period in 2012 due to more efficient vault cash forecasting, which translated to generally lower daily vault cash balances outstanding. Communications expense decreased as a result of more favorable pricing compared to the prior year.

Europe. In the quarter ended September 30, 2013, our Europe operations experienced a $20.0 million, or 84%,  increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) when compared to the same period in 2012.  This increase was a result of the acquisitions completed in 2013, which resulted in a $12.5 million increase in cost of ATM operating revenues.  The other expenses category shown above was higher primarily due to $9.0 million in charges associated with property taxes assessed on certain ATMs in the U.K. For further details on this matter, see Recent Events and Trends – United Kingdom Property Taxes. Excluding the effect of the acquisitions and the property tax charge described above, cost of ATM operating revenues in the U.K. would have decreased by $1.2 million as a result of realizing operating cost efficiencies. Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in the cost of ATM operating revenues for the period would have been $21.7 million, or 86%, when compared to the same period in 2012.

Other International. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) from our Other International operations increased by $0.6 million during the nine months ended September 30, 2013 when compared to the same period in 2012. This increase was primarily due to the growth of our Canadian operations, as described above.

Cost of ATM product sales and other revenues. The cost of ATM product sales and other revenues decreased by $0.7 million during the three months ended September 30, 2013 when compared to the same period in 2012. This decrease is consistent with the decrease in related revenues, as discussed above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the nine months ended September 30, 2013 increased $43.0 million when compared to the same period in 2012.  The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Nine Months Ended September 30, 2012 to
	Nine Months Ended September 30, 2013
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$6,585	$6,882	$3,142	$—	$16,609
Vault cash rental expense	(875)	(394)	603	—	(666)
Other costs of cash	4,268	1,888	1,296	—	7,452
Repairs and maintenance	(951)	426	609	—	84
Communications	(948)	1,301	379	(185)	547
Transaction processing	3,905	2,360	430	(4,863)	1,832
Stock-based compensation	(103)	—	—	—	(103)
Other expenses	3,518	13,027	830	(81)	17,294
Total increase in cost of ATM operating revenues	$15,399	$25,490	$7,289	$(5,129)	$43,049

United States. During the nine months ended September 30, 2013, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) incurred by our U.S. operations increased $15.4 million, or 5%, when compared to the cost incurred during the same period in 2012. The acquisitions completed in the last year contributed $2.8 million to this increase with the remaining $12.6 million increase resulting from higher transaction volumes and ATM unit growth driven by organic revenue growth. Partially offsetting these increases were decreases in: (1) vault cash rental expense, which was due to lower daily vault cash balances outstanding, as explained above in the quarterly analysis; (2) repairs and maintenance, as the expenses during the nine months ended September 30, 2012 were higher as a result of certain compliance activities; and (3) communications, as a result of lower negotiated contract rates implemented in 2013.

Europe. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) of our Europe operations increased during the nine months ended September 30, 2013 by $25.5 million, or 39%, when compared to the same period in 2012.  The acquisitions completed in 2013 contributed $13.3 million of this increase.  The remaining $12.2 increase was primarily due to the property taxes expense increase explained above in the quarterly analysis and organic unit and transaction growth in the U.K. Excluding the impact of foreign currency exchange rate movements between the two periods, the total increase in the cost of ATM operating revenues for the period would have been $27.3 million, or 41%, when compared to the same period in 2012.

Other International. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) from our Other International operations increased by $7.3 million during the nine months ended September 30, 2013 when compared to the same period in 2012. This increase was primarily due to the growth of our Canadian operations, as described above.

Cost of ATM product sales and other revenues. The $13.6 million decrease in cost of ATM product sales and other revenues during the nine months ended September 30, 2013 is consistent with the decrease in related revenues, as discussed above.

Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	30.7%	32.1%	32.6%	32.0%
Inclusive of depreciation, accretion, and amortization	20.4%	21.9%	22.5%	21.9%
ATM product sales and other revenues gross profit margin	3.1%	11.8%	4.0%	10.6%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	30.0%	31.3%	32.0%	30.9%
Inclusive of depreciation, accretion, and amortization	20.0%	21.5%	22.1%	21.3%

ATM operating gross profit margin. For the three months ended September 30, 2013, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization decreased by 1.4 percentage points, when compared to the same period in 2012. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization decreased by 1.5 percentage points during the three months ended September 30, 2013 when compared to the same period in 2012. These decreases are attributable to the $8.4 million expense recorded during the three months ended September 30, 2013 associated with a nonrecurring charge associated with business rates (property taxes) in our U.K. operations for prior periods. For further information regarding this matter, see Recent Events and Trends – United Kingdom Property Taxes.  Excluding this charge, our ATM operating gross profit margin, exclusive of depreciation, accretion and amortization for the three months ended September 30, 2013 would have increased by 240 basis points over the same period in 2012.  This increase was a result of our revenue growth, a reduction in our operating costs on a per transaction basis, and improved margins on the businesses acquired during the past two years. Our gross margins for the nine months ended September 30, 2013 were also impacted by the same factors impacting the three months ended September 30, 2013. Excluding the impact of the $8.4 million property tax charge from our U.K. operation, our reported ATM operating gross profit margin, exclusive of depreciation, accretion and amortization for the nine months ended September 30, 2013 would have increased by 200 basis points over the same period in 2012.

We expect that our gross profit margin for the full year 2013 to be slightly higher than that for the nine months ended September 30, 2013, which was negatively impacted by the $8.4 million U.K. property tax charge discussed above.

ATM product sales and other revenues gross profit margin. For the three and nine months ended September 30, 2013, our gross profit margin on ATM product sales and other revenues declined by 8.7 and 6.6 percentage points, respectively, primarily as a result of a decline in VAR equipment sales compared to the comparable periods in 2012, which are higher margin than our other ATM product sales.

Selling, General, and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$18,141	$12,840	41.3%	$50,730	$40,019	26.8%
Stock-based compensation	2,932	2,452	19.6%	8,264	7,937	4.1%
Acquisition-related expenses	3,536	381	828.1%	7,542	1,858	305.9%
Total selling, general, and administrative expenses	$24,609	$15,673	57.0%	$66,536	$49,814	33.6%

Percentage of total revenues:
Selling, general, and administrative expenses	7.9%	6.5%		8.0%	6.9%
Stock-based compensation	1.3%	1.2%		1.3%	1.4%
Acquisition-related expenses	1.5%	0.2%		1.2%	0.3%
Total selling, general, and administrative expenses	10.8%	7.9%		10.5%	8.6%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $5.3 million and $10.7 million for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.  These increases  were due to: (1) higher payroll-related costs compared to the same period in 2012 due to increased headcount, including employees added from the acquisitions completed between the periods; (2) increased incentive-based compensation; (3) severance costs associated with our U.K. operations; and (4) higher marketing and professional expenses.

Stock-based compensation. The $0.5 million and $0.3 million increase in stock-based compensation during the three and nine months ended September 30, 2013, respectively, was due to grants to new employees and additional expense recognition associated with grants of certain awards to employees who have met the qualified retirement provisions as defined in our Long Term Incentive Plan (“LTIP”) at some point prior to the awards’ final vesting dates. This qualified retirement feature in our LTIP resulted in the acceleration of expense recognition for certain awards.  For additional details on equity awards, see Item 1. Financial Information, Note 3, Stock-Based Compensation.

Acquisition-related expenses. The increase in acquisition-related expenses for the three and nine months ended September 30, 2013 related to the following: (1) legal and professional costs incurred to complete the Company’s 2013 acquisitions; (2) certain nonrecurring integration and transition-related costs; (3) contract termination costs for certain acquired businesses; and 4) other costs.

Depreciation and Accretion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Depreciation expense	$16,188	$15,106	7.2%	$47,084	$42,341	11.2%
Accretion expense	702	652	7.7%	1,972	1,902	3.7%
Depreciation and accretion expense	$16,890	$15,758	7.2%	$49,056	$44,243	10.9%

Percentage of total revenues:
Depreciation expense	7.1%	7.6%		7.4%	7.3%
Accretion expense	0.3%	0.3%		0.3%	0.3%
Depreciation and accretion expense	7.4%	7.9%		7.7%	7.6%

For the three and nine months ended September 30, 2013, depreciation expense increased when compared to the same periods in 2012 primarily as a result of the deployment of additional Company-owned ATMs over the past year as a result of our organic ATM unit growth, new ATMs purchased to replace older non-ADA-compliant ATMs, and the ATMs acquired through various acquisitions.  For the three and nine months ended September 30, 2013, accretion expense increased slightly as additional asset retirement obligations were established in connection with newly deployed ATMs and acquired ATMs,  which was offset partially by the impact of the reduced asset retirement obligations in the U.K.  When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, the ATMs at certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Amortization expense	$7,998	$5,565	43.7%	$19,827	$16,452	20.5%

Percentage of total revenues	3.5%	2.8%		3.1%	2.8%

Amortization expense is primarily comprised of the amortization of intangible assets related to merchant contracts and relationships recorded in connection with purchase accounting valuations for completed acquisitions. The increase in amortization expense during the three and nine months ended September 30, 2013 when compared to the same periods in 2012 was primarily due to the addition of intangible assets from the acquisitions completed during the last twelve months.

Loss (Gain) on Disposal of Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Loss (gain) on disposal of assets	$109	$(28)	(489.3)%	$469	$784	(40.2)%

Percentage of total revenues	—%	—%		0.1%	0.1%

We recognized lower losses on disposal of assets during the nine months ended September 30, 2013 compared to the same period in 2012,  primarily as a result of a decrease in the number of assets that we removed during the first half of 2013  when compared to the same period in 2012 when there were a  higher number of assets that were removed due to obsolescence, including replacing certain non-ADA-compliant ATMs in the U.S.

Interest Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Interest expense, net	$5,445	$5,269	3.3%	$15,570	$15,966	(2.5)%
Amortization of deferred financing costs	275	225	22.2%	735	669	9.9%
Total interest expense, net	$5,720	$5,494	4.1%	$16,305	$16,635	(2.0)%

Percentage of total revenues	2.5%	2.8%		2.6%	2.9%

Interest expense, net. Interest expense, net increased slightly during the three months ended September 30, 2013 when compared to the same period in 2012 as a result of higher debt outstanding due to the recently completed Cardpoint acquisition. Interest expense, net for the nine months ended September 30, 2013 decreased slightly when compared to the same period in 2012 as a result of lower net debt outstanding during the period. For additional details, see Item 1. Financial Information, Note 9, Long-Term Debt.

Amortization of deferred financing costs. Amortization of deferred financing costs during the three and nine months ended September 30, 2013 was comparable to the same periods in 2012,  as the financing costs associated with the recent amendment of the revolving credit facility had an insignificant impact during the these periods. There were no other significant financing costs incurred over the past year.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Income tax expense	$22,765	$8,169	178.7%	$38,779	$20,684	87.5%

Effective tax rate	165.2%	39.1%		72.2%	39.0%

    Our income tax expense during the three and nine months ended September 30, 2013 increased over the same periods in 2012,  primarily due to an increase in consolidated income before income taxes. The significant expense and effective tax rate increase from the three and nine months ended September 30, 2013 when compared to the same periods in 2012 was primarily due to: (1) restructuring of our U.K. operations during the three month period ended September 30, 2013, which resulted in the recognition of a $13.6 million income tax charge associated with our U.K. restructuring in the third quarter, which primarily relates to deferred tax assets that are no longer realizable as a result of the restructuring;  (2) operating losses in certain of our foreign operations for which we do not record a tax benefit, as a result of carrying a valuation allowance on those deferred tax assets;  (3) certain current year losses on our U.S. tax return that cannot be recognized as a result of the U.K. restructuring; and (4) certain non-deductible acquisition costs. We continue to maintain valuation allowances for our local net deferred tax asset positions for certain of our entities in the U.K. and Mexico, as we currently believe that it is more likely than not that these tax assets will not be realized.

On August 7, 2013, we, through our wholly owned subsidiaries, acquired all of the outstanding shares issued by Cardpoint, with operations in the U.K. and Germany. At the time of the acquisition, ten legal entities were active under Cardpoint (collectively, the “Cardpoint group”).  Various entities in the Cardpoint group have accumulated net operating loss (“NOL”) carryforwards and allowable capital allowances that we expect to utilize in the future to offset expected future profits in the group.  As of the acquisition date, the Cardpoint group had net operating losses in the amount of approximately $64.6 million and allowable capital allowances of approximately $74.0 million. We determined that it is more likely than not that the Cardpoint group will be able to realize the benefits of its tax assets.

Following the Cardpoint acquisition, we restructured a portion of our other existing U.K. operations (Bank Machine entities). Through a series of restructurings, as of September 30, 2013, the existing Bank Machine group is now owned by Cardpoint. Concurrent with the restructuring, we implemented a financing structure to fund future growth in its European operations.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. We believe that the presentation of these measures and the identification of unusual or certain non-recurring adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Gross Profit Margin, and Free Cash Flow are non-GAAP financial measures provided as a complement to results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies.

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes acquisition-related expenses, certain other non-operating and nonrecurring costs, loss on disposal of assets, our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures, and an adjustment for noncontrolling interest. Adjusted Net Income represents net income computed in accordance with GAAP, before amortization expense, loss on disposal of assets, stock-based compensation expense, certain other expense (income) amounts, nonrecurring expenses, and acquisition-related expenses, and using an assumed tax rate of 35% through June 30, 2013 and 33.5% thereafter, with certain adjustments for noncontrolling interests. Adjusted Gross Profit Margin is calculated excluding certain nonrecurring costs from the cost of ATM operating revenues. Adjusted EBITDA %, Adjusted Pre-tax %, and Adjusted Net Income % are calculated by taking the respective non-GAAP financial measures over GAAP total revenues. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by average weighted diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions.  The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt.

The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP.

A reconciliation of EBITDA, Adjusted EBITDA, Adjusted Gross Profit Margin, and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share amounts)
Net (loss) income attributable to controlling interests	$(8,408)	$12,897	$16,349	$32,390
Adjustments:
Interest expense, net	5,445	5,269	15,570	15,966
Amortization of deferred financing costs	275	225	735	669
Income tax expense	22,765	8,169	38,779	20,684
Depreciation and accretion expense	16,890	15,758	49,056	44,243
Amortization expense	7,998	5,565	19,827	16,452
EBITDA	$44,965	$47,883	$140,316	$130,404

Add back:
Loss (gain) on disposal of assets	109	(28)	469	784
Other income (1)	(559)	(1,040)	(3,030)	(1,098)
Noncontrolling interests (2)	(474)	(355)	(1,429)	(1,217)
Stock-based compensation expense (3)	3,163	2,675	8,888	8,664
Acquisition-related expenses (4)	3,536	381	7,542	1,858
Other adjustments to cost of ATM operating revenues (5)	8,359	—	8,359	—
Other adjustments to selling, general, and administrative expenses (6)	—	—	446	—
Adjusted EBITDA	$59,099	$49,516	$161,561	$139,395
Less:
Interest expense, net (3)	5,421	5,231	15,490	15,829
Depreciation and accretion expense (3)	16,478	15,372	47,806	43,126
Adjusted pre-tax income	37,200	28,913	98,265	80,440
Income tax expense (7)	12,462	10,120	33,835	28,154
Adjusted Net Income	$24,738	$18,793	$64,430	$52,286

Adjusted Net Income per share	$0.56	$0.43	$1.45	$1.21
Adjusted Net Income per diluted share	$0.55	$0.43	$1.44	$1.19

Weighted average shares outstanding - basic	44,477,023	43,669,756	44,373,627	43,333,407
Weighted average shares outstanding - diluted	44,679,235	44,045,021	44,593,624	43,783,534

(1) Other income during the three and nine months ended September 30, 2012 exclude unrealized and realized (gains) losses related to derivatives not designated as hedging instruments.

(2) Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s 51% ownership interest in the Adjusted EBITDA of its Mexico subsidiary.

(3) Amounts exclude 49% of the expenses incurred by the Company’s Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.

(4) Acquisition-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, related to acquisitions.

(5) Adjustment to cost of ATM operating revenues for the three and nine months ended September 30, 2013 is related to the nonrecurring charge related to retroactive property taxes on certain ATM locations in the U.K.

(6) Adjustment to selling, general, and administrative expense represents nonrecurring severance related costs associated with management of the Company’s U.K. operation.

(7) Calculated using the Company’s estimated long-term, cross-jurisdictional effective cash tax rate of 35% through June 30, 2013 and 33.5% thereafter.

Reconciliation of Adjusted Gross Profit Margin

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
	(In thousands)

Total revenues	$228,819	$—	$228,819	$199,029	$—	$199,029
Total cost of revenues (1)	160,269	(8,359)	151,910	136,729	—	136,729
Gross profit	$68,550	$8,359	$76,909	$62,300	$—	$62,300
Gross profit margin	30.0%		33.6%	31.3%		31.3%

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
	(In thousands)

Total revenues	$634,541	$—	$634,541	$582,089	$—	$582,089
Total cost of revenues (1)	431,668	(8,359)	423,309	402,237	—	402,237
Gross profit	$202,873	$8,359	$211,232	$179,852	$—	$179,852
Gross profit margin	32.0%		33.3%	30.9%		30.9%

_______________

(1) Adjustment to cost of ATM operating revenues for the three and nine months ended September 30, 2013 is related to the nonrecurring charge related to retroactive property taxes on certain ATM locations in the U.K.

Calculation of Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Cash provided by operating activities	$42,121	$38,404	$122,475	$94,325
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(15,747)	(25,376)	(45,602)	(80,592)
Free cash flow	$26,374	$13,028	$76,873	$13,733

Liquidity and Capital Resources

Overview

As of September 30, 2013, we had $18.6 million in cash and cash equivalents on hand and $457.8 million in outstanding long-term debt.

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

Operating Activities

Net cash provided by operating activities totaled $122.5 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $94.3 million during the same period in 2012. The year-over-year increase was primarily attributable to the generation of higher operating profits and smaller net increases in certain working capital balances relative to the prior year period. Additionally, in January 2013, we collected $13.4 million from an outstanding insurance receivable.

Investing Activities

Net cash used in investing activities totaled $232.6 million for the nine  months ended September 30, 2013, compared to $98.5 million during the same period in 2012. The year-over-year increase was primarily the result of the cash paid, net of cash acquired, for the acquisitions completed during the nine months, partially offset by lower capital expenditures.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for the remainder of 2013 will total approximately $30 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts and to enhance our existing devices with additional functionalities. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility or other financing sources that may be available to us.

Financing Activities

Net cash provided by financing activities totaled $113.6 million and $10.0 million for the nine months ended September 30, 2013 2012, respectively.  During the nine months ended September 30, 2013, we borrowed additional funds under our credit facility to partially fund our 2013 acquisitions.

Financing Facilities

As of September 30, 2013, we had approximately $457.8 million in outstanding long-term debt, which was primarily comprised of: (1) $200.0 million of 2018 Notes, (2) $256.1 million in borrowings under our revolving credit facility, and (3) $1.7 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. As of September 30, 2013,  we had a  $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has an expiration date of July 2016.

Borrowings under our revolving credit facility bear interest at a variable rate based upon our total leverage ratio and the London Interbank Offered Rate (“LIBOR”) or Alternative Base Rate (as defined in the agreement) at our option. Additionally, we are required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of all of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (1) limitations on the amount of senior debt and total debt that we can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis, adjusted for the pro forma effect of acquisitions. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the facility. These limitations are generally governed by a senior leverage ratio test and a fixed charge ratio covenant.

As of September 30, 2013, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.1%. Additionally, as of September 30, 2013, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of September 30, 2013, we had $116.8 million in available borrowing capacity under the $375.0 million revolving credit facility.

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

As of September 30, 2013, we were in compliance with all applicable covenants required under the 2018 Notes.

Other Borrowing Facilities

•

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have remaining balances as of September 30, 2013. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 9.99%, were utilized for the purchase of ATMs to support the growth in our Mexico operations. As of September 30, 2013,  approximately $22.3 million pesos ($1.7 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of September 30, 2013, the total amount of these guarantees was $11.4 million pesos ($0.9 million U.S.).

•

Bank Machine overdraft facility. Bank Machine has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of September 30, 2013) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our U.K. operations. As of September 30, 2013,  there were no amounts outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility discussed above.

New Accounting Standards

For a description of the accounting standard that we adopted during the nine months ended September 30, 2013, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 17, New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2012 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2013, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the U.S., the U.K., Germany, Mexico, and Canada. In the U.S. and the U.K., we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the U.S. and U.K. LIBOR rates, respectively. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).  In Canada, we pay interest to our vault cash providers based on the average amount of vault cash outstanding under a formula based on the Bank of Canada’s bankers’ acceptance rate.

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

Notional Amounts	Notional Amounts	Notional Amounts	Weighted Average
U.S.	U.K.	Consolidated (1)	Fixed Rate	Term
(In thousands)
$1,000,000	£25,000	$1,040,340	2.69%	October 1, 2013 – December 31, 2013
$1,250,000	£—	$1,250,000	2.98%	January 1, 2014 – December 31, 2014
$1,300,000	£—	$1,300,000	2.84%	January 1, 2015 – December 31, 2015
$1,300,000	£—	$1,300,000	2.74%	January 1, 2016 – December 31, 2016
$1,000,000	£—	$1,000,000	2.53%	January 1, 2017 – December 31, 2017
$750,000	£—	$750,000	2.54%	January 1, 2018 – December 31, 2018
___________
(1) U.K. pound sterling amounts have been converted into U.S. dollars at approximately $1.61 to £1.00, which was the exchange rate in effect as of September 30, 2013.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our average outstanding vault cash balances for the quarter ended September 30, 2013 (as we are invoiced monthly by the vault cash provider based on average balance outstanding) and assuming a 100 basis point increase in interest rates:

	Average Vault Cash Balance for the Quarter Ended September 30, 2013			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,817.5	$1,817.5		$18.2	$18.2		$8.2	$8.2
United Kingdom		£329.7	513.3		£3.3	5.1		£3.0	4.7
Germany		€22.7	30.3		€0.2	0.3		€0.2	0.3
Mexico	p$	112.5	8.7	p$	1.1	0.1	p$	1.1	0.1
Canada	c$	69.6	66.9	c$	0.7	0.7	c$	0.7	0.7
Total			$2,436.7			$24.4			$14.0

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

As of September 30, 2013, we had a net liability of $75.4 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Due to our determination that net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of September 30, 2013, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico, Germany or Canada, as we do not deem it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $256.1 million outstanding under our revolving credit facility as of September 30, 2013, an increase of 100 basis points in the underlying interest rate would have had a $1.9 million impact on our interest expense in the nine months then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

Outlook. If we continue to experience low short-term interest rates in the U.S. and the U.K., it will be beneficial to the amount of interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk, as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, we expect that the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the U.S. and the U.K.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. As of September 30, 2013, this accumulated translation loss totaled approximately $20.3 million compared to approximately $24.6 million as of December 31, 2012.

Our consolidated financial results were not materially impacted by the change in value of the British pound,  Euro, Mexican peso, or Canadian dollar relative to the U.S. dollar during the three and nine months ended September 30, 2013 compared to the prior year period. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our U.K. operations’ operating income for the nine months ended September 30, 2013 would have been approximately $0.3 million. Similarly, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Mexican peso for the nine months ended September 30, 2013, the effect upon the respective subsidiary’s operating income would have been approximately $0.3 million.  Finally, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Canadian dollar or the Euro for the nine months ended September 30, 2013, the effect upon the respective subsidiary’s operating income would have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of September 30, 2013, the intercompany payable balance from our U.K. operations to our U.S. parent company denominated in U.S. dollars totaled $94.1 million, of which $87.8 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of September 30, 2013, the effect upon our Consolidated Statements of Operations would be approximately $8.8 million. However, we manage the majority of this risk by borrowing in British pounds through the third-party credit facility in our U.S. operations. This structure effectively manages the foreign currency exposure of these short-term designated intercompany balances as currency gains or losses in the intercompany borrowings are largely offset by currency gains or losses on our third party borrowings.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 14, Commitments and Contingencies.

Item 1A. Risk Factors

The known material risks we face are described in our 2012 Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in our risk factors since that report, except as follows:

We maintain a significant amount of cash within our Company-owned devices, which is subject to potential loss due to theft or other events, including natural disasters.

As of September 30, 2013, there was approximately $2.5 billion in vault cash held in our domestic and international Company-owned ATMs. Any loss of cash from our ATMs is generally our responsibility.  We typically require that our service providers, who either transport the cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. Cash losses at the ATM occur in a variety of ways, such as natural disaster (hurricanes, tornadoes, etc.), fires, vandalism, and physical removal of the entire ATM, defeating the interior safe or by compromising the ATM’s technology components.  Because our ATMs are often installed at retail sites, they face greater exposure to attempts of theft and vandalism. Thefts of cash may be the result of an individual acting alone or as a part of a crime group. In recent periods, we have seen an increase in theft of cash from our ATMs across all of the geographic regions in which we operate.  While we maintain our own insurance policies to cover a significant portion of any losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions and limitations that may leave us bearing some or all of those losses.

Any increase in the frequency and/or amounts of theft and other losses could negatively impact our operating results by causing higher deductible payments and increased insurance premiums. Additionally, any damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with those merchants and impair our ability to deploy additional ATMs in those existing or new locations of those merchants. Certain merchants have requested, and could request in the future, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results.  Finally, we have in the past, and may in the future, voluntarily remove cash from certain ATMs on a temporary or permanent basis to mitigate further losses arising from theft or vandalism. Depending on the magnitude and duration of any cash removal, our revenues and profits could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value that may Yet be Purchased Under the Plan or Program (3)
July 1 – 31, 2013	1,307	$29.23	—	$—
August 1 – 31, 2013	1,282	$33.75	—	$—
September 1 – 30, 2013	409	$36.86	—	$—

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

CARDTRONICS, INC.

November 4, 2013	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

November 4, 2013	/s/ E. Brad Conrad
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

2.1*	Share Sale and Purchase Agreement relating to Cardpoint Limited, dated August 7, 2013.
10.1*	Third Amendment to Credit Agreement, dated August 5, 2013, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.
10.2* †	Employment Agreement by and between Cardtronics USA Inc. and David Dove, dated effective as of September 3, 2013.
31.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

† Management contract or compensatory plan or arrangement.

** Furnished herewith.