Form 10-K
period 2013-12-31
CARDTRONICS INC
filed 2014-02-18
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of common stock held by non-affiliates as June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported last sale price of common stock on that date:  $1,217,819,999.

Number of shares outstanding as of February 14, 2014: 44,484,108 shares of Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS, INC.

TABLE OF CONTENTS

		Page
Cautionary Statement Regarding Forward-Looking Statements		1
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	24
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	104
Item 9A.	Controls and Procedures	104
Item 9B.	Other Information	105
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	106
Item 11.	Executive Compensation	106
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	106
Item 13.	Certain Relationships and Related Transactions, and Director Independence	106
Item 14.	Principal Accounting Fees and Services	106
PART IV
Item 15.	Exhibits, Financial Statement Schedules	107
Signatures		108

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics, Inc. and/or our subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “2013 Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by the use of the words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements are those described in: Part I, Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2013 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of December 31, 2013, we were the world’s largest retail ATM owner, providing services to approximately 80,600 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Germany, Canada, and Mexico. In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the number of devices in our network as of December 31, 2013 were approximately 13,600 ATMs to which we provided various forms of managed services. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee or fee per service provided.

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

Historically, we have generally deployed and operated our devices under two distinct arrangements with our retail partners: Company-owned and merchant-owned arrangements. Under Company-owned arrangements, we provide the device and are typically responsible for all aspects of its operations, including transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. Under merchant-owned arrangements, the retail merchant or an independent distributor owns the device and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks. As of December 31, 2013, 55% of our devices operated were Company-owned and 28%  were merchant-owned. Additionally, 17% of our devices were operated under a managed services solution, in which we provide certain services to retailers, financial institutions and other ATM operators. We offer various forms of managed services, depending on the needs of our customers. Each managed services arrangement is a customized ATM management solution that can include any combination of the following services: monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. Each of the arrangement types described above are attractive to us, and we plan to continue growing our revenues under each arrangement type.

We also partner with leading national and regional financial institutions to brand certain of our ATMs and financial services kiosks within our network.  As of December 31, 2013,  approximately 20,400 of our ATMs were under contract with financial institutions to place their logos on the machines and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we generally receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for noncustomers of the financial institutions who use the branded ATMs.

Additionally, we own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has more than 55,000 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that may lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the U.S., a portion of our ATMs in the U.K. and Canada, Puerto Rico, and Mexico, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Our revenues are recurring in nature and historically have been derived primarily from convenience transaction fees, which are paid by cardholders, and transaction fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the devices serving their customers and the connectivity to the applicable EFT network that transmits data between the device and the cardholder’s financial institution. Other revenue sources include: (1) branding our devices with the logos of leading national and regional banks and other financial institutions, (2) providing managed services solutions to retailers and financial institutions, (3) collecting fees from financial institutions that participate in our Allpoint surcharge-free network, and (4) selling ATM-related equipment and other ancillary services.

Organizational and Operational History

We were formed as a Texas corporation in 1993 and originally operated under the name of Cardpro, Inc. In June 2001, Cardpro, Inc. was converted into a Delaware limited partnership and renamed Cardtronics, LP. Also, in June 2001, Cardtronics Group, Inc. was incorporated under the laws of the state of Delaware to act as a holding company for Cardtronics, LP, with Cardtronics Group, Inc. indirectly owning 100% of the equity of Cardtronics, LP. In January 2004, Cardtronics Group, Inc. changed its name to Cardtronics, Inc. In December 2007, we completed the initial public offering of 12,000,000 shares of our common stock. In December 2008, Cardtronics, LP was converted into a corporation under the laws of Delaware and changed its name to Cardtronics USA, Inc. Cardtronics USA, Inc. is the primary domestic operating subsidiary of Cardtronics, Inc.

Since May 2001, we have acquired 23 ATM portfolios, which expanded our operations both domestically and internationally in multi-unit retail chains and individual merchant locations. We have also made other strategic acquisitions including the acquisition of our surcharge-free network, Allpoint, and more recently in March 2013, i-design (“i-design”), a Scotland-based provider and developer of marketing and advertising software and services for ATM owners.

From 2001 to 2013, the total number of annual transactions processed within our network increased from approximately 19.9 million to approximately 920.1 million.

Additional Company Information

General information about us can be found on our website at http://www.cardtronics.com. We file annual, quarterly, and current reports as well as other information electronically with the SEC under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also request an electronic or paper copy of our SEC filings at no cost by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042; (832) 308-4000. Information on our website is not incorporated into this 2013 Form 10-K or our other securities filings.

Our Strategy

Our strategy is to enhance our position as a leading provider of automated consumer financial services in the markets in which we operate, as well as other select international markets.  To do so, we will continue to partner with leading financial institutions and retailers to expand our network of conveniently located ATMs and financial services kiosks.  Additionally, we will seek to deploy additional products and services that will further incentivize consumers to utilize our network of devices.  In order to execute this strategy, we endeavor to:

Increase our Number of Deployed Devices with Existing and New Merchant Relationships. We believe that there are significant opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers position us to expand into international locations where these existing partners have operations.

Expand our Relationships with Leading Financial Institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage these offerings to attract additional financial institutions as customers. Our services currently offered to financial institutions include branding our ATMs with their logos, on-screen advertising and content management, providing remote deposit capture, providing surcharge-free access to their customers through our Allpoint network, and providing managed services for their ATM portfolios. Our EFT transaction processing capabilities provide us with the ability to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services that we are able to offer to financial institutions. We also plan to continue growing the number of machines and financial institutions participating in our Allpoint network which drives higher transaction counts and profitability on our existing ATMs and increases our value to the retailers where our ATMs are located.

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

Increase Transaction Levels at our Existing Locations. We believe that there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding, we are developing new initiatives to potentially drive incremental transactions over our existing ATM locations. Examples of this effort are our 2011 acquisition of LocatorSearch, which helps consumers find our ATMs, and the launch of FeeAlert in the third quarter of 2012, which enables financial institutions to help their customers save money by steering them toward nearby in-network ATMs and away from ATM fees. Additionally, we have existing programs and are working to develop additional and broader programs to steer the cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons, rewards, and other offers that tend to provide motivation for customers to visit our ATMs within our existing retail footprint. While we are in the early stages of fully developing and implementing many of these programs, we believe that these programs, when properly structured, can serve to benefit each party (i.e. the retailer, the financial institution, and the cardholder.) As a result, we expect to gain additional transaction volumes through these efforts.

Develop and Provide Additional Services at our Existing ATMs. Service offerings by ATMs continue to evolve over time. Certain ATM models are capable of providing numerous automated consumer financial services, including bill payments, check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services. Certain of our devices are capable of, and currently provide, these types of services. We believe these non-traditional consumer financial services offered by our devices, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide convenient services to their customers at well-known retail locations. We also allow advertisers to place their messages on our ATMs equipped with advertising software in both the U.S. and the U.K. Offering additional services at our devices, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to develop additional products and services that can be delivered through our existing ATM network.

Pursue Additional Managed Services Opportunities. Over the last several years, we significantly expanded the number of ATMs that are operated under our managed services arrangement type.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee per cardholder or a set fee per transaction in exchange for us handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees are generally earned by the retailer or the financial institution. As a result, in this arrangement type, our revenues are partly protected from fluctuations in transaction levels of these machines and changes in network interchange rates. Additionally, in the U.K., where we have our own engineering, armored courier, and installation organizations, we believe that opportunities exist to offer some (or all) of these services on a managed services basis to both retailers and financial institutions. We plan to continue pursuing additional managed services opportunities with leading merchants and financial institutions in the markets in which we operate.

Pursue Acquisition Opportunities. We have historically grown through acquisitions and expect to continue to pursue select acquisition opportunities in the future. Since 2011, we have completed several acquisitions including the acquisitions of: (1) six domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S. by approximately 29,500 ATMs, (2) two Canadian ATM operators for a total of approximately 1,400 ATMs, which allowed us to enter into and expand our international presence in Canada, and (3) Cardpoint in August 2013, which further expanded our U.K. ATM operations by approximately 7,100 ATMs and also allowed us to enter into the German market with approximately 800 ATMs. In addition to ATM acquisitions, we have also made strategic acquisitions including LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek and i-design group plc (“i-design”) in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators.

Pursue International Growth Opportunities. We have invested significant amounts of capital in the infrastructure of our U.K., Canada, and Mexico operations, and we plan to continue to grow our operations in these markets, as well as in the newly-entered German market, applying many of the aforementioned strategies. Additionally, we may expand our operations into selected other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market, and other risks associated with international expansion.

For additional information on items that may impact our strategy, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Developing Trends in the ATM and Financial Services Industry.

Our Products and Services

Under our Company-owned arrangement type, we typically provide our merchant customers with all of the services required to operate ATMs and financial services kiosks, which include monitoring, maintenance, cash management, customer service, and transaction processing. We believe our merchant customers value our high level of service, our 24-hour per day monitoring and accessibility. Our devices are on-line and able to serve customers an average of approximately 99.1% of the time in the U.S. In connection with the operation of our devices under our traditional ATM services model, we generate revenue on a per-transaction basis from the surcharge fees charged to cardholders for the convenience of using our devices and from interchange fees charged to these cardholders’ financial institutions for processing the related transactions conducted on those devices. As further described below, we also earn revenues on these devices based on our relationships with certain financial institutions and our Allpoint network.

Under our merchant-owned arrangement type, we typically provide transaction-processing services, certain customer support functions, and settlement services. We generally earn interchange revenue on a per transaction basis in this arrangement. In some cases, the surcharge is earned completely by the merchant, in which case our revenues are derived solely from interchange revenues. In other arrangements, we also share a portion of the surcharge revenues with the merchant.

For ATMs under managed services arrangements, we typically receive a fixed monthly management fee and/or fixed rate per transaction in return for providing the agreed-upon service or suite of services. We do not receive surcharge and interchange fees in these arrangements, but rather those amounts are earned by our customer.

The following table provides detail relating to the number of devices we owned and operated under our various arrangements as of December 31, 2013:

	ATM Operations
	Company- Owned	Merchant- Owned	Subtotal	Managed Services	Total
Number of devices at period end	44,421	22,563	66,984	13,610	80,594
Percentage	55.1%	28.0%	83.1%	16.9%	100.0%

We have found that the primary factor affecting transaction volumes at a given ATM or financial services kiosk is its location. Therefore, our strategy in deploying our devices, particularly those placed under Company-owned arrangements, is to identify and deploy them at locations that provide high visibility and high retail transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores and a combination of convenience stores and gas stations, grocery stores, drug stores, airports, and other major regional and national retail outlets. We have entered into multi-year agreements with many well-known merchants, including 7-Eleven, Inc. (“7-Eleven”), CVS Caremark Corporation (“CVS”), Cumberland Farms, Inc., Hess Corporation, The Kroger Co., The Pantry, Inc. (“The Pantry”), Safeway, Inc., Speedway LLC (“Speedway”), Sunoco, Inc., Target Corporation, Valero Energy Corporation (“Valero”), and Walgreen Co. (“Walgreens”) in the U.S.; Bank of Ireland Group, BP p.l.c., BT Group plc, Martin McColl Ltd., Network Rail Infrastructure Limited, Royal Dutch Shell plc, Southern Railway Ltd., Tates Ltd., Waitrose Ltd., and Welcome Break Holdings Ltd. in the U.K.; Cadena Comercial OXXO S.A. de C.V. in Mexico; and 7-Eleven in Canada. We believe that once consumers establish a pattern of using a particular device, they will generally continue to use that device.

We generally operate our ATMs and kiosks under multi-year contracts that provide a recurring and stable source of revenue and typically have an initial targeted term of five to seven years. As of December 31, 2013, our contracts with our top five merchant customers (based on 2013 revenues) had a weighted average remaining life of 3.3 years.

Additionally, we enter into arrangements with financial institutions to brand certain of our Company-owned ATMs with their logos. These bank branding arrangements allow a financial institution to expand its geographic presence for a fraction of the cost of building a branch location and typically for less than the cost of placing one of its own ATMs at that location. These arrangements allow a financial institution to rapidly increase its number of branded ATM sites and improve its competitive position. Under these arrangements, the branding institution’s customers are allowed to use the branded ATMs without paying a surcharge fee to us. In return, we receive monthly fees on a per-ATM basis from the branding institution, while retaining our standard fee schedule for other cardholders using the branded ATMs. In addition, our branded machines typically generate higher interchange revenue as a result of the increased usage of our ATMs by the branding institution’s customers and others who prefer to use a bank-branded ATM. In 2013, we introduced a new approach to bank branding by launching “preferred branding,” where up to nine additional financial institutions (aside from the “principal branding” partner on the ATM) can add their logos to the ATM’s safe door. We intend to continue pursuing additional bank branding arrangements as part of our growth strategy. As of December 31, 2013, we had bank branding on approximately 20,400 ATMs with various financial institutions including Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc.,  JPMorgan Chase Bank, N.A., Santander Bank, N.A., and PNC Bank, N.A. in the U.S.; Bansí, S.A. Institución de Banca Multiple (“Bansi”) and Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) in Mexico; and The Bank of Nova Scotia (“Scotiabank”) in Canada. We have seen growth in the past few years in bank branding arrangements as a result of our increased sales efforts, our acquisitions, and demand from financial institutions for the services offered.

In addition to our bank branding arrangements, we offer financial institutions another type of surcharge-free program through our Allpoint nationwide surcharge-free ATM network. Under the Allpoint network, financial institutions who are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to ATMs in the Allpoint network, which includes ATMs throughout the U.S., U.K., Mexico, Canada, Puerto Rico, and Australia. We believe our Allpoint network offers an attractive alternative to financial institutions that lack their own extensive ATM network. Finally, our Company-owned ATMs deployed under our placement agreement with 7-Eleven, as well as other select ATM portfolios, participate in the CO-OP® network.

For additional information on the amount of revenue contributed by our various service offerings, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Components of Revenues, Costs of Revenues, and Expenses – Revenues.

Segment and Geographic Information

As of December 31, 2013, our operations consisted of our U.S., Europe, and Other International segments. Our U.S. segment includes our operations in all 50 states, Puerto Rico and the U.S. Virgin Islands, and accounted for approximately 76% of our total revenues for the year ended December 31, 2013. Our Europe segment includes our operations in the U.K. and Germany, and our Other International segment includes our operations in Mexico and Canada. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.

For financial information including revenues, earnings, and total assets of our reporting segments, see Part II, Item 8. Financial Statements and Supplementary Data, Note 20, Segment Information. Additionally, for a discussion of the risks associated with our international operations, see Item 1A. Risk Factors — Our international operations, including any future international operations, involve special risks and may not be successful, which would result in a reduction of our gross and net profits.

Sales and Marketing

In the U.S., our sales and marketing teams are organized by customer type. We have a team principally focused on developing new relationships with national, regional, and local merchants as well as building and maintaining relationships with our existing merchants. In addition to the merchant-focused sales and marketing group, we have a sales and marketing group that is focused on developing and managing our relationships with financial institutions and stored-value debit card issuers, as we look to expand the types of services that we offer to such institutions. Our sales and marketing representatives also focus on identifying potential managed services opportunities with financial institutions and retailers alike.

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

Equipment. We purchase our ATMs from global manufacturers, including, but not limited to, NCR Corporation (“NCR”), Triton Systems of Delaware, Inc. (“Triton”), Diebold Incorporated (“Diebold”), and Nautilus Hyosung, Inc. (“Hyosung”), and place them in our customers’ locations. The wide range of advanced technology available from these ATM manufacturers provides our customers with advanced features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can all perform basic functions, such as dispensing cash and displaying account information. However, our technology is also capable of providing additional services in response to changing consumer demand. Additionally, some of our devices provide enhanced financial services transactions, including bill payments, check cashing, remote deposit capture, and money transfers.

Transaction Processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors and systems, as well as developed internal professional staff to optimize the performance of our network, which was available 99.99% of the time during 2013. In 2006, we implemented our own EFT transaction processing operation, which is based in Frisco, Texas. This operation enables us to process and monitor transactions on our devices and to control the flow and content of information appearing on the screens of such devices. We have also implemented new products and services such as currency conversion services and have introduced targeted marketing campaigns through on-screen advertising. As with our existing network operation, we have carefully selected support vendors and developed internal professional staff to help provide sophisticated security analysis and monitoring 24 hours a day to ensure the continued performance of our ATMs. With our acquisitions of ATM portfolios over the past few years, we are actively converting the transaction processing of the acquired ATMs to our in-house solution as previous contractual processing relationships expire or are terminated.

Internal Systems. Our internal systems, including our EFT transaction processing operation, include multiple layers of security to help protect the systems from unauthorized access. Protection from external sources is provided by the use of hardware- and software-based security features that prevent and report unauthorized access attempts. We employ user authentication and security measures at multiple levels. These systems are protected by detailed security rules to only allow appropriate access to information based on the employee’s job responsibilities. All changes to the systems are controlled by policies and procedures, with automatic prevention and reporting controls that are placed within our processes. Our real-time connections to the various financial institutions’ authorization systems that allow withdrawals, balance inquiries, transfers, and advanced functionality transactions are accomplished via gateway relationships or direct connections. We have installed these communications circuits with backup connectivity to help protect us from telecommunications interruption in any particular circuit. We use commercially-available and custom software that continuously monitors the performance of the devices in our network, including details of transactions at each device and expenses relating to those devices, further allowing us to monitor our on-line availability and financial profitability at each location. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, to determine how to price various operating arrangements with merchants and branding partners, and to create a profile of successful locations to assist us in deciding the best locations for additional deployments.

In March 2013, we acquired i-design, a Scotland-based company providing technology and services for ATM operators to enable custom screens, graphical receipt content, and advertising and marketing data capture on the ATM. We expect to continue to grow and leverage the products and services of this business within our own network of ATMs and with select external parties.

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

In the U.K., we have our own armored courier operation, Green Team Services Limited (“Green Team”), with two secure cash depot facilities located outside of London and Manchester, England. As of December 31, 2013, this operation was servicing over 2,900 of our ATMs in the U.K. We believe this operation allows us to provide higher-quality and more cost-effective cash-handling services in that market and has proven to be an efficient alternative to third-party armored providers.

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

Finally, we use proprietary software systems to maintain a database of transactions made on, and performance metrics for, each of our devices. This data is aggregated into individual merchant customer profiles that are readily accessible by our customer service representatives and managers. We believe our proprietary databases enable us to provide superior quality and accessible and reliable customer support.

Primary Vendor Relationships

To maintain an efficient and flexible operating structure, we outsource certain aspects of our operations, including cash supply and cash delivery, maintenance, and certain transaction processing services. Due to the large number of devices we operate, we believe we have obtained favorable pricing terms from most of our major vendors. We contract for the provision of the services described below in connection with our operations.

Transaction Processing. Although we have our own EFT processing platform that utilizes commercially available software, our processing efforts are primarily focused on controlling the flow and content of information on the ATM screen. We refer to this process as terminal driving. As such, we mostly rely on third-party service providers to handle our connections to the EFT networks and to perform certain funds settlement and reconciliation procedures on our behalf. These third-party transaction processors communicate with the cardholder’s financial institution through various EFT networks to obtain transaction authorizations and to provide us with the information we need to ensure that the related funds are properly settled. In addition, we have developed a capability to connect to major financial institutions on a direct basis and expect to expand this direct model, thus controlling fees and interchange on a negotiated basis with our financial institution customers. As a result of our recent acquisitions, a portion of our withdrawal transactions are currently processed through other third-party processors, with whom the acquired businesses had existing contractual relationships. We plan to convert transaction processing services to our EFT processing platform as these contracts expire or are terminated.

EFT Network Services. Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amount paid to us. We attempt to maximize the utility of our ATMs to cardholders by participating in as many EFT networks as practical. Additionally, we own the Allpoint network, the largest surcharge-free network in the U.S. Having this network further enhances our ATM utility by providing certain cardholders surcharge-free access to our ATMs, as well as allowing us to receive network-related economic benefits such as receiving switch revenue and setting surcharge-free interchange rates.

Equipment. As previously noted, we purchase substantially all of our ATMs from a number of global ATM manufacturers, including NCR, Diebold, Triton, and Hyosung. The large quantity of machines that we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed about product updates and to receive prompt attention for any technical problems with purchased equipment. The favorable pricing we receive from these manufacturers also allows us to offer certain of our customers an affordable solution to replace their ATMs and their customers’ ATMs to be compliant with new regulatory requirements as they arise.

Although we currently purchase a majority of our devices from NCR, we regularly purchase devices from other suppliers.  In the event of a device supply shortage from one supplier, we can shift purchases to another supplier.

Maintenance. We typically contract with third-party service providers for on-site maintenance services, except for in the U.K., where maintenance services are provided primarily by our in-house technicians.

Cash Management. We obtain cash to fill our Company-owned devices, and in some cases merchant-owned and managed services ATMs, under arrangements with various cash providers. We pay a monthly fee on the average amount outstanding to our primary vault cash providers under a formula, which is generally based on various benchmark interest rates such as London Interbank Offered Rates (“LIBOR”). At all times, beneficial ownership of the cash is retained by the cash providers, and we have no right to the cash and no access except for those ATMs that are serviced by our wholly-owned armored courier operation in the U.K. While our armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. We also contract with third parties to provide us with cash management services, which include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, and claims processing with armored couriers, financial institutions, and processors.

For the quarter ended December 31, 2013, we had an average of approximately $2.0 billion in cash in our domestic ATMs under these arrangements, with Bank of America, N.A. (“Bank of America”), Wells Fargo, N.A. (“Wells Fargo”), and Elan (which is a business of U.S. Bancorp), among others. In the U.K., the average balance of cash held in our ATMs was $661.9 million for the quarter ended December 31, 2013, which was primarily supplied by The Santander Group. For the quarter ended December 31, 2013, our average vault cash balances in Mexico, Canada, and Germany totaled approximately $129.3 million. For additional information on our vault cash agreements and the related risks, see Item 1A. Risk Factors – We rely on third parties to provide us with the cash we require to operate many of our devices. If these third parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.

The vault cash that we are contractually responsible for in all of the jurisdictions in which we operate is insured up to certain per location loss limits and subject to per incident and annual aggregate deductibles through a syndicate of six Lloyd’s of London and U.S.-based underwriters.

Cash Replenishment. We contract with armored courier services to transport and transfer most of the cash to our devices. We use leading armored couriers in all of our jurisdictions except for in the U.K., where we utilize Green Team, our own armored courier operation, as well as third-party service providers. Under these arrangements, the armored couriers pick up the cash in bulk, and using instructions received from us and our cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by either adding additional cash into a cassette or by swapping out the remaining cash for a new fully loaded cassette, and then balance each machine and provide cash reporting to the applicable cash provider.

Green Team currently services over 2,900 of our ATMs in the U.K. This operation reduces our reliance on third parties, allows us greater flexibility in terms of servicing our ATMs, and allows us to provide higher-quality and more cost-effective cash-handling services in that market, which has proven to be an efficient alternative to third-party armored courier providers.

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

•

in the U.S., our right to terminate or remove devices or renegotiate the fees payable to the merchant if surcharge fees or interchange fees are reduced or eliminated as a result of regulatory action; and

•	provisions that make the merchant’s fee dependent on the number of device transactions.

Our contracts under merchant-owned arrangements typically include similar terms, as well as the following additional terms:

•	in the U.S., provisions prohibiting in-store check cashing by the merchant and, in the U.S. and the U.K., the operation of any other cash-back devices; and

•	provisions imposing an obligation on the merchant to operate the ATMs at any time its stores are open for business.

Finally, our managed services contracts are tailored to the needs of the merchant and therefore vary in scope and terms. Under these types of arrangements, our customers determine the location, the surcharge fee, and the services offered while we typically receive a fixed management fee on a per machine basis and/or a fixed rate per transaction.

7-Eleven is the largest merchant customer in our portfolio, representing approximately 24% of our pro forma revenues for the year ended December 31, 2013, which includes actual total revenues and the pro forma effect of the Cardpoint acquisition for the entire year of 2013. The underlying merchant agreement with 7-Eleven, which had an initial term of 10 years from the effective date of the acquisition, expires in July 2017. In addition to 7-Eleven, our next four largest merchant customers (based on revenues) during 2013 were CVS, Walgreens, Speedway, and Valero, none of which individually generated in excess of 6% of our total revenues in 2013. For a discussion of the risks associated with our customer mix, see Item 1A. Risk Factors – We derive a substantial portion of our revenue from devices placed with a small number of merchants. If one or more of our top merchants were to suffer a material deterioration of their business and cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.

Seasonality

Our overall business is somewhat seasonal in nature with generally fewer transactions occurring in the first quarter of the fiscal year. Transaction volumes at our devices located in regions affected by strong winter weather patterns typically experience declines in volume during the first and fourth quarters as a result of decreases in the amount of consumer traffic through such locations. These declines, however, have been partially offset somewhat by increases in the number of our devices located in retail locations that benefit from increased consumer traffic during the holiday buying season. With all of our ATMs located in the northern hemisphere, we usually see an increase in transactions in the warmer summer months from May through August, which are also aided by increased vacation and holiday travel. We expect these fluctuations in transaction volumes to continue in the future.

Competition

Historically, we have competed with financial institutions and other independent ATM deployers (commonly referred to as “IADs”) for additional ATM placements, new merchant accounts, branding, and acquisitions. However, we also have established relationships with leading national and regional financial institutions through our bank branding program and our Allpoint network. Both of these programs can be cost-efficient alternatives to banks and other financial service providers in lieu owning and operating extensive ATM networks. We believe the scale of our extensive network, our EFT transaction processing services and our focus on customer service provide us with competitive advantages for providing services to leading financial institutions.  However, our devices do compete with the devices owned and operated by financial institutions and other IADs for underlying consumer transactions. In certain merchant location types, such as airports, large arenas or stadiums, we often will see competition from large financial institutions as the institutions may contemplate utilizing such locations for marketing and advertising purposes.

Through our Allpoint surcharge-free network, we have significantly expanded our relationships with local and regional financial institutions as well as large issuers of stored-value debit card programs. With regard to our Allpoint network, we encounter competition from other organizations’ surcharge-free networks who are seeking to both sell their network to retail locations and offer surcharge-free ATM access to issuers of stored-value debit cards as well as smaller financial institutions that lack large ATM footprints.

As previously noted, we are increasing the types of services we provide to financial institutions and merchants, including providing services to manage their ATMs. With respect to our managed services offering, we believe we are well-positioned to offer a comprehensive ATM outsourcing solution with our breadth of services, in-house expertise, and network of existing locations, that can leverage the economies of the physical services required to operate an ATM portfolio. There are several large financial services companies, equipment manufacturers, and service providers that currently offer some of the services we provide, with whom we expect to compete directly in this area. In spite of this, we believe that we have unique advantages that will allow us to offer a compelling solution to financial institutions and retailers alike.

Government and Industry Regulation

Our principal business, ATM network ownership and operation, is subject to government (federal, state or local) regulation and industry regulations. Our failure to comply with applicable laws and regulations could result in restrictions on our ability to provide our products and services in such jurisdictions, as well as the imposition of civil fines. Recent regulatory matters that have impacted our operations or are expected to impact us in the future are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events, including financial regulatory reform in the U.S., recent regulatory updates under the Americans with Disabilities Act (“ADA”), the Europay, MasterCard, Visa (“EMV”) standard, restrictions on electronic benefit transfer (“EBT”) cards, financial regulatory reform in the U.K. and the European Union including the establishment of new governmental agencies, and U.K. property taxes.

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

Employees

As of December 31, 2013, we had approximately 1,070 employees, none of which were represented by a union or covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

Risks associated with our industry

The proliferation of payment options other than cash, including credit cards, debit cards, stored-value cards, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The U.S. and other developed markets have seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, some merchants offer free cash back at the POS for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. According to the Nilson Report issued in December 2012, the percentage of cash transaction counts in the U.S. declined from approximately 36% of all payment transactions in 2006 to approximately 31% in 2011, with declines also seen in check usage as credit, debit and stored-value card transactions increased. However, in terms of absolute dollar value, the volume of cash used in payment transactions actually increased from $1.5 trillion in 2006 to $1.6 trillion in 2011. While we saw an increase in the number of cash withdrawal transactions conducted on our domestic ATMs over the past several years, in part due to the proliferation of stored-value cards, thus implying continued demand for convenient and reliable access to cash in the past few years, we have seen a decline in our transaction growth rate in recent periods. Additionally, the continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of our ATMs. New payment technology and adoption of such technology such as Square® mobile payment technology, virtual currencies such as Bitcoin, or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and negatively impact our transaction volumes in the future.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Interchange fees, which represented approximately 33% of our total ATM operating revenues for the year ended December 31, 2013, are in some cases set by the various EFT networks through which transactions conducted on our devices are routed, and typically vary from one network to the next. As of December 31, 2013, approximately 6% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have very limited ability to influence. Approximately 12% of our total ATM operating revenues during the year ended December 31, 2013 were derived from interchange revenues from our U.K. operation, where interchange rates are set by the major interbank network in that market, LINK, based on an annual cost-based study performed by an independent third-party organization. The remainder of reported interchange revenue reflects transaction-based revenues whereby we have contractually agreed to the rate with a financial institution or network. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, our future transaction revenues could decline.

During the second quarter of 2012, a global network reduced the net interchange rates it pays to domestic ATM deployers for ATM transactions routed across its debit network through a combination of reducing the transaction rates charged to financial institutions and higher per transaction fees charged by the network to ATM operators. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from other networks to take advantage of the lower pricing offered by this network and other lower-interchange networks, resulting in  lower net interchange rates per transaction to us.

Additionally, some consumer groups in the U.S. have expressed concern that consumers using an ATM may not be aware that in addition to paying the surcharge fee that is disclosed to them at the ATM, their financial institution may also assess an additional fee to offset any interchange fee assessed to the financial institution by the EFT networks with regard to that consumer’s transaction. While there are currently no pending legislative actions calling for limits on the amount of interchange fees that can be charged by the EFT networks to financial institutions for ATM transactions or the amount of fees that financial institutions can charge to their customers to offset their interchange expense, there can be no assurance that such legislative actions will not occur in the future. Any potential future network or legislative actions that affect the amount of interchange fees that can be assessed on a transaction may adversely affect our revenues.

Finally, interchange rates in the U.K., most of which are set by LINK, were reduced effective January 1, 2013 compared to 2012 rates. LINK sets the interchange rates in the U.K. annually by using a cost-based methodology that incorporates average operating costs, interest rates, and cash costs from two years back (i.e., average operating costs, interest rates, and other costs from 2011 are considered for determining the 2013 interchange rate). Since average operating costs, interest rates, and cash costs were lower in 2012 than in 2011, LINK reduced the interchange rates effective January 1, 2013; therefore, the interchange revenues generated by certain of our ATMs in the U.K. declined in 2013. However, the interchange rates for transactions that will be routed through LINK during 2014 have been slightly increased effective January 1, 2014.  In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands.  Transactions conducted on our ATMs from these cards, which currently represent less than 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively.  The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK.  Accordingly, if any major financial institutions in the U.K. were to decide to leave the LINK network in favor of Visa or MasterCard, such a move could further reduce the interchange revenues that we receive from the related withdrawal transactions conducted on our ATMs in that market.

We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.

With its initial roots in the banking industry, the U.S. ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the U.S. ATM industry is periodically proposed at the state and local level. In recent years, certain members of the U.S. Congress called for a re-examination of the interchange and surcharge fees that are charged for an ATM transaction. As a part of the Dodd-Frank Act, the Consumer Financial Protection Bureau was created. The exact areas of oversight of this agency are still being formed, but it’s possible that this new governmental agency could enact new or modify existing regulations that could have a direct or indirect impact on our business. For further discussion on this topic, see the risk factor below entitled The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

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

Through our acquisition of the E*Trade ATM portfolio in 2004, we became the sole defendant in the 2003 lawsuit filed by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. and certain individuals representing a class of similarly situated persons (the "Plaintiffs") against E*Trade Access, Inc., et al. in the U.S. District Court for the District of Massachusetts: Civil Action No. 03-11206-NMG (the “Lawsuit”).  The Plaintiffs sought to require, among other things, that ATMs deployed by E*Trade be voice-guided. In December 2007, we and Plaintiffs entered into a settlement agreement (as modified in November 2010, the "Settlement Agreement").  In 2011 and again in 2012, the Plaintiffs filed a motion of contempt with the District Court alleging that we had failed to fully comply with the requirements of the Settlement Agreement, which exceed the requirements imposed upon us by the ADA. In April 2013, the Court appointed a Special Master to determine how many of our ATMs were not in compliance with the Settlement Agreement as of March 15, 2012 and to determine an appropriate sanction or fine for such noncompliance, if any.  Since his appointment,  the Special Master has met three times with all the parties, reviewed all matters thought relevant by him and in December 2013, filed under seal his Report and Recommendation with the Court.  The parties have until March 21, 2014 to file any objection to the report or to enter into any further mutually agreed modification to the Settlement Agreement.

In the U.K., the ATM industry is largely self-regulating. Most ATMs in the U.K. are part of the LINK network and must operate under the network rules set forth by LINK, including complying with rules regarding required signage and screen messages. However, in March 2013, the U.K. Treasury department issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. We are currently uncertain of the effect the new regulator will have on LINK, its rules and its interchange rate setting process. At this time, we are uncertain what impact, if any, this new regulator will have on our business.

In July 2013, the European Commission put forward a new draft directive (the “draft Directive”) to regulate payment service providers operating in the European Union (“PSD2”).  Broadly, PSD2 seeks to harmonize rules for the licensing of payment institutions and introduces certain common rules affecting all payment service providers (“PSPs”) throughout the European Union. The draft Directive sets out the rights and obligations of payment service users and PSPs together with transparency and security requirements to facilitate safe, efficient payment transactions.  Whereas the current Payment Services Directive exempts independent ATM deployers, PSD2 (as currently drafted) will apply to businesses of this nature. The draft Directive is currently still in Committee stage in the European Parliament and has not yet been properly considered by the Council. We anticipate that the draft Directive will not be finalized until 2015 and that it will take up to an additional two years for member states to transpose it into domestic law. In parallel with PSD2, the European Commission has introduced a new Regulation (“MIF Regulation”) aimed at reducing the level of interchange fees charged by card schemes for POS transactions, as well as altering certain of the business rules contained in card scheme rulebooks. The fee caps in the MIF Regulation do not apply to cash withdrawal transactions at ATMs, but certain of the other provisions in the MIF Regulation could apply to ATM operators (although their precise effects are currently uncertain). The Regulation is also currently in Committee stage at the European Parliament and we anticipate that there will be significant amendments to the Commission’s text by the time the Parliament adopts its official position. We anticipate that the MIF Regulation will be finalized in 2015, but in contrast to PSD2, the MIF Regulation will be directly effective in the member states and will not require any further implementing legislation. At this time, we are uncertain what impact, if any, these proposed regulatory changes will have on our business.

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

As part of our transaction processing services, we electronically process and transmit cardholder information. In recent years, companies that process and transmit this information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. We also maintain a proprietary database of merchant customer profiles. The encryption software and the other technologies we and our partners use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, expose us to liability including claims for unauthorized purchases, and subject us to network fines. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices.  Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. Any material increase in our costs resulting from additional regulatory burdens being imposed upon us or litigation could have a material adverse effect on our operating revenues and profitability.

Computer viruses or unauthorized software (malware) could harm our business by disrupting our transaction processing services, causing noncompliance with network rules and damaging our relationships with our merchant customers, causing a decrease in transactions by individual cardholders.

Computer viruses or malware could infiltrate our systems, thus disrupting our delivery of services and making our applications unavailable. Although we utilize several preventative and detective security controls in our network, they may be ineffective in preventing computer viruses or malware that could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, or cause us to be in non-compliance with applicable network rules and regulations.

The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.

The ATM business is and can be expected to remain highly competitive. Our principal competition comes from independent ATM companies and national and regional financial institutions in all of the countries in which we operate. Our competitors could prevent us from obtaining or maintaining desirable locations for our devices, cause us to reduce the surcharge revenue generated by transactions at our devices, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, additional competitors may enter the market. We can offer no assurance that we will be able to compete effectively against these current and future competitors. Increased competition could result in transaction fee reductions, reduced gross margins and loss of market share.

The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

Despite the nationwide acceptance of surcharge fees at ATMs in the U.S. since their introduction in 1996, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. Although Section 1044 of the Dodd-Frank Act passed in July 2010 contains a provision that will limit the application of federal preemption with respect to state laws that do not discriminate against national banks, federal preemption will not be affected by local municipal laws, where such proposed bans or limits often arise. More recently, some federal officials have expressed concern that surcharge fees charged by banks and non-bank ATM operators are unfair to consumers. To that end, in 2010, an amendment proposing limits on the fees that ATM operators, including financial institutions, can charge consumers was introduced in the U.S. Senate, but was not ultimately included in the final version of the Dodd-Frank Act that was signed into law. If similar proposed legislation were to be enacted in the future, and the amount we were able to charge for consumers to use our ATMs was reduced, our revenues and related profitability would be negatively impacted. Furthermore, if such limits were set at levels that are below our current or future costs to operate our ATMs, it would have a material adverse impact on our ability to continue to operate under our current business model.

In the U.K., the Treasury Select Committee of the House of Commons published a report regarding surcharges in the ATM industry in March 2005. Following this report, this committee was formed to investigate public concerns regarding the ATM industry, including (1) adequacy of disclosure to ATM customers regarding surcharges, (2) whether ATM providers should be required to provide free services in low-income areas, and (3) whether to limit the level of surcharges. While the committee made numerous recommendations to Parliament regarding the ATM industry, including that ATMs should be subject to the Banking Code (a voluntary code of practice adopted by all financial institutions in the U.K.), the U.K. government did not accept the committee’s recommendations. Despite the rejection of the committee’s recommendations, the U.K. government sponsored an ATM task force to look at social exclusion in relation to ATM services. As a result of the task force’s findings, approximately 600 additional free-to-use ATMs (to be provided by multiple ATM providers) were required to be installed in low income areas throughout the U.K. While this was less than a 2% increase in free-to-use ATMs throughout the U.K., there is no certainty that other similar proposals will not be made and accepted in the future. If the legislature or another body with regulatory authority in the U.K. were to impose limits on the level of surcharges for ATM transactions, our revenue from operations in the U.K. would be negatively impacted.

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

In that action styled: American Council of the Blind, et. al., v. Timothy F. Geithner, Secretary of the Treasury (Case #1:02-cv-00864) in the U.S. District Court for the District of Columbia (the “Court”) an order was entered that found that U.S.’s currencies (as currently designed) violated the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination.   As a consequence of this ruling, the U.S. Treasury stated in its semi-annual status report filed with the Court in September 2012, that the Bureau of Engraving and Printing (“BEP”) was making progress towards implementing the Secretary’s decision to provide meaningful access to paper currency by “(1) adding a raised tactile feature to each Federally Reserve note that the BEP may lawfully redesign; (2) continuing the BEP’s program of adding large high-contrast numerals and different colors to each denomination that it may lawfully redesign; and (3) implementing a supplemental currency reader distribution program for blind and other visually impaired U.S. citizens and legal residents.”  Of these three steps only the first materially affects the ATM industry.  While it is still uncertain at this time what impact, if any, adding a raised tactile feature to notes that may be dispensed from an ATM will have on the ATM industry (including us), it is possible that such a change could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense notes with raised tactile features.

Risks associated with our business

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs and financial services kiosks or a decline in the number of devices that we operate, whether as a result of global economic conditions or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on (1) the market acceptance of our services in our target markets, (2) the level of transaction fees we receive, (3) our ability to install, acquire, operate, and retain more devices, (4) usage of our devices by cardholders, and (5) our ability to continue to expand our surcharge-free and other consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented, we will likely experience a decline in the usage of our devices. Surcharge fees, which are determined through negotiations between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our devices are utilized by consumers that frequent the retail establishments in which our devices are located, including convenience stores and gas stations, malls, grocery stores, drug stores, airports, and other large retailers. If there is a significant slowdown in consumer spending, and the number of consumers that frequent the retail establishments in which we operate our devices declines significantly, the number of transactions conducted on those devices, and the corresponding transaction fees we earn, may also decline. A decline in usage of our devices by cardholders or in the levels of fees received by us in connection with this usage, or a decline in the number of devices that we operate, would have a negative impact on our revenues and gross profits and would limit our future growth. For further discussion on interchange fees, see the risk factor above entitled Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

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

In the U.S., including Puerto Rico, we rely on Bank of America, Wells Fargo, Elan, and other vault cash providers to provide us with the cash that we use in approximately 33,500 of our domestic devices where cash is not provided by the merchant. In the U.K., we rely on Santander and Barclays to provide us with the vault cash that we use in over 8,500 of our ATMs. In Germany, we also rely on a third party to provide us with the vault cash that we use in over 800 of our ATMs. In Mexico, we have three vault cash providers that provide us with the cash that we use in approximately 2,000 of our ATMs in that market.  In Canada, we also rely on financial institutions to provide us with the cash that we use in approximately 600 of our ATMs in that market. Under our vault cash rental agreements with these providers, we pay a vault cash rental fee based on the total amount of vault cash that we are using at any given time. For the quarter ended December 31, 2013, the average balance of vault cash held in our domestic ATMs was approximately $2.0 billion, $661.9 million in our ATMs in the U.K., and $129.3 million in our other international subsidiaries.

Under our vault cash rental agreements, at all times during this process, beneficial ownership of the cash is retained by the cash providers, and we have no access or right to the cash except for those ATMs that are serviced by Green Team, our wholly-owned armored courier operation in the U.K. While our armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times.

Our existing vault cash rental agreements expire at various times from March 2014 through December 2016. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our cash provider agreements. Other key terms of our agreements include the requirement that the cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period. Additionally, our contract with one of our vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 90 days prior written notice. However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.

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

For the year ended December 31, 2013, we derived 41% of our pro forma revenues from ATMs and financial services kiosks placed at the locations of our five largest merchant customers. Pro forma revenues are our actual total revenues for 2013 and the pro forma effect of the Cardpoint acquisition for the entire year of 2013.  For the year ended December 31, 2013, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Speedway, and Valero. 7-Eleven, which is the single largest merchant customer in our portfolio, comprised approximately 24% of our pro forma revenues for the year ended December 31, 2013 and also accounts for a significant portion of our income. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven as well as our other top merchants.

The loss of any of our largest merchants or a decision by any one of them to reduce the number of our devices placed in their locations would result in a decline in our revenues. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these merchants was required to close a significant number of their store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. As of December 31, 2013, the contracts we have with our top five merchants have a weighted average remaining life of 3.3 years, and our current contract with 7-Eleven expires in July 2017. Even if such contracts are renewed, the renewal terms may be less favorable to us than the current contracts. If any of our five largest merchants enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and profits.

We rely on EFT network providers, transaction processors, armored courier providers, and maintenance providers to provide services to our ATMs. If some of these providers that service a significant number of our ATMs fail or otherwise cease or no longer agree to provide their services, we could suffer a temporary loss of transaction revenues, incur significant costs or suffer the permanent loss of any contract with a merchant or financial institution affected by such disruption in service.

We rely on EFT network providers and have agreements with various transaction processors, armored courier providers, and maintenance providers. These providers enable us to provide card authorization, data capture, settlement, cash management and delivery, and maintenance services to our ATMs. Typically, these agreements are for periods of two or three years each. If we improperly manage the renewal or replacement of any expiring vendor contracts, or a key vendor fails or otherwise ceases to provide the services for which we have contracted and disruption of service to our ATMs occurs, our relationship with those merchants and financial institutions affected by the disrupted ATM service could suffer.

While we have more than one provider for each of the services that we rely on third parties to perform, certain of these providers currently provide services to or for a significant number of our ATMs. Although we would be able to transition these services to alternative service providers, this could be a time-consuming and costly process. In the event one of such service providers was unable to deliver services to us, we could suffer a significant disruption in our business, which could result in a material adverse impact to our financial results. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third-party providers, may result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements.

In February 2010, we incurred a temporary disruption in our armored courier service on a portion of our domestic ATMs when Mount Vernon Money Center (“MVMC”), one of our third-party armored service providers in the Northeast U.S., ceased all cash replenishment operations for its customers following the arrest of its founder and principal owner on charges of bank fraud. Shortly thereafter, the U.S. District Court in the Southern District of New York appointed a receiver to, among other things, seize all of the assets in the possession of MVMC. As a result of these actions, we were required to convert over 1,000 ATMs that were being serviced by MVMC to another third-party armored service provider, resulting in a minor amount of downtime being experienced by those ATMs and some one-time service conversion costs. If any of our larger service providers cease or no longer agree to provide their services, we may experience additional disruptions in our services and may incur significant conversion costs to divert those services to another service provider.

If we, our transaction processors, our EFT networks or other service providers experience system failures, the products and services we provide could be delayed or interrupted, which would harm our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our EFT transaction processing platform, third-party transaction processors, telecommunications network systems, and other service providers. Accordingly, any significant interruptions could severely harm our business and reputation and result in a loss of revenues. Additionally, if any interruption is caused by us, especially in those situations in which we serve as the primary transaction processor, such interruption could result in the loss of the affected merchants and financial institutions, or damage our relationships with them. Our systems and operations and those of our transaction processors and our EFT network and other service providers could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry, and computer viruses, among other things. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions.

Our armored transport business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.

During 2008, we implemented our own armored courier operation in the U.K., which was further expanded to two cash depot facilities during 2010. As of December 31, 2013, we were providing armored services to over 2,900 of our ATMs in that market and we currently intend to further expand that operation to service additional ATMs, including those acquired through the Cardpoint acquisition in 2013. Additionally, we currently expect that we will begin providing similar armored courier services to third parties in the near future. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker's compensation, punitive damages, and general liability. While we seek to maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A loss claim for which insurance coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Operational failures in our EFT transaction processing facilities could harm our business and our relationships with our merchant and financial institution customers.

An operational failure in our EFT transaction processing facilities could harm our business and damage our relationships with our merchant and financial institution customers. Damage or destruction that interrupts our transaction processing services could also cause us to incur substantial additional expense to repair or replace damaged equipment. We have installed back-up systems and procedures to prevent or react to such disruptions. However, a prolonged interruption of our services or network that extends for more than several hours (i.e., where our backup systems are not able to recover) could result in data loss or a reduction in revenues as our devices would be unable to process transactions. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential merchant and financial institution customers to choose alternative service providers, as well as subject us to fines or penalties related to contractual service agreements.

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

Interest on amounts borrowed under our revolving credit facility is based on a floating interest rate, and our vault cash rental expense is based primarily on floating interest rates. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. We pay rental fees on the average amount of vault cash outstanding in our ATMs under floating rate formulas based on a spread above various LIBOR rates in the U.S., U.K., and Germany. In Mexico, we pay a monthly rental fee to one of our vault cash providers under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”) and in Canada, the rate is based on the Bankers Acceptance Rate. Although we currently hedge a portion of our vault cash interest rate risk related to our operations in the U.S. through December 31, 2018 by using interest rate swap agreements, we may not be able to enter into similar arrangements for similar amounts in the future. Furthermore, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in our international subsidiaries. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses. For additional information, see Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Risk.

We maintain a significant amount of cash within our Company-owned devices, which is subject to potential loss due to theft or other events, including natural disasters.

For the quarter ended December 31, 2013, there was an average of approximately $2.7 billion in vault cash held in our domestic and international ATMs. Any loss of cash from our ATMs is generally our responsibility.  We typically require that our service providers, who either transport the cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. Cash losses at the ATM occur in a variety of ways, such as natural disaster (hurricanes, tornadoes, etc.), fires, vandalism, and physical removal of the entire ATM, defeating the interior safe or by compromising the ATM’s technology components.  Because our ATMs are often installed at retail sites, they face exposure to attempts of theft and vandalism. Thefts of cash may be the result of an individual acting alone or as a part of a crime group. In recent periods, we have seen an increase in theft of cash from our ATMs across all of the geographic regions in which we operate.  For instance, during the fourth quarter of 2013, in response to increased physical ATM theft attempts and lower profitability on certain ATMs in Mexico, we took a number of ATMs out of service for a period of time to enhance some security features. While we maintain insurance policies to cover a significant portion of any losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions and limitations that may leave us bearing some or all of those losses.

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

We have been an active business acquirer both in the U.S. and internationally, and may continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s personnel, products, technology, and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition).

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

In addition, acquired businesses may not achieve anticipated revenues, earnings or cash flows. Any shortfall in anticipated revenues, earnings, or cash flows could require us to write down the carrying value of the intangible assets associated with any acquired company, which would adversely affect our reported earnings. For example, during the year ended December 31, 2008, we recorded a $50.0 million impairment charge to write down the value of the goodwill associated with our investment in the U.K. operations we operated at that time.

Since May 2001, we have acquired 23 ATM portfolios, a surcharge-free ATM network, a technology product offering that complements our surcharge-free offering, an ATM installation company in the U.K., and a Scotland-based provider and developer of marketing and advertising software and services for ATM owners. We have made acquisitions to obtain the assets of deployed ATM networks and the related businesses and their infrastructure, as well as for strategic reasons to enhance the capability of our ATMs and expand our service offerings. We currently anticipate that our future acquisitions, if any, will likely reflect a mix of asset acquisitions and acquisitions of businesses, with each acquisition having its own set of unique characteristics. To the extent that we elect to acquire an existing company or the operations, technology, and the personnel of the company, we may assume some or all of the liabilities associated with the acquired company and face new and added challenges integrating such acquisition into our operations.

We completed five business acquisitions in 2013, three business acquisitions in 2012, and four business acquisitions in 2011.  Any inability on our part to effectively manage the acquisition integration process could limit our ability to successfully grow the revenue and profitability of our business.

Our international operations, including any future international operations, involve special risks and may not be successful, which would result in a reduction of our gross and net profits.

As of December 31, 2013, 20% of our devices were located in the U.K., Germany, Mexico, and Canada. Those devices contributed 15% of our gross profits (exclusive of depreciation, accretion, and amortization) for the year ended December 31, 2013. We expect to continue to expand in the countries in which we currently operate, and potentially into other countries as opportunities arise. However, our international operations are subject to certain inherent risks, including:

•

exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the U.S. dollar, which represents our consolidated reporting currency;

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

Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion. For example, during the latter half of 2008 and during 2009, we incurred reduced reported revenues as a consequence of the U.S. dollar strengthening relative to the British pound and Mexican peso. Additionally, regulatory changes in Mexico have had an adverse impact on our transaction volumes in that market. Furthermore, the recent political and social instability in Mexico resulting from an increase in drug-related violence could negatively impact the level of transactions conducted on our existing devices in that market, as well as our ability to successfully grow our business there. In 2013, as a result of a change in approach by the U.K. governmental entity that oversees property tax valuations and assessments, we recorded additional estimated property tax expense of $8.7 million related to some of our ATM sites, most of which related to periods prior to 2013, even though we previously had no obligation to report or remit such taxes.

Further consolidations within the banking industry may impact our branding relationships as existing branding customers are acquired by other financial institutions, some of which may not be existing branding customers.

During the financial crisis of 2008 and 2009, an unprecedented amount of consolidation unfolded within the U.S. banking industry. For example, Washington Mutual, which had over 950 ATMs branded with us, was acquired by JPMorgan Chase, an existing branding customer of ours, in 2008. Additionally, Wachovia, which had 15 high-transaction ATMs branded with us, was acquired by Wells Fargo, a bank that was not an existing branding customer of ours, at the end of 2008. Furthermore, in 2009, Sovereign Bank, which currently has over 1,150 ATMs branded with us, was acquired by Banco Santander, one of the largest banks in Europe. Although our branding contracts were largely unaffected by these transactions, we cannot provide assurance that they will remain unaffected by future consolidations that may occur within the banking industry, and in particular, our branding partners.

If we experience impairments of our goodwill or other intangible assets, we will be required to record a charge to earnings, which may be significant.

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of December 31, 2013, we had goodwill and other intangible assets of $566.1 million, or 54% of our total assets. During the year ended December 31, 2013, we added $195.3 million in goodwill and intangible assets associated with the acquisition of five businesses in the year. We periodically evaluate the recoverability and the amortization period of our intangible assets under accounting principles generally accepted in the U.S. (“U.S. GAAP”). Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors and assumptions, and any changes in them, could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material. For example, during the year ended December 31, 2008, we recorded a $50.0 million goodwill impairment charge related to our U.K. operations. Other impairment charges in the future may also adversely affect our results of operations.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2013, our outstanding indebtedness was $490.5 million, which represents 66.5% of our total book capitalization of $737.6 million. Our substantial indebtedness could have important consequences. For example, it could:

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

The fundamental change and make-whole fundamental change provisions associated with our convertible notes may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights, which will allow holders of our convertible notes to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change, and the provisions requiring an increase to the conversion rate for conversions in connection with certain other circumstances may delay or prevent a takeover of us or the removal of current management that might otherwise be beneficial to investors.

We may not have the ability to raise the funds necessary to pay the amount of cash due upon conversion of the convertible notes, if relevant, or upon the occurrence of a fundamental change as described in our convertible indentures, and our debt may contain limitations on our ability to pay cash upon conversion or required purchase of the convertible notes.

Upon the occurrence of a fundamental change, holders of our convertible notes may require us to purchase, for cash, all or a portion of their convertible notes at a fundamental change purchase price specified within the convertible note indentures. There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price if holders submit their convertible notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash (if any) due if holders surrender their convertible notes for conversion. In addition, the occurrence of a fundamental change may cause an event of default under agreements governing our or our subsidiaries’ indebtedness.  Agreements governing any future debt may also restrict our ability to make any of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the convertible notes or to pay cash (if any) due upon the conversion of the convertible notes may be limited by law or regulatory authority.  In addition, if we fail to purchase the convertible notes or to pay the amount of cash (if any) due upon conversion of the convertible notes, we will be in default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the convertible notes or to pay the amount of cash (if any) due upon conversion.

Noncompliance with established EFT network rules and regulations could expose us to fines and penalties and could negatively impact our results of operations. Additionally, new EFT network rules and regulations could require us to expend significant amounts of capital to remain in compliance with such rules and regulations.

Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus (MasterCard), and Plus (Visa) in the U.S.; LINK in the U.K.; Promoción y Operación S.A. de C.V. (“PROSA-RED”) in Mexico; Interac in Canada; and Girocard in Germany. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to us. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including ourselves, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could expose us to penalties and/or fines, which could negatively impact our financial results. For example, in the U.K. and Canada, MasterCard and Visa require compliance with the EMV security standard. This standard provides for the security and processing of information contained on microchips imbedded in certain debit and credit cards, known as “smart cards.”

In 2012, MasterCard announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) for fraudulent counterfeit card Maestro cross-border transactions.  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, we do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1% of our U.S. transaction volume.  As of the Maestro liability shift date, we have implemented additional fraud monitoring methods to minimize fraud losses.  To date, we have seen minimal fraud losses.   In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards.  MasterCard has also announced that a  liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We are closely monitoring the migration toward the EMV standard, and all of our recent ATM deployments have been with ATMs that are EMV-ready. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations. However, we currently estimate that the incremental potential cost to make our entire current Company-owned U.S. ATM fleet fully compliant with the EMV standard is approximately $30 million to $35 million, a portion of which has already been planned for within our budget for 2014. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. Additionally, we could experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of this standard.

The majority of the electronic debit networks over which our transactions are conducted require sponsorship by a bank, and the loss of any of our sponsors may cause disruptions to our operations.

In each of the geographic segments in which we operate, bank sponsorship is required in order to process transactions over certain networks. In the U.S., our largest geographic segment by revenues, bank sponsorship is required on the significant majority of our transactions and we primarily rely on one sponsor bank for access to the applicable networks, and, in lesser part, on two other sponsor banks. In our U.K. segment, only international transactions require bank sponsorship. In Mexico, all ATM transactions require bank sponsorship, which is currently provided by our banking partners in the country.  In Canada and Germany, bank sponsorships are also required and are obtained through our relationships with third-party processors. If our current sponsor banks decide to no longer provide this service, or are no longer financially capable of providing this service as may be determined by certain networks, it may be difficult to find an adequate replacement at a cost similar to what we incur today, or potentially, we could incur a temporary service disruption for certain transactions in the event we lose or do not retain bank sponsorship, which may negatively impact our profitability.

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

We are subject to laws and regulations worldwide, changes to which could increase our costs and individually or in the aggregate adversely affect our business.

We currently conduct a portion of our business outside the U.S. Thus, we are subject to a number of laws and regulations which affect our international operations in a number of areas. These foreign laws and regulations affect our business including, but not limited to, areas of labor, advertising, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health, and safety.

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could have a material adverse effect on our business, financial condition and results of operations. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

We operate in several jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other similar anti-corruption laws.

Our business operations in countries outside the U.S. are subject to anti-corruption laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from paying or promising to pay government officials, political parties, or political party officials for the purpose of obtaining, retaining, influencing, or directing business. We operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices.

Our employees and agents may interact with government officials on our behalf, including interactions necessary to obtain licenses and other regulatory approvals necessary to operate our business, import or export equipment and resolve tax disputes. These interactions create a risk that actions may occur that could violate the FCPA or other similar laws.

Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer from criminal or civil penalties which could have a material and adverse effect on our business, results of operations, financial condition, and cash flows.

Risks associated with our common stock

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

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, which may materially and adversely affect the market price of our common stock and the trading price of our convertible notes.

We may conduct future offerings of our common stock, preferred stock or other securities convertible into our common stock to fund acquisitions, finance operations or for general corporate purposes. In addition, we may also issue common stock under our equity awards programs.  The market price of shares of our common stock or the trading price of the convertible notes could decrease significantly if we conduct such future offerings, if any of our existing stockholders sells a substantial amount of our common stock or if the market perceives that such offerings or sales may occur. Moreover, any issuance of additional common stock will dilute the ownership interest of our existing common stockholders, and may adversely affect the ability of holders of the notes to participate in any appreciation of our common stock.

The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

Under U.S. GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as our convertible notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option is treated as an original issue discount for purposes of accounting for the debt component of the convertible notes, and that original issue discount is amortized into interest expense over the term of the convertible notes using an effective yield method. As a result, we were initially required to record a greater amount of non-cash interest expense as a result of the amortization of the original issue discount to the convertible notes’ face amount over the term of the notes and as a result of the amortization of the debt issuance costs. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the convertible notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the convertible notes.

Under certain circumstances, convertible debt instruments that may be settled entirely or partially in cash are evaluated for their impact on earnings per share utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the notes are accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

In addition, if the conditional conversion feature of the notes is triggered, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, and our telephone number is (832) 308-4000. We lease approximately 62,340 square feet of space under our Houston headquarters office leases. In addition, we lease approximately 41,300 square feet of office and warehouse space in north Houston. Furthermore, we lease approximately 26,000 square feet in Frisco, Texas, where we manage our EFT transaction processing operations.  We also lease spaces in Whippany, New Jersey; Minnetonka, Minnesota; Portland, Oregon; and Rohnert Park, California, where we manage our merchant-owned businesses. Finally, we lease office space in Bethesda, Maryland, where we manage our Allpoint network operations.

In addition to our domestic office space, we lease office and storage spaces in the foreign countries in which we operate.  In the U.K., we lease office spaces in Hatfield, England, for our ATM operations and in Dundee, Scotland, for our i-design operations. Additionally, we lease two Green Team armored operations’ cash depot facilities located outside of London and Manchester, England, and warehouse and remote terminal spaces in Rotherham, England.  In Mexico, we lease office and warehouse space in Mexico City, Mexico. In Canada, we lease office space in Lethbridge, Alberta and Ottawa, Ontario. In Germany, we lease office space in Trier, Germany.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol “CATM.”  As of February 14, 2014, there were 85 stockholders of record of our common stock, excluding an indeterminate number of beneficial holders whose shares may be held of record at brokerage and clearing agencies.

Quarterly Stock Prices. The following table reflects the quarterly high and low sales prices for our common stock as reported on The NASDAQ Stock Market LLC:

1
	High	Low
2013
Fourth Quarter	$44.46	$35.46
Third Quarter	38.16	27.36
Second Quarter	30.00	26.29
First Quarter	28.46	23.13

2012
Fourth Quarter	$30.92	$22.20
Third Quarter	31.46	27.79
Second Quarter	30.25	24.77
First Quarter	28.50	23.70

Dividend Information. We have historically not paid, nor do we anticipate paying, dividends with respect to our common stock. For information on restrictions on our ability to pay dividends, see Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities.

Stock Performance Graph. The following graph compares the five-year total return to holders of Cardtronics Inc.'s common stock, the NASDAQ Composite index (the “Index”), and a customized peer group of 14 companies that includes: (i) ACI Worldwide, Inc. (ACIW), (ii) Acxiom Corporation (ACXM), (iii) CSG Systems International, Inc. (CSGS), (iv) Earthlink Inc. (ELNK), (v) Euronet Worldwide, Inc. (EEFT), (vi) Fair Isaac Corp. (FICO), (vii) Global Cash Access Holdings, Inc. (GCA), (viii) Global Payments, Inc. (GPN), (ix) Jack Henry & Associates, Inc. (JKHY), (x) NeuStar, Inc. (NSR), (xi) Outerwall, Inc. (OUTR), (xii) Sapient Corp. (SAPE), (xiii) SS&C Technologies Holdings, Inc. (SSNC), and (xiv) WEX, Inc. (WEX) (collectively, the “New Peer Group”). We selected the New Peer Group companies because they are publicly traded companies that: (i) have the same Global Industry Classification Standard classification, (ii) generate a similar amount of revenues, (iii) have similar market values, and (iv) provide services that are similar to the services we provide. The New Peer Group companies were revised during 2013. Our previous peer group included (i) Coinstar, Inc., (ii) Euronet Worldwide, Inc., (iii) Global Cash Access Holdings, Inc., (iv) Heartland Payment Systems Inc., (v) TNS, Inc. and (vi) WEX, Inc. (collectively, the “Old Peer Group”).

The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock, in our New Peer Group, in our Old Peer Group, and the Index on December 31, 2008; (ii) investments in the New Peer Group and the Old Peer Group were weighted based on the returns of each individual company within the group according to their market capitalization at the beginning of the period; and (iii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/08	12/09	12/10	12/11	12/12	12/13

Cardtronics Inc.	$ 100.00	$ 857.36	$ 1,372.09	$ 2,097.67	$ 1,840.31	$ 3,368.22
NASDAQ Composite	$ 100.00	$ 144.88	$ 170.58	$ 171.30	$ 199.99	$ 283.39
Old Peer Group	$ 100.00	$ 172.06	$ 212.31	$ 230.94	$ 300.08	$ 444.91
New Peer Group	$ 100.00	$ 149.68	$ 171.18	$ 179.31	$ 211.28	$ 317.24

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2013:

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2013:3

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value that may Yet be Purchased Under the Plan or Program (3)
October 1 – 31, 2013	513	$37.99	—	$—
November 1 – 30, 2013	676,370	$41.85	—	$—
December 1 – 31, 2013	3,861	$42.89	—	$—

_________

(1)

Represents shares surrendered to us by participants in our 2007 Stock Incentive Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2007 Stock Incentive Plan, except for 665,994 shares in November 2013 that were repurchased on the open market concurrently with the convertible note offering. For additional information on the convertible note offering, see Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt.

(2)

The price paid per share was based on the average high and low trading prices of our common stock on the dates on which we repurchased shares from the participants under our 2007 Stock Incentive Plan or in the open market.

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

Unregistered Sales of Equity Securities. There was none that was not previously reported on a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our consolidated financial statements. As a result of acquisitions of businesses during the years presented below, our financial results are not comparable in all periods. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share information and number of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$876,486	$780,449	$624,576	$532,078	$493,353
Income from operations (1)	82,601	90,507	77,275	66,263	43,000
Net income (2)	20,647	43,262	70,146	41,133	5,771
Net income attributable to controlling interests and available to common stockholders (2)	23,816	43,591	70,233	40,959	5,277
Per Share Data:
Basic net income per common share (2)	$0.52	$0.97	$1.60	$0.98	$0.13
Diluted net income per common share (2)	$0.52	$0.96	$1.58	$0.96	$0.13
Basic weighted average shares outstanding	44,371,313	43,469,175	42,201,491	40,347,194	39,244,057
Diluted weighted average shares outstanding	44,577,635	43,875,332	42,886,780	41,059,381	39,896,366

Consolidated Balance Sheets Data:
Total cash and cash equivalents	$86,939	$13,861	$5,576	$3,189	$10,449
Total assets	1,056,203	768,892	712,801	455,315	460,404
Total long-term debt and capital lease obligations, including current portion (3)	490,514	354,819	370,949	254,833	307,287
Total stockholders’ equity (deficit)	247,114	148,804	113,145	44,254	(1,290)

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$183,557	$136,388	$113,325	$105,168	$74,874
Cash flows from investing activities	(266,740)	(113,764)	(234,454)	(50,652)	(26,031)
Cash flows from financing activities	154,988	(14,084)	123,532	(62,150)	(42,232)

Operating Data (Unaudited):
Total number of ATMs (at period end):
ATM operations	66,984	56,395	48,105	33,116	32,413
Managed services	13,610	6,365	4,781	3,854	2,631
Total number of ATMs (at period end)	80,594	62,760	52,886	36,970	35,044

Total transactions (excluding managed services)	860,062	704,809	516,564	413,780	380,744
Total cash withdrawal transactions (excluding managed services)	521,282	443,312	318,615	253,890	241,928

____________

(1)

The year ended December 31, 2013 includes $8.7 million in nonrecurring property tax expense related to a change in assessment methodology in the U.K. Additionally, $15.4 million in acquisition-related costs were included in the results for the year ended December 31, 2013.

(2)

The year ended December 31, 2013 includes $13.8 million in income tax expense related to the restructuring of our U.K. business. The years ended December 31, 2011 and 2010 include $37.0 and $27.2 million, respectively, in income tax benefits.  The income tax benefit in 2011 related to a tax reporting change that was implemented in our U.K. operations, and the benefit in 2010 related to the reversal of previously-established valuation allowances on our domestic deferred tax assets. Additionally, 2010 includes a pre-tax charge of approximately $14.5 million related to certain charges associated with the refinancing of our outstanding debt obligations.

(3)

Our long-term debt as of December 31, 2013 consists of outstanding borrowings under our revolving credit facility, our senior subordinated fixed rate notes, and our convertible notes that were issued in November 2013. The convertible notes are shown on our Consolidated Balance Sheet at a carrying value of $216.6 million as of December 31, 2013, which represents the principal balance of $287.5 million less the unamortized discount of $70.9 million.

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

Our discussion and analysis includes the following topics:

•	Strategic Outlook

•	Developing Trends in the ATM and Financial Services Industry

•	Recent Events

•	Components of Revenues, Cost of Revenues, and Expenses

•	Results of Operations

•	Non-GAAP Financial Measures

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements Issued but Not Yet Adopted

•	Commitments and Contingencies

Strategic Outlook

Over the past several years, we have expanded our operations both domestically and internationally through acquisitions, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, expanded our relationships with leading financial institutions through growth of our Allpoint surcharge-free ATM network and bank branding programs, and made strategic acquisitions and investments to expand new product offerings and capabilities of our ATMs.

We have completed several acquisitions since 2011, including the acquisitions of: (1) six domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S. by approximately 29,500 ATMs, (2) two Canadian ATM operators for a total of approximately 1,400 ATMs, which allowed us to enter into and expand our international presence in Canada, and (3) Cardpoint in August 2013, which further expanded our U.K. ATM operations by approximately 7,100 ATMs and also allowed us to enter into the German market with approximately 800 ATMs. In addition to ATM acquisitions, we have also made strategic acquisitions including LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek and i-design group plc (“i-design”) in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue launching new products and services that will allow us to further leverage our existing ATM and financial services kiosk network.  In particular, we see opportunities to expand our operations through the following:

•	increase our number of deployed devices with existing as well as new merchant relationships
•	expand our relationships with leading financial institutions
•	work with non-traditional financial institutions and card issuers to further leverage our extensive ATM and financial services kiosk network
•	increase transaction levels at our existing locations
•	develop and provide additional services at our existing ATMs
•	pursue additional managed services opportunities
•	pursue international growth opportunities

For additional discussion of each of our strategic points above, see Part I, Item 1. Business – Our Strategy.

In September of 2013, we announced the formation of the Enterprise Growth Group under the leadership of David Dove, a payments and financial services industry professional with over 30 years of experience. The primary purpose of this new group is to develop and launch new products, enhance the utility of our existing products and services, develop and steer our corporate strategy and evaluate and manage merger and acquisition activity. As an output of the efforts of this group, we expect to continue to grow and diversify our sources of revenues and profits over time.

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

Increase in Usage of Stored-Value Prepaid Debit Cards. In the U.S., we have seen a proliferation in the issuance and acceptance of stored-value prepaid debit cards as a means for consumers to access their cash and make routine retail purchases. Based on published studies, the value loaded on stored-value prepaid cards such as open loop network-branded money and financial services cards, payroll cards, social security cards, and unemployment benefit cards, is expected to increase in the next few years.

We believe that our network of ATMs and financial services kiosks, located in well-known retail establishments throughout the U.S., provides a convenient and cost-effective way for holders of such cards to access their cash and potentially conduct other financial services transactions. Furthermore, through our Allpoint network, we partner with financial institutions that issue and sponsor stored-value prepaid debit card programs on behalf of corporate entities and governmental organizations, and we are able to provide holders of such cards convenient, surcharge-free access to their cash. We believe that the number of prepaid cards being issued and in circulation has increased significantly over the last couple of years and represents a significant portion of the year-over-year withdrawal transaction count gains that we have seen in the U.S.

Growth in Other Automated Consumer Financial Services. Approximately 75% of all ATM transactions in the U.S. are cash withdrawals, with the remainder representing other basic banking functions such as balance inquiries, transfers, and deposits. We believe that there are opportunities for a large non-bank ATM operator to provide additional financial services to customers, such as check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services through self-service kiosks. These additional consumer financial services could result in additional revenue streams for us and could ultimately result in increased profitability. However, it would require additional capital expenditures on our part to offer these services more broadly than we currently do.

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

Growth in International Markets. In most regions of the world, ATMs are less common than in the U.S. We believe the ATM industry will grow faster in certain international markets, as the number of ATMs per capita in those markets increases and begins to approach the levels in the U.S., as we have seen in the U.K. In addition, there has been a trend toward growth of non-branch ATMs in the other international markets we operate in, including Germany, which we entered into during 2013 through the Cardpoint acquisition.

•

United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all U.K. ATM operators), approximately 67,500 ATMs were deployed in the U.K. as of December 2013, of which approximately 32,800 were operated by non-banks. Similar to the U.S., electronic payment alternatives have gained popularity in the U.K. in recent years. However, cash is still the primary payment method preferred by consumers, representing approximately 60% of spontaneous payments above £1.00 according to the UK Payments Council’s UK Consumer Payments 2013 publication. Due to the maturing of the ATM market, we have seen both the number of ATM deployments and withdrawals slow in recent years, and there has been a shift from pay-to-use ATMs to free-to-use ATMs. We significantly expanded in the U.K. during 2013 through the acquisition of Cardpoint, and expect to further expand our operations in this market through new locations with existing merchant customers along with new merchants with whom we may acquire relationships and other growth strategies.

•

Germany. We entered the German market in August 2013 through our acquisition of Cardpoint. The German ATM market is highly fragmented and may be under-deployed, based on its population’s use of cash relative to other markets in which we operate, such as the U.S. and U.K. There are approximately 55,000 ATMs in Germany that are largely deployed in bank branch locations. This fragmented and potentially under-deployed market dynamic is attractive to us, and as a result, we believe there are a number of opportunities for growth in this market. Girocard, which is the interbank network that connects the ATM network of German ATMs and banks, enabled surcharging in early 2011.

•

Mexico. According to the Central Bank of Mexico, as of September 2013 (latest statistics date), Mexico had approximately 40,100 ATMs operating throughout the country, most of which were owned by national and regional banks. Due to a series of governmental and networks regulations over the past few years that have been mostly detrimental to us, along with increased theft attempts on our ATMs in this market, we have slowed our expansion in this market in recent years. However, we continue to pursue opportunities to grow profitably with large retailers and financial institutions in the region on a selective basis.

•

Canada. We entered the Canadian market in October 2011 through our acquisition of Mr. Cash, and further expanded our presence in the country through our acquisition of Can-Do-Cash in December 2012. We expect to continue to grow our number of ATM locations in this market and plan to leverage our U.S. operations to support our anticipated growth in this market. We believe that we can leverage our existing relationships with merchant retailers with whom we have significant existing relationships in place in the U.S. to service their Canadian operations, such as our expansion with 7-Eleven Canada during 2012. Furthermore, in 2012, we established a relationship with Scotiabank to provide vault cash in Canada, as well as brand the ATMs in 7-Eleven locations with their logo. As we expand our footprint in Canada, we plan to seek additional partnerships with financial institutions to implement bank branding and other financial services, similar to our bank branding and surcharge-free strategy in the U.S.

Increases in Surcharge Rates. As financial institutions in the U.S. increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets and with certain merchant customers as well. We also believe that higher surcharge rates in the market make our surcharge-free offerings more attractive to consumers and other financial institutions. In 2009 and 2010, we saw increases in surcharge rates in the industry. Over the last few years, we have seen a slowing of surcharge rate increases and expect to see more modest increases in surcharge rates in the near future.

Decrease in Interchange Rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks over which the underlying transactions are routed.  Over the last few of years, several networks in our U.S. segment have not only reduced the per transaction interchange paid to ATM deployers for transactions routed through their networks, but also increased the fees they charge ATM deployers to have access to their networks. These access fees are referred to as “acquirer fees.” As a result of these actions, we have experienced a decrease in the net interchange rate we receive on transactions performed at our ATMs. During the second quarter of 2012, a major global network reduced the interchange it pays to ATM deployers and also increased the acquirer fees paid by ATM deployers. This network action also prompted some financial institutions to shift their transaction volume to lower interchange rate networks, further reducing our interchange revenues. If additional financial institutions move to take advantage of the lower interchange rate, or if additional networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits would be further negatively impacted.  We have taken certain measures to mitigate our exposure to interchange rate reductions by networks, including, but not limited to: (1) where possible, routing transactions through a preferred network such as the Allpoint network, where we have influence over the per transaction rate; (2) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers; and (3) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners.

Interchange rates in the U.K., most of which are set by LINK, the U.K.’s primary ATM debit network, slightly declined as of January 1, 2013; however, LINK has slightly increased the interchange rates for 2014. LINK sets the interchange rates in the U.K. annually by using a cost-based methodology that incorporates interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2011 are considered for determining the 2013 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands.  Transactions conducted on our ATMs from these cards, which currently represent less than 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively.  The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK.  Accordingly, if any major financial institutions in the U.K. were to decide to leave the LINK network in favor of Visa or MasterCard, such a move could further reduce the interchange revenues that we receive from the related withdrawal transactions conducted on our ATMs in that market.

Recent Events

Withdrawal Transaction and Revenue Trends – U. S. For the year ended December 31, 2013, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 1.1% over the prior year. We define same-store ATMs as all ATMs that were continuously transacting for both the current period and the comparable period in the prior year to ensure the exclusion of any new growth or mid-month installations. We believe that the moderate increase in transactions during the year was attributable to several factors, including: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings; and (2) the continued growth in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments. These increases were partially offset by decreased consumer spending, surcharge rate increases, declining transaction rates at merchant-owned ATMs, and unfavorable weather in the first and fourth quarters of 2013 compared to 2012. We expect to continue to see a moderate rate of increase in the number of cash withdrawal transactions being conducted on our domestic ATMs.

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

Withdrawal Transaction and Revenue Trends – U.K. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging pay-to-use ATMs in the U.K., and as a result of this mix shift, our overall withdrawal transactions in the U.K. (excluding the effect of Cardpoint acquisition) increased by 13% for the year ended December 31, 2013 over the prior year. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues.

Financial Regulatory Reform in the U.S. The Dodd-Frank Act, which contains broad measures aimed at overhauling financial regulations within the U.S., was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) have resulted in the creation of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFT networks for electronic POS debit transactions. ATM debit transactions were determined not to be subject to regulation under the Dodd-Frank Act. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as POS debit interchange. As potentially an indirect consequence, certain networks over which our ATM transactions are routed have reduced the net interchange paid to us. Other possible impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer considered as an attractive form of payment as they previously had been. Decreased profitability on POS debit transactions could cause banks to provide incentives to their customers to use other payment types, such as credit cards. We also believe that merchant retailers may continue to have a preference to receive cash as a form of payment. In addition, there are other components to the Dodd-Frank Act that may ultimately impact us, but at this time, we are uncertain as to what impact the existing and future laws, and the resulting behavior by consumers and financial institutions, will ultimately have on our business.

Americans with Disabilities Act (“ADA”). The ADA requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice issued accessibility regulations under the ADA that became effective in March 2012.  We started preparing for these new regulations several years prior to the effective date by ensuring that the ATMs that we purchased and deployed were compliant with these regulations, and we believe that all of our U.S. ATMs that we own are currently ADA-compliant.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.”  This standard has already been adopted in the U.K., Germany, Mexico, and Canada, and our ATMs in those markets are in compliance.  In the U.S., MasterCard announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) for fraudulent counterfeit card Maestro cross-border transactions.  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, we do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1% of our U.S. transaction volume.  As of the Maestro liability shift date of April 2013, we have implemented additional fraud monitoring methods to minimize fraud losses.  To date, we have seen minimal fraud losses.   In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards.  MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We are closely monitoring the migration toward the EMV standard, and all of our recent ATM deployments have been with ATMs that are EMV-ready. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations. However, we currently estimate that the incremental potential cost to make our entire current Company-owned U.S. ATM fleet fully compliant with the EMV standard is approximately $30 million to $35 million, a portion of which has already been planned for within our budget for 2014. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. Furthermore, we could experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of this standard.

Restrictions on EBT Cards.  Recently released regulations at both the federal and state level prohibit the use of a debit cards loaded with government benefit payments (commonly called “EBT cards”) from being used at ATMs established in certain locations, primarily casinos, liquor stores, and adult entertainment venues.  Since we have not seen a significant use of EBT cards in such locations, we do not believe these restrictions will have any meaningful impact upon our transactional revenue.  However, if the scope and type of locations where EBT cards are prohibited expand, our transaction-based revenue may be adversely affected.

Financial Regulatory Reform in the U.K. and the European Union. In March 2013, the U.K. Treasury department (the “Treasury”) issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. The ultimate impact of the establishment of the PSR will not be known until it is officially formed.

In July 2013, the European Commission put forward a new draft directive (the “draft Directive”) to regulate payment service providers operating in the European Union (“PSD2”).  Broadly, PSD2 seeks to harmonize rules for the licensing of payment institutions and introduces certain common rules affecting all payment service providers (“PSPs”) throughout the European Union. The draft Directive sets out the rights and obligations of payment service users and PSPs together with transparency and security requirements to facilitate safe, efficient payment transactions.  Whereas the current Payment Services Directive exempts independent ATM deployers, PSD2 (as currently drafted) will apply to businesses of this nature. The draft Directive is currently still in Committee stage in the European Parliament and has not yet been properly considered by the Council. We anticipate that the draft Directive will not be finalized until 2015 and that it will take up to an additional two years for member states to transpose it into domestic law. In parallel with PSD2, the European Commission has introduced a new Regulation (“MIF Regulation”) aimed at reducing the level of interchange fees charged by card schemes for Point-of-Sale (“POS”) transactions, as well as altering certain of the business rules contained in card scheme rulebooks. The fee caps in the MIF Regulation do not apply to cash withdrawal transactions at ATMs, but certain of the other provisions in the MIF Regulation could apply to ATM operators (although their precise effects are currently uncertain). The Regulation is also currently in Committee stage at the European Parliament and we anticipate that there will be significant amendments to the Commission’s text by the time the Parliament adopts its official position. We anticipate that the MIF Regulation will be finalized in 2015, but in contrast to PSD2, the MIF Regulation will be directly effective in the member states and will not require any further implementing legislation. For additional information on regulatory risks in the U.K., see Item 1A. Risk Factors.

U.K. Property Taxes. In the U.K., there is no requirement for property owners to declare ownership and valuation to taxing authorities for property tax purposes (referred to as “business rates” in the U.K.). Rather, the U.K. government sets the valuations on all the assessable properties that it is aware of and distributes the results to the various local government councils, who then may or may not send property tax bills to property owners at their discretion. Through mid-2013, we had only received tax bills for a portion of the ATMs in the U.K. and these amounts were not significant in the past. In May 2013, we received a notice from the U.K. governmental agency in charge of property taxes stating that it had obtained location and transaction count data for all ATMs in the U.K., and that it was in the process of creating or updating the valuations on many U.K. ATMs across the industry. In 2013, we received listings of proposed valuations for our ATMs, which indicated an annual incremental assessment of approximately £1.8 million ($2.9 million), net of amounts that may be contractually recovered from merchants and potential reductions resulting from successfully challenging the assessments with the U.K. government and local authorities. Under U.K. law, these taxes may be payable retroactive to April 2010 or to the date of first occupancy, whichever is later. As a result, we believe that it is probable that we will be assessed on significantly more ATMs than in the past, and as a result, during 2013 we recorded an additional expense of $8.7 million through the Cost of ATM operating revenues line item on our Consolidated Statement of Operations to account for not only current year taxes assessable but also an estimate for taxes assessable relating to previous years. We believe there are several strategies to mitigate these property tax assessments and we plan to aggressively pursue these strategies, to not only reduce the retroactive portion of such assessments, but to also minimize the potential ongoing impact of this change in approach by the U.K. taxing authorities.

Expansion in Germany. As noted above in Developing Trends in the ATM and Financial Services Industry – Growth in International Markets, we entered the German market in August 2013 through our acquisition of Cardpoint. The German ATM market is highly fragmented and may be under-deployed based on its population’s use of cash relative to other markets in which we operate, such as the U.S. and U.K. There are approximately 55,000 ATMs in Germany that are largely deployed in branch locations. This fragmented and potentially under-deployed market dynamic is attractive to us, and as a result, we believe there are a number of opportunities for growth in this market and we plan to pursue many of them.

Mexico Business. In September 2012, we completed a required migration of our U.S. dollar-dispensing ATMs in Mexico so that we could continue to settle our U.S. dollar-denominated transactions through Promoción y Operación S.A. de C.V. (“PROSA-RED”).  This process change, combined with the overall recent downward trend in surcharge transactions in Mexico stemming from regulatory changes in 2010, has resulted in a reduction of the revenues and profits we earn from our ATMs in Mexico.  As a result, we have reduced our ATM deployments in Mexico in recent years and we continue to evaluate each ATM’s revenue and profit contributions to our Mexico operations. During the fourth quarter of 2013, in response to increased physical ATM theft attempts and lower profitability on certain ATMs in Mexico, we took a number of ATMs out of service for a period of time to enhance some security features. In spite of some of the recent challenges of operating in this market, we believe long-term opportunities remain to operate a profitable operation in this market.

Convertible Note Offering. In November 2013, we completed an underwritten private placement of convertible senior notes (“Convertible Notes”), generating gross proceeds of $287.5 million. The Convertible Notes pay semi-annual interest at a rate of 1.0% per annum on the $287.5 million aggregate principal balance and mature in December 2020. We are required to settle the principal balance of the Convertible Notes in cash and/or stock upon conversion or maturity at our election.

Simultaneous with the issuance of the Convertible Notes, we entered into hedging transactions designed to offset dilution to our common stock in the event of a conversion under the Convertible Notes. The note hedge instruments (“Note Hedges”) have a strike price of $52.35, which is equal to the conversion rate under the Convertible Notes, are exercisable by us upon any conversion under the Convertible Notes and expire in December 2020. We also sold warrants (“Warrants”) in our common stock with a strike price of $73.29. The net effect of the Note Hedges and Warrants was to raise the effective conversion price of the Convertible Notes to $73.29.

We used the net offering proceeds from the Convertible Notes and the Warrants to purchase the Note Hedges,  to repay outstanding borrowings under our revolving credit facility, and to concurrently repurchase shares of our common stock from the initial purchasers of the Convertible Notes. We intend to use the remainder of the net proceeds from the offering for general corporate purposes, which may include working capital and capital expenditures. See Part II, Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt for a complete discussion of these transactions and their accounting implications.

Factors Impacting Comparability Between Periods

•

Foreign Currency Exchange Rates. Our reported financial results are subject to fluctuations in exchange rates. With relatively minor fluctuations in the average rates between 2011 and 2013, our overall results have not been significantly impacted.

•	Acquisitions. The results of operations for any acquired entities during a particular year have been included in our consolidated results for that year since the respective dates of acquisition.

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

ATM Operating Revenues. We present revenues from ATM and automated consumer financial services, branding arrangements, surcharge-free network offerings and managed services as “ATM operating revenues” in our Consolidated Statements of Operations. These revenues include the fees we earn per transaction on our ATMs, fees we generate from bank branding arrangements and our surcharge-free network offerings, fees we earn on managed services arrangements, and fees earned from providing certain maintenance services. Our revenues from ATM services have increased in recent years due to the acquisitions we have completed, by unit expansion with our customer base, acquisition of new merchant relationships, expansion of our bank branding program, and the growth of our Allpoint network.

ATM operating revenues primarily consist of the four following components: (1) surcharge revenue, (2) interchange revenue, (3) branding and surcharge-free network revenue, and (4) managed services revenue.

•

Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the type of arrangement under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. Surcharge fees per surcharge-bearing transaction will vary depending upon the competitive landscape for surcharge fees at newly-deployed ATMs, the roll-out of additional branding arrangements, and future negotiations with existing merchant partners. For those ATMs that we own or operate that participate in surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who are participants of such networks; rather we receive interchange and branding or surcharge-free network revenues, which are further discussed below. For certain ATMs owned and primarily operated by the merchant, we do not receive any portion of the surcharge but rather the entire fee is earned by the merchant. In the U.K., ATM operators must either operate ATMs on a free-to-use (surcharge-free) or on a pay-to-use (surcharging) basis. On free-to-use ATMs in the U.K., we only earn interchange revenue on withdrawal and other transactions, such as balance inquiries, that are paid to us by the customer’s financial institution through the ATM network in the U.K. On pay-to-use ATMs, we only earn a surcharge fee on withdrawal transactions and no interchange is paid to us by the cardholder’s financial institution, except for non-cash withdrawal transactions such as balance inquiries for which interchange is paid to us by the cardholder’s financial institution. In Germany, we collect a surcharge fee on withdrawal transactions but do not receive any interchange revenue. In Mexico, domestic surcharge fees are generally similar to those charged in the U.S., except for machines that dispense U.S. dollars, where we charge an additional foreign currency convenience fee. Finally, in Canada, surcharge fees are comparable to those charged in the U.S. and we also earn an interchange fee that is paid to us by the cardholder’s financial institution.

•

Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM owned by another operator and for the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, with the remaining portion being retained by the EFT network. In the U.S., interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. On approximately 57% of our U.S. transactions, the interchange fees that we earn are set by the EFT networks and vary according to EFT network arrangements with financial institutions, as well as the type of transaction. Such fees are typically lower for balance inquiries and fund transfers and higher for withdrawal transactions. On the rest of our U.S. transactions, we have negotiated with the financial institution or network for the per transaction interchange fees that we earn. In the U.K., interchange fees are earned on all ATM transactions other than pay-to-use cash withdrawals. LINK sets the interchange rates for most ATM transactions in the U.K. annually by using a cost-based methodology that, among other costs, factors in the interest rates and cash costs from two years back (i.e., interest rates and other costs from 2012 are considered for determining the 2014 interchange rate). In Germany, there is no interchange mechanism and our primary revenue source is convenience fees paid by ATM users. Currently, we do not receive interchange revenue from domestic transactions in Mexico due to rules promulgated by the Central Bank of Mexico, which became effective in May 2010.  These rules require ATM operators to choose between receiving an interchange fee from the consumer’s card-issuing bank or a surcharge fee from the consumer.  When a surcharge is received by the ATM operator, the rules prohibit a bank from charging its cardholder an additional fee.  In Canada, interchange fees are determined by Interac (the interbank network in Canada), and have remained at a constant rate over the past few years.

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

In addition to the above, we also earn ATM operating revenues from the provision of more sophisticated financial services transactions at certain financial services kiosks that, in addition to standard ATM services, offer bill payment, check cashing, remote deposit capture, and money transfer services.

The following table presents the components of our total ATM operating revenues for the years indicated:

	2013	2012	2011
Surcharge revenue	46.0%	47.2%	48.7%
Interchange revenue	32.6	32.5	31.7
Bank branding and surcharge-free network revenues	16.6	16.1	15.6
Other ATM operating revenues, including managed services	4.8	4.2	4.0
Total ATM operating revenues	100.0%	100.0%	100.0%

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

Cost of Revenues

Our cost of revenues primarily consists of those costs directly associated with transactions completed on our network of ATMs and financial services kiosks. These costs include merchant commissions, vault cash rental expense, other cost of cash, repairs and maintenance expense, communications expense, transaction processing fees, and direct operations expense. To a lesser extent, cost of revenues also includes those costs associated with the sales of ATMs. The following is a description of our primary cost of revenues categories:

•

Merchant Commissions. We pay our merchants a fee for allowing us an exclusive right to place our ATM at their location and that fee amount depends on a variety of factors, including the type of arrangement under which the device is placed, the type of location, and the number of transactions on that device. For the year ended December 31, 2013, merchant commissions represented 31.7% of our ATM operating revenues.

•

Vault Cash Rental Expense. We pay a fee to our vault cash providers for renting the cash that is maintained in our devices. As the fees we pay under our contracts with our vault cash providers are based on market rates of interest, changes in interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate swaps on varying amounts of our current and anticipated outstanding cash balances in our domestic operations through 2018. Our interest rate swaps in the U.K. expired as of December 31, 2013. For the year ended December 31, 2013, vault cash rental expense, inclusive of our interest rate swap expense, represented 5.8% of our ATM operating revenues.

•

Other Costs of Cash. Other costs of cash includes all costs associated with the provision of cash for our devices except for rental expense, including armored courier services, insurance, cash reconciliation, associated wire fees, and other costs. For the year ended December 31, 2013, other costs of cash represented 9.2% of our ATM operating revenues.

•

Repairs and Maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the device. We typically use third parties with national operations to provide these services, except for in the U.K. where we maintain an engineer team to service most of our ATMs in that market and those costs are included in the Other Expenses line described below. For the year ended December 31, 2013, repairs and maintenance expense represented 6.7% of our ATM operating revenues.

•

Communications. Under our Company-owned arrangements, we are responsible for expenses associated with providing telecommunications capabilities to the devices, allowing them to connect with the applicable EFT network.

•

Transaction Processing. We maintain our own EFT transaction processing platform, through which the majority of our ATMs are driven and monitored.  We also utilize third-party processors to gateway transactions to the EFT networks for authorization by the cardholders’ financial institutions and to settle transactions.  As a result of acquisitions completed in the last few years, we have inherited transaction processing contracts with certain third-party providers that have varying lengths of remaining contractual terms. Over the next couple of years, we expect to convert the majority of ATMs currently operating under these contracts to our own EFT transaction processing platform.

•

Other Expenses. Other expenses primarily consist of direct operations expenses, which are costs associated with managing our network, including expenses for monitoring the devices, program managers, technicians, cash ordering and forecasting personnel,  and customer service representatives. Additionally, it includes personnel-related costs for maintaining our in-house armored courier operation and maintenance teams in our operations in the U.K.

•

Cost of ATM Product Sales. In connection with the sale of equipment to merchants and distributors, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses.

We define variable costs as those that vary based on transaction levels. The majority of merchant commissions, vault cash rental expense, and other costs of cash fall under this category. The other categories of cost of revenues are mostly fixed in nature, meaning that any significant decrease in transaction volumes would lead to a decrease in the profitability of our operations, unless there was an offsetting increase in per-transaction revenues or decrease in our fixed costs. Although the majority of our operating costs are variable in nature, an increase in transaction volumes may lead to an increase in the profitability of our operations due to the economies of scale obtained through increased leveraging of our fixed costs and incremental preferential pricing obtained from our vendors. We exclude depreciation, accretion, and amortization of ATMs and ATM-related assets from our cost of ATM revenues.

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

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the years indicated. Percentages may not add due to rounding.

	2013	2012	2011
Revenues:
ATM operating revenues	97.5%	95.3%	95.6%
ATM product sales and other revenues	2.5	4.7	4.4
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below) (1)	65.5	64.4	63.5
Cost of ATM product sales and other revenues	2.4	4.3	3.8
Total cost of revenues	67.9	68.7	67.3
Gross profit	32.1	31.3	32.7
Operating expenses:
Selling, general, and administrative expenses (2)	9.7	8.4	8.9
Acquisition-related expenses (3)	1.8	0.4	0.8
Depreciation and accretion expense	7.8	7.9	7.7
Amortization expense	3.1	2.8	2.9
Loss on disposal of assets	0.3	0.2	0.2
Total operating expenses	22.7	19.7	20.4
Income from operations	9.4	11.6	12.4
Other expense (income):
Interest expense, net	2.4	2.7	3.2
Amortization of deferred financing costs and note discount	0.2	0.1	0.2
Other income	(0.4)	(0.2)	(0.1)
Total other expense	2.3	2.6	3.3
Income before income taxes	7.1	9.0	9.1
Income tax expense (benefit) (4)	4.8	3.5	(2.1)
Net income	2.4	5.5	11.2
Net loss attributable to noncontrolling interests	(0.4)	—	—
Net income attributable to controlling interests and available to common stockholders	2.7%	5.6%	11.2%

_______________

(1)Excludes effects of depreciation, accretion, and amortization expense of $87.2 million, $74.7 million and $59.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The inclusion of this depreciation, accretion, and amortization expense in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.9%, 9.6%, and 9.5% for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)Includes stock-based compensation expense of $11.4 million, $10.2 million, and $8.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. The years ended December 31, 2013 and 2012 includes the effect of $0.5 million and $1.0 million, respectively, in severance costs associated with management of our U.K. operations.

(3)Acquisition-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including contract termination costs, related to acquisitions.

(4)The year ended December 31, 2011 includes $37.0 million in income tax benefits that were realized as a result of a tax reporting change implemented with respect to our U.K. operations. The year ended December 31, 2013 includes $13.8 in income tax expense associated with restructuring our U.K. operations.

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

EXCLUDING ACQUISITIONS:	Years Ended December 31,
	2013	2012
Average number of transacting ATMs:
United States: Company-owned	28,023	26,049
United Kingdom	4,405	3,999
Mexico	2,533	2,797
Canada	1,130	851
Subtotal	36,091	33,696
United States: Merchant-owned	15,782	17,773
Average number of transacting ATMs – ATM operations	51,873	51,469

United States: Managed services - Turnkey (1)	2,191	2,087
United States: Managed services - Processing Plus (1)	5,013	3,841
United Kingdom: Managed services	21	21
Canada: Managed services	26	25
Average number of transacting ATMs – Managed services	7,251	5,974

Total average number of transacting ATMs	59,124	57,443

Total transactions (in thousands):
ATM operations	790,893	704,809
Managed services	49,171	39,856
Total transactions	840,064	744,665

Total cash withdrawal transactions (in thousands):
ATM operations	478,561	443,312
Managed services	31,612	25,287
Total cash withdrawal transactions	510,173	468,599

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	769	718

ATM operating revenues	$1,237	$1,178
Cost of ATM operating revenues (2)	824	792
ATM operating gross profit (2)(3)	$413	$386

ATM operating gross profit margin (2)(3)	33.4%	32.8%

____________

(1) ATMs under “Turnkey” managed services arrangements are those for which we provide broad services similar to our Company-owned ATMs, including transaction processing, monitoring, maintenance, cash management, communications, and customer service. For ATMs under “Processing Plus” managed services arrangements, we typically provide transaction processing, settlement and reporting, and customer service.

(2)Amounts presented exclude the effect of depreciation, accretion, and amortization expense, which is presented separately in our consolidated statements of operations. Additionally, excludes the effect of $8.7 million of nonrecurring expense related to U.K. property taxes for prior periods in the year ended December 31, 2013.

(3)ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions in the periods presented:

INCLUDING ACQUISITIONS:	Years Ended December 31,
	2013	2012
Average number of transacting ATMs:
United States: Company-owned	28,333	26,049
United Kingdom	7,450	3,999
Mexico	2,533	2,797
Canada	1,600	851
Germany	365	—
Subtotal	40,281	33,696
United States: Merchant-owned	21,072	17,773
Average number of transacting ATMs – ATM operations	61,353	51,469

United States: Managed services - Turnkey (1)	2,191	2,087
United States: Managed services - Processing Plus (1)	8,220	3,841
United Kingdom: Managed services	21	21
Canada: Managed services	306	25
Average number of transacting ATMs – Managed services	10,738	5,974

Total average number of transacting ATMs	72,091	57,443

Total transactions (in thousands):
ATM operations	860,062	704,809
Managed services	60,027	39,856
Total transactions	920,089	744,665

Total cash withdrawal transactions (in thousands):
ATM operations	521,282	443,312
Managed services	40,223	25,287
Total cash withdrawal transactions	561,505	468,599

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	708	718

ATM operating revenues	$1,127	$1,178
Cost of ATM operating revenues (2)	744	792
ATM operating gross profit (2)(3)	$383	$386

ATM operating gross profit margin (2)(3)	34.0%	32.8%

____________

(1) ATMs under “Turnkey” managed services arrangements are those for which we provide broad services similar to our Company-owned ATMs, including transaction processing, monitoring, maintenance, cash management, communications, and customer service. For ATMs under “Processing Plus” managed services arrangements, we typically provide transaction processing, settlement and reporting, and customer service.

(2)Amounts presented exclude the effect of depreciation, accretion, and amortization expense, which is presented separately in our consolidated statements of operations. Additionally, excludes the effect of $8.7 million of nonrecurring expense related to U.K. property taxes for prior periods in the year ended December 31, 2013.

(3)ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Analysis of Results of Operations

Revenues

	For the Years Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, excluding percentages)
ATM operating revenues	$854,196	14.9%	$743,662	24.5%	$597,219
ATM product sales and other revenues	22,290	(39.4)%	36,787	34.5%	27,357
Total revenues	$876,486	12.3%	$780,449	25.0%	$624,576

ATM operating revenues. ATM operating revenues generated during 2013 and 2012 increased $110.5 million and $146.4 million, respectively, from the prior years. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	2012 to 2013 Variance
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$11,987	$30,765	$(880)	$—	$41,872
Interchange revenue	8,195	25,618	2,841	—	36,654
Bank branding and surcharge-free network revenues	20,520	—	2,311	(55)	22,776
Managed services revenues	4,302	(3)	—	—	4,299
Other revenues	7,685	4,564	(163)	(7,153)	4,933
Total increase in ATM operating revenues	$52,689	$60,944	$4,109	$(7,208)	$110,534

	2011 to 2012 Variance
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$60,730	$(3,767)	$3,595	$—	$60,558
Interchange revenue	25,880	22,784	3,390	—	52,054
Bank branding and surcharge-free network revenues	22,435	—	3,584	22	26,041
Managed services revenues	5,777	16	—	—	5,793
Other revenues	3,743	—	(103)	(1,643)	1,997
Total increase in ATM operating revenues	$118,565	$19,033	$10,466	$(1,621)	$146,443

United States. During the years ended December 31, 2013 and 2012, our U.S. operations experienced an increase in ATM operating revenues when compared to the prior years, driven in part by contributions from acquired businesses which accounted for approximately $11.8 million and $73.7 million of the increase for 2013 and 2012, respectively.  In both periods, the remaining increase was due to growth achieved from a combination of revenue sources, including: (1) increased surcharge and interchange revenues primarily as a result of a higher machine count and total transaction count; (2) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and (3) an increase in managed services revenue as a result of the expansion of these services in the past year. Additionally, in 2012, we experienced an increase in interchange revenue as a result of an increase in withdrawal transactions by 13% (excluding the increase from acquisitions), partially offset by a decline in the per withdrawal interchange rate as there was an interchange rate reduction by a major network that became effective during the second quarter of 2012 and a shift of volume to lower interchange rate networks.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events - Withdrawal Transaction and Revenue Trends – U.S. above.

Europe. Our Europe segment, which includes both the U.K. and also Germany as a result of the Cardpoint acquisition completed in August 2013, experienced an increase in ATM operating revenues during the years ended December 31, 2013 and 2012 when compared to the prior years. In 2013, $49.3 million of the increase was attributable to the contribution of the acquisition of Cardpoint (and to a lesser extent, i-design) completed during the year. The remaining increase was primarily driven by higher interchange revenues as a result of higher transactions primarily as a result of unit growth and higher non-monetary transactions on our ATMs in the U.K. during 2013 over 2012, partially offset by slightly lower interchange rates.  In 2012, the increase was also primarily driven by higher interchange revenues as a result of a 46% increase in the number of free-to-use ATMs we operated in that market. This volume increase was partially offset by slightly lower interchange rates and a decline in surcharge revenues.  The decrease in surcharge revenues was due to a combination of same-store surcharge transaction decreases on pay-to-use ATMs and fewer ATMs operated under this arrangement type.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events - Withdrawal Transaction and Revenue Trends – U.K. above.

Other International. ATM operating revenues in this segment, which include the results of Mexico and Canada, also increased in 2013 and 2012 compared to the prior years. Acquisitions completed during the periods contributed to this increase by $2.5 million and $2.2 million for 2013 and 2012, respectively. The remaining increase was attributable to our Canadian operations with the addition of a significant new merchant contract in 2012 and the acquisition of Can-Do-Cash in December 2012. Lower ATM operating revenues from our Mexico operations partially offset the increases in both 2013 and 2012 as a result of lower transaction volumes.

ATM product sales and other revenues. ATM product sales and other revenues for the year ended December 31, 2012 was higher than 2013 and 2011 due to higher equipment and value-added reseller (“VAR”) program sales to merchants and distributors during the first half of 2012 as a result of higher demand for new ATMs in response to new regulations under the ADA that became effective during the first quarter of 2012. Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer.

Cost of Revenues

	For the Years Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, excluding percentages)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$573,959	14.2%	$502,682	26.8%	$396,347
Cost of ATM product sales and other revenues	21,328	(36.2)%	33,405	40.5%	23,768
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$595,287	11.0%	$536,087	27.6%	$420,115

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) during 2013 and 2012 increased $71.3 million and $106.3 million, respectively, from the prior years. The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	2012 to 2013 Variance
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$9,178	$15,866	$2,797	$—	$27,841
Vault cash rental expense	(792)	432	458	—	98
Other costs of cash	4,560	4,641	905	—	10,106
Repairs and maintenance	1,068	2,342	1,037	—	4,447
Communications	(1,258)	2,736	453	(237)	1,694
Transaction processing	597	4,074	468	(893)	4,246
Stock-based compensation	(19)	—	—	—	(19)
Other expenses	4,371	17,764	784	(55)	22,864
Total increase in cost of ATM operating revenues	$17,705	$47,855	$6,902	$(1,185)	$71,277

	2011 to 2012 Variance
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$45,336	$6,733	$4,457	$—	$56,526
Vault cash rental expense	8,138	(130)	432	—	8,440
Other costs of cash	7,159	3,920	2,168	—	13,247
Repairs and maintenance	8,910	1,242	351	—	10,503
Communications	2,923	527	343	(43)	3,750
Transaction processing	2,772	1,541	542	(1,600)	3,255
Stock-based compensation	27	—	—	—	27
Other expenses	6,724	3,160	553	150	10,587
Total increase in cost of ATM operating revenues	$81,989	$16,993	$8,846	$(1,493)	$106,335

United States. During the years ended December 31, 2013 and 2012, cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) increased in our U.S. operations when compared to the prior years as a result of higher ATM operating revenues. Increased costs from acquisitions completed during the periods contributed approximately $4.8 million and $54.4 million to the increases in 2013 and 2012, respectively. The remaining increases are primarily the result of higher transaction volumes and ATM unit growth driven by organic revenue growth. Vault cash rental expense decreased during 2013 compared to 2012 due to more efficient vault cash forecasting, which translated to generally lower daily vault cash balances outstanding. Communications expense decreased as a result of more favorable pricing compared to the prior year.

Europe. Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) increased in both 2013 and 2012 when compared to the prior years. Our 2013 acquisitions contributed $33.2 million to the increase in cost of ATM operating revenues over 2012.  The other expenses category for 2013 was higher primarily due to $8.7 million in nonrecurring expenses related to retroactive property taxes that we believe are likely to be assessed on certain ATMs in the U.K. For further details on this matter, see Recent Events– U.  K. Property Taxes. In 2012, the overall expense increase was primarily due to a 23% increase in the number of average transacting ATMs in the U.K., a 38% increase in the total number of transactions conducted on our U.K. machines, and an increase in employee-related costs in that market. The overall cost increase in 2012 was partially offset by lower interest rate swap payments made in 2012 compared to 2011, as a result of lower outstanding swap contracts during 2012, which is reflected in the Vault cash rental expense line above.

Other International. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) from our Other International operations increased in both 2013 and 2012 when compared to the prior years, primarily due to the growth of our Canadian operations, as described above.

Cost of ATM product sales and other revenues. The cost of ATM product sales and other revenues was higher in 2012 compared to 2013 and 2011 due to the higher equipment and VAR program sales during the first half of 2012, which is consistent with the related revenues, as discussed above.

Gross Profit Margin

	2013	2012	2011
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.8%	32.4%	33.6%
Inclusive of depreciation, accretion, and amortization	22.6%	22.4%	23.7%
ATM product sales and other revenues gross profit margin	4.3%	9.2%	13.1%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization	32.1%	31.3%	32.7%
Inclusive of depreciation, accretion, and amortization	22.1%	21.7%	23.2%

ATM operating gross profit margin. Our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization increased by 0.4 percentage points between 2012 and 2013, compared to a decrease of 1.2 percentage points between 2011 and 2012. Additionally, our ATM operating gross profit margin inclusive of depreciation, accretion, and amortization increased by 0.2 percentage points between 2012 and 2013, compared to a decrease of 1.3 percentage points between 2011 and 2012. The margin increases in 2013 over 2012 are in spite of an $8.7 million expense recorded during 2013 associated with a nonrecurring charge associated with business rates (property taxes) in our U.K. operations related to assessments expected to be received for previous years. Without this charge, the ATM operating gross profit margin would have been higher by an additional 1.0 percentage point, which is primarily the result of our higher revenues in 2013, a reduction in our operating costs on a per transaction basis, and improved margins on the businesses acquired during the past two years. For additional information regarding the U.K. property tax matter, see Recent Events– U.K. Property Taxes.  In 2012, the margin decreases were primarily attributable to the initially lower margins on the acquired businesses and as a result of lower interchange rates earned on our U.S. transactions as a result of interchange rate reductions that took effect during the second quarter of 2012 and start-up costs associated with new ATMs deployed during the year.

We expect that our gross profit margin for 2014 to be slightly higher than 2013, excluding the effect of prior period business rates charges in 2013, and due to improved margins on the acquired businesses.

ATM product sales and other revenues gross profit margin. Our gross profit margin on ATM product sales and other revenues declined in 2013 and 2012 compared to prior year periods by 4.9 and 3.9 percentage points, respectively, primarily as a result of declining VAR equipment sales, which have higher margins compared to other ATM product sales.

Selling, General, and Administrative Expenses

	For the Years Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$73,179	32.2%	$55,345	17.4%	$47,161
Stock-based compensation	11,413	12.1%	10,180	20.9%	8,421
Acquisition-related expenses	15,400	362.2%	3,332	(29.8)%	4,747
Total selling, general, and administrative expenses	$99,992	45.2%	$68,857	14.1%	$60,329

Percentage of total revenues:
Selling, general, and administrative expenses	8.3%		7.1%		7.6%
Stock-based compensation	1.3%		1.3%		1.3%
Acquisition-related expenses	1.8%		0.4%		0.8%
Total selling, general, and administrative expenses	11.4%		8.8%		9.7%

Selling, general, and administrative expenses (“SG&A expenses”). SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $17.8 million and $8.2 million for the years ended December 31, 2013 and 2012, respectively, when compared to the prior years. These increases were due to: (1) higher payroll-related costs compared to the same period in 2012 due to increased headcount, including employees added from the acquisitions completed between the periods; (2) increased incentive-based compensation; (3) severance costs associated with our U.K. operations; and (4) higher marketing and professional expenses.

Stock-based compensation. The $1.2 million and $1.8 million increases in stock-based compensation during the years ended December 31, 2013 and 2012, respectively, was due to restricted stock grants to new employees and the issuance of restricted stock units to employees under our Long Term Incentive Plan (“LTIP”). For additional details on equity awards, see Item 8. Financial Statements and Supplementary Data, Note 3, Stock-Based Compensation.

Acquisition-related expenses. The increase in acquisition-related expenses for both 2013 and 2012 over the prior year periods related to the following: (1) legal and professional costs incurred to complete the acquisitions during the year; (2) certain nonrecurring integration and transition-related costs; (3) contract termination costs for certain acquired businesses; and (4) other costs.

Depreciation and Accretion Expense

	For the Years Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, excluding percentages)
Depreciation expense	$65,703	11.6%	$58,897	28.8%	$45,716
Accretion expense	2,777	6.7%	2,602	15.9%	2,246
Depreciation and accretion expense	$68,480	11.4%	$61,499	28.2%	$47,962

Percentage of total revenues:
Depreciation expense	7.5%		7.5%		7.3%
Accretion expense	0.3%		0.3%		0.4%
Depreciation and accretion expense	7.8%		7.9%		7.7%

For the years ended December 31, 2013 and 2012, depreciation expense increased when compared to prior years primarily as a result of the deployment of additional Company-owned ATMs as a result of our organic ATM unit growth, new ATMs purchased to replace older non-ADA-compliant ATMs, and ATMs acquired through various acquisitions. Accretion expense increased during these years as well, due to additional asset retirement obligations that were established in connection with newly deployed ATMs and acquired ATMs. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, the ATMs at certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization Expense

	For the Years Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, excluding percentages)
Amortization expense	$27,336	25.9%	$21,712	21.2%	$17,914

Percentage of total revenues	3.1%		2.8%		2.9%

Amortization expense is primarily comprised of the amortization of intangible assets related to customer and branding contracts and relationships recorded in connection with purchase accounting valuations for completed acquisitions. The increases in amortization expense during the past two years compared to prior years were due to the addition of intangible assets from the acquisitions completed during the respective periods.

Loss on Disposal of Assets

	For the Years Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, excluding percentages)
Loss on disposal of assets	$2,790	56.1%	$1,787	82.2%	$981

Percentage of total revenues	0.3%		0.2%		0.2%

We recognized higher losses on disposal of assets during the year ended December 31, 2013 compared to 2012, primarily as a result of de-installing certain underperforming ATMs in Mexico. The higher losses on disposal of assets in 2012 compared to 2011 were primarily due to the replacement of certain non-ADA-compliant ATMs in the U.S.

Interest Expense, Net

	For the Years Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, excluding percentages)
Interest expense, net	$21,155	—%	$21,161	5.2%	$20,116
Amortization of deferred financing costs and note discount	1,931	115.5%	896	(9.8)%	993
Total interest expense, net	$23,086	4.7%	$22,057	4.5%	$21,109

Percentage of total revenues	2.6%		2.8%		3.4%

Interest expense, net. Interest expense, net, remained consistent for the year ended December 31, 2013 when compared to 2012 as a result of similar average outstanding debt balances during the years. Interest expense, net, increased during the year ended December 31, 2012 when compared to 2011 due to borrowings under our revolving credit facility to fund the acquisitions made during the year, which resulted in a year-over-year increase in average debt outstanding during the year.

Amortization of deferred financing costs and note discount. Amortization of deferred financing costs and note discount during the year ended December 31, 2013 was higher compared to 2012 due to the amortization of $5.0 million in deferred financing costs and $71.7 million in note discount related to convertible notes that were issued in November 2013. In 2012, amortization of deferred financing costs was lower than 2011 due to the write off of certain deferred financing costs as a result of the modification of our $250.0 million revolving credit facility in July 2011. We expect the amortization of deferred financing costs and note discount to be significantly higher in 2014 due to the amortization associated with the convertible notes.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt.

Income Tax Expense

	For the Years Ended December 31,
	2013	% Change	2012	% Change	2011
	(In thousands, excluding percentages)
Income tax expense (benefit)	$42,018	55.6%	$27,009	305.0%	$(13,176)

Effective tax rate	67.1%		38.4%		(23.1)%

Income tax expense for the year ended December 31, 2013 related primarily to the consolidated income generated from our domestic operations and tax structure changes during the year.  The significant expense and effective tax rate increase for the year ended December 31, 2013 when compared to 2012 was primarily due to: (1) restructuring of our U.K. operations during the third quarter of 2013, which resulted in the recognition of a $13.8 million income tax charge, which primarily relates to deferred tax assets that are no longer realizable as a result of the restructuring; (2) operating losses in certain of our foreign operations for which we do not record a tax benefit because we carry a valuation allowance on those deferred tax assets;  (3) certain current year losses on our U.S. tax return that cannot be recognized as a result of the U.K. restructuring; and (4) certain non-deductible acquisition costs. We continue to maintain valuation allowances for our local net deferred tax asset positions for certain of our entities in the U.K. and Mexico, as we currently believe that it is more likely than not that these tax assets will not be realized.

On August 7, 2013, through our wholly owned subsidiaries, we acquired all of the outstanding shares of Cardpoint,  with operations in the U.K. and Germany. At the time of the acquisition, ten legal entities were active under Cardpoint (collectively, the “Cardpoint group”).  Various entities in the Cardpoint group have accumulated net operating loss carryforwards (“NOLs”) and allowable capital allowances that we expect to utilize in the future to offset expected future profits in the group.  As of the acquisition date, the Cardpoint group had NOLs in the amount of approximately $60.5 million and allowable capital allowances of approximately $72.4 million. We determined, both on the acquisition date and as of December 31, 2013, that it is more likely than not that the Cardpoint group will be able to realize the benefits of its deferred tax assets.

Following the Cardpoint acquisition, in September of 2013, we restructured a portion of our other U.K. operations (Bank Machine entities). Through a series of restructuring completed in the third quarter of 2013, the Bank Machine entities are now owned by Cardpoint Limited. Concurrent with the restructuring, we implemented a financing structure to fund future growth in our European operations.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. We believe that the presentation of these measures and the identification of unusual or certain nonrecurring adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Gross Profit Margin, and Free Cash Flow are non-GAAP financial measures provided as a complement to results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies.

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

A reconciliation of EBITDA, Adjusted EBITDA, Adjusted Gross Profit Margin, and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$23,816	$43,591	$70,233
Adjustments:
Interest expense, net	21,155	21,161	20,116
Amortization of deferred financing costs and note discount	1,931	896	993
Income tax expense (benefit)	42,018	27,009	(13,176)
Depreciation and accretion expense	68,480	61,499	47,962
Amortization expense	27,336	21,712	17,914
EBITDA	$184,736	$175,868	$144,042

Add back:
Loss on disposal of assets	2,790	1,787	981
Other income (1)	(3,150)	(1,830)	(849)
Noncontrolling interests (2)	(2,399)	(1,668)	(1,897)
Stock-based compensation expense (3)	12,290	11,072	9,283
Acquisition-related expenses (4)	15,400	3,332	4,747
Other adjustments to cost of ATM operating revenues (5)	8,670	—	—
Other adjustments to selling, general, and administrative expenses (6)	505	972	—
Adjusted EBITDA	$218,842	$189,533	$156,307
Less:
Interest expense, net (3)	21,057	20,990	19,771
Depreciation and accretion expense (3)	66,857	59,983	46,465
Adjusted pre-tax income	130,928	108,560	90,071
Income tax expense (7)	44,777	37,996	31,525
Adjusted Net Income	$86,151	$70,564	$58,546

Adjusted Net Income per share	$1.94	$1.62	$1.39
Adjusted Net Income per diluted share	$1.93	$1.61	$1.37

Weighted average shares outstanding - basic	44,371,313	43,469,175	42,201,491
Weighted average shares outstanding - diluted	44,577,635	43,875,332	42,886,780

(1) Other income during the years ended December 31, 2012 and 2011 exclude unrealized and realized (gains) losses related to derivatives not designated as hedging instruments.

(2) Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our 51% ownership interest in the Adjusted EBITDA of our Mexico subsidiary.

(3) Amounts exclude 49% of the expenses incurred by our Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.

(4) Acquisition-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including contract termination costs, related to acquisitions.

(5) Adjustment to cost of ATM operating revenues for the year ended December 31, 2013 is related to the nonrecurring charge for retroactive property taxes on certain ATM locations in the U.K.

(6) Adjustment to selling, general, and administrative expenses represents nonrecurring severance related costs associated with management of our U.K. operation.

(7) Calculated using our estimated long-term, cross-jurisdictional effective cash tax rate of 35% through June 30, 2013 and 33.5% thereafter.

Reconciliation of Adjusted Gross Profit Margin

	2013
	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
	(In thousands)

Total revenues	$876,486	$—	$876,486
Total cost of revenues (1)	595,287	(8,670)	586,617
Gross profit	$281,199	$8,670	$289,869
Gross profit margin	32.1%		33.1%

_______________

(1) Adjustment to cost of ATM operating revenues is related to the nonrecurring charge for retroactive property taxes on certain ATM locations in the U.K.

Calculation of Free Cash Flow

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash provided by operating activities	$183,557	$136,388	$113,325
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(77,153)	(92,803)	(66,886)
Free cash flow	$106,404	$43,585	$46,439

Liquidity and Capital Resources

Overview

As of December 31, 2013, we had $86.9 million in cash and cash equivalents on hand and $490.5 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities. Furthermore, we have historically used cash to invest in additional ATMs, either through the acquisition of ATM portfolios or through organically-generated growth. We have also used cash flows from operations to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, we typically maintain a working capital deficit position.

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from cash flows generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we expect to continue to generate positive free cash flow in 2014 and beyond, we expect to continue repaying the amounts outstanding under our revolving credit facility absent any acquisitions. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $183.6 million,  $136.4 million, and $113.3 million during the years ended December 31, 2013, 2012, and 2011, respectively. The year-over-year increases was primarily attributable to the generation of higher operating profits and smaller net increases in certain working capital balances relative to the prior year period. Additionally, in January 2013, we collected $13.4 million from an outstanding insurance receivable.

Investing Activities

Net cash used in investing activities totaled $266.7 million, $113.8 million, and $234.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase from 2012 to 2013 was primarily the result of the cash paid, net of cash acquired, for the acquisitions completed during the year, partially offset by lower capital expenditures. The decrease from 2011 to 2012 was primarily the result of lower amounts paid for acquisitions during 2012. Additionally, during 2012, we significantly expanded our Company-owned ATM fleet and also upgraded a significant number of existing ATMs.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements. We expect that our capital expenditures for 2014 will total approximately $95 million to $100 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts and for investments in strategic growth initiatives lead by our Enterprise Growth Group that was launched during 2013. We expect such expenditures to be funded with cash generated from our operations. In addition, we will continue to evaluate acquisition opportunities. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, either individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility or other financing sources that may be available to us.

Financing Activities

Net cash provided by (used in) financing activities totaled $155.0 million, $(14.1) million, and $123.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The net cash provided during the year ended December 31, 2013 was primarily due to the $254.2 million proceeds received from our issuance of the Convertible Notes, net of debt issuance costs and amounts paid to repurchase our outstanding common stock concurrently with the offering,  and the amount received from the issuance of Warrants, offset in part by net cash used to purchase Note Hedges in connection with the convertible notes. For the year ended December 31, 2012, we used the surplus of our operating cash flows above our investing outflows to repay a portion of our revolving credit facility that was outstanding from the $167.6 million borrowed in 2011 for the EDC acquisition.

Financing Facilities

As of December 31, 2013, we had approximately $490.5 million in outstanding long-term debt, which was comprised of: (1) $200.0 million 8.25% subordinated notes due September 2018 (the “2018 Notes”), (2) $287.5 million of Convertible Notes ($216.6 million of which was recorded as long-term debt on our balance sheet, net of unamortized discount), (3) $72.5 million in borrowings under our revolving credit facility, and (4) $1.3 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Senior Subordinated Notes. In August 2010, we issued the 2018 Notes, which are subordinate to borrowings made under the revolving credit facility and carry an 8.25% coupon. Interest is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by all of our 100% owned domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which we have considerable flexibility. Pursuant to the terms of the 2018 Notes indenture, we are limited on the amount of restricted payments including dividends that we can make. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket.

As of December 31, 2013, we were in compliance with all applicable covenants required under the 2018 Notes.

 Convertible Notes. In November 2013, we completed a private placement of $287.5 million in Convertible Notes that pay interest semi-annually at a rate of 1.00% per annum and mature on December 1, 2020. There are no restrictive covenants associated with these Convertible Notes. In connection with the Convertible Notes, we also entered into Note Hedges at a purchase price of $72.6 million, and sold Warrants for proceeds of $40.5 million, the net effect of which was to raise the effective conversion price of the Convertible Notes to $73.29. We are required to pay interest semi-annually on June 1st and December 1st, and to make principal payments on the Convertible Notes at maturity or upon conversion. We are permitted to settle any conversion obligation under the Convertible Notes, in excess of the principal balance, in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. For additional details, see Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt.

Revolving Credit Facility. As of December 31, 2013,  we had a  $375.0 million revolving credit facility that is led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has an expiration date of July 2016.

Borrowings under our revolving credit facility bear interest at a variable rate based upon our total leverage ratio and the LIBOR or Alternative Base Rate (as defined in the agreement) at our option. Additionally, we are required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of all of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under our revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (1) limitations on the amount of senior debt and total debt that we can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis, adjusted for the pro forma effect of acquisitions. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the facility. These limitations are generally governed by a senior leverage ratio test and a fixed charge ratio covenant.

As of December 31, 2013, the outstanding balance of our outstanding revolving credit facility borrowings was $72.5 million, all of which was denominated in British pounds, and the weighted average interest rate was approximately 2.5%. Additionally, as of December 31, 2013, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of December 31, 2013, we had $300.4 million in available borrowing capacity under the $375.0 million revolving credit facility.

Other Borrowing Facilities

•

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have remaining balances as of December 31, 2013. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 9.94%, were utilized for the purchase of ATMs to support the growth in our Mexico operations. As of December 31, 2013,  approximately $17.4 million pesos ($1.3 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of December 31, 2013, the total amount of these guarantees was $8.9 million pesos ($0.7 million U.S.).

•

U.K. overdraft facility. Our U.K. business has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of December 31, 2013) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our U.K. operations. As of December 31, 2013, there were no amounts outstanding under this overdraft facility. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility discussed above.

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

Contractual Obligations

The following table reflects our significant contractual obligations and other commercial commitments as of December 31, 2013:

	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)
Long-term debt obligations:
Principal (1)	$1,292	$40	$72,547	$—	$200,000	$287,500	$561,379
Interest (2)	21,249	21,182	20,353	19,375	13,875	5,510	101,544
Operating leases	4,264	3,723	2,869	2,505	2,312	3,581	19,254
Merchant space leases	4,020	2,375	699	234	127	140	7,595
Other (3)	6,434	1,123	432	432	—	—	8,421
Total contractual obligations	$37,259	$28,443	$96,900	$22,546	$216,314	$296,731	$698,193

____________

(1)

Represents the $200.0 million face value of our senior subordinated notes, $287.5 million face value of our convertible notes, $72.5 million outstanding under our revolving credit facility, and $1.3 million outstanding under our Mexico equipment financing facilities.

(2)

Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2013, assuming current interest rates and consistent amount of debt outstanding over the periods presented in the table above.

(3)

Represents commitment to purchase $1.3 million of ATM parts for our U.S. segment and $3.9 million of ATMs and equipment for our Europe segment in 2014, and $3.2 million of minimum service requirement for certain gateway and processing fees over the next four years.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this 2013 Form 10-K have been prepared in accordance with U.S. GAAP, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Item 8. Financial Statements and Supplementary Data, Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Goodwill and Intangible Assets. We have accounted for our acquisitions as business combination in accordance with U.S. GAAP. Accordingly, the amounts paid for acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. Intangible assets that met the criteria established by U.S. GAAP for recognition apart from goodwill included the acquired ATM operating agreements and related customer relationships, branding agreements, technology, trade names, and the non-compete agreements entered into in connection with certain acquisitions. The excess of the cost of the above acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed is reflected as goodwill in our consolidated financial statements.

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are tested at least annually for impairment, and intangible assets that have finite useful lives are amortized over their estimated useful lives. We follow the specific guidance provided in U.S. GAAP for testing goodwill and other non-amortized intangible assets for impairment. Although we adopted the guidance that allows companies to first make qualitative assessments to determine whether it is more likely than not that the asset is impaired, we continue to perform quantitative assessments. The guidance requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Furthermore, this requirement exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future. We have determined the reporting units based on whether the components within our geographical segments were managed separately from the rest of the segment and if discrete financials were available for that component.  For the year ended December 31, 2013, we performed our annual goodwill impairment test for six separate reporting units: (1) our domestic reporting segment; (2) the acquired ATM operations in the U.K. from Bank Machine and Cardpoint; (3) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (4) the acquired Canadian operations (Mr. Cash, subsequently renamed to Cardtronics Canada); (5) the acquired German operations from Cardpoint; and (6) the acquired i-design operations.

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

Valuation of Long-lived Assets. We place significant value on the installed ATMs that we own and manage in merchant locations and the related acquired merchant contracts/relationships. Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We test our acquired merchant contract/relationship intangible assets for impairment quarterly, along with the related ATMs, on an individual contract/relationship basis for our significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships.

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

Share-Based Compensation. We calculate the fair value of stock-based instruments awarded to employees and directors on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including (1) the number of awards that may ultimately be granted to and forfeited by the recipients, (2) the expected term of the underlying awards, and (3) the future volatility associated with the price of our common stock. Such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2013, are outlined in detail in Item 8, Financial Statements and Supplementary Data, Note 3, Stock-Based Compensation.

Derivative Financial Instruments. We recognize all of our derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (1) whether such instruments have been designated (and qualify) as part of a hedging relationship, and (2) on the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These instruments are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. As of December 31, 2013, all of our derivatives were designated as cash flow hedges, and, accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive loss line in the accompanying Consolidated Balance Sheet. See Item 8. Financial Statements and Supplementary Data, Note 15, Derivative Financial Instruments for more details on our derivative financial instrument transactions.

New Accounting Pronouncements Issued but Not Yet Adopted

There were no new accounting pronouncements that had been issued as of December 31, 2013 but not yet adopted that are expected to have a significant impact on us. For new accounting pronouncements adopted during 2013, see Item 8. Financial Statements and Supplementary Data, Note 1(u), New Accounting Pronouncements.

Commitments and Contingencies

We are subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows. See Item 8. Financial Statements and Supplementary Data, Note 17, Commitments and Contingencies for additional details regarding our commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2013, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries we operate in. In the U.S., the U.K., and Germany we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the respective market’s LIBOR rates. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).  In Canada, we pay interest to our vault cash providers based on the average amount of vault cash outstanding under a formula based on the Bank of Canada’s bankers’ acceptance rate.

As a result of the significant sensitivity surrounding the vault cash rental expense for our U.S. and U.K. operations, we have entered into a number of interest rate swaps to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances. Our interest rate swap contracts to manage our vault cash rental obligations in the U.K. expired as of December 31, 2013. The following swaps currently in place serve to fix the rate utilized for our vault cash rental agreements in the U.S. for the following notional amounts and periods:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,250	2.98%	January 1, 2014 – December 31, 2014
$1,300	2.84%	January 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our average outstanding vault cash balances for the quarter ended December 31, 2013 (as we are invoiced monthly by the vault cash provider based on average balance outstanding) and assuming a 100 basis point increase in interest rates:

	Average Vault Cash Balance for the Quarter Ended December 31, 2013			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,952.6	$1,952.6		$19.5	$19.5		$7.0	$7.0
United Kingdom		£427.1	661.9		£4.3	6.6		£4.3	6.6
Germany		€40.6	54.1		€0.4	0.5		€0.4	0.5
Mexico	p$	85.6	6.6	p$	0.9	0.1	p$	0.9	0.1
Canada	c$	71.3	68.6	c$	0.7	0.7	c$	0.7	0.7
Total			$2,743.8			$27.4			$14.9

The additional interest, including the impact of interest rate swaps, presented in the table above takes into consideration the notional amount of interest rate swaps in place during 2014. This impact does not include certain interest rate-related contractual rights that we have with certain of our merchant and financial institution partners. In some cases, we can offset fees we pay to merchants as a result of increased interest rate expense. Additionally, with certain of our financial institution partners, we can increase our branding fees to them to offset higher interest costs.

Our sensitivity to changes in interest rates in the U.K. is somewhat mitigated by the interchange rate setting methodology that impacts the majority of our U.K. interchange revenue. Effectively, the interest rates and cash costs from two years back are considered for determining the interchange rate (i.e., interest rates and other costs from 2012 are considered for determining the 2014 interchange rate). As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with a lag. We expect some growth in outstanding vault cash balances as a result of expected future business growth, and we may continue to seek ways to mitigate our exposure to floating interest rates by engaging in additional interest rate swaps in the future.

As of December 31, 2013, we had a net liability of $65.6 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Due to our determination that net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of December 31, 2013, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico, Germany or Canada, as we do not deem it to be cost effective to engage in such a hedging program.  Additionally, our interest rate swap contracts in the U.K. expired as of December 31, 2013. However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $72.5 million outstanding under our revolving credit facility as of December 31, 2013, an increase of 100 basis points in the underlying interest rate would have had a $0.7 million impact on our interest expense in the year then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

Outlook. If we continue to experience low short-term interest rates in the U.S. and the U.K., it will be beneficial to the amount of interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S., as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, we expect that the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the U.S.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. As of December 31, 2013, this accumulated translation loss totaled approximately $18.4 million compared to approximately $24.6 million as of December 31, 2012.

Our consolidated financial results were not materially impacted by the change in value of the British pound, Euro, Mexican peso, or Canadian dollar relative to the U.S. dollar during the year ended December 31, 2013 compared to the prior year. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our reported operating income for the year ended December 31, 2013 would have been approximately $0.7 million. Similarly, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Mexican peso for the year ended December 31, 2013, the effect upon our reported operating income would have been approximately $0.6 million. Finally, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Canadian dollar or the Euro for the year ended December 31, 2013, the effect upon the respective subsidiary’s operating income would have been immaterial. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances, most of which is offset by third-party borrowings in British pounds under our revolving credit facility.  This structure effectively manages the foreign currency exposure of these short-term designated intercompany balances as currency gains or losses in the intercompany borrowings are largely offset by currency gains or losses on our third party borrowings. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of December 31, 2013, the net effect upon our Consolidated Statements of Operations would be approximately $0.8 million.

We are party to various derivative instruments related to the issuance of our Convertible Notes. As of December 31, 2013 all of our derivative instruments related to the Convertible Notes qualified for classification within stockholder’s equity. We are required, however, for the remaining term of the Convertible Notes, to assess whether we continue to meet the stockholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of stockholders’ equity and record them as a derivative asset or liability, at which point we would be required to record any changes in fair value through earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardtronics, Inc.:

We have audited Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardtronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cardtronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Cardtronics, Inc. acquired Cardpoint Limited (“Cardpoint”) during 2013, and management excluded from its assessment of the effectiveness of Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2013, Cardpoint’s internal control over financial reporting associated with 21% of total gross assets (of which 15% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 5% included in the consolidated financial statements of Cardtronics Inc. as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of Cardtronics, Inc. also excluded an evaluation of the internal control over financial reporting of Cardpoint.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2013, and our report dated February 18, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas

February 18, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardtronics, Inc.:

We have audited the accompanying consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardtronics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Houston, Texas

February 18, 2014

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$86,939	$13,861
Accounts and notes receivable, net of allowance of $571 and $476 as of December 31, 2013 and 2012, respectively	58,274	45,135
Inventory, net	5,302	4,389
Restricted cash	14,896	8,298
Current portion of deferred tax asset, net	21,202	13,086
Prepaid expenses, deferred costs, and other current assets	20,159	30,980
Total current assets	206,772	115,749
Property and equipment, net	270,966	236,238
Intangible assets, net	161,615	102,573
Goodwill	404,491	285,696
Deferred tax asset, net	9,680	26,468
Prepaid expenses, deferred costs, and other noncurrent assets	2,679	2,168
Total assets	$1,056,203	$768,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and notes payable	$1,289	$1,467
Current portion of other long-term liabilities	35,597	27,220
Accounts payable	38,981	21,593
Accrued liabilities	137,776	80,112
Current portion of deferred tax liability, net	1,152	1,179
Total current liabilities	214,795	131,571
Long-term liabilities:
Long-term debt	489,225	353,352
Asset retirement obligations	60,665	41,862
Deferred tax liability, net	5,668	182
Other long-term liabilities	38,736	93,121
Total liabilities	809,089	620,088

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 51,207,849 and 50,569,875 shares issued as of December 31, 2013 and 2012, respectively; 44,375,952 and 44,641,224 shares outstanding as of December 31, 2013 and 2012, respectively	5	5
Additional paid-in capital	330,862	252,956
Accumulated other comprehensive loss, net	(72,954)	(105,085)
Retained earnings	81,677	57,861
Treasury stock; 6,831,897 and 5,928,651 shares at cost as of December 31, 2013 and 2012, respectively	(90,679)	(58,270)
Total parent stockholders’ equity	248,911	147,467
Noncontrolling interests	(1,797)	1,337
Total stockholders’ equity	247,114	148,804
Total liabilities and stockholders’ equity	$1,056,203	$768,892

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)

	Year Ended December 31,
	2013	2012	2011

Revenues:
ATM operating revenues	$854,196	$743,662	$597,219
ATM product sales and other revenues	22,290	36,787	27,357
Total revenues	876,486	780,449	624,576
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization shown separately below. See Note 1(b))	573,959	502,682	396,347
Cost of ATM product sales and other revenues	21,328	33,405	23,768
Total cost of revenues	595,287	536,087	420,115
Gross profit	281,199	244,362	204,461
Operating expenses:
Selling, general, and administrative expenses	84,592	65,525	55,582
Acquisition-related expenses	15,400	3,332	4,747
Depreciation and accretion expense	68,480	61,499	47,962
Amortization expense	27,336	21,712	17,914
Loss on disposal of assets	2,790	1,787	981
Total operating expenses	198,598	153,855	127,186
Income from operations	82,601	90,507	77,275
Other expense (income):
Interest expense, net	21,155	21,161	20,116
Amortization of deferred financing costs and note discount	1,931	896	993
Other income	(3,150)	(1,821)	(804)
Total other expense	19,936	20,236	20,305
Income before income taxes	62,665	70,271	56,970
Income tax expense (benefit)	42,018	27,009	(13,176)
Net income	20,647	43,262	70,146
Net loss attributable to noncontrolling interests	(3,169)	(329)	(87)
Net income attributable to controlling interests and available to common stockholders	$23,816	$43,591	$70,233

Net income per common share – basic	$0.52	$0.97	$1.60
Net income per common share – diluted	$0.52	$0.96	$1.58

Weighted average shares outstanding – basic	44,371,313	43,469,175	42,201,491
Weighted average shares outstanding – diluted	44,577,635	43,875,332	42,886,780

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$20,647	$43,262	$70,146
Unrealized gains (losses) on interest rate swap contracts, net of income tax expense (benefit) of $16,584, $(14,811), and $(11,219) for the years ended December 31, 2013, 2012, and 2011, respectively	25,933	(23,684)	(18,283)
Foreign currency translation adjustments	6,198	2,501	(566)
Other comprehensive income (loss)	32,131	(21,183)	(18,849)
Total comprehensive income	52,778	22,079	51,297
Less: comprehensive loss attributable to noncontrolling interests	(3,134)	(220)	(306)
Comprehensive income attributable to controlling interests	$55,912	$22,299	$51,603

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amounts	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings (Accumulated Deficit)	Treasury Stock	Non-controlling Interests	Total
Balance, January 1, 2011:	42,833	$4	$213,754	$(65,053)	$(55,963)	$(50,351)	$1,863	$44,254
Issuance of common stock for stock-based compensation, net of forfeitures	1,322	—	11,640	—	—	—	—	11,640
Repurchase of common stock	(156)	—	—	—	—	(3,149)	—	(3,149)
Stock-based compensation charges	—	—	9,322	—	—	—	—	9,322
Unrealized losses on interest rate swaps, net of income tax benefit of $11,219	—	—	—	(18,283)	—	—	—	(18,283)
Net income attributable to controlling interests	—	—	—	—	70,233	—	—	70,233
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(87)	(87)
Foreign currency translation adjustments	—	—	—	(566)	—	—	(219)	(785)
Balance, December 31, 2011:	43,999	$4	$234,716	$(83,902)	$14,270	$(53,500)	$1,557	$113,145
Issuance of common stock for stock-based compensation, net of forfeitures	818	1	7,124	—	—	—	—	7,125
Repurchase of common stock	(176)	—	—	—	—	(4,770)	—	(4,770)
Stock-based compensation charges	—	—	11,116	—	—	—	—	11,116
Unrealized losses on interest rate swaps, net of income tax benefit of $14,811	—	—	—	(23,684)	—	—	—	(23,684)
Net income attributable to controlling interests	—	—	—	—	43,591	—	—	43,591
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(329)	(329)
Foreign currency translation adjustments	—	—	—	2,501	—	—	109	2,610
Balance, December 31, 2012:	44,641	$5	$252,956	$(105,085)	$57,861	$(58,270)	$1,337	$148,804
Issuance of common stock for stock-based compensation, net of forfeitures	566	—	2,625	—	—	—	—	2,625
Repurchase of common stock	(831)	—	—	—	—	(32,409)	—	(32,409)
Stock-based compensation charges	—	—	12,303	—	—	—	—	12,303
Excess tax benefit from stock-based compensation expense	—	—	24,007	—	—	—	—	24,007
Equity portion of convertible senior notes, note hedges, and warrants, net of deferred tax assets of $995 and deferred financing costs of $1,671	—	—	38,971	—	—	—	—	38,971
Unrealized gains on interest rate swaps, net of income tax expense of $16,584	—	—	—	25,933	—	—	—	25,933
Net income attributable to controlling interests	—	—	—	—	23,816	—	—	23,816
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(3,169)	(3,169)
Foreign currency translation adjustments	—	—	—	6,198	—	—	35	6,233
Balance, December 31, 2013:	44,376	$5	$330,862	$(72,954)	$81,677	$(90,679)	$(1,797)	$247,114

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$20,647	$43,262	$70,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization expense	95,816	83,211	65,876
Amortization of deferred financing costs and note discount	1,931	896	993
Stock-based compensation expense	12,324	11,110	9,324
Deferred income taxes	8,533	25,694	(14,864)
Loss on disposal of assets	2,790	1,787	981
Other reserves and non-cash items	4,812	1,786	(805)
Changes in assets and liabilities:
Increase in accounts and note receivable, net	(11,087)	(3,564)	(17,730)
Decrease (increase) in prepaid, deferred costs, and other current assets	15,504	(18,922)	(615)
Increase in inventory	(1,943)	(2,436)	(2,264)
(Increase) decrease in other assets	(1,503)	18,487	(17,865)
Increase (decrease) in accounts payable	12,804	(12,409)	4,556
Increase (decrease) in accrued liabilities	29,722	(6,203)	19,804
Decrease in other liabilities	(6,793)	(6,311)	(4,212)
Net cash provided by operating activities	183,557	136,388	113,325

Cash flows from investing activities:
Additions to property and equipment	(71,562)	(89,579)	(64,418)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(5,591)	(3,224)	(2,468)
Acquisitions, net of cash acquired	(189,587)	(20,961)	(167,568)
Net cash used in investing activities	(266,740)	(113,764)	(234,454)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	311,277	245,100	381,738
Repayments of long-term debt and capital leases	(397,667)	(261,596)	(264,991)
Repayments of borrowings under bank overdraft facility, net	—	(162)	(830)
Proceeds from issuance of convertible notes	287,500	—	—
Proceeds from issuance of warrants	40,509	—	—
Purchase of convertible note hedges	(72,565)	—	—
Debt issuance and modification costs	(7,540)	—	(655)
Payment of contingent acquisition consideration	(750)	—	—
Proceeds from exercises of stock options	2,626	7,344	11,420
Excess tax benefit from stock-based compensation expense	24,007	—	—
Repurchase of capital stock	(32,409)	(4,770)	(3,150)
Net cash provided by (used in) financing activities	154,988	(14,084)	123,532

Effect of exchange rate changes on cash	1,273	(255)	(16)
Net increase in cash and cash equivalents	73,078	8,285	2,387

Cash and cash equivalents as of beginning of period	13,861	5,576	3,189
Cash and cash equivalents as of end of period	$86,939	$13,861	$5,576

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$20,831	$21,250	$20,355
Cash paid for income taxes	$4,031	$3,049	$1,844

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation and Summary of Significant Accounting Policies

(a)  Description of Business

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient automated consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of December 31, 2013, the Company provided services to approximately 80,600 devices across its portfolio, which included approximately 64,300 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 11,500 devices throughout the United Kingdom ("U.K."), approximately 900 devices throughout Germany, approximately 1,900 devices throughout Canada, and approximately 2,000 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 80,600 devices are approximately 13,600 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including BBVA Compass Bancshares, Inc., Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc.,  JPMorgan Chase Bank, N.A., Santander Bank, N.A., and PNC Bank, N.A. in the U.S. and The Bank of Nova Scotia (“Scotiabank”) in Canada and Puerto Rico. In Mexico, the Company partners with Bansí, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a noncontrolling interest owner in Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), as well as with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on the Company’s ATMs in exchange for certain services provided by them. As of December 31, 2013,  approximately 20,400 of the Company’s ATMs were under contract with financial institutions to place their logos on the machines and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has more than 55,000 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that may lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of the Company’s ATMs in the U.S., a portion of the Company’s ATMs in the U.K. and Canada,  Puerto Rico and Mexico, and over 5,000 locations in Australia through a partnership with a local ATM owner and operator. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

(b)  Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated in consolidation. Because the Company owns a majority (51.0%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

In management’s opinion, all adjustments necessary for a fair presentation of the Company’s current and prior period results have been made. Additionally, the financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact the Company’s total reported net income or stockholders’ equity.

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization expense related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit during the years ended December 31, 2013,  2012, and 2011:

	2013	2012	2011
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$59,841	$53,028	$41,364
Amortization expense	27,336	21,712	17,914
Total depreciation, accretion, and amortization expenses excluded from Cost of ATM operating revenues and Gross profit	$87,177	$74,740	$59,278

(c)  Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of intangibles, goodwill, asset retirement obligations, and valuation allowances for receivables, inventories, contingencies, and deferred income tax assets. Actual results can, and often do, differ from those assumed in the Company’s estimates.

(d)  Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as restricted cash in current or noncurrent assets on the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be used. There was $14.9 million and $8.3 million of restricted cash in current assets as of December 31, 2013 and 2012, respectively. Current restricted cash consisted of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers.

(e)  Cash Management Program

The Company relies on agreements with various banks, such as Bank of America, N.A. (“Bank of America”) and Wells Fargo, N.A. (“Wells Fargo”), to provide the cash that it uses in its devices in which the merchants do not provide their own cash. The Company pays a fee for its usage of this vault cash based on the total amount of cash outstanding at any given time, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the devices. At all times, beneficial ownership of the cash is retained by the cash providers, and the Company has no access or right to the cash except for those ATMs that are serviced by the Company’s wholly-owned armored courier operation in the U.K. While the armored courier operation has physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. The Company’s vault cash agreements expire at various times between March 2014 and December 2016. (See Note 19, Concentration Risk for additional information on the concentration risk associated with the Company’s arrangements with Bank of America and Wells Fargo.) Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the accompanying consolidated financial statements. The average amount of cash in the Company’s devices for the quarters ended December 31, 2013 and 2012 were approximately $2.7 billion and $2.2 billion, respectively.

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

(g)  Inventory

Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
ATMs	$2,022	$2,734
ATM parts and supplies	4,013	2,844
Total	6,035	5,578
Less: Inventory reserves	(733)	(1,189)
Inventory, net	$5,302	$4,389

(h)  Property and Equipment, Net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Also included in property and equipment are new ATMs and/or financial services kiosks and the associated equipment the Company has acquired for future installation. These devices are held as “deployments in process” and are not depreciated until actually installed. Significant refurbishment costs that extend the useful life of an asset, or enhance its functionality are capitalized and depreciated over the estimated remaining life of the improved asset. Property and equipment are reviewed for impairment at least annually and additionally whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Maintenance on the Company’s devices is typically performed by third parties and is generally incurred as a fixed fee per month per device, except for in the U.K. where maintenance is primarily performed by in-house technicians. In both cases, amounts incurred for maintenance are expensed as incurred.

Depreciation expense for property and equipment for the years ended December 31, 2013,  2012, and 2011 was $65.7 million, $58.9 million, and $45.7 million, respectively. As of December 31, 2013, the Company did not have any material capital leases outstanding. See Note 1(l), Asset Retirement Obligations, for additional information on asset retirement obligations associated with the Company’s devices.

(i)   Intangible Assets Other Than Goodwill

The Company’s intangible assets include merchant contracts/relationships and branding agreements acquired in connection with acquisitions of ATM and kiosk-related assets (i.e., the right to receive future cash flows related to transactions occurring at these merchant locations), exclusive license agreements and site acquisition costs (i.e., the right to be the exclusive ATM or kiosk service provider, at specific locations, for the time period under contract with a merchant customer), technology, non-compete agreements, deferred financing costs relating to the Company’s credit agreements (see Note 10, Long-Term Debt), and trade names acquired.

The estimated fair value of the merchant contracts/relationships within each acquired portfolio is determined based on the estimated net cash flows and useful lives of the underlying contracts/relationships, including expected renewals. The merchant contracts/relationships comprising each acquired portfolio are typically homogenous in nature with respect to the underlying contractual terms and conditions. Accordingly, the Company generally pools such acquired merchant contracts/relationships into a single intangible asset, by acquired portfolio, for purposes of computing the related amortization expense. The Company amortizes such intangible assets on a straight-line basis over the estimated useful lives of the portfolios to which the assets relate. Because the net cash flows associated with the Company’s acquired merchant contracts/relationships have historically increased subsequent to the acquisition date, the use of a straight-line method of amortization effectively results in an accelerated amortization schedule. The estimated useful life of each portfolio is determined based on the weighted-average lives of the expected cash flows associated with the underlying merchant contracts/relationships comprising the portfolio, and takes into consideration expected renewal rates and the terms and significance of the underlying contracts/relationships themselves. Costs incurred by the Company to renew or extend the term of an existing contract are expensed as incurred, except for any direct payments made to the merchants, which are set up as new intangible assets (exclusive license agreements). Certain acquired merchant contracts/relationships may have unique attributes, such as significant contractual terms or value, and in such cases, the Company will separately account for these contracts in order to better assess the value and estimated useful lives of the underlying merchant relationships.

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

No impairment of indefinite-live intangible assets was identified during the years ended December 31, 2013 and 2012. Additional information regarding the Company’s intangible assets is included in Note 7, Intangible Assets.

(j)   Goodwill

Goodwill resulting from a business combination is not amortized but is tested for impairment at least annually and more frequently if conditions warrant. Under U.S. GAAP, goodwill should be tested for impairment at the reporting unit level, which in the Company’s case involves six separate reporting units: (i) the Company’s domestic reporting segment; (ii) the acquired ATM operations in the U.K. from Bank Machine and Cardpoint; (iii) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (iv) the acquired Canadian operations (subsequently renamed Cardtronics Canada); (v) the acquired German operations from Cardpoint; and (vi) the acquired i-design group plc (“i-design”) operations. For each reporting unit, the carrying amount of the net assets associated with the applicable reporting unit is compared to the estimated fair value of such reporting unit as of the testing date (i.e., December 31, 2013). When estimating fair values of a reporting unit for its goodwill impairment test, the Company utilizes a combination of the income approach and market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows, which have been discounted using a weighted-average cost of capital rate for each reporting unit. The market approach provides an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, is then compared to the fair value of the Company as a whole, as determined based on the market approach. If such amounts are consistent, the estimated fair values for each reporting unit, as derived from the income approach, are utilized.

All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management. The primary assumptions used in the income approach are estimated cash flows, the weighted average cost of capital for each reporting unit, and valuation multiples assigned to the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) of each reporting unit in order to assess the terminal value for each reporting unit. Estimated cash flows are primarily based on the Company’s projected revenues, operating costs, and capital expenditures and are discounted based on comparable industry average rates for the weighted-average cost of capital for each reporting unit. The Company utilized discount rates based on weighted-average cost of capital amounts ranging from 10% to 12% when estimating the fair values of its reporting units as of December 31, 2013 and 2012. With respect to the EBITDA multiples utilized in assessing the terminal value of each of its reporting units, the Company utilized its current multiple, but also evaluated it to current and historical valuation multiples assigned to a number of its industry peer group companies for reasonableness.

Based on the results of the impairment analysis, the Company determined that no impairment of goodwill existed as of December 31, 2013 and 2012, and the fair values of its reporting units were substantially in excess of the carrying values of such reporting units.

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

(l)  Asset Retirement Obligations

The Company estimates the fair value of future retirement costs associated with its ATMs and recognizes this amount as a liability on a pooled basis based on estimated deinstallation dates in the period in which it is incurred, and when it can be reasonably estimated. The Company’s estimates of fair value involve discounted future cash flows. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the depreciation and accretion expense line in the accompanying Consolidated Financial Statements. As the liability is not revalued on a recurring basis, it is periodically reevaluated based on current cost estimate and contract information. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. Additionally, the Company capitalizes the initial estimated fair value amount as an asset and depreciates the amount over its estimated useful life. Additional information regarding the Company’s asset retirement obligations is included in Note 11, Asset Retirement Obligations.

(m)  Revenue Recognition

ATM operating revenues.  Substantially all of the Company’s revenues are generated from ATM and kiosk operating and transaction-based fees, which are reflected as “ATM operating revenues” in the accompanying Consolidated Statements of Operations. ATM operating revenues primarily include the following:

•	Surcharge and interchange revenues, which are recognized daily as the underlying transactions are processed.

•

Bank branding revenues, which are generated by the Company’s bank branding arrangements, under which financial institutions generally pay a fixed monthly fee per device to the Company to place their brand name on selected ATMs and multi-function kiosks within the Company’s portfolio. In return for such fees, the branding institution’s customers can use those branded devices without paying a surcharge fee. The monthly per device branding fees are recognized as revenues on a monthly basis as earned, and are subject to escalation clauses within the agreements. In addition to the monthly branding fees, the Company may also receive a one-time set-up fee per device. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate the Company for the burden incurred related to the initial set-up of a branded device versus the on-going monthly services provided for the actual branding. In accordance with U.S. GAAP,  the Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank branding agreements on a straight-line basis.

•

Surcharge-free network revenues, which are generated by the operations of Allpoint, the Company’s surcharge-free network. The Company allows cardholders of financial institutions that participate in Allpoint to utilize the Company’s network of devices on a surcharge-free basis. In return, the participating financial institutions pay a fixed fee per month per cardholder or a fee per transaction to the Company. These surcharge-free network fees are recognized as revenues on a monthly basis as earned.

•

Managed services revenues, which the Company typically receives a fixed management fee and may be supplemented by certain additional fees based on transaction volume.  While the management fee and any additional fees are recognized as revenue on a monthly basis as earned, the surcharge and interchange fees generated by the ATM under the managed services agreement are earned by the Company’s customer, therefore, not recorded as revenue of the Company.

•

Other revenues, which includes maintenance fees;  fees from other consumer financial services offerings such as check-cashing, remote deposit capture and bill pay services; and upfront payments. With respect to maintenance services, the Company typically charges a fixed fee per month per device to its subscribing customers and outsources the fulfillment of those maintenance services to a third-party service provider for a corresponding fixed fee per month per device. Accordingly, the Company recognizes such service agreement revenues and the related expenses on a monthly basis as earned. With respect to its automated consumer financial services offerings, the Company typically recognizes the revenues as the services are provided and the revenues earned. In addition to the transaction-based fees, the Company may also receive upfront payments from third-party service providers associated with providing certain of these services, which are deferred and recognized as revenue over the underlying contractual period.

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

The Company records derivative instruments at fair value on its Consolidated Balance Sheets. These derivatives, which consist of interest rate swaps, are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the nonperformance risk of the counterparty. The majority of the Company’s derivative transactions have been accounted for as cash flow hedges and, accordingly, changes in the fair values of such derivatives have been reflected in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets to the extent that the hedging relationships are determined to be effective, and then recognized in earnings when the hedged transactions occur. For additional information on the Company’s derivative financial instruments, see Note 15, Derivative Financial Instruments.

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

(q)  Foreign Currency Translation

The Company is exposed to foreign currency translation risk with respect to its international operations. The functional currencies for these businesses are their respective local currencies. Accordingly, results of operations of the Company’s international subsidiaries are translated into U.S. dollars using average exchange rates in effect during the periods in which those results are generated. Furthermore, the Company’s foreign operations’ assets and liabilities are translated into U.S. dollars using the exchange rate in effect as of each balance sheet reporting date. The resulting translation adjustments have been included in accumulated other comprehensive loss, net in the accompanying Consolidated Balance Sheets.

The Company currently believes that the unremitted earnings of all of its international subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.

(r)   Treasury Stock

Treasury stock is recorded at cost and carried as a reduction to stockholders’ equity until retired or reissued.

(s)  Advertising Costs

Advertising costs are expensed as incurred and totaled $4.4 million, $3.0 million, and $2.3 million during the years ended December 31, 2013,  2012, and 2011, respectively, and are included in the line item Selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

(t)  Working Capital Deficit

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

(u)  New Accounting Pronouncements

The Company adopted the following accounting standard during 2013:

Reclassifications out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. The Company adopted ASU 2013-02 as of January 1, 2013, and now reports this information in Note 13,  Stockholders’ Equity.

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

Pursuant to the Purchase Agreement, Cardtronics Europe acquired all of the outstanding shares issued by Cardpoint for purchase consideration of £100.0 million ($153.5 million) in cash, which included the aggregate amount required to be paid (including principal and interest) in order to fully discharge all of Cardpoint’s outstanding indebtedness to the Seller at closing. Additionally, as part of the Purchase Agreement, Cardtronics Europe entered into a locked box agreement, under which additional cash at closing was paid to the Seller in the amount of approximately £5.9 million ($9.0 million) as additional consideration for earnings since February 28, 2013.  No further working capital adjustments were required under the Purchase Agreement. The Company also paid to certain members of Cardpoint’s management transaction bonuses on behalf of the Seller in an aggregate amount of approximately £0.5 million ($0.7 million), pursuant to the Purchase Agreement. The total amount paid for the acquisition was approximately £105.4 million ($161.8 million) at closing, which was financed through borrowings under the Company’s amended revolving credit facility.

As a result of the Cardpoint acquisition, the Company significantly increased the size of its European operations.  Cardpoint operated approximately 7,100 ATMs in the U.K. and approximately 800 ATMs in Germany as of the acquisition date, substantially all of which were owned by Cardpoint.  Approximately one-fourth of the ATMs deployed in the U.K. are placed with well-known multi-location retailers, whereas the remainder of the ATMs in the U.K. and most of the ATMs in Germany are primarily placed with individual merchants at their retail locations.

The results of operations of the acquired Cardpoint portfolio have been included in the Company's consolidated statement of operations subsequent to the August 7, 2013 acquisition date. Revenue and loss from operations of $46.3 million and $1.7 million, respectively, were included in the year ended December 31, 2013. The loss from operations includes approximately $5.8 million in acquisition-related expenses incurred during the year related to this acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (amounts in thousands). The total purchase consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of approximately $90.9 million, all of which has been assigned to the Company's Europe reporting segment, which now includes operations from both the U.K. and Germany. The recognized goodwill is primarily attributable to expected synergies. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes.

(In thousands)
Cash and cash equivalents	$4,782
Accounts and notes receivable	619
Inventory	863
Restricted cash	7,522
Prepaid expenses, deferred costs, and other current assets	6,665
Property and equipment	28,548
Deferred tax assets	22,117
Intangible assets	59,673
Goodwill	90,913
Total assets acquired	221,702

Accounts payable	6,052
Accrued liabilities	24,393
Deferred revenue	56
Asset retirement obligations	16,521
Deferred tax liabilities	12,852
Total liabilities assumed	59,874

Net assets acquired	$161,828

The fair values of intangible assets acquired have been initially estimated by utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The intangible assets acquired as part of the Cardpoint acquisition are being amortized on a straight-line basis, and the preliminary fair values consist of the following:

	Fair Values	Useful Lives	Weighted Average Period Before Next Renewal
	(In thousands)
Customer contracts	$50,291	7 years	3.9 years
Trade name	9,096	15 years	N/A
Non-compete agreements	286	1 year	N/A
Total	$59,673

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired Cardpoint portfolio for the years ended December 31, 2013 and 2012, after giving effect to certain pro forma adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, and (iii) interest expense adjustment for historical long-term debt of Cardpoint that was repaid and interest expense on additional borrowings by the Company to fund the acquisition.

	2013		2012
	As Reported	Pro Forma	As Reported	Pro Forma
		(Unaudited)		(Unaudited)
	(In thousands, excluding per share amounts)
Total revenues	$876,486	$938,962	$780,449	$883,350
Net income attributable to controlling interests and available to common stockholders	23,816	24,220	43,591	42,670

Earnings per share – basic	$0.52	$0.53	$0.97	$0.95
Earnings per share – diluted	$0.52	$0.53	$0.96	$0.94

The unaudited pro forma financial results do not reflect the impact of other acquisitions consummated by the Company during the year ended December 31, 2013 (see further details below), as the impact would not be material to its condensed consolidated results of operations. The unaudited pro forma financial results assume that the Cardpoint acquisition occurred on January 1, 2012, and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Other Acquisitions

On March 7, 2013, the Company completed the acquisition of i-design, a Scotland-based provider and developer of marketing and advertising software and services for ATM owners. Additionally, the Company acquired the majority of the assets of Aptus Group, LLC (“Aptus”) on May 1, 2013, Merrimak ATM Group, LLC (“Merrimak”) on June 3, 2013, and CGI, Inc. (“CGI”) on October 1, 2013.  Aptus, Merrimak, and CGI were providers of ATM services to fleets of approximately 3,300 ATMs, 4,800 ATMs, and 1,000 ATMs respectively, consisting primarily of merchant-owned machines.

The acquisitions of i-design, Aptus, Merrimak, and CGI did not have a material effect on the Company's consolidated results of operations during the year ended December 31, 2013, both on an individual basis and on a combined basis.

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

	2013	2012	2011
	(In thousands)
Cost of ATM operating revenues	$911	$930	$903
Selling, general, and administrative expenses	11,413	10,180	8,421
Total stock-based compensation expense	$12,324	$11,110	$9,324

The increase in stock-based compensation expense each year was due to additional expense recognition from the additional grants made during the periods. All grants during the periods above were made under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), which is further discussed below.

Stock-Based Compensation Plans. The Company currently has two long-term incentive plans - the 2007 Stock Incentive Plan (the “2007 Plan”) and the 2001 Stock Incentive Plan (the “2001 Plan”). The purpose of each of these plans is to provide members of the Company’s Board of Directors and employees of the Company and its affiliates additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. Equity grants awarded under these plans generally vest over four years based on continued employment. The Company handles stock option exercises and other stock grants through the issuance of new common shares.

2007 Plan.  The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, options that do not constitute incentive stock options, RSAs, phantom stock awards, RSUs, bonus stock awards, performance awards, and annual incentive awards. The number of shares of common stock that may be issued under the 2007 Plan may not exceed 5,179,393 shares.  The shares issued under the 2007 Plan are subject to further adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2013,  416,500 options and 4,102,458 shares of restricted stock awards and units, net of cancellations, had been granted under the 2007 Plan, and options to purchase 232,275 shares of common stock have been exercised.

2001 Plan.  No further awards were granted under the Company’s 2001 Plan, as a result of the 2007 Plan adoption. As of December 31, 2013, options to purchase an aggregate of 6,438,172 shares of common stock (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which the Company considered as non-qualified stock options, and options to purchase 6,099,962 shares of common stock had been exercised.

Restricted Stock Awards.  The number of the Company's outstanding Restricted Stock Awards (“RSAs”) as of December 31, 2013, and changes during the year ended December 31, 2013, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2013	632,107	$16.36
Granted	97,401	$26.86
Vested	(282,138)	$15.18
Forfeited	(71,872)	$24.30
RSAs outstanding as of December 31, 2013	375,498	$18.42

The majority of RSAs granted vest ratably over a four-year service period, and had a weighted average grant date fair value of $26.86,  $28.30, and $23.13 for the years ended December 31, 2013,  2012, and 2011, respectively.  The total fair value of RSAs that vested during the years ended December 31, 2013,  2012, and 2011 was $8.1 million,  $15.1 million and $11.5 million, respectively.  Compensation expense associated with RSAs totaled approximately $4.1 million, $5.5 million, and $5.9 million during 2013,  2012, and 2011, respectively, and based upon management’s estimates of forfeitures, there was approximately $3.5 million of unrecognized compensation cost associated with these shares as of December 31, 2013,  which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.2 years.

Restricted Stock Units.  In the first quarter of each year since 2011, the Company granted restricted stock units (“RSUs”) under its Long Term Incentive Plan ("LTIP"), which is an annual equity award program under the 2007 Stock Incentive Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee") on an annual basis, and are based on the Company's achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Starting with the grants made in 2013, a portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24,  36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company's non-vested RSUs as of December 31, 2013, and changes during the year ended December 31, 2013, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2013	749,948	$20.01
Granted	268,265	$31.72
Vested	(269,824)	$17.22
Forfeited	(15,154)	$23.27
Non-vested RSUs as of December 31, 2013	733,235	$25.26

The above table only includes RSUs not subject to performance conditions; therefore, the Performance-RSUs granted in 2013 but not yet earned are not included.  The number of Performance-RSUs granted in 2013 at target, net of forfeitures, was 247,798 shares with a grant date fair value of $27.43 per unit. The weighted average grant date fair value of the RSUs granted was $31.72, $21.73 and $16.82 for the years ended December 31, 2013,  2012, and 2011, respectively.  The total fair value of RSUs that vested during the year ended December 31, 2013 was approximately $7.1 million.  No RSUs vested during the years ended December 31, 2012 and 2011. Compensation expense associated with all RSUs totaled approximately $8.1 million, $5.5 million, and $2.9 million during 2013,  2012, and 2011, respectively. The unrecognized compensation expense associated with all RSU grants was $8.6 million as of December 31, 2013,  which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted-average vesting period of approximately 2.8 years.

Options.  The number of the Company's outstanding stock options as of December 31, 2013, and changes during the year ended December 31, 2013, are presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Options outstanding as of January 1, 2013	552,799	$9.68
Exercised	(270,749)	$9.70
Forfeited	(1,875)	$11.05
Options outstanding as of December 31, 2013	280,175	$9.66	$9,485	2.76 years

Options vested and exercisable as of December 31, 2013	274,425	$9.63	$9,298	2.69 years

Options exercised during the years ended December 31, 2013,  2012, and 2011 had a total intrinsic value of approximately $6.7 million, $12.9 million, and $15.1 million, respectively, which resulted in estimated tax benefits to the Company of approximately $2.3 million,  $4.5 million, and $5.3 million, respectively. During 2012 and 2011, the Company was in a net operating loss carryforward position; therefore, such benefits were not reflected in the accompanying consolidated financial statements for those years. The cash received by the Company as a result of option exercises was $2.6 million, $7.3 million, and $11.4 million for the years ended December 31, 2013,  2012, and 2011, respectively.

Fair Value Assumptions.  The Company utilizes the Black-Scholes option-pricing model to value options, which requires the input of certain subjective assumptions, including the expected life of the options, a risk-free interest rate, a dividend rate, an estimated forfeiture rate, and the future volatility of the Company’s common equity. These assumptions are based on management’s best estimate at the time of grant. There have been no options granted since 2010.

Non-Vested Stock Options.  The following table is a summary of the status of the Company’s non-vested stock options as of December 31, 2013, and changes during the year ended December 31, 2013:

	Number of Shares Under Outstanding Options	Weighted Average Grant Date Fair Value
Non-vested options as of January 1, 2013	34,625	$4.38
Vested	(27,000)	$4.05
Forfeited	(1,875)	$5.62
Non-vested options as of December 31, 2013	5,750	$5.50

As of December 31, 2013, the unrecognized compensation expense associated with outstanding options was immaterial.  Compensation expense recognized related to stock options totaled approximately $0.1 million, $0.1 million, and $0.5 million for the years ended December 31, 2013,  2012 and 2011, respectively.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the year ended December 31, 2013, 2012, and 2011 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s convertible notes were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its convertible notes was also excluded, as the effect is anti-dilutive.

The shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the year ended December 31, 2013, 2012, and 2011 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	2013
	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$23,816
Less: Undistributed earnings allocated to unvested restricted shares	(672)
Net income available to common stockholders	$23,144	44,371,313	$0.52

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$672
Stock options added to the denominator under the treasury stock method		206,322
Less: Undistributed earnings reallocated to restricted shares	(669)
Net income available to common stockholders and assumed conversions	$23,147	44,577,635	$0.52

	2012			2011
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$43,591			$70,233
Less: Undistributed earnings allocated to unvested restricted shares	(1,497)			(2,626)
Net income available to common stockholders	$42,094	43,469,175	$0.97	$67,607	42,201,491	$1.60

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$1,497			$2,626
Stock options added to the denominator under the treasury stock method		406,157			685,289
Less: Undistributed earnings reallocated to restricted shares	(1,483)			(2,586)
Net income available to common stockholders and assumed conversions	$42,108	43,875,332	$0.96	$67,647	42,886,780	$1.58

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock (including both RSAs and RSUs) of 516,127 shares,  630,537 shares, and 501,331 shares for the year ended December 31, 2013,  2012, and 2011, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5)  Related Party Transactions

Board members. Dennis Lynch, a member of the Company’s Board of Directors, is a member of the Board of Directors for Fiserv, Inc. (“Fiserv”). Additionally, Jorge Diaz, also a member of the Company’s Board of Directors, is the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv. During the years ended December 31, 2013,  2012 and 2011, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment. The amounts paid to Fiserv for the years ended December 31, 2013, 2012, and 2011 were immaterial.

Bansi, an entity that owns a noncontrolling interest in the Company’s subsidiary, Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico in the normal course of business, including serving as one of the vault cash providers and bank sponsors, as well as providing other miscellaneous services. The amounts paid to Bansi for the years ended December 31, 2013, 2012, and 2011 were immaterial.

(6)  Property and Equipment, Net

The following is a summary of the components of property and equipment as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
ATM equipment and related costs	$538,364	$392,589
Technology assets	53,271	36,326
Office furniture, fixtures, and other	40,564	31,500
Total	632,199	460,415
Less accumulated depreciation	(361,233)	(224,177)
Net property and equipment	$270,966	$236,238

The property and equipment balances include deployments in process, as discussed in Note 1(h), Property and Equipment, Net, of $12.7 million and $7.1 million as of December 31, 2013 and 2012, respectively.

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as of December 31, 2013 and 2012,  as well as the changes in the net carrying amounts for the years ended December 31, 2013 and 2012 by segment:

	Goodwill
	U.S.	Europe (1)	Other International (2)	Total
	(In thousands)
Balance as of January 1, 2012:
Gross balance	$255,465	$63,364	$2,736	$321,565
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$255,465	$13,361	$2,736	$271,562

Acquisitions	12,306	199	327	12,832
Purchase price adjustments	683	—	2	685
Foreign currency translation adjustments	—	579	38	617

Balance as of December 31, 2012:
Gross balance	$268,454	$64,142	$3,103	$335,699
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$268,454	$14,139	$3,103	$285,696

Acquisitions	13,316	97,929	—	111,245
Purchase price adjustments	29	—	141	170
Allocation adjustment	6,640	(6,860)	220	—
Foreign currency translation adjustments	—	7,552	(172)	7,380

Balance as of December 31, 2013:
Gross balance	$288,439	$162,763	$3,292	$454,494
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$288,439	$112,760	$3,292	$404,491

____________

(1)	The Europe segment is comprised of the Company’s operations in U.K. and Germany.

(2)	The Other International segment is comprised of the Company’s operations in Mexico and Canada.

	Trade Name: indefinite-lived
	U.S.	Europe	Total
	(In thousands)
Balance as of January 1, 2012	$200	$3,098	$3,298
Foreign currency translation adjustments	—	133	133
Balance as of December 31, 2012	$200	$3,231	$3,431
Acquisitions	—	513	513
Reclassification to definite-lived trade name	—	(3,298)	(3,298)
Foreign currency translation adjustments	—	114	114
Balance as of December 31, 2013	$200	$560	$760

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$276,140	$(149,645)	$126,495	$212,509	$(125,920)	$86,589
Deferred financing costs	15,038	(5,466)	9,572	9,169	(4,373)	4,796
Exclusive license agreements	23,154	(14,693)	8,461	18,724	(12,543)	6,181
Non-compete agreements	4,075	(2,437)	1,638	2,822	(1,246)	1,576
Technology	2,827	(775)	2,052	—	—	—
Trade name: definite-lived	13,164	(527)	12,637	—	—	—
Total	$334,398	$(173,543)	$160,855	$243,224	$(144,082)	$99,142

The majority of the Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from four to ten years for customer and branding contracts/relationships, two to ten years for exclusive license agreements, one to five years for non-compete agreements, and one to fifteen years for finite-lived trade names. Estimated useful life for acquired technology is three years. Deferred financing costs are amortized through interest expense over the contractual term of the underlying borrowings utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.

Amortization of definite-lived intangible assets is recorded in the amortization expense line item in the Consolidated Statements of Operations, including any impairment charges, except for deferred financing costs and certain exclusive license agreements. Amortization of deferred financing costs is recorded in the Consolidated Statements of Operations combined with amortization of note discount. Certain exclusive license agreements that were effectively prepayments of merchant fees were amortized through the cost of ATM operating revenues line item during the year ended December 31, 2013 and 2012, for $4.0 million and $1.9 million, respectively. The Company recorded approximately $0.1 million in additional amortization expense during the year ended December 31, 2011 related to the impairments of certain previously acquired merchant contract/relationship intangible assets associated with its U.S. reporting segment. No additional amortization was recorded during the years ended December 31, 2013 and 2012.

The components of intangible assets acquired during the year ended December 31, 2013 were as follows:

	Amount Acquired in 2013	Weighted Average Amortization Period
	(In thousands)
Customer and branding contracts/relationships	$62,800	7.0 years
Non-compete agreements	1,284	2.5 years
Technology	2,852	3.0 years
Trade name: definite-lived	9,867	14.8 years
Total	$76,803

Estimated amortization for the Company’s intangible assets with definite lives for each of the next five years, and thereafter is as follows (amounts in thousands):

2014	$34,695
2015	32,205
2016	26,835
2017	22,519
2018	17,050
Thereafter	27,551
Total	$160,855

(8) Prepaid Expenses and Other Assets

The following is a summary of prepaid expenses, deferred costs, and other assets as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Prepaid Expenses, Deferred Costs, and Other Current Assets:
Prepaid expenses	$12,412	$11,349
Deferred costs and other current assets	7,747	19,631
Total	$20,159	$30,980

Prepaid Expenses, Deferred Costs, and Other Noncurrent Assets:
Prepaid expenses	$1,553	$224
Deferred costs	776	1,507
Other	350	437
Total	$2,679	$2,168

As of December 31, 2012, the Company had $13.4 million recorded for an insurance recovery receivable.  The Company collected this entire amount from its insurer in January 2013.

(9) Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Accrued merchant fees	$32,619	$23,510
Accrued taxes	23,033	1,794
Accrued merchant settlement amounts	17,365	9,255
Accrued compensation	12,501	9,524
Accrued interest expense	6,140	5,753
Accrued armored fees	5,271	4,628
Accrued maintenance fees	5,186	4,865
Accrued cash rental and management fees	4,570	4,067
Accrued purchases	2,392	2,084
Accrued interest rate swap payments	2,211	2,299
Accrued ATM telecommunications costs	1,682	1,254
Accrued processing costs	939	1,510
Other accrued expenses	23,867	9,569
Total	$137,776	$80,112

The increase in Accrued merchant settlement amounts was primarily related to the increase in merchant-owned arrangements as a result of acquisitions completed during 2013. The increase in the accrued taxes line above relates to increased estimated liabilities for U.K. business rates (similar to property taxes), which increased significantly during the third quarter of 2013 as the governmental agency responsible for assessing property values in the U.K. materially changed its approach for locating and assessing ATM sites and is now also seeking to recover assessments for prior periods dating back to 2010 for some of the Company’s ATM locations in the U.K. The Company has no statutory responsibility to self-assess property taxes in the U.K., but instead, must pay business rates invoices when they are invoiced. Prior to the third quarter of 2013, only a minority of its ATMs had been assessed business rates. The Company had $14.7 million in accrued property taxes in the U.K. as an estimate of the Company’s expected liability through December 31, 2013, based on the information available as of that date. The Company’s estimated liability is subject to change based on potential challenges associated with valuations of the assessments, possible legal challenges the Company may assert, the Company’s ability to recover a portion of the estimated costs for which the Company’s merchants are contractually liable, and other factors.

(10) Long-Term Debt

The carrying value of the Company's long-term debt consisted of the following as of December 31, 2013 and 2012

	2013	2012
	(In thousands)
8.25% Senior subordinated notes due September 2018	$200,000	$200,000
1.00% Convertible senior notes due December 2020	216,635	—
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.5% and 2.2% as of December 31, 2013 and 2012, respectively)	72,547	152,000
Equipment financing notes	1,332	2,819
Total	490,514	354,819
Less: current portion	1,289	1,467
Total long-term debt, excluding current portion	$489,225	$353,352

Revolving Credit Facility

As of December 31, 2013, the Company's revolving credit facility provided for $375.0 million in borrowings and letters of credit (subject to the covenants contained within the facility) and had a termination date of July 15, 2016.   The revolving credit facility was amended on August 5, 2013, in anticipation of the completion of the Cardpoint acquisition. This amendment expanded the borrowing capacity from $250.0 million to $375.0 million and amended certain covenants to allow for certain indebtedness, investments, acquisitions, intercompany loans and dispositions of assets made in connection with the Cardpoint acquisition. Further, the revolving credit facility was amended on November 18, 2013 to amend certain covenants to permit the issuance of (1) the $287.5 million 1.00% Convertible Senior Notes due 2020 (“Convertible Notes”), (2) the related convertible note hedge transactions, and (3) the related warrant transactions. Also amended were the covenants related to the performance of the Company’s obligations under the Convertible Notes, the related convertible note hedge transactions and the warrant transactions, and the repurchase of shares of the Company’s common stock concurrent with the issuance of the Convertible Notes (these transactions are further discussed below). There were no other material modifications made to the Company's revolving credit facility.

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

The primary restrictive covenants within the facility include (1) limitations on the amount of senior debt and total debt that the Company can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the revolving credit facility. These limitations are generally governed by a senior leverage ratio test and the existing fixed charge ratio covenant.

The failure to comply with the covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the agreement.  Other events of default under the agreement include, among other things, (1) the failure to timely pay principal, interest, fees or other amounts due and owing; (2) the inaccuracy of representations or warranties in any material respect; (3) the occurrence of certain bankruptcy or insolvency events; (4) loss of lien perfection or priority; and (5) the occurrence of a change in control.  The occurrence and continuance of an event of default could result in, among other things, termination of the lenders' commitments and acceleration of all amounts outstanding.  The Company's obligations under the credit agreement are guaranteed by certain of the Company's existing and future domestic subsidiaries, subject to certain limitations.  In addition, the Company's obligations under the credit agreement, subject to certain exceptions, are secured on a first-priority basis by liens on substantially all of the tangible and intangible assets of the Company and the guarantors. As of December 31, 2013, the Company was in compliance with all applicable covenants and ratios under the revolving credit facility.

As of December 31, 2013, $72.5 million was outstanding under the Company’s revolving credit facility, all of which was denominated in British pounds. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the revolving credit facility. As of December 31, 2013, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $300.4 million.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by all of the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of December 31, 2013, the Company was in compliance with all applicable covenants required under the 2018 Notes.

$287.5 Million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, the Company issued $250.0 million of 1.00% convertible senior notes due December 2020 (the "Convertible Notes") at par value. The Company also granted to the initial purchasers the option to purchase, during the 13 day period following the issuance of the notes, up to an additional $37.5 million of Convertible Notes (the “Over-allotment Option”). The initial purchasers exercised the Over-allotment Option on November 21, 2013. The Company received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and the amount paid to repurchase its outstanding common stock concurrently with the offering. The Company used a portion of the net proceeds from the offering and the warrant transaction to pay the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into with the initial purchasers on November 19, 2013, concurrently with the pricing of the Convertible Notes, and on November 21, 2013, concurrently with the exercise of the Over-allotment Option. The Company pays interest semi-annually (payable in arrears) on June 1st and December 1st of each year, beginning on June 1, 2014. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 and the fair value of the embedded option was $71.7 million as of the issuance date. Under U.S. GAAP, the Company is required to recognize effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponds to the Company’s estimated nonconvertible borrowing rate at the date of issuance.

The Convertible Notes have an initial conversion price of $52.35 per share, which equals an initial conversion rate of 19.1022 shares of common stock per $1,000 principal amount of notes, for a total of approximately 5.5 million shares of our common stock initially underlying the debt. The conversion rate, however, is subject to adjustment under certain circumstances. Conversion can occur: (1) any time on or after September 1, 2020; (2) after March 31, 2014, during any calendar quarter that follows a calendar quarter in which the price of the Company’s common stock exceeds 135% of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (3) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 98% of the closing price of the Company’s common stock multiplied by the applicable conversion rate on each such trading day; (4) upon specified distributions to the Company’s shareholders upon recapitalizations, reclassifications or changes in stock; and (5) upon a make-whole fundamental change. A fundamental change is defined as any one of the following: (1) any person or group that acquires 50% or more of the total voting power of all classes of common equity that is entitled to vote generally in the election of the Company’s directors; (2) the Company engages in any recapitalization, reclassification or changes of common stock as a result of which the common stock would be converted into or exchanged for, stock, other securities, or other assets or property; (3) the Company engages in any share exchange, consolidation or merger where the common stock is converted into cash, securities or other property; (4) the Company engages in any sales, lease or other transfer of all or substantially all of the consolidated assets; or (5) the Company’s stock is not listed for trading on any U.S. national securities exchange.

As of December 31, 2013, none of the contingent conversion thresholds described above were met in order for the Convertible Notes to be convertible at the option of the note holders. As a result, the Convertible Notes have been classified as a noncurrent liability on the Company’s Consolidated Balance Sheets at December 31, 2013. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

Upon conversion, holders of the Convertible Notes are entitled to receive cash, shares of the Company’s common stock or a combination of cash and common stock, at the Company’s election. In the event of a change in control, as defined in the indenture under which the Convertible Notes have been issued, holders can require the Company to purchase all or a portion of their Convertible Notes for 100% of the notes' par value plus any accrued and unpaid interest.

Interest expense related to with the Convertible Notes consisted of the following:

	2013	2012	2011
	(In thousands)
Cash interest per contractual coupon rate	$288	$—	$—
Amortization of note discount	848	—	—
Amortization of deferred financing costs	48	—	—
Total interest expense related to Convertible Notes	$1,184	$—	$—

The carrying value of the Convertible Notes consisted of the following as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Principal balance	$287,500	$—
Discount, net of accumulated amortization	(70,865)	—
Net carrying amount of Convertible Notes	$216,635	$—

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, the Company purchased call options granting the Company the right to acquire up to approximately 5.5 million shares of its common stock with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. The Company also sold to the initial purchasers warrants to acquire up to approximately 5.5 million shares of its common stock with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, the Company’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, the Company will be required to issue additional shares of its common stock to the initial purchasers. The amounts allocated to both the note hedge and warrants were recorded in equity, as further described in Note 13, Stockholders’ Equity.

Other Borrowing Facilities

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have outstanding balances as of December 31, 2013. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 9.94%, were utilized for the purchase of ATMs to support growth in the Company’s Mexico operations. As of December 31, 2013,  approximately $17.4 million pesos ($1.3 million U.S.) were outstanding under the agreements. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of December 31, 2013, the total amount of these guarantees was $8.9 million pesos ($0.7 million U.S.).

U.K. overdraft facility.  The Company’s U.K. operation has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of December 31, 2013) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s U.K. operations. As of December 31, 2013, there were no amounts outstanding under the overdraft facility.

Debt Maturities

Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2013, were as follows (in thousands) for the years indicated:

2014	$1,292
2015	40
2016	72,547
2017	—
2018	200,000
Thereafter	287,500
Total	$561,379

(11) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company's ATMs and costs to restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time. As reflected in the table below, during the year ended December 31, 2013, the Company revised its estimated future liabilities based on recent actual experience, changes in certain customer-specific estimates and other cost estimate changes. The changes in estimated future costs were recorded as a reduction in the carrying amount of the remaining unamortized asset and reduce the Company’s depreciation and accretion expense amounts prospectively. Additionally, as of December 31, 2013, the Company reclassified a portion of the liabilities as current, which is included in the Current portion of other long-term liabilities line item in the accompanying Consolidated Balance Sheets.  A portion of the liabilities as of December 31, 2012 was also reclassified as current, although the total amount of liabilities was unchanged.

The following table is a summary of the changes in the Company's asset retirement obligation liability for the years ended December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Asset retirement obligation as of beginning of period	$44,696	$34,517
Additional obligations	6,399	10,303
Estimated obligations assumed in Cardpoint acquisition	18,494	—
Accretion expense	2,777	2,602
Change in estimates	(6,477)	—
Payments	(2,495)	(3,510)
Foreign currency translation adjustments	437	784
Total asset retirement obligation at end of period	63,831	44,696
Less: current portion	3,166	2,834
Asset retirement obligation, excluding current portion	$60,665	$41,862

See Note 16, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(12) Other Liabilities

The following is a summary of the components of the Company’s other liabilities as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$31,069	$23,117
Deferred revenue	1,315	835
Asset retirement obligations	3,166	2,834
Other	47	434
Total	$35,597	$27,220

Other Long-Term Liabilities:
Interest rate swaps	$34,509	$84,973
Obligations associated with acquired unfavorable contracts	—	964
Deferred revenue	962	1,353
Other	3,265	5,831
Total	$38,736	$93,121

Other long-term liabilities related to interest rate swaps decreased significantly from December 31, 2012 to December 31, 2013 mostly as a result of changes (increases) in forward interest rate curves since December 31, 2012. See Note 15, Derivative Financial Instruments for additional information on the Company's interest rate swaps.

(13)  Stockholders’ Equity

Common and Preferred Stock. The Company is authorized to issue 125,000,000 shares of common stock, of which 44,375,952 and 44,641,224 shares were outstanding as of December 31, 2013 and 2012, respectively. Additionally, the Company is authorized to issue 10,000,000 shares of preferred stock, of which no shares were outstanding as of December 31, 2013 and 2012.

Additional Paid-In Capital. Included in the balance of Additional paid-in capital are amounts related to the Convertible Notes issued in November 2013 and the related equity instruments. These amounts include: (1) the fair value of the embedded option of the Convertible Notes for $71.7 million, (2) the amount paid to purchase the associated convertible note hedges for $72.6 million, (3) the amount received for selling associated warrants for $40.5 million, and (4) $1.7 million in debt issuance costs allocated to the equity component of the convertible note. See Note 10,  Long-Term Debt for additional information on the Convertible Notes and the related equity instruments.

Accumulated Other Comprehensive Loss, Net.   Accumulated other comprehensive loss, net, is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of accumulated other comprehensive loss, net for the years ended December 31, 2013, 2012, and 2011:

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts, net of tax		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2011	$(26,569)	$(38,484)	(1)	$(65,053)
Other comprehensive loss before reclassification	(566)	(41,960)	(2)	(42,526)
Amounts reclassified from accumulated other comprehensive loss, net	—	23,677	(2)	23,677
Total accumulated other comprehensive loss, net as of December 31, 2011	$(27,135)	$(56,767)	(1)	$(83,902)
Other comprehensive income (loss) before reclassification	2,501	(49,485)	(3)	(46,984)
Amounts reclassified from accumulated other comprehensive loss, net	—	25,801	(3)	25,801
Total accumulated other comprehensive loss, net as of December 31, 2012	$(24,634)	$(80,451)	(1)	$(105,085)
Other comprehensive income before reclassification	6,198	62	(4)	6,260
Amounts reclassified from accumulated other comprehensive loss, net	—	25,871	(4)	25,871
Total accumulated other comprehensive loss, net as of December 31, 2013	$(18,436)	$(54,518)	(1)	$(72,954)

___________

(1) Net of deferred income tax benefit of $1,383 as of January 1, 2011, and $12,602, $27,413, and $10,829 as of December 31, 2011, 2012, and 2013, respectively.

(2) Net of deferred income tax benefit of  $25,748 for Other comprehensive income before reclassification and deferred income tax expense of $14,529 for Amounts reclassified from accumulated other comprehensive loss, net, for the year ended December 31, 2011.

(3) Net of deferred income tax benefit of $30,946 for Other comprehensive income before reclassification and deferred income tax expense of $16,135 for Amounts reclassified from accumulated other comprehensive loss, net, for the year ended December 31, 2012.

(4) Net of deferred income tax expense of $40 for Other comprehensive income before reclassification and deferred income tax expense of $16,544 for Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2013.

The Company records unrealized gains and losses related to its interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net, line item within Stockholders' equity in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from accumulated other comprehensive loss, net are recognized in Cost of ATM operating revenues line item on the accompanying Consolidated Statements of Operations.

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company's book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(14)  Employee Benefits

The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the U.S. During 2013, the Company matched 50% of employee contributions up to 4% of the employee’s eligible compensation (for a maximum matching contribution of 2% of the employee’s eligible compensation by the Company). Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20% per year. The Company also sponsors a similar plan for its employees in the U.K. The Company contributed $0.7 million, $0.6 million, and $0.4 million to the defined contribution benefit plans for the years ended December 31, 2013,  2012, and 2011, respectively.

(15) Derivative Financial Instruments

Cash Flow Hedging Strategy

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility.  The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries.  While the Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S. The Company’s interest rate swap contracts to manage its vault cash rental interest rate risk in the U.K. expired as of December 31, 2013. The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in any of the other international subsidiaries, nor does it utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

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

 The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,250	2.98%	January 1, 2014 – December 31, 2014
$1,300	2.84%	January 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018

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

Balance Sheet Data

	December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:	(In thousands)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$31,069	Current portion of other long-term liabilities	$23,117
Interest rate swap contracts	Other long-term liabilities	34,509	Other long-term liabilities	84,973
Total Derivatives		$65,578		$108,090

Statements of Operations Data

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
	(In thousands)			(In thousands)
Interest rate swap contracts	$62	$(49,486)	Cost of ATM operating revenues	$(25,871)	$(26,167)

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

As of December 31, 2013, the Company expected to reclassify $31.1 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 16, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(16) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and 2012 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$65,578	$—	$65,578	$—
Acquisition-related contingent consideration	575	—	—	575

	Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$108,090	$—	$108,090	$—
Acquisition-related contingent consideration	3,455	—	—	3,455

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations using Level 3 inputs, and are only reevaluated periodically based on estimated current fair value.  Amounts added to the asset retirement obligation liability during the years ended December 31, 2013, 2012 and 2011 totaled  $24.9 million,  $10.3 million, and $8.7 million, respectively. The substantial increase in 2013 relates primarily to estimated liabilities assumed in conjunction with the Company’s acquisition of Cardpoint in August 2013.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $65.6 million as of December 31, 2013. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 15, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of December 31, 2013, the fair value of the Company's 2018 Notes and 2020 Convertible Notes (see Note 10, Long-Term Debt)  totaled $214.8 million and $288.5 million, respectively, based on the quoted market price (Level 1 input) for these notes as of that date.

(17) Commitments and Contingencies

Legal Matters

Automated Transactions. On August 16, 2010, a lawsuit was filed in the U.S. District Court for the District of Delaware (the “District Court”) entitled Automated Transactions LLC (“ATL”) v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc. (“Cardtronics USA”), as one of the defendants. The 2010 Lawsuit alleges that Cardtronics USA and the other defendants infringed upon seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs. The plaintiff, ATL, is seeking a permanent injunction, damages, treble damages and costs, including attorney's fees and expenses. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in a suit filed in January 2006 (the "2006 Lawsuit") in the District Court against 7-Eleven, Inc. (“7-Eleven”) concerning six of the same seven patents. In July 2007, when the Company acquired the 7-Eleven portfolio, the Company became subject to the 2006 Lawsuit. The ATM supplier in that case agreed to indemnify 7-Eleven against the plaintiff's claims. That indemnity was assigned by 7-Eleven to the Company, and the supplier acknowledged that assignment.

The 2010 Lawsuit was initially stayed by order of the District Court pending the outcome of the 2006 Lawsuit.  In the 2006 Lawsuit, following the Company’s submission for summary judgment the District Court found that the defendants did not infringe the claims asserted in any of the plaintiff's five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the District Court granted the defendants partial summary judgment, concluding that the plaintiff's patent claims were, in part, invalid and rendered other findings so as to materially weaken the plaintiff's case. In addition, on January 28, 2011, the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences ("BPAI") issued a decision affirming the rejection on the grounds of obviousness of all the claims relating to one of the patents asserted by the plaintiff in both the 2006 Lawsuit and the 2010 Lawsuit. The plaintiff appealed both of these rulings to the U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”). On April 23, 2012, the Court of Appeals rendered a decision that affirmed both the District Court’s rulings and the BPAI decision (the “Appeals Decision”).  ATL’s request for rehearing of the Appeals Decision was denied.  As a consequence, the 2006 Lawsuit has been effectively resolved in the Company’s favor pending entry of a formal final judgment.  Furthermore, though the Appeals Decision in the 2006 Lawsuit does not formally terminate the 2010 Lawsuit, the findings set forth in the Appeals Decision should also resolve in favor of the Company all of the claims made involving the same patents as had been asserted in the 2006 Lawsuit. The Appeals Decision should also materially weaken the plaintiff’s claims in the two remaining patents in the 2010 Lawsuit, which has been consolidated with the 2006 Lawsuit and resumed.

Notwithstanding the outcome of the 2006 Lawsuit, ATL initiated several new patent infringement lawsuits against other companies, based on “child” patents of the parent patent which are at issue in the 2006 Lawsuit and the 2010 Lawsuit.  The asserted claims of the parent patent have already been held invalid in the Appeals Decision. The claims of infringement of the child patents are substantially similar to the prior claims under the parent and other child patents, i.e. the ATMs allowed the cardholders to access the internet and to conduct retail transactions at the ATM that were asserted by the defendants to be non-routine banking transactions. Two of those new cases were brought in the District Court for the Southern District of New York (“New York District Court”) and named as defendants, two customers of the Company under ATM placement agreements pursuant to which the Company operates ATMs alleged to infringe ATL’s child patents. Until resolved, these cases implicate the Company in defending its customers where these ATMs are placed and could involve ATL alleging new claims directly against the Company. The Company has joined as a defendant in both of those cases and asserted counterclaims against ATL for invalidity, non-infringement and requesting costs and attorneys’ fees for improperly bringing such a suit. On January 17, 2013, the Court in one case agreed with the Company’s request to transfer the case for all purposes to the District Court because of that Court’s familiarity with the patents in suit. Subsequently, the Judicial Panel on Multidistrict Litigation transferred the other case against the Company’s customer, along with many other ATL cases filed in other district courts, to the District Court for consolidated pretrial proceedings, and the Company then joined that action as a defendant and counterclaimant, as noted above.

On April 1, 2013, a panel for the U.S. Judicial Panel on Multidistrict Litigation, over ATL’s objection, transferred eight other suits involving ATL’s parent patent and 12 child patents and several different types of ATMs to the District Court to be consolidated or coordinated before the judge who had previously decided the 2006 Lawsuit against ATL. In addition, the other action still pending in New York District Court against the Company’s customer, noted above, was also transferred to that judge, along with other ATL cases deemed to be “tag along” actions to the cases already transferred. The District Court has issued a scheduling order pursuant to which discovery will be conducted and all pre-trial motions have been scheduled to be submitted by June 19, 2015.  Under that order, trial for these matters has not been set.

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

National Federation of the Blind. Through its acquisition of the E*Trade ATM portfolio, the Company became the sole defendant in the June 2003 lawsuit filed by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. and certain individuals representing a class of similarly situated persons (the "Plaintiffs") against E*Trade Access, Inc., et al. in the U.S. District Court for the District of Massachusetts (“Massachusetts District Court”): Civil Action No. 03-11206-NMG (the “Lawsuit”).  The Plaintiffs sought to require, among other things, that ATMs deployed by E*Trade be voice-guided. In December 2007, the Company and Plaintiffs entered into a settlement agreement (as modified in November 2010, the "Settlement Agreement").  In 2011, the Plaintiffs filed a motion of contempt with the Massachusetts District Court alleging that the Company had failed to fully comply with the requirements of the Settlement Agreement.  On December 15, 2011, the Massachusetts District Court issued an order that required the Company to bring all of its ATMs in compliance with the terms of the Settlement Agreement by March 15, 2012.  In August 2012, the Plaintiffs filed their second motion of contempt, which alleged, among other things, that the Company had failed to meet the Massachusetts District Court’s deadline and sought a fine of $50 per ATM for each month that the Massachusetts District Court determined the Company was not in compliance.

In March 2013, the Massachusetts District Court issued an order that stated that sanctions would be imposed, but did not specify what violations had occurred. In April 2013, the Massachusetts District Court appointed a Special Master to determine how many of the Company’s ATMs were not in compliance with the Settlement Agreement as of March 15, 2012 and to determine an appropriate sanction or fine for such compliance, if any.  Since his appointment,  the Special Master has met three times with all the parties, reviewed all matters thought relevant by him and in December 2013, filed under seal his Report and Recommendation with the Court.  The parties have until March 21, 2014 to file any objection to the report or to enter into any further mutually agreed modification to the Settlement Agreement. The Company does not expect the outcome of this matter to have a material adverse effect upon its financial statements.

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

Operating Lease Obligations

The Company was a party to several operating leases as of December 31, 2013, primarily for office space and the rental of space at certain merchant locations.

Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2013 were as follows for each of the five years indicated and in the aggregate thereafter (amounts in thousands):

2014	$8,284
2015	6,098
2016	3,568
2017	2,739
2018	2,439
Thereafter	3,721
Total minimum lease payments	$26,849

Total rental expense under the Company’s operating leases, net of sublease income, was approximately $7.2 million, $6.7 million, and $6.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $63.8 million accrued for these liabilities as of December 31, 2013. For additional information, see Note 11, Asset Retirement Obligations.

Purchase commitments. As of December 31, 2013, the Company had entered into an agreement to purchase $1.3 million of ATM parts for its U.S. segment and $3.9 million of ATMs and equipment for its Europe segment during 2014. Other material purchase commitments as of December 31, 2013 included $3.2 million in minimum service requirements for certain gateway and processing fees over the next four years for its U.S. segment.

(18) Income Taxes

Income tax expense (benefit) based on the Company’s income before income taxes consisted of the following for the years ended December 31, 2013,  2012, and 2011:

	2013	2012	2011
	(In thousands)
Current:
U.S. federal	$26,766	$503	$(86)
State and local	5,503	812	1,774
Foreign	1,216	—	—
Total current	$33,485	$1,315	$1,688
Deferred:
U.S. federal	$11,648	$24,005	$(12,025)
State and local	(1,901)	1,749	(2,839)
Foreign	(1,214)	(60)	—
Total deferred	8,533	25,694	(14,864)
Total income tax expense (benefit)	$42,018	$27,009	$(13,176)

Income tax expense (benefit) differs from amounts computed by applying the U.S. federal statutory tax rate to income before taxes as follows for the years ended December 31, 2013,  2012, and 2011:

	2013	2012	2011
	(In thousands)
Income tax expense, at the statutory rate of 35.0%	$21,932	$24,595	$19,940
Provision to return and deferred tax adjustments	(1,637)	200	(190)
Change in federal and state effective tax rates	—	—	(780)
State tax, net of federal benefit	2,275	1,858	2,418
Permanent adjustments	(115)	322	341
Foreign subsidiary tax rate differences	1,252	120	139
Impact of entity restructuring	15,501	—	(37,019)
Foreign subsidiary change in statutory rate	—	—	524
Other	(6)	67	256
Subtotal	39,202	27,162	(14,371)
Change in valuation allowance	2,816	(153)	1,195
Total income tax expense (benefit)	$42,018	$27,009	$(13,176)

Income tax expense for the year ended December 31, 2013 relates primarily to the consolidated income generated from the Company’s U.S. operations and tax structure changes during the year.  The significant expense and effective tax rate increase for the year ended December 31, 2013 when compared to the same period in 2012 was primarily due to: (1) restructuring of its U.K. operations during the third quarter of 2013, which resulted in the recognition of a $13.8 million income tax charge associated with its U.K. restructuring in the third quarter, which primarily relates to deferred tax assets that are no longer realizable as a result of the restructuring; (2) operating losses in certain foreign operations for which the Company does not record a tax benefit, as a result of carrying a valuation allowance on those deferred tax assets;  (3) certain current year losses on its U.S. tax return that cannot be recognized as a result of the U.K. restructuring; and (4) certain non-deductible acquisition costs. The Company continues to maintain valuation allowances for its local net deferred tax asset positions for certain of its entities in the U.K. and Mexico, as it currently believes that it is more likely than not that these tax assets will not be realized.

The net current and noncurrent deferred tax assets and liabilities (by segment) as of December 31, 2013 and 2012 were as follows:

	United States		Europe		Other International
	2013	2012	2013	2012	2013	2012
	(In thousands)
Current deferred tax asset	$17,652	$12,839	$3,576	$107	$171	$395
Valuation allowance	—	—	(70)	(75)	(88)	(11)
Current deferred tax liability	(2)	(62)	(1,188)	(1,286)	—	—
Net current deferred tax asset (liability)	17,650	12,777	2,318	(1,254)	83	384
Noncurrent deferred tax asset	31,414	55,704	24,487	14,888	3,945	2,341
Valuation allowance	—	—	(9,900)	(10,233)	(2,008)	(244)
Noncurrent deferred tax liability	(36,264)	(30,348)	(5,909)	(3,401)	(1,755)	(2,421)
Net noncurrent deferred tax (liability) asset	(4,850)	25,356	8,678	1,254	182	(324)
Net deferred tax asset (liability)	$12,800	$38,133	$10,996	$—	$265	$60

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
	(In thousands)
Current deferred tax assets:
Reserve for receivables	$258	$218
Accrued liabilities and inventory reserves	5,069	3,813
Net operating loss carryforward	3,614	375
Unrealized losses on interest rate swap contracts	12,197	8,677
Other	261	258
Subtotal	21,399	13,341
Valuation allowance	(158)	(86)
Current deferred tax assets	21,241	13,255
Noncurrent deferred tax assets:
Net operating loss carryforward	17,350	4,434
Unrealized loss on interest rate swap contracts	13,548	32,916
Stock-based compensation	6,111	4,819
Asset retirement obligations	2,434	4,963
Tangible and intangible assets	15,970	24,065
Deferred revenue	798	138
Other	3,635	1,598
Subtotal	59,846	72,933
Valuation allowance	(11,908)	(10,477)
Noncurrent deferred tax assets	47,938	62,456
Current deferred tax liabilities:
Other	(1,190)	(1,348)
Current deferred tax liabilities	(1,190)	(1,348)
Noncurrent deferred tax liabilities:
Tangible and intangible assets	(41,303)	(33,441)
Asset retirement obligations	(2,625)	(2,729)
Noncurrent deferred tax liabilities	(43,928)	(36,170)

Net deferred tax asset	$24,061	$38,193

On August 7, 2013, through its wholly-owned subsidiaries, the Company acquired all of the outstanding shares of Cardpoint, with operations in the U.K. and Germany. At the time of the acquisition, ten legal entities were active under Cardpoint (collectively, the “Cardpoint group”).  Various entities in the Cardpoint group have accumulated net operating loss carryforwards (“NOL”) and allowable capital allowances that the Company expects to utilize in the future to offset expected future profits in the group.  As of the acquisition date, the Cardpoint group had NOLs in the amount of approximately $60.5 million and allowable capital allowances of approximately $72.4 million. The Company determined that it is more likely than not that the Cardpoint group will be able to realize the benefits of its deferred tax assets.

Following the Cardpoint acquisition in September 2013, the Company restructured a portion of its other U.K. operations (Bank Machine entities). Through a series of restructuring completed during the third quarter of 2013, the Bank Machine entities are now owned by

Cardpoint Limited. Concurrent with the restructuring, the Company implemented a financing structure to fund future growth of its European operations.

The deferred tax benefits associated with the Company’s net unrealized losses on derivative instruments have been reflected within the Accumulated other comprehensive loss, net, balance in the accompanying Consolidated Balance Sheets.

As of December 31, 2013, the Company had approximately $7.9 million in U.S. federal net operating loss carryforwards that will begin expiring in 2025.

As of December 31, 2013, the Company had approximately $67.4 million in net operating loss carryforwards in the U.K. not subject to expiration, $8.5 million in net operating loss carryforwards in Mexico that will begin expiring in 2016, and approximately $3.0 million in net operating loss carryforwards in Germany that are not subject to expiration.  The deferred tax benefits associated with such carryforwards in Mexico and some of the Company’s U.K. entities, to the extent they are not offset by deferred tax liabilities, have been fully reserved for through a valuation allowance. The Company determined that it is more likely than not that the Cardpoint group will be able to realize the benefits of its tax assets related to net operating losses.

At this time, the Company does not expect that its U.K. and Mexico operations that carry valuation allowances will be in a position in the near future to be able to more likely than not fully utilize their deferred tax assets in their respective tax jurisdictions, including their net operating loss carryforwards.  As a result, the deferred tax benefits associated with these companies, to the extent they are not offset by deferred tax liabilities, have been fully reserved through a valuation allowance

The Company currently believes that the unremitted earnings of its international subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is not subject to income tax examination by tax authorities for years before 2010.

(19)  Concentration Risk

Significant Supplier.  For the years ended December 31, 2013 and 2012, the Company’s U.S.,  U.K., and Canada operations purchased equipment from one supplier that accounted for 63.5% and 70.3%, respectively, of the Company’s total ATM purchases for those years.

Significant Vendors.  The Company obtains the cash to fill a substantial portion of its domestic Company-owned, and, in some cases, merchant-owned, ATMs from Bank of America and Wells Fargo.  For the quarter ended December 31, 2013, the Company had an average of $2.0 billion in cash in its domestic ATMs, of which 31.7% was provided by Bank of America and 29.7% was provided by Wells Fargo. The Company’s existing vault cash rental agreements expire at various times from March 2014 to December 2016.  However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond the Company’s control, including certain bankruptcy events of the Company or its subsidiaries, or a breach of the terms of the Company’s cash provider agreements.  Other key terms of the agreements include the requirement that the cash providers provide written notice of their intent not to renew.  Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date.  If such notice is not received, then the contracts will typically automatically renew for an additional one-year period.  Additionally, the Company’s contract with one of its vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 90 days prior written notice.  However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.  In the U.K., the Company obtains the majority of its vault cash from Santander,  for which the existing vault cash rental agreement expires in December 2014.

In addition to the above, the Company had concentration risks in significant vendors for the provision of on-site maintenance services and armored courier services in the U.S. for the years ended December 31, 2013 and 2012.

Significant Customers.  For the years ended December 31, 2013 and 2012, the Company derived 40.8% and 45.2%, respectively, of its unaudited pro forma revenues from ATMs placed at the locations of its five largest merchants. The Company’s top five merchants (based on its total revenues) were 7-Eleven, Inc. (“7-Eleven”), CVS Caremark Corporation (“CVS”),  Walgreen Co. (“Walgreens”),  Speedway LLC (“Speedway”), and Valero Energy Corporation (“Valero”) for the year ended December 31, 2013 and were 7-Eleven, CVS, Walgreens, Speedway, and The Pantry, Inc. for the year ended December 31, 2012.  Unaudited pro forma revenues are the Company’s actual total revenues for 2013 and the pro forma effect of the Cardpoint acquisition for the entire year of 2013.  7-Eleven, which represents the single largest merchant customer in the Company’s portfolio, comprised 24.0% and 26.9% of the Company’s unaudited pro forma revenues for the years ended December 31, 2013 and 2012, respectively. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with these merchants.

(20) Segment Information

As of December 31, 2013, the Company's operations consisted of its U.S., Europe, and Other International segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. During 2013, the U.K. segment was expanded and renamed the Europe segment to include Germany, as a result of the Cardpoint acquisition. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests:

	2013	2012	2011
	(In thousands)
Adjusted EBITDA	$218,842	$189,533	$156,307
Less:
Loss on disposal of assets	2,790	1,787	981
Other income	(3,150)	(1,830)	(849)
Noncontrolling interests	(2,399)	(1,668)	(1,897)
Stock-based compensation expense	12,290	11,072	9,283
Acquisition-related expenses	15,400	3,332	4,747
Other adjustments to cost of ATM operating revenues (1)	8,670	—	—
Other adjustments to selling, general, and administrative expenses (2)	505	972	—
EBITDA	$184,736	$175,868	$144,042
Less:
Interest expense, net, including amortization of deferred financing costs and note discount	23,086	22,057	21,109
Income tax expense (benefit)	42,018	27,009	(13,176)
Depreciation and accretion expense	68,480	61,499	47,962
Amortization expense	27,336	21,712	17,914
Net income attributable to controlling interests and available to common stockholders	$23,816	$43,591	$70,233

____________

 (1) Adjustment to cost of ATM operating revenues for the year ended December 31, 2013 is related to the charge  for retroactive property taxes on certain ATM locations in the U.K.

(2) Adjustment to selling, general, and administrative expense for the years ended December 31, 2013 and 2012 represent  severance related costs associated with management of the Company’s U.K. operations.

The following tables reflect certain financial information for each of the Company's reporting segments for the year ended December 31, 2013, 2012, and 2011:

	Year Ended December 31, 2013
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$657,390	$178,448	$40,648	$—	$876,486
Intersegment revenues	8,319	407	56	(8,782)	—
Cost of revenues	426,635	140,812	36,122	(8,282)	595,287
Selling, general, and administrative expenses	67,890	13,575	3,127	—	84,592
Acquisition-related expenses	8,036	7,333	31	—	15,400
Loss (gain) on disposal of assets	1,626	(123)	1,287	—	2,790

Adjusted EBITDA	183,498	33,580	2,261	(497)	218,842

Depreciation and accretion expense	41,530	22,448	4,582	(80)	68,480
Amortization expense	21,101	5,541	694	—	27,336
Interest expense, net, including amortization of deferred financing costs and note discount	21,494	1,262	330	—	23,086
Income tax expense (benefit)	42,017	(190)	191	—	42,018

Capital expenditures (1)	$53,023	$21,745	$2,434	$(49)	$77,153

	Year Ended December 31, 2012
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$626,241	$117,814	$36,394	$—	$780,449
Intersegment revenues	10,087	—	89	(10,176)	—
Cost of revenues	423,813	93,030	28,909	(9,665)	536,087
Selling, general, and administrative expenses	54,635	7,491	2,970	429	65,525
Acquisition-related expenses	3,207	120	5	—	3,332
Loss on disposal of assets	1,716	61	10	—	1,787

Adjusted EBITDA	168,915	18,256	3,303	(941)	189,533

Depreciation and accretion expense	37,831	19,894	3,768	6	61,499
Amortization expense	20,088	1,437	187	—	21,712
Interest expense, net, including amortization of deferred financing costs	21,005	647	405	—	22,057
Income tax expense (benefit)	27,069	—	(60)	—	27,009

Capital expenditures (1)	$62,496	$21,839	$8,851	$(383)	$92,803

	Year Ended December 31, 2011
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$501,439	$97,665	$25,472	$—	$624,576
Intersegment revenues	4,277	—	111	(4,388)	—
Cost of revenues	329,782	75,109	19,612	(4,388)	420,115
Selling, general, and administrative expenses	47,342	5,950	2,290	—	55,582
Acquisition-related expenses	4,747	—	—	—	4,747
Loss (gain) on disposal of assets	791	215	(25)	—	981

Adjusted EBITDA	137,840	16,554	1,913	—	156,307

Depreciation and accretion expense	28,719	16,194	3,070	(21)	47,962
Amortization expense	15,985	1,892	37	—	17,914
Interest expense, net, including amortization of deferred financing costs	17,144	3,260	705	—	21,109
Income tax benefit	(13,176)	—	—	—	(13,176)

Capital expenditures (1)	$46,154	$20,478	$254	$—	$66,886

_________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	December 31, 2013	December 31, 2012	December 31, 2011
	(In thousands)
United States	$931,396	$714,110	$665,553
Europe	341,618	108,894	93,182
Other International	26,452	30,066	16,626
Eliminations	(243,263)	(84,178)	(62,560)
Total	$1,056,203	$768,892	$712,801

(21) Supplemental Guarantor Financial Information

The Company's 2018 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by all of the Company's 100% owned domestic subsidiaries. The following information sets forth the condensed consolidating statements of operations and cash flows for the years ended December 31, 2013, 2012, and 2011 and the condensed consolidating balance sheets as of December 31, 2013 and 2012 of (1) Cardtronics, Inc., the parent company and issuer of the 2018 Notes ("Parent"); (2) all of the Company's 100% owned domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$665,709	$219,559	$(8,782)	$876,486
Operating costs and expenses	12,583	554,235	235,429	(8,362)	793,885
Operating (loss) income	(12,583)	111,474	(15,870)	(420)	82,601
Interest expense, net, including amortization of deferred financing costs and note discount	10,357	11,137	1,592	—	23,086
Equity in (earnings) losses of subsidiaries	(87,874)	6,499	—	81,375	—
Other expense (income), net	5,453	(3,519)	(5,084)	—	(3,150)
Income (loss) before income taxes	59,481	97,357	(12,378)	(81,795)	62,665
Income tax expense	38,414	3,603	1	—	42,018
Net income (loss)	21,067	93,754	(12,379)	(81,795)	20,647
Net loss attributable to noncontrolling interests	—	—	—	(3,169)	(3,169)
Net income (loss) attributable to controlling interests and available to common stockholders	21,067	93,754	(12,379)	(78,626)	23,816
Other comprehensive (loss) income attributable to controlling interests	(11,151)	39,646	3,636	(35)	32,096
Comprehensive income (loss) attributable to controlling interests	$9,916	$133,400	$(8,743)	$(78,661)	$55,912

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$636,328	$154,297	$(10,176)	$780,449
Operating costs and expenses	11,366	529,924	157,882	(9,230)	689,942
Operating (loss) income	(11,366)	106,404	(3,585)	(946)	90,507
Interest (income) expense, net, including amortization of deferred financing costs	(541)	21,546	1,052	—	22,057
Equity in (earnings) losses of subsidiaries	(78,992)	7,890	—	71,102	—
Other expense (income), net	8	(4,529)	3,257	(557)	(1,821)
Income (loss) before income taxes	68,159	81,497	(7,894)	(71,491)	70,271
Income tax expense (benefit)	24,508	2,561	(60)	—	27,009
Net income (loss)	43,651	78,936	(7,834)	(71,491)	43,262
Net loss attributable to noncontrolling interests	—	—	—	(329)	(329)
Net income (loss) attributable to controlling interests and available to common stockholders	43,651	78,936	(7,834)	(71,162)	43,591
Other comprehensive income (loss) attributable to controlling interests	14,536	(38,689)	2,970	(109)	(21,292)
Comprehensive income (loss) attributable to controlling interests	$58,187	$40,247	$(4,864)	$(71,271)	$22,299

Condensed Consolidating Statements of Comprehensive Income — continued

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$505,716	$123,248	$(4,388)	$624,576
Operating costs and expenses	9,604	417,762	124,344	(4,409)	547,301
Operating (loss) income	(9,604)	87,954	(1,096)	21	77,275
Interest (income) expense, net, including amortization of deferred financing costs	(940)	18,084	3,965	—	21,109
Equity in (earnings) losses of subsidiaries	(47,421)	7,572	—	39,849	—
Other (income) expense, net	(19,252)	15,714	2,734	—	(804)
Income (loss) before income taxes	58,009	46,584	(7,795)	(39,828)	56,970
Income tax benefit	(12,116)	(1,060)	—	—	(13,176)
Net income (loss)	70,125	47,644	(7,795)	(39,828)	70,146
Net loss attributable to noncontrolling interests	—	—	—	(87)	(87)
Net income (loss) attributable to controlling interests and available to common stockholders	70,125	47,644	(7,795)	(39,741)	70,233
Other comprehensive income (loss) attributable to controlling interests	10,687	(29,405)	(131)	219	(18,630)
Comprehensive income (loss) attributable to controlling interests	$80,812	$18,239	$(7,926)	$(39,522)	$51,603

Condensed Consolidating Balance Sheets

	As of December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$412	$73,379	$13,148	$—	$86,939
Accounts and notes receivable, net	130,835	43,929	17,942	(134,432)	58,274
Current portion of deferred tax asset, net	15,735	1,915	3,552	—	21,202
Other current assets	917	11,580	27,948	(88)	40,357
Total current assets	147,899	130,803	62,590	(134,520)	206,772
Property and equipment, net	—	166,909	104,488	(431)	270,966
Intangible assets, net	9,466	78,404	73,745	—	161,615
Goodwill	—	288,439	116,052	—	404,491
Investments in and advances to subsidiaries	445,318	245,985	—	(691,303)	—
Intercompany receivable	150,890	43,965	—	(194,855)	—
Deferred tax asset, net	—	—	9,680	—	9,680
Prepaid expenses, deferred costs, and other noncurrent assets	—	1,164	1,515	—	2,679
Total assets	$753,573	$955,669	$368,070	$(1,021,109)	$1,056,203
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,289	$—	$1,289
Current portion of other long-term liabilities	—	34,009	1,588	—	35,597
Accounts payable and accrued liabilities	12,953	213,128	84,705	(134,029)	176,757
Current portion of deferred tax liability, net	—	—	1,152	—	1,152
Total current liabilities	12,953	247,137	88,734	(134,029)	214,795
Long-term debt	489,182	3	40	—	489,225
Intercompany payable	—	148,306	99,420	(247,726)	—
Asset retirement obligations	—	21,517	39,148	—	60,665
Deferred tax liability, net	4,324	526	818	—	5,668
Other long-term liabilities	—	38,681	55	—	38,736
Total liabilities	506,459	456,170	228,215	(381,755)	809,089
Stockholders' equity	247,114	499,499	139,855	(639,354)	247,114
Total liabilities and stockholders' equity	$753,573	$955,669	$368,070	$(1,021,109)	$1,056,203

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$5	$10,674	$3,182	$—	$13,861
Accounts and notes receivable, net	56,722	39,384	9,934	(60,905)	45,135
Current portion of deferred tax asset, net	11,683	1,094	309	—	13,086
Other current assets	764	28,116	14,793	(6)	43,667
Total current assets	69,174	79,268	28,218	(60,911)	115,749
Property and equipment, net	—	154,737	82,001	(500)	236,238
Intangible assets, net	4,684	87,670	10,219	—	102,573
Goodwill	—	268,454	17,242	—	285,696
Investments in and advances to subsidiaries	209,668	100,048	—	(309,716)	—
Intercompany receivable	204,098	48,128	—	(252,226)	—
Deferred tax asset, net	23,162	2,195	1,111	—	26,468
Prepaid expenses, deferred costs, and other noncurrent assets	—	1,999	169	—	2,168
Total assets	$510,786	$742,499	$138,960	$(623,353)	$768,892
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,467	$—	$1,467
Current portion of other long-term liabilities	—	25,658	1,562	—	27,220
Accounts payable and accrued liabilities	9,982	122,501	30,127	(60,905)	101,705
Current portion of deferred tax liability, net	—	—	1,179	—	1,179
Total current liabilities	9,982	148,159	34,335	(60,905)	131,571
Long-term debt	352,000	15	1,337	—	353,352
Intercompany payable	—	250,827	54,270	(305,097)	—
Asset retirement obligations	—	19,176	22,686	—	41,862
Deferred tax liability, net	—	—	182	—	182
Other long-term liabilities	—	92,966	155	—	93,121
Total liabilities	361,982	511,143	112,965	(366,002)	620,088
Stockholders' equity	148,804	231,356	25,995	(257,351)	148,804
Total liabilities and stockholders' equity	$510,786	$742,499	$138,960	$(623,353)	$768,892

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(39,202)	$193,206	$29,602	$(49)	$183,557
Additions to property and equipment	—	(50,414)	(21,148)	—	(71,562)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(2,609)	(2,982)	—	(5,591)
Intercompany fixed asset mark-up	—	—	(49)	49	—
Investment in subsidiary	(80,680)	(131,668)	—	212,348	—
Funding of intercompany notes payable	(335,266)	(3,100)	—	338,366	—
Payments received on intercompany notes payable	298,303	35,266	—	(333,569)	—
Acquisitions, net of cash acquired	—	(19,997)	(169,590)	—	(189,587)
Net cash used in investing activities	(117,643)	(172,522)	(193,769)	217,194	(266,740)
Proceeds from borrowings of long-term debt	311,277	—	—	—	311,277
Repayments of long-term debt and capital leases	(396,153)	(11)	(1,503)	—	(397,667)
Proceeds from issuance of convertible notes	287,500	—	—	—	287,500
Proceeds from issuance of warrants	40,509	—	—	—	40,509
Purchase of convertible note hedges	(72,565)	—	—	—	(72,565)
Proceeds from intercompany notes payable	—	168,604	169,762	(338,366)	—
Repayments of intercompany notes payable	—	(206,775)	(126,794)	333,569	—
Debt issuance and modification costs	(7,540)	—	—	—	(7,540)
Payment of contingent acquisition consideration	—	(750)	—	—	(750)
Proceeds from exercises of stock options	2,626	—	—	—	2,626
Excess tax benefit from stock-based compensation expense	24,007	—	—	—	24,007
Repurchase of capital stock	(32,409)	—	—	—	(32,409)
Issuance of capital stock	—	80,953	131,395	(212,348)	—
Net cash provided by financing activities	157,252	42,021	172,860	(217,145)	154,988
Effect of exchange rate changes on cash	—	—	1,273	—	1,273
Net increase in cash and cash equivalents	407	62,705	9,966	—	73,078
Cash and cash equivalents as of beginning of period	5	10,674	3,182	—	13,861
Cash and cash equivalents as of end of period	$412	$73,379	$13,148	$—	$86,939

Condensed Consolidating Statements of Cash Flows — continued

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(2,375)	$116,424	$22,722	$(383)	$136,388
Additions to property and equipment	—	(60,932)	(28,647)	—	(89,579)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(1,564)	(1,660)	—	(3,224)
Intercompany fixed asset mark-up	—	—	(383)	383	—
Funding of intercompany notes payable	(209,875)	(11,797)	—	221,672	—
Payments received on intercompany notes payable	223,680	—	—	(223,680)	—
Acquisitions, net of cash acquired	—	(17,661)	(3,300)	—	(20,961)
Net cash provided by (used in) investing activities	13,805	(91,954)	(33,990)	(1,625)	(113,764)
Proceeds from borrowings of long-term debt	245,100	—	—	—	245,100
Repayments of long-term debt and capital leases	(259,100)	(11)	(2,485)	—	(261,596)
Proceeds from intercompany notes payable	—	205,174	16,498	(221,672)	—
Repayments of intercompany notes payable	—	(223,680)	—	223,680	—
Repayments of borrowings under bank overdraft facility, net	—	—	(162)	—	(162)
Proceeds from exercises of stock options	7,344	—	—	—	7,344
Repurchase of capital stock	(4,770)	—	—	—	(4,770)
Net cash (used in) provided by financing activities	(11,426)	(18,517)	13,851	2,008	(14,084)
Effect of exchange rate changes on cash	—	—	(255)	—	(255)
Net increase in cash and cash equivalents	4	5,953	2,328	—	8,285
Cash and cash equivalents as of beginning of period	1	4,721	854	—	5,576
Cash and cash equivalents as of end of period	$5	$10,674	$3,182	$—	$13,861

Condensed Consolidating Statements of Cash Flows — continued

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$2,496	$100,460	$10,369	$—	$113,325
Additions to property and equipment	—	(45,640)	(18,778)	—	(64,418)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(514)	(1,954)	—	(2,468)
Investment in subsidiary	—	(100,048)	—	100,048	—
Funding of intercompany notes payable	(316,231)	—	—	316,231	—
Payments received on intercompany notes payable	189,040	93,663	—	(282,703)	—
Acquisitions, net of cash acquired	(2,800)	(164,811)	43	—	(167,568)
Net cash used in investing activities	(129,991)	(217,350)	(20,689)	133,576	(234,454)
Proceeds from borrowings of long-term debt	381,738	—	—	—	381,738
Repayments of long-term debt and capital leases	(261,938)	(3)	(3,050)	—	(264,991)
Proceeds from intercompany notes payable	—	308,294	7,937	(316,231)	—
Repayments of intercompany notes payable	—	(188,899)	(93,804)	282,703	—
Repayments of borrowings under bank overdraft facility, net	—	—	(830)	—	(830)
Proceeds from exercises of stock options	11,420	—	—	—	11,420
Repurchase of capital stock	(3,150)	—	—	—	(3,150)
Issuance of capital stock	—	—	100,048	(100,048)	—
Debt issuance and modification costs	(655)	—	—	—	(655)
Net cash provided by financing activities	127,415	119,392	10,301	(133,576)	123,532
Effect of exchange rate changes on cash	—	—	(16)	—	(16)
Net (decrease) increase in cash and cash equivalents	(80)	2,502	(35)	—	2,387
Cash and cash equivalents as of beginning of period	81	2,219	889	—	3,189
Cash and cash equivalents as of end of period	$1	$4,721	$854	$—	$5,576

(22)  Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below for the years ended December 31, 2013 and 2012.

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share amounts)
2013
Total Revenues	$197,738	$207,984	$228,819	$241,945	$876,486
Gross profit (1)	64,049	70,274	68,550	78,326	281,199
Net income (loss)	9,148	14,765	(8,982)	5,716	20,647
Net income (loss) attributable to controlling interests and available to common stockholders	9,430	15,327	(8,408)	7,467	23,816
Basic net income (loss) per common share	$0.21	$0.34	$(0.19)	$0.16	$0.52
Diluted net income (loss) per common share	$0.21	$0.33	$(0.19)	$0.16	$0.52

2012
Total revenues	$191,040	$192,020	$199,029	$198,360	$780,449
Gross profit (2)	58,632	58,920	62,300	64,510	244,362
Net income	10,043	9,579	12,706	10,934	43,262
Net income attributable to controlling interests and available to common stockholders	9,829	9,664	12,897	11,201	43,591
Basic net income per common share	$0.22	$0.22	$0.29	$0.25	$0.97
Diluted net income per common share	$0.22	$0.21	$0.28	$0.25	$0.96

____________

(1)

Excludes $20.0 million, $19.9 million, $22.8 million and $24.5 million of depreciation, accretion, and amortization for the quarters ended March 31, June 30, September 30, and December 31, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 2013 Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 includes our consolidated subsidiaries, except for the acquisition of Cardpoint during 2013. Cardpoint’s internal control over financial reporting was associated with 21% of total gross assets (of which 15% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 5% included in the consolidated financial statements of Cardtronics Inc. as of and for the year ended December 31, 2013.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework 1992, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this 2013 Form 10-K, as stated in their attestation report which is included on page 58.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code of Ethics is available on our website at http://www.cardtronics.com, and you may also request a copy of the Code of Ethics at no cost, by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400,  Houston, Texas 77042, (832) 308-4000. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and persons performing similar functions on our website at http://www.cardtronics.com promptly following the date of any such amendment or waiver.

Pursuant to General Instruction G of Form 10-K, we incorporate by reference the remaining information required by this Item 10 from the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

3. Index to Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this 2013 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 18, 2014.

CARDTRONICS, INC.

/s/ Steven A. Rathgaber
Steven A. Rathgaber
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 18, 2014.

Signature	Title

/s/ Steven A. Rathgaber	Chief Executive Officer and Director
Steven A. Rathgaber	(Principal Executive Officer)

/s/ J. Chris Brewster	Chief Financial Officer
J. Chris Brewster	(Principal Financial Officer)

/s/ E. Brad Conrad	Chief Accounting Officer
E. Brad Conrad	(Principal Accounting Officer)

/s/ Dennis F. Lynch
Dennis F. Lynch	Chairman of the Board of Directors

/s/ Tim Arnoult
Tim Arnoult	Director

/s/ Juli Spottiswood
Juli Spottiswood	Director

/s/ Jorge M. Diaz
Jorge M. Diaz	Director

/s/ G. Patrick Phillips
G. Patrick Phillips	Director

/s/ Mark Rossi
Mark Rossi	Director

/s/ Julie Gardner
Julie Gardner	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1

Share Sale and Purchase Agreement relating to Cardpoint Limited, dated August 7, 2013 (incorporated herein by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 4, 2013, Registration No. 001-33864).

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

4.3	Form of 8 ¼ % Senior Notes due 2018 (incorporated herein by reference to Annex A of Exhibit 4.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on August 26, 2010, File No. 001-33864).
4.4

Indenture, dated November 25, 2013, among Cardtronics, Inc. and Wells Fargo Bank, N.A., as trustee  (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on November 26, 2013, File No. 001-33864).

4.5

Form of 1.00 % Convertible Senior Notes due 2020 (incorporated herein by reference to Exhibit A of Exhibit 4.1 the Current Report on Form 8-K filed by Cardtronics, Inc. on November 26, 2013, File No. 001-33864).

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

10.3

Second Amendment to Credit Agreement, dated May 11, 2012, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.3 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, Registration No. 001-33864).

10.4

Third Amendment to Credit Agreement, dated August 5, 2013, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 4, 2013, File No. 001-33864).

10.5

Fourth Amendment to Credit Agreement, dated November 18, 2013, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.13 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.6

Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007).

10.7

Purchase and Sale Agreement, dated as of July 20, 2007, by and between Cardtronics, LP and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on July 26, 2007, Registration No. 333-113470).

10.8

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

10.10

Amendment No. 2 to ATM Cash Services Agreement, dated February 9, 2006 (incorporated herein by reference to Exhibit 10.26 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, Registration No. 333-131199).

10.11

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

10.13

Amendment No. 5 to ATM Cash Services Agreement, dated April 13, 2010, by and between Cardtronics USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.14

Amendment No. 6 to ATM Cash Services Agreement, dated September 22, 2011, by and between Cardtronics USA, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on November 7, 2011, File No. 001-33864).

10.15

Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, by Cardtronics, Inc. filed on November 9, 2007).

10.16

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

10.18

Third Amendment to Contract Cash Solutions Agreement, dated September 1, 2009, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.19

Fourth Amendment to Contract Cash Solutions Agreement, dated July 15, 2010, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on August 6, 2010, File No. 001-33864).

10.20

Fifth Amendment to Contract Cash Solutions Agreement, dated March 10, 2011, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.18 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, Registration No. 001-33864).

10.21

Temporary Increase in Maximum Available Amount among Cardtronics Inc., Cardtronics USA, Inc. (successor by conversion to Cardtronics LP) and Wells Fargo Bank, National Association dated as of August 22, 2011. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 7, 2011, File No. 001-33864).

10.22

Sixth Amendment to Contract Cash Solutions Agreement, dated March 1, 2012, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.20 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, Registration No. 001-33864).

10.23

Base Bond Hedge Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.24

Base Bond Hedge Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.25

Base Bond Hedge Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.26

Base Warrant Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.27

Base Warrant Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.28

Base Warrant Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.29

Additional Bond Hedge Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.30

Additional Bond Hedge Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.31

Additional Bond Hedge Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.9 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.32

Additional Warrant Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.10 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.33

Additional Warrant Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.11 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.34

Additional Warrant Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.12 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, Registration No. 001-33864).

10.35†

Form of Director Indemnification Agreement entered into by and between Cardtronics, Inc. and each of its directors, dated as of February 10, 2005 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.36†

2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.37†

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

10.39†

Amendment No. 3 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of May 9, 2006 (incorporated herein by reference to Exhibit 10.38 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).

10.40†

Amendment No. 4 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of August 22, 2007 (incorporated herein by reference to Exhibit 10.39 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).

10.41†

Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).

10.42†

Cardtronics, Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Appendix B of Cardtronics, Inc.’s Definitive Proxy Statement filed on April 30, 2010, File No. 001-33864).

10.43*†	Cardtronics, Inc. 2013 Annual Executive Cash Incentive Plan, effective January 1, 2013.
10.44†

Form of Non-statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 13, 2009, Registration No. 001-33864).

10.45†	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 13, 2009, Registration No. 001-33864).
10.46†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 4, Registration No. 001-33864).
10.47†

Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 24, 2011, Registration No. 001-33864).

10.48†

Cardtronics, Inc. 2011 Long Term Incentive Plan, dated January 31, 2011 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on February 1, 2011, Registration No. 001-33864).

10.49†

Cardtronics, Inc. 2012 Long Term Incentive Plan, dated January 31, 2012 (incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, Registration No. 001-33864).

10.50†

Cardtronics, Inc. 2013 Long Term Incentive Plan, dated March 29, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 4, 2013, Registration No. 001-33864).

10.51†	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, Registration No. 001-33864).
10.52†

Form of Employment Agreement (Form A) (incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, Registration No. 001-33864).

10.53†

Employment Agreement by and between Cardtronics USA Inc., Cardtronics, Inc. and Steven A. Rathgaber, dated effective as of February 1, 2010 (incorporated herein by reference to Exhibit 10.48 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 4, 2010, Registration No. 001-33864).

10.54†

Employment Agreement by and between Cardtronics USA Inc., Cardtronics, Inc. and Christopher Todd Clark, dated effective as of January 23, 2012 (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, Registration No. 001-33864).

10.55†

Employment Agreement by and between Cardtronics USA Inc. and P. Michael McCarthy, dated effective as of May 13, 2013 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on July 31, 2013, Registration No. 001-33864).

10.56†

Employment Agreement by and between Cardtronics USA Inc., Cardtronics, Inc. and David Dove, dated effective as of September 3, 2013 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 4, 2013, Registration No. 001-33864).

10.57*†	Restricted Stock Unit Agreement by and between Cardtronics, Inc. and David Dove, dated effective September 1, 2013.
10.58*†	Summary of Non-Employee Director Compensation.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
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