Form 10-Q
period 2014-03-31
CARDTRONICS INC
filed 2014-05-05
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on May 01, 2014: 44,480,760

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,653	$86,939
Accounts and notes receivable, net of allowance of $608 and $571 as of March 31, 2014 and December 31, 2013, respectively	63,854	58,274
Inventory, net	5,855	5,302
Restricted cash	27,921	14,896
Current portion of deferred tax asset, net	20,459	21,202
Prepaid expenses, deferred costs, and other current assets	23,242	20,159
Total current assets	201,984	206,772
Property and equipment, net	272,847	270,966
Intangible assets, net	150,529	155,276
Goodwill	411,140	404,491
Deferred tax asset, net	10,879	9,680
Prepaid expenses, deferred costs, and other noncurrent assets	7,260	9,018
Total assets	$1,054,639	$1,056,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$939	$1,289
Current portion of other long-term liabilities	36,329	35,597
Accounts payable	21,920	38,981
Accrued liabilities	149,380	137,776
Current portion of deferred tax liability, net	—	1,152
Total current liabilities	208,568	214,795
Long-term liabilities:
Long-term debt	483,593	489,225
Asset retirement obligations	62,049	60,665
Deferred tax liability, net	7,140	5,668
Other long-term liabilities	36,600	38,736
Total liabilities	797,950	809,089

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 51,473,934 and 51,207,849 shares issued as of March 31, 2014 and December 31, 2013, respectively; 44,481,159 and 44,375,952 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	335,118	330,862
Accumulated other comprehensive loss, net	(71,028)	(72,954)
Retained earnings	91,242	81,677
Treasury stock: 6,992,775 and 6,831,897 shares at cost as of March 31, 2014 and December 31, 2013, respectively	(96,753)	(90,679)
Total parent stockholders’ equity	258,584	248,911
Noncontrolling interests	(1,895)	(1,797)
Total stockholders’ equity	256,689	247,114
Total liabilities and stockholders’ equity	$1,054,639	$1,056,203

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
ATM operating revenues	$238,139	$193,360
ATM product sales and other revenues	6,933	4,378
Total revenues	245,072	197,738
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1)	159,759	129,560
Cost of ATM product sales and other revenues	6,810	4,129
Total cost of revenues	166,569	133,689
Gross profit	78,503	64,049
Operating expenses:
Selling, general, and administrative expenses	24,527	18,989
Acquisition-related expenses	3,087	2,822
Depreciation and accretion expense	18,346	16,285
Amortization of intangible assets	8,217	5,748
Loss on disposal of assets	268	203
Total operating expenses	54,445	44,047
Income from operations	24,058	20,002
Other expense (income):
Interest expense, net	5,416	5,066
Amortization of deferred financing costs and note discount	2,685	229
Redemption costs for early extinguishment of debt	654	—
Other expense (income)	31	(421)
Total other expense	8,786	4,874
Income before income taxes	15,272	15,128
Income tax expense	5,773	5,980
Net income	9,499	9,148
Net loss attributable to noncontrolling interests	(66)	(282)
Net income attributable to controlling interests and available to common stockholders	$9,565	$9,430

Net income per common share – basic	$0.22	$0.21
Net income per common share – diluted	$0.21	$0.21

Weighted average shares outstanding – basic	44,215,372	44,247,098
Weighted average shares outstanding – diluted	44,767,588	44,479,366

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$9,499	$9,148
Unrealized gains on interest rate swap contracts, net of deferred income tax expense of $919 and $3,436 for the three months ended March 31, 2014 and 2013, respectively	1,186	5,703
Foreign currency translation adjustments	740	(4,040)
Other comprehensive income	1,926	1,663
Total comprehensive income	11,425	10,811
Less: comprehensive loss attributable to noncontrolling interests	(78)	(222)
Comprehensive income attributable to controlling interests	$11,503	$11,033

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,499	$9,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	26,563	22,033
Amortization of deferred financing costs and note discount	2,685	229
Stock-based compensation expense	3,218	3,165
Deferred income taxes	(947)	1,433
Loss on disposal of assets	268	203
Other reserves and non-cash items	122	1,157
Changes in assets and liabilities:
Increase in accounts and note receivable, net	(5,628)	(4,457)
Decrease in prepaid, deferred costs, and other current assets	1,096	14,526
Increase in inventory	(899)	(219)
Decrease (increase) in other assets	441	(1,507)
Decrease in accounts payable	(19,036)	(2,722)
(Decrease) increase in accrued liabilities	(2,231)	113
Decrease in other liabilities	(632)	(1,722)
Net cash provided by operating activities	14,519	41,380

Cash flows from investing activities:
Additions to property and equipment	(16,712)	(15,145)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(792)
Acquisitions, net of cash acquired	(8,805)	(12,587)
Net cash used in investing activities	(25,517)	(28,524)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	—	57,200
Repayments of long-term debt and capital leases	(8,788)	(58,169)
Repayments of borrowings under bank overdraft facility, net	(761)	—
Debt issuance and modification costs	(142)	—
Payment of contingent consideration	(517)	(250)
Proceeds from exercises of stock options	135	247
Excess tax benefit from stock-based compensation expense	912	3,966
Repurchase of capital stock	(6,074)	(3,804)
Net cash used in financing activities	(15,235)	(810)

Effect of exchange rate changes on cash	(53)	219
Net (decrease) increase in cash and cash equivalents	(26,286)	12,265

Cash and cash equivalents as of beginning of period	86,939	13,861
Cash and cash equivalents as of end of period	$60,653	$26,126

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$8,892	$9,115
Cash paid for income taxes	$4,012	$534

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of March 31, 2014, the Company provided services to over 82,700 devices across its portfolio, which included approximately 65,900 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 11,800 devices throughout the United Kingdom ("U.K."), approximately 900 devices throughout Germany, approximately 1,900 devices throughout Canada, and approximately 2,200 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 82,700 devices are approximately 13,900 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., PNC Bank, N.A., Frost Bank, The Bank of Nova Scotia (“Scotiabank”) in Canada, Mexico, and Puerto Rico, and Grupo Financiero Banorte, S.A. de C.V. in Mexico. As of March 31, 2014, approximately 21,400 of the Company’s devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has more than 56,000 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. Allpoint includes a majority of the Company’s ATMs in the U.S., U.K., Puerto Rico and Mexico, approximately a quarter of the Company’s ATMs in Canada, and locations in Australia through a partnership with a local ATM owner and operator in that market. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

Basis of Presentation

This Quarterly Report on Form 10-Q (this "Form 10-Q") has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP"), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"), which includes a summary of the Company's significant accounting policies and other disclosures.

The financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. The Consolidated Balance Sheet as of December 31, 2013 was derived from the audited balance sheet filed in the 2013 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. Certain balances have been reclassified in the December 31, 2013 audited financial statements to present information consistently between periods. During the three months ended March 31, 2014, the Company changed its accounting policy related to the presentation of certain upfront merchant payments by reclassifying such payments from Intangible Assets to the Other Assets line item on the consolidated balance sheet. Prior period amounts have been reclassified to conform to this presentation. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$15,589	$14,278
Amortization of intangible assets	8,217	5,748
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$23,806	$20,026

(2) Acquisitions

Acquisition of the Cardpoint ATM Portfolio

On August 7, 2013, the Company completed the acquisition of Cardpoint Limited (“Cardpoint”) for approximately £105.4 million ($161.8 million) in cash. As a result of the Cardpoint acquisition, the Company significantly increased the size of its European operations by adding approximately 7,100 ATMs in the U.K. and approximately 800 ATMs in Germany, substantially all of which were owned by Cardpoint.  Approximately one fourth of the Company’s ATMs deployed in the U.K. are placed with well-known multi-location retailers, whereas the remainder of the ATMs in the U.K., and most of the ATMs in Germany, are primarily placed with individual merchants at their retail locations.

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired Cardpoint portfolios for the three months ended March 31, 2013, after giving effect to certain pro forma adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, and (iii) interest expense adjustment for historical long-term debt of Cardpoint that was repaid and interest expense on additional borrowings by the Company to fund the acquisition.

	Three Months Ended
	March 31, 2013
	As Reported	Pro Forma
	(In thousands, excluding per share amounts)
Total revenues	$197,738	$223,674
Net income attributable to controlling interests and available to common stockholders	9,430	9,280

Earnings per share – basic	$0.21	$0.20
Earnings per share – diluted	$0.21	$0.20

The unaudited pro forma financial results do not reflect the impact of other acquisitions consummated by the Company during 2013, as the impact would not be material to its condensed consolidated results of operations. The unaudited pro forma financial results assume that the Cardpoint acquisition occurred on January 1, 2013, and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Other Acquisitions

On February 6, 2014, the Company acquired the majority of the assets of Automated Financial, LLC (“Automated Financial”), an Arizona-based provider of ATM services to approximately 2,100 ATMs consisting primarily of merchant-owned ATMs. The Automated Financial acquisition did not have a material effect on the Company's consolidated results of operations during the three months ended March 31, 2014.

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

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cost of ATM operating revenues	$214	$205
Selling, general, and administrative expenses	3,004	2,960
Total stock-based compensation expense	$3,218	$3,165

All grants during the periods above were made under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

Restricted Stock Awards.  The number of the Company's outstanding Restricted Stock Awards (“RSAs”) as of March 31, 2014, and changes during the three months ended March 31, 2014, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2014	375,498	$18.42
Vested	(210,390)	$13.50
Forfeited	(6,250)	$27.86
RSAs outstanding as of March 31, 2014	158,858	$24.57

As of March 31, 2014, the unrecognized compensation expense associated with all outstanding RSAs was approximately $2.7 million, which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.2 years.

Restricted Stock Units.  In the first quarter of each year since 2011, the Company granted restricted stock units (“RSUs”) under its Long Term Incentive Plan ("LTIP"), which is an annual equity award program under the 2007 Stock Incentive Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee") on an annual basis, and are based on the Company's achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Starting with the grants made in 2013, a portion of the awards have a service-based vesting schedule only (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24, 36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company's non-vested RSUs as of March 31, 2014, and changes during the three months ended March 31, 2014, are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2014	733,235	$25.26
Granted	427,411	$32.19
Vested	(250,885)	$21.71
Forfeited	(17,094)	$24.03
Non-vested RSUs as of March 31, 2014	892,667	$29.60

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2014 but not yet earned are not included, but the Time-RSUs are included as granted.

As of March 31, 2014, the unrecognized compensation expense associated with earned RSUs was approximately $15.0 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted-average vesting period of approximately 2.55 years.

Options.  The number of the Company's outstanding stock options as of March 31, 2014, and changes during the three months ended March 31, 2014, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2014	280,175	$9.66
Exercised	(15,200)	$8.83
Options outstanding as of March 31, 2014	264,975	$9.70

Options vested and exercisable as of March 31, 2014	264,975	$9.70

As of March 31, 2014, the Company had no unrecognized compensation expense associated with outstanding options.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three months ended March 31, 2014 and 2013 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.

Additionally, the shares of restricted stock issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three months ended March 31, 2014 and 2013 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$9,565			$9,430
Less: Undistributed earnings allocated to unvested RSAs	(49)			(231)
Net income available to common stockholders	$9,516	44,215,372	$0.22	$9,199	44,247,098	$0.21
Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$49			$231
Stock options added to the denominator under the treasury stock method		135,579			232,268
RSUs added to the denominator under the treasury stock method		416,637			—
Less: Undistributed earnings reallocated to RSAs	(48)			(230)
Net income available to common stockholders and assumed conversions	$9,517	44,767,588	$0.21	$9,200	44,479,366	$0.21

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock of 101,461 shares for the three months ended March 31, 2014,  and 480,284 shares for the three months ended March 31, 2013, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net for the three months ended March 31, 2014:

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2014	$(18,436)	$(54,518)	(1)	$(72,954)

Other comprehensive income (loss) before reclassification	740	(7,552)	(2)	(6,812)
Amounts reclassified from accumulated other comprehensive loss, net	—	8,738	(2)	8,738
Net current period other comprehensive income	740	1,186		1,926
Total accumulated other comprehensive loss, net as of March 31, 2014	$(17,696)	$(53,332)	(1)	$(71,028)
___________
(1) Net of deferred income tax benefit of $9,910 and $10,829 as of March 31, 2014 and January 1, 2014, respectively.

(2)    Net of deferred income tax (benefit) expense of $(5,852) and $6,771 for Other comprehensive income (loss) before reclassification and                   Amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 11, Derivative Financial Instruments.

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

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as well as the changes in the net carrying amounts for the three months ended March 31, 2014, by segment:

	Goodwill
	U.S.	Europe (1)	Other International (2)	Total
	(In thousands)
Balance as of January 1, 2014:
Gross balance	$288,439	$162,763	$3,292	$454,494
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$288,439	$112,760	$3,292	$404,491

Acquisitions	6,623	—	—	6,623
Purchase price adjustments	—	(817)	—	(817)
Foreign currency translation adjustments	—	928	(85)	843

Balance as of March 31, 2014:
Gross balance	$295,062	$162,874	$3,207	$461,143
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$295,062	$112,871	$3,207	$411,140

____________

(1)	The Europe segment is comprised of the Company’s operations in the U.K. and Germany.
(2)	The Other International segment is comprised of the Company’s operations in Mexico and Canada.

	Trade Name: indefinite-lived
	U.S.	Europe	Total
	(In thousands)
Balance as of January 1, 2014	$200	$560	$760
Foreign currency translation adjustments	—	6	6
Balance as of March 31, 2014	$200	$566	$766

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	March 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$295,404	$(170,092)	$125,312	$291,392	$(162,775)	$128,617
Deferred financing costs	15,073	(5,895)	9,178	15,038	(5,466)	9,572
Non-compete agreements	4,067	(2,875)	1,192	4,075	(2,437)	1,638
Technology	2,826	(1,108)	1,718	2,827	(775)	2,052
Trade name: definite-lived	13,263	(900)	12,363	13,164	(527)	12,637
Total	$330,633	$(180,870)	$149,763	$326,496	$(171,980)	$154,516

(7) Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Accrued merchant fees	$38,801	$32,619
Accrued merchant settlement amounts	30,411	17,365
Accrued taxes	22,247	23,033
Accrued armored fees	7,822	5,271
Accrued cash rental and management fees	6,413	4,570
Accrued maintenance fees	5,707	5,186
Accrued compensation	5,659	12,501
Accrued interest rate swap payments	3,012	2,211
Accrued interest expense	2,679	6,140
Accrued purchases	2,307	2,392
Accrued ATM telecommunications costs	1,992	1,682
Accrued processing costs	919	939
Other accrued expenses	21,411	23,867
Total	$149,380	$137,776

(8) Long-Term Debt

The Company's long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
8.25% Senior subordinated notes due September 2018	$191,606	$200,000
1.00% Convertible senior notes due December 2020, net of discount	218,784	216,635
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.5% as of both March 31, 2014 and December 31, 2013)	73,203	72,547
Equipment financing notes	939	1,332
Total	484,532	490,514
Less: current portion	939	1,289
Total long-term debt, excluding current portion	$483,593	$489,225

Revolving Credit Facility

As of March 31, 2014, the Company's revolving credit facility provided for $375.0 million in borrowings and letters of credit (subject to the covenants contained within the facility) and had a termination date of July 2016.

As of March 31, 2014, this revolving credit facility included a $15.0 million swing-line facility, an  $85.0 million foreign currency sub-limit, and a $20.0 million letter of credit sub-limit. Borrowings under the facility accrued interest at a variable rate, based upon the Company's total leverage ratio and the London Interbank Offered Rate ("LIBOR") or Alternative Base Rate (as defined in the agreement) at the Company's option. Additionally, the Company is required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of the Company's assets, including the stock of its wholly-owned domestic subsidiaries and 66% of the stock of its foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of the Company's domestic subsidiaries has guaranteed the Company's obligations under the revolving credit facility. There are currently no restrictions on the ability of the Company's wholly-owned subsidiaries to declare and pay dividends directly to the Company.

As of March 31, 2014, the Company was in compliance with all applicable covenants and ratios under the facility, which are described in the 2013 Form 10-K.

As of March 31, 2014, $73.2 million was outstanding under the Company’s revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, and reduce the Company’s borrowing capacity under the facility. As of March 31, 2014, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $299.7 million.

The revolving credit facility was subsequently amended on April 24, 2014. This amendment extended the term of the credit facility through April 2019 and amended certain other borrowing features and pricing terms. The combined limit on borrowings and letters of credit under the facility remained unchanged, except the amended facility provides for a $125.0 million accordion feature, whereby the credit facility can be increased to up to $500.0 million under certain conditions and subject to additional commitments from the lender group.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by all of the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of March 31, 2014, the Company was in compliance with all applicable covenants required under the 2018 Notes.

During the quarter ended March 31, 2014, the Company repurchased $8.4 million of the 2018 Notes in the open market. In connection with the repurchase, the Company recorded a  $0.1 million pre-tax charge to write off a portion of the unamortized deferred financing costs associated with the 2018 Notes, which are included in the Amortization of deferred financing costs and note discount line item in the accompanying Consolidated Statements of Operations. Additionally, the Company recorded a $0.7 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations.

$287.5 Million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, the Company issued $250.0 million of 1.00% convertible senior notes due December 2020 (the "Convertible Notes") at par value. The Company also granted to the initial purchasers the option to purchase, during the 13 day period following the issuance of the notes, up to an additional $37.5 million of Convertible Notes (the “Over-allotment Option”). The initial purchasers exercised the Over-allotment Option on November 21, 2013. The Company received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and the amount paid to repurchase its outstanding common stock concurrently with the offering. The Company used a portion of the net proceeds from the offering to pay the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into with the initial purchasers on November 19, 2013, concurrently with the pricing of the Convertible Notes, and on November 21, 2013, concurrent with the exercise of the Over-allotment Option. The Company pays interest semi-annually (payable in arrears) on June 1st and December 1st of each year, beginning on June 1, 2014. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 million and the fair value of the embedded option was $71.7 million as of the issuance date. Under U.S. GAAP, the Company recognizes effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponds to the Company’s estimated conventional debt instrument borrowing rate at the date of issuance.

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

As of March 31, 2014, none of the contingent conversion thresholds described above was met in order for the Convertible Notes to be convertible at the option of the note holders. As a result, the Convertible Notes have been classified as a noncurrent liability on the Company’s Consolidated Balance Sheets at March 31, 2014. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

Interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash interest per contractual coupon rate	$719	$—
Amortization of note discount	2,149	—
Amortization of deferred financing costs	124	—
Total interest expense related to Convertible Notes	$2,992	$—

The carrying value of the Convertible Notes consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Principal balance	$287,500	$287,500
Discount, net of accumulated amortization	(68,716)	(70,865)
Net carrying amount of Convertible Notes	$218,784	$216,635

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, the Company purchased call options granting the Company the right to acquire up to approximately 5.5 million shares of its common stock with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. The Company also sold to the initial purchasers warrants to acquire up to approximately 5.5 million shares of its common stock with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, the Company’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, the Company will be required to issue additional shares of its common stock to the initial purchasers. The amounts allocated to both the note hedge and warrants were recorded in equity, within the Additional paid-in capital line item.

Other Borrowing Facilities

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have outstanding balances as of March 31, 2014. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 9.85%, were utilized for the purchase of ATMs to support growth in the Company’s Mexico operations. As of March 31, 2014,  approximately $12.3 million pesos ($0.9 million U.S.) were outstanding under the agreements. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of March 31, 2014, the total amount of these guarantees was $6.3 million pesos ($0.5 million U.S.).

Bank Machine overdraft facility.  Bank Machine, Ltd. (“Bank Machine”) has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the bank’s base rate (0.5% as of March 31, 2014) and is secured by a letter of credit posted under the Company’s revolving credit facility as discussed above in the Revolving Credit Facility section, is utilized for general corporate purposes for the Company’s U.K. operations. As of March 31, 2014, the Company utilized £0.5 million of the overdraft facility leaving available borrowing capacity of £0.5 million outstanding.

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

The following table is a summary of the changes in the Company's asset retirement obligation liability for the three months ended March 31, 2014 (in thousands):

Asset retirement obligation as of January 1, 2014	$63,831
Additional obligations	1,085
Accretion expense	813
Payments	(816)
Foreign currency translation adjustments	313
Total asset retirement obligation as of March 31, 2014	65,226
Less: current portion	3,177
Asset retirement obligation, excluding current portion as of March, 31 2014	$62,049

See Note 12, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(10) Other Liabilities

Other liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$31,372	$31,069
Deferred revenue	1,720	1,315
Asset retirement obligations	3,177	3,166
Other	60	47
Total	$36,329	$35,597

Other Long-Term Liabilities:
Interest rate swaps	$31,864	$34,509
Deferred revenue	963	962
Other	3,773	3,265
Total	$36,600	$38,736

(11) Derivative Financial Instruments

Cash Flow Hedging Strategy

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility.  The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries.  While the Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S.  The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in U.K., Mexico, Canada, or Germany, nor does it utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

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

 The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,250	2.98%	April 1, 2014 – December 31, 2014
$1,300	2.84%	January 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018

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

Balance Sheet Data

	March 31, 2014		December 31, 2013
Liability Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$31,372	Current portion of other long-term liabilities	$31,069
Interest rate swap contracts	Other long-term liabilities	31,864	Other long-term liabilities	34,509
Total Derivatives		$63,236		$65,578

Statements of Operations Data

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
	(In thousands)			(In thousands)
Interest rate swap contracts	$(7,552)	$(627)	Cost of ATM operating revenues	$(8,738)	$(6,330)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges.  The Company has not historically, and does not currently, anticipate terminating its existing derivative instruments prior to their expiration dates.  If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company's vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company's current interest rate swap contracts, any resulting gains or losses will be recognized within the Other expense (income) line item of the Company's Consolidated Statements of Operations.

As of March 31, 2014, the Company expected to reclassify $31.4 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 12, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(12) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2014 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$63,236	$—	$63,236	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$65,578	$—	$65,578	$—
Acquisition-related contingent consideration	575	—	—	575

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the three months ended March 31, 2014 and 2013 totaled $1.1 million and $0.9 million, respectively.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $63.2 million as of March 31, 2014. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 11, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

Acquisition-related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by the Company using a discounted cash flow model.  Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, based on its best estimate of operational results upon which the payment of these obligations are contingent. Gains and losses related to the contingent consideration associated with acquisitions are included in other (income) expenses in the Company’s Consolidated Statements of Operations. As of March 31, 2014, there were no significant acquisition-related contingent consideration liabilities outstanding.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of March 31, 2014, the fair value of the Company's 2018 Notes and the Convertible Notes (see Note 8, Long-Term Debt)  totaled $204.1 million and $284.5 million, respectively, based on the quoted market price (Level 1 input) for these notes as of that date.

(13) Commitments and Contingencies

Legal Matters

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

In March 2013, the Massachusetts District Court issued an order that stated that sanctions would be imposed, but did not specify what violations had occurred. In April 2013, the Massachusetts District Court appointed a Special Master to determine how many of the Company’s ATMs were not in compliance with the Settlement Agreement as of March 15, 2012 and to determine an appropriate sanction or fine for such compliance, if any.  Since his appointment, the Special Master has met numerous times with all the parties, reviewed all matters thought relevant by him and in December 2013, filed under seal his Report and Recommendation with the Court.  The Special Master is currently conducting negotiations among the parties to determine if an amicable resolution is possible.  To facilitate such discussions, the Court has extended the deadline for the parties to object to the Special Master’s Report and Recommendation until May 21, 2014. The Company does not expect the outcome of this matter to have a material adverse effect upon its financial condition or results of operations.

Automated Transactions.  On August 16, 2010, a lawsuit was filed in the U.S. District Court for the District of Delaware (the “District Court”) entitled Automated Transactions LLC (“ATL”) v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc. (“Cardtronics USA”), as one of the defendants. The 2010 Lawsuit alleges that Cardtronics USA and the other defendants infringed upon seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs. The plaintiff, ATL, is seeking a permanent injunction, damages, treble damages and costs, including attorney's fees and expenses. Automated Transactions LLC (“ATL”) is a non-practicing entity that has initiated dozens of similar lawsuits across the nation. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in an earlier suit (the "2006 Lawsuit") in the same District Court against us and other defendants.

In the 2006 Lawsuit, the District Court found that the defendants did not infringe the claims asserted in any of ATL’s five patents (the allegations as to the sixth patent having been dismissed earlier). In addition, the District Court granted the defendants partial summary judgment, concluding that ATL’s patent claims were, in part, invalid and rendered other findings so as to materially weaken ATL’s case. In addition, on January 28, 2011, the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences ("BPAI") issued a decision affirming the rejection on the grounds of obviousness of all the claims relating to one of the patents (the “parent patent”) asserted by the plaintiff in both the 2006 Lawsuit and the 2010 Lawsuit. The U.S. Court of Appeals for the Federal Circuit (the “Court of Appeals”) rendered a decision that affirmed both the District Court’s rulings and the BPAI decision (the “Appeals Decision”).  As a consequence, the 2006 Lawsuit has been effectively resolved in the Company’s favor pending entry of a formal final judgment.  Furthermore, though the Appeals Decision in the 2006 Lawsuit does not formally terminate the 2010 Lawsuit, the findings set forth in the Appeals Decision should also resolve in favor of the Company all of the claims made involving the same patents as had been asserted in the 2006 Lawsuit. The Appeals Decision should also materially weaken ATL’s claims in the two remaining patents in the 2010 Lawsuit, which has been consolidated with the 2006 Lawsuit and resumed.

Notwithstanding the outcome of the 2006 Lawsuit, ATL initiated two new patent infringement lawsuits against two of Cardtronics USA merchants based on various “child” patents of the parent patent.  The claims of infringement of the child patents are substantially similar to the prior claims under the parent and other child patents, i.e. the ATMs allowed the cardholders to access the internet and to conduct retail transactions at the ATM that were asserted by the defendants to be non-routine banking transactions.  Though not originally brought in the District Court, upon our motion these new cases were transferred to the District Court and consolidated with the ongoing 2010 Lawsuit pending in that court.  In addition to providing a defense to these 2 customers, Cardtronics USA has joined as a defendant in both of those cases and asserted counterclaims against ATL for invalidity, non-infringement and requesting costs and attorneys’ fees for improperly bringing such a suit.  Furthermore, on April 1, 2013, the Judicial Panel on Multidistrict Litigation transferred many other ATL cases filed in other courts, to the District Court for consolidated pretrial proceedings.

The Company believes that these ATL lawsuits have no merit, primarily because the asserted child patents have patent claims or limitations previously held invalid or not infringed by the Appeals Decision. Accordingly, the Company does not expect that the remaining lawsuits will have a material impact on its financial condition or results of operations and the Company will continue to vigorously defend its position.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $65.2 million accrued for these liabilities as of March 31, 2014. For additional information, see Note 9, Asset Retirement Obligations.

(14) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Income tax expense	$5,773	$5,980
Effective tax rate	37.8%	39.5%

     The decrease in expense and effective tax rate for the quarter ended March 31, 2014 when compared to the same period in 2013 was attributable to the change in the mix of earnings across jurisdictions. The Company continues to maintain valuation allowances for its local net deferred tax asset positions for certain of its entities in the U.K. and Mexico, as the Company currently believes that it is more likely than not that these tax assets will not be realized.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of March 31, 2014, the Company's operations consisted of its U.S., Europe, and Other International segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

Management uses Adjusted EBITDA, along with other U.S. GAAP-based measures, to assess the operating results and effectiveness of its segments. Management believes Adjusted EBITDA is a useful measure because it allows management to more effectively evaluate operating performance and compare its results of operations from period to period without regard to financing method or capital structure. The Company excludes depreciation, accretion, and amortization of intangible assets as these amounts can vary substantially depending upon book values of assets, capital structures and the method by which the assets were acquired. Additionally, Adjusted EBITDA does not reflect acquisition-related costs and the Company's obligations for the payment of income taxes, loss on disposal of assets, interest expense, certain other non-operating and nonrecurring items or other obligations such as capital expenditures.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Adjusted EBITDA	$56,880	$48,526
Less:
Loss on disposal of assets	268	203
Other expense (income)	31	(421)
Noncontrolling interests	(373)	(419)
Stock-based compensation expense (1)	3,211	3,157
Acquisition-related expenses	3,087	2,822
Other adjustments to selling, general, and administrative expenses (2)	—	446
EBITDA	$50,656	$42,738
Less:
Interest expense, net, including amortization of deferred financing costs and note discount, and redemption cost for early extinguishment of debt	8,755	5,295
Income tax expense	5,773	5,980
Depreciation and accretion expense	18,346	16,285
Amortization of intangible assets	8,217	5,748
Net income attributable to controlling interests and available to common stockholders	$9,565	$9,430

____________

(1)	Amounts exclude 49% of the expenses incurred by the Company’s Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.
(2)	Adjustment relates to severance-related costs associated with the management of the Company’s U.K. operations.

The following tables reflect certain financial information for each of the Company's reporting segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$172,192	$64,044	$8,836	$—	$245,072
Intersegment revenues	1,828	373	16	(2,217)	—
Cost of revenues	113,565	48,120	7,099	(2,215)	166,569
Selling, general, and administrative expenses	19,163	4,592	772	—	24,527
Acquisition-related expenses	155	2,932	—	—	3,087
Loss on disposal of assets	250	—	18	—	268

Adjusted EBITDA	44,495	11,704	683	(2)	56,880

Depreciation and accretion expense	10,851	6,521	988	(14)	18,346
Amortization of intangible assets	5,411	2,636	170	—	8,217
Interest expense, net, including amortization of deferred financing costs	7,558	482	61	—	8,101
Redemption costs for early extinguishment of debt	654	—	—	—	654
Income tax expense (benefit)	5,805	(32)	—	—	5,773

Capital expenditures (1)	$7,862	$8,605	$247	$(2)	$16,712

	Three Months Ended March 31, 2013
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$157,156	$29,499	$11,083	$—	$197,738
Intersegment revenues	1,837	—	17	(1,854)	—
Cost of revenues	102,865	23,420	9,238	(1,834)	133,689
Selling, general, and administrative expenses	15,983	2,126	880	—	18,989
Acquisition-related expenses	2,800	—	22	—	2,822
Loss on disposal of assets	183	7	13	—	203

Adjusted EBITDA	43,293	4,399	854	(20)	48,526

Depreciation and accretion expense	10,078	5,076	1,167	(36)	16,285
Amortization of intangible assets	5,218	354	176	—	5,748
Interest expense, net, including amortization of deferred financing costs	5,040	173	82	—	5,295
Income tax expense	5,980	—	—	—	5,980

Capital expenditures (1)	$11,911	$3,894	$133	$(1)	$15,937

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements and site acquisition costs. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	March 31, 2014	December 31, 2013
	(In thousands)
United States	$932,677	$931,396
Europe	344,243	341,618
Other International	29,450	26,452
Eliminations	(251,731)	(243,263)
Total	$1,054,639	$1,056,203

(16) Supplemental Guarantor Financial Information

The Company's 2018 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by all of the Company's 100% owned domestic subsidiaries. The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2014 and 2013 and the condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013 of (1) Cardtronics, Inc., the parent company and issuer of the 2018 Notes ("Parent"); (2) all of the Company's 100% owned domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$174,020	$73,269	$(2,217)	$245,072
Operating costs and expenses	3,289	146,106	73,848	(2,229)	221,014
Operating (loss) income	(3,289)	27,914	(579)	12	24,058
Interest expense, net, including amortization of deferred financing costs and note discount	3,448	4,110	543	—	8,101
Redemption costs for early extinguishment of debt	654	—	—	—	654
Equity in earnings of subsidiaries	(21,930)	(315)	—	22,245	—
Other expense (income), net	652	225	(469)	(377)	31
Income (loss) before income taxes	13,887	23,894	(653)	(21,856)	15,272
Income tax expense (benefit)	4,777	1,028	(32)	—	5,773
Net income (loss)	9,110	22,866	(621)	(21,856)	9,499
Net loss attributable to noncontrolling interests	—	—	—	(66)	(66)
Net income (loss) attributable to controlling interests and available to common stockholders	9,110	22,866	(621)	(21,790)	9,565
Other comprehensive (loss) income attributable to controlling interests	(999)	2,242	683	12	1,938
Comprehensive income attributable to controlling interests	$8,111	$25,108	$62	$(21,778)	$11,503

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$158,993	$40,599	$(1,854)	$197,738
Operating costs and expenses	3,230	133,897	42,479	(1,870)	177,736
Operating (loss) income	(3,230)	25,096	(1,880)	16	20,002
Interest expense, net, including amortization of deferred financing costs	1,906	3,134	255	—	5,295
Equity in (earnings) losses of subsidiaries	(19,784)	2,720	—	17,064	—
Other (income) expense, net	—	(1,553)	1,132	—	(421)
Income (loss) before income taxes	14,648	20,795	(3,267)	(17,048)	15,128
Income tax expense	5,516	464	—	—	5,980
Net income (loss)	9,132	20,331	(3,267)	(17,048)	9,148
Net loss attributable to noncontrolling interests	—	—	—	(282)	(282)
Net income (loss) attributable to controlling interests and available to common stockholders	9,132	20,331	(3,267)	(16,766)	9,430
Other comprehensive (loss) income attributable to controlling interests	(3,648)	8,615	(3,304)	(60)	1,603
Comprehensive income (loss) attributable to controlling interests	$5,484	$28,946	$(6,571)	$(16,826)	$11,033

Condensed Consolidating Balance Sheets

	As of March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$7	$50,159	$10,487	$—	$60,653
Accounts and notes receivable, net	58,184	47,358	20,208	(61,896)	63,854
Current portion of deferred tax asset, net	15,842	1,927	2,690	—	20,459
Other current assets	624	22,800	33,684	(90)	57,018
Total current assets	74,657	122,244	67,069	(61,986)	201,984
Property and equipment, net	—	165,722	107,542	(417)	272,847
Intangible assets, net	9,104	73,965	67,460	—	150,529
Goodwill	—	295,062	116,078	—	411,140
Investments in and advances to subsidiaries	474,782	245,985	—	(720,767)	—
Intercompany receivable	195,784	71,689	—	(267,473)	—
Deferred tax asset, net	—	—	10,879	—	10,879
Prepaid expenses, deferred costs, and other noncurrent assets	—	2,595	4,665	—	7,260
Total assets	$754,327	$977,262	$373,693	$(1,050,643)	$1,054,639
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$939	$—	$939
Current portion of other long-term liabilities	—	34,453	1,876	—	36,329
Accounts payable and accrued liabilities	9,524	142,435	81,208	(61,867)	171,300
Total current liabilities	9,524	176,888	84,023	(61,867)	208,568
Long-term debt	483,592	1	—	—	483,593
Intercompany payable	—	212,656	107,689	(320,345)	—
Asset retirement obligations	—	21,957	40,092	—	62,049
Deferred tax liability, net	4,522	668	1,950	—	7,140
Other long-term liabilities	—	36,545	55	—	36,600
Total liabilities	497,638	448,715	233,809	(382,212)	797,950
Stockholders' equity	256,689	528,547	139,884	(668,431)	256,689
Total liabilities and stockholders' equity	$754,327	$977,262	$373,693	$(1,050,643)	$1,054,639

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$412	$73,379	$13,148	$—	$86,939
Accounts and notes receivable, net	130,835	43,929	17,942	(134,432)	58,274
Current portion of deferred tax asset, net	15,735	1,915	3,552	—	21,202
Other current assets	917	11,580	27,948	(88)	40,357
Total current assets	147,899	130,803	62,590	(134,520)	206,772
Property and equipment, net	—	166,909	104,488	(431)	270,966
Intangible assets, net	9,466	75,975	69,835	—	155,276
Goodwill	—	288,439	116,052	—	404,491
Investments in and advances to subsidiaries	445,318	245,985	—	(691,303)	—
Intercompany receivable	150,890	43,965	—	(194,855)	—
Deferred tax asset, net	—	—	9,680	—	9,680
Prepaid expenses, deferred costs, and other noncurrent assets	—	3,593	5,425	—	9,018
Total assets	$753,573	$955,669	$368,070	$(1,021,109)	$1,056,203
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,289	$—	$1,289
Current portion of other long-term liabilities	—	34,009	1,588	—	35,597
Accounts payable and accrued liabilities	12,953	213,128	84,705	(134,029)	176,757
Current portion of deferred tax liability, net	—	—	1,152	—	1,152
Total current liabilities	12,953	247,137	88,734	(134,029)	214,795
Long-term debt	489,182	3	40	—	489,225
Intercompany payable	—	148,306	99,420	(247,726)	—
Asset retirement obligations	—	21,517	39,148	—	60,665
Deferred tax liability, net	4,324	526	818	—	5,668
Other long-term liabilities	—	38,681	55	—	38,736
Total liabilities	506,459	456,170	228,215	(381,755)	809,089
Stockholders' equity	247,114	499,499	139,855	(639,354)	247,114
Total liabilities and stockholders' equity	$753,573	$955,669	$368,070	$(1,021,109)	$1,056,203

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$18,165	$(6,350)	$2,706	$(2)	$14,519
Additions to property and equipment	—	(7,862)	(8,850)	—	(16,712)
Intercompany fixed asset mark-up	—	—	(2)	2	—
Funding of intercompany notes payable	(5,007)	—	—	5,007	—
Acquisitions, net of cash acquired	—	(8,805)	—	—	(8,805)
Net cash used in investing activities	(5,007)	(16,667)	(8,852)	5,009	(25,517)
Repayments of long-term debt and capital leases	(8,394)	(3)	(391)	—	(8,788)
Repayments of borrowings under bank overdraft facility, net	—	—	(761)	—	(761)
Proceeds from intercompany notes payable	—	—	5,007	(5,007)	—
Debt issuance and modification costs	(142)	—	—	—	(142)
Payment of contingent consideration	—	(200)	(317)	—	(517)
Proceeds from exercises of stock options	135	—	—	—	135
Excess tax benefit from stock-based compensation expense	912	—	—	—	912
Repurchase of capital stock	(6,074)	—	—	—	(6,074)
Net cash (used in) provided by financing activities	(13,563)	(203)	3,538	(5,007)	(15,235)
Effect of exchange rate changes on cash	—	—	(53)	—	(53)
Net decrease in cash and cash equivalents	(405)	(23,220)	(2,661)	—	(26,286)
Cash and cash equivalents as of beginning of period	412	73,379	13,148	—	86,939
Cash and cash equivalents as of end of period	$7	$50,159	$10,487	$—	$60,653

Condensed Consolidating Statements of Cash Flows — continued

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(6,454)	$40,898	$6,937	$(1)	$41,380
Additions to property and equipment	—	(11,128)	(4,017)	—	(15,145)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(784)	(8)	—	(792)
Intercompany fixed asset mark-up	—	—	(1)	1	—
Investment in subsidiary	(13,327)	—	—	13,327	—
Funding of intercompany notes payable	(35,656)	—	—	35,656	—
Payments received on intercompany notes payable	55,624	—	—	(55,624)	—
Acquisitions, net of cash acquired	—	—	(12,587)	—	(12,587)
Net cash provided by (used in) investing activities	6,641	(11,912)	(16,613)	(6,640)	(28,524)
Proceeds from borrowings of long-term debt	57,200	—	—	—	57,200
Repayments of long-term debt and capital leases	(57,800)	(3)	(366)	—	(58,169)
Proceeds from intercompany notes payable	—	35,204	452	(35,656)	—
Repayments of intercompany notes payable	—	(55,624)	—	55,624	—
Payment of contingent consideration	—	(250)	—	—	(250)
Proceeds from exercises of stock options	247	—	—	—	247
Repurchase of capital stock	(3,804)	—	—	—	(3,804)
Excess tax benefit from stock-based compensation expense	3,966	—	—	—	3,966
Issuance of capital stock	—	—	13,327	(13,327)	—
Net cash (used in) provided by financing activities	(191)	(20,673)	13,413	6,641	(810)
Effect of exchange rate changes on cash	—	—	219	—	219
Net (decrease) increase in cash and cash equivalents	(4)	8,313	3,956	—	12,265
Cash and cash equivalents as of beginning of period	5	10,674	3,182	—	13,861
Cash and cash equivalents as of end of period	$1	$18,987	$7,138	$—	$26,126

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations, beliefs, assumptions, or forecasts concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we currently anticipate.  All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our financial outlook and the financial outlook of the ATM industry;
•	our ability to respond to recent and future network and regulatory changes, including requirements surrounding Europay, MasterCard and Visa (“EMV”) security standards;
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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” in this Form 10-Q and (2) Part I, “Item 1A. “Risk Factors” in the 2013 Form 10‑K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of March 31, 2014, we were the world’s largest retail ATM owner, providing services to over 82,700 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Germany, Canada, and Mexico. In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the number of devices in our network as of March 31, 2014 were approximately 13,900 ATMs to which we provided various forms of managed services. Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the multiple elements that are required to operate and maintain ATMs, typically in exchange for a monthly service fee or fee per service provided.

We often partner with large, nationally and regionally-known retail merchants under multi-year contracts to place our ATMs and kiosks within their store locations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn increases the likelihood that our devices will be utilized. We also partner with leading national and regional financial institutions to brand certain of our ATMs and financial services kiosks within our network. As of March 31, 2014,  approximately 21,400 of our ATMs were under contract with financial institutions to place their logos on those machines and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we generally receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs.

Additionally, we own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has more than 56,000 participating ATMs globally (including a majority of our ATMs in the U.S., U.K., Puerto Rico, Canada and Mexico, and locations in Australia through a partnership with a local ATM owner and operator in that market), provides surcharge-free ATM access to customers of participating financial institutions, many of which lack a significant ATM network. In exchange for the surcharge-free access, member financial institutions pay us either a fixed monthly fee per cardholder or a set fee per transaction. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, we own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks as well as ATMs owned and operated by third parties. For additional discussion of our operations and the manner in which we derive revenues, please refer to our 2013 Form 10-K.

Strategic Outlook

Over the past several years, we have expanded our operations both domestically and internationally through acquisitions, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, expanded our relationships with leading financial institutions through growth of Allpoint and our bank branding programs, and made other strategic acquisitions and investments to expand and develop new product offerings and capabilities of our ATMs.

Since July 2011, we have completed acquisitions of the following: (1) seven domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S. by approximately 31,600 ATMs, (2) two Canadian ATM operators for a total of approximately 1,400 ATMs, which allowed us to enter into and expand our international presence in Canada and (3) in August 2013, Cardpoint Limited (“Cardpoint”), an ATM service provider operating in the U.K. and Germany, which further expanded our U.K. ATM operations by approximately 7,100 ATMs, and also allowed us to enter into the German market with approximately 800 ATMs.

In addition to the above ATM acquisitions, we have also made strategic acquisitions to enhance our product offerings, including: (1) Locator Search in August 2011, a leading domestic provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek; (2) CTS in January 2012, an ATM installation company in the U.K.; and (3) i-design group plc (“i-design”) in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM owners.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue launching new products and services that will allow us to further leverage our existing ATM and financial services kiosk network.  In particular, we see opportunities to expand our operations through the following:

•

Increase our Number of Deployed Devices with Existing and New Merchant Relationships. We believe that there are significant opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading merchants. In addition, we believe our existing relationships with leading U.S. - and U.K.-based retailers position us to expand in international locations where these existing partners have operations.

•

Expand our Relationships with Leading Financial Institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage these offerings to attract additional financial institutions as customers. Our services currently offered to financial institutions include branding our ATMs with their logos, on-screen advertising and content management, providing remote deposit capture, providing surcharge-free access to their customers through our Allpoint network, and providing managed services for their ATM portfolios. Our EFT transaction processing capabilities provide us with the ability to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services that we are able to offer to financial institutions. We also plan to continue to grow the number of machines and financial institutions participating in our Allpoint network which drives higher transaction counts and profitability on our existing ATMs and increases our value to retailers where our ATMs are located.

•

Work with Non-Traditional Financial Institutions and Card Issuers to Further Leverage our Extensive ATM and Financial Services Kiosk Network. We believe that there are opportunities to develop or expand relationships with non-traditional financial institutions and card issuers, such as reloadable prepaid card issuers and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their new card offerings. Additionally, we believe that many of the prepaid debit card issuers that exist today in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored-value prepaid debit cards, providing the customers of these issuers with convenient and surcharge-free access to cash.

•

Increase Transaction Levels at our Existing Locations. We believe that there are opportunities to increase the number of transactions that are occurring at our existing ATM locations today. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and our Allpoint surcharge-free network, we are working on developing new initiatives aimed at driving incremental transactions at our existing ATM locations. Examples of this effort are our 2011 acquisition of Locator Search, which helps consumers find our ATMs, and the launch of FeeAlert in 2012, which enables financial institutions to help their customers save money by steering them toward nearby in-network ATMs and away from ATM fees. Additionally, we have existing programs and are working to develop additional and broader programs to steer the cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons, rewards, and other offers that tend to motivate customers to visit our ATMs within our existing retail footprint. Although we are still in the early stages of developing and implementing many of these programs, we believe that these programs, when properly structured, will benefit each party (i.e. the retailer, the financial institution, and the cardholder.) As a result, we expect to gain additional transaction volumes through these efforts.

•

Develop and Provide Additional Services at our Existing ATMs. The number and types of services offered at ATMs continue to evolve over time. Certain ATM models are capable of providing numerous automated consumer financial services, including bill payments, check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services, and certain of our devices are capable of, and currently provide, these types of services. We believe these non-traditional consumer financial services offered by our devices, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide convenient services to their customers at well-known retail locations.  We also allow advertisers to place their messages on our ATMs equipped with advertising software in both the U.S. and the U.K. Offering additional services like advertising at our devices, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to continue to develop additional products and services that can be delivered through our existing ATM network.

•

Pursue Additional Managed Services Opportunities. Over the last several years, the number of ATMs that are operated under our managed services arrangements has significantly increased.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee per cardholder or a set fee per transaction in exchange for us handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees are generally earned by the retailer or the financial institution. As a result, in this arrangement type, our revenues are partly protected from fluctuations in transaction levels of these machines and changes in network interchange rates. Additionally, in the U.K. where we have our own engineering, cash-in-transit (i.e., armored courier), and installation organizations, we believe that opportunities exist to offer some (or all) of these services on a managed services basis to both retailers and financial institutions. We plan to continue pursuing additional managed services opportunities with leading merchants and financial institutions in markets in which we operate.

•

Pursue Additional Acquisition Opportunities.  We have historically grown through acquisitions and expect to continue to pursue select acquisition opportunities in the future.  As noted in the Overview section above, we have completed several acquisitions since 2011 and expect to continue to pursue acquisition opportunities that we believe we can leverage to create long-term growth in shareholder value.

•

Pursue International Growth Opportunities. We have invested significant amounts of capital in the infrastructure of our U.K., Canada, and Mexico operations, and we plan to continue to grow our operations in these markets, as well as in the newly-entered German market, applying many of the aforementioned strategies. Additionally, we may expand our operations into other select international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market, and other risks associated with international expansion.

Recent Events and Trends

Withdrawal Transaction and Revenue Trends –United States. For the three months ended March 31, 2014, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 0.4%, over the comparable period in 2013. We define same-store ATMs as all ATMs that were continuously transacting for both the current period and the comparable period in the prior year to ensure the exclusion of any new growth or mid-month installations. This growth rate is up slightly from a (1.0) % same-store transaction growth rate in the three months ended March 31, 2013, but is still slightly below where we believe the rate will be for the remainder of 2014 as we believe adverse weather conditions across heavily populated parts of the U.S. during the quarter ended March 31, 2014 negatively impacted transactions.

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

Withdrawal Transaction and Revenue Trends – United Kingdom. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging “pay-to-use” ATMs in the U.K.  As a result of this mix shift, our overall withdrawal transactions in the U.K. (excluding the effect of Cardpoint acquisition) have increased. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues.

Financial Regulatory Reform – United Kingdom. In March 2013, the U.K. Treasury department (the “Treasury”) issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system and its participants operating in the U.K. The ultimate impact of the establishment of the PSR will not be known until it is officially formed.

In July 2013, the European Commission put forward a new draft directive to regulate payment service providers operating in the European Union (“PSD2”). Broadly, PSD2 seeks to harmonize rules for the licensing of payment institutions and introduces certain common rules affecting all payment service providers (“PSPs”) throughout the European Union.  PSD2 sets out the rights and obligations of payment service users and PSPs together with transparency and security requirements to facilitate safe, efficient payment transactions.  Whereas the current Payment Services Directive exempts independent ATM deployers, PSD2 (as currently drafted) will apply to businesses of this nature.  PSD2 as currently drafted is still in Committee stage in the European Parliament and has not yet been properly considered by the Council.  We anticipate that the draft Directive will not be finalized until 2015 and that it will take up to an additional two years for member states to transpose it into domestic law.  In parallel with PSD2, the European Commission has introduced a new Regulation (“MIF Regulation”) aimed at reducing the level of interchange fees charged by card schemes for Point-of-Sale (“ POS ”) transactions, as well as altering certain of the business rules contained in card scheme rulebooks.  The fee caps in the MIF Regulation do not apply to cash withdrawal transactions at ATMs, but certain of the other provisions in the MIF Regulation could apply to ATM operators (although their precise effects are currently uncertain).  The Regulation is also currently in Committee stage at the European Parliament and we anticipate that there will be significant amendments to the Commission’s text by the time the Parliament adopts its official position.  We anticipate that the MIF Regulation will be finalized in 2015, but in contrast to PSD2, the MIF Regulation will be directly effective in the member states and will not require any further implementing legislation.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.”  This standard has already been adopted in the U.K., Germany, Mexico, and Canada, and our ATMs in those markets are in compliance.  In the U.S., MasterCard implemented a liability shift in April 2013 from the issuers of these cards to the party that has not made the investment in EMV equipment (the acquirer) for fraudulent counterfeit International Maestro (MasterCard) cross-border transactions.  While the majority of our U.S. ATMs are not currently EMV-compliant, this liability shift has not had a significant impact on our business or results, as Maestro transactions comprise less than 0.2% of our U.S. transaction volume.  In response to the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses and to date we have seen minimal fraud losses.  In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We continue to closely monitor the migration toward the EMV standard, and all of our recent ATM deployments have been with ATMs that are EMV-ready. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations. However, we currently estimate that the incremental potential cost to make our entire current Company-owned U.S. ATM fleet fully compliant with the EMV standard is approximately $30 million to $35 million, a portion of which is anticipated to be incurred during 2014. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future.  Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units.  Furthermore, we could experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of certain merchants electing to not comply with this standard.

Capital Investments. In the next twelve to twenty-four months, we are expecting a somewhat higher rate of capital investment than our recent run-rate but do not expect that this temporary increased level of capital investment will continue past mid-2016. These expected temporary increases in capital spending levels are being driven by the upcoming EMV requirements discussed above, coupled with many other factors including: (1) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth; (2) increased demand from merchants and financial institutions for multi-function ATMs; (3) competition for new merchant and customer contracts and renewals of existing  merchant contracts; (4) certain software and hardware enhancements required to facilitate our strategic initiatives and to continue running supported versions; and (5) other compliance related matters. As a result of the increased capital investments being planned, we are working to optimize our existing assets, but it is possible that as a result of this activity we could incur some asset write-offs or impairments and increased depreciation expense in the near term. However, we are expecting that the long-term revenue benefits of the investments will drive increased profitability in future periods and allow us to expand our position in the United States as the leading ATM operator of non-bank branch locations.

Restrictions on EBT Cards.  In the U.S., recently released regulations at both the federal and state level prohibit the use of debit cards loaded with government benefit payments (commonly called “EBT cards”) from being used at ATMs established in certain locations, primarily casinos, liquor stores, and adult entertainment venues.  Since we have not seen a significant use of EBT cards in such locations, we do not believe these restrictions will have any meaningful impact upon our revenues.  However, if the scope and type of locations where EBT cards are prohibited were to expand, our transaction-based revenue may be adversely affected.

United Kingdom Property Taxes. In the U.K., there is no requirement for property owners to declare ownership and valuation to taxing authorities for property tax purposes (referred to as “business rates” in the U.K.). Rather, the U.K. government sets the valuations on all the assessable properties that it is aware of and distributes the results to the various local government councils, who then may or may not send property tax bills to property owners at their discretion. Through mid-2013, we had only received tax bills for a portion of our ATMs in the U.K. and these amounts were not significant in the past. In May 2013, we received a notice from the U.K. governmental agency in charge of property taxes stating that it had obtained location and transaction count data for all ATMs in the U.K., and that it was in the process of creating or updating the valuations on many U.K. ATMs across the industry. In September 2013, we received a listing of those proposed valuations on ATMs, which indicated an annual incremental assessment of approximately £1.8 million ($2.9 million), net of amounts that may be contractually recovered from merchants and potential reductions resulting from successfully challenging the assessments with the U.K. government and local authorities. Under U.K. law, these taxes may be payable retroactive to April 2010 or to the date of first occupancy, whichever is later. As a result, we believe that it is probable that we will be assessed on significantly more ATMs than in the past, and as a result, we recorded an additional charge of $8.7 million in the third quarter of 2013 to account for not only 2013 taxes assessable but also an estimate for taxes assessable in previous years. We believe there are several strategies to mitigate these property tax assessments and we are currently in the process of implementing several of these strategies to not only reduce the retroactive portion of such assessments, but to also minimize the potential ongoing impact of this change in approach by the U.K. taxing authorities.

Expansion into Germany.  As noted in the Strategic Outlook section above, we entered the German market in August 2013 through our acquisition of Cardpoint.  The German ATM market is highly fragmented and may be under-deployed based on its population’s use of cash relative to other markets in which we operate, such as the U.S. and U.K.  There are approximately 58,500 ATMs in Germany that are largely deployed in branch locations.  This fragmented and potentially under-deployed market dynamic is attractive to us, and as a result, we believe there are a number of opportunities for growth in this market and we plan to pursue many of them.

Mexico Operations. In September 2012, we completed a required migration of our U.S. dollar-dispensing ATMs in Mexico so that we could continue to settle our U.S. dollar-denominated transactions through Promoción y Operación S.A. de C.V.  This process change, combined with the overall recent downward trend in surcharge transactions in Mexico stemming from regulatory changes in 2010, has resulted in a reduction of the revenues and profits we earn from our ATMs in Mexico.  Additionally, during the fourth quarter of 2013, in response to increased physical ATM theft attempts and lower profitability on certain ATMs in Mexico, we took a number of ATMs out of service for a period of time to enhance some security features. As a result, we have reduced our ATM deployments in Mexico in recent years and we continue to evaluate each ATM’s revenue and profit contributions to our Mexico operations.  If the recent business performance trend was to continue and we are unable to capitalize on market opportunities in the near future, it is possible that we could incur asset write-offs, including fixed assets, goodwill and other assets, or incur accelerated depreciation expense on certain assets. However, we believe that there are several significant opportunities in this market to leverage our existing operations with both existing and new financial institution and retail customers. Despite some of the recent challenges of operating in this market, we currently believe that the aforementioned business opportunities are at advanced stages and would significantly improve profitability of our operations in this market within the next twelve months.

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

Simultaneous with the issuance of the Convertible Notes, we entered into hedging transactions designed to offset dilution to our common stock in the event of a conversion under the Convertible Notes.  The note hedge instruments (“Note Hedges”) have a strike price of $52.35 which is equal to the conversion rate under the Convertible Notes, are exercisable by us upon any conversion under the Convertible Notes, and expire in December 2020.  We also sold warrants (“Warrants”) in our common stock with a strike price of $73.29.  The net effect of the Note Hedges and Warrants was to raise the effective conversion price of the Convertible Notes to $73.29.

We used the net offering proceeds from the Convertible Notes and the Warrants to purchase the Note Hedges, to repay outstanding borrowings under our revolving credit facility, and to concurrently repurchase shares of our common stock from the initial purchasers of the Convertible Notes.  We intend to use the remainder of the net proceeds from the offering for general corporate purposes, which may include working capital and capital expenditures.  See Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 8. Long-Term Debt for additional information on the offering.

Factors Impacting Comparability between Periods

•

Foreign Currency Exchange Rates.  Our reported financial results are subject to fluctuations in exchange rates. With relatively minor fluctuations in the average rates between 2013 and 2014, our overall results have not been significantly impacted.

•	Acquisitions. The results of operations for any acquired entities have been included in our consolidated results since the respective dates of acquisition. 34

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended
	March 31,
	2014	2013
Revenues:
ATM operating revenues	97.2%	97.8%
ATM product sales and other revenues	2.8	2.2
Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	65.2	65.5
Cost of ATM product sales and other revenues	2.8	2.1
Total cost of revenues	68.0	67.6
Gross profit	32.0	32.4
Operating expenses:
Selling, general, and administrative expenses	10.0	9.6
Acquisition-related expenses	1.3	1.4
Depreciation and accretion expense	7.5	8.2
Amortization of intangible assets	3.4	2.9
Loss on disposal of assets	0.1	0.1
Total operating expenses	22.2	22.3
Income from operations	9.8	10.1
Other expense (income):
Interest expense, net	2.2	2.6
Amortization of deferred financing costs and note discount	1.1	0.1
Redemption costs for early extinguishment of debt	0.3	—
Other income	—	(0.2)
Total other expense	3.6	2.5
Income before income taxes	6.2	7.7
Income tax expense	2.4	3.0
Net income	3.9	4.6
Net loss attributable to noncontrolling interests	—	(0.1)
Net income attributable to controlling interests and available to common stockholders	3.9%	4.8%

_______________

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $23.8 million and $20.0 million for the three months ended March 31, 2014 and 2013, respectively. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.7% and 10.1% for the three months ended March 31, 2014 and 2013, respectively.

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

EXCLUDING ACQUISITIONS:	Three Months Ended March 31,
	2014	2013
Average number of transacting ATMs:
United States: Company-owned	28,900	27,582
United Kingdom	4,638	4,314
Mexico	2,138	2,705
Canada	1,626	1,539
Subtotal	37,302	36,140
United States: Merchant-owned	18,297	20,067
Average number of transacting ATMs – ATM operations	55,599	56,207

United States: Managed services – Turnkey (1)	2,125	2,219
United States: Managed services – Processing Plus (1)	5,907	3,887
United Kingdom: Managed services	21	21
Canada: Managed services	265	305
Average number of transacting ATMs – Managed services	8,318	6,432

Total average number of transacting ATMs	63,917	62,639

Total transactions (in thousands):
ATM operations	205,893	190,147
Managed services	13,519	10,445
Total transactions	219,412	200,592

Total cash withdrawal transactions (in thousands):
ATM operations	120,805	117,084
Managed services	8,808	6,792
Total cash withdrawal transactions	129,613	123,876

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	724	694

ATM operating revenues	$1,204	$1,118
Cost of ATM operating revenues (2)	803	746
ATM operating gross profit (2)(3)	$401	$372

ATM operating gross profit margin (2)(3)	33.3%	33.3%

____________

(1)	Approximately 700 ATMs moved from the U.S.: Merchant-owned category to the U.S.: Managed services – Processing Plus category subsequent to March 31, 2013.
(2)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in the Company’s consolidated statements of operations.
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

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions in the periods presented:

INCLUDING ACQUISITIONS:	Three Months Ended March 31,
	2014	2013
Average number of transacting ATMs:
United States: Company-owned	29,483	27,582
United Kingdom	11,653	4,314
Mexico	2,138	2,705
Canada	1,626	1,539
Germany	860	—
Subtotal	45,760	36,140
United States: Merchant-owned	22,058	20,067
Average number of transacting ATMs – ATM operations	67,818	56,207

United States: Managed services – Turnkey (1)	2,125	2,219
United States: Managed services – Processing Plus (1)	11,314	3,887
United Kingdom: Managed services	21	21
Canada: Managed services	265	305
Average number of transacting ATMs – Managed services	13,725	6,432

Total average number of transacting ATMs	81,543	62,639

Total transactions (in thousands):
ATM operations	243,526	190,147
Managed services	17,530	10,445
Total transactions	261,056	200,592

Total cash withdrawal transactions (in thousands):
ATM operations	143,413	117,084
Managed services	11,939	6,792
Total cash withdrawal transactions	155,352	123,876

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	705	694

ATM operating revenues	$1,138	$1,118
Cost of ATM operating revenues (2)	763	746
ATM operating gross profit (2)	$375	$372

ATM operating gross profit margin (2)	33.0%	33.3%

____________

(1)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations.
(2)

ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
ATM operating revenues	$238,139	$193,360	23.2%
ATM product sales and other revenues	6,933	4,378	58.4%
Total revenues	$245,072	$197,738	23.9%

ATM operating revenues. ATM operating revenues generated during the three months ended March 31, 2014 increased $44.8 million from the three months ended March 31, 2013. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended March 31, 2013 to
	Three Months Ended March 31, 2014
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$3,412	$18,453	$(2,253)	$—	$19,612
Interchange revenues	4,459	14,417	(240)	—	18,636
Bank branding and surcharge-free network revenues	3,080	—	355	—	3,435
Managed services revenues	783	4	—	—	787
Other revenues	1,241	1,727	(116)	(543)	2,309
Total increase (decrease) in ATM operating revenues	$12,975	$34,601	$(2,254)	$(543)	$44,779

United States. During the three months ended March 31, 2014, our U.S. operations experienced a $13.0 million increase in ATM operating revenues when compared to the same period in 2013. Acquisitions completed since the beginning of 2013 accounted for $7.0 million of this increase. The results of these acquired businesses (or a portion thereof) were included in the consolidated financial results for the three months ended March 31, 2014 but not in the comparable period in 2013.  The remaining $6.0 million increase was due to growth achieved from a combination of revenue sources, including: (1) increased surcharge and interchange revenues primarily as a result of a higher machine count and total transaction count; (2) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and (3) an increase in managed services revenue. The increase in other revenues in the U.S. is primarily from intercompany transaction processing services to foreign subsidiaries, which is eliminated in consolidation.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United States above.

Europe. Our European operations, which include our operations in the U.K. and Germany, experienced a $34.6 million, or 118%, increase in ATM operating revenues during the three months ended March 31, 2014 when compared to the same period in 2013. Of this increase, $27.2 million was attributable to our acquisitions of i-design and Cardpoint, which were completed in March 2013 and August 2013, respectively. The remaining $7.4 million increase was primarily driven by higher interchange revenues, which increased $6.1 million over the same period in prior year, as a result of an increase in the number of total transactions conducted on our ATMs in that market.  Foreign currency exchange rate movements did not have a material effect on the reported ATM operating revenues in this segment.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Other International. ATM operating revenues generated by our other international segment, which includes our Mexico and Canadian operations, declined $2.3 million for the three months ended March 31, 2014 when compared to the same period in 2013.  This decline was primarily attributable to our Mexico operations, which generated $1.7 million less ATM operating revenues during the current period due to a 18% lower average transacting machine count than the same period in 2013.  The lower machine count was the result of an internal decision to remove a number of machines to enable security enhancements and to improve profitability of the overall business.  As a result of the lower transacting ATM count, our transactions in this market experienced a similar percentage decline, resulting in the reduced revenues. Foreign currency exchange rate movements did not have a material effect on the reported ATM operating revenues in this segment.

ATM product sales and other revenues. ATM product sales and other revenues for the three months ended March 31, 2014 totaled $6.9 million, representing an increase of $2.6 million from the same period in 2013.  This increase was primarily attributable to higher equipment and value-added reseller (“VAR”) program sales to merchants and distributors during the period due to the continued replacement of certain ATMs that were not ADA-compliant and the replacement of older equipment with new EMV-compliant equipment.  Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer.

Cost of Revenues

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization)	$159,759	$129,560	23.3%
Cost of ATM product sales and other revenues	6,810	4,129	64.9%
Total cost of revenues (exclusive of depreciation, accretion, and amortization)	$166,569	$133,689	24.6%

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) for the three months ended March 31, 2014 increased $30.2 million when compared to the same period in 2013. The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization):

	Variance: Three Months Ended March 31, 2013 to
	Three Months Ended March 31, 2014
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$4,482	$10,404	$(747)	$—	$14,139
Vault cash rental	2,386	466	(88)	—	2,764
Other costs of cash	(141)	2,949	(1,376)	—	1,432
Repairs and maintenance	974	2,017	426	—	3,417
Communications	(381)	1,462	(46)	17	1,052
Transaction processing	278	1,810	(72)	(187)	1,829
Stock-based compensation	7	—	—	—	7
Other expenses	833	5,321	(223)	(372)	5,559
Total increase (decrease) in cost of ATM operating revenues	$8,438	$24,429	$(2,126)	$(542)	$30,199

United States. During the three months ended March 31, 2014, our U.S. operations experienced an $8.4 million increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2013, of which approximately $3.9 million was attributable to the acquisitions completed in 2013.  The remaining increase primarily resulted from higher transaction volumes and ATM unit growth driven by organic revenue growth, as well as other expenses from higher employee costs. Additionally, the increase in vault cash rental expense is attributable to higher interest rate swap expense associated with cash flow hedges that became effective on January 1, 2014. Communications expense decreased as a result of more favorable pricing compared to the prior year.

Europe. In the quarter ended March 31, 2014, our European operations experienced a $24.4 million increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2013, of which approximately $19.5 million was a result of the acquisitions completed in 2013.  The remaining increase was the result of the increased number of transactions conducted on our machines in that market as well as higher charges recorded in 2014 to accrue for estimated business rates (property taxes), which historically had not been as significant.  For further details on this matter, see Recent Events and Trends – United Kingdom Property Taxes.

Other International. The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization) from our Other International operations decreased by $2.1 million during the three months ended March 31, 2014 when compared to the same period in 2013.  This decline was primarily the result of the lower average number of transacting ATMs in Mexico, as described above, which resulted in reduced transaction levels and operating costs on our ATMs in that market.

Cost of ATM product sales and other revenues. The cost of ATM product sales and other revenues increased by $2.7 million during the three months ended March 31, 2014 when compared to the same period in 2013.  This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to increased equipment and VAR sales activity.

Gross Profit Margin

	Three Months Ended
	March 31,
	2014	2013
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	32.9%	33.0%
Inclusive of depreciation, accretion, and amortization of intangible assets	22.9%	22.6%
ATM product sales and other revenues gross profit margin	1.8%	5.7%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	32.0%	32.4%
Inclusive of depreciation, accretion, and amortization of intangible assets	22.3%	22.3%

ATM operating gross profit margin. For the three months ended March 31, 2014, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization of intangible assets decreased slightly, primarily as a result of higher interest rate swap expense associated with hedges that became effective on January 1, 2014 and higher business rates (property tax) expense in the U.K.

ATM product sales and other revenues gross profit margin. For the three months ended March 31, 2014, our gross profit margin on ATM product sales and other revenues declined by 3.9 percentage points, primarily as a result of increased expenses related to higher service revenues which are lower margin than our other ATM product sales.

Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
Selling, general, and administrative expenses	$21,523	$16,029	34.3%
Stock-based compensation	3,004	2,960	1.5%
Acquisition-related expenses	3,087	2,822	9.4%
Total selling, general, and administrative expenses	$27,614	$21,811	26.6%

Percentage of total revenues:
Selling, general, and administrative expenses	8.8%	8.1%
Stock-based compensation	1.2%	1.5%
Acquisition-related expenses	1.3%	1.4%
Total selling, general, and administrative expenses	11.3%	11.0%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation and acquisition-related expenses. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $5.5 million for the three months ended March 31, 2014 when compared to the same period in 2013. This increase was due to: (1) higher payroll-related costs compared to the same period in 2013 due to increased headcount, including employees added from the acquisitions completed since the beginning of 2013; (2) increased incentive-based compensation; (3) increased office and facilities costs, a portion of which is attributable to the acquisitions completed since the beginning of last year; and (4) higher marketing and professional expenses.

Stock-based compensation.    Stock-based compensation expense for the three months ended March 31, 2014 was relatively consistent with the same period in 2013. For additional details on equity awards, see Item 1. Financial Information, Note 3, Stock-Based Compensation.

Acquisition-related expenses. The 9.4% increase in acquisition-related expenses for the three months ended March 31, 2014 as compared to the same period in 2013 related to certain nonrecurring integration and transition-related costs associated with our 2013 acquisitions and other costs associated with on-going efforts related to acquisition opportunities. These increases were partially offset by decreased legal and professional costs incurred to complete the 2013 acquisitions.

Depreciation and Accretion Expense

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
Depreciation expense	$17,533	$15,625	12.2%
Accretion expense	813	660	23.2%
Depreciation and accretion expense	$18,346	$16,285	12.7%

Percentage of total revenues:
Depreciation expense	7.2%	7.9%
Accretion expense	0.3%	0.3%
Depreciation and accretion expense	7.5%	8.2%

For the three months ended March 31, 2014, depreciation expense increased 12.2% when compared to the same period in 2013 primarily as a result of the deployment of additional Company-owned ATMs over the past year as a result of our organic ATM unit growth and the ATMs acquired through various acquisitions.  Accretion expense also increased slightly as additional asset retirement obligations were established in connection with newly deployed ATMs and acquired ATMs. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, the ATMs at certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization of Intangible Assets

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
Amortization of intangible assets	$8,217	$5,748	43.0%

Percentage of total revenues	3.4%	2.9%

Amortization of intangible assets relates primarily to merchant contracts and relationships recorded in connection with purchase accounting valuations for completed acquisitions. The 43.0% increase in amortization of intangible assets during the three months ended March 31, 2014 when compared to the same period in 2013 was primarily due to the addition of intangible assets from the acquisitions completed since the beginning of 2013.

Interest Expense, Net

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
Interest expense, net	$5,416	$5,066	6.9%
Amortization of deferred financing costs and note discount	2,685	229	1,072.5%
Total interest expense, net	$8,101	$5,295	53.0%

Percentage of total revenues	3.3%	2.7%

Interest expense, net. Interest expense, net increased $0.4 million during the three months ended March 31, 2014 when compared to the same period in 2013 as a result of higher debt outstanding due to the recently completed Cardpoint acquisition. For additional details, see Item 1. Financial Information, Note 8, Long-Term Debt.

Amortization of deferred financing costs and note discount. Amortization of deferred financing costs and note discount increased $2.5 million during the three months ended March 31, 2014 over the same period in 2013, primarily as a result of our issuance of $287.5 million of Convertible Notes in November 2013.  As the Convertible Notes contain an embedded option feature, we attributed $71.7 million of the proceeds to additional paid-in capital at the time of funding. This resulted in an effective note discount, which is being accreted over the term of the Convertible Notes and drove the majority of the year-over-year increase in this expense. We also incurred $5.2 million in fees in conjunction with the issuance of the Convertible Notes, which are being amortized over the life of the Convertible Notes.  Also contributing to the increase in the amortization of deferred financing costs during the current year were the modifications made to our $375.0 million revolving credit facility in August 2013, the costs of which are being amortized over the life of the revolver. In April 2014, we amended our credit facility and incurred approximately $1.0 million in fees which will be amortized over the amended term which runs through April 2019. Going forward, we expect the amortization of deferred financing costs line item (which includes the note discount) to be slightly higher than what it was during the three months ended March 31, 2014, a result of the recent credit facility amendment.

Income Tax Expense

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
Income tax expense	$5,773	$5,980	(3.5)%

Effective tax rate	37.8%	39.5%

The 3.5% decrease in income tax expense and the decrease in the effective tax rate for the quarter ended March 31, 2014, when compared to the same period in 2013, were attributable to the change in the mix of earnings across jurisdictions. We continue to maintain valuation allowances for our local net deferred tax asset positions for certain of our entities in the U.K. and Mexico, as we currently believe that it is more likely than not that these tax assets will not be realized.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. We believe that the presentation of these measures and the identification of unusual or certain non-recurring adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. EBITDA, Adjusted EBITDA, Adjusted Net Income, and Free Cash Flow are non-GAAP financial measures provided as a complement to results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. The Company uses these non-GAAP financial measures in managing and measuring the performance of its business, including setting and measuring incentive based compensation for management.

Adjusted EBITDA excludes depreciation, accretion, and amortization of intangible assets as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes acquisition-related expenses, certain other non-operating and nonrecurring costs, loss on disposal of assets, our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures, and an adjustment for noncontrolling interest. Adjusted Net Income represents net income computed in accordance with GAAP, before amortization of intangible assets, loss on disposal of assets, stock-based compensation expense, certain other expense (income) amounts, nonrecurring expenses, and acquisition-related expenses, and using an assumed tax rate of 32%  for the quarter ended March 31, 2014, and 35%  for the quarter ended March 31, 2013, with certain adjustments for noncontrolling interests. Adjusted EBITDA %, Adjusted Pre-tax %, and Adjusted Net Income % are calculated by taking the respective non-GAAP financial measures over GAAP total revenues. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by average weighted diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions.  The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt.

The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP.

A reconciliation of EBITDA, Adjusted EBITDA, and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests and available to common stockholders	$9,565	$9,430
Adjustments:
Interest expense, net	5,416	5,066
Amortization of deferred financing costs and note discount	2,685	229
Redemption costs for early extinguishment of debt	654	—
Income tax expense	5,773	5,980
Depreciation and accretion expense	18,346	16,285
Amortization of intangible assets	8,217	5,748
EBITDA	$50,656	$42,738

Add back:
Loss on disposal of assets	268	203
Other expense (income)	31	(421)
Noncontrolling interests (1)	(373)	(419)
Stock-based compensation expense (2)	3,211	3,157
Acquisition-related expenses (3)	3,087	2,822
Other adjustments to selling, general, and administrative expenses (4)	—	446
Adjusted EBITDA	$56,880	$48,526
Less:
Interest expense, net (2)	5,404	5,037
Depreciation and accretion expense (2)	18,002	15,869
Adjusted pre-tax income	33,474	27,620
Income tax expense (5)	10,712	9,667
Adjusted Net Income	$22,762	$17,953

Adjusted Net Income per share	$0.51	$0.41
Adjusted Net Income per diluted share	$0.51	$0.40

Weighted average shares outstanding - basic	44,215,372	44,247,098
Weighted average shares outstanding - diluted	44,767,588	44,479,366

_______________

(1)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s 51% ownership interest in the Adjusted EBITDA of its Mexico subsidiary.
(2)	Amounts exclude 49% of the expenses incurred by the Company’s Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.
(3)

Acquisition-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs,  including contract termination costs, related to acquisitions.

(4)	Adjustment to selling, general, and administrative expense represents severance related costs associated with former management of the Company’s U.K. operation.
(5)

Calculated using the Company’s estimated long-term, cross-jurisdictional effective cash tax rate of 32%  for the three months ended March  31, 2014 and 35%  through March, 31, 2013. The change in the estimated non-GAAP tax rate is attributable to an increased portion of the Company’s consolidated earnings occurring in lower tax rate jurisdictions.

Calculation of Free Cash Flow

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash provided by operating activities	$14,519	$41,380
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(16,712)	(15,937)
Free cash flow (1)	$(2,193)	$25,443

_______________

1)	Free cash flow for the three months ended March 31, 2013 included the collection of a $13.4 million insurance receivable.

Liquidity and Capital Resources

Overview

As of March 31, 2014, we had $60.7 million in cash and cash equivalents on hand and $484.5 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities. Furthermore, we have historically used cash to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, it is not uncommon for us to reflect a working capital deficit position on our Consolidated Balance Sheet.

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

Operating Activities

Net cash provided by operating activities totaled $14.5 million for the three months ended March 31, 2014, compared to $41.4 million during the same period in 2013. The year over year decrease in net cash provided by operating activities is attributable to the collection of a $13.4 million insurance receivable in the first quarter of 2013 and certain working capital increases that are not expected to continue.

Investing Activities

Net cash used in investing activities totaled $25.5 million for the three months ended March 31, 2014, compared to $28.5 million during the same period in 2013.  The slight decrease in net cash used in investing activities is primarily the result of lower amounts paid for acquisitions in 2014.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in Recent Events and Trends – Capital Investments. We currently expect that our capital expenditures for the remainder of 2014 will total approximately $85 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts, to deploy ATMs at new merchant locations, for technology upgrades and compliance purposes and to enhance our existing devices with additional functionalities. We expect such expenditures to be funded primarily through cash generated from our operations. In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility or other financing sources that may be available to us.

Financing Activities

Net cash used in financing activities totaled $15.2 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.  During the three months ended March 31, 2014, we repurchased $8.4 million of outstanding senior subordinated notes and repurchased $6.1 million in capital stock associated with the surrender of shares by employees to satisfy their personal income tax obligations.

Financing Facilities

As of March 31, 2014, we had approximately $484.5 million in outstanding long-term debt, which was primarily comprised of: (1) $287.5 million of convertible notes of which $218.8 million was recorded on our balance sheet net of the unamortized note discount, (2) $191.6 million of 8.25% subordinated notes due September 2018, (3) $73.2 million in borrowings under our revolving credit facility, and (4) $0.9 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility. As of March 31, 2014, we had a  $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the facility) and has an expiration date of July 2016.

Borrowings under our revolving credit facility accrued interest at a variable rate based upon our total leverage ratio and the London Interbank Offered Rate (“LIBOR”) or Alternative Base Rate (as defined in the agreement) at our option. Additionally, we are required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of our assets, including the stock of all of our wholly-owned domestic subsidiaries and 66% of the stock of our foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our domestic subsidiaries has guaranteed our obligations under such facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us. The primary restrictive covenants within the facility include (1) limitations on the amount of senior debt and total debt that we can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis, adjusted for the pro forma effect of acquisitions. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the facility. These limitations are generally governed by a senior leverage ratio test and a fixed charge ratio covenant.

As of March 31, 2014, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.5%. Additionally, as of March 31, 2014, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of March 31, 2014, we had approximately $299.7 million in available borrowing capacity under the $375.0 million revolving credit facility.

The revolving credit facility was subsequently amended on April 24, 2014. This amendment extended the term of the credit facility through April 2019 and amended certain other borrowing features and pricing terms. The combined limit on borrowings and letters of credit under the facility remained unchanged, except the amended facility provides for a $125.0 million accordion feature, whereby the credit facility can be increased to up to $500.0 million under certain conditions and subject to additional commitments from the lender group.

Convertible Notes. In November 2013, we completed a private placement of $287.5 million in Convertible Notes that pay interest semi-annually at a rate of 1.00% per annum and mature on December 1, 2020. There are no restrictive covenants associated with these Convertible Notes. In connection with the Convertible Notes, we also entered into Note Hedges at a purchase price of $72.6 million, and sold Warrants for proceeds of $40.5 million, the net effect of which was to raise the effective conversion price of the Convertible Notes to $73.29. We are required to pay interest semi-annually on June 1st and December 1st, and to make principal payments on the Convertible Notes at maturity or upon conversion. We are permitted to settle any conversion obligation under the Convertible Notes, in excess of the principal balance, in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. For additional details, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 8. Long-Term Debt.

Senior Subordinated Notes. In August 2010, we issued $200.0 million of notes due 2018 (“2018 Notes”). The 2018 Notes  are subordinate to borrowings made under the revolving credit facility and carry an 8.25% coupon. Interest is paid semi-annually in arrears on March 1st and September 1st of each year. The 2018 Notes, which are guaranteed by all of our 100% owned domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which we have considerable flexibility. Pursuant to the terms of the indenture, we are limited on the amount of restricted payments including dividends that we can make. These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket. During the three months ended March 31, 2014, we made open market repurchases for $8.4 million of the principal amount of these the 2018 Notes and subsequently cancelled the acquired notes.

As of March 31, 2014, we were in compliance with all applicable covenants required under the 2018 Notes.

Other Borrowing Facilities

•

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have remaining balances as of March 31, 2014. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 9.85%, were utilized for the purchase of ATMs to support the growth in our Mexico operations. As of March 31, 2014,  approximately $12.3 million pesos ($0.9 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico). As of March 31, 2014, the total amount of these guarantees was $6.3 million pesos ($0.5 million U.S.).

•

Bank Machine overdraft facility. Bank Machine has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of March 31, 2014) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our U.K. operations. As of March 31, 2014,  we utilized £0.5 million of the overdraft facility leaving available borrowing capacity of £0.5 million  outstanding. The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility discussed above.

New Accounting Standards

Accounting standard updates issued to date and that are effective subsequent to December 31, 2013, did not have a material effect on our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2013 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2014, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the U.S., the U.K., Germany, Mexico, and Canada. In the U.S. and the U.K., we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the relevant interest rate measures in effect for each operation.

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

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,250	2.98%	April 1, 2014 – December 31, 2014
$1,300	2.84%	January 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our average outstanding vault cash balances for the quarter ended March 31, 2014 (as we are invoiced monthly by the vault cash provider based on average balance outstanding) and assuming a 100 basis point increase in interest rates:

	Average Vault Cash Balance for the Quarter Ended March 31, 2014			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,868.8	$1,868.8		$18.7	$18.7		$6.2	$6.2
United Kingdom		£416.9	689.9		£4.2	6.9		£4.2	6.9
Germany		€41.6	57.0		€0.4	0.6		€0.4	0.6
Mexico	p$	95.8	7.2	p$	1.0	0.1	p$	1.0	0.1
Canada	c$	66.9	60.7	c$	0.7	0.6	c$	0.7	0.6
Total			$2,683.6			$26.9			$14.4

The table above does not reflect our ability to contractually pass on higher vault cash interest expense to certain of our merchants and financial institution partners, a portion of whom we have contractual rights to adjust payments to and from in the event of higher vault cash interest rates. Our sensitivity to changes in interest rates in the U.K. is somewhat mitigated by the interchange rate setting methodology that impacts the majority of our U.K. interchange revenue. Effectively, the interest rates and cash costs from the previous two years are considered for determining the interchange rate (e.g. interest rates and other costs from 2012 are considered for determining the 2014 interchange rate). As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with a lag. We expect some growth in outstanding vault cash balances as a result of expected future business growth, and we may continue to seek ways to mitigate our exposure to floating interest rates by engaging in additional interest rate swaps in the future.

As of March 31, 2014, we had a net liability of $63.2 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Due to our determination that net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of March 31, 2014, we did not have any outstanding derivative financial instruments to hedge our variable interest rate exposure in the U.K., Mexico, Germany or Canada.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $73.2 million outstanding under our revolving credit facility as of March 31, 2014, an increase of 100 basis points in the underlying interest rate would have had a $0.2 million impact on our interest expense in the three months then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. As of March 31, 2014, this accumulated translation loss totaled approximately $17.7 million compared to approximately $18.4 million as of December 31, 2013.

Our consolidated financial results were not materially impacted by the change in value of the British pound, Euro, Mexican peso, or Canadian dollar relative to the U.S. dollar during the three months ended March 31, 2014 compared to the prior year period. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Canadian dollar or Mexican peso the effect upon our consolidated operating income would have been immaterial for the three months ended March 31, 2014.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of March 31, 2014, the intercompany payable balance from our U.K. operations to our U.S. parent company denominated in U.S. dollars totaled $93.5 million, of which $87 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of March 31, 2014, the effect upon our Consolidated Statements of Operations would be approximately $8.8 million. However, we manage the majority of this risk by borrowing in British pounds through the third-party credit facility in our U.S. operations. This structure effectively manages the foreign currency exposure of these short-term designated intercompany balances as currency gains or losses in the intercompany borrowings are largely offset by currency gains or losses on our third party borrowings.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 13, Commitments and Contingencies.

Item 1A. Risk Factors

The known material risks we face are described in our 2013 Form 10-K under Part I, Item 1A, Risk Factors.  There have been no material changes in our risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value that may Yet be Purchased Under the Plan or Program (3)
January 1 – 31, 2014	116,939	$39.42	—	$—
February 1 – 28, 2014	36,780	$38.75	—	$—
March 1 – 31, 2014	909	$42.32	—	$—

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

CARDTRONICS, INC.

May 5, 2014	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

May 5, 2014	/s/ E. Brad Conrad
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

10.1†

Cardtronics, Inc. 2014 Annual Pool Allocation Plan (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on April 2, 2014, Registration No. 001-33864).

10.2†

Cardtronics, Inc. Annual Executive Cash Incentive Plan (incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on April 2, 2014, Registration No. 001-33864).

10.3†	Cardtronics, Inc. Long Term Incentive plan (incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by Cardtronics, Inc. on April 2, 2014, Registration No. 001-33864).
31.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

† Management contract or compensatory plan or arrangement.

** Furnished herewith.