Form 10-Q
period 2014-06-30
CARDTRONICS INC
filed 2014-07-30
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on July 25, 2014: 44,472,002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,364	$86,939
Accounts and notes receivable, net of allowance of $807 and $571 as of June 30, 2014 and December 31, 2013, respectively	62,866	58,274
Inventory, net	6,919	5,302
Restricted cash	27,545	14,896
Current portion of deferred tax asset, net	20,397	21,202
Prepaid expenses, deferred costs, and other current assets	30,229	20,159
Total current assets	209,320	206,772
Property and equipment, net	284,167	270,966
Intangible assets, net	145,254	155,276
Goodwill	412,964	404,491
Deferred tax asset, net	12,119	9,680
Prepaid expenses, deferred costs, and other noncurrent assets	7,716	9,018
Total assets	$1,071,540	$1,056,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$615	$1,289
Current portion of other long-term liabilities	36,555	35,597
Accounts payable	21,199	38,981
Accrued liabilities	150,124	137,776
Current portion of deferred tax liability, net	—	1,152
Total current liabilities	208,493	214,795
Long-term liabilities:
Long-term debt	473,613	489,225
Asset retirement obligations	64,881	60,665
Deferred tax liability, net	5,555	5,668
Other long-term liabilities	42,392	38,736
Total liabilities	794,934	809,089

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 51,477,361 and 51,207,849 shares issued as of June 30, 2014 and December 31, 2013, respectively; 44,472,905 and 44,375,952 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	339,842	330,862
Accumulated other comprehensive loss, net	(69,165)	(72,954)
Retained earnings	105,230	81,677
Treasury stock: 7,004,456 and 6,831,897 shares at cost as of June 30, 2014 and December 31, 2013, respectively	(96,824)	(90,679)
Total parent stockholders’ equity	279,088	248,911
Noncontrolling interests	(2,482)	(1,797)
Total stockholders’ equity	276,606	247,114
Total liabilities and stockholders’ equity	$1,071,540	$1,056,203

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
ATM operating revenues	$252,052	$203,599	$490,191	$396,959
ATM product sales and other revenues	7,977	4,385	14,910	8,763
Total revenues	260,029	207,984	505,101	405,722
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1)	163,380	133,482	323,139	263,042
Cost of ATM product sales and other revenues	7,754	4,228	14,564	8,357
Total cost of revenues	171,134	137,710	337,703	271,399
Gross profit	88,895	70,274	167,398	134,323
Operating expenses:
Selling, general, and administrative expenses	27,926	18,932	52,453	37,921
Acquisition-related expenses	7,642	1,184	10,729	4,006
Depreciation and accretion expense	19,597	15,881	37,943	32,166
Amortization of intangible assets	8,465	6,081	16,682	11,829
Loss on disposal of assets	316	157	584	360
Total operating expenses	63,946	42,235	118,391	86,282
Income from operations	24,949	28,039	49,007	48,041
Other expense (income):
Interest expense, net	5,328	5,059	10,744	10,125
Amortization of deferred financing costs and note discount	2,762	231	5,447	460
Redemption costs for early extinguishment of debt	699	—	1,353	—
Other income	(5,261)	(2,050)	(5,230)	(2,471)
Total other expense	3,528	3,240	12,314	8,114
Income before income taxes	21,421	24,799	36,693	39,927
Income tax expense	8,015	10,034	13,788	16,014
Net income	13,406	14,765	22,905	23,913
Net loss attributable to noncontrolling interests	(583)	(562)	(649)	(844)
Net income attributable to controlling interests and available to common stockholders	$13,989	$15,327	$23,554	$24,757

Net income per common share – basic	$0.31	$0.34	$0.53	$0.54
Net income per common share – diluted	$0.31	$0.33	$0.52	$0.54

Weighted average shares outstanding – basic	44,324,747	44,394,230	44,270,363	44,321,069
Weighted average shares outstanding – diluted	44,830,978	44,615,021	44,800,298	44,547,851

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$13,406	$14,765	$22,905	$23,913
Unrealized gains (losses) on interest rate swap contracts, net of deferred income tax expense (benefit) of $(1,012) and $10,545 for the three months ended June 30, 2014 and 2013, respectively, and $(93) and $13,981 for the six months ended June 30, 2014 and 2013, respectively	(1,566)	17,548	(380)	23,251
Foreign currency translation adjustments	3,429	(497)	4,169	(4,537)
Other comprehensive income	1,863	17,051	3,789	18,714
Total comprehensive income	15,269	31,816	26,694	42,627
Less: comprehensive loss attributable to noncontrolling interests	(586)	(597)	(664)	(819)
Comprehensive income attributable to controlling interests	$15,855	$32,413	$27,358	$43,446

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$22,905	$23,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	54,625	43,995
Amortization of deferred financing costs and note discount	5,447	460
Stock-based compensation expense	6,917	5,744
Deferred income taxes	(2,734)	3,584
Loss on disposal of assets	584	360
Other reserves and non-cash items	1,693	2,689
Changes in assets and liabilities:
Increase in accounts and note receivable, net	(5,308)	(3,538)
(Increase) decrease in prepaid, deferred costs, and other current assets	(8,131)	9,945
Increase in inventory	(2,510)	(1,649)
Decrease (increase) in other assets	3,460	(1,327)
(Decrease) increase in accounts payable	(16,322)	2,398
Decrease in accrued liabilities	(2,623)	(1,532)
Decrease in other liabilities	(1,132)	(4,688)
Net cash provided by operating activities	56,871	80,354

Cash flows from investing activities:
Additions to property and equipment	(41,753)	(26,422)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	-	(3,433)
Acquisitions, net of cash acquired	(8,805)	(29,610)
Net cash used in investing activities	(50,558)	(59,465)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	-	85,600
Repayments of long-term debt and capital leases	(22,991)	(104,846)
Repayments of borrowings under bank overdraft facility, net	(1,534)	—
Debt issuance, modification and redemption costs	(2,676)	—
Payment of contingent consideration	(518)	(750)
Proceeds from exercises of stock options	141	459
Excess tax benefit from stock-based compensation expense	1,998	10,832
Repurchase of capital stock	(6,145)	(3,821)
Net cash used in financing activities	(31,725)	(12,526)

Effect of exchange rate changes on cash	(163)	117
Net (decrease) increase in cash and cash equivalents	(25,575)	8,480

Cash and cash equivalents as of beginning of period	86,939	13,861
Cash and cash equivalents as of end of period	$61,364	$22,341

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$11,645	$10,132
Cash paid for income taxes	$18,114	$2,550

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of June 30, 2014, the Company provided services to over 83,600 devices across its portfolio, which included approximately 66,500 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 12,000 devices throughout the United Kingdom ("U.K."), approximately 900 devices throughout Germany, approximately 2,000 devices throughout Canada, and approximately 2,200 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 83,600 devices are approximately 14,700 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., PNC Bank, N.A., Frost Bank, The Bank of Nova Scotia (“Scotiabank”) in Canada, Mexico, and Puerto Rico, and Grupo Financiero Banorte, S.A. de C.V. in Mexico. As of June 30, 2014,  approximately 21,300 of the Company’s devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has more than 56,100 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. Allpoint includes a majority of the Company’s ATMs in the U.S., U.K., and Mexico, and approximately a quarter of the Company’s ATMs in Canada. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

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

The financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. The Consolidated Balance Sheet as of December 31, 2013 was derived from the audited balance sheet filed in the 2013 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. Certain balances have been reclassified in the December 31, 2013 audited financial statements to present information consistently between periods. During the three and six months ended June 30, 2014, the Company changed its accounting policy related to the presentation of certain upfront merchant payments by reclassifying such payments from Intangible Assets to the Other Assets line item on the consolidated balance sheet. Prior period amounts have been reclassified to conform to this presentation. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The unaudited interim consolidated financial statements include the accounts of Cardtronics, Inc. and it’s wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Because the Company owns a majority (51.0%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$16,266	$13,858	$31,855	$28,136
Amortization of intangible assets	8,465	6,081	16,682	11,829
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$24,731	$19,939	$48,537	$39,965

(2) Acquisitions

Acquisition of the Cardpoint ATM Portfolio

On August 7, 2013, the Company completed the acquisition of Cardpoint Limited (“Cardpoint”) for approximately £105.4 million ($161.8 million) in cash. As a result of the Cardpoint acquisition, the Company significantly increased the size of its European operations by adding approximately 7,100 ATMs in the U.K. and approximately 800 ATMs in Germany, substantially all of which were owned by Cardpoint.  The Company has preliminarily allocated purchase consideration to the assets acquired and expects to complete its purchase accounting for this acquisition during the third quarter of 2014.

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired Cardpoint portfolios for the three and six months ended June 30, 2013, after giving effect to certain pro forma adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, and (iii) interest expense adjustment for historical long-term debt of Cardpoint that was repaid and interest expense on additional borrowings by the Company to fund the acquisition.

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands, excluding per share amounts)
Total revenues	$207,984	$233,920	$405,722	$457,594
Net income attributable to controlling interests and available to common stockholders	15,327	16,094	24,757	25,374

Earnings per share – basic	$0.34	$0.35	$0.54	$0.56
Earnings per share – diluted	$0.33	$0.35	$0.54	$0.55

The unaudited pro forma financial results do not reflect the impact of other acquisitions consummated by the Company during 2013 and 2014, as the impact would not be material to its condensed consolidated results of operations. The unaudited pro forma financial results assume that the Cardpoint acquisition occurred on January 1, 2013, and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Other Acquisitions

On February 6, 2014, the Company acquired the majority of the assets of Automated Financial, LLC (“Automated Financial”), an Arizona-based provider of ATM services to approximately 2,100 ATMs consisting primarily of merchant-owned ATMs. The Automated Financial acquisition did not have a material effect on the Company's consolidated results of operations during the three and six months ended June 30, 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of ATM operating revenues	$353	$207	$567	$412
Selling, general, and administrative expenses	3,346	2,372	6,350	5,332
Total stock-based compensation expense	$3,699	$2,579	$6,917	$5,744

All grants during the periods above were made under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

Restricted Stock Awards.  The number of the Company's outstanding Restricted Stock Awards (“RSAs”) as of June 30, 2014, and changes during the six months ended June 30, 2014, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2014	375,498	$18.42
Granted	—	$—
Vested	(218,999)	$14.00
Forfeited	(15,664)	$27.28
RSAs outstanding as of June 30, 2014	140,835	$24.32

As of June 30, 2014, the unrecognized compensation expense associated with all outstanding RSAs was approximately $2.1 million, which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 2.1 years.

Restricted Stock Units.  In the first quarter of each year since 2011, the Company granted restricted stock units (“RSUs”) under its Long Term Incentive Plan ("LTIP"), which is an annual equity award program under the 2007 Stock Incentive Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee") on an annual basis, and are based on the Company's achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Starting with the grants made in 2013, a portion of the awards have a service-based vesting schedule only (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24, 36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of the LTIP, with or without performance-based vesting requirements, in accordance with the terms of the 2007 Stock Incentive Plan.

The number of the Company's non-vested RSUs as of June 30, 2014, and changes during the six months ended June 30, 2014, are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2014	733,235	$25.26
Granted	398,697	$31.75
Vested	(253,412)	$21.72
Forfeited	(46,187)	$26.16
Non-vested RSUs as of June 30, 2014	832,333	$29.40

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2014 but not yet earned are not included, but the Time-RSUs are included as granted.

As of June 30, 2014, the unrecognized compensation expense associated with earned RSUs was approximately $12.4 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted-average vesting period of approximately 2.28 years.

Options.  The number of the Company's outstanding stock options as of June 30, 2014, and changes during the six months ended June 30, 2014, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2014	280,175	$9.66
Exercised	(16,100)	$8.71
Forfeited	—	$—
Options outstanding as of June 30, 2014	264,075	$9.71

Options vested and exercisable as of June 30, 2014	264,075	$9.71

As of June 30, 2014, the Company had no unrecognized compensation expense associated with outstanding options.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and six months ended June 30, 2014 and 2013 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.    The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s convertible notes were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its convertible notes was also excluded, as the effect is anti-dilutive.

Additionally, the shares of restricted stock issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and six months ended June 30, 2014 and 2013 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$13,989			$15,327
Less: Undistributed earnings allocated to unvested RSAs	(49)			(448)
Net income available to common stockholders	$13,940	44,324,747	$0.31	$14,879	44,394,230	$0.34
Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$49			$448
Stock options added to the denominator under the treasury stock method		125,207			220,791
RSUs added to the denominator under the treasury stock method		381,024			—
Less: Undistributed earnings reallocated to RSAs	(49)			(445)
Net income available to common stockholders and assumed conversions	$13,940	44,830,978	$0.31	$14,882	44,615,021	$0.33

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$23,554			$24,757
Less: Undistributed earnings allocated to unvested restricted shares	(102)			(666)
Net income available to common stockholders	$23,452	44,270,363	$0.53	$24,091	44,321,069	$0.54

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$102			$666
Stock options added to the denominator under the treasury stock method		130,562			226,782
RSUs added to the denominator under the treasury stock method		399,373			—
Less: Undistributed earnings reallocated to restricted shares	(100)			(662)
Net income available to common stockholders and assumed conversions	$23,454	44,800,298	$0.52	$24,095	44,547,851	$0.54

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock of 61,031 and 80,298 shares for the three and six months ended June 30, 2014, respectively, and 454,918 and 466,152 shares for the three and six months ended June 30, 2013, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net for the three and six months ended June 30, 2014:

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of April 1, 2014	$(17,696)	$(53,332)	(1)	$(71,028)

Other comprehensive income (loss) before reclassification	3,429	(10,420)	(2)	(6,991)
Amounts reclassified from accumulated other comprehensive loss, net	—	8,854	(2)	8,854
Net current period other comprehensive income (loss)	3,429	(1,566)		1,863
Total accumulated other comprehensive loss, net as of June 30, 2014	$(14,267)	$(54,898)	(1)	$(69,165)

(1)	Net of deferred income tax benefit of $10,922 and $9,910 as of June 30, 2014 and April 1, 2014, respectively.
(2)

Net of deferred income tax (benefit) expense of $(6,734) and $5,722 for Other Comprehensive Income (Loss) before reclassification and amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 11, Derivative Financial Instruments.

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2014	$(18,436)	$(54,518)	(1)	$(72,954)

Other comprehensive income (loss) before reclassification	4,169	(17,972)	(2)	(13,803)
Amounts reclassified from accumulated other comprehensive loss, net	—	17,592	(2)	17,592
Net current period other comprehensive income (loss)	4,169	(380)		3,789
Total accumulated other comprehensive loss, net as of June 30, 2014	$(14,267)	$(54,898)	(1)	$(69,165)

____________

(1)	Net of deferred income tax benefit of $10,922 and $10,829 as of June 30, 2014 and January 1, 2014, respectively.
(2)

Net of deferred income tax (benefit) expense of $(4,398) and $4,305 for Other Comprehensive Income (Loss) before reclassification and amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 11, Derivative Financial Instruments.

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

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as well as the changes in the net carrying amounts for the six months ended June 30, 2014, by segment:

	Goodwill
	U.S.	Europe (1)	Other International (2)	Total
	(In thousands)
Balance as of January 1, 2014:
Gross balance	$288,439	$162,763	$3,292	$454,494
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$288,439	$112,760	$3,292	$404,491

Acquisitions	6,623	—	—	6,623
Purchase price adjustments	(1,174)	(509)	—	(1,683)
Foreign currency translation adjustments	—	3,528	5	3,533

Balance as of June 30, 2014:
Gross balance	$293,888	$165,782	$3,297	$462,967
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$293,888	$115,779	$3,297	$412,964

____________

(1)	The Europe segment is comprised of the Company’s operations in the U.K. and Germany.
(2)	The Other International segment is comprised of the Company’s operations in Mexico and Canada.

	Trade Name: indefinite-lived
	U.S.	Europe	Total
	(In thousands)
Balance as of January 1, 2014:	$200	$560	$760
Foreign currency translation adjustments	—	18	18
Balance as of June 30, 2014	$200	$578	$778

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	June 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$298,145	$(178,105)	$120,040	$291,392	$(162,775)	$128,617
Deferred financing costs	15,965	(6,192)	9,773	15,038	(5,466)	9,572
Non-compete agreements	4,186	(3,167)	1,019	4,075	(2,437)	1,638
Technology	2,836	(1,455)	1,381	2,827	(775)	2,052
Trade name: definite-lived	13,514	(1,251)	12,263	13,164	(527)	12,637
Total	$334,646	$(190,170)	$144,476	$326,496	$(171,980)	$154,516

(7) Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Accrued merchant fees	$43,504	$32,619
Accrued merchant settlement amounts	31,422	17,365
Accrued maintenance fees	9,916	5,186
Accrued cash rental and management fees	9,658	4,570
Accrued compensation	9,516	12,501
Accrued taxes	8,079	23,033
Accrued armored fees	5,452	5,271
Accrued interest expense	5,287	6,140
Accrued purchases	3,802	2,392
Accrued interest rate swap payments	2,917	2,211
Accrued processing costs	890	939
Accrued ATM telecommunications costs	609	1,682
Other accrued expenses	19,072	23,867
Total	$150,124	$137,776

(8) Long-Term Debt

The Company's long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
8.25% Senior subordinated notes due September 2018	$179,442	$200,000
1.00% Convertible senior notes due December 2020, net of discount	220,950	216,635
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.2% and 2.5% as of June 30, 2014 and December 31, 2013, respectively)	73,220	72,547
Equipment financing notes	616	1,332
Total	474,228	490,514
Less: current portion	615	1,289
Total long-term debt, excluding current portion	$473,613	$489,225

Revolving Credit Facility

On April 24, 2014, the Company entered into an amended and restated credit agreement (the “Credit Agreement”).  The Credit Agreement provides for a $375 million revolving credit facility (the “Revolving Credit Facility”) and includes an accordion feature that will allow us to increase the available borrowings under the Revolving Credit Facility to $500 million, subject to the approval of one or more existing lenders or one or more lenders that become party to the Credit Agreement.  In addition, the Revolving Credit Facility includes a sub-limit of up to $30 million for letters of credit, a sub- limit of up to $25 million for swingline loans and a sub-limit of up to the equivalent amount of $125 million for loans in currencies other than U.S. Dollars.  The Revolving Credit Facility has a termination date of April 2019.

Borrowings (not including swingline loans and alternative currency loans) under the Revolving Credit Facility accrue interest at our option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on our most recent Total Net Leverage Ratio (as defined in the Credit Agreement).  Swingline loans bear interest at the Alternate Base Rate plus a margin as described above. The alternative currency loans bear interest at the Adjusted LIBO Rate as described above.  Substantially all of our domestic assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our first-tier foreign subsidiaries, are pledged to secure borrowings made under the Revolving Credit Facility. Furthermore, each of our material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of our obligations under the Revolving Credit Facility. There are currently no restrictions on the ability of our subsidiaries to declare and pay dividends to us.

The primary restrictive covenants within the credit agreement governing our revolving credit facility include (1) limitations on the amount of senior secured net debt and total net debt that we can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis, adjusted for the pro forma effect of acquisitions. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the credit agreement; however, we may generally make restricted payments so long as no event of default has occurred and is continuing and the total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of June 30, 2014, the Company was in compliance with all applicable covenants and ratios under the Credit Agreement.

As of June 30, 2014, $73.2 million was outstanding under the Revolving Credit Facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the Revolving Credit Facility. As of June 30, 2014, the Company’s available borrowing capacity under the Revolving Credit Facility totaled approximately $299.7 million.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

The $200.0 million 8.25% senior subordinated notes due September 2018 (the "2018 Notes"), which are guaranteed by all of the Company's domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which the Company has considerable flexibility. Interest under the 2018 Notes is paid semi-annually in arrears on March 1st and September 1st of each year. As of June 30, 2014, the Company was in compliance with all applicable covenants required under the 2018 Notes.

During the six months ended June 30, 2014, the Company repurchased $20.6 million of the 2018 Notes in the open market. In connection with the repurchase, the Company recorded a  $0.4 million pre-tax charge to write off a portion of the unamortized deferred financing costs associated with the repurchased 2018 Notes, which is included in the Amortization of deferred financing costs and note discount line item in the accompanying Consolidated Statements of Operations.  Additionally, the Company recorded a $1.4 million pre-tax charge related to the premium paid for the repurchase, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations.

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

As of June 30, 2014, none of the contingent conversion thresholds described above were met in order for the Convertible Notes to be convertible at the option of the note holders. As a result, the Convertible Notes have been classified as a noncurrent liability on the Company’s Consolidated Balance Sheets at June 30, 2014. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

Interest expense related to the Convertible Notes for the three and six months ended June 30, 2014, consisted of the following:

	Three Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash interest per contractual coupon rate	$719	$—
Amortization of note discount	2,167	—
Amortization of deferred financing costs	129	—
Total interest expense related to Convertible Notes	$3,015	$—

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash interest per contractual coupon rate	$1,438	$—
Amortization of note discount	4,315	—
Amortization of deferred financing costs	254	—
Total interest expense related to Convertible Notes	$6,007	$—

The carrying value of the Convertible Notes consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Principal balance	$287,500	$287,500
Discount, net of accumulated amortization	(66,550)	(70,865)
Net carrying amount of Convertible Notes	$220,950	$216,635

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, the Company purchased call options granting the Company the right to acquire up to approximately 5.5 million shares of its common stock with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. The Company also sold to the initial purchasers warrants to acquire up to approximately 5.5 million shares of its common stock with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, the Company’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, the Company will be required to issue additional shares of its common stock to the warrant holders. The amounts allocated to both the note hedge and warrants were recorded in equity, within the Additional paid-in capital line item.

Other Borrowing Facilities

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have outstanding balances as of June 30, 2014. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 9.79%, were utilized for the purchase of ATMs to support growth in the Company’s Mexico operations. As of June 30, 2014, approximately $8.0 million pesos ($0.6 million U.S.) were outstanding under the agreements. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of June 30, 2014, the total amount of these guarantees was $4.1 million pesos ($0.3 million U.S.).

Cardtronics U.K. overdraft facility.  Cardtronics U.K. has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of June 30, 2014) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our U.K. operations.  The letter of credit the Company has posted that is associated with this overdraft facility reduces the available borrowing capacity under its corporate revolving credit facility discussed above.  As of June 30, 2014, there were no amounts outstanding under the overdraft facility.

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

The following table is a summary of the changes in the Company's asset retirement obligation liability for the six months ended June 30, 2014 (in thousands):

Asset retirement obligation as of January 1, 2014	$63,831
Additional obligations	3,083
Accretion expense	1,694
Payments	(1,750)
Foreign currency translation adjustments	1,225
Total Asset retirement obligation as of June 30, 2014	68,083
Less: current portion	3,202
Asset retirement obligation, excluding current portion	$64,881

See Note 12, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(10) Other Liabilities

Other liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$31,087	$31,069
Obligations associated with unfavorable contracts	521	—
Deferred revenue	1,690	1,315
Asset retirement obligations	3,202	3,166
Other	55	47
Total	$36,555	$35,597

Other Long-Term Liabilities:
Interest rate swaps	$34,729	$34,509
Obligations associated with unfavorable contracts	2,186	—
Deferred revenue	879	962
Other	4,598	3,265
Total	$42,392	$38,736

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

The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,250	2.98%	July 1, 2014 – December 31, 2014
$1,300	2.84%	January 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018

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

Balance Sheet Data

	June 30, 2014		December 31, 2013
Liability Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$31,087	Current portion of other long-term liabilities	$31,069
Interest rate swap contracts	Other long-term liabilities	34,729	Other long-term liabilities	34,509
Total Derivatives		$65,816		$65,578

Statements of Operations Data

	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
	(In thousands)			(In thousands)
Interest rate swap contracts	$(10,420)	$11,119	Cost of ATM operating revenues	$(8,854)	$(6,429)

	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
	(In thousands)			(In thousands)
Interest rate swap contracts	$(17,972)	$10,492	Cost of ATM operating revenues	$(17,592)	$(12,759)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges.    The Company has not historically, and does not currently; anticipate terminating its existing derivative instruments prior to their expiration dates. If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company's vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company's current interest rate swap contracts, any resulting gains or losses will be recognized within the Other expense (income) line item of the Company's Consolidated Statements of Operations.

As of June 30, 2014, the Company expected to reclassify $31.1 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 12, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(12) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2014 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.  An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$65,816	$—	$65,816	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$65,578	$—	$65,578	$—
Acquisition-related contingent consideration	575	—	—	575

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the six months ended June 30, 2014 and 2013 totaled $3.1 million and $1.7 million, respectively.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $65.8 million as of June 30, 2014. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 11, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

Acquisition-related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by the Company using a discounted cash flow model.  Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, based on its best estimate of operational results upon which the payment of these obligations are contingent. Gains and losses related to the contingent consideration associated with acquisitions are included in other (income) expenses in the Company’s Consolidated Statements of Operations.  As of June 30, 2014, there were no significant acquisition-related contingent consideration liabilities outstanding.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates.  As of June 30, 2014, the fair value of the Company's 2018 Notes and the Convertible Notes (see Note 8, Long-Term Debt)  totaled $188.8 million and $263.8 million, respectively, based on the quoted market price (Level 1 input) for these notes as of that date.

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

In March 2013, the Massachusetts District Court issued an order that stated that sanctions would be imposed, but did not specify what violations had occurred. In April 2013, the Massachusetts District Court appointed a Special Master to determine how many of the Company’s ATMs were not in compliance with the Settlement Agreement as of March 15, 2012 and to determine an appropriate sanction or fine, if any, for such non-compliance.  Since his appointment, the Special Master has met numerous times with all the parties, reviewed all matters thought relevant by him and in December 2013, filed under seal his Report and Recommendation with the Court.  The Special Master is currently conducting negotiations among the parties to determine if an amended and restated settlement agreement can be agreed upon by the parties to resolve all outstanding issues.  The Company does not expect the outcome of this matter to have a material adverse effect upon its financial condition or results of operations.

Automated Transactions.    On August 16, 2010, a lawsuit was filed in the U.S. District Court for the District of Delaware (the “District Court”) entitled Automated Transactions LLC (“ATL”) v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc. (“Cardtronics USA”), as one of the defendants. The 2010 Lawsuit alleges that Cardtronics USA and the other defendants infringed upon seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs. The plaintiff, ATL, is seeking a permanent injunction, damages, treble damages and costs, including attorney's fees and expenses. ATL is a non-practicing entity that has initiated dozens of similar lawsuits across the nation. The allegations raised by the plaintiff in this suit are similar to the allegations made by the same plaintiff in an earlier suit (the "2006 Lawsuit") in the same District Court against us and other defendants, which prior allegations were rejected by the both District Court and the U.S. Court of Appeals.  Additionally, in January 2011, the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences rejected on grounds of obviousness all claims relating to the underlying parent patent in both the 2006 and 2010 Lawsuits

Notwithstanding these prior adverse decisions, ATL has continued initiating new patent infringement lawsuits across the country against primarily small financial institutions.  Upon motion by us and other similarly situated defendants, many of these cases have been consolidated in the same district court which rendered the adverse ruling in the 2006 Lawsuit against ATL.  The Company has always maintained that these ATL lawsuits have no merit, primarily because the asserted child patents have patent claims or limitations previously held invalid or not infringed by the U.S. Court of Appeals.  In June 2014, ATL unilaterally and without notice to us, filed a motion to dismiss with prejudice to its right to sue us with respect to the claims asserted in the above cases.  Concurrently, ATL also filed a covenant not to sue us or the other defendants.  We have objected to ATL’s actions for several reasons, including our contention that their proposed covenant not to sue is too narrow.  In any event, the Company continues to believe that the remaining lawsuits will not have a material impact on its financial condition or results of operations and the Company will continue to vigorously defend its position.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $68.1 million accrued for these liabilities as of June 30, 2014. For additional information, see Note 9, Asset Retirement Obligations.

(14) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Income tax expense	$8,015	$10,034	$13,788	$16,014
Effective tax rate	37.4%	40.5%	37.6%	40.1%

The decrease in income tax expense and effective tax rate for the three and six months ended June 30, 2014 when compared to the same period in 2013 was primarily attributable to the change in the mix of earnings across jurisdictions. The Company continues to maintain valuation allowances for its local net deferred tax asset positions for certain of its entities in the U.K. and Mexico, as the Company currently believes that it is more likely than not that these tax assets will not be realized.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of June 30, 2014, the Company's operations consisted of its U.S., Europe, and Other International segments.  The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment.  The Other International segment currently is comprised of the Company’s operations in Mexico and Canada.  While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Adjusted EBITDA	$64,853	$53,936	$121,733	$102,462
Less:
Loss on disposal of assets	316	157	584	360
Other income (1)	(5,261)	(2,050)	(5,230)	(2,471)
Noncontrolling interests	(391)	(536)	(764)	(955)
Stock-based compensation expense (2)	3,692	2,568	6,903	5,725
Acquisition-related expenses	7,642	1,184	10,729	4,006
Other adjustments to selling, general, and administrative expenses (3)	—	—	—	446
EBITDA	$58,855	$52,613	$109,511	$95,351
Less:
Interest expense, net, including amortization of deferred financing costs and note discount, and redemption cost for early extinguishment of debt	8,789	5,290	17,544	10,585
Income tax expense	8,015	10,034	13,788	16,014
Depreciation and accretion expense	19,597	15,881	37,943	32,166
Amortization of intangible assets	8,465	6,081	16,682	11,829
Net income attributable to controlling interests and available to common stockholders	$13,989	$15,327	$23,554	$24,757

____________

(1)	2014 amounts include non-recurring settlement gain of $4.8 million.
(2)	Amounts exclude 49% of the expenses incurred by the Company’s Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.
(3)	Adjustment relates to severance-related costs associated with the management of the Company’s U.K. operations.

The following tables reflect certain financial information for each of the Company's reporting segments for the three and six months ended June 30, 2014 and 2013

	Three Months Ended June 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$179,101	$70,878	$10,050	$—	$260,029
Intersegment revenues	1,816	378	18	(2,212)	—
Cost of revenues	115,025	49,638	8,664	(2,193)	171,134
Selling, general, and administrative expenses	21,976	5,169	781	—	27,926
Acquisition-related expenses	664	6,978	—	—	7,642
Loss on disposal of assets	261	12	43	—	316

Adjusted EBITDA	47,602	16,451	819	(19)	64,853

Depreciation and accretion expense	10,785	7,751	1,075	(14)	19,597
Amortization of intangible assets	5,642	2,651	172	—	8,465
Interest expense, net, including amortization of deferred financing costs and note discount	7,514	508	68	—	8,090
Redemption costs for early extinguishment of debt	699	—	—	—	699
Income tax expense (benefit)	8,524	(509)	—	—	8,015

Capital expenditures (1)	$13,622	$10,242	$1,195	$(18)	$25,041

	Three Months Ended June 30, 2013
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$164,191	$32,628	$11,165	$—	$207,984
Intersegment revenues	1,816	—	15	(1,831)	—
Cost of revenues	105,242	24,618	9,672	(1,822)	137,710
Selling, general, and administrative expenses	15,838	2,232	862	—	18,932
Acquisition-related expenses	1,177	—	7	—	1,184
Loss (gain) on disposal of assets	120	(12)	49	—	157

Adjusted EBITDA	47,484	5,777	684	(9)	53,936

Depreciation and accretion expense	10,197	4,510	1,189	(15)	15,881
Amortization of intangible assets	5,330	573	178	—	6,081
Interest expense, net, including amortization of deferred financing costs	5,014	183	93	—	5,290
Income tax expense	10,034	—	—	—	10,034

Capital expenditures (1)	$8,777	$4,842	$308	$(9)	$13,918

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

	Six Months Ended June 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$351,293	$134,922	$18,886	$—	$505,101
Intersegment revenues	3,644	751	34	(4,429)	—
Cost of revenues	228,590	97,758	15,763	(4,408)	337,703
Selling, general, and administrative expenses	41,139	9,761	1,553	—	52,453
Acquisition-related expenses	819	9,910	—	—	10,729
Loss on disposal of assets	511	12	61	—	584

Adjusted EBITDA	92,097	28,155	1,502	(21)	121,733

Depreciation and accretion expense	21,636	14,272	2,063	(28)	37,943
Amortization of intangible assets	11,053	5,287	342	—	16,682
Interest expense, net, including amortization of deferred financing costs and note discount	15,072	990	129	—	16,191
Redemption costs for early extinguishment of debt	1,353	—	—	—	1,353
Income tax expense (benefit)	14,329	(541)	—	—	13,788

Capital expenditures (1)	$21,484	$18,847	$1,442	$(20)	$41,753

	Six Months Ended June 30, 2013
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$321,347	$62,127	$22,248	$—	$405,722
Intersegment revenues	3,653	—	32	(3,685)	—
Cost of revenues	208,107	48,038	18,910	(3,656)	271,399
Selling, general, and administrative expenses	31,821	4,358	1,742	—	37,921
Acquisition-related expenses	3,977	—	29	—	4,006
Loss (gain) on disposal of assets	303	(5)	62	—	360

Adjusted EBITDA	90,777	10,176	1,538	(29)	102,462

Depreciation and accretion expense	20,275	9,586	2,356	(51)	32,166
Amortization of intangible assets	10,548	927	354	—	11,829
Interest expense, net, including amortization of deferred financing costs	10,054	356	175	—	10,585
Income tax expense	16,014	—	—	—	16,014

Capital expenditures (1)	$20,688	$8,736	$441	$(10)	$29,855

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	June 30, 2014	December 31, 2013
	(In thousands)
United States	$944,072	$931,396
Europe	364,012	341,618
Other International	28,998	26,452
Eliminations	(265,542)	(243,263)
Total	$1,071,540	$1,056,203

(16) Supplemental Guarantor Financial Information

The Company's 2018 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by all of the Company's 100% owned domestic subsidiaries. The following information sets forth the Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2014 and 2013 and the condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013 of (1) Cardtronics, Inc., the parent company and issuer of the 2018 Notes ("Parent"); (2) all of the Company's 100% owned domestic subsidiaries on a combined basis (collectively, the "Guarantors"); and (3) the Company's international subsidiaries on a combined basis (collectively, the "Non-Guarantors"):

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$180,917	$81,324	$(2,212)	$260,029
Operating costs and expenses	3,769	150,584	82,934	(2,207)	235,080
Operating (loss) income	(3,769)	30,333	(1,610)	(5)	24,949
Interest expense, net, including amortization of deferred financing costs and note discount	5,445	2,069	576	—	8,090
Redemption costs for early extinguishment of debt	699	—	—	—	699
Equity in (earnings) losses of subsidiaries	(31,909)	(297)	—	32,206	—
Other expense (income), net	1,691	(4,988)	(1,935)	(29)	(5,261)
Income (loss) before income taxes	20,305	33,549	(251)	(32,182)	21,421
Income tax expense (benefit)	6,923	1,601	(509)	—	8,015
Net income	13,382	31,948	258	(32,182)	13,406
Net loss attributable to noncontrolling interests	—	—	—	(583)	(583)
Net income attributable to controlling interests and available to common stockholders	13,382	31,948	258	(31,599)	13,989
Other comprehensive income (loss) attributable to controlling interests	1,396	(2,469)	2,936	3	1,866
Comprehensive income attributable to controlling interests	$14,778	$29,479	$3,194	$(31,596)	$15,855

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$166,007	$43,808	$(1,831)	$207,984
Operating costs and expenses	2,640	135,264	43,878	(1,837)	179,945
Operating (loss) income	(2,640)	30,743	(70)	6	28,039
Interest expense, net, including amortization of deferred financing costs	2,027	2,987	276	—	5,290
Equity in (earnings) losses of subsidiaries	(28,694)	(288)	—	28,982	—
Other (income) expense, net	—	(2,853)	803	—	(2,050)
Income (loss) before income taxes	24,027	30,897	(1,149)	(28,976)	24,799
Income tax expense	9,268	766	—	—	10,034
Net income (loss)	14,759	30,131	(1,149)	(28,976)	14,765
Net loss attributable to noncontrolling interests	—	—	—	(562)	(562)
Net income (loss) attributable to controlling interests and available to common stockholders	14,759	30,131	(1,149)	(28,414)	15,327
Other comprehensive (loss) income attributable to controlling interests	(10,074)	27,122	3	35	17,086
Comprehensive income (loss) attributable to controlling interests	$4,685	$57,253	$(1,146)	$(28,379)	$32,413

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$354,937	$154,593	$(4,429)	$505,101
Operating costs and expenses	7,058	296,690	156,782	(4,436)	456,094
Operating (loss) income	(7,058)	58,247	(2,189)	7	49,007
Interest expense, net, including amortization of deferred financing costs and note discount	8,893	6,179	1,119	—	16,191
Redemption costs for early extinguishment of debt	1,353	—	—	—	1,353
Equity in (earnings) losses of subsidiaries	(53,839)	(612)	—	54,451	—
Other expense (income), net	2,343	(4,763)	(2,404)	(406)	(5,230)
Income (loss) before income taxes	34,192	57,443	(904)	(54,038)	36,693
Income tax expense (benefit)	11,700	2,629	(541)	—	13,788
Net income (loss)	22,492	54,814	(363)	(54,038)	22,905
Net loss attributable to noncontrolling interests	—	—	—	(649)	(649)
Net income (loss) attributable to controlling interests and available to common stockholders	22,492	54,814	(363)	(53,389)	23,554
Other comprehensive income (loss) attributable to controlling interests	397	(227)	3,619	15	3,804
Comprehensive income attributable to controlling interests	$22,889	$54,587	$3,256	$(53,374)	$27,358

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$325,000	$84,407	$(3,685)	$405,722
Operating costs and expenses	5,870	269,161	86,357	(3,707)	357,681
Operating (loss) income	(5,870)	55,839	(1,950)	22	48,041
Interest expense, net, including amortization of deferred financing costs	3,933	6,121	531	—	10,585
Equity in (earnings) losses of subsidiaries	(48,478)	2,432	—	46,046	—
Other (income) expense, net	—	(4,406)	1,935	—	(2,471)
Income (loss) before income taxes	38,675	51,692	(4,416)	(46,024)	39,927
Income tax expense	14,784	1,230	—	—	16,014
Net income (loss)	23,891	50,462	(4,416)	(46,024)	23,913
Net loss attributable to noncontrolling interests	—	—	—	(844)	(844)
Net income (loss) attributable to controlling interests and available to common stockholders	23,891	50,462	(4,416)	(45,180)	24,757
Other comprehensive (loss) income attributable to controlling interests	(13,722)	35,737	(3,301)	(25)	18,689
Comprehensive income (loss) attributable to controlling interests	$10,169	$86,199	$(7,717)	$(45,205)	$43,446

Condensed Consolidating Balance Sheets

	As of June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$6	$49,598	$11,760	$—	$61,364
Accounts and notes receivable, net	66,603	46,538	20,709	(70,984)	62,866
Current portion of deferred tax asset, net	15,673	1,915	2,809	—	20,397
Other current assets	471	23,158	41,345	(281)	64,693
Total current assets	82,753	121,209	76,623	(71,265)	209,320
Property and equipment, net	—	170,259	114,518	(610)	284,167
Intangible assets, net	9,706	69,605	65,943	—	145,254
Goodwill	—	293,888	119,076	—	412,964
Investments in and advances to subsidiaries	514,556	245,985	—	(760,541)	—
Intercompany receivable	154,041	100,553	—	(254,594)	—
Deferred tax asset, net	—	—	12,119	—	12,119
Prepaid expenses, deferred costs, and other noncurrent assets	—	2,985	4,731	—	7,716
Total assets	$761,056	$1,004,484	$393,010	$(1,087,010)	$1,071,540
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$615	$—	$615
Current portion of other long-term liabilities	—	34,357	2,198	—	36,555
Accounts payable and accrued liabilities	8,282	151,636	82,767	(71,362)	171,323
Current portion of deferred tax liability, net	—	—	—	—	—
Total current liabilities	8,282	185,993	85,580	(71,362)	208,493
Long-term debt	473,613	—	—	—	473,613
Intercompany payable	—	190,234	117,232	(307,466)	—
Asset retirement obligations	—	22,615	42,266	—	64,881
Deferred tax liability, net	2,555	605	2,395	—	5,555
Other long-term liabilities	—	39,925	2,467	—	42,392
Total liabilities	484,450	439,372	249,940	(378,828)	794,934
Stockholders' equity	276,606	565,112	143,070	(708,182)	276,606
Total liabilities and stockholders' equity	$761,056	$1,004,484	$393,010	$(1,087,010)	$1,071,540

Condensed Consolidating Balance Sheets — continued

	As of December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$412	$73,379	$13,148	$—	$86,939
Accounts and notes receivable, net	130,835	43,929	17,942	(134,432)	58,274
Current portion of deferred tax asset, net	15,735	1,915	3,552	—	21,202
Other current assets	917	11,580	27,948	(88)	40,357
Total current assets	147,899	130,803	62,590	(134,520)	206,772
Property and equipment, net	—	166,909	104,488	(431)	270,966
Intangible assets, net	9,466	75,975	69,835	—	155,276
Goodwill	—	288,439	116,052	—	404,491
Investments in and advances to subsidiaries	445,318	245,985	—	(691,303)	—
Intercompany receivable	150,890	43,965	—	(194,855)	—
Deferred tax asset, net	—	—	9,680	—	9,680
Prepaid expenses, deferred costs, and other noncurrent assets	—	3,593	5,425	—	9,018
Total assets	$753,573	$955,669	$368,070	$(1,021,109)	$1,056,203
Liabilities and Stockholders' Equity:
Current portion of long-term debt and notes payable	$—	$—	$1,289	$—	$1,289
Current portion of other long-term liabilities	—	34,009	1,588	—	35,597
Accounts payable and accrued liabilities	12,953	213,128	84,705	(134,029)	176,757
Current portion of deferred tax liability, net	—	—	1,152	—	1,152
Total current liabilities	12,953	247,137	88,734	(134,029)	214,795
Long-term debt	489,182	3	40	—	489,225
Intercompany payable	—	148,306	99,420	(247,726)	—
Asset retirement obligations	—	21,517	39,148	—	60,665
Deferred tax liability, net	4,324	526	818	—	5,668
Other long-term liabilities	—	38,681	55	—	38,736
Total liabilities	506,459	456,170	228,215	(381,755)	809,089
Stockholders' equity	247,114	499,499	139,855	(639,354)	247,114
Total liabilities and stockholders' equity	$753,573	$955,669	$368,070	$(1,021,109)	$1,056,203

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$21,374	$29,136	$6,381	$(20)	$56,871
Additions to property and equipment	—	(21,484)	(20,269)	—	(41,753)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	—	—	—	—
Intercompany fixed asset mark-up	—	—	(20)	20	—
Investment in subsidiary	—	—	—	—	—
Funding of intercompany notes payable	(16,951)	—	—	16,951	—
Payments received on intercompany notes payable	24,114	—	—	(24,114)	—
Acquisitions, net of cash acquired	—	(8,805)	—	—	(8,805)
Net cash provided by (used in) investing activities	7,163	(30,289)	(20,289)	(7,143)	(50,558)
Proceeds from borrowings of long-term debt	—	—	—	—	—
Repayments of long-term debt and capital leases	(22,261)	(4)	(726)	—	(22,991)
Repayments of borrowings under bank overdraft facility, net	—	—	(1,534)	—	(1,534)
Proceeds from intercompany notes payable	—	—	16,951	(16,951)	—
Repayments of intercompany notes payable	—	(22,422)	(1,692)	24,114	—
Debt issuance and modification costs	(2,676)	—	—	—	(2,676)
Payment of contingent consideration	—	(202)	(316)	—	(518)
Proceeds from exercises of stock options	141	—	—	—	141
Excess tax benefit from stock-based compensation expense	1,998	—	—	—	1,998
Repurchase of capital stock	(6,145)	—	—	—	(6,145)
Issuance of capital stock	—	—	—	—	—
Net cash (used in) provided by financing activities	(28,943)	(22,628)	12,683	7,163	(31,725)
Effect of exchange rate changes on cash	—	—	(163)	—	(163)
Net decrease in cash and cash equivalents	(406)	(23,781)	(1,388)	—	(25,575)
Cash and cash equivalents as of beginning of period	412	73,379	13,148	—	86,939
Cash and cash equivalents as of end of period	$6	$49,598	$11,760	$—	$61,364

Condensed Consolidating Statements of Cash Flows — continued

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(11,095)	$87,426	$4,033	$(10)	$80,354
Additions to property and equipment	—	(19,632)	(6,790)	—	(26,422)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(1,057)	(2,376)	—	(3,433)
Intercompany fixed asset mark-up	—	—	(10)	10	—
Investment in subsidiary	(13,327)	—	—	13,327	—
Funding of intercompany notes payable	(66,456)	(3,100)	—	69,556	—
Payments received on intercompany notes payable	101,924	—	—	(101,924)	—
Acquisitions, net of cash acquired	—	(17,066)	(12,544)	—	(29,610)
Net cash provided by (used in) investing activities	22,141	(40,855)	(21,720)	(19,031)	(59,465)
Proceeds from borrowings of long-term debt	85,600	—	—	—	85,600
Repayments of long-term debt and capital leases	(104,100)	(5)	(741)	—	(104,846)
Repayments of borrowings under bank overdraft facility, net	—	—	—	—	—
Proceeds from intercompany notes payable	—	63,604	5,952	(69,556)	—
Repayments of intercompany notes payable	—	(101,924)	—	101,924	—
Debt issuance and modification costs	—	—	—	—	—
Payment of contingent consideration	—	(750)	—	—	(750)
Proceeds from exercises of stock options	459	—	—	—	459
Excess tax benefit from stock-based compensation expense	10,832	—	—	—	10,832
Repurchase of capital stock	(3,821)	—	—	—	(3,821)
Issuance of capital stock	—	—	13,327	(13,327)	—
Net cash (used in) provided by financing activities	(11,030)	(39,075)	18,538	19,041	(12,526)
Effect of exchange rate changes on cash	—	—	117	—	117
Net increase in cash and cash equivalents	16	7,496	968	—	8,480
Cash and cash equivalents as of beginning of period	5	10,674	3,182	—	13,861
Cash and cash equivalents as of end of period	$21	$18,170	$4,150	$—	$22,341

(17)  New Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (the “FASB”) issued updated Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. Under ASU 2014-09, the core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods and services. ASU 2014-09 defines a five step process to achieve the core principle, which includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

(18) Subsequent Events

Acquisitions

On July 21, 2014, the Company announced a definitive agreement under which it will acquire the Welch ATM business for cash purchase consideration (paid at closing) of approximately $160.0 million.  The transaction is subject to regulatory approvals established by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the satisfaction of other customary closing conditions.  The Company anticipates completing this transaction during the three months ending September 30, 2014.

Tender Offer of 8.25% Senior Subordinated Notes Due 2018

On July 28, 2014, the Company announced that it had received tenders and consents from the holders of approximately $64.0 million in principal amount of the Company’s 8.25% senior subordinated notes due 2018 (the “2018 Notes”) pursuant to its previously announced cash tender offer for any and all of the outstanding $179.4 million principal amount of the notes.

Senior Debt Issuance

On July 28, 2014, the Company completed a private offering of $250.0 million of 5.125% senior notes due 2022.  The majority of the net proceeds from this offering will fund the Company’s tender offer and retirement of the Company’s 2018  Notes.  The remainder of the net proceeds will be used for general corporate purposes, including acquisitions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of June 30, 2014, we were the world’s largest retail ATM owner, providing services to over 83,600 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Germany, Canada, and Mexico. In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers.  Also included in the number of devices in our network as of June 30, 2014 were approximately 14,700 ATMs to which we provided various forms of managed services.  Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the multiple elements that are required to operate and maintain ATMs, typically in exchange for a monthly service fee or fee per service provided.

We often partner with large, nationally and regionally-known retail merchants under multi-year contracts to place our ATMs and kiosks within their store locations.  In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn increases the likelihood that our devices will be utilized.  We also partner with leading national and regional financial institutions to brand certain of our ATMs and financial services kiosks within our network.  As of June 30, 2014,  approximately 21,300 of our ATMs were under contract with financial institutions to place their logos on those machines and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we generally receive monthly fees on a per ATM basis from the branding institution, while retaining our standard fee schedule for non-customers of the financial institutions who use the branded ATMs.

Additionally, we own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has more than 56,100 participating ATMs globally (including a majority of our ATMs in the U.S., U.K., Canada and Mexico), provides surcharge-free ATM access to customers of participating financial institutions, many of which lack a significant ATM network. In exchange for the surcharge-free access, member financial institutions pay us either a fixed monthly fee per cardholder or a set fee per transaction. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

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

In addition to the above ATM acquisitions, we have also made strategic acquisitions to enhance our product offerings, including: (1) Locator Search in August 2011, a leading domestic provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek; (2) Complete Technical Services, Ltd. in January 2012, an ATM installation company in the U.K.; and (3) i-design group plc (“i-design”) in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM owners.

On July 21, 2014, we announced a definitive agreement to acquire the Welch ATM business for cash purchase consideration (to be paid at closing) of approximately $160.0 million.  The completion of the transaction is subject to regulatory approvals established by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as the satisfaction of other customary closing conditions.  The Company anticipates that the transaction will be completed during the three months ending September 30, 2014. This acquisition will expand our U.S. ATM operations with national and regional merchants as well as with financial institutions.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue launching new products and services that will allow us to further leverage our existing ATM and financial services kiosk network.  In particular, we see opportunities to expand our operations through the following:

•

Increase the Number of Deployed Devices with Existing and New Merchant Relationships. We believe that there are significant opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers position us to expand in international locations where these existing partners have operations.

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

•

Increase Transaction Levels at our Existing Locations. We believe that there are opportunities to increase the number of transactions that are occurring at our existing ATM locations today. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and our Allpoint surcharge-free network, we are working on developing new initiatives aimed at driving incremental transactions at our existing ATM locations. Examples of this effort are our 2011 acquisition of Locator Search, which helps consumers find our ATMs, and our FeeAlert product, which enables financial institutions to help their customers save money by steering them toward nearby in-network ATMs and away from ATM fees. Additionally, we have existing programs and are working to develop additional and broader programs to steer the cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons, rewards, and other offers that tend to motivate customers to visit our ATMs within our existing retail footprint.  Although we are still in the early stages of developing and implementing many of these programs, we believe that these programs, when properly structured, will benefit each party (i.e. the retailer, the financial institution, and the cardholder).  As a result, we expect to gain additional transaction volumes through these efforts.

•

Develop and Provide Additional Services at our Existing ATMs. The number and types of services offered at ATMs continue to evolve over time. Certain ATM models are capable of providing numerous automated consumer financial services, including bill payments, check cashing, remote deposit capture, money transfer, and stored-value card reload services, and certain of our devices are capable of, and currently provide, these types of services. We believe these additional consumer financial services offered by our devices, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide convenient services to their customers at well-known retail locations.  We also allow advertisers to place their messages on our ATMs equipped with advertising software in both the U.S. and the U.K. Offering additional services like advertising at our devices, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services.  We plan to continue to develop additional products and services that can be delivered through our existing ATM network.

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

•

Pursue International Growth Opportunities.  We have invested significant amounts of capital in the infrastructure of our U.K., Canada, and Mexico operations, and we plan to continue to grow our operations in these markets, as well as in the recently-entered German market, applying many of the aforementioned strategies. Additionally, we may expand our operations into other select international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages.  Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market, and other risks associated with international expansion.

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth through the strategies described above and with acquisitions. Since 2010, our compounded annual growth rate is 18%, which reflects a mix of growth from internal initiatives and acquisitions added.  During the first half of 2014, our revenues grew by 25% over the prior year, reflecting approximately 17% growth from acquisitions and 8% organic growth.

Withdrawal Transaction and Revenue Trends – United States. For the three and six months ended June 30, 2014, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 0.5% and 0.4%, respectively, over the comparable periods in 2013. We define same-store ATMs as all ATMs that were continuously transacting for both the current period and the comparable period in the prior year to ensure the exclusion of any new growth or mid-month installations.  The growth rate is impacted by a number of factors, including consumer behavior and preferences, economic factors, weather, and also company-specific initiatives, such as bank branding, growth in Allpoint (our surcharge free network), pricing and other products and services we may deploy.  This growth rate has varied somewhat over recent years but has typically fallen within a range of flat up to 5%.

Over the last several years, some of the large U.S. banks serving the market for consumer banking services have begun to aggressively compete for market share, and part of their competitive strategy has been to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers.  As a result, in certain situations, we have faced direct competition from large U.S. banks for large ATM placement opportunities.  While a large owned-ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network.  Bank branding of our ATMs and participation in our surcharge-free network allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially lower cost than building their own ATM networks. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks.  These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there are opportunities for continued growth under these types of arrangements.

Withdrawal Transaction and Revenue Trends – United Kingdom. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging “pay-to-use” ATMs in the U.K.  As a result of this mix shift, our overall withdrawal transactions in the U.K. (excluding the effect of the Cardpoint acquisition) have increased. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the increase in the number of transactions conducted on free-to-use machines has generally translated into higher overall revenues.

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

In July 2013, the European Commission put forward a new draft directive to regulate payment service providers operating in the European Union (“PSD2”). Broadly, PSD2 seeks to harmonize rules for the licensing of payment institutions and introduces certain common rules affecting all payment service providers (“PSPs”) throughout the European Union.  PSD2 sets out the rights and obligations of payment service users and PSPs together with transparency and security requirements to facilitate safe, efficient payment transactions.  Whereas the current Payment Services Directive exempts independent ATM deployers, PSD2 (as currently drafted) will apply to businesses of this nature.  PSD2 as currently drafted is still in Committee stage in the European Parliament and has not yet been properly considered by the Council.  We anticipate that the draft Directive will not be finalized until 2015 and that it will take up to an additional two years for member states to transpose it into domestic law.  In parallel with PSD2, the European Commission has introduced a new Regulation (“MIF Regulation”) aimed at reducing the level of interchange fees charged by card schemes for Point-of-Sale (“ POS ”) transactions, as well as altering certain of the business rules contained in card scheme rulebooks.  The fee caps in the MIF Regulation do not apply to cash withdrawal transactions at ATMs, but certain of the other provisions in the MIF Regulation could apply to ATM operators (although their precise effects are currently uncertain).  The MIF Regulation is also currently in Committee stage at the European Parliament and therefore at this time we cannot predict its final form, effective date, nor to what extent, if any, such regulation will impact ATM operators.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.”  This standard has already been adopted in the U.K., Germany, Mexico, and Canada, and our ATMs in those markets are in compliance.  In the U.S., MasterCard implemented a liability shift in April 2013 from the issuers of these cards to the party that has not made the investment in EMV equipment (the acquirer) for fraudulent counterfeit International Maestro (MasterCard) cross-border transactions.  While the majority of our U.S. ATMs are not currently EMV-compliant, this liability shift has not had a significant impact on our business or results, as Maestro transactions comprise less than 0.2% of our U.S. transaction volume.  In response to the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses and to date we have seen minimal fraud losses.  In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We continue to closely monitor the migration toward the EMV standard, and all of our recent ATM deployments have been with ATMs that are EMV-ready. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations.  However, we currently estimate that the incremental potential cost to make our entire current Company-owned U.S. ATM fleet fully compliant with the EMV standard is approximately $30 million to $35 million, a portion of which will be incurred during 2014.  With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future.  Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units.  Furthermore, we could experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of certain merchants electing to not comply with this standard.

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

Senior Note Offering.  In July 2014, we completed an underwritten private placement of senior notes (“New Senior Notes”), generating gross proceeds of $250.0 million. The New Senior Notes pay semi-annual interest at a fixed rate of 5.125% and mature in 2022.

Simultaneous with the New Senior Notes offering, we launched a tender offer (the “Tender Offer”) for approximately $179.4 million principal amount of our outstanding 8.25% senior subordinated notes (“Old Senior Notes”).  For any Old Senior Notes not tendered to us, we intend to call and retire them shortly after the Tender Offer has expired.  We expect to use proceeds from the New Senior Notes to fund the Tender Offer.  The remaining proceeds from the New Senior Notes will be used for general corporate purposes and may be used to fund a portion of the Welch ATM acquisition (discussed above), which we expect to complete during the third quarter of 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
ATM operating revenues	96.9%	97.9%	97.0%	97.8%
ATM product sales and other revenues	3.1	2.1	3.0	2.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	62.8	64.2	64.0	64.8
Cost of ATM product sales and other revenues	3.0	2.0	2.9	2.1
Total cost of revenues	65.8	66.2	66.9	66.9
Gross profit	34.2	33.8	33.1	33.1
Operating expenses:
Selling, general, and administrative expenses	10.7	9.1	10.4	9.3
Acquisition-related expenses	2.9	0.6	2.1	1.0
Depreciation and accretion expense	7.5	7.6	7.5	7.9
Amortization of intangible assets	3.3	2.9	3.3	2.9
Loss on disposal of assets	0.1	0.1	0.1	0.1
Total operating expenses	24.6	20.3	23.4	21.3
Income from operations	9.6	13.5	9.7	11.8
Other expense (income):
Interest expense, net	2.0	2.4	2.1	2.5
Amortization of deferred financing costs and note discount	1.1	0.1	1.1	0.1
Redemption costs for early extinguishment of debt	0.3	—	0.3	—
Other income	(2.0)	(1.0)	(1.0)	(0.6)
Total other expense	1.4	1.6	2.4	2.0
Income before income taxes	8.2	11.9	7.3	9.8
Income tax expense	3.1	4.8	2.7	3.9
Net income	5.2	7.1	4.5	5.9
Net loss attributable to noncontrolling interests	(0.2)	(0.3)	(0.1)	(0.2)
Net income attributable to controlling interests and available to common stockholders	5.4%	7.4%	4.7%	6.1%

_______________

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $24.7 million and $19.9 million for the three months ended June 30, 2014 and 2013, respectively, and $ 48.5 million and $40.0 million for the six months ended June 30, 2014 and 2013, respectively.  The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.5% and 9.6% for the three months ended June 30, 2014 and 2013, respectively and by 9.6% and 9.9% for the six months ended June 30, 2014 and 2013.

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

EXCLUDING ACQUISITIONS:	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average number of transacting ATMs:
United States: Company-owned	29,271	28,024	29,121	27,833
United Kingdom	4,975	4,311	4,806	4,314
Mexico	2,206	2,694	2,167	2,701
Canada	1,690	1,593	1,660	1,570
Subtotal	38,142	36,622	37,754	36,418
United States: Merchant-owned (1)	19,032	20,991	18,731	20,607
Average number of transacting ATMs – ATM operations	57,174	57,613	56,485	57,025

United States: Managed services - Turnkey	2,080	2,204	2,107	2,210
United States: Managed services - Processing Plus (1)	7,724	6,864	6,935	5,585
United Kingdom: Managed services	21	21	21	21
Canada: Managed services	274	318	270	310
Average number of transacting ATMs – Managed services	10,099	9,407	9,333	8,126

Total average number of transacting ATMs	67,273	67,020	65,818	65,151

Total transactions (in thousands):
ATM operations	220,121	201,189	426,014	391,336
Managed services	15,803	13,617	29,321	24,063
Total transactions	235,924	214,806	455,335	415,399

Total cash withdrawal transactions (in thousands):
ATM operations	130,297	124,629	251,103	241,713
Managed services	10,457	9,163	19,265	15,954
Total cash withdrawal transactions	140,754	133,792	270,368	257,667

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	760	721	741	706

ATM operating revenues	$1,234	$1,144	$1,218	$1,129
Cost of ATM operating revenues (2)	810	745	810	744
ATM operating gross profit (2) (3)	$424	$399	$408	$385

ATM operating gross profit margin (2) (3)	34.4%	34.9%	33.5%	34.1%

____________

(1)	Approximately 700 ATMs moved from the U.S.: Merchant-owned category to the U.S.: Managed services – Processing Plus category subsequent to June 30, 2013.
(2)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations.
(3)

ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions in the periods presented for comparative purposes.

INCLUDING ACQUISITIONS:	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average number of transacting ATMs:
United States: Company-owned	29,806	28,024	29,656	27,833
United Kingdom	11,891	4,311	11,770	4,314
Mexico	2,206	2,694	2,167	2,701
Canada	1,690	1,593	1,660	1,570
Germany	874	—	865	—
Subtotal	46,467	36,622	46,118	36,418
United States: Merchant-owned	22,536	20,991	22,241	20,607
Average number of transacting ATMs – ATM operations	69,003	57,613	68,359	57,025

United States: Managed services - Turnkey	2,080	2,204	2,107	2,210
United States: Managed services - Processing Plus	11,816	6,864	11,565	5,585
United Kingdom: Managed services	21	21	21	21
Canada: Managed services	274	318	270	310
Average number of transacting ATMs – Managed services	14,191	9,407	13,963	8,126

Total average number of transacting ATMs	83,194	67,020	82,322	65,151

Total transactions (in thousands):
ATM operations	258,840	201,189	502,366	391,336
Managed services	18,584	13,617	36,113	24,063
Total transactions	277,424	214,806	538,479	415,399

Total cash withdrawal transactions (in thousands):
ATM operations	153,652	124,629	297,065	241,713
Managed services	12,629	9,163	24,568	15,954
Total cash withdrawal transactions	166,281	133,792	321,633	257,667

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	742	721	724	706

ATM operating revenues	$1,185	$1,144	$1,163	$1,129
Cost of ATM operating revenues (1)	768	745	766	744
ATM operating gross profit (1) (2)	$417	$399	$397	$385

ATM operating gross profit margin (1) (2)	35.2%	34.9%	34.1%	34.1%

____________

(1)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations.
(2)

ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$252,052	$203,599	23.8%	$490,191	$396,959	23.5%
ATM product sales and other revenues	7,977	4,385	81.9%	14,910	8,763	70.1%
Total revenues	$260,029	$207,984	25.0%	$505,101	$405,722	24.5%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

ATM operating revenues. ATM operating revenues generated during the three months ended June 30, 2014 increased $48.5 million, or 23.8%, from the three months ended June 30, 2013.  Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended June 30, 2013 to
	Three Months Ended June 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$3,475	$20,929	$(1,142)	$—	$23,262
Interchange revenue	3,468	16,669	(209)	—	19,928
Bank branding and surcharge-free network revenues	2,812	—	62	(2)	2,872
Managed services revenues	361	5	12	—	378
Other revenues	1,073	840	(14)	114	2,013
Total increase (decrease) in ATM operating revenues	$11,189	$38,443	$(1,291)	$112	$48,453

United States.  During the three months ended June 30, 2014, our U.S. operations experienced an $11.2 million, or 6.9%, increase in ATM operating revenues when compared to the same period in 2013.  Acquisitions completed since the beginning of 2013 accounted for $3.9 million, or 2.4%, of this increase. The results of these acquired businesses (or a portion thereof) were included in the consolidated financial results for the three months ended June 30, 2014, but not in the comparable period in 2013.  The remaining $7.3 million, or 4.5%, increase was due to growth achieved from a combination of revenue sources, including: (i) increased surcharge and interchange revenues primarily as a result of a higher machine count and total transaction count; (ii) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and (iii) an increase in managed services revenue as a result of an increase in new contracts entered into under this arrangement type.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United States above.

Europe.  Our European operations, which include our operations in the U.K. and Germany, experienced a $38.4 million, or 118.3%, increase in ATM operating revenues during the three months ended June 30, 2014 when compared to the same period in 2013.  Approximately $30.5 million, or 93.9%, of the increase, was attributable to our acquisition of Cardpoint, which was completed in August 2013.  Approximately $4.8 million, or 14.8%, of the increase was primarily driven by higher interchange revenues, as a result of an increase in the number of total ATMs in our U.K. business.  Foreign currency exchange rate movements accounted for approximately $3.1 million or approximately 9.6% of the increase from the prior year.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – United Kingdom above.

Other International.  ATM operating revenues generated by our other international segment, which includes our Mexico and Canadian operations, declined $1.3 million for the three months ended June 30, 2014, when compared to the same period in 2013.  This decline was attributable to our Mexico operations, which generated $1.4 million less ATM operating revenues during the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to an 18% lower average transacting machine count.  The lower machine count was the result of an internal decision to remove a number of machines to improve profitability of the overall business.  As a result of the lower transacting ATM count, our transactions in this market experienced a similar percentage decline, resulting in the reduced revenues. Foreign currency exchange rate movements did not have a material effect on the reported ATM operating revenues in this segment.

ATM product sales and other revenues.  ATM product sales and other revenues for the three months ended June 30, 2014 totaled $8.0 million, representing an increase of $3.6 million from the same period in 2013.  This increase was primarily attributable to higher equipment and value-added reseller (“VAR”) program sales to merchants and distributors during the period due to the continued replacement of certain ATMs that were not ADA-compliant and the replacement of older equipment with new EMV-compliant equipment.  Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

ATM operating revenues.  ATM operating revenues generated during the six months ended June 30, 2014 increased $93.2 million, or 23.5%, from the six months ended June 30, 2013. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Six Months Ended June 30, 2013 to
	Six Months Ended June 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$6,887	$39,382	$(3,395)	$—	$42,874
Interchange revenue	7,927	31,086	(449)	—	38,564
Bank branding and surcharge-free network revenues	5,892	—	417	(2)	6,307
Managed services revenues	1,144	9	12	—	1,165
Other revenues	2,314	2,567	(130)	(429)	4,322
Total increase in ATM operating revenues	$24,164	$73,044	$(3,545)	$(431)	$93,232

United States.  During the six months ended June 30, 2014, our U. S. operations experienced a $24.2 million, or 7.6%, increase in ATM operating revenues compared to the same period in 2013.  Acquisitions completed since the beginning of 2013 accounted for $9.0 million, or 2.8%, of the increase.  The results of these acquired businesses (or a portion thereof) were included in the consolidated financial results for the six months ended June 30, 2014, but not in the comparable period in 2013.  The remaining $15.2 million, or 4.8%, increase was primarily due to the following; (i) increased surcharge and interchange revenues primarily as a result of a higher machine count; (ii) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and (iii) an increase in managed services revenue as a result of an increase in new contracts entered into under this arrangement type.  The increase in other revenues in the U.S. is primarily from intercompany transaction processing services to foreign subsidiaries, which is eliminated in consolidation.

Europe.  Our European operations also contributed to the higher ATM operating revenues for the six months ended June 30, 2014, which increased by $73.0 million, or 117.5%, from the six months ended June 30, 2013.  As was the case with the three month period, an increase of $57.1 million, or 91.9%, was attributable to our acquisition of Cardpoint, which were completed in March 2013 and August 2013, respectively.  Approximately $10.9 million, or 17.5%, increase was driven by higher interchange revenues, primarily as a result of growth in the number of total ATMs in our U.K. business.  Foreign currency exchange rate movements accounted for approximately $ 5.0 million or 8.1% of the year over year increase.

Other International.   ATM operating revenues generated by our other international segment, which includes our Mexico and Canadian operations, declined $3.5 million for the six months ended June 30, 2014, when compared to the same period in 2013.  This decline was primarily attributable to our Mexico operations, which generated $3.0 million less ATM operating revenues during the six months ended June 30, 2014, than the same period in 2013, primarily due to a 20% lower average transacting machine count.  The lower machine count was the result of an internal decision to remove a number of machines to improve profitability of the overall business.  As a result of the lower transacting ATM count, our transactions in this market experienced a similar percentage decline, resulting in the reduced revenues. Foreign currency exchange rate movements did not have a material effect on the reported ATM operating revenues in this segment.

ATM product sales and other revenues.  ATM product sales and other revenues for the six months ended June 30, 2014, totaled $14.9 million, representing an increase of $6.1 million from the same period in 2013.  This increase was primarily attributable to higher equipment and value-added reseller (“VAR”) program sales to merchants and distributors during the period due to the continued replacement of certain ATMs that were not ADA-compliant and the replacement of older equipment with new EMV-compliant equipment.  Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets)	$163,380	$133,482	22.4%	$323,139	$263,042	22.8%
Cost of ATM product sales and other revenues	7,754	4,228	83.4%	14,564	8,357	74.3%
Total cost of revenues (exclusive of depreciation, accretion, and amortization of intangible assets)	$171,134	$137,710	24.3%	$337,703	$271,399	24.4%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the three months ended June 30, 2014 increased $29.9 million when compared to the same period in 2013.  The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Variance: Three Months Ended June 30, 2013 to
	Three Months Ended June 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$3,612	$11,146	$(431)	$—	$14,327
Vault cash rental	2,664	985	(20)	—	3,629
Other costs of cash	(760)	3,740	(238)	—	2,742
Repairs and maintenance	(56)	1,355	172	—	1,471
Communications	191	640	(77)	10	764
Transaction processing	(132)	842	(196)	313	827
Stock-based compensation	148	—	—	—	148
Other expenses	513	5,999	(311)	(211)	5,990
Total increase (decrease) in cost of ATM operating revenues	$6,180	$24,707	$(1,101)	$112	$29,898

United States.  During the three months ended June 30, 2014, our U.S. operations experienced a $6.2 million, or 6.1% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2013, of which approximately $2.6 million was attributable to the acquisitions completed in 2013 and 2014.  The remaining increase primarily resulted from higher transaction volumes and ATM unit growth driven by organic revenue growth, as well as other expenses from higher employee costs. Additionally, the increase in vault cash rental cost is attributable to higher interest rate swap expense associated with cash flow hedges that became effective on January 1, 2014.

Europe.  During the three months ended June 30, 2014, our European operations experienced a $24.7 million, or 100.3% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2013, of which approximately $17.7 million was a result of the acquisitions completed in 2013.  The remaining increase was the result of the increased number of transactions conducted on our machines in the European market as well as higher charges recorded in 2014 to accrue for estimated business rates (property taxes), which historically had not been as significant.  For further details on this matter, see Recent Events and Trends – United Kingdom Property Taxes.

Other International.    The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) from our Other International operations decreased by $1.1 million during the three months ended June 30, 2014, when compared to the same period in 2013. This decline was primarily the result of the lower average number of transacting ATMs in Mexico, as described above, which resulted in reduced transaction levels and operating costs on our ATMs in that market.

Cost of ATM product sales and other revenues.  The cost of ATM product sales and other revenues increased by $3.5 million during the three months ended June 30, 2014, when compared to the same period in 2013.  This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to increased equipment and VAR sales activity.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) for the six months ended June 30, 2014, increased $60.1 million when compared to the same period in 2013.  Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Variance: Six Months Ended June 30, 2013 to
	Six Months Ended June 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$8,094	$21,550	$(1,178)	$—	$28,466
Vault cash rental	5,050	1,451	(108)	—	6,393
Other costs of cash	(901)	6,689	(1,614)	—	4,174
Repairs and maintenance	918	3,372	598	—	4,888
Communications	(190)	2,102	(123)	27	1,816
Transaction processing	146	2,652	(268)	126	2,656
Stock-based compensation	155	—	—	—	155
Other expenses	1,346	11,320	(534)	(583)	11,549
Total increase in cost of ATM operating revenues	$14,618	$49,136	$(3,227)	$(430)	$60,097

United States.  During the six months ended June 30, 2014, our U.S. operations incurred an $14.6 million, or 7.3% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2013, of which approximately $6.0 million was attributable to the acquisitions completed in 2013 and 2014.  The remaining increase primarily resulted from higher transaction volumes and ATM unit growth driven by organic revenue growth, as well as other expenses from higher employee costs.  Additionally, the increase in vault cash rental cost is attributable to higher interest rate swap expense associated with cash flow hedges that became effective on January 1, 2014.

Europe.  During the six months ended June 30, 2014, our European operations experienced a $49.1 million, or 102.3% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2013, of which approximately $34.5 million was a result of the acquisitions completed in 2013.  The remaining increase was the result of the higher ATM count in the U.K. as well as higher charges recorded in 2014 to accrue for estimated business rates (property taxes), which historically had not been as significant.  For further details on this matter, see Recent Events and Trends – United Kingdom Property Taxes.

Other International.    The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) from our Other International operations decreased by $3.2 million during the six months ended June 30, 2014, when compared to the same period in 2013. This decline was primarily the result of the lower average number of transacting ATMs in Mexico, as described above, which resulted in reduced transaction levels and operating costs on our ATMs in that market.

Cost of ATM product sales and other revenues.  The cost of ATM product sales and other revenues increased by $6.2 million during the six months ended June 30, 2014, when compared to the same period in 2013.  This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to increased equipment and VAR sales activity.

Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	35.2%	34.4%	34.1%	33.7%
Inclusive of depreciation, accretion, and amortization of intangible assets	25.4%	24.6%	24.2%	23.7%
ATM product sales and other revenues gross profit margin	2.8%	3.6%	2.3%	4.6%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	34.2%	33.8%	33.1%	33.1%
Inclusive of depreciation, accretion, and amortization of intangible assets	24.7%	24.2%	23.5%	23.3%

ATM operating gross profit margin.  For the three and six months ended June 30, 2014, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization of intangible assets increased slightly when compared to the same periods in 2013.  The increase is primarily as a result of our revenue growth and higher incoming margins on the recently acquired businesses.

ATM product sales and other revenues gross profit margin.  For the three and six months ended June 30, 2014, our gross profit margin on ATM product sales and other revenues declined by 0.8 and 2.3 percentage points, respectively, primarily as a result of increased expenses related to higher service revenues which are lower margin than our other ATM product sales.

Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$24,580	$16,560	48.4%	$46,103	$32,589	41.5%
Stock-based compensation	3,346	2,372	41.1%	6,350	5,332	19.1%
Acquisition-related expenses	7,642	1,184	545.4%	10,729	4,006	167.8%
Total selling, general, and administrative expenses	$35,568	$20,116	76.8%	$63,182	$41,927	50.7%

Percentage of total revenues:
Selling, general, and administrative expenses	9.5%	8.0%		9.1%	8.0%
Stock-based compensation	1.3%	1.1%		1.3%	1.3%
Acquisition-related expenses	2.9%	0.6%		2.1%	1.0%
Total selling, general, and administrative expenses	13.7%	9.7%		12.5%	10.3%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation and acquisition-related expenses. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $8.0 million, or 48.4% and $13.5 million, or 41.5% for the three and six months ended June 30, 2014, when compared to the same periods in 2013.  This increase was due to the following: (i) higher payroll-related costs compared to the same periods in 2013 due to increased headcount, including employees added from the acquisitions completed since the beginning of 2013; (ii) increased incentive-based compensation; (iii) increased office and facilities costs, a portion of which is attributable to the acquisitions completed since the beginning of 2013; (iv) higher marketing and professional expenses; and (v) increased costs related to strengthening our information technology and product development organizations.

Stock-based compensation. The $1.0 million increase in stock-based compensation expense for both the three and six months ended June 30, 2014, was mostly attributable to the increase employee headcount. For additional details on equity awards, see Item 1. Financial Information, Note 3, Stock-Based Compensation.

Acquisition-related expenses. Acquisition-related expenses increased $6.5 million, or 545.4% and $6.7 million, or 167.8% for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase is primarily attributable to certain nonrecurring integration and transition-related costs associated with our 2013 acquisitions, including the recognition of a liability of approximately $3.1 million for the estimated remaining lease payments associated with facilities no longer expected to yield an economic benefit in future periods and other costs related to recently completed and pending acquisitions.

Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Depreciation expense	$18,716	$15,271	22.6%	$36,249	$30,896	17.3%
Accretion expense	881	610	44.4%	1,694	1,270	33.4%
Depreciation and accretion expense	$19,597	$15,881	23.4%	$37,943	$32,166	18.0%

Percentage of total revenues:
Depreciation expense	7.2%	7.3%		7.2%	7.6%
Accretion expense	0.3%	0.3%		0.3%	0.3%
Depreciation and accretion expense	7.5%	7.6%		7.5%	7.9%

For the three and six months ended June 30, 2014, depreciation expense increased $3.4, million or 22.6% and $5.4 million, or 17.3% when compared to the same periods in 2013 primarily as a result of the deployment of additional Company-owned ATMs over the past year as a result of our organic ATM unit growth and the ATMs acquired through various acquisitions in 2013 and 2014.

For the three and six months ended June 30, 2014,  accretion expense increased $0.3 million, or 44.4% and $0.4 million, or 33.4% when compared to the same periods in 2013. The increase is due to our continued revenue growth, establishing additional asset retirement obligations in connection with newly deployed ATMs and acquired ATMs.  When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases refurbish, the ATMs at certain merchant locations.   Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Amortization of intangible assets	$8,465	$6,081	39.2%	$16,682	$11,829	41.0%

Percentage of total revenues	3.3%	2.9%		3.3%	2.9%

Amortization of intangible assets relates primarily to merchant contracts and relationships recorded in connection with purchase price accounting valuations for completed acquisitions.  The increase of $2.4 million, or 39.2% and $4.9 million, or 41.0% in amortization of intangible assets during the three and six months ended June 30, 2014 when compared to the same periods in 2013 was primarily due to the addition of intangible assets from the acquisitions completed since the beginning of 2013.

Interest Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Interest expense, net	$5,328	$5,059	5.3%	$10,744	$10,125	6.1%
Amortization of deferred financing costs and note discount	2,762	231	1,095.7%	5,447	460	1,084.1%
Total interest expense, net	$8,090	$5,290	52.9%	$16,191	$10,585	53.0%

Percentage of total revenues	3.1%	2.5%		3.2%	2.6%

Interest expense, net.  Interest expense, net increased $0.3 million, or 5.3% and $0.7 million, or 6.1% during the three and six months ended June 30, 2014, when compared to the same period in 2013. This increase was primarily as a result of higher debt outstanding due to the Cardpoint acquisition completed in August 2013.  For additional details, see Item 1. Financial Information, Note 8, Long-Term Debt.

Amortization of deferred financing costs and note discount.  Amortization of deferred financing costs and note discount increased $2.5 million and $5.0 million during the three and six months ended June 30, 2014, over the same periods in 2013, primarily as a result of our issuance of $287.5 million of Convertible Notes in November 2013.   As the Convertible Notes contain an embedded option feature, we attributed $71.7 million of the proceeds to additional paid-in capital at the time of funding.  This resulted in an effective note discount, which is being accreted over the term of the Convertible Notes and drove the majority of the year-over-year increase in this expense.  We also incurred $5.2 million in fees in conjunction with the issuance of the Convertible Notes, which are being amortized over the life of the Convertible Notes.  Also contributing to the increase in the amortization of deferred financing costs during the current year were the modifications made to our $375.0 million revolving credit facility in August 2013, the costs of which are being amortized over the life of the revolver.  In April 2014, we amended and restated our existing credit agreement and incurred approximately $1.0 million in fees which will be amortized over the term of the revolving credit facility, which runs through April 2019.  Additionally, in July 2014 we incurred additional financing costs of approximately $4.1 million associated with the issuance of $250.0 million in senior notes. Going forward, we expect the amortization of deferred financing costs line item (which includes the note discount) to be higher as compared to prior periods, a result of the recent amendment and restatement of our credit agreement and new senior note issuance.

Other Income (Expense)

The increase in other income in the three and six months ended June 30, 2014 compared to the same periods in the prior year is primarily the result of a non-recurring gain as a result of a favorable settlement of a lawsuit during the quarter ended June 30, 2014.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Income tax expense	$8,015	$10,034	(20.1)%	$13,788	$16,014	(13.9)%

Effective tax rate	37.4%	40.5%		37.6%	40.1%

The decrease in income tax expense is primarily related to lower income before income taxes in the three and six months ended June 30, 2014 when compared to the same period in 2013. The decrease in the effective tax rate is primarily attributable to the change in the mix of earnings across jurisdictions.  We continue to maintain valuation allowances for our local net deferred tax asset positions for certain of our entities in the U.K. and Mexico, as we currently believe that it is more likely than not that these tax assets will not be realized.

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

Adjusted EBITDA excludes depreciation, accretion, and amortization of intangible assets as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes acquisition-related expenses, certain other non-operating and nonrecurring costs, loss on disposal of assets, our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures, and an adjustment for noncontrolling interest.  Adjusted Net Income represents net income computed in accordance with GAAP, before amortization of intangible assets, loss on disposal of assets, stock-based compensation expense, certain other expense (income) amounts, nonrecurring expenses, and acquisition-related expenses, and using an assumed tax rate of 32%  for the quarter ended June 30, 2014, and 35%  for the quarter ended June 30, 2013, with certain adjustments for noncontrolling interests. Adjusted EBITDA %, Adjusted Pre-tax %, and Adjusted Net Income % are calculated by taking the respective non-GAAP financial measures over GAAP total revenues. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by average weighted diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions.  The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt.

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

A reconciliation of EBITDA, Adjusted EBITDA, and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests and available to common stockholders	$13,989	$15,327	$23,554	$24,757
Adjustments:
Interest expense, net	5,328	5,059	10,744	10,125
Amortization of deferred financing costs and note discount	2,762	231	5,447	460
Redemption costs for early extinguishment of debt	699	—	1,353	—
Income tax expense	8,015	10,034	13,788	16,014
Depreciation and accretion expense	19,597	15,881	37,943	32,166
Amortization of intangible assets	8,465	6,081	16,682	11,829
EBITDA	$58,855	$52,613	$109,511	$95,351

Add back:
Loss on disposal of assets	316	157	584	360
Other income (1)	(5,261)	(2,050)	(5,230)	(2,471)
Noncontrolling interests (2)	(391)	(536)	(764)	(955)
Stock-based compensation expense (3)	3,692	2,568	6,903	5,725
Acquisition-related expenses (4)	7,642	1,184	10,729	4,006
Other adjustments to selling, general, and administrative expenses	—	—	—	446
Adjusted EBITDA	$64,853	$53,936	$121,733	$102,462
Less:
Interest expense, net (3)	5,320	5,031	10,722	10,069
Depreciation and accretion expense (3)	19,234	15,459	37,236	31,328
Adjusted pre-tax income	40,299	33,446	73,775	61,065
Income tax expense (5)	12,895	11,706	23,607	21,373
Adjusted Net Income	$27,404	$21,740	$50,168	$39,692

Adjusted Net Income per share	$0.62	$0.49	$1.13	$0.90
Adjusted Net Income per diluted share	$0.61	$0.49	$1.12	$0.89

Weighted average shares outstanding - basic	44,324,747	44,394,230	44,270,363	44,321,069
Weighted average shares outstanding - diluted	44,830,978	44,615,021	44,800,298	44,547,851

_______________

(1)	2014 amounts include non-recurring settlement gain of $4.8 million.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s 51% ownership interest in the Adjusted EBITDA of its Mexico subsidiary.
(3)	Amounts exclude 49% of the expenses incurred by the Company’s Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.
(4)

Acquisition-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs,  including contract termination costs, related to acquisitions.

(5)

Calculated using the Company’s estimated long-term, cross-jurisdictional effective cash tax rate of 32%  for the six months ended June  30, 2014 and 35%  through June, 30, 2013. The change in the estimated non-GAAP tax rate is attributable to an increased portion of the Company’s consolidated earnings occurring in lower tax rate jurisdictions.

Calculation of Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Cash provided by operating activities	$42,352	$38,974	$56,871	$80,354
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(25,041)	(13,918)	(41,753)	(29,855)
Free cash flow	$17,311	$25,056	$15,118	$50,499

_______________

(1)	Free cash flow for the six months ended June 30, 2013 included the collection of a $13.4 million insurance receivable.

Liquidity and Capital Resources

Overview

As of June 30, 2014, we had $61.4 million in cash and cash equivalents on hand and $474.2 million in outstanding long-term debt.

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

We believe that our cash on hand and our current bank credit facilities will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months.  We expect to fund our working capital needs from cash flows generated from our operations and borrowings under our revolving credit facility, to the extent needed.  As we expect to continue to generate positive free cash flow in 2014 and beyond, we expect to repay the amounts outstanding under our revolving credit facility absent any acquisitions. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $56.9 million for the six months ended June 30, 2014 as compared to $80.4 million during the same period in 2013.  The year over year decrease in net cash provided by operating activities is attributable to the collection of a $13.4 million insurance receivable in the first quarter of 2013 and certain working capital increases that are not expected to continue.

Investing Activities

Net cash used in investing activities totaled $50.6 million for the six months ended June 30, 2014, compared to $59.5 million during the same period in 2013.  The decrease in net cash used in investing activities is primarily the result of increased capital additions due to organic growth projects, offset with a decrease in acquisition expenditures in 2014.

Anticipated Future Capital Expenditures.  We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in Recent Events and Trends – Capital Investments.  We currently expect that our capital expenditures for the remainder of 2014 will total approximately $64 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts, to deploy ATMs at new merchant locations, for technology upgrades and compliance purposes and to enhance our existing devices with additional functionalities.  We expect such expenditures to be funded primarily through cash generated from our operations.  In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise.  Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility or other financing sources that may be available to us.

Welch ATM Acquisition.  On July 21, 2014, we announced a definitive agreement to acquire the Welch ATM business for cash purchase consideration (to be paid at closing) of approximately $160.0 million.  The completion of the transaction is subject to regulatory approvals established by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as the satisfaction of other customary closing conditions.  The Company anticipates that the transaction will be completed during the third quarter of 2014.

Financing Activities

Net cash used in financing activities totaled $31.7 million and $12.5 million for the six months ended June 30, 2014 2013 respectively.  During the six months ended June 30, 2014, we repurchased $20.6 million of outstanding senior subordinated notes and repurchased $6.1 million in capital stock associated with the surrender of shares by employees to satisfy their personal income tax obligations.

Financing Facilities

As of June 30, 2014, we had approximately $474.2 million in outstanding long-term debt, which was primarily comprised of: (1) $287.5 million of convertible notes of which $221.0 million was recorded on our balance sheet net of the unamortized note discount, (2) $179.4 million of 8.25% senior subordinated notes due September 2018, (3) $73.2 million in borrowings under our revolving credit facility, and (4) $0.6 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility.  As of June 30, 2014, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This revolving credit facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the credit agreement governing the revolving credit facility) and can be increased to up to $500.0 million under certain conditions and subject to additional commitments from the lender group.  The revolving credit facility has an expiration date of April 2019.

Borrowings under our revolving credit facility accrue interest at a variable rate based upon our Total Net Leverage Ratio (as defined in the credit agreement) and the Alternate Base Rate (as defined in the credit agreement) or the Adjusted LIBO Rate (as defined in the credit agreement) at our option. Additionally, we are required to pay a commitment fee on the unused portion of the revolving credit facility. Substantially all of our domestic assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our first-tier foreign subsidiaries, are pledged to secure borrowings made under the revolving credit facility. Furthermore, each of our material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of our obligations under the revolving credit facility. There are currently no restrictions on the ability of our wholly-owned subsidiaries to declare and pay dividends directly to us.

The primary restrictive covenants within the credit agreement governing our revolving credit facility include (1) limitations on the amount of senior secured net debt and total net debt that we can have outstanding at any given point in time and (2) the maintenance of a set ratio of earnings to fixed charges, as computed quarterly on a trailing 12-month basis, adjusted for the pro forma effect of acquisitions. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the credit agreement; however, we may generally make restricted payments so long as no event of default has occurred and is continuing and the total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of June 30, 2014, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.2%. Additionally, as of June 30, 2014, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.  As of June 30, 2014, we had approximately $299.7 million in available borrowing capacity under the $375.0 million revolving credit facility.

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

Senior Subordinated Notes due 2018. In August 2010, we issued $200.0 million of notes due 2018 (“2018 Notes”).    The 2018 Notes  are subordinate to borrowings made under the revolving credit facility and carry an 8.25% senior subordinated coupon.  Interest is paid semi-annually in arrears on March 1st and September 1st of each year.  The 2018 Notes, which are guaranteed by all of our 100% owned domestic subsidiaries, contain no maintenance covenants and only limited incurrence covenants, under which we have considerable flexibility.  Pursuant to the terms of the indenture, we are limited on the amount of restricted payments including dividends that we can make.  These limitations are generally governed by a fixed charge ratio incurrence test and an overall restricted payments basket.  During the six months ended June 30, 2014, we made open market repurchases for $20.6 million of the principal amount of these the 2018 Notes and subsequently cancelled the acquired notes.  In July 2014, we announced a tender offer for the remainder of our outstanding 2018 Notes ($179.4 million) to be funded with proceeds from a new senior note issuance (see further discussion in the paragraph that follows).  For any 2018 Notes not tendered, we intend to call any remaining notes outstanding during the third quarter such that all remaining 2018 will be fully retired.

Senior Notes due 2022. In July 2014, we completed a private offering of $250.0 million of 5.125% senior notes due 2022.  The majority of the net proceeds from this offering will fund the Company’s pending tender offer and consent solicitation of the Company’s 8.25% senior subordinated notes due 2018.  The remainder of the net proceeds will be used for general corporate purposes, including acquisitions.

As of June 30, 2014, we were in compliance with all applicable covenants required under the 2018 Notes.

Other Borrowing Facilities

•

Cardtronics Mexico equipment financing agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which four agreements have remaining balances as of June 30, 2014. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 9.79%, were utilized for the purchase of ATMs to support the growth in our Mexico operations.  As of June 30, 2014,  approximately $8.0 million pesos ($0.6 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico).  As of June 30, 2014, the total amount of these guarantees was $4.1 million pesos ($0.3 million U.S.).

•

Cardtronics U.K. overdraft facility. Cardtronics U.K. has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of June 30, 2014) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our U.K. operations.  The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility discussed above.  As of June 30, 2014, there were no amounts outstanding under the overdraft facility.

New Accounting Standards

See Part I Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 17 New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2013 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2014, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,250	2.98%	July 1, 2014 – December 31, 2014
$1,300	2.84%	January 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our average outstanding vault cash balances for the quarter ended June 30, 2014, (as we are invoiced monthly by the vault cash provider based on average balance outstanding) and assuming a 100 basis point increase in interest rates:

	Average Vault Cash Balance for the Quarter Ended June 30, 2014			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,833.4	$1,833.4		$18.3	$18.3		$5.8	$5.8
United Kingdom		£460.1	774.1		£4.6	7.7		£4.6	7.7
Germany		€45.0	61.7		€0.5	0.6		€0.5	0.6
Mexico	p$	96.9	7.5	p$	1.0	0.1	p$	1.0	0.1
Canada	c$	77.3	70.8	c$	0.8	0.7	c$	0.8	0.7
Total			$2,747.5			$27.4			$14.9

The table above does not reflect our ability to contractually pass on higher vault cash interest expense to certain of our merchants and financial institution partners, a portion of whom we have contractual rights to adjust payments to and from in the event of higher vault cash interest rates.  Our sensitivity to changes in interest rates in the U.K. is somewhat mitigated by the interchange rate setting methodology that impacts the majority of our U.K. interchange revenue.  Effectively, the interest rates and cash costs from two years prior is considered for determining the interchange rate (e.g. interest rates and other costs from 2012 are considered for determining the 2014 interchange rate).  As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with a lag.  We expect some growth in outstanding vault cash balances as a result of expected future business growth, and we may continue to seek ways to mitigate our exposure to floating interest rates by engaging in additional interest rate swaps in the future.

As of June 30, 2014, we had a net liability of $65.8 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Due to our determination that net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of June 30, 2014, we did not have any outstanding derivative financial instruments to hedge our variable interest rate exposure in the U.K., Mexico, Germany or Canada.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $73.2 million outstanding under our revolving credit facility as of June 30, 2014, an increase of 100 basis points in the underlying interest rate would have had a $0.4 million impact on our interest expense in the six months then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. As of June 30, 2014, this accumulated translation loss totaled approximately $14.3 million compared to approximately $18.4 million as of December 31, 2013.

Our consolidated financial results were not materially impacted by the change in value of the British pound, Euro, Mexican peso, or Canadian dollar relative to the U.S. dollar during the three months ended June 30, 2014 compared to the prior year period. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Canadian dollar or Mexican peso the effect upon our consolidated operating income would have been immaterial for the six months ended June 30, 2014.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of June 30, 2014, the intercompany payable balance from our U.K. operations to our U.S. parent company denominated in U.S. dollars totaled $102.4 million, of which $95.7 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of June 30, 2014, the effect upon our Consolidated Statements of Operations would be approximately $9.5 million.  However, we manage the majority of this risk by borrowing in British pounds through the third-party credit facility in our U.S. operations. This structure effectively manages our foreign currency exposure of these short-term designated intercompany balances as currency gains or losses in the intercompany borrowings are largely offset by currency gains or losses on our third party borrowings.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2014:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of a Publicly	that may Yet be Purchased
Period	Shares Purchased (1)	Paid Per Share (2)	Announced Plan or Program	Under the Plan or Program (3)
April 1 – 30, 2014	149	$36.72	—	$—
May 1 – 31, 2014	578	$31.35	—	$—
June 1 – 30, 2014	1,540	$31.01	—	$—

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

0

CARDTRONICS, INC.

July 30, 2014	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

July 30, 2014	/s/ E. Brad Conrad
E. Brad Conrad
Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Each exhibit identified below is part of this Form 10-Q.

Exhibit Number	Description
3.1

Fourth Amended and Restated Certificate of Incorporation of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on May 23, 2014, SEC File No. 001-33864).

3.2

Fourth Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed by Cardtronics, Inc. on May 23, 2014, SEC File No. 001-33864).

10.1†

Cardtronics, Inc. 2014 Annual Pool Allocation Plan (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on April 2, 2014, SEC File No. 001-33864).

10.2†

Cardtronics, Inc. Annual Executive Cash Incentive Plan (incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on April 2, 2014, SEC File No. 001-33864).

10.3†	Cardtronics, Inc. Long Term Incentive plan (incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by Cardtronics, Inc. on April 2, 2014, SEC File No. 001-33864).
10.4†

Second Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Appendix C of the Definitive Proxy Statement filed by Cardtronics, Inc. on April 10, 2014, SEC File No. 001-33864)

10.5*

Amended and Restated Credit Agreement, dated April 24, 2014, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, Bank of America, N.A., as Syndication Agent and Wells Fargo Bank, N.A. as Documentation Agent.

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