Form 10-Q
period 2014-09-30
CARDTRONICS INC
filed 2014-10-29
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on October 27, 2014: 44,523,555

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,861	$86,939
Accounts and notes receivable, net of allowance of $817 and $571 as of September 30, 2014 and December 31, 2013, respectively	63,601	58,274
Inventory, net	5,859	5,302
Restricted cash	16,207	14,896
Current portion of deferred tax asset, net	20,731	21,202
Prepaid expenses, deferred costs, and other current assets	31,828	20,159
Total current assets	279,087	206,772
Property and equipment, net	286,007	270,966
Intangible assets, net	135,290	155,276
Goodwill	400,974	404,491
Deferred tax asset, net	11,644	9,680
Prepaid expenses, deferred costs, and other noncurrent assets	8,355	9,018
Total assets	$1,121,357	$1,056,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$302	$1,289
Current portion of other long-term liabilities	35,591	35,597
Accounts payable	25,497	38,981
Accrued liabilities	130,826	137,776
Current portion of deferred tax liability, net	—	1,152
Total current liabilities	192,216	214,795
Long-term liabilities:
Long-term debt	541,349	489,225
Asset retirement obligations	58,598	60,665
Deferred tax liability, net	11,883	5,668
Other long-term liabilities	28,806	38,736
Total liabilities	832,852	809,089

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 51,543,235 and 51,207,849 shares issued as of September 30, 2014 and December 31, 2013, respectively; 44,521,555 and 44,375,952 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	345,037	330,862
Accumulated other comprehensive loss, net	(69,576)	(72,954)
Retained earnings	113,304	81,677
Treasury stock: 7,021,680 and 6,831,897 shares at cost as of September 30, 2014 and December 31, 2013, respectively	(97,363)	(90,679)
Total parent stockholders’ equity	291,407	248,911
Noncontrolling interests	(2,902)	(1,797)
Total stockholders’ equity	288,505	247,114
Total liabilities and stockholders’ equity	$1,121,357	$1,056,203

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
ATM operating revenues	$256,779	$222,678	$746,970	$619,637
ATM product sales and other revenues	9,068	6,141	23,978	14,904
Total revenues	265,847	228,819	770,948	634,541
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1)	167,306	154,319	490,445	417,361
Cost of ATM product sales and other revenues	8,872	5,950	23,436	14,307
Total cost of revenues	176,178	160,269	513,881	431,668
Gross profit	89,669	68,550	257,067	202,873
Operating expenses:
Selling, general, and administrative expenses	27,683	21,073	80,136	58,994
Acquisition-related expenses	2,299	3,536	13,028	7,542
Depreciation and accretion expense	18,949	16,890	56,892	49,056
Amortization of intangible assets	7,965	7,998	24,647	19,827
Loss on disposal of assets	1,078	109	1,662	469
Total operating expenses	57,974	49,606	176,365	135,888
Income from operations	31,695	18,944	80,702	66,985
Other expense (income):
Interest expense, net	5,423	5,445	16,167	15,570
Amortization of deferred financing costs and note discount	4,895	275	10,342	735
Redemption costs for early extinguishment of debt	7,722	—	9,075	—
Other expense (income)	1,665	(559)	(3,565)	(3,030)
Total other expense	19,705	5,161	32,019	13,275
Income before income taxes	11,990	13,783	48,683	53,710
Income tax expense	4,397	22,765	18,185	38,779
Net income (loss)	7,593	(8,982)	30,498	14,931
Net loss attributable to noncontrolling interests	(471)	(574)	(1,120)	(1,418)
Net income (loss) attributable to controlling interests and available to common stockholders	$8,064	$(8,408)	$31,618	$16,349

Net income (loss) per common share – basic	$0.18	$(0.19)	$0.71	$0.36
Net income (loss) per common share – diluted	$0.18	$(0.19)	$0.70	$0.36

Weighted average shares outstanding – basic	44,370,460	44,477,023	44,304,092	44,373,627
Weighted average shares outstanding – diluted	44,903,657	44,477,023	44,830,780	44,593,624

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$7,593	$(8,982)	$30,498	$14,931
Unrealized gains (losses) on interest rate swap contracts, net of deferred income tax expense (benefit) of $4,968 and $(1,728) for the three months ended September 30, 2014 and 2013, respectively, and $4,875 and $12,253 for the nine months ended September 30, 2014 and 2013, respectively	7,687	(2,861)	7,307	20,390
Foreign currency translation adjustments	(8,098)	8,919	(3,929)	4,382
Other comprehensive (loss) income	(411)	6,058	3,378	24,772
Total comprehensive income (loss)	7,182	(2,924)	33,876	39,703
Less: comprehensive loss attributable to noncontrolling interests	(421)	(568)	(1,085)	(1,387)
Comprehensive income (loss) attributable to controlling interests	$7,603	$(2,356)	$34,961	$41,090

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$30,498	$14,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	81,539	68,883
Amortization of deferred financing costs and note discount	10,342	735
Stock-based compensation expense	11,485	8,915
Deferred income taxes	(1,811)	15,663
Loss on disposal of assets	1,662	469
Other reserves and non-cash items	9,911	3,703
Changes in assets and liabilities:
Increase in accounts and note receivable, net	(7,603)	(2,949)
(Increase) decrease in prepaid, deferred costs, and other current assets	(8,073)	14,037
Increase in inventory	(2,817)	(1,061)
Decrease (increase) in other assets	714	(1,497)
(Decrease) increase in accounts payable	(11,536)	1,081
(Decrease) increase in accrued liabilities	(7,351)	5,567
Decrease in other liabilities	(3,900)	(6,002)
Net cash provided by operating activities	103,060	122,475

Cash flows from investing activities:
Additions to property and equipment	(63,169)	(41,708)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(1,909)	(3,894)
Acquisitions, net of cash acquired	(8,803)	(186,964)
Net cash used in investing activities	(73,881)	(232,566)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	250,000	275,977
Repayments of long-term debt and capital leases	(204,431)	(176,879)
Repayments of borrowings under bank overdraft facility, net	(1,402)	—
Debt issuance, modification and redemption costs	(14,750)	(761)
Payment of contingent consideration	(516)	(750)
Proceeds from exercises of stock options	331	2,060
Excess tax benefit from stock-based compensation expense	3,084	17,867
Repurchase of capital stock	(6,684)	(3,917)
Net cash provided by financing activities	25,632	113,597

Effect of exchange rate changes on cash	(889)	1,189
Net increase in cash and cash equivalents	53,922	4,695

Cash and cash equivalents as of beginning of period	86,939	13,861
Cash and cash equivalents as of end of period	$140,861	$18,556

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$19,170	$19,662
Cash paid for income taxes	$23,360	$3,845

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of September 30, 2014, the Company provided services to over 85,000 devices across its portfolio, which included approximately 67,000 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 12,300 devices throughout the United Kingdom ("U.K."), approximately 900 devices throughout Germany, approximately 2,600 devices throughout Canada, and approximately 2,200 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 85,000 devices are approximately 15,500 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including Citibank, N.A., JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., PNC Bank, N.A., Frost Bank, The Bank of Nova Scotia (“Scotiabank”) in Canada, Mexico, and Puerto Rico, and Grupo Financiero Banorte, S.A. de C.V. in Mexico. As of September 30, 2014, approximately 22,000 of the Company’s devices were under contract with financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. Allpoint includes a majority of the Company’s ATMs in the U.S., U.K., and Mexico, and approximately a quarter of the Company’s ATMs in Canada. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

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

The financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. The Consolidated Balance Sheet as of December 31, 2013 was derived from the audited balance sheet filed in the 2013 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. Certain balances have been reclassified in the December 31, 2013 audited financial statements to present information consistently between periods. During the three and nine months ended September 30, 2014, the Company changed its accounting policy related to the presentation of certain upfront merchant payments by reclassifying such payments from Intangible assets, net to the Prepaid expenses, deferred costs, and other noncurrent assets line item on the Consolidated Balance Sheet. Prior period amounts have been reclassified to conform to this presentation. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (51.0%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), thus this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$15,926	$14,846	$47,781	$42,982
Amortization of intangible assets	7,965	7,998	24,647	19,827
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$23,891	$22,844	$72,428	$62,809

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

Pro Forma Results of Operations

The following table presents the unaudited pro forma combined results of operations of the Company and the acquired Cardpoint portfolios for the three and nine months ended September 30, 2013, after giving effect to certain pro forma adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, and (iii) interest expense adjustment for historical long-term debt of Cardpoint that was repaid and interest expense on additional borrowings by the Company to fund the acquisition.

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands, excluding per share amounts)
Total revenues	$228,819	$239,423	$634,541	$697,017
Net income (loss) attributable to controlling interests and available to common stockholders	(8,408)	(8,620)	16,349	16,754

Earnings (loss) per share – basic	$(0.19)	$(0.19)	$0.36	$0.37
Earnings (loss) per share – diluted	$(0.19)	$(0.19)	$0.36	$0.37

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

Other Acquisitions

On February 6, 2014, the Company acquired the majority of the assets of Automated Financial, LLC (“Automated Financial”), an Arizona-based provider of ATM services to approximately 2,100 ATMs consisting primarily of merchant-owned ATMs. The Automated Financial acquisition did not have a material effect on the Company's consolidated results of operations during the three and nine months ended September 30, 2014.

On September 2, 2014, the Company announced the acquisition of Sunwin Services Group ("SSG"), a subsidiary of the Co-operative Group (“Co-op”). SSG's primary business is providing secure cash logistics and ATM maintenance to the Co-op Food ATM estate.  This acquisition is subject to the satisfaction of certain closing conditions and is expected to close in the fourth quarter of 2014.

On October 6, 2014, the Company acquired all of the assets of Welch ATM (“Welch”), an Illinois-based provider of ATM services to approximately 26,000 ATMs. The Company will include the financial results of Welch from the date of acquisition in its consolidated statement of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of ATM operating revenues	$337	$239	$904	$651
Selling, general, and administrative expenses	4,231	2,932	10,581	8,264
Total stock-based compensation expense	$4,568	$3,171	$11,485	$8,915

All grants during the periods above were made under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Stock Incentive Plan").

Restricted Stock Awards.  The number of the Company's outstanding Restricted Stock Awards (“RSAs”) as of September 30, 2014, and changes during the nine months ended September 30, 2014, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2014	375,498	$18.42
Granted	—	$—
Vested	(235,456)	$14.71
Forfeited	(18,164)	$27.26
RSAs outstanding as of September 30, 2014	121,878	$24.27

As of September 30, 2014, the unrecognized compensation expense associated with all outstanding RSAs was approximately $1.7 million, which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 1.9 years.

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

The number of the Company's non-vested RSUs as of September 30, 2014, and changes during the nine months ended September 30, 2014, are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2014	733,235	$25.26
Granted	405,687	$31.82
Vested	(289,794)	$23.43
Forfeited	(56,257)	$27.93
Non-vested RSUs as of September 30, 2014	792,871	$29.09

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2014 but not yet earned are not included, however, the Time-RSUs are included as granted.

As of September 30, 2014, the unrecognized compensation expense associated with earned RSUs was approximately $10.2 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted-average vesting period of approximately 2.19 years.

Options.  The number of the Company's outstanding stock options as of  September 30, 2014, and changes during the nine months ended September 30, 2014, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2014	280,175	$9.66
Exercised	(45,592)	$7.24
Forfeited	—	$—
Cancelled	(3,716)	$0.03
Options outstanding as of September 30, 2014	230,867	$10.29

Options vested and exercisable as of September 30, 2014	230,867	$10.29

As of September 30, 2014, the Company had no unrecognized compensation expense associated with outstanding options.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and nine months ended September 30, 2014 and 2013 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.  The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s convertible notes were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its convertible notes was also excluded, as the effect is anti-dilutive.

Additionally, the shares of restricted stock issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and nine months ended September 30, 2014 and 2013 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Loss	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income (loss) attributable to controlling interests and available to common stockholders	$8,064			$(8,408)
Less: Undistributed earnings allocated to unvested RSAs	(23)			—
Net income (loss) available to common stockholders	$8,041	44,370,460	$0.18	$(8,408)	44,477,023	$(0.19)
Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$23
Stock options added to the denominator under the treasury stock method		114,872
RSUs added to the denominator under the treasury stock method		418,325
Less: Undistributed earnings reallocated to RSAs	(23)
Net income (loss) available to common stockholders and assumed conversions	$8,041	44,903,657	$0.18	$(8,408)	44,477,023	$(0.19)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$31,618			$16,349
Less: Undistributed earnings allocated to unvested restricted shares	(120)			(449)
Net income available to common stockholders	$31,498	44,304,092	$0.71	$15,900	44,373,627	$0.36

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$120			$449
Stock options added to the denominator under the treasury stock method		123,743			219,997
RSUs added to the denominator under the treasury stock method		402,945
Less: Undistributed earnings reallocated to restricted shares	(119)			(447)
Net income available to common stockholders and assumed conversions	$31,499	44,830,780	$0.70	$15,902	44,593,624	$0.36

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock of 54,161 and 68,665 shares for the three and nine months ended September 30, 2014, respectively, and 492,376 shares for the nine months ended September 30, 2013.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of accumulated other comprehensive loss, net for the three and nine months ended September 30, 2014:

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of July 1, 2014	$(14,267)	$(54,898)	(1)	$(69,165)

Other comprehensive loss before reclassification	(8,098)	(1,247)	(2)	(9,345)
Amounts reclassified from accumulated other comprehensive loss, net	—	8,934	(2)	8,934
Net current period other comprehensive (loss) income	(8,098)	7,687		(411)
Total accumulated other comprehensive loss, net as of September 30, 2014	$(22,365)	$(47,211)	(1)	$(69,576)

(1)	Net of deferred income tax benefit of $5,954 and $10,922 as of September 30, 2014 and July 1, 2014, respectively.
(2)

Net of deferred income tax (benefit) expense of $(806) and $5,774 for Other Comprehensive Income (Loss) before reclassification and amounts reclassified from Accumulated other comprehensive loss, net, respectively. See Note 11, Derivative Financial Instruments.

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts	Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2014	$(18,436)	$(54,518)	(1)	$(72,954)

Other comprehensive loss before reclassification	(3,929)	(19,219)	(2)	(23,148)
Amounts reclassified from accumulated other comprehensive loss, net	—	26,526	(2)	26,526
Net current period other comprehensive (loss) income	(3,929)	7,307		3,378
Total accumulated other comprehensive loss, net as of September 30, 2014	$(22,365)	$(47,211)	(1)	$(69,576)

____________

(1)	Net of deferred income tax benefit of $5,954 and $10,829 as of September 30, 2014 and January 1, 2014, respectively.
(2)

Net of deferred income tax (benefit) expense of ($12,822) and $17,697 for Other Comprehensive Income (Loss) before reclassification and amounts reclassified from Accumulated other comprehensive loss, net, respectively. See Note 11, Derivative Financial Instruments.

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

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as well as the changes in the net carrying amounts for the nine months ended September 30, 2014, by segment:

	Goodwill
	U.S.	Europe (1)	Other International (2)	Total
	(In thousands)
Balance as of January 1, 2014:
Gross balance	$288,439	$162,763	$3,292	$454,494
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$288,439	$112,760	$3,292	$404,491

Acquisitions	6,623	—	—	6,623
Purchase price adjustments	(1,493)	(6,334)	—	(7,827)
Foreign currency translation adjustments	—	(2,210)	(103)	(2,313)

Balance as of September 30, 2014:
Gross balance	$293,569	$154,219	$3,189	$450,977
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$293,569	$104,216	$3,189	$400,974

____________

(1)	The Europe segment is comprised of the Company’s operations in the U.K. and Germany.
(2)	The Other International segment is comprised of the Company’s operations in Mexico and Canada.

	Trade Name: indefinite-lived
	U.S.	Europe	Total
	(In thousands)
Balance as of January 1, 2014:	$200	$560	$760
Foreign currency translation adjustments	—	(8)	(8)
Balance as of September 30, 2014	$200	$552	$752

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	September 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$294,452	$(183,993)	$110,459	$291,392	$(162,775)	$128,617
Deferred financing costs	16,260	(5,332)	10,928	15,038	(5,466)	9,572
Non-compete agreements	4,125	(3,370)	755	4,075	(2,437)	1,638
Technology	2,819	(1,740)	1,079	2,827	(775)	2,052
Trade name: definite-lived	12,854	(1,537)	11,317	13,164	(527)	12,637
Total	$330,510	$(195,972)	$134,538	$326,496	$(171,980)	$154,516

(7) Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Accrued merchant fees	$41,108	$32,619
Accrued merchant settlement	12,906	17,365
Accrued compensation	12,627	12,501
Accrued taxes	8,149	23,033
Accrued cash management fees	7,266	4,570
Accrued maintenance	6,624	5,186
Accrued armored	6,099	5,271
Accrued interest	3,416	6,140
Accrued purchases	2,918	2,392
Accrued interest on interest rate swaps	2,915	2,211
Accrued telecommunications costs	1,829	1,682
Accrued processing costs	1,403	939
Other accrued expenses	23,566	23,867
Total	$130,826	$137,776

(8) Long-Term Debt

The Company's long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.1% and 2.5% as of September 30, 2014 and December 31, 2013, respectively)	68,204	72,547
8.25% Senior subordinated notes due September 2018	$—	$200,000
5.125% Senior notes due August 2022	250,000	—
1.00% Convertible senior notes due December 2020, net of discount	223,145	216,635
Equipment financing notes	302	1,332
Total	541,651	490,514
Less: current portion	302	1,289
Total long-term debt, excluding current portion	$541,349	$489,225

Revolving Credit Facility

On April 24, 2014, the Company entered into an amended and restated credit agreement (the “Credit Agreement”).  The Credit Agreement provides for a $375.0 million revolving credit facility and includes an accordion feature that will allow the Company to increase the available borrowings under the revolving credit facility to $500.0 million, subject to the approval of one or more existing lenders or one or more lenders that become party to the Credit Agreement.  In addition, the revolving credit facility includes a sub-limit of up to $30.0 million for letters of credit, a sub-limit of up to $25.0 million for swingline loans and a sub-limit of up to the equivalent amount of $125.0 million for loans in currencies other than U.S. Dollars.  The revolving credit facility has a termination date of April 2019.

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at the Company’s option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement).  The margin for Alternative Base Rate loans varies between 0% to 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% to 2.25%. Swingline loans bear interest at the Alternate Base Rate plus a margin as described above. The alternative currency loans bear interest at the Adjusted LIBO Rate as described above.  Substantially all of the Company’s domestic assets, including the stock of its wholly-owned domestic subsidiaries and 66% of the stock of the Company’s first-tier foreign subsidiaries, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. Additionally, no more than 40% of the Company’s Consolidated Adjusted EBITDA (as defined in the Credit Agreement) or the book value of the aggregate consolidated assets may be attributable to restricted subsidiaries that are not guarantors under the Credit Agreement.  There are currently no restrictions on the ability of the Company’s subsidiaries to declare and pay dividends to the Company.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the credit facility require the Company to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00; (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00; and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no more than 1.50 to 1. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, the Company may generally make restricted payments so long as no event of default has occurred and is continuing and the total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of September 30, 2014, the Company was in compliance with all applicable covenants and ratios under the Credit Agreement.

As of September 30, 2014, $68.2 million was outstanding under the revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the revolving credit facility.

As of September 30, 2014, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $304.7 million.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

During the nine months ended September 30, 2014, the Company repurchased $20.6 million of its 8.250% senior subordinated notes due 2018 (the “2018 Notes”) in the open market.  In addition, the Company received tenders and consents from the holders of $64.0 million of the 2018 Notes pursuant to a cash tender offer.  Pursuant to the terms of the indenture governing the 2018 Notes, the Company redeemed the remaining $115.4 million of 2018 Notes outstanding on September 2, 2014 at a price of 104.125% and effectively retired all of the outstanding 2018 Notes.

In connection with the early extinguishment of the 2018 Notes, the Company recorded a  $3.9 million pre-tax charge during the nine months ended September 30, 2014 to write off the unamortized deferred financing costs associated with the 2018 Notes, which are included in the Amortization of deferred financing costs and note discount line item in the accompanying Consolidated Statements of Operations. Additionally, the Company recorded a $9.1 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations in the nine months ended September 30, 2014.

$287.5 Million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, the Company issued $250.0 million of 1.00% convertible senior notes due December 2020 (the "Convertible Notes") at par value. The Company also granted to the initial purchasers the option to purchase, during the 13 day period following the issuance of the notes, up to an additional $37.5 million of Convertible Notes (the “Over-allotment Option”). The initial purchasers exercised the Over-allotment Option on November 21, 2013. The Company received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and a repurchase of 665,994 shares of its outstanding common stock concurrent with the offering. The Company used a portion of the net proceeds from the offering to fund the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into with the initial purchasers on November 19, 2013, concurrent with the pricing of the Convertible Notes, and on November 21, 2013, concurrent with the exercise of the Over-allotment Option. The Company pays interest semi-annually (payable in arrears) on June 1st and December 1st of each year. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 million and the fair value of the embedded option was $71.7 million as of the issuance date. The Company recognizes effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponded to the Company’s estimated conventional debt instrument borrowing rate at the date of issuance.

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

As of September 30, 2014, none of the contingent conversion thresholds described above were met in order for the Convertible Notes to be convertible at the option of the note holders. As a result, the Convertible Notes have been classified as a noncurrent liability on the Company’s Consolidated Balance Sheets at September 30, 2014. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

Interest expense related to the Convertible Notes for the three and nine months ended September 30, 2014 and 2013, consisted of the following:

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash interest per contractual coupon rate	$719	$—
Amortization of note discount	2,195	—
Amortization of deferred financing costs	133	—
Total interest expense related to Convertible Notes	$3,047	$—

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash interest per contractual coupon rate	$2,156	$—
Amortization of note discount	6,510	—
Amortization of deferred financing costs	387	—
Total interest expense related to Convertible Notes	$9,053	$—

The carrying value of the Convertible Notes consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Principal balance	$287,500	$287,500
Discount, net of accumulated amortization	(64,355)	(70,865)
Net carrying amount of Convertible Notes	$223,145	$216,635

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, the Company purchased call options granting the Company the right to acquire up to approximately 5.5 million shares of its common stock with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. The Company also sold to the initial purchasers warrants to acquire up to approximately 5.5 million shares of its common stock with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, the Company’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, the Company would be required to issue additional shares of its common stock to the warrant holders. The amounts allocated to both the note hedge and warrants were recorded in Stockholders’ Equity, within the Additional paid-in capital line item.

$250.0 Million 5.125% Senior Notes Due 2022

 On July 28, 2014, the Company issued $250.0 million in aggregate principal amount  of 5.125% senior notes due 2022  (the “2022 Notes”) pursuant to an indenture dated  July 28, 2014 (the “Indenture”) among the Company, its subsidiary guarantors (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee.    Interest on the 2022 Notes is payable semi-annually in cash in arrears on February  1 and August 1 of each year, commencing on February 1, 2015. The net proceeds from the 2022 Notes were used to repurchase and redeem all of the outstanding 2018 Notes (as discussed above) and for general corporate purposes.

The 2022 Notes and Guarantees (as defined in the Indenture) rank (i) equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior indebtedness, (ii) effectively junior to secured debt to the extent of the collateral securing such debt, including debt under the Company’s revolving credit facility and (iii) structurally junior to existing and future indebtedness of the Company’s non-guarantor subsidiaries. The 2022 Notes and Guarantees rank senior in right of payment to any of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

The 2022 Notes contain covenants that, among other things, limit the Company’s ability and the ability of certain of its restricted subsidiaries to incur or guarantee additional indebtedness; make certain investments or pay dividends or distributions on the Company’s capital stock or repurchase capital stock or make certain other restricted payments; consolidate or merge with or into other companies; conduct asset sales; restrict dividends or other payments by restricted subsidiaries; engage in transactions with affiliates or related persons; and create liens.

In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under its 2022 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s immaterial subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from the Guarantors by dividend or loan. None of the Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

The 2022 Notes are subject to certain automatic customary releases, including the sale, disposition, or transfer of the capital stock or substantially all of the assets of a Guarantor, designation of a Guarantor as unrestricted in accordance with the Indenture, exercise of the legal defeasance option or the covenant defeasance option, liquidation or dissolution of the Guarantor and a Guarantor ceasing to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Guarantors may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the Indenture.

Other Borrowing Facilities

Cardtronics Mexico Equipment Financing Agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which two agreements have outstanding balances as of September 30, 2014. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 9.74%, were utilized for the purchase of ATMs to support growth in the Company’s Mexico operations. As of September 30, 2014,  approximately $4.1 million pesos ($0.3 million U.S.) were outstanding under the agreements. Pursuant to the terms of the loan agreements, the Company has issued guarantees for 51.0% of the obligations under these agreements (consistent with its ownership percentage in Cardtronics Mexico). As of September 30, 2014, the total amount of these guarantees was $2.1 million pesos ($0.2 million U.S.).

Cardtronics U.K. Overdraft Facility.  Cardtronics U.K. has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of September 30, 2014) and is secured by a letter of credit posted under the Company’s revolving credit facility, is utilized for general corporate purposes for its U.K. operations.  The letter of credit the Company has posted that is associated with this overdraft facility reduces the available borrowing capacity under its corporate revolving credit facility discussed above.  As of September 30, 2014, there was $0.1 million outstanding on the overdraft facility.

(9) Asset Retirement Obligations

Asset retirement obligations consist primarily of estimated costs to deinstall the Company's ATMs and costs to restore the ATM sites to their original condition, which are estimated based on current market rates. In many of its agreements, the Company is contractually required to perform this deinstallation and restoration work. For each group of ATMs, the Company has recognized the fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis generally over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time.

The following table is a summary of the changes in the Company's asset retirement obligation liability for the nine months ended September 30, 2014 (in thousands):

Asset retirement obligation as of January 1, 2014	$63,831
Additional obligations	7,008
Accretion expense	2,510
Change in estimates	(7,965)
Payments	(2,855)
Foreign currency translation adjustments	(781)
Total Asset retirement obligation as of September 30, 2014	61,748
Less: current portion	3,150
Asset retirement obligation, excluding current portion	$58,598

See Note 12, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(10) Other Liabilities

Other liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$30,302	$31,069
Deferred revenue	1,789	1,315
Asset retirement obligations	3,150	3,166
Other	350	47
Total	$35,591	$35,597

Other Long-Term Liabilities:
Interest rate swaps	$22,857	$34,509
Deferred revenue	970	962
Other	4,979	3,265
Total	$28,806	$38,736

(11) Derivative Financial Instruments

Cash Flow Hedging Strategy

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company utilizes interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S. The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash rental obligations in the U.K., Mexico, Canada, or Germany, nor does it utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

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

The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,250	2.98%	October 1, 2014 – December 31, 2014
$1,300	2.84%	January 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018

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

Balance Sheet Data

	September 30, 2014		December 31, 2013
Liability Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$30,302	Current portion of other long-term liabilities	$31,069
Interest rate swap contracts	Other long-term liabilities	22,857	Other long-term liabilities	34,509
Total Derivatives		$53,159		$65,578

Statements of Operations Data

	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
	(In thousands)			(In thousands)
Interest rate swap contracts	$(1,247)	$(9,396)	Cost of ATM operating revenues	$(8,934)	$(6,535)

	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
	(In thousands)			(In thousands)
Interest rate swap contracts	$(19,219)	$1,096	Cost of ATM operating revenues	$(26,526)	$(19,294)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges.    The Company has not historically, and does not currently anticipate terminating its existing derivative instruments prior to their expiration dates. If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company's vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company's current interest rate swap contracts, any resulting gains or losses will be recognized within the Other expense (income) line item of the accompanying Consolidated Statements of Operations.

As of September 30, 2014, the Company expected to reclassify $30.3 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 12, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries and certain contracts that are denominated in foreign currency.  During September 2014, the Company entered into a foreign currency future contract to manage the foreign currency risk associated with the planned funding of the Company’s previously announced acquisition of SSG which is expected to be completed during the fourth quarter of 2014.  This foreign currency future contract has a notional purchase amount of £15.0 million and expires in October 2014.  Based on the nature of this arrangement, any gains or losses attributed to changes in fair value are reported in the Company’s earnings.  At September 30, 2014, the fair value of this contract was in a net liability position of $18 thousand.

(12) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2014 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.  An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$53,159	$—	$53,159	$—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$65,578	$—	$65,578	$—
Acquisition-related contingent consideration	575	—	—	575

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $53.2 million as of September 30, 2014. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 11, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

Acquisition-related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by the Company using a discounted cash flow model.  Acquisition-related contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, based on its best estimate of operational results upon which the payment of these obligations are contingent. Gains and losses related to the contingent consideration associated with acquisitions are included in other (income) expenses in the Company’s Consolidated Statements of Operations.  As of September 30, 2014, there were no significant acquisition-related contingent consideration liabilities outstanding.

Other Fair Value Disclosures

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

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the nine months ended September 30, 2014 and 2013 totaled $7.0 million and $20.7 million, respectively.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates.  As of September 30, 2014, the fair value of the Company's 2022 Notes and the Convertible Notes (see Note 8, Long-Term Debt)  totaled $246.9 million and $278.2 million, respectively, based on the quoted prices in markets that are not active (Level 2 input) for these notes as of that date.

(13) Commitments and Contingencies

Legal Matters

National Federation of the Blind. Through its acquisition of the E*Trade ATM portfolio, the Company became the sole defendant in the June 2003 lawsuit filed by the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. and certain individuals representing a class of similarly situated persons (the "Plaintiffs") against E*Trade Access, Inc., et al. in the U.S. District Court for the District of Massachusetts (“District Court”): Civil Action No. 03-11206-NMG (the “Lawsuit”).  The Plaintiffs sought to require, among other things, that ATMs deployed by E*Trade be voice-guided. In December 2007, the Company and Plaintiffs entered into a settlement agreement (as modified in November 2010, the "Settlement Agreement").  In 2011, the Plaintiffs filed a motion of contempt with the District Court alleging that the Company had failed to fully comply with the requirements of the Settlement Agreement.  On December 15, 2011, the District Court issued an order that required the Company to bring all of its ATMs in compliance with the terms of the Settlement Agreement by March 15, 2012.  In August 2012, the Plaintiffs filed their second motion of contempt, which alleged, among other things, that the Company had failed to meet the District Court’s deadline and sought a fine of $50 per ATM for each month that the District Court determined the Company was not in compliance.

In March 2013, the District Court issued an order that stated that sanctions would be imposed, but did not specify what violations had occurred. In April 2013, the District Court appointed a Special Master to determine how many of the Company’s ATMs were not in compliance with the Settlement Agreement as of March 15, 2012 and to determine an appropriate sanction or fine for such compliance, if any.  Following his appointment, the Special Master met numerous times with all the parties, reviewed all matters thought relevant by him and in December 2013, filed under seal his Report and Recommendation with the District Court.  Thereafter, upon the request of all parties, the District Court has deferred taking any further action in order to allow the parties, under the guidance of the Special Master, to determine if they can agree to an amended and restated settlement agreement to resolve all outstanding issues.  The parties are continuing their negotiation of such a resolution.  The Company does not expect the outcome of this matter to have a material adverse effect upon its financial condition or results of operations.

Automated Transactions.    On August 16, 2010, a lawsuit was filed in the U.S. District Court for the District of Delaware (the “District Court”) entitled Automated Transactions LLC (“ATL”) v. IYG Holding Co., et al. 10 Civ. 0691 (D. Del.) (the "2010 Lawsuit"). The 2010 Lawsuit names the Company's wholly-owned subsidiary, Cardtronics USA, Inc. (“Cardtronics USA”), as one of the defendants. The 2010 Lawsuit alleges that Cardtronics USA and the other defendants infringed upon seven of the plaintiff's patents by providing retail transactions to consumers through their ATMs.  ATL is seeking a permanent injunction, damages, treble damages and costs, including attorney's fees and expenses. ATL is a non-practicing entity that has initiated dozens of similar lawsuits across the nation. The allegations raised by ATL in this suit are similar to the allegations made by ATL in an earlier suit (the "2006 Lawsuit") in the same District Court against us and other defendants, which prior allegations were rejected by the  District Court, whose decision was affirmed upon appeal by ATL.  Additionally, in January 2011, the U.S. Patent and Trademark Office Board of Patent Appeals and Interferences rejected on grounds of obviousness all claims relating to the underlying parent patent in both the 2006 and 2010 Lawsuits.

Notwithstanding these prior adverse decisions, ATL has continued initiating new patent infringement lawsuits across the country against primarily small financial institutions.  Upon motion by us and other similarly situated defendants, many of these cases have been consolidated in the same district court which rendered the adverse ruling in the 2006 Lawsuit against ATL.  The Company has always maintained that these ATL lawsuits have no merit, primarily because the asserted child patents have patent claims or limitations previously held invalid or not infringed by the U.S. Court of Appeals.  In June 2014, ATL unilaterally and without notice to us, filed a motion to dismiss with prejudice its right to sue us with respect to the claims asserted in the above cases.  Concurrently, ATL also filed a covenant not to sue the Company or the other defendants.  We have objected to ATL’s actions for several reasons, including our contention that their proposed covenant not to sue is too narrow.   In any event, the Company continues to believe that the remaining lawsuits will not have a material impact on its financial condition or results of operations and the Company will continue to vigorously defend its position.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $61.7 million accrued for these liabilities as of September 30, 2014. For additional information, see Note 9, Asset Retirement Obligations.

(14) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Income tax expense	$4,397	$22,765	$18,185	$38,779
Effective tax rate	36.7%	165.2%	37.4%	72.2%

The Company’s effective tax rates for the three months ended September 30, 2014 and September 30, 2013 were 36.7% and 165.2%, respectively.  The effective tax rate for the three months ended September 30, 2013 included a  $13.6 million charge related to certain non-deductible acquisition costs, operating losses in certain of the Company’s foreign operations for which it does not record a tax benefit, and an internal restructuring resulting in deferred tax assets that were no longer realizable and recapture of certain U.S. losses.

The Company assesses its deferred tax asset valuation allowance at the end of each reporting period.  The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence.  Based on the assessment at September 30, 2014, and the weight of all available evidence, management concluded that  maintaining the deferred tax asset valuation allowance for certain of its entities in the U.K. and Mexico was appropriate, as the Company currently believes that it is more likely than not that these tax assets will not be realized.  However, with recent increased profitability and increasing visibility into projected profitability in the U.K. along with plans to consolidate certain U.K. entities for operational purposes, the Company believes it is possible that the valuation allowance associated with certain U.K. entities could be partially or fully reversed in future periods.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the Accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of September 30, 2014, the Company's operations consisted of its U.S., Europe, and Other International segments.  The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment.  The Other International segment currently is comprised of the Company’s operations in Mexico and Canada.  While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Adjusted EBITDA	$66,590	$59,099	$188,323	$161,561
Less:
Loss on disposal of assets	1,078	109	1,662	469
Other expense (income) (1)	1,665	(559)	(3,565)	(3,030)
Noncontrolling interests	(428)	(474)	(1,192)	(1,429)
Stock-based compensation expense (2)	4,561	3,163	11,464	8,888
Acquisition-related expenses	2,299	3,536	13,028	7,542
Other adjustments to cost of ATM operating revenues (3)		8,359		8,359
Other adjustments to selling, general, and administrative expenses (4)	—	—	—	446
EBITDA	$57,415	$44,965	$166,926	$140,316
Less:
Interest expense, net, including amortization of deferred financing costs and note discount, and redemption cost for early extinguishment of debt	18,040	5,720	35,584	16,305
Income tax expense	4,397	22,765	18,185	38,779
Depreciation and accretion expense	18,949	16,890	56,892	49,056
Amortization of intangible assets	7,965	7,998	24,647	19,827
Net income (loss) attributable to controlling interests and available to common stockholders	$8,064	$(8,408)	$31,618	$16,349

____________

(1)	The nine months ended September 30, 2014 include a nonrecurring settlement gain of $4.8 million.
(2)	Amounts exclude 49% of the expenses incurred by the Company’s Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.
(3)

Adjustment to cost of ATM operating revenues for the three and nine months ended September 30, 2013 is related to a nonrecurring charge related to retroactive property taxes on certain ATM locations in the U.K.

(4)	Adjustment relates to severance-related costs associated with the management of the Company’s U.K. operations.

The following tables reflect certain financial information for each of the Company's reporting segments for the three and nine months ended September 30, 2014 and 2013

	Three Months Ended September 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$180,909	$73,653	$11,285	$—	$265,847
Intersegment revenues	4,308	376	20	(4,704)	—
Cost of revenues	121,068	50,414	9,125	(4,429)	176,178
Selling, general, and administrative expenses	21,660	5,305	718	—	27,683
Acquisition-related expenses	922	1,377	—	—	2,299
Loss on disposal of assets	955	62	61	—	1,078

Adjusted EBITDA	47,042	18,308	1,515	(275)	66,590

Depreciation and accretion expense	11,010	6,856	1,085	(2)	18,949
Amortization of intangible assets	5,170	2,623	172	—	7,965
Interest expense, net, including amortization of deferred financing costs and note discount	9,938	328	52	—	10,318
Redemption costs for early extinguishment of debt	7,722	—	—	—	7,722
Income tax expense	3,679	483	235	—	4,397

Capital expenditures (1)	$7,875	$10,915	$4,535	$—	$23,325

	Three Months Ended September 30, 2013
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$166,811	$51,498	$10,510	$—	$228,819
Intersegment revenues	1,763	37	15	(1,815)	—
Cost of revenues	108,857	44,254	8,965	(1,807)	160,269
Selling, general, and administrative expenses	16,817	3,494	762	—	21,073
Acquisition-related expenses	2,693	843	—	—	3,536
Loss (gain) on disposal of assets	199	(131)	41	—	109

Adjusted EBITDA	46,057	12,146	904	(8)	59,099

Depreciation and accretion expense	10,181	5,569	1,154	(14)	16,890
Amortization of intangible assets	5,271	2,556	171	—	7,998
Interest expense, net, including amortization of deferred financing costs	3,807	1,830	83	—	5,720
Income tax expense	20,990	1,574	201	—	22,765

Capital expenditures (1)	$12,026	$3,471	$250	$—	$15,747

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

	Nine Months Ended September 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$532,202	$208,575	$30,171	$—	$770,948
Intersegment revenues	7,952	1,127	54	(9,133)	—
Cost of revenues	349,658	148,172	24,888	(8,837)	513,881
Selling, general, and administrative expenses	62,799	15,066	2,271	—	80,136
Acquisition-related expenses	1,741	11,287	—	—	13,028
Loss on disposal of assets	1,466	74	122	—	1,662

Adjusted EBITDA	139,139	46,464	3,016	(296)	188,323

Depreciation and accretion expense	32,657	21,128	3,148	(41)	56,892
Amortization of intangible assets	16,223	7,910	514	—	24,647
Interest expense, net, including amortization of deferred financing costs and note discount	25,010	1,318	181	—	26,509
Redemption costs for early extinguishment of debt	9,075	—	—	—	9,075
Income tax expense (benefit)	18,008	(58)	235	—	18,185

Capital expenditures (1)	$29,359	$29,762	$5,977	$(20)	$65,078

	Nine Months Ended September 30, 2013
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$488,158	$113,625	$32,758	$—	$634,541
Intersegment revenues	5,416	37	47	(5,500)	—
Cost of revenues	316,964	92,292	27,875	(5,463)	431,668
Selling, general, and administrative expenses	48,638	7,852	2,504	—	58,994
Acquisition-related expenses	6,670	843	29	—	7,542
Loss (gain) on disposal of assets	502	(136)	103	—	469

Adjusted EBITDA	136,834	22,322	2,442	(37)	161,561

Depreciation and accretion expense	30,456	15,155	3,510	(65)	49,056
Amortization of intangible assets	15,819	3,483	525	—	19,827
Interest expense, net, including amortization of deferred financing costs	13,861	2,186	258	—	16,305
Income tax expense	37,004	1,574	201	—	38,779

Capital expenditures (1)	$32,714	$12,207	$691	$(10)	$45,602

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	September 30, 2014	December 31, 2013
	(In thousands)
United States	$1,007,253	$931,396
Europe	345,017	341,618
Other International	35,508	26,452
Eliminations	(266,421)	(243,263)
Total	$1,121,357	$1,056,203

 (16)  New Accounting Pronouncements

In May 2014, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. Under ASU 2014-09, the core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods and services. ASU 2014-09 defines a five step process to achieve the core principle, which includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Further, an entity is required to disclose sufficient information to enable the user of the financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12,  Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12).  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company has determined that ASU 2014-12 will not have an impact on its accounting and disclosures.

(17) Subsequent Events

Acquisitions

On October 6, 2014, the Company completed its previously announced acquisition of the Welch business for cash purchase consideration of approximately $160.0 million paid at closing.  This acquisition expands the Company’s U.S. ATM operations with national and regional merchants as well as with financial institutions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of September 30, 2014, we were the world’s largest retail ATM owner, providing services to over 85,000 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Germany, Canada, and Mexico. In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers.  Also included in the number of devices in our network as of September 30, 2014 were approximately 15,500 ATMs to which we provided various forms of managed services solutions.   Under a managed services arrangement, retailers and financial institutions rely on us to handle some or all of the multiple elements that are required to operate and maintain ATMs, typically in exchange for a monthly service fee or fee per service provided.

We often partner with large, nationally and regionally-known retail merchants under multi-year contracts to place our ATMs and kiosks within their store locations.  In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our devices will be utilized.  We also partner with leading national and regional financial institutions to brand certain of our ATMs and financial services kiosks within our network.  As of September 30, 2014,  approximately 22,000 of our ATMs were under contract with financial institutions to place their logos on those machines and to provide convenient surcharge-free access for their banking customers. In return for the branding that we provide, we generally receive monthly fees on a per ATM basis from the branding institution, while retaining our standard surcharge fee schedule for non-customers of the financial institutions who use the branded ATMs.

Additionally, we own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs globally (including a majority of our ATMs in the U.S., U.K., Canada and Mexico), provides surcharge-free ATM access to customers of participating financial institutions, many of which lack a significant ATM network. In exchange for the surcharge-free access, member financial institutions pay us either a fixed monthly fee per cardholder or a set fee per transaction. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

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

In addition to the above ATM acquisitions, we have also made strategic acquisitions to enhance our product offerings, including: (1) LocatorSearch in August 2011, a leading domestic provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek; (2) Complete Technical Services, Ltd. in January 2012, an ATM installation company in the U.K.; and (3) i-design group plc (“i-design”) in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM owners.

On September 2, 2014, we announced that our U.K.-based business is entering into a seven-year, exclusive agreement to operate approximately 1,800 ATMs located in Co-operative Food ("Co-op Food") stores across the U.K. which will become effective no later than January 2016.  Additionally, we announced the acquisition of Sunwin Services Group ("SSG"), a subsidiary of the Co-operative Group. SSG's primary business is providing secure cash logistics and ATM maintenance to the Co-op Food ATM estate.  This acquisition is subject to the satisfaction of certain closing conditions and is expected to close in the fourth quarter of 2014.

On October 6, 2014, we completed our previously announced acquisition of the Welch ATM (“Welch”) business for cash purchase consideration of approximately $160.0 million paid at closing.  This acquisition expands our U.S. ATM operations with national and regional merchants as well as with financial institutions.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue launching new products and services that will allow us to further leverage our existing ATM and financial services kiosk network.  In particular, we see opportunities to expand our operations through the following:

•

Increase the Number of Deployed Devices with Existing and New Merchant Relationships. We believe that there are opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers position us to expand in international locations where these existing partners have operations.

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

•

Work with Non-Traditional Financial Institutions and Card Issuers to Further Leverage our Extensive ATM and Financial Services Kiosk Network. We believe that there are opportunities to develop or expand relationships with non-traditional financial institutions and card issuers, such as reloadable prepaid card issuers and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their card offerings. Additionally, we believe that many of the prepaid debit card issuers that exist today in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored-value prepaid debit cards, providing the customers of these issuers with convenient and surcharge-free access to cash.

•

Increase Transaction Levels at our Existing Locations. We believe that there are opportunities to increase the number of transactions that are occurring at our existing ATM locations today. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and our Allpoint surcharge-free network, we are working on developing new initiatives aimed at driving incremental transactions at our existing ATM locations. Examples of this effort are our 2011 acquisition of LocatorSearch, which helps consumers find our ATMs, and our FeeAlert product, which enables financial institutions to help their customers save money by steering them toward nearby in-network ATMs and away from ATM fees. Additionally, we have existing programs and are working to develop additional and broader programs to steer the cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons, rewards, and other offers that tend to motivate customers to visit our ATMs within our existing retail footprint.  Although we are still in the early stages of developing and implementing many of these programs, we believe that these programs, when properly structured, will benefit each party (i.e. the retailer, the financial institution, and the cardholder).  As a result, we expect to gain additional transaction volumes through these efforts.

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

•

Pursue Additional Managed Services Opportunities. Over the last several years, the number of ATMs that are operated under our managed services arrangements has significantly increased.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee per cardholder or a set fee per transaction in exchange for us handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees are generally earned by the retailer or the financial institution.  As a result, in this arrangement type, our revenues are partly protected from fluctuations in transaction levels of these machines and changes in network interchange rates.  Additionally, in the U.K. where we have our own engineering, cash-in-transit (i.e., armored courier), and installation organizations.  Some of these services are provided to both retailers and financial institutions.  We plan to continue pursuing additional managed services opportunities with leading merchants and financial institutions in markets in which we operate.

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

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth through the strategies described above and with acquisitions. Since 2010, our compounded annual revenue growth rate is 18%, which reflects a mix of growth from internal initiatives and acquisitions added.  During the nine months ended September 30, 2014, our revenues grew by 21% over the prior year, reflecting approximately 13% growth from acquisitions and 8% organic growth.

Withdrawal Transaction and Revenue Trends – U.S. For the three and nine months ended September 30, 2014, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 0.4% and 0.3%, respectively, over the comparable periods in 2013. We define same-store ATMs as all ATMs that were continuously transacting for both the current period and the comparable period in the prior year to ensure the exclusion of any new growth or mid-month installations.  The growth rate is impacted by a number of factors, including consumer behavior and preferences, economic factors, weather, and also company-specific initiatives, such as bank branding, growth in Allpoint (our surcharge free network), pricing and other products and services we may deploy.  This growth rate has varied somewhat over recent years but has typically fallen within a range of flat to up 5%.

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

In October of 2014, one of our larger branding partners, Chase, communicated to us that they are adjusting their strategy with regard to off-branch ATMs and will not be renewing many of their branding agreements to place their brands on our ATMs. While there could be longer-term benefits as a result of this decision, through expansion of our principal and preferred multi-financial institution branding initiative and other strategies, we currently expect some near-term negative impact on our results. The exact impact of this decision by Chase is unknown to us at this time, but we expect that it will have an insignificant impact on 2014 revenues and profits, and the net impact to 2015 revenues is anticipated to be less than 1% of total revenues and the estimated profit impact in 2015 is still being evaluated, but is expected to be less than 1.5% of gross profit.

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

Financial Regulatory Reform – In the U.K. and the European Union. In March 2013, the U.K. Treasury department (the “Treasury”) issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system and its participants operating in the U.K., including ATMs The ultimate impact of the establishment of the PSR will not be known until it is officially formed in 2015.

In July 2013, the European Commission put forward a draft second generation of the Payment Services Directive which regulate payment service providers operating in the European Union (“PSD2”). Broadly, PSD2 seeks to harmonize rules for the licensing of payment institutions and introduces certain common rules affecting all payment service providers (“PSPs”) throughout the European Union.  PSD2 sets out the rights and obligations of payment service users and PSPs together with transparency and security requirements to facilitate safe, efficient payment transactions.  Whereas the current Payment Services Directive exempts independent ATM deployers, PSD2 (as currently drafted) will apply to businesses of this nature.  PSD2 as currently drafted is still in Committee stage in the European Parliament and has not yet been properly considered by the Council.  We anticipate that the draft Directive will not be finalized until 2015 and that it will take up to an additional two years for member states to transpose it into domestic law.  In parallel with PSD2, the European Commission has introduced a new Regulation (“MIF Regulation”) aimed at reducing the level of interchange fees charged by card schemes for Point-of-Sale (“ POS ”) transactions, as well as altering certain of the business rules contained in card scheme rulebooks.  The fee caps in the MIF Regulation do not apply to cash withdrawal transactions at ATMs, but certain of the other provisions in the MIF Regulation could apply to ATM operators (although their precise effects are currently uncertain).  The MIF Regulation is also currently in Committee stage at the European Parliament and therefore at this time we cannot predict its final form, effective date, nor to what extent, if any, such regulation will impact ATM operators.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “smart cards.”  This standard has already been adopted in the U.K., Germany, Mexico, and Canada, and our ATMs in those markets are in compliance.  In the U.S., MasterCard implemented a liability shift in April 2013 from the issuers of these cards to the party that has not made the investment in EMV equipment (the acquirer) for fraudulent counterfeit International Maestro (MasterCard) cross-border transactions.  While the majority of our U.S. ATMs are not currently EMV-compliant, this liability shift has not had a significant impact on our business or results, as Maestro transactions comprise less than 0.2% of our U.S. transaction volume.  In response to the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses and to date we have seen minimal fraud losses.  In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, increased fraudulent activity on ATMs in the future or the shifting of liability for fraudulent activity on all ATM transactions without EMV readers, or other business or regulatory factors could cause us to upgrade or replace a significant portion of our existing U.S. ATM fleet. We continue to closely monitor the migration toward the EMV standard, and all of our recent ATM deployments have been with ATMs that are EMV-ready. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the EMV migration to have a significant impact on our future capital investments and results from operations.  However, we currently estimate that the incremental potential cost to make our entire current Company-owned U.S. ATM fleet fully compliant with the EMV standard is approximately $35 million to $40 million, a portion of which has been and will be incurred during 2014.  With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future.  Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units.  Furthermore, we could experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of certain merchants electing to not comply with this standard.

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

Mexico Operations. In September 2012, we completed a required migration of our U.S. dollar-dispensing ATMs in Mexico so that we could continue to settle our U.S. dollar-denominated transactions through Promoción y Operación S.A. de C.V.  This process change, combined with the overall recent downward trend in surcharge transactions in Mexico stemming from regulatory changes in 2010, has resulted in a reduction of the revenues and profits we earn from our ATMs in Mexico.  Additionally, during the fourth quarter of 2013, in response to increased physical ATM theft attempts and lower profitability on certain ATMs in Mexico, we took a number of ATMs out of service for a period of time to enhance security features.  As a result of these recent events and trends, we have reduced our ATM deployments in Mexico in recent years and we continue to evaluate each ATM’s revenue and profit contributions to our Mexico operations.  If the recent business performance trend was to continue and we are unable to capitalize on market opportunities in the near future, it is possible that we could incur asset write-offs, including fixed assets, goodwill and other assets, or incur accelerated depreciation expense on certain assets. However, we believe that there are several significant opportunities in this market to leverage our existing operations with both existing and new financial institution and retail customers.  Despite some of the recent challenges of operating in this market, we currently believe that the aforementioned business opportunities are at advanced stages and would significantly improve profitability of our operations in this market within the next twelve months.

Convertible Senior Notes Offering.  In November 2013, we completed an underwritten private placement of convertible senior notes (“Convertible Notes”), generating gross proceeds of $287.5 million.  The Convertible Notes pay semi-annual interest at a rate of 1.00% per annum on the $287.5 million aggregate principal balance and mature in December 2020.  We are required to settle the principal balance of the Convertible Notes in cash and/or stock upon conversion or maturity at our election.

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

Senior Notes Offering.  In July 2014, we completed an underwritten private placement of senior notes (“2022 Notes”), generating gross proceeds of $250.0 million. The 2022 Notes pay semi-annual interest at a fixed rate of 5.125% and mature on August 1, 2022.

Senior Subordinated Tendered Notes.    During the nine months ended September 30, 2014, we repurchased $20.6 million of our $200.0 million 8.250% senior subordinated notes due 2018 (“2018 Notes”) in the open market.  In addition, we received tenders and consents from the holders of $64.0 million of the 2018 Notes pursuant to a cash tender offer.  Pursuant to the terms of the indenture governing the 2018 Notes, we redeemed the remaining $115.4 million of the 2018 Notes outstanding on September 2, 2014 at a price of 104.125% and effectively retired all of the outstanding 2018 Notes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
ATM operating revenues	96.6%	97.3%	96.9%	97.7%
ATM product sales and other revenues	3.4	2.7	3.1	2.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	62.9	67.4	63.6	65.8
Cost of ATM product sales and other revenues	3.3	2.6	3.0	2.3
Total cost of revenues	66.3	70.0	66.7	68.0
Gross profit	33.7	30.0	33.3	32.0
Operating expenses:
Selling, general, and administrative expenses	10.4	9.2	10.4	9.3
Acquisition-related expenses	0.9	1.5	1.7	1.2
Depreciation and accretion expense	7.1	7.4	7.4	7.7
Amortization of intangible assets	3.0	3.5	3.2	3.1
Loss on disposal of assets	0.4	—	0.2	0.1
Total operating expenses	21.8	21.7	22.9	21.4
Income from operations	11.9	8.3	10.5	10.6
Other expense (income):
Interest expense, net	2.0	2.4	2.1	2.5
Amortization of deferred financing costs and note discount	1.8	0.1	1.3	0.1
Redemption costs for early extinguishment of debt	2.9	—	1.2	—
Other expense (income)	0.6	(0.2)	(0.5)	(0.5)
Total other expense	7.4	2.3	4.2	2.1
Income before income taxes	4.5	6.0	6.3	8.5
Income tax expense	1.7	9.9	2.4	6.1
Net income (loss)	2.9	(3.9)	4.0	2.4
Net loss attributable to noncontrolling interests	(0.2)	(0.3)	(0.1)	(0.2)
Net income (loss) attributable to controlling interests and available to common stockholders	3.0%	(3.7)%	4.1%	2.6%

_______________

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $23.9  million and $22.8 million for the three months ended September 30, 2014 and 2013, respectively, and $ 72.4 million and $62.8 million for the nine months ended September 30, 2014 and 2013, respectively.  The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.0% and 10.0% for the three months ended September 30, 2014 and 2013, respectively and by 9.4% and 9.9% for the nine months ended September 30, 2014 and 2013.

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

EXCLUDING ACQUISITIONS:	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average number of transacting ATMs:
United States: Company-owned	30,001	28,507	28,456	28,052
United Kingdom	9,913	9,100	6,532	6,229
Mexico	2,191	2,620	2,174	2,673
Canada	1,686	1,638	1,663	1,588
Germany	590	550	177	220
Subtotal	44,381	42,415	39,002	38,762
United States: Merchant-owned	20,380	21,449	20,539	20,843
Average number of transacting ATMs – ATM operations	64,761	63,864	59,541	59,605

United States: Managed services - Turnkey	2,155	2,164	2,121	2,198
United States: Managed services - Processing Plus	11,943	11,309	8,449	7,319
United Kingdom: Managed services	21	21	21	21
Canada: Managed services	668	329	426	317
Average number of transacting ATMs – Managed services	14,787	13,823	11,017	9,855

Total average number of transacting ATMs	79,548	77,687	70,558	69,460

Total transactions (in thousands):
ATM operations	246,946	225,362	671,846	616,698
Managed services	19,397	18,410	43,711	42,472
Total transactions	266,343	243,772	715,557	659,170

Total cash withdrawal transactions (in thousands):
ATM operations	145,707	137,568	395,734	379,281
Managed services	13,125	12,286	28,507	27,775
Total cash withdrawal transactions	158,832	149,854	424,241	407,056

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	750	718	738	707

ATM operating revenues	$1,189	$1,128	$1,195	$1,123
Cost of ATM operating revenues (1)	775	736	787	737
ATM operating gross profit (1) (2)	$414	$392	$408	$386

ATM operating gross profit margin (1) (2)	34.8%	34.8%	34.1%	34.4%

____________

(1)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations.  Additionally, the three and nine months ended September 30, 2013 exclude $8.4 million of nonrecurring expense related to retroactive property taxes on certain ATM locations in the U.K.

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

INCLUDING ACQUISITIONS:	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average number of transacting ATMs:
United States: Company-owned	30,338	28,507	29,895	28,052
United Kingdom	12,194	9,100	11,920	6,229
Mexico	2,191	2,620	2,174	2,673
Canada	1,686	1,638	1,663	1,588
Germany	882	550	871	220
Subtotal	47,291	42,415	46,523	38,762
United States: Merchant-owned	22,002	21,449	22,152	20,843
Average number of transacting ATMs – ATM operations	69,293	63,864	68,675	59,605

United States: Managed services - Turnkey	2,155	2,164	2,121	2,198
United States: Managed services - Processing Plus	12,298	11,309	11,794	7,319
United Kingdom: Managed services	21	21	21	21
Canada: Managed services	668	329	426	317
Average number of transacting ATMs – Managed services	15,142	13,823	14,362	9,855

Total average number of transacting ATMs	84,435	77,687	83,037	69,460

Total transactions (in thousands):
ATM operations	264,494	225,362	766,860	616,698
Managed services	19,958	18,410	56,071	42,472
Total transactions	284,452	243,772	822,931	659,170

Total cash withdrawal transactions (in thousands):
ATM operations	156,562	137,568	453,627	379,281
Managed services	13,551	12,286	38,119	27,775
Total cash withdrawal transactions	170,113	149,854	491,746	407,056

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	753	718	734	707

ATM operating revenues	$1,197	$1,128	$1,174	$1,123
Cost of ATM operating revenues (1)	781	736	771	737
ATM operating gross profit (1) (2)	$416	$392	$403	$386

ATM operating gross profit margin (1) (2)	34.8%	34.8%	34.3%	34.4%

____________

(1)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations.  Additionally, the three and nine months ended September 30, 2013 exclude $8.4 million of nonrecurring expense related to retroactive property taxes on certain ATM locations in the U.K.

(2)

ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
ATM operating revenues	$256,779	$222,678	15.3%	$746,970	$619,637	20.5%
ATM product sales and other revenues	9,068	6,141	47.7%	23,978	14,904	60.9%
Total revenues	$265,847	$228,819	16.2%	$770,948	$634,541	21.5%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

ATM operating revenues. ATM operating revenues generated during the three months ended September 30, 2014 increased $34.1 million, or 15.3%, from the three months ended September 30, 2013.  Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended September 30, 2013 to
	Three Months Ended September 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$3,403	$9,729	$(208)	$—	$12,924
Interchange revenue	4,629	11,397	(254)	—	15,772
Bank branding and surcharge-free network revenues	2,612	—	(62)	(6)	2,544
Managed services revenues	133	4	783	—	920
Other revenues	1,371	836	(7)	(259)	1,941
Total increase (decrease) in ATM operating revenues	$12,148	$21,966	$252	$(265)	$34,101

United States.  During the three months ended September 30, 2014, our U.S. operations experienced a $12.1 million, or 7.5%, increase in ATM operating revenues when compared to the same period in 2013.  Acquisitions completed since the beginning of 2013 accounted for approximately $2.5 million of this increase. The results of these acquired businesses were included in the consolidated financial results for the three months ended September 30, 2014, but not in the comparable period in 2013.  The remaining $9.6 million, or 5.9%, increase was due to growth achieved from a combination of revenue sources, including: (i) increased surcharge and interchange revenues primarily as a result of a higher machine count and total transaction count and (ii) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – U.S. above.

Europe.  Our European operations, which include our operations in the U.K. and Germany, experienced a $22.0 million, or 42.7%, increase in ATM operating revenues during the three months ended September 30, 2014 when compared to the same period in 2013.  Approximately $13.2 million, or 25.6%, of the increase, was attributable to our acquisition of Cardpoint, which was completed in August 2013.  Approximately $7.2 million, or 14.0%, of the increase was primarily driven by higher interchange revenues, as a result of an increase in the number of total ATMs in our U.K. business.  Foreign currency exchange rate movements accounted for approximately $3.9 million of the increase from the prior year.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – U.K. above.

Other International.  ATM operating revenues generated by our Other International segment, which includes our Mexico and Canadian operations, increased $0.3 million for the three months ended September 30, 2014, when compared to the same period in 2013.  This increase was attributable to our Canadian operations, which generated $1.1 million more ATM operating revenues during the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to an increase in machine count we operate.  The Canadian increase was offset by a decrease in our Mexico operations, which generated $0.8 million in lower ATM operating revenues during the three months ended September 30, 2014 as compared to the same period in 2013, primarily due to a 16% lower average transacting machine count.  The lower machine count was the result of an internal decision to remove a number of machines to improve profitability of the overall business.  As a result of the lower transacting ATM count, our transactions in this market experienced a similar percentage decline, resulting in the reduced revenues. Foreign currency exchange rate movements did not have a material effect on the reported ATM operating revenues in this segment.

ATM product sales and other revenues.  ATM product sales and other revenues for the three months ended September 30, 2014 totaled $9.1 million, representing an increase of $2.9 million from the same period in 2013.  This increase was primarily attributable to higher equipment and value-added reseller (“VAR”) program sales to merchants and distributors during the period due to the continued replacement of certain ATMs that were not compliant with the Americans with Disabilities Act (“ADA”) and the replacement of older equipment with new EMV-compliant equipment.  Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

ATM operating revenues.  ATM operating revenues generated during the nine months ended September 30, 2014 increased $127.3 million, or 20.5%, from the nine months ended September 30, 2013. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2013 to
	Nine Months Ended September 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$10,290	$49,111	$(3,603)	$—	$55,798
Interchange revenue	12,556	42,483	(703)	—	54,336
Bank branding and surcharge-free network revenues	8,504	—	355	(8)	8,851
Managed services revenues	1,277	13	795	—	2,085
Other revenues	3,685	3,403	(137)	(688)	6,263
Total increase (decrease) in ATM operating revenues	$36,312	$95,010	$(3,293)	$(696)	$127,333

United States.  During the nine months ended September 30, 2014, our U.S. operations experienced a $36.3 million, or 7.6%, increase in ATM operating revenues compared to the same period in 2013.  Acquisitions completed since the third quarter of 2013 accounted for approximately $11.5 million, or 2.4%, of the increase.  The results of these acquired businesses (or a portion thereof) were included in the consolidated financial results for the nine months ended September 30, 2014, but not in the comparable period in 2013.  The remaining $24.8 million, or 5.2%, increase was primarily due to the following; (i) increased surcharge and interchange revenues primarily as a result of a higher machine count and (ii) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network.

Europe.  Our European operations also contributed to the higher ATM operating revenues for the nine months ended September 30, 2014, which increased by $95.0 million, or 83.8%, from the nine months ended September 30, 2013.  As was the case with the three month period, approximately $69.2 million, or 61.0%, was attributable to our acquisitions of i-design and Cardpoint, which were completed in March 2013 and August 2013, respectively.  Approximately $22.6 million of the increase was driven by higher interchange revenues, primarily as a result of the growth in the number of total ATMs in our U.K. business.  Foreign currency exchange rate movements accounted for approximately $7.6 million of the year over year increase.

Other International.   ATM operating revenues generated by our Other International segment, which includes our Mexico and Canadian operations, declined $3.3 million for the nine months ended September 30, 2014, when compared to the same period in 2013.  This decline was primarily attributable to our Mexico operations, which generated $3.9 million less in ATM operating revenues during the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to a 20% lower average transacting machine count.  The lower machine count was the result of an internal decision to remove a number of machines to improve profitability of the overall business.  As a result of the lower transacting ATM count, our transactions in this market experienced a similar percentage decline, resulting in the reduced revenues.

ATM product sales and other revenues.  ATM product sales and other revenues for the nine months ended September 30, 2014, totaled $24.0 million, representing an increase of $9.1 million from the same period in 2013.  This increase was primarily attributable to higher equipment and VAR program sales to merchants and distributors during the period due to the continued replacement of certain ATMs that were not ADA-compliant and the replacement of older equipment with new EMV-compliant equipment.  Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets)	$167,306	$154,319	8.4%	$490,445	$417,361	17.5%
Cost of ATM product sales and other revenues	8,872	5,950	49.1%	23,436	14,307	63.8%
Total cost of revenues (exclusive of depreciation, accretion, and amortization of intangible assets)	$176,178	$160,269	9.9%	$513,881	$431,668	19.0%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the three months ended September 30, 2014 increased $13.0 million when compared to the same period in 2013.  The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Variance: Three Months Ended September 30, 2013 to
	Three Months Ended September 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$5,231	$6,800	$24	$—	$12,055
Vault cash rental	2,631	785	11	—	3,427
Other costs of cash	(210)	2,158	25	—	1,973
Repairs and maintenance	(863)	773	133	—	43
Communications	290	461	(7)	9	753
Transaction processing	(43)	488	(200)	(174)	71
Stock-based compensation	98	—	—	—	98
Other expenses	490	(5,421)	(244)	(258)	(5,433)
Total increase (decrease) in cost of ATM operating revenues	$7,624	$6,044	$(258)	$(423)	$12,987

United States.  During the three months ended September 30, 2014, our U.S. operations experienced a $7.6 million, or 7.4% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2013, of which approximately $1.8 million was attributable to the acquisitions completed in 2013 and 2014.  The remaining increase primarily resulted from higher transaction volumes and ATM unit growth driven by organic revenue growth, as well as other expenses from higher employee costs. Additionally, the increase in vault cash rental cost is attributable to higher interest rate swap expense associated with cash flow hedges that became effective on January 1, 2014.

Europe.  During the three months ended September 30, 2014, our European operations experienced a $6.0 million, or 13.7% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2013.  Acquisitions completed in 2013 drove an increase of approximately $8.7 million from the prior year period.  The overall increase was also the result of the increased number of transactions conducted on our machines in the European market, partially offset by higher charges recorded in 2013 to accrue for estimated retroactive business rates (property taxes) included in the Other expenses line above.

Other International.    The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) from our Other International operations decreased by $0.3 million during the three months ended September 30, 2014, when compared to the same period in 2013. This decline was primarily the result of the lower average number of transacting ATMs in Mexico, as described above, which resulted in reduced transaction levels and operating costs on our ATMs in that market.

Cost of ATM product sales and other revenues.  The cost of ATM product sales and other revenues increased by $2.9 million during the three months ended September 30, 2014, when compared to the same period in 2013.  This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to increased equipment and VAR sales activity.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) for the nine months ended September 30, 2014, increased $73.1 million when compared to the same period in 2013.  Below is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Variance: Nine Months Ended September 30, 2013 to
	Nine Months Ended September 30, 2014
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$13,325	$28,350	$(1,154)	$—	$40,521
Vault cash rental	7,681	2,236	(97)	—	9,820
Other costs of cash	(1,111)	8,847	(1,589)	—	6,147
Repairs and maintenance	55	4,145	731	—	4,931
Communications	100	2,563	(130)	36	2,569
Transaction processing	103	3,140	(468)	(48)	2,727
Stock-based compensation	253	—	—	—	253
Other expenses	1,836	5,899	(778)	(841)	6,116
Total increase (decrease) in cost of ATM operating revenues	$22,242	$55,180	$(3,485)	$(853)	$73,084

United States.  During the nine months ended September 30, 2014, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our U.S. operations increased $22.2 million, or by 7.3% from the same period in 2013, of which approximately $7.8 million was attributable to the acquisitions completed in 2013 and 2014.  The remaining increase resulted primarily from higher transaction volumes and organic revenue growth mostly as a result of ATM unit growth.  Additionally, the increase in vault cash rental cost is attributable to higher interest rate swap expense associated with cash flow hedges that became effective on January 1, 2014.

Europe.  During the nine months ended September 30, 2014, our European operations experienced a $55.2 million, or 59.9% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2013, of which approximately $43.0 million was a result of the acquisitions completed in 2013.  The remaining increase was primarily the result of  a higher ATM count in the U.K.

Other International.    The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) from our Other International operations decreased by $3.5 million during the nine months ended September 30, 2014, when compared to the same period in 2013. This decline was primarily the result of a lower average number of transacting ATMs in Mexico, as described above, which resulted in reduced transaction levels and operating costs on our ATMs in that market.

Cost of ATM product sales and other revenues.  The cost of ATM product sales and other revenues increased by $9.1 million during the nine months ended September 30, 2014, when compared to the same period in 2013.  This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to increased equipment and VAR sales activity.

Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	34.8%	30.7%	34.3%	32.6%
Inclusive of depreciation, accretion, and amortization of intangible assets	25.5%	20.4%	24.6%	22.5%
ATM product sales and other revenues gross profit margin	2.2%	3.1%	2.3%	4.0%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	33.7%	30.0%	33.3%	32.0%
Inclusive of depreciation, accretion, and amortization of intangible assets	24.7%	20.0%	23.9%	22.1%

ATM operating gross profit margin.  For the three and nine months ended September 30, 2014, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization of intangible assets increased when compared to the same periods in 2013.  The increase is primarily a result of our revenue growth and an $8.4 million charge related to retroactive property taxes in the U.K. recorded in the three months ended September 30, 2013.

ATM product sales and other revenues gross profit margin.  For the three and nine months ended September 30, 2014, our gross profit margin on ATM product sales and other revenues declined by 0.9 and 1.7 percentage points, respectively, primarily as a result of increased expenses related to higher service revenues which are lower margin than our other ATM product sales.

Selling, General, and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$23,452	$18,141	29.3%	$69,555	$50,730	37.1%
Stock-based compensation	4,231	2,932	44.3%	10,581	8,264	28.0%
Acquisition-related expenses	2,299	3,536	(35.0)%	13,028	7,542	72.7%
Total selling, general, and administrative expenses	$29,982	$24,609	21.8%	$93,164	$66,536	40.0%

Percentage of total revenues:
Selling, general, and administrative expenses	8.8%	7.9%		9.0%	8.0%
Stock-based compensation	1.6%	1.3%		1.4%	1.3%
Acquisition-related expenses	0.9%	1.5%		1.7%	1.2%
Total selling, general, and administrative expenses	11.3%	10.8%		12.1%	10.5%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation and acquisition-related expenses. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $5.3 million, or 29.3% and $18.8 million, or 37.1% for the three and nine months ended September 30, 2014 when compared to the same periods in 2013.  These increases were due to the following: (i) higher payroll-related costs compared to the same periods in 2013 due to increased headcount, including employees added from our acquisitions completed during 2013; (ii) increased incentive-based compensation; (iii) increased office and facilities costs, a portion of which is attributable to our acquisitions completed during 2013; (iv) higher marketing and professional expenses; and (v) increased costs related to strengthening our information technology and product development organizations.

Stock-based compensation. Stock-based compensation increased $1.3 million, or 44.3% and $2.3 million, or 28% for the three and nine months ended September 30, 2014 when compared to the same periods in 2013.  These increases were primarily attributable to an increase in employee headcount. For additional details on equity awards, see Item 1. Financial Information, Note 3, Stock-Based Compensation.

Acquisition-related expenses. Acquisition-related expenses decreased $1.2 million, or 35.0% for the three months ended September 30, 2014 as compared to the same period in 2013. Acquisition-related expenses increased $5.5 million, or 72.7% for the nine months ended September 30, 2014 as compared to the same period in 2013.  The increase in year-to-date expense is primarily attributable to certain nonrecurring integration and transition-related costs associated with our 2013 acquisitions.

Depreciation and Accretion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Depreciation expense	$18,133	$16,188	12.0%	$54,382	$47,084	15.5%
Accretion expense	816	702	16.2%	2,510	1,972	27.3%
Depreciation and accretion expense	$18,949	$16,890	12.2%	$56,892	$49,056	16.0%

Percentage of total revenues:
Depreciation expense	6.8%	7.1%		7.1%	7.4%
Accretion expense	0.3%	0.3%		0.3%	0.3%
Depreciation and accretion expense	7.1%	7.4%		7.4%	7.7%

Depreciation expense. For the three and nine months ended September 30, 2014, depreciation expense increased $1.9 million, or 12.0% and $7.3 million, or 15.5% when compared to the same periods in 2013 primarily as a result of the deployment of additional Company-owned ATMs over the past year as a result of our organic ATM unit growth and the ATMs acquired through various acquisitions in 2013 and 2014.

Accretion expense. For the three and nine months ended September 30, 2014, accretion expense increased $0.1 million, or 16.2% and $0.5 million, or 27.3% when compared to the same periods in 2013.  The year-to-date increase is due to our continued revenue growth and establishing additional asset retirement obligations in connection with newly deployed ATMs and acquired ATMs.  When we install our ATMs we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall and in some cases restore the ATM site, at certain merchant locations.   Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Amortization of intangible assets	$7,965	$7,998	(0.4)%	$24,647	$19,827	24.3%

Percentage of total revenues	3.0%	3.5%		3.2%	3.1%

Amortization of intangible assets relates primarily to merchant contracts and relationships recorded in connection with purchase price accounting valuations for completed acquisitions.  The increase in amortization of intangible assets of $4.8 million for the nine months ended September 30, 2014 when compared to the same period in 2013 was primarily due to the addition of intangible assets from the acquisitions completed since the second quarter of 2013.

Interest Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Interest expense, net	$5,423	$5,445	(0.4)%	$16,167	$15,570	3.8%
Amortization of deferred financing costs and note discount	4,895	275	1,680.0%	10,342	735	1,307.1%
Total interest expense, net	$10,318	$5,720	80.4%	$26,509	$16,305	62.6%

Percentage of total revenues	3.9%	2.5%		3.4%	2.6%

Interest expense, net.  There was a slight decrease in interest expense, net during the three months ended September 30, 2014 when compared to the same period in 2013.  Interest expense, net increased $0.6 million, or 3.8% during the nine months ended September 30, 2014 when compared to the same period in 2013. This increase was primarily as a result of higher debt outstanding due to the Cardpoint acquisition completed in August 2013.  For additional details, see Item 1. Financial Information, Note 8, Long-Term Debt.

Amortization of deferred financing costs and note discount.  Amortization of deferred financing costs and note discount increased $4.6 million and $9.6 million during the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily as a result of our issuance of $287.5 million of Convertible Notes in November 2013.   As the Convertible Notes contain an embedded option feature, we attributed $71.7 million of the proceeds to additional paid-in capital at the time of funding.  This resulted in an effective note discount, which is being accreted over the term of the Convertible Notes and drove the majority of the year-over-year increase in this expense.  We also incurred $4.9 million in fees in conjunction with the issuance of the Convertible Notes, which are being amortized over the life of the Convertible Notes.  In April 2014, we also amended and restated our existing credit agreement and incurred approximately $1.0 million in fees which are being amortized over the term of the revolving credit facility, which runs through April 2019.  Additionally, in July 2014 we incurred additional financing costs of approximately $4.1 million associated with the issuance of the 2022 Notes.  We also recorded a $3.9 million pre-tax charge during the nine months ended September 30, 2014 to write off the unamortized deferred financing costs associated with the 2018 Notes.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Income tax expense	$4,397	$22,765	(80.7)%	$18,185	$38,779	(53.1)%

Effective tax rate	36.7%	165.2%		37.4%	72.2%

The decrease in income tax expense is primarily related to a $13.6 million charge recorded during the three months ended September 30, 2013 related to deferred tax assets that were no longer realizable as a result of an internal restructuring in that period.

We assess our deferred tax asset valuation allowances at the end of each reporting period.  The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence.  Based on the assessment at September 30, 2014, and the weight of all available evidence, we concluded that  maintaining the deferred tax asset valuation allowance for certain of our entities in the U.K. and Mexico was appropriate, as we currently believe that it is more likely than not that these tax assets will not be realized.  However, with increased recent profitability and increasing visibility into projected profitability in the U.K. along with plans to consolidate certain U.K. entities for operational purposes, we believe it is possible that the valuation allowance associated with certain U.K. entities could be reduced or removed in future periods.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. We believe that the presentation of these measures and the identification of unusual or certain non-recurring adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. EBITDA, Adjusted EBITDA, Adjusted Gross Profit Margin, Adjusted Net Income, and Free Cash Flow are non-GAAP financial measures provided as a complement to results prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP) and may not be comparable to similarly-titled measures reported by other companies.  The Company uses these non-GAAP financial measures in managing and measuring the performance of its business, including setting and measuring incentive based compensation for management.

Adjusted EBITDA excludes depreciation, accretion, and amortization of intangible assets as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes acquisition-related expenses, certain other non-operating and nonrecurring costs, loss on disposal of assets, our obligations for the payment of income taxes, interest expense and other obligations such as capital expenditures, and an adjustment for noncontrolling interest.  Adjusted Gross Profit Margin is calculated excluding certain nonrecurring costs from the cost of ATM operating revenues.  Adjusted Net Income represents net income computed in accordance with GAAP, before amortization of intangible assets, loss on disposal of assets, stock-based compensation expense, certain other expense (income) amounts, nonrecurring expenses, and acquisition-related expenses, and using an assumed tax rate of 32% for the three and nine months ended September 30, 2014,  33.5% for the three months ended September 30, 2013 and 35% for the six months ended June 30, 2013, with certain adjustments for noncontrolling interests. Adjusted EBITDA %, Adjusted Pre-tax Income %, and Adjusted Net Income % are calculated by taking the respective non-GAAP financial measures over GAAP total revenues. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions.  The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt.

The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, gross profit, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures prepared in accordance with U.S. GAAP.

A reconciliation of EBITDA, Adjusted EBITDA, Adjusted Gross Profit Margin, and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)
Net income (loss) attributable to controlling interests and available to common stockholders	$8,064	$(8,408)	$31,618	$16,349
Adjustments:
Interest expense, net	5,423	5,445	16,167	15,570
Amortization of deferred financing costs and note discount	4,895	275	10,342	735
Redemption costs for early extinguishment of debt	7,722	—	9,075	—
Income tax expense	4,397	22,765	18,185	38,779
Depreciation and accretion expense	18,949	16,890	56,892	49,056
Amortization of intangible assets	7,965	7,998	24,647	19,827
EBITDA	$57,415	$44,965	$166,926	$140,316

Add back:
Loss on disposal of assets	1,078	109	1,662	469
Other expense (income) (1)	1,665	(559)	(3,565)	(3,030)
Noncontrolling interests (2)	(428)	(474)	(1,192)	(1,429)
Stock-based compensation expense (3)	4,561	3,163	11,464	8,888
Acquisition-related expenses (4)	2,299	3,536	13,028	7,542
Other adjustments to cost of ATM operating revenues (5)	—	8,359	—	8,359
Other adjustments to selling, general, and administrative expenses (6)	—	—	—	446
Adjusted EBITDA	$66,590	$59,099	$188,323	$161,561
Less:
Interest expense, net (3)	5,416	5,421	16,139	15,490
Depreciation and accretion expense (3)	18,622	16,478	55,869	47,806
Adjusted pre-tax income	42,552	37,200	116,315	98,265
Income tax expense (7)	13,609	12,462	37,216	33,835
Adjusted Net Income	$28,943	$24,738	$79,099	$64,430

Adjusted Net Income per share	$0.65	$0.56	$1.79	$1.45
Adjusted Net Income per diluted share	$0.64	$0.55	$1.76	$1.44

Weighted average shares outstanding - basic	44,370,460	44,477,023	44,304,092	44,373,627
Weighted average shares outstanding - diluted	44,903,657	44,679,235	44,830,780	44,593,624

_______________

(1)	2014 amounts include non-recurring settlement gain of $4.8 million.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s 51% ownership interest in the Adjusted EBITDA of its Mexico subsidiary.
(3)	Amounts exclude 49% of the expenses incurred by the Company’s Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.
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

(6)	Adjustment to selling, general, and administrative expenses represents nonrecurring severance related costs associated with management of the Company’s U.K. operations.
(7)

Calculated using the Company’s estimated long-term, cross-jurisdictional effective cash tax rate of 32% for the three and nine months ended September 30, 2014, 33.5%  for the three months ended September, 30, 2013 and 35% for the six months ended June 30, 2013. The change in the estimated non-GAAP tax rate is attributable to an increased portion of the Company’s consolidated earnings occurring in lower tax rate jurisdictions.

Reconciliation of Gross Profit Margin to Adjusted Gross Profit Margin

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
	(In thousands)

Total revenues	$265,847	$—	$265,847	$228,819	$—	$228,819
Total cost of revenues (1)	176,178	—	176,178	160,269	(8,359)	151,910
Gross profit	$89,669	$—	$89,669	$68,550	$8,359	$76,909
Gross profit margin	33.7%		33.7%	30.0%		33.6%

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
	(In thousands)

Total revenues	$770,948	$—	$770,948	$634,541	$—	$634,541
Total cost of revenues (1)	513,881	—	513,881	431,668	(8,359)	423,309
Gross profit	$257,067	$—	$257,067	$202,873	$8,359	$211,232
Gross profit margin	33.3%		33.3%	32.0%		33.3%

_______________

(1)

Adjustment to cost of ATM operating revenues for the three and nine months ended September 30, 2013 is related to a nonrecurring charge related to retroactive property taxes on certain ATM locations in the U.K.

Calculation of Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Cash provided by operating activities	$46,189	$42,121	$103,060	$122,475
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(23,325)	(15,747)	(65,078)	(45,602)
Free cash flow (1)	$22,864	$26,374	$37,982	$76,873

_______________

(1)	Free Cash flow for the nine months ended September 30, 2013 included the collection of a $13.4 million insurance receivable.

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had $140.9 million in cash and cash equivalents on hand and $541.7 million in outstanding long-term debt.

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

We believe that our cash on hand and our current revolving credit facility will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months.  We expect to fund our working capital needs from cash flows generated from our operations and borrowings under our revolving credit facility, to the extent needed.  As we expect to continue to generate positive free cash flow in 2014 and beyond, we expect to repay the amounts outstanding under our revolving credit facility absent any acquisitions. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $103.1 million for the nine months ended September 30, 2014 as compared to $122.5 million during the same period in 2013.  The year over year decrease in net cash provided by operating activities is attributable to the collection of a $13.4 million insurance receivable in the first quarter of 2013 and certain working capital increases that are not expected to continue.

Investing Activities

Net cash used in investing activities totaled $73.9 million for the nine months ended September 30, 2014, compared to $232.6 million during the same period in 2013.  The decrease in net cash used in investing activities is primarily the result of increased capital additions due to organic growth projects, offset with a decrease in acquisition expenditures in 2014.

Anticipated Future Capital Expenditures.  We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in Recent Events and Trends – Capital Investments.  We currently expect that our capital expenditures for the remainder of 2014 will total approximately $35.0 million to $45.0 million, the majority of which will be utilized to purchase additional ATMs for our Company-owned accounts, to deploy ATMs at new merchant locations, for technology upgrades and compliance purposes and to enhance our existing devices with additional functionalities.  We expect such expenditures to be funded primarily through cash generated from our operations.  In addition, we will continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise.  Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility or other financing sources that may be available to us.

Sunwin Services Group Acquisition. On September 2, 2014, we announced the acquisition of SSG, a subsidiary of the Co-operative Group. SSG's primary business is providing secure cash logistics and ATM maintenance to the Co-op Food ATM estate.  This acquisition is subject to the satisfaction of certain closing conditions and is expected to close in the fourth quarter of 2014.

Welch ATM Acquisition.  On October 6, 2014, we acquired all the assets of Welch, an Illinois-based provider of ATM services to approximately 26,000 ATMs.  We will include results from Welch from the date of acquisition.

Financing Activities

Net cash provided by financing activities totaled $25.6 million and $113.6 million for the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, we repurchased the 2018 Notes and $6.7 million in capital stock associated with the surrender of shares by employees to satisfy their personal income tax obligations.    These cash outflows were offset by the net cash proceeds received from the 2022 Notes.

Financing Facilities

As of September 30, 2014, we had approximately $541.7 million in outstanding long-term debt, which was primarily comprised of: (1) $287.5 million of the Convertible Notes of which $223.2 million was recorded on our balance sheet net of the unamortized note discount, (2) $250.0 million of the 2022 Notes, (3) $68.2 million in borrowings under our revolving credit facility, and (4) $0.3 million in notes payable outstanding under equipment financing lines of Cardtronics Mexico.

Revolving Credit Facility.  As of September 30, 2014, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This revolving credit facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the Credit Agreement governing the revolving credit facility) and can be increased to up to $500.0 million under certain conditions and subject to additional commitments from the lender group.  In addition, the revolving credit facility includes a sub-limit of up to $30.0 million for letters of credit, a sub-limit of up to $25.0 million for swingline loans and a sub-limit of up to the equivalent amount of $125.0 million for loans in currencies other than U.S. Dollars.  The revolving credit facility has a termination date of April 2019.

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at our option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the our most recent Total Net Leverage Ratio (as defined in the Credit Agreement).  The margin for Alternative Base Rate loans varies between 0% to 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% to 2.25%. Swingline loans bear interest at the Alternate Base Rate plus a margin as described above. The alternative currency loans bear interest at the Adjusted LIBO Rate as described above.  Substantially all of our domestic assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our first-tier foreign subsidiaries, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of our material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. Additionally, no more than 40% of our Consolidated Adjusted EBITDA (as defined in the Credit Agreement) or the book value of the aggregate consolidated assets may be attributable to restricted subsidiaries that are not guarantors under the Credit Agreement.  There are currently no restrictions on the ability of our subsidiaries to declare and pay dividends to us.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the revolving credit facility require us to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00; (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00; and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no more than 1.50 to 1. Additionally, we are limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, we may generally make restricted payments so long as no event of default has occurred and is continuing and our total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of September 30, 2014, the weighted-average interest rate on our outstanding revolving credit facility borrowings was approximately 2.1%. Additionally, as of September 30, 2014, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.

As of September 30, 2014, we had approximately $304.7 million in available borrowing capacity under the $375.0 million revolving credit facility.

$200.0 Million 8.25% Senior Subordinated Notes due 2018. During the nine months ended September 30, 2014, the Company repurchased $20.6 million of the 2018 Notes in the open market.  In addition, the Company received tenders and consents from the holders of $64.0 million 2018 Notes pursuant to a cash tender offer.  Pursuant to the terms of these notes, the Company redeemed the remaining $115.4 million of notes outstanding on September 2, 2014 at a price of 104.125% and effectively retired all of these outstanding notes.

In connection with the retirement of the 2018 Notes, we recorded a $3.9 million pre-tax charge during the nine months ended September 30, 2014 to write off the unamortized deferred financing costs associated with the 2018 Notes, which are included in the Amortization of deferred financing costs and note discount line item in the accompanying Consolidated Statements of Operations. Additionally, the Company recorded a $9.1 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations in the nine months ended September 30, 2014.

$287.5 Million 1.00% Convertible Senior Notes due 2020.  In November 2013, we completed a private placement of $287.5 million in Convertible Notes that pay interest semi-annually at a rate of 1.00% per annum and mature on December 1, 2020.  There are no restrictive covenants associated with these Convertible Notes.  In connection with the Convertible Notes, we also entered into Note Hedges at a purchase price of $72.6 million, and sold Warrants for proceeds of $40.5 million, the net effect of which was to raise the effective conversion price of the Convertible Notes to $73.29.  We are required to pay interest semi-annually on June 1st and December 1st, and to make principal payments on the Convertible Notes at maturity or upon conversion.  We are permitted to settle any conversion obligation under the Convertible Notes, in excess of the principal balance, in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.  We intend to satisfy any conversion premium by issuing shares of our common stock.  For additional details, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 8. Long-Term Debt.

$250.0 Million 5.125% Senior Notes due 2022. On July 28, 2014, we issued the 2022 Notes pursuant an indenture dated July 28, 2014 among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February  1 and August 1 of each year, commencing on February 1, 2015.  As of September 30, 2014, we were in compliance with all applicable covenants required under the 2022 Notes.

Other Borrowing Facilities

Cardtronics Mexico Equipment Financing Agreements. Between 2007 and 2010, Cardtronics Mexico entered into several separate five-year equipment financing agreements with a single lender, of which two agreements have remaining balances as of September 30, 2014. These agreements, which are denominated in pesos and bear interest at an average fixed rate of 9.74%, were utilized for the purchase of ATMs to support the growth in our Mexico operations.  As of September 30, 2014,  approximately $4.1 million pesos ($0.3 million U.S.) were outstanding under the agreements, with any future borrowings to be individually negotiated between the lender and Cardtronics Mexico. Pursuant to the terms of the loan agreements, we have issued guarantees for 51.0% of the obligations under these agreements (consistent with our ownership percentage in Cardtronics Mexico).  As of September 30, 2014, the total amount of these guarantees was $2.1 million pesos ($0.2 million U.S.).

Cardtronics U.K. Overdraft Facility. Cardtronics U.K. has a £1.0 million overdraft facility. This overdraft facility, which bears interest at 1.0% over the Bank of England’s base rate (0.5% as of September 30, 2014) and is secured by a letter of credit posted under our revolving credit facility, is utilized for general corporate purposes for our U.K. operations.  The letter of credit we have posted that is associated with this overdraft facility reduces the available borrowing capacity under our corporate revolving credit facility discussed above.  As of September 30, 2014, there was $0.1 million outstanding under the overdraft facility.

New Accounting Standards

See Part I Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 16 New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2013 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2014, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,250	2.98%	October 1, 2014 – December 31, 2014
$1,300	2.84%	January 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense based on our average outstanding vault cash balances for the quarter ended September 30, 2014, (as we are invoiced monthly by the vault cash provider based on average balance outstanding) and assuming a 100 basis point increase in interest rates:

	Average Vault Cash Balance for the Quarter Ended September 30, 2014			Additional Interest Incurred on 100 Basis Point Increase (Excluding Impact of Interest Rate Swaps)			Additional Interest Incurred on 100 Basis Point Increase (Including Impact of All Interest Rate Swaps Currently under Contract)
	(Functional			(Functional			(Functional
	currency)		(U.S. dollars)	currency)		(U.S. dollars)	currency)		(U.S. dollars)
	(In millions)			(In millions)			(In millions)
United States		$1,895.8	$1,895.8		$19.0	$19.0		$6.5	$6.5
United Kingdom		£492.9	823.3		£4.9	8.2		£4.9	8.2
Germany		€46.6	61.7		€0.5	0.6		€0.5	0.6
Mexico	p$	98.2	7.5	p$	1.0	0.1	p$	1.0	0.1
Canada	c$	101.9	93.6	c$	1.0	0.9	c$	1.0	0.9
Total			$2,881.9			$28.8			$16.3

The table above does not reflect our ability to contractually pass on higher vault cash interest expense to certain of our merchants and financial institution partners, a portion of whom we have contractual rights to adjust payments to and from in the event of higher vault cash interest rates.  Our sensitivity to changes in interest rates in the U.K. is somewhat mitigated by the interchange rate setting methodology that impacts the majority of our U.K. interchange revenue.  Effectively, the interest rates and cash costs from approximately eighteen months prior are considered for determining the interchange rate (e.g. interest rates and other costs from 2012 are considered for determining the 2014 interchange rate).  As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with a lag.  We expect some growth in outstanding vault cash balances as a result of expected future business growth, and we may continue to seek ways to mitigate our exposure to floating interest rates by engaging in additional interest rate swaps in the future.

As of September 30, 2014, we had a net liability of $53.2 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Due to our determination that net deferred tax assets are realizable in the future, we record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

As of September 30, 2014, we did not have any outstanding derivative financial instruments to hedge our variable interest rate exposure in the U.K., Mexico, Germany or Canada.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $68.2 million outstanding under our revolving credit facility as of September 30, 2014, an increase of 100 basis points in the underlying interest rate would have had a $0.5 million impact on our interest expense in the nine months then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. As of September 30, 2014, this accumulated translation loss totaled approximately $22.4 million compared to approximately $18.4 million as of December 31, 2013.

Our consolidated financial results were not materially impacted by the change in value of the British pound, Euro, Mexican peso, or Canadian dollar relative to the U.S. dollar during the three months ended September 30, 2014 compared to the prior year period. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Canadian dollar or Mexican peso the effect upon our consolidated operating income would have been immaterial for the nine months ended September 30, 2014.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of September 30, 2014, the intercompany payable balance from our U.K. operations to our U.S. parent company denominated in U.S. dollars totaled $105.0 million, of which $98.6 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of September 30, 2014, the effect upon our Consolidated Statements of Operations would be approximately $9.8 million.  However, we manage the majority of this risk by borrowing in British pounds through the third-party credit facility in our U.S. operations. This structure effectively manages our foreign currency exposure of these short-term designated intercompany balances as currency gains or losses in the intercompany borrowings are largely offset by currency gains or losses on our third party borrowings.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2014:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of a Publicly	that may Yet be Purchased
Period	Shares Purchased (1)	Paid Per Share (2)	Announced Plan or Program	Under the Plan or Program (3)
July 1 – 31, 2014	1,498	$34.12	—	$—
August 1 – 31, 2014	6,981	$38.06	—	$—
September 1 – 30, 2014	6,245	$35.56	—	$—

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

0

CARDTRONICS, INC.

October 29, 2014	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

October 29, 2014	/s/ E. Brad Conrad
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

4.1

Indenture, dated as of July 28, 2014, by and among Cardtronics, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on July 30, 2014, SEC File No. 001-33864).

4.2

Form of 5.125% Senior Note due 2022 (incorporated herein by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Current Report on Form 8-K filed by Cardtronics, Inc. on July 30, 2014, SEC File No. 001-33864).

4.3

Registration Rights Agreement, dated as of July 28, 2014, by and among Cardtronics, Inc., the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Cardtronics, Inc. on July 30, 2014, SEC File No. 001-33864).

10.1*

Amended and Restated Credit Agreement, dated April 24, 2014, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, Bank of America, N.A., as Syndication Agent and Wells Fargo Bank, N.A. as Documentation Agent.

10.2*

First Amendment to Amended and Restated Credit Agreement, dated July 11, 2014, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3*	Purchase Agreement, dated July 21, 2014, by and among WSILC, L.L.C., RTW ATM, LLC, C.O.D., LLC and WG ATM, LLC and their Members and Cardtronics USA, Inc.
31.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed herewith.

** Furnished herewith.