Form 10-K
period 2014-12-31
CARDTRONICS INC
filed 2015-02-24
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

Commission File Number: 001-33864

_______________________________

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of common stock held by non-affiliates as June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported last sale price of common stock on that date:  $1,495,458,277.

Number of shares outstanding as of February 20, 2015: 44,806,955 shares of Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS, INC.

TABLE OF CONTENTS

		Page
Cautionary Statement Regarding Forward-Looking Statements		1
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	24
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures	97
Item 9B.	Other Information	98
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	99
Item 11.	Executive Compensation	99
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
Item 13.	Certain Relationships and Related Transactions, and Director Independence	99
Item 14.	Principal Accounting Fees and Services	99
PART IV
Item 15.	Exhibits, Financial Statement Schedules	100
Signatures		101

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics, Inc. and/or our subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “2014 Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by the use of the words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements are those described in: Part I, Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2014 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of December 31, 2014, we were the world’s largest retail ATM owner, providing services to approximately 110,200 devices throughout the United States (“U.S.”) (including the U.S. territories of Puerto Rico and the U.S. Virgin Islands), the United Kingdom (“U.K.”), Germany, Canada, and Mexico. During 2014, 68.5% of our total revenues were derived from our operations in the U.S., 27.7% from our operations in Europe, and 3.8% from our operations in other international locations. In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the number of devices in our network as of December 31, 2014 were approximately 32,000 ATMs to which we provided various forms of managed services. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee or fee per service provided.

We often partner with large, nationally and regionally-known retail merchants under multi-year contracts to place our ATMs and kiosks within their store locations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn increases the likelihood that our devices will be utilized. We also own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks, as well as to ATMs owned and operated by third-parties.

We generally deploy and operate devices under three distinct arrangements with our retail partners: Company-owned ATM placements, merchant-owned ATM placements, and managed services. Under Company-owned arrangements, we provide the physical device (ATM) and are typically responsible for all aspects of its operations, including transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. Under merchant-owned arrangements, the retail merchant or an independent distributor owns the device and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks. We also offer various forms of managed services, depending on the needs of our customers. Each managed services arrangement is a customized ATM management solution that can include any combination of the following services: monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. As of December 31, 2014, 49% of our devices operated were Company-owned, 22% were merchant-owned and 29% of our devices were operated under a managed services solution. Each of the arrangement types described above are attractive to us, and we plan to continue growing our revenues under each arrangement type.

In addition to our retail merchant relationships, we also partner with leading national financial institutions to brand selected ATMs and financial services kiosks within our network, including Citibank, N.A., Santander Bank, N.A., PNC Bank, N.A., and Frost Bank, in the U.S., The Bank of Nova Scotia (“Scotiabank”) in Canada, Mexico, and Puerto Rico, Grupo Financiero Banorte, S.A. de C.V. in Mexico, and Canadian Imperial Bank of Commerce (“CIBC”) in Canada. As of December 31, 2014, approximately 22,800 of our devices were under contract with 413 financial institutions to place their logos on those machines, and to provide convenient surcharge-free access for their banking customers.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. Allpoint includes a majority of our ATMs in the U.S., and a number of locations in the U.K., Canada, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Our revenues are recurring in nature, and historically have been derived primarily from convenience transaction fees, which are paid by cardholders, and transaction fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the devices serving their customers and the connectivity to the applicable EFT network that transmits data between the device and the cardholder’s financial institution. Other revenue sources include: (1) branding our devices with the logos of leading national and regional banks and other financial institutions, (2) providing managed services solutions to retailers and financial institutions, (3) collecting fees from financial institutions that participate in our Allpoint surcharge-free network, and (4) selling ATM-related equipment and other ancillary services.

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

Since May 2001, we have acquired 26 ATM portfolios, which expanded our operations both domestically and internationally in multi-unit retail chains and individual merchant locations. We have also made other strategic acquisitions including the acquisition of Allpoint, our surcharge-free network, i-design group plc (“i-design”), a Scotland-based provider and developer of marketing and advertising software and services for ATM owners, and more recently in November 2014, Sunwin Services Group (“Sunwin”), a U.K. based provider of secure cash logistics, ATM maintenance, and other services.

From 2001 to 2014, the total number of annual transactions processed within our network increased from approximately 19.9 million to approximately 1.13 billion.

Additional Company Information

General information about us can be found on our website at http://www.cardtronics.com. We file annual, quarterly, and current reports as well as other information electronically with the SEC under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also request an electronic or paper copy of our SEC filings at no cost by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042; (832) 308-4000. Information on our website is not incorporated into this 2014 Form 10-K or our other securities filings.

Our Strategy

Our strategy is to leverage the expertise and scale we have built in our two largest markets, the U.S. and U.K., to continue to expand in those markets as well as to drive expansion into new international markets in order to enhance our position as a leading provider of automated consumer financial services. To do so, we will continue to partner with leading financial institutions and retailers to expand our network of conveniently located ATMs and financial services kiosks.  Additionally, we will seek to deploy additional products and services that will further incentivize consumers to utilize our network of devices.  In order to execute this strategy, we endeavor to:

Increase our Number of Deployed Devices with Existing and New Merchant Relationships. We believe that there are opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale position us to successfully market to, and enter into long-term contracts with, additional leading merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers positions us to expand into international locations where these existing partners have operations.

Expand our Relationships with Leading Financial Institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage these offerings to attract additional financial institutions as customers. Our services currently offered to financial institutions include branding our ATMs with their logos, on-screen advertising and content management, providing remote deposit capture, providing surcharge-free access to their customers through our Allpoint network, and providing managed services for their ATM portfolios. Our EFT transaction processing capabilities provide us with the ability to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services that we are able to offer to financial institutions. We also plan to continue growing the number of machines and financial institutions participating in our Allpoint network, which drives higher transaction counts and profitability on our existing ATMs and increases our value to the retailers where our ATMs are located through increased foot traffic.

Work with Non-Traditional Financial Institutions and Card Issuers to Further Leverage our Extensive ATM and Financial Services Kiosk Network. We believe that there are opportunities to develop or expand relationships with non-traditional financial institutions and card issuers, such as reloadable prepaid card issuers and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their new card offerings. Additionally, we believe that many of the prepaid debit card issuers that exist today in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored-value prepaid debit cards to provide the customers of these issuers with convenient and surcharge-free access to cash.

Increase Transaction Levels at our Existing Locations. We believe that there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding, we have developed and are continuing to develop new initiatives to potentially drive incremental transactions to our existing ATM locations. Examples of this effort are our 2011 acquisition of LocatorSearch, which helps consumers find our ATMs, and the launch of FeeAlert in the third quarter of 2012, which enables financial institutions to help their customers save money by steering them toward nearby in-network ATMs and away from ATM fees. We also have developed data analysis technology that we refer to as SightLine to analyze the transaction patterns at our various ATMs, which we believe has value to retailers and financial institutions alike by enabling them to better understand their customers’ behavior. We are also developing additional and broader programs to steer the cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons, rewards, and other offers that tend to provide motivation for customers to visit our ATMs within our existing retail footprint. While we are in various stages of developing and implementing many of these programs, we believe that these programs, when properly structured, can serve to benefit each party (i.e. the retailer, the financial institution, and the cardholder.) These various initiatives are intended to drive increased transaction volumes, which would in turn drive increased revenues to us and would also be beneficial to our retail and financial institution partners.

Develop and Provide Additional Services at our Existing ATMs. Service offerings by ATMs continue to evolve over time. Certain ATM models are capable of providing numerous automated consumer financial services, including check cashing, remote deposit capture, money transfer, bill payment services, and stored-value card reload services. Certain of our devices are capable of, and currently provide, these types of services. We believe these additional consumer financial services offered by our devices, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide convenient broader financial services to their customers at well-known retail locations. We also allow advertisers to place their messages on our ATMs equipped with advertising software in the U.S., Canada and the U.K. Offering additional services at our devices, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to develop additional products and services that can be delivered through our existing ATM network.

Pursue Additional Managed Services Opportunities. Over the last several years, we significantly expanded the number of ATMs that are operated under our managed services arrangement type.  Under this arrangement, retailers and financial institutions generally pay us a fixed management fee per ATM and/or a set fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees under this arrangement are generally earned by the retailer or the financial institution rather than by us. As a result, in this arrangement type, our revenues are partly protected from fluctuations in transaction levels of these machines and changes in surcharge or network interchange rates. We plan to continue pursuing additional managed services opportunities with leading merchants and financial institutions in the markets in which we operate.

Pursue Acquisition Opportunities. We have historically generated a large part of our growth through acquisitions, and expect to continue to pursue select acquisition opportunities in the future. Since 2011, we have completed several acquisitions including the acquisitions of: (1) eight domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S. by approximately 57,950 ATMs, inclusive of our acquisition of Welch ATM (“Welch”) in 2014, (2) two Canadian ATM operators for a total of approximately 1,400 ATMs, which allowed us to enter into and expand our international presence in Canada, (3) Cardpoint Limited (“Cardpoint”) in August 2013, which further expanded our U.K. ATM operations by approximately 7,100 ATMs and also allowed us to enter into the German market with approximately 800 ATMs and (4) Sunwin in November of 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate approximately 1,950 existing high-transacting ATMs located at Co-op Food stores and the opportunity to install and operate new ATMs in up to 800 stores that do not currently have ATMs. In addition to ATM acquisitions, we have also made strategic acquisitions including (1) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek, and (2) i-design in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators.

Pursue International Growth Opportunities. We have invested significant amounts of capital in our U.K., Canada, and Mexico businesses, and we plan to continue to grow our business in these markets, as well as in the recently entered German market, applying many of the aforementioned strategies. Additionally, we expect to expand our operations into selected other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market, and other risks associated with international expansion.

For additional information on items that may impact our strategy, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Developing Trends in the ATM and Financial Services Industry.

Our Products and Services

Under our Company-owned arrangement type, we typically provide our merchant customers with all of the services required to operate ATMs and financial services kiosks, which include monitoring, maintenance, cash management, customer service, and transaction processing. We believe our merchant customers value our high level of service and our 24-hour per day monitoring and accessibility. In connection with the operation of our devices under our traditional ATM services model, we generate revenue on a per-transaction basis from the surcharge fees charged to cardholders for the convenience of using our devices and from interchange fees charged to these cardholders’ financial institutions for processing the related transactions conducted on those devices. As further described below, we also earn revenues on these devices based on our relationships with certain financial institutions and our Allpoint network.

Under our merchant-owned arrangement type, we typically provide transaction processing services, certain customer support functions, and settlement services. We generally earn interchange revenue on a per transaction basis in this arrangement. In some cases, the surcharge is earned completely by the merchant, in which case our revenues are derived solely from interchange revenues. In other arrangements, we also share a portion of the surcharge revenues with the merchant.

For ATMs under managed services arrangements, we typically receive a fixed monthly management fee and/or fixed rate per transaction in return for providing the agreed-upon service or suite of services. We do not generally receive surcharge and interchange fees in these arrangements, but rather those amounts are earned by our customer.

We also receive other revenues, such as dynamic currency conversion fees, on-screen advertising fees, and other transaction fees, across our various arrangement types.

The following table provides detail relating to the number of devices we owned and operated under our various arrangements as of December 31, 2014:

	ATM Operations
	Company- Owned	Merchant- Owned	Subtotal	Managed Services	Total
Number of devices at period end	53,436	24,781	78,217	31,989	110,206
Percentage	48.5%	22.5%	71.0%	29.0%	100.0%

We have found that the primary factor affecting transaction volumes at a given ATM or financial services kiosk is its location. Therefore, our strategy in deploying our devices, particularly those placed under Company-owned arrangements, is to identify and deploy them at locations that provide high visibility and high retail transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores and a combination of convenience stores and gas stations, grocery stores, drug stores, transportation hubs (e.g., airports), and other major regional and national retail outlets. We have entered into multi-year agreements with many well-known merchants, including 7-Eleven, Inc. (“7-Eleven”), CVS Caremark Corporation (“CVS”), Cumberland Farms, Inc., Hess Corporation, The Kroger Co., HEB Grocery Company, L.P., The Pantry, Inc. (“Pantry”), Safeway, Inc., Bi-Lo Holdings, LLC, Speedway LLC (“Speedway”), Sunoco, Inc., Target Corporation, Valero Energy Corporation (“Valero”), Rite Aid Corporation, and Walgreen Co. (“Walgreens”) in the U.S.; Bank of Ireland Group, BP p.l.c., BT Group plc, Martin McColl Ltd., Network Rail Infrastructure Limited, Royal Dutch Shell plc, Southern Railway Ltd., Tates Ltd., Waitrose Ltd., Welcome Break Holdings Ltd., and Co-op Group in the U.K.; Cadena Comercial OXXO S.A. de C.V. in Mexico; and 7-Eleven as well as Suncor Energy’s retail and wholesale marketing brand (“Petro-Canada”) in Canada.

We generally operate our ATMs and kiosks under multi-year contracts that provide a recurring and stable source of revenue and typically have an initial term of five to seven years. As of December 31, 2014, our contracts with our top five merchant customers (based on 2014 pro-forma revenues) accounted for 31% of our pro-forma revenues and had a weighted average remaining life of 2.7 years.

Additionally, we enter into arrangements with financial institutions to brand certain of our Company-owned ATMs with their logos. These branding arrangements allow a financial institution to expand its geographic presence for a fraction of the cost of building a branch location and typically for less than the cost of placing one of its own ATMs at that location. These arrangements allow a financial institution to rapidly increase its number of branded ATM sites and improve its competitive position. Under these arrangements, the branding institution’s customers are allowed to use the branded ATMs without paying a surcharge fee to us. In return, we receive monthly fees on a per-ATM basis from the branding institution, while retaining our standard fee schedule for other cardholders using the branded ATMs. In addition, our branded machines typically generate higher interchange revenue as a result of the increased usage of our ATMs by the branding institution’s customers and others who prefer to use a bank-branded ATM. In 2013, we introduced a new approach to bank branding by launching “preferred branding,” where additional financial institutions (aside from the “principal branding” partner on the ATM) can add their logos to the ATM’s screen and safe door. We intend to continue pursuing additional branding arrangements as part of our growth strategy. As of December 31, 2014, we had bank branding on approximately 22,800 ATMs with 413 financial institutions including Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc., BBVA Compass Bancshares, Inc., Santander Bank, N.A., and PNC Bank, N.A. in the U.S.; Bansí, S.A. Institución de Banca Multiple (“Bansi”) and Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) in Mexico; and The Bank of Nova Scotia (“Scotiabank”) and Canadian Imperial Bank of Commerce (“CIBC”) in Canada.

In addition to our bank branding arrangements, we offer financial institutions another type of surcharge-free program through our Allpoint nationwide surcharge-free ATM network. Under the Allpoint network, financial institutions who are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to ATMs in the Allpoint network, which includes ATMs throughout the U.S., U.K., Mexico, Canada, and Puerto Rico. We believe our Allpoint network offers an attractive alternative to financial institutions that lack their own extensive ATM network.

For additional information on the amount of revenue contributed by our various service offerings, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –  Components of Revenues,  Costs of Revenues, and Expenses – Revenues.

Segment and Geographic Information

As of December 31, 2014, our operations consisted of our U.S., Europe, and Other International segments. Our U.S. segment includes our operations in all 50 states, Puerto Rico and the U.S. Virgin Islands, and accounted for approximately 68.5% of our total revenues for the year ended December 31, 2014. Our Europe segment includes our operations in the U.K. and Germany, and accounted for approximately 27.7% of our total revenues for the year ended December 31, 2014. Our Other International segment includes our operations in Mexico and Canada, and accounted for approximately 3.8% of our total revenues for the year ended December 31, 2014. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately, as they require different marketing and business strategies.

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

Sales and Marketing

In the U.S., our sales and marketing teams are organized by customer type. We have a team principally focused on developing new relationships with national, regional, and local merchants as well as building and maintaining relationships with our existing merchants and ATM distributors. In addition to the merchant-focused sales and marketing group, we have a sales and marketing group that is focused on developing and managing our branding relationships with financial institutions. Finally, we have a sales and marketing team that is focused on developing and managing our Allpoint relationships with financial institutions and stored-value debit card issuers, as we look to expand the types of services that we offer to such institutions. Our sales and marketing teams also focus on identifying potential managed services opportunities with financial institutions and retailers alike. Additionally, we maintain sales teams in each of the international markets in which we currently operate.

In addition to targeting new business opportunities, our sales and marketing teams support our customer retention and growth initiatives by building and maintaining relationships with our established and recently-acquired merchants. We seek to identify growth opportunities within each merchant account by analyzing the merchant’s sales at each of its locations. We also analyze foot traffic and various demographic data to determine the best opportunities for new ATM and financial services kiosk placements, as well as the optimum drivers for increasing same-store ATM transactions that will positively impact merchant point-of-sale (“POS”) levels. The employees that focus on sales are typically compensated with a combination of incentive-based compensation and base salary.

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

Transaction Processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors and systems, as well as developed internal professional staff to optimize the performance of our network. In 2006, we implemented an EFT transaction processing operation, which is based in Frisco, Texas. This operation enables us to process and monitor transactions on our devices and to control the flow and content of information appearing on the screens of such devices. We have also implemented new products and services such as currency conversion services and have introduced targeted marketing campaigns through on-screen advertising. As with our existing network operation, we have carefully selected support vendors and developed internal professional staff to help provide sophisticated security analysis and monitoring 24 hours a day to ensure the continued performance of our ATMs. With our acquisitions of ATM portfolios over the past few years, we are actively converting the transaction processing of the acquired ATMs to our in-house solution as previous contractual processing relationships expire or are terminated.

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

Product Development.  In recent years we have made investments to develop new technology which we anticipate will drive transaction volume at our ATMs. In March 2013, we acquired i-design, a Scotland-based company providing technology and services for ATM operators to enable custom screens, graphical receipt content, advertising and marketing data capture on the ATM. We expect to continue to grow and leverage the products and services of this business within our own network of ATMs and with select external parties.  A number of products that have been under development are in various stages of pilot and rollout, including FeeAlert, which allows financial institutions to direct their customers to our surcharge-free ATMs for future transactions when they pay a surcharge at an ATM; Allpoint Deposits, a new capability for Allpoint member customers to make check image-deposits and cash deposits into select Cardtronics advanced functionality ATMs; and the ALLTM, a new ATM concept with a digital screen atop the ATM in a vibrant structure that provides users with access to special retail coupons and special offers digitally through their mobile phone.

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

In the U.K., we operate our own armored courier operation, Green Team Services Limited (“Green Team”) and recently further expanded this internal capability through the acquisition of Sunwin in November 2014. As of December 31, 2014, this operation was servicing over 9,500 of our ATMs in the U.K.

Customer Service. We believe one of the factors that differentiates us from our competitors is our customer service responsiveness and proactive approach to managing any downtime experienced by our devices. We use an advanced software package that monitors the performance of our devices 24 hours a day for service interruptions and notifies our maintenance engineers and vendors for prompt dispatch of necessary service calls.

Finally, we use proprietary software systems to maintain a database of transactions made on, and performance metrics for, each of our devices. This data is aggregated into individual merchant customer profiles that are readily accessible by our customer service representatives and managers. We believe our proprietary databases enable us to provide superior quality and accessible and reliable customer support, along with information on trends that is valuable to our retail and financial institution partners.

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

EFT Network Services. Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amount paid to us. We attempt to maximize the utility of our ATMs to cardholders by participating in as many EFT networks as practical. Additionally, we own the Allpoint network, the largest surcharge-free network in the U.S. Having this network further enhances our ATM utility by providing certain cardholders surcharge-free access to our ATMs, as well as allowing us to receive network-related economic benefits such as receiving additional transaction-based revenue and setting interchange rates on transactions over this network.

Equipment. We purchase substantially all of our ATMs from a number of global ATM manufacturers, including NCR, Diebold, Triton, and Hyosung. The large quantity of machines that we purchase from these manufacturers enables us to receive favorable pricing and payment terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed about product updates and to receive prompt attention for any technical problems with purchased equipment. The favorable pricing we receive from these manufacturers also allows us to offer certain of our customers an affordable solution to replace their ATMs to be compliant with new regulatory requirements as they arise.

Although we currently purchase the majority of our devices from NCR, we regularly purchase devices from other suppliers.  In the event of a device supply shortage from one supplier, we can shift purchases to another supplier.

Maintenance. We typically contract with third-party service providers for on-site maintenance services, except for in the U.K., where maintenance services are mostly performed by our in-house technicians.

Cash Management. We obtain cash to fill our Company-owned devices, and in some cases merchant-owned and managed services ATMs, under arrangements with various cash providers. We pay a monthly fee based on the average amount outstanding to our primary vault cash providers under a formula, which is generally based on various benchmark interest rates such as London Interbank Offered Rates (“LIBOR”). In the significant majority of cases, beneficial ownership of the cash is retained by the cash providers, and we have no right to the cash and no access except for those ATMs that are serviced by our wholly-owned armored courier operations in the U.K. While our U.K. armored courier operations have physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. We also contract with third-parties to provide us with certain cash management services, which varies by geography, which may include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, and claims processing with armored couriers, financial institutions, and processors.

For the quarter ended December 31, 2014, we had an average of approximately $1.9 billion in cash in our domestic ATMs under these arrangements, with Bank of America, N.A. (“Bank of America”), Wells Fargo, N.A. (“Wells Fargo”), Elan (which is a business of U.S. Bancorp),  and Capital One Financial Corp. (“Capital One”). In the U.K. and Germany, the average balance of cash held in our ATMs was $968.1 million for the quarter ended December 31, 2014, which was primarily supplied by The Santander Group and Barclays. For the quarter ended December 31, 2014, our average vault cash balances in Mexico and Canada, totaled approximately $103.7 million. For additional information on our vault cash agreements and the related risks, see Item 1A. Risk Factors – We rely on third-parties to provide us with the cash we require to operate many of our devices. If these third-parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.

The vault cash that we are contractually responsible for in all of the jurisdictions in which we operate is insured up to certain per location loss limits and subject to per incident and annual aggregate deductibles through a syndicate of multiple Lloyd’s of London and U.S.-based underwriters.

Cash Replenishment. We contract with armored courier services to transport and transfer most of the cash to our devices. We use leading third-party armored couriers in all of our jurisdictions except for in the U.K., where we primarily utilize Green Team and Sunwin, our own armored courier operations. Under these arrangements, the armored couriers pick up the cash in bulk, and using instructions received from us and our cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM by either adding additional cash into a cassette or by swapping out the remaining cash for a new fully loaded cassette, and then balance each machine and provide cash reporting to the applicable cash provider. Green Team and Sunwin currently provide cash replenishment services to over 9,500 of our ATMs in the U.K..

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

The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of Company-owned devices, the contract terms vary, but typically include the following:

•	a multi-year term, typically five to seven years;

•	exclusive deployment of devices at locations where we install a device;

•	the right to increase surcharge fees, with merchant consent required in some cases;

•

in the U.S., our right to terminate or remove devices or renegotiate the fees payable to the merchant if surcharge fees or interchange fees are reduced or eliminated as a result of regulatory action; and

•	provisions that make the merchant’s fee dependent on the number of device transactions.

Our contracts under merchant-owned arrangements typically include similar terms, as well as the following additional terms:

•	in the U.S., provisions prohibiting in-store check cashing by the merchant and, in the U.S. and the U.K., the operation of any other cash-back devices; and

•	provisions requiring the merchant to operate the ATMs at any time its stores are open for business.

Finally, our managed services contracts are tailored to the needs of the merchant and therefore vary in scope and terms. Under these types of arrangements, our customers determine the location, the surcharge fee, and the services offered while we typically receive a fixed management fee on a per machine basis and/or a fixed rate per transaction.

7-Eleven in the United States is the largest merchant customer in our portfolio, representing approximately 17.5% of our pro forma revenues for the year ended December 31, 2014. The underlying merchant agreement with 7-Eleven, which had an initial term of 10 years from the effective date of the acquisition, expires in July 2017 unless it is renewed or extended. We are currently in discussions with 7-Eleven about an extension or replacement contract. After 7-Eleven, our next four largest merchant customers (based on revenues) during 2014 were CVS, Walgreens, Speedway, and Pantry, none of which individually generated in excess of 5% of our pro forma revenues in 2014. Our pro forma revenues for 2014 were calculated based on actual 2014 revenues plus an estimate of the revenues from our late 2014 acquisitions for the period of time during the year that they were not included in our reported results. For a discussion of the risks associated with our customer mix, see Item 1A. Risk Factors – We derive a substantial portion of our revenue from devices placed with a small number of merchants. If one or more of our top merchants were to suffer a material deterioration of their business and cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.

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

Competition

Historically, we have competed with financial institutions and other independent ATM deployers (commonly referred to as “IADs”) for additional ATM placements, new merchant accounts, branding, and acquisitions. However, we also have established relationships with leading national and regional financial institutions through our bank branding program and our Allpoint network. Both of these programs can be cost-efficient alternatives to banks and other financial service providers in lieu owning and operating extensive ATM networks. We believe the scale of our extensive network, our EFT transaction processing services and our focus on customer service provide us with competitive advantages for providing services to leading financial institutions.  However, our devices do compete with the devices owned and operated by financial institutions and other IADs for underlying consumer transactions. In certain merchant location types with very high foot traffic, such as airports or major train stations, large arenas or stadiums, we often will see competition from large financial institutions as the institutions may contemplate utilizing such locations for marketing and advertising purposes and in some cases are willing to subsidize the operations of the ATM.

Through our Allpoint surcharge-free network, we have significantly expanded our relationships with local and regional financial institutions as well as large issuers of stored-value debit card programs. With regard to our Allpoint network, we encounter competition from other organizations’ surcharge-free networks who are seeking to both sell their network to retail locations and offer surcharge-free ATM access to issuers of stored-value debit cards, as well as smaller financial institutions that lack large ATM footprints.

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

We also compete for acquisition opportunities in each of the markets in which we operate. Acquisitions have been a consistent part of our strategy and we expect to continue to seek acquisition opportunities in our existing markets and new markets. Typically competition for acquisitions is from other IADs, financial service or payments businesses, or private equity sponsors for ATM portfolios.

We also face indirect competition from alternative payment mechanisms, such as smart phones. While we have not experienced or been able to detect significant direct effects from alternative payment sources on our transaction volumes to date, expansion in electronic payment forms such as Apple Pay, could cause reduced demand for cash at merchant locations, and we expect to continue to face competition from emerging payments technology in the future.

Government and Industry Regulation

Our principal business, ATM network ownership and operation, is subject to government (federal, state or local) regulation and industry regulations. Our failure to comply with applicable laws and regulations could result in restrictions on our ability to provide our products and services in such jurisdictions, as well as the imposition of civil fines. Recent regulatory matters that have impacted our operations or are expected to impact us in the future are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events, including financial regulatory reform in the U.S., the Europay, MasterCard, Visa (“EMV”) standard financial regulatory reform in the U.K. and the European Union including the establishment of new governmental agencies, and other matters.

Risk Management

We have adopted a formalized Enterprise Risk Management (“ERM”) program that seeks to identify and manage the major risks we face.  The major risks are prioritized and assigned to a member of the management team who develops mitigation plans, monitors the risk activity, and is responsible for implementation of the mitigation plan, if necessary.  The risks, plans, and activities are monitored by our management team and Board of Directors on a regular basis.

Employees

As of December 31, 2014, we had approximately 2,683 employees, 389 of which were represented by a union or covered by a collective bargaining agreement. We currently believe our relationships with employees represented by unions are good and we have not experienced any work stoppages.

ITEM 1A. RISK FACTORS

Risks associated with our industry

The proliferation of payment options other than cash, including credit cards, debit cards, stored-value cards, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The U.S. and other developed markets have seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, some merchants offer free cash back at the point-of-sale (“POS”) for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. According to the Nilson Report issued in December 2014, the percentage of cash transaction counts in the U.S. declined from approximately 33% of all payment transactions in 2008 to approximately 28% in 2013, with declines also seen in check and credit usage as debit and stored-value card transactions increased. However, in terms of absolute dollar value, the volume of cash used in payment transactions actually increased from $1.5 trillion in 2008 to $1.6 trillion in 2013. While we saw an increase in the number of cash withdrawal transactions conducted on our domestic ATMs over the past several years, in part due to the proliferation of stored-value cards, thus implying continued demand for convenient and reliable access to cash, we have seen a lower transaction growth rate in recent periods. Additionally, the continued growth in electronic payment methods could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology and adoption of such technology such as Apple Pay or Square® mobile payment technology, virtual currencies such as Bitcoin, or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and negatively impact our transaction volumes in the future.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Interchange fees, which represented approximately 34% of our total ATM operating revenues for the year ended December 31, 2014, are in some cases set by the various EFT networks through which transactions conducted on our devices are routed, and typically vary from one network to the next. As of December 31, 2014, approximately 5% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have limited influence or where we have no ability to offset pricing changes through lower payments to merchants. Approximately 15% of our total ATM operating revenues during the year ended December 31, 2014 were derived from interchange revenues from our U.K. operation, where the significant majority of the interchange revenues we earn are based on rates set by the major interbank network in that market, LINK, based on an annual cost-based study performed by an independent third-party organization. The remainder of reported interchange revenue reflects transaction-based revenues whereby we have contractually agreed to the rate with a financial institution or network. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, our future transaction revenues could decline.

In past years, certain networks have reduced the net interchange rates paid to ATM deployers for ATM transactions in the U.S. routed across their debit networks through a combination of reducing the transaction rates charged to financial institutions and higher per transaction fees charged by the networks to ATM operators. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from some networks to take advantage of the lower pricing offered by other networks, resulting in  lower net interchange rates per transaction to us.

Additionally, some consumer groups in the U.S. have expressed concern that consumers using an ATM may not be aware that, in addition to paying the surcharge fee that is disclosed to them at the ATM, their financial institution may also assess an additional fee to offset any interchange fee assessed to the financial institution by the EFT networks with regard to that consumer’s transaction. These fees are sometimes referred to as “foreign bank fees” or “out of network fees.” While there are currently no pending legislative actions calling for limits on the amount of interchange fees that can be charged by the EFT networks to financial institutions for ATM transactions or the amount of fees that financial institutions can charge to their customers to offset their interchange expense, there can be no assurance that such legislative actions will not occur in the future. Any potential future network or legislative actions that affect the amount of interchange fees that can be assessed on a transaction may adversely affect our revenues.

Finally, interchange rates in the U.K., most of which are set by LINK, using a cost-based methodology that incorporates average operating costs, interest rates, and cash costs from two years back (i.e., average operating costs, interest rates, and other costs from 2013 are considered for determining the 2015 interchange rate) can vary year-to-year based on the output of the cost-based study. We have seen this LINK rate move both up and down based on the results of the cost study. While over time, we think this methodology generally enables us to recover our costs and earn a reasonable profit margin, large spikes in costs within a particular time period could adversely impact our profitability in this market as the interchange rates are currently fixed on a calendar year basis.  In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands.  Transactions conducted on our ATMs from these cards, which currently represent less than 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively.  The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK.  Accordingly, if any major financial institutions in the U.K. were to decide to leave the LINK network in favor of Visa or MasterCard, such a move could further reduce the interchange revenues that we receive from the related withdrawal transactions conducted on our ATMs in that market.

We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.

With its initial roots in the banking industry, the U.S. ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the U.S. ATM industry is periodically proposed at the state and local level. In past years, certain members of the U.S. Congress called for a re-examination of the interchange and surcharge fees that are charged for an ATM transaction, although no legislation was passed relative to that matter. As a part of the Dodd-Frank Act, the Consumer Financial Protection Bureau was created, and it is possible that this governmental agency could enact new or modify existing regulations that could have a direct or indirect impact on our business. For further discussion on this topic, see the risk factor below entitled: The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

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

In the U.K., the ATM industry is largely self-regulating. Most ATMs in the U.K. are part of the LINK network and must operate under the network rules set forth by LINK, including complying with rules regarding required signage and screen messages. However, in March 2013, the U.K. Treasury department issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. The new PSR will become active in April 2015.  We are currently uncertain of the effect the new regulator will have on LINK, its rules and its interchange rate setting process, or on our business.

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

We are also subject to various regulations in other jurisdictions that we operate in, including Germany, Mexico and Canada. Legislation proposed in any of the jurisdictions that we operate in, or adverse changes in the laws that we are subject to, may materially affect our business through the requirement of additional expenditures to comply with that legislation. We will continue to monitor all such legislation and attempt, to the extent possible, to prevent the passage of such laws that we believe are needlessly burdensome or unnecessary. If regulatory legislation is passed in any of the jurisdictions in which we operate, we could be required to make substantial expenditures which would reduce our net income.

On December 4, 2007, the U.S. District Court for the District of Massachusetts (“District Court”) granted final approval of a class action settlement agreement (“Settlement Agreement”)  in regard to Civil Action No. 03-11206-NMG (the “Lawsuit”) wherein the National Federation of the Blind, the Commonwealth of Massachusetts, et. al. and certain individuals (“Class Members”) representing a class of similarly situated persons (collectively the "Plaintiffs") sought to require, among other things, that ATMs deployed by Cardtronics be voice-guided.

The parties subsequently had a number of disputes concerning performance of the Settlement Agreement by Cardtronics. The parties ultimately resolved these disputes through a revised agreement called a Remediation Plan, which was granted final approval by the Court on November 3, 2010. The Remediation Plan extended some of the deadlines in the Settlement Agreement and also obligated Cardtronics to install customized voice-guidance software on the vast majority of its owned machines by December 31, 2010.

On July 29, 2011, and again in August 2012, Plaintiffs moved for contempt sanctions, alleging that Cardtronics was not in compliance with the Settlement Agreement and Remediation Plan. On March 21, 2013, the Court issued an Order finding that contempt sanctions against Cardtronics were warranted, but stating further that the extent of Cardtronics’ violations remained to be ascertained. After extensive negotiations, and with the assistance of a Court-appointed Special Master, the parties have now entered into an Amended and Restated Class Action Settlement Agreement (“Proposed Amended Agreement”) to resolve all remaining disputes concerning Cardtronics’ alleged noncompliance with the Settlement Agreement and Remediation Plan. This Proposed Amended Agreement is subject to approval by the District Court, following a notice and comment period provided to the Class Members. A copy of the Proposed Amended Agreement is available on Cardtronics’ website: http://www.cardtronics.com/about/legal.asp and the website of the National Federation of the Blind, Inc: https://nfb.org/images/nfb/documents/pdf/cardtronics_settlement_agreement.pdf.  The net impact of the Proposed Amended Agreement will require us to incur costs to ensure compliance with the agreement, but it is not expected to have a material adverse impact on our financial results in the future. However, should we fail to comply with the terms of the Proposed Amended Agreement, we could incur significant costs, including penalties and fines.

Security breaches, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, could harm our business by compromising merchant and cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers and exposing us to liability.

As part of our transaction processing services, we electronically process and transmit cardholder information. In recent years, companies that process and transmit this information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. We also maintain a proprietary database of merchant customer profiles. The technical and procedural controls we and our partners use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our merchant and financial institution customers, cause a decrease in transactions by individual cardholders, expose us to liability including claims for unauthorized purchases, and subject us to network fines. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. Any material increase in our costs resulting from additional regulatory burdens being imposed upon us or litigation could have a material adverse effect on our operating revenues and profitability. We maintain insurance intended to cover some of these risks; however, this insurance may not be sufficient to cover all of our losses from any future breaches of our systems.

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

The ATM business is and can be expected to remain highly competitive. Our principal competition comes from independent ATM companies and financial institutions in all of the countries in which we operate. Our competitors could prevent us from obtaining or maintaining desirable locations for our devices, cause us to reduce the surcharge revenue generated by transactions at our devices, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, additional competitors may enter the market. We can offer no assurance that we will be able to compete effectively against these current and future competitors. Increased competition could result in transaction fee reductions, reduced gross margins and loss of market share.

The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues.

Despite the nationwide acceptance of surcharge fees at ATMs in the U.S. since their introduction in 1996, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. Although Section 1044 of the Dodd-Frank Act passed in July 2010 contains a provision that will limit the application of federal preemption with respect to state laws that do not discriminate against national banks, federal preemption will not be affected by local municipal laws, where such proposed bans or limits often arise. More recently, some federal officials have expressed concern that surcharge fees charged by banks and non-bank ATM operators are unfair to consumers. To that end, in 2010, an amendment proposing limits on the fees that ATM operators, including financial institutions, can charge consumers was introduced in the U.S. Senate, but was not ultimately included in the final version of the Dodd-Frank Act that was signed into law. Additionally, we rely on transaction based revenues in each of our international markets and any regulatory fee limits that could be imposed on our transactions may have an adverse impact on our revenues and profits. If legislation were to be enacted in the future in any of our markets, and the amount we were able to charge for consumers to use our ATMs was reduced, our revenues and related profitability would be negatively impacted. Furthermore, if such limits were set at levels that are below our current or future costs to operate our ATMs, it would have a material adverse impact on our ability to continue to operate under our current business model.

Potential new currency designs may require modifications to our ATMs that could severely impact our cash flows.

In that action styled: American Council of the Blind, et. al., v. Timothy F. Geithner, Secretary of the Treasury (Case #1:02-cv-00864) in the U.S. District Court for the District of Columbia (the “Court”) an order was entered that found that U.S. currencies (as currently designed) violated the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination.   As a consequence of this ruling, the U.S. Treasury stated in its semi-annual status report filed with the Court in September 2012, that the Bureau of Engraving and Printing (“BEP”) was making progress towards implementing the Secretary’s decision to provide meaningful access to paper currency by: “(1) adding a raised tactile feature to each Federal Reserve note that the BEP may lawfully redesign; (2) continuing the BEP’s program of adding large high-contrast numerals and different colors to each denomination that it may lawfully redesign; and (3) implementing a supplemental currency reader distribution program for blind and other visually impaired U.S. citizens and legal residents.”  Of these three steps only the first materially affects the ATM industry. In its 12th semi-annual status report dated September 16, 2014, the U.S. Treasury stated that the BEP expects to select the technology for the tactile feature in March 2015.  Until that selection is made and until it is disclosed by the BEP, and how the tactile feature will be applied to the notes is disclosed by the BEP, what impact, if any, this raised tactile feature on the notes will have on the ATM industry (including us), remains unknown. However, it is possible that such a change could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense notes with raised tactile features.

Risks associated with our business

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs and financial services kiosks or a decline in the number of devices that we operate, whether as a result of global economic conditions or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on many factors, including: (1) the market acceptance of our services in our target markets, (2) the level of transaction fees we receive, (3) our ability to install, acquire, operate, and retain more devices, (4) usage of our devices by cardholders, and (5) our ability to continue to expand our surcharge-free and other consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented, we may experience a decline in the usage of our devices. Surcharge rates, which are largely market-driven and are negotiated between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our devices are utilized by consumers that frequent the retail establishments in which our devices are located, including convenience stores and gas stations, malls, grocery stores, drug stores, airports, and other large retailers. If there is a significant slowdown in consumer spending, and the number of consumers that frequent the retail establishments in which we operate our devices declines significantly, the number of transactions conducted on those devices, and the corresponding transaction fees we earn, may also decline. A decline in usage of our devices by cardholders or in the levels of fees received by us in connection with this usage, or a decline in the number of devices that we operate, would have a negative impact on our revenues and gross profits and would limit our future growth potential. For further discussion on interchange fees, see the risk factor above entitled Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

We derive a substantial portion of our revenue from devices placed with a small number of merchants. If one or more of our top merchants were to suffer a material deterioration of their business and cease doing business with us, or to substantially reduce its dealings with us, our revenues could decline.

For the year ended December 31, 2014, we derived 31% of our pro forma revenues from ATMs and financial services kiosks placed at the locations of our five largest merchant customers. Pro forma revenues are our actual total revenues for 2014 and the pro forma effect of the revenues from our acquisitions completed in 2014 for the entire year. For the year ended December 31, 2014, our top five merchants (based on our total revenues) were 7-Eleven, CVS, Walgreens, Speedway, and Pantry. Our contract with 7-Eleven in the United States, which is the single largest merchant customer in our portfolio, comprised approximately 17.5% of our pro forma revenues for the year ended December 31, 2014 and also accounts for a significant portion of our income. Accordingly, a significant percentage of our future revenues and operating income will be dependent upon the successful continuation of our relationship with 7-Eleven as well as our other top merchants.

The loss of any of our largest merchants or a decision by any one of them to reduce the number of our devices placed in their locations would result in a decline in our revenues. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these merchants was required to close a significant number of their store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. As of December 31, 2014, the contracts we have with our top five merchants had a weighted average remaining life of 2.7 years, and our current contract with 7-Eleven expires in July 2017. We are currently in discussions with 7-Eleven regarding a potential contract term renewal or extension, but there can be no assurance that we will be successful in our efforts. Even if this contract or any other major contracts are extended or renewed, the renewal terms may be less favorable to us than the current contracts. If any of our largest merchants enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and profits.

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

We rely on third-parties to provide us with the cash we require to operate many of our devices. If these third-parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.

In the U.S., including Puerto Rico, we rely on Bank of America, Wells Fargo, Elan, and Capital One to provide us with the cash that we use in approximately 35,500 of our domestic devices where cash is not provided by the merchant. In the U.K., we rely on Santander and Barclays to provide us with the vault cash that we use in over 13,000 of our ATMs. We also rely on various third-parties to provide us with the vault cash used in our ATMs located in other international markets. Under our vault cash rental agreements with these providers, we pay a vault cash rental fee based on the total amount of vault cash that we are using at any given time. For the quarter ended December 31, 2014, we had an average balance of vault cash of $1.9 billion held in our domestic ATMs, $968.1 million in our ATMs in the U.K and Germany, and $103.7 million in our other international subsidiaries.

Under our vault cash rental agreements, at all times during this process, beneficial ownership of the cash is retained by the cash providers, and we have no access or right to the cash except for those ATMs that are serviced by Green Team or Sunwin, our wholly-owned armored courier operations in the U.K. While our armored courier operations have physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times.

Our existing vault cash rental agreements expire at various times through December 2017. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond our control, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our cash provider agreements. Other key terms of our agreements include the requirement that the cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period. Additionally, our contract with one of our vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 60 days prior written notice. However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.

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

While we have more than one provider for each of the critical services that we rely on third-parties to perform, certain of these providers currently provide services to or for a significant number of our ATMs. Although we believe we would be able to transition these services to alternative service providers, this could be a time-consuming and costly process. In the event one of such service providers was unable to deliver services to us, we could suffer a significant disruption in our business, which could result in a material adverse impact to our financial results. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third-party providers, may result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements.

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

During 2008, we commenced our own armored courier operation in the U.K. which delivers cash to and collects residual cash from our ATMs in that market. Our acquisition of Sunwin in November of 2014 further expanded our armored courier operations in the U.K. As of December 31, 2014, we were providing armored courier services to over 9,500 of our ATMs in that market and we currently intend to further expand that operation to service additional ATMs. As a result of the acquisition of Sunwin, we now provide expanded cash transportation services for third-party customers. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker's compensation, punitive damages, and general liability. While we seek to maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A loss claim for which insurance coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

For the quarter ended December 31, 2014, there was an average of approximately $3.0 billion in vault cash held in our domestic and international ATMs. Any loss of cash from our ATMs is generally our responsibility.  We typically require that our service providers, who either transport the cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. Cash losses at the ATM occur in a variety of ways, such as natural disaster (hurricanes, tornadoes, etc.), fires, vandalism, and physical removal of the entire ATM, defeating the interior safe or by compromising the ATM’s technology components.  Because our ATMs are often installed at retail sites, they face exposure to attempts of theft and vandalism. Thefts of cash may be the result of an individual acting alone or as a part of a crime group. In recent periods, we have seen an increase in theft of cash from our ATMs across the geographic regions in which we operate.  For instance, during the fourth quarter of 2013, in response to increased physical ATM theft attempts and lower profitability on certain ATMs in Mexico, we took a number of ATMs out of service for a period of time to enhance some security features. While we maintain insurance policies to cover a significant portion of any losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions and limitations that may leave us bearing some or all of those losses.

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

We have been an active business acquirer both in the U.S. and internationally, and expect to continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s personnel, products, processes, technology, and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition).

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

Since May 2001, we have acquired 26 ATM portfolios, a surcharge-free ATM network, a technology product offering that complements our surcharge-free offering, an ATM installation company in the U.K., a Scotland-based provider and developer of marketing and advertising software and services for ATM owners, and a U.K.-based provider of secure cash logistics, ATM maintenance, and manned guarding services. We have made acquisitions to obtain the assets of deployed ATM networks and the related businesses and their infrastructure, as well as for strategic reasons to enhance the capability of our ATMs and expand our service offerings. We currently anticipate that our future acquisitions, if any, will likely reflect a mix of asset acquisitions and acquisitions of businesses, with each acquisition having its own set of unique characteristics.  In the future, we may acquire businesses outside of our traditional areas, which could introduce new risks and uncertainties. To the extent that we elect to acquire an existing company or the operations, technology, and the personnel of the company, we may assume some or all of the liabilities associated with the acquired company and face new and added challenges integrating such acquisition into our operations.

We completed three business acquisitions in 2014, five business acquisitions in 2013, and three business acquisitions in 2012.  Any inability on our part to effectively manage the acquisition integration process could limit our ability to successfully grow the revenue and profitability of our business.

Our international operations, including any future international operations, involve special risks and may not be successful, which would result in a reduction of our gross and net profits.

As of December 31, 2014, approximately 17% of our devices were located in the U.K., Germany, Mexico, and Canada. Those devices contributed 27% of our gross profits (exclusive of depreciation, accretion, and amortization) for the year ended December 31, 2014. We expect to continue to expand in the countries in which we currently operate, and potentially into other countries as opportunities arise. However, our international operations are subject to certain inherent risks, including:

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

Any of these factors could reduce the profitability and revenues derived from our international operations and international expansion. For example, in 2013, as a result of a change in approach by the U.K. governmental entity that oversees property tax valuations and assessments, we recorded additional estimated property tax expense of $8.7 million related to some of our ATM sites, most of which related to periods prior to 2013, even though we previously had no obligation to report or remit such taxes.

We derive a significant portion of our revenues and profits from branding relationships with financial institutions. A decline in these revenues as a result of changes in financial institution demand for this service may have a significant negative impact to our results.

In 2014, we received notice from one of our largest branding partners, Chase, of their intention not to renew or extend a number of ATM branding contracts with us.  To the extent we are unable to find alternate branding partners for these locations or additional financial institutions do not renew their contracts with us, and we are unable to rebrand those locations, a decline in our branded ATM locations could have a significant impact to our financial results.

During the financial crisis of 2008 and 2009, an unprecedented amount of consolidation unfolded within the U.S. banking industry. For example, Washington Mutual, which had over 950 ATMs branded with us, was acquired by JPMorgan Chase, an existing branding customer of ours, in 2008. In 2009, Sovereign Bank, which currently has over 1,150 ATMs branded with us, was acquired by Banco Santander, one of the largest banks in Europe. Although our branding contracts were largely unaffected by these transactions, we cannot provide assurance that they will remain unaffected by future consolidations that may occur within the banking industry, and in particular, with our branding partners.

If we experience impairments of our goodwill or other intangible assets, we will be required to record a charge to earnings, which may be significant.

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of December 31, 2014, we had goodwill and other intangible assets of $689.5 million, or 55% of our total assets. During the year ended December 31, 2014, we added $200.1 million in goodwill and intangible assets associated with the acquisition of three businesses in the year. We periodically evaluate the recoverability and the amortization period of our intangible assets under accounting principles generally accepted in the U.S. (“U.S. GAAP”). Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors and assumptions, and any changes in them, could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material. For example, during the year ended December 31, 2008, we recorded a $50.0 million goodwill impairment charge related to our U.K. operations. Other impairment charges in the future may also adversely affect our results of operations.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2014, our outstanding indebtedness was $612.7 million, which represents 68.1% of our total book capitalization of $899.2 million. Our substantial indebtedness could have important consequences. For example, it could:

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

The terms of our credit agreement and the indentures governing our senior notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit agreement and the indentures governing our senior notes include a number of covenants that, among other items, restrict or limit our ability to:

•	sell or transfer property or assets;
•	pay dividends on or redeem or repurchase stock;
•	merge into or consolidate with any third-party;
•	create, incur, assume, or guarantee additional indebtedness;
•	create certain liens;
•	make investments;
•	engage in transactions with affiliates;
•	issue or sell preferred stock of restricted subsidiaries; and
•	enter into sale and leaseback transactions.

In addition, we are required by our credit agreement to adhere to certain covenants and maintain specified financial ratios. While we currently have the ability to borrow the full amount available under our credit agreement, as a result of these ratios, we may be limited in the manner in which we conduct our business in the future and may be unable to engage in favorable business activities or finance our future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our debt obligations. A failure to comply with the covenants or financial ratios could result in an event of default. In the event of a default under our credit agreement, the lenders could exercise a number of remedies, some of which could result in an event of default under the indentures governing the senior notes. An acceleration of indebtedness under our credit agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time. If any or all of our debt were to be accelerated, we cannot assure you that our assets would be sufficient to repay our indebtedness in full. If we are unable to repay any amounts outstanding under our bank credit facility when due, the lenders will have the right to proceed against the collateral securing our indebtedness. For additional information about our credit agreement and indentures, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Facilities.

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

In 2012, MasterCard announced plans for a liability shift from the issuers of EMV-enabled cards to the party that has not made the investment in EMV equipment (acquirer) for fraudulent counterfeit card Maestro cross-border transactions in the U.S.  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, we do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1% of our U.S. transaction volume.  As of the Maestro liability shift date, we have implemented additional fraud monitoring methods to minimize fraud losses.  To date, we have seen minimal fraud losses.   In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards in the U.S.  MasterCard has also announced that a liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, all of our recent ATM deployments have been with ATMs that are EMV-ready and we plan to upgrade the majority of our U.S. fleet in advance of the October 2016 MasterCard liability shift date for domestic transactions. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the U.S. EMV standard, being driven by MasterCard- and Visa-announced liability shifts, to have a major impact on our financial results and capital expenditure requirements. We have already commenced our plan to make our U.S. fleet EMV-compliant and currently estimate that the incremental potential cost to make our entire current Company-owned U.S. ATM fleet, inclusive of recent acquisitions, fully compliant with the EMV standard is approximately $40 million to $50 million, a portion of which was incurred during 2014. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. We also may experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of this standard.

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

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:

•	changes in general economic conditions and specific market conditions in the ATM and financial services industries;
•	changes in payment trends and offerings in the markets in which we operate;
•	changes in consumers’ preferences for cash as a payment vehicle;
•	competition from other companies providing the same or similar services that we offer;
•	the timing and magnitude of operating expenses, capital expenditures, and expenses related to the expansion of sales, marketing, and operations, including as a result of acquisitions, if any;
•	the timing and magnitude of any impairment charges that may materialize over time relating to our goodwill, intangible assets or long-lived assets;
•	changes in the general level of interest rates in the markets in which we operate;
•	changes in regulatory requirements associated with the ATM and financial services industries;
•	changes in the mix of our current services;
•	changes in the financial condition and credit risk of our customers; and
•	changes in the financial condition and operational execution of our key vendors and service providers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, and our telephone number is (832) 308-4000. We lease approximately 62,249 square feet of space under our Houston headquarters office leases. In addition, we lease approximately 44,258 square feet of office and warehouse space in north Houston. Furthermore, we lease approximately 26,751 square feet in Frisco, Texas, where we manage our EFT transaction processing operations.  We also lease spaces in Whippany, New Jersey; Minnetonka, Minnesota; Portland, Oregon; Rohnert Park, California; Chandler, Arizona; Peoria, Illinois and St. Louis, Missouri, where we maintain several regional offices. Finally, we lease office space in Bethesda, Maryland, where we manage our Allpoint network operations.

In addition to our domestic office space, we lease office and storage spaces in the foreign countries in which we operate.  In the U.K., we lease office spaces in Hatfield, England, for our ATM operations and in Dundee, Scotland, for our i-design operations. Additionally, we lease spaces in various locations throughout the U.K. to support our cash-in-transit operations and other business activities. In Mexico, we lease office and warehouse space in Mexico City. In Canada, we lease office space in Lethbridge, Alberta and Ottawa, Ontario. In Germany, we lease office space in Trier.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol “CATM.”  As of February 20, 2015, there were 46 stockholders of record of our common stock, excluding an indeterminate number of beneficial holders whose shares may be held of record at brokerage and clearing agencies.

Quarterly Stock Prices. The following table reflects the quarterly high and low sales prices for our common stock as reported on The NASDAQ Stock Market LLC:

1
	High	Low
2014
Fourth Quarter	$40.00	$33.04
Third Quarter	39.42	31.38
Second Quarter	39.41	28.03
First Quarter	44.00	36.97

2013
Fourth Quarter	$44.46	$35.46
Third Quarter	38.16	27.36
Second Quarter	30.00	26.29
First Quarter	28.46	23.13

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

Stock Performance Graph. The following graph compares the five-year total return to holders of Cardtronics Inc.'s common stock, the NASDAQ Composite index (the “Index”), and a customized peer group of 14 companies that includes: (i) ACI Worldwide, Inc. (ACIW), (ii) Acxiom Corporation (ACXM), (iii) CSG Systems International, Inc. (CSGS), (iv) Earthlink Inc. (ELNK), (v) Euronet Worldwide, Inc. (EEFT), (vi) Fair Isaac Corp. (FICO), (vii) Global Cash Access Holdings, Inc. (GCA), (viii) Global Payments, Inc. (GPN), (ix) Jack Henry & Associates, Inc. (JKHY), (x) NeuStar, Inc. (NSR), (xi) Outerwall, Inc. (OUTR), (xii) Sapient Corp. (SAPE), (xiii) SS&C Technologies Holdings, Inc. (SSNC), and (xiv) WEX, Inc. (WEX) (collectively, the “Peer Group”). We selected the Peer Group companies because they are publicly traded companies that: (i) have the same Global Industry Classification Standard classification, (ii) generate a similar amount of revenues, (iii) have similar market values, and (iv) provide services that are similar to the services we provide.

The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock, in our Peer Group and the Index on December 31, 2009; (ii) investments in the Peer Group were weighted based on the returns of each individual company within the group according to their market capitalization at the beginning of the period; and (iii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cardtronics Inc., the NASDAQ Composite Index, and a Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Cardtronics Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14

Cardtronics Inc.	$ 100.00	$ 160.04	$ 244.67	$ 214.65	$ 392.86	$ 348.82
NASDAQ Composite	$ 100.00	$ 117.61	$ 118.70	$ 139.00	$ 196.83	$ 223.74
Peer Group	$ 100.00	$ 114.36	$ 119.79	$ 141.15	$ 211.94	$ 220.12

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2014:

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2013:3

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value that may Yet be Purchased Under the Plan or Program (3)
October 1 – 31, 2014	—	$—	—	$—
November 1 – 30, 2014	9,467	$38.30	—	$—
December 1 – 31, 2014	2,841	$38.50	—	$—

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

Unregistered Sales of Equity Securities. None that have not previously been reported on a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our consolidated financial statements. As a result of acquisitions of businesses during the years presented below, our financial results are not comparable in all periods. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share information and number of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$1,054,821	$876,486	$780,449	$624,576	$532,078
Income from operations (1)	104,639	82,601	90,507	77,275	66,263
Net income (2)	35,194	20,647	43,262	70,146	41,133
Net income attributable to controlling interests and available to common stockholders (2)	37,140	23,816	43,591	70,233	40,959
Per Share Data:
Basic net income per common share (2)	$0.83	$0.52	$0.97	$1.60	$0.98
Diluted net income per common share (2)	$0.82	$0.52	$0.96	$1.58	$0.96
Basic weighted average shares outstanding	44,338,408	44,371,313	43,469,175	42,201,491	40,347,194
Diluted weighted average shares outstanding	44,867,304	44,577,635	43,875,332	42,886,780	41,059,381

Consolidated Balance Sheets Data:
Total cash and cash equivalents	$31,875	$86,939	$13,861	$5,576	$3,189
Total assets	1,255,790	1,056,203	768,892	712,801	455,315
Total long-term debt and capital lease obligations, including current portion (3)	612,697	490,514	354,819	370,949	254,833
Total stockholders’ equity	286,535	247,114	148,804	113,145	44,254

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$188,553	$183,557	$136,388	$113,325	$105,168
Cash flows from investing activities	(336,881)	(266,740)	(113,764)	(234,454)	(50,652)
Cash flows from financing activities	99,248	154,988	(14,084)	123,532	(62,150)

Operating Data (Unaudited):
Total number of ATMs (at period end):
ATM operations	78,217	66,984	56,395	48,105	33,116
Managed services	31,989	13,610	6,365	4,781	3,854
Total number of ATMs (at period end)	110,206	80,594	62,760	52,886	36,970

Total transactions (excluding managed services)	1,040,241	860,062	704,809	516,564	413,780
Total cash withdrawal transactions (excluding managed services)	617,419	521,282	443,312	318,615	253,890

____________

(1)

The year ended December 31, 2013 includes $8.7 million in nonrecurring property tax expense related to a change in assessment methodology in the U.K. Additionally, $18.1 and $15.4 million in acquisition-related costs were included in the results for the years ended December 31, 2014 and 2013, respectively

(2)

The year ended December 31, 2013 includes $13.8 million in income tax expense related to the restructuring of our U.K. business. The years ended December 31, 2011, and 2010 include $37.0, and $27.2 million, respectively, in income tax benefits.  The income tax benefit in 2011 related to a tax reporting change that was implemented in our U.K. operations, and the benefit in 2010 related to the reversal of previously-established valuation allowances on our domestic deferred tax assets. Additionally, 2010 includes a pre-tax charge of approximately $14.5 million related to certain charges associated with the refinancing of our outstanding debt obligations.

(3)

Our long-term debt as of December 31, 2014 consists of outstanding borrowings under our revolving credit facility, our senior fixed rate notes, and our convertible notes that were issued in November 2013. The convertible notes are shown on our Consolidated Balance Sheet at a carrying value of $225.4 million as of December 31, 2014, which represents the principal balance of $287.5 million less the unamortized discount of $62.1 million.

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

We have completed several acquisitions since 2011, including the acquisitions of: (1) eight domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S. by approximately 57,950 ATMs, (2) two Canadian ATM operators for a total of approximately 1,400 ATMs, which allowed us to enter into and expand our international presence in Canada, and (3) Cardpoint in August 2013, which further expanded our U.K. ATM operations by approximately 7,100 ATMs and also allowed us to enter into the German market with approximately 800 ATMs. In addition to ATM acquisitions, we have also made strategic acquisitions including (1) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek, (2) i-design group plc (“i-design”) in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators and (3) Sunwin in 2014, a U.K. based provider of secure cash logistics, ATM maintenance, and other services.

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

Developing Trends in the ATM and Financial Services Industry

Increase in Surcharge-Free Offerings. Many U.S. retail banks are aggressively competing for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While owning a large ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially lower cost than building their own ATM networks. These factors have led to an increase in bank branding and participation in surcharge-free networks, and we believe that there will be continued growth in such arrangements.

Increase in Usage of Stored-Value Prepaid Debit Cards. In the U.S., we have seen a proliferation in the issuance and acceptance of stored-value prepaid debit cards as a means for consumers to access their cash and make routine retail purchases. Based on published studies, the value loaded on stored-value prepaid cards such as open loop network-branded money and financial services cards, payroll and benefit cards and social security cards, is expected to increase in the next few years.

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

Growth in International Markets. In most regions of the world, ATMs are less common than in the U.S. We believe the ATM industry will grow faster in certain international markets, as the number of ATMs per capita in those markets increases and begins to approach the levels in the U.S. and, the U.K. In addition, there has been a trend toward growth of non-branch ATMs in the other international markets we operate in, including Germany, which we entered into during 2013 through the Cardpoint acquisition.

•

United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all U.K. ATM operators), approximately 69,100 ATMs were deployed in the U.K. as of September 2014, of which approximately 34,800 were operated by non-banks. Similar to the U.S., electronic payment alternatives have gained popularity in the U.K. in recent years. However, cash is still the primary payment method preferred by consumers, representing approximately 60% of spontaneous payments above £1.00 according to the UK Payments Council’s UK Consumer Payments 2014 publication. Due to the maturing of the ATM market, we have seen both the number of ATM deployments and withdrawals slow in recent years, and there has been a shift from pay-to-use ATMs to free-to-use ATMs. We significantly expanded in the U.K. during 2013 through the acquisition of Cardpoint and in 2014 through the acquisition of Sunwin and a new ATM operating agreement with Co-op Food. We expect to further expand our operations in this market through new locations with existing merchant customers along with new merchants with whom we may acquire relationships and other growth strategies.

•

Germany. We entered the German market in August 2013 through our acquisition of Cardpoint. The German ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and U.K. There are approximately 58,500 ATMs in Germany that are largely deployed in bank branch locations. This fragmented and potentially under-deployed market dynamic is attractive to us, and as a result, we believe there are a number of opportunities for growth in this market. Girocard, which is the interbank network that connects the ATM network of German ATMs and banks, enabled surcharging in early 2011.

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

•

Canada. We entered the Canadian market in October 2011 through a small acquisition, and further expanded our presence in the country through another small acquisition in December 2012. We expect to continue to grow our number of ATM locations in this market and plan to leverage our U.S. operations to support our anticipated growth in this market. We believe that we can leverage our existing relationships with merchant retailers with whom we have significant existing relationships in place in the U.S. to service their Canadian operations, such as our expansion with 7-Eleven Canada during 2012. Furthermore, in 2012, we established a relationship with Scotiabank to provide vault cash in Canada, as well as brand the ATMs in 7-Eleven locations with their logo. In 2014, we further expanded our Canadian business with new retail sites and a branding relationship with CIBC. As we expand our footprint in Canada, we plan to seek additional partnerships with financial institutions to implement bank branding and other financial services, similar to our bank branding and surcharge-free strategy in the U.S.

Increases in Surcharge Rates. As financial institutions in the U.S. increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets and with certain merchant customers as well. We also believe that higher surcharge rates in the market make our surcharge-free offerings more attractive to consumers and other financial institutions. In 2009 and 2010, we saw broad increases in surcharge rates in the industry. Over the last few years, we have seen a slowing of surcharge rate increases and expect to see more modest increases in surcharge rates in the near future.

Decrease in Interchange Rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks over which the underlying transactions are routed.  In recent years, several networks in the U.S. have not only reduced the per transaction interchange paid to ATM deployers for transactions routed through their networks, but have also increased the fees they charge ATM deployers to have access to their networks. These access fees are referred to as “acquirer fees.” As a result of these actions, we have experienced a decrease in the net interchange rate we receive on transactions performed at our ATMs. During the second quarter of 2012, a major global network reduced the interchange it pays to ATM deployers and also increased the acquirer fees paid by ATM deployers. This network action also prompted some financial institutions to shift their transaction volume to lower interchange rate networks, further reducing our interchange revenues. If financial institutions move to take further advantage of lower interchange rates, or if networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits would be negatively impacted.  We have taken measures to mitigate our exposure to interchange rate reductions by networks, including, but not limited to: (1) where possible, routing transactions through a preferred network such as the Allpoint network, where we have influence over the per transaction rate; (2) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers; and (3) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners. As of December 31, 2014, approximately 5% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have limited influence or have limited ability to offset against fees we pay to merchants in the event of a rate decrease.

Interchange rates in the U.K., are set by LINK, the U.K.’s primary ATM debit network. LINK sets the interchange rates in the U.K. annually using a cost-based methodology that incorporates interest rates and other ATM service costs from two years back (i.e., interest rates and other costs from 2013 are considered for determining the 2015 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands.  Transactions conducted on our ATMs from these cards, which currently represent less than 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively.  The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK.  Accordingly, if any major financial institutions in the U.K. were to decide to leave the LINK network in favor of Visa or MasterCard, such a move could further reduce the interchange revenues that we receive from the related withdrawal transactions conducted on our ATMs in that market.

Recent Events

Withdrawal Transaction and Revenue Trends – U. S. For the year ended December 31, 2014, total same-store cash withdrawal transactions conducted on our domestic ATMs increased by 0.3% over the prior year. We define same-store ATMs as all ATMs that were continuously transacting for both the current period and the comparable period in the prior year to ensure the exclusion of any new growth or mid-month installations. We believe that the small increase in same-store transactions during the year was impacted by several factors, including: (1) a continued shift in the mix of withdrawal transactions being conducted on our domestic network of ATMs (i.e., more surcharge-free and less surcharge-based withdrawal transactions) resulting from the continued evolution and growth of our surcharge-free product offerings; and (2) the continued growth in the use of network-branded stored-value cards by employers and governmental agencies for payroll and benefit-related payments. We believe these factors have been partially offset by banks, in some cases, charging their customers for using ATMs not belonging to them. We expect to continue to see a flat or low single-digit rate of increase in the number of cash withdrawal transactions being conducted on our domestic ATMs on a same-store basis in the near future.

Many banks are reducing the number of branches they operate to reduce their operating costs, giving rise to a desire for more robust automated banking solutions, such as ATMs. Over the last several years, some of the largest U.S. banks serving the market for consumer banking services have begun to aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. As a result, in certain situations, we have faced direct competition from large U.S. banks for ATM placement opportunities. While a large ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of our ATMs and participation in our surcharge-free network allow financial institutions to rapidly increase surcharge-free ATM access for their customers at a substantially lower cost than building their own ATM network. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

In 2014, we received notice from one of our largest branding partners, Chase, of their intention not to renew or extend a number of ATM branding contracts with us. While we expect this action to have a moderate negative impact on 2015 results, we do not believe that it will have a long-term adverse impact on our financial results and our ability to continue offering bank branding solutions to financial institutions. We are in advanced discussions with multiple financial institutions to replace the branding on a significant number of the ATMs previously branded by Chase.

Withdrawal Transaction and Revenue Trends – U.K. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging pay-to-use ATMs in the U.K. due in part to our major corporate customer contract additions, that tend to operate mostly in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use machines has generally translated into higher overall revenues. In 2014, our overall same-store transaction growth rate in the U.K. was -2.0%.

Financial Regulatory Reform in the U.S. The Dodd-Frank Act, which contains broad measures aimed at overhauling financial regulations within the U.S., was signed into law on July 21, 2010. Among many other things, the Dodd-Frank Act includes provisions that (1) have resulted in the creation of a new Bureau of Consumer Financial Protection, (2) limit the activities that banking entities may engage in, and (3) give the Federal Reserve the authority to regulate interchange transaction fees charged by EFT networks for electronic POS debit transactions. ATM debit transactions were determined not to be subject to regulation under the Dodd-Frank Act. As a result of the Dodd-Frank Act, we have seen networks and banks take different actions to attempt to mitigate reductions to fees that they previously earned on certain transaction types, such as POS debit interchange. As potentially an indirect consequence, certain networks over which our ATM transactions are routed have reduced the net interchange paid to us. Other possible longer-term impacts of this broad legislation are unknown to us at this time, but we have seen certain actions taken by banks that indicate debit cards are no longer considered as an attractive form of payment as they previously had been.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.”  This standard has already been adopted in the U.K., Germany, Mexico, and Canada, and our ATMs in those markets are in compliance.  In the U.S., MasterCard announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) for fraudulent counterfeit card Maestro cross-border transactions.  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, we do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1% of our U.S. transaction volume.  As of the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses.  To date, we have seen minimal fraud losses.   In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards.  MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however,  all of our recent ATM deployments have been with ATMs that are EMV-ready, and we plan to upgrade the majority of our U.S. fleet in advance of the October 2016 MasterCard liability shift date for domestic transactions. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the U.S. EMV standard, being driven by MasterCard- and Visa-announced liability shifts, to have a major impact on our financial results and capital expenditure requirements.  We have already commenced our plan to make our U.S. fleet EMV-compliant, and currently estimate that the incremental potential cost to make our entire current Company-owned U.S. ATM fleet, inclusive of recent acquisitions, fully compliant with the EMV standard is approximately $40 million to $50 million, a portion of which was incurred during 2014. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. We  also may experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of this standard; however, we are currently developing programs to make EMV upgrades attractive to merchants that own their own ATMs.

Financial Regulatory Reform in the U.K. and the European Union. In March 2013, the U.K. Treasury department (the “Treasury”) issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. The ultimate impact of the establishment of the PSR will not be known until it is officially formed in April 2015.

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

U.K. Property Taxes. In the U.K., there is no requirement for property owners to declare ownership and valuation to taxing authorities for property tax purposes (referred to as “business rates” in the U.K.). Rather, the U.K. government sets the valuations on all the assessable properties that it is aware of and distributes the results to the various local government councils, who then may or may not send property tax bills to property owners at their discretion. Through mid-2013, we had only received tax bills for a portion of the ATMs in the U.K. and these amounts were not significant in the past. In May 2013, we received a notice from the U.K. governmental agency in charge of property taxes stating that it had obtained location and transaction count data for all ATMs in the U.K., and that it was in the process of creating or updating the valuations on many U.K. ATMs across the industry. In 2013, we received listings of proposed valuations for our ATMs, which indicated an annual incremental assessment of approximately £1.8 million ($2.9 million), net of amounts that may be contractually recovered from merchants and potential reductions resulting from successfully challenging the assessments with the U.K. government and local authorities. Under U.K. law, these taxes may be payable retroactive to April 2010 or to the date of first occupancy, whichever is later. As a result, we believe that it is probable that we will be assessed on significantly more ATMs than in the past, and as a result, during 2013 we recorded an additional expense of $8.7 million through the Cost of ATM operating revenues line item on our Consolidated Statement of Operations to account for not only current year taxes assessable but also an estimate for taxes assessable relating to previous years. We believe there are several strategies to mitigate these property tax assessments and we have been engaged in and plan to continue to aggressively pursue these strategies, to not only reduce the retroactive portion of such assessments, but to also minimize the potential ongoing impact of this change in approach by the U.K. taxing authorities.

Expansion in Germany. As noted above in Developing Trends in the ATM and Financial Services Industry – Growth in International Markets, we entered the German market in August 2013 through our acquisition of Cardpoint. The German ATM market is highly fragmented and may be under-deployed based on its population’s extensive use of cash relative to other markets in which we operate, such as the U.S. and U.K. There are approximately 58,500 ATMs in Germany that are largely deployed in bank branch locations. This fragmented and potentially under-deployed market dynamic is attractive to us, and as a result, we believe there are a number of opportunities for growth in this market and we plan to pursue many of them.

Mexico Business. A number of market forces have resulted in a reduction of the revenues and profits we earn from our ATMs in Mexico.  As a result, we have reduced our ATM deployments in Mexico in recent years and we continue to evaluate each ATM’s revenue and profit contributions to our Mexico operations. During the fourth quarter of 2013, in response to increased physical ATM theft attempts and lower profitability on certain ATMs in Mexico, we took a number of ATMs out of service for a period of time to enhance some security features. In spite of some of the recent challenges of operating in this market, we believe long-term opportunities remain to operate a profitable operation in this market.

Factors Impacting Comparability Between Periods

•

Foreign Currency Exchange Rates. Our reported financial results are subject to fluctuations in exchange rates. With relatively minor fluctuations in the average rates between 2011 and 2014, our overall results have not been significantly impacted. However, during the second half of 2014, the U.S. dollar began to significantly appreciate in value relative to the currencies we transact business in our foreign operations. We expect that our reported results during 2015 will be moderately adversely impacted by a strengthened U.S. dollar.

•	Acquisitions. The results of operations for any acquired entities during a particular year have been included in our consolidated results for that year since the respective dates of acquisition.

Components of Revenues, Cost of Revenues, and Expenses

Revenues

We derive our revenues primarily from providing ATM and automated consumer financial services bank branding, surcharge-free network offerings, and sales and services of ATM equipment. We currently classify revenues into two primary categories: (1) ATM operating revenues and (2) ATM product sales and other revenues.

ATM Operating Revenues. We present revenues from ATM and automated consumer financial services, branding arrangements, surcharge-free network offerings and managed services as “ATM operating revenues” in our Consolidated Statements of Operations. These revenues include the fees we earn per transaction on our ATMs, fees we generate from bank branding arrangements and our surcharge-free network offerings, fees we earn on managed services arrangements, and fees earned from providing certain ATM management services. Our revenues from ATM services have increased in recent years due to the acquisitions we have completed, by unit expansion with our customer base, acquisition of new merchant relationships, expansion of our bank branding programs, and the growth of our Allpoint network.

ATM operating revenues primarily consist of the four following components: (1) surcharge revenue, (2) interchange revenue, (3) branding and surcharge-free network revenue, and (4) managed services revenue.

•

Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the type of arrangement under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. Surcharge fees per surcharge-bearing transaction will vary depending upon the competitive landscape for surcharge fees at newly-deployed ATMs, the roll-out of additional branding arrangements, and future negotiations with existing merchant partners. For those ATMs that we own or operate that participate in surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who are participants of such networks; rather we receive interchange and branding or surcharge-free network revenues, which are further discussed below. For certain ATMs owned and primarily operated by the merchant, we do not receive any portion of the surcharge but rather the entire fee is earned by the merchant. In the U.K., ATM operators must either operate ATMs on a free-to-use (surcharge-free) or on a pay-to-use (surcharging) basis. On free-to-use ATMs in the U.K., we only earn interchange revenue on withdrawal and other transactions, such as balance inquiries, that are paid to us by the customer’s financial institution through the ATM network in the U.K. On our pay-to-use ATMs, we only earn a surcharge fee on withdrawal transactions and no interchange is paid to us by the cardholder’s financial institution, except for non-cash withdrawal transactions such as balance inquiries for which interchange is paid to us by the cardholder’s financial institution. In Germany, we collect a surcharge fee on withdrawal transactions but do not receive any interchange revenue. In Mexico, domestic surcharge fees are generally similar to those charged in the U.S., except for machines that dispense U.S. dollars, where we charge an additional foreign currency convenience fee. Finally, in Canada, surcharge fees are comparable to those charged in the U.S., and we also earn an interchange fee that is paid to us by the cardholder’s financial institution.

•

Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM owned by another operator and for the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, with the remaining portion being retained by the EFT network. In the U.S., interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. In the U.K., interchange fees are earned on all ATM transactions other than pay-to-use cash withdrawals. LINK sets the interchange rates for most ATM transactions in the U.K. annually by using a cost-based methodology that, among other costs, factors in the interest rates and cash costs from two years back (i.e., interest rates and other costs from 2013 are considered for determining the 2015 interchange rate). In Germany, there is no interchange mechanism and our primary revenue source is convenience fees paid by ATM users. Currently, we do not receive interchange revenue from domestic transactions in Mexico due to rules promulgated by the Central Bank of Mexico, which became effective in May 2010.  In Canada, interchange fees are determined by Interac (the interbank network in Canada), and have remained at a constant rate over the past few years.

•

Branding and surcharge-free network revenue. Under a bank branding agreement, ATMs that are owned and operated by us are branded with the logo of the branding financial institution. Cardholders of the branding institution can use those machines without paying a surcharge, and in exchange for the value associated with displaying the brand and providing surcharge-free access to their cardholders, the financial institution typically pays us a monthly per-ATM fee. Historically, this type of branding arrangement has resulted in an increase in transaction levels at branded ATMs, as existing customers continue to use the ATMs and cardholders of the branding financial institution are attracted by the service. Additionally, although we forego the surcharge fee on transactions by the branding institution’s customers, we continue to earn interchange fees on those transactions along with the monthly branding fee, and typically enjoy an increase in surcharge-bearing transactions from users who are not customers of the branding institution as a result of having a financial institution brand on the ATMs. Based on these factors, we believe a branding arrangement can substantially increase the profitability of an ATM versus operating the same machine without a brand. Fees paid for branding vary widely within our industry, as well as within our own operations, depending on the ATM location, financial institutions operating in the area, and other factors. Regardless, we typically set branding fees at levels that more than offset our anticipated lost surcharge revenue.

Under the Allpoint network, financial institutions that are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to many of our ATMs. These fees are meant to compensate us for the loss of surcharge revenues. Although we forego surcharge revenues on those transactions, we do continue to earn interchange revenues. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of themselves, corporate entities and governmental agencies, including general purpose, payroll, and EBT cards. Under these programs, the issuing financial institutions pay Allpoint either a per transaction fee or a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to the Allpoint network.

In addition to Allpoint, the ATMs that we operate in 7-Eleven stores, as well as select other merchant locations, participate in the Co-op network, the nation’s largest surcharge-free network devoted exclusively to credit unions.

•

Managed services revenue. Under a managed service arrangement, we offer ATM-related services depending on the needs of our customers, including monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. Our customers, who include retailers and financial institutions, may also at times request that we own the ATM fleets. Under a managed services arrangement, all of the transaction-based surcharge and interchange fees are earned by our customer, whereas we typically receive a fixed management fee per ATM and/or a set fee per transaction for the services we provide.  This arrangement allows our customers to have greater flexibility to control the profitability per ATM by managing the surcharge fee levels.  Currently, we offer managed services in the U.S., U.K., and Canada, and plan to grow this arrangement both domestically and internationally in the future.

In addition to the above, we also earn ATM operating revenues from the provision of other financial services transactions at certain financial services kiosks that, in addition to standard ATM services, offer bill payment, check cashing, remote deposit capture, and money transfer services.

The following table presents the components of our total ATM operating revenues for the years indicated:

	2014	2013	2012
Surcharge revenue	45.3%	46.0%	47.2%
Interchange revenue	33.9	32.6	32.5
Bank branding and surcharge-free network revenues	15.5	16.6	16.1
Other ATM operating revenues, including managed services	5.3	4.8	4.2
Total ATM operating revenues	100.0%	100.0%	100.0%

ATM Product Sales and Other Revenues. We present revenues from the sale of ATMs and other non-transaction-based revenues as “ATM product sales and other revenues” in our Consolidated Statements of Operations. These revenues consist primarily of sales of ATMs and related equipment to merchants operating under merchant-owned arrangements, as well as sales under our value-added reseller (“VAR”) program with NCR. Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer. We expect to continue to derive a portion of our revenues from sales of ATMs in the future. Additionally, effective with the completion of the Sunwin acquisition in November 2014, revenues earned from this business related to the provision of cash delivery and ATM maintenance services to third-party customers are now presented within this revenue category.

Cost of Revenues

Our cost of revenues primarily consists of those costs directly associated with transactions completed on our network of ATMs and financial services kiosks. These costs include merchant commissions, vault cash rental expense, other cost of cash, repairs and maintenance expense, communications expense, transaction processing fees, and direct operations expense. To a lesser extent, cost of revenues also includes those costs associated with the sales of ATMs. The following is a description of our primary cost of revenues categories:

•

Merchant Commissions. We pay our merchants a fee for allowing us an exclusive right to place our ATM at their location and that fee amount depends on a variety of factors, including the type of arrangement under which the device is placed, the type of location, and the number of transactions on that device. For the year ended December 31, 2014, merchant commissions represented 31.4% of our ATM operating revenues.

•

Vault Cash Rental Expense. We pay a fee to our vault cash providers for renting the cash that is maintained in our devices. As the fees we pay under our contracts with our vault cash providers are based on market rates of interest, changes in interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate swaps on varying amounts of our current and anticipated outstanding cash balances in our domestic operations through 2018. For the year ended December 31, 2014, vault cash rental expense, inclusive of our interest rate swap expense, represented 6.2% of our ATM operating revenues.

•

Other Costs of Cash. Other costs of cash includes all costs associated with the provision of cash for our devices except for rental expense, including armored courier services, insurance, cash reconciliation, associated wire fees, and other costs. For the year ended December 31, 2014, other costs of cash represented 8.3% of our ATM operating revenues.

•

Repairs and Maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the device. We typically use third-parties with national operations to provide these services, except for in the U.K. where we maintain an engineer team to service most of our ATMs in that market and those costs are included in the Other Expenses line described below. For the year ended December 31, 2014, repairs and maintenance expense represented 6.3% of our ATM operating revenues.

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

•

Cost of ATM Product Sales. In connection with the sale of equipment to merchants and distributors, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses. Additionally, it includes costs related to our armored courier operation and maintenance operations in the U.K.

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

	2014	2013	2012
Revenues:
ATM operating revenues	95.5%	97.5%	95.3%
ATM product sales and other revenues	4.5	2.5	4.7
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	62.5	65.5	64.4
Cost of ATM product sales and other revenues	4.2	2.4	4.3
Total cost of revenues	66.7	67.9	68.7
Gross profit	33.3	32.1	31.3
Operating expenses:
Selling, general, and administrative expenses (2)	10.8	9.7	8.4
Acquisition-related expenses (3)	1.7	1.8	0.4
Depreciation and accretion expense	7.2	7.8	7.9
Amortization of intangible assets	3.4	3.1	2.8
Loss on disposal of assets	0.3	0.3	0.2
Total operating expenses	23.3	22.7	19.7
Income from operations	9.9	9.4	11.6
Other expense (income):
Interest expense, net	2.0	2.4	2.7
Amortization of deferred financing costs and note discount	1.2	0.2	0.1
Redemption costs for early extinguishment of debt	0.9	—	—
Other income	(0.2)	(0.4)	(0.2)
Total other expense	3.9	2.3	2.6
Income before income taxes	6.0	7.1	9.0
Income tax expense (4)	2.7	4.8	3.5
Net income	3.3	2.4	5.5
Net loss attributable to noncontrolling interests	(0.2)	(0.4)	—
Net income attributable to controlling interests and available to common stockholders	3.5%	2.7%	5.6%

_______________

(1)Excludes effects of depreciation, accretion, and amortization of intangible assets of $99.5 million, $87.2 million and $74.7 million for the years ended December 31, 2014,  2013, and 2012, respectively. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.4%,  9.9%, and 9.6% for the years ended December 31, 2014,  2013, and 2012, respectively.

(2)Includes stock-based compensation expense of $15.2 million, $11.4 million, and $10.2 million for the years ended December 31, 2014,  2013, and 2012, respectively. The years ended December 31, 2013 and 2012 includes the effect of $0.5 million and $1.0 million, respectively, in severance costs associated with management of our U.K. operations.

(3)Acquisition-related expenses include nonrecurring costs incurred for legal and professional fees and certain nonrecurring transition and integration-related costs, including contract termination costs, related to acquisitions.

(4)The year ended December 31, 2013 includes $13.8 in income tax expense associated with restructuring our U.K. operations.

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

EXCLUDING ACQUISITIONS:	Years Ended December 31,
	2014	2013
Average number of transacting ATMs:
United States: Company - owned	29,630	28,333
United Kingdom	8,036	7,450
Mexico	2,153	2,533
Canada	1,650	1,600
Germany	344	365
Subtotal	41,813	40,281
United States: Merchant - owned	19,184	21,072
Average number of transacting ATMs - ATM operations	60,997	61,353

United States: Managed services - Turnkey	2,128	2,191
United States: Managed services - Processing Plus	9,281	8,220
United Kingdom: Managed services	21	21
Canada: Managed services	535	306
Average number of transacting ATMs - Managed services	11,965	10,738

Total average number of transacting ATMs	72,962	72,091

Total transactions (in thousands):
ATM operations	933,509	860,062
Managed services	68,130	60,027
Total transactions	1,001,639	920,089

Total cash withdrawal transactions (in thousands):
ATM operations	551,973	521,282
Managed services	45,539	40,223
Total cash withdrawal transactions	597,512	561,505

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	754	708

ATM operating revenues	$1,207	$1,127
Cost of ATM operating revenues (1)	794	744
ATM operating gross profit (1)(2)	$413	$383

ATM operating gross profit margin (1)(2)	34.2%	34.0%

____________

(1)Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations. Additionally, excludes the effect of $8.7 million of nonrecurring expense related to U.K. retroactive property taxes on certain ATM locations in the U.K in the year ended December 31, 2013.

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

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions in the periods presented:

INCLUDING ACQUISITIONS:	Years Ended December 31,
	2014	2013
Average number of transacting ATMs:
United States: Company - owned	32,330	28,333
United Kingdom	12,098	7,450
Mexico	2,153	2,533
Canada	1,650	1,600
Germany	878	365
Subtotal	49,109	40,281
United States: Merchant - owned	22,590	21,072
Average number of transacting ATMs - ATM operations	71,699	61,353

United States: Managed services - Turnkey	2,128	2,191
United States: Managed services - Processing Plus	17,057	8,220
United Kingdom: Managed services	21	21
Canada: Managed services	535	306
Average number of transacting ATMs - Managed services	19,741	10,738

Total average number of transacting ATMs	91,440	72,091

Total transactions (in thousands):
ATM operations	1,040,241	860,062
Managed services	87,338	60,027
Total transactions	1,127,579	920,089

Total cash withdrawal transactions (in thousands):
ATM operations	617,419	521,282
Managed services	59,938	40,223
Total cash withdrawal transactions	677,357	561,505

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	718	708

ATM operating revenues	$1,136	$1,127
Cost of ATM operating revenues (1)	743	744
ATM operating gross profit (1)(2)	$393	$383

ATM operating gross profit margin (1)(2)	34.6%	34.0%

____________

(1)Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations. Additionally, excludes the effect of $8.7 million of nonrecurring expense related to U.K. retroactive property taxes on certain ATM locations in the U.K in the year ended December 31, 2013.

(2)ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Analysis of Results of Operations

Revenues

	For the Years Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, excluding percentages)
ATM operating revenues	$1,007,765	18.0%	$854,196	14.9%	$743,662
ATM product sales and other revenues	47,056	111.1%	22,290	(39.4)%	36,787
Total revenues	$1,054,821	20.3%	$876,486	12.3%	$780,449

ATM operating revenues. ATM operating revenues generated during December 31, 2014 and 2013 increased $153.6 million and $110.5 million, respectively, from the prior years. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	2013 to 2014 Variance
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$17,935	$47,924	$(2,644)	$—	$63,215
Interchange revenues	15,507	48,940	(973)	—	63,474
Bank branding and surcharge-free network revenues	13,698	—	735	(26)	14,407
Managed services revenues	2,143	12	1,872	—	4,027
Other revenues	5,459	4,111	(145)	(979)	8,446
Total increase (decrease) in ATM operating revenues	$54,742	$100,987	$(1,155)	$(1,005)	$153,569

	2012 to 2013 Variance
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$11,987	$30,765	$(880)	$—	$41,872
Interchange revenues	8,195	25,618	2,841	—	36,654
Bank branding and surcharge-free network revenues	20,520	—	2,311	(55)	22,776
Managed services revenues	4,302	(3)	—	—	4,299
Other revenues	7,685	4,564	(163)	(7,153)	4,933
Total increase in ATM operating revenues	$52,689	$60,944	$4,109	$(7,208)	$110,534

United States. During the years ended December 31, 2014 and 2013, our U.S. operations experienced an increase in ATM operating revenues when compared to the prior years, driven in part by contributions from acquired businesses which accounted for approximately $25.4 million and $11.8 million of the increase for 2014 and 2013, respectively.  In 2014, the remaining increase was due to growth achieved from a combination of revenue sources, including: (1) increased surcharge revenue primarily as a result of a higher machine count and total transaction count; (2) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and (3) an increase in managed services revenue as a result of increasing the number of customers operating under this contract arrangement. In 2013, the remaining increase was due to growth achieved from a combination of revenue sources, including: (1) increased surcharge and interchange revenues primarily as a result of a higher machine count and total transaction count; (2) an increase in bank branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network; and (3) an increase in managed services revenue as a result of increasing the number of customers operating under this contract arrangement.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events - Withdrawal Transaction and Revenue Trends – U.S. above.

Europe. During the year ended December 31, 2014, our Europe segment, which includes both the U.K. and Germany, experienced an increase of approximately $101.0 million in ATM operating revenues when compared to the prior year. In 2014, approximately $69.2 million of the increase was attributable to the contribution of the acquisition of Cardpoint, which was completed in August 2013.  The remaining increase was primarily driven by higher interchange revenues, mainly as a result of an increase in the number of total ATMs in our U.K. business.  Foreign currency exchange rate movements accounted for approximately $12.6 million of the increase.  In 2013, approximately $49.3 million of the increase was attributable to the contribution of the acquisition of Cardpoint (and to a lesser extent, i-design) completed during the year. The remaining increase was primarily driven by higher interchange revenues as a result of higher transactions primarily as a result of unit growth and higher non-monetary transactions on our ATMs in the U.K. during 2013 over 2012, partially offset by slightly lower interchange rates.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events - Withdrawal Transaction and Revenue Trends – U.K. above.

Other International. During the year ended December 31, 2014, our Other International segment, which includes our Mexico and Canadian operations, experienced a decrease in ATM operating revenues of $1.2 million when compared to the prior year.  This decrease was primarily attributable to our Mexico operations, which generated $3.0 million less in ATM operating revenues when compared to the prior year, primarily due to a lower average machine count throughout the year.  The lower machine count was the result of an internal decision to remove a number of machines to improve profitability of the overall business.  The decrease in Mexico was mostly offset by an increase in our Canadian operations, which generated $1.8 million more in ATM operating revenues compared to the prior year, primarily due to an increase in machine count as a result of growth with new merchants and financial institutions.   During the year ended December 31, 2013, our Other International segment experienced an increase in ATM operating revenues of $4.1 million when compared to the prior year.   Contributions from acquisitions completed during this period accounted for $2.5 million of the increase while the remaining increase was attributable to our Canadian operations with the addition of a significant new merchant contract during 2012. Lower ATM operating revenues from our Mexico operations partially offset the increases in 2013 as a result of lower transaction volumes and a reduced transacting ATM count during the fourth quarter of 2013.

ATM product sales and other revenues. During the year ended December 31, 2014, ATM product sales and other revenues experienced an increase of $24.8 million when compared to prior year.   This increase was attributable to higher ATM equipment sales to merchants and distributors and our acquisition of Sunwin during the fourth quarter of 2014, which contributed approximately $13.3 million of the increase.  During the year ended December 31, 2013, ATM product sales and other revenues experienced a decrease of $14.5 million when compared to the prior year.  This decrease was primarily due to lower equipment sales to merchants and distributors due to a lower demand for new ATMs because of regulations under the ADA that became effective during the first quarter of 2012, which drove increased demand in 2012 but did not carry through in 2013.

Cost of Revenues

	For the Years Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, excluding percentages)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets)	$659,350	14.9%	$573,959	14.2%	$502,682
Cost of ATM product sales and other revenues	44,698	109.6%	21,328	(36.2)%	33,405
Total cost of revenues (exclusive of depreciation, accretion, and amortization of intangibles assets)	$704,048	18.3%	$595,287	11.0%	$536,087

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). During the years ended December 31, 2014 and 2013, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $85.4 million and $71.3 million, respectively, when compared to the prior years. The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	2013 to 2014 Variance
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$18,650	$28,503	$(1,020)	$—	$46,133
Vault cash rental expense	10,757	2,614	78	—	13,449
Other costs of cash	1,237	5,143	(1,454)	—	4,926
Repairs and maintenance	(38)	5,387	917	—	6,266
Communications	539	2,470	(59)	41	2,991
Transaction processing	244	2,719	(495)	(242)	2,226
Stock-based compensation	362	—	—	—	362
Other expenses	3,567	7,477	(775)	(1,231)	9,038
Total increase (decrease) in cost of ATM operating revenues	$35,318	$54,313	$(2,808)	$(1,432)	$85,391

	2012 to 2013 Variance
	U.S.	Europe	Other International	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$9,178	$15,866	$2,797	$—	$27,841
Vault cash rental expense	(792)	432	458	—	98
Other costs of cash	4,560	4,641	905	—	10,106
Repairs and maintenance	1,068	2,342	1,037	—	4,447
Communications	(1,258)	2,736	453	(237)	1,694
Transaction processing	597	4,074	468	(893)	4,246
Stock-based compensation	(19)	—	—	—	(19)
Other expenses	4,371	17,764	784	(55)	22,864
Total increase in cost of ATM operating revenues	$17,705	$47,855	$6,902	$(1,185)	$71,277

United States. During the years ended December 31, 2014 and 2013, cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased  $35.3 million and $17.7 million, respectively, when compared to the prior years, primarily as a result of higher ATM operating revenues. Increased costs related to businesses acquired during the periods contributed approximately $16.0 million and $4.8 million to the increases in 2014 and 2013, respectively. The remaining increases in 2014 are primarily the result of higher vault cash rental expense associated with a higher level of interest rate swaps outstanding in 2014 which drove increased expense of approximately $10.7 million.   Higher transaction volumes and organic revenue growth, mostly as a result of ATM unit growth drove the remainder of the increase.  The cost increases in 2013 that were not driven by acquisitions are primarily the result of higher transaction volumes and organic revenue growth mostly as a result of ATM unit growth.  Vault cash rental expense decreased during 2013 compared to 2012 due to more efficient vault cash forecasting, which translated to generally lower daily vault cash balances outstanding. Communications expense decreased as a result of more favorable pricing compared to the prior year.

Europe. During the years ended December 31, 2014 and 2013, cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $54.3 and $47.9 million, respectively, when compared to the prior years. Our 2014 and 2013 acquisitions contributed approximately $45.5 million to the increase in cost of ATM operating revenues over 2013. The remaining increase in 2014 was primarily attributable to organic growth in revenues.  Our 2013 acquisitions contributed approximately $33.2 million to the increase in cost of ATM operating revenues in 2013 over 2012.  The Other expenses category for 2013 was higher primarily due to $8.7 million in nonrecurring expenses related to retroactive property taxes assessed on certain ATMs in the U.K.

Other International. During the year ended December 31, 2014, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets)  decreased $2.8 million when compared to the prior year, primarily the result of a lower average number of transacting ATMs in Mexico, as described above, which resulted in reduced transaction levels and operating costs on our ATMs in that market. The decrease in Mexico was offset by an increase in our Canadian operations, primarily due to an increase in machine count over the prior year. During the year ended December 31, 2013, the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) experienced an increase of approximately $6.9 million when compared to the prior year, primarily due to the revenue growth of our Canadian operations, as described above.

Cost of ATM product sales and other revenues. During the year ended December 31, 2014, the cost of ATM product sales and other revenues increased $23.4 million when compared to the prior year.  This increase is consistent with the increase in related revenue, as discussed above, and is primarily related to increased cost of sales associated with equipment sales and cost of sales related to the Sunwin acquisition.   During the year ended December 31, 2013, cost of ATM product sales and other revenues decreased $12.1 million when compared to the prior year, which is consistent with the decrease in related revenue, as discussed above, and is primarily related to decreased equipment sales activity in this year.

Gross Profit Margin

	For the Years Ended December 31,
	2014	2013	2012
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	34.6%	32.8%	32.4%
Inclusive of depreciation, accretion, and amortization of intangible assets	24.7%	22.6%	22.4%
ATM product sales and other revenues gross profit margin	5.0%	4.3%	9.2%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	33.3%	32.1%	31.3%
Inclusive of depreciation, accretion, and amortization of intangible assets	23.8%	22.1%	21.7%

ATM operating gross profit margin. Our ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization of intangible assets) increased by 180 basis points between 2013 and 2014. Additionally, our ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization of intangible assets) increased by 210 basis points between 2013 and 2014.  The margin increase in 2014 over 2013 is primarily a result of our revenue growth, reduced operating costs in our U.K. business in 2014 as a percentage of revenues driven by acquisition synergy benefits realized, and an $8.7 million charge related to retroactive business rates (property taxes) in the U.K. recorded in 2013 that did not reoccur in 2014.  Our ATM operating gross profit margin (both exclusive and inclusive of depreciation, accretion, and amortization of intangible assets) was relatively consistent from 2012 to 2013, in spite of the $8.7 million charge related to retroactive business rates (property taxes) in the U.K, recorded in 2013. Absent the retroactive business rates, our gross profit margins would have been up over 100 basis points from 2012 to 2013, driven by our revenue growth. We expect that our gross profit margin for 2015 will be relatively consistent with 2014.

ATM product sales and other revenues gross profit margin. Our gross profit margin on ATM product sales and other revenues increased by 70 basis points between 2013 and 2014 and is primarily a result of the Sunwin acquisition which was completed in the fourth quarter of 2014.  Sunwin has a slightly higher gross margin than the base product sales and other category.  The margin decrease in 2013 over 2012 was primarily a result of lower VAR equipment sales, which have higher margins compared to other ATM product sales.

Selling, General, and Administrative Expenses

	For the Years Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$98,241	34.2%	$73,179	32.2%	$55,345
Stock-based compensation	15,229	33.4%	11,413	12.1%	10,180
Acquisition-related expenses	18,050	17.2%	15,400	362.2%	3,332
Total selling, general, and administrative expenses	$131,520	31.5%	$99,992	45.2%	$68,857

Percentage of total revenues:
Selling, general, and administrative expenses	9.3%		8.3%		7.1%
Stock-based compensation	1.4%		1.3%		1.3%
Acquisition-related expenses	1.7%		1.8%		0.4%
Total selling, general, and administrative expenses	12.5%		11.4%		8.8%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation and acquisition-related expenses. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $25.1  million and $17.8 million for the years ended December 31, 2014 and 2013, respectively, when compared to the prior years. The increase during the year ended December 31, 2014 was primarily due to higher payroll-related costs compared to 2013 due to increased headcount, including employees added from the acquisitions completed during 2014 and 2013 and increased costs related to strengthening our information technology and product development organizations.  The increase during the year ended December 31, 2013 was due to higher payroll-related costs compared 2012 due to increased headcount, including employees added from the acquisitions completed between the periods and higher marketing and professional expenses.

Stock-based compensation.    Stock-based compensation increased $3.8 million during the year ended December 31, 2014 compared to 2013 primarily due to an increase in employee count.   Stock-based compensation also increased during the year ended December 31, 2013 compared to 2012 due to restricted stock grants to new employees and the issuance of restricted stock units to employees under our Long Term Incentive Plan (“LTIP”). For additional details on equity awards, see Item 8. Financial Statements and Supplementary Data, Note 3, Stock-Based Compensation.

Acquisition-related expenses. Acquisition-related expenses consist of the following major components:  (1) legal and professional costs incurred to complete acquisitions; (2) certain nonrecurring integration and transition-related costs; (3) contract termination costs for certain acquired businesses; and (4) other costs.  During 2014, we completed two significant acquisitions – Welch in the U.S. and Sunwin in the U.K., both of which drove a significant amount of acquisition-related expenses.  During 2013, we completed several acquisitions, including Cardpoint, based in the U.K., which drove the majority of acquisition-related expenses in that period.

Depreciation and Accretion Expense

	For the Years Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, excluding percentages)
Depreciation expense	$73,063	11.2%	$65,703	11.6%	$58,897
Accretion expense	2,559	(7.9)%	2,777	6.7%	2,602
Depreciation and accretion expense	$75,622	10.4%	$68,480	11.4%	$61,499

Percentage of total revenues:
Depreciation expense	6.9%		7.5%		7.5%
Accretion expense	0.2%		0.3%		0.3%
Depreciation and accretion expense	7.2%		7.8%		7.9%

Depreciation expense. Depreciation expense increased during the year ended December 31, 2014 compared to 2013 primarily as a result of the deployment of additional Company-owned ATMs as a result of our organic ATM unit growth and the ATMs acquired through various acquisitions during 2013 and 2014.  Depreciation expense also increased during the year ended December 31, 2013 compared to 2012 primarily as a result of the deployment of additional Company-owned ATMs as a result of our organic ATM unit growth, acquisitions completed in 2013 and new ATMs purchased to replace older non-ADA-compliant ATMs, and ATMs acquired through various acquisitions.

Accretion expense. Accretion expense decreased slightly during the year ended December 31, 2014 compared to 2013 primarily due to a change in accounting estimate regarding our future costs associated with asset retirement obligations.  Accretion expense increased during the year ended December 31, 2013 compared to 2012 due to establishing additional asset retirement obligations in connection with newly deployed ATMs and acquired ATMs. When we install our ATMs, we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases restore the ATM site, at certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization of Intangible Assets

	For the Years Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, excluding percentages)
Amortization expense	$35,768	30.8%	$27,336	25.9%	$21,712

Percentage of total revenues	3.4%		3.1%		2.8%

Amortization of intangible assets relates primarily to merchant contracts and relationships recorded in connection with purchase price accounting valuations for completed acquisitions.  The increases in amortization of intangible assets during the past two years compared to prior years were due to the addition of intangible assets from the acquisitions completed during the respective periods.

Loss on Disposal of Assets

	For the Years Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, excluding percentages)
Loss on disposal of assets	$3,224	15.6%	$2,790	56.1%	$1,787

Percentage of total revenues	0.3%		0.3%		0.2%

Loss on disposal of assets increased during the year ended December 31, 2014 compared to 2013 primarily as a result of certain ATMs that were removed that were not fully depreciated and were determined unlikely to be redeployed.  Loss on disposal of assets increased during the year ended December 31, 2013 compared to 2012 primarily as a result of de-installing certain underperforming ATMs in Mexico.

Interest Expense, Net

	For the Years Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, excluding percentages)
Interest expense, net	$20,776	(1.8)%	$21,155	—%	$21,161
Amortization of deferred financing costs and note discount	13,036	575.1%	1,931	115.5%	896
Total interest expense, net	$33,812	46.5%	$23,086	4.7%	$22,057

Percentage of total revenues	3.2%		2.6%		2.8%

Interest expense, net. Interest expense, net, decreased for the year ended December 31, 2014 when compared to 2013 as a result of the  2014 retirement of our 8.250% senior subordinated notes due 2018 (the “2018 Notes”) and the issuance of lower rate 5.125% senior notes due 2022 (the “2022 Notes”) during the third quarter of 2014.  Interest expense, net, remained consistent for the year ended December 31, 2013 when compared to 2012 as a result of similar average outstanding debt balances during the years.

Amortization of deferred financing costs and note discount. Amortization of deferred financing costs and note discount during the year ended December 31, 2014 was higher compared to 2013 primarily as a result of our issuance of $287.5 million of Convertible Notes (the “Convertible Notes”) in November 2013.   As the Convertible Notes contain an embedded option feature, we attributed $71.7 million of the proceeds from these Convertible Notes to additional paid-in capital at the time of funding.  This resulted in an effective note discount, which is being accreted over the term of the Convertible Notes, and this discount accretion on the notes drove the majority of the year-over-year increase in this expense.  We also incurred $4.9 million in fees in conjunction with the issuance of the Convertible Notes, which are being amortized over the life of the Convertible Notes.  In April 2014, we also amended and restated our existing credit agreement and incurred approximately $1.0 million in fees which are being amortized over the term of the revolving credit facility, which runs through April 2019.  Additionally, in July 2014 we incurred additional financing costs of approximately $4.1 million associated with the issuance of our 2022 Notes and this amount is being amortized over the life of the 2022 Notes. Finally, we also recorded a $3.9 million pre-tax charge during the year ended December 31, 2014 to write off the unamortized deferred financing costs associated with our 2018 Notes, which were retired during 2014.  Amortization of deferred financing costs and note discount during the year ended December 31, 2013 was higher compared to 2012 due to the amortization of deferred financing costs and note discount related to the Convertible Notes.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt.

Redemption Costs for Early Extinguishment of Debt

In connection with the early extinguishment of the 2018 Notes, we recorded a $9.1 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations in the year ended December 31, 2014.

Income Tax Expense

	For the Years Ended December 31,
	2014	% Change	2013	% Change	2012
	(In thousands, excluding percentages)
Income tax expense	$28,174	(32.9)%	$42,018	55.6%	$27,009

Effective tax rate	44.5%		67.1%		38.4%

Income tax expense for the year ended December 31, 2014 relates primarily to consolidated income generated from the Company’s U.S. operations.  The decrease in income tax expense, compared to the prior year, is primarily related to a $13.8 million charge recorded during the year ended December 31, 2013 related to a write-off of deferred tax assets that were no longer realizable as a result of an internal restructuring in that period.

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

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes acquisition-related expenses, certain other non-operating and nonrecurring costs, loss on disposal of assets, our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures, and an adjustment for non-controlling interest. Adjusted Net Income represents net income computed in accordance with GAAP, before amortization expense, loss on disposal of assets, stock-based compensation expense, certain other expense (income) amounts, nonrecurring expenses, and acquisition-related expenses, and using an assumed tax rate of 32% for the twelve months ended December 31, 2014, 35% through June 30, 2013 and 33.5% from July 1, 2013 through December 31, 2013, with certain adjustments for non-controlling interests. Adjusted Gross Profit Margin is calculated excluding certain nonrecurring costs from the cost of ATM operating revenues. Adjusted EBITDA %, Adjusted Pre-tax %, and Adjusted Net Income % are calculated by taking the respective non-GAAP financial measures over GAAP total revenues. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by average weighted diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions.  The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt.

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

A reconciliation of EBITDA, Adjusted EBITDA, Adjusted Gross Profit Margin, and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests	$37,140	$23,816	$43,591
Adjustments:
Interest expense, net	20,776	21,155	21,161
Amortization of deferred financing costs and note discount	13,036	1,931	896
Redemption costs for early extinguishment of debt	9,075	—	—
Income tax expense	28,174	42,018	27,009
Depreciation and accretion expense	75,622	68,480	61,499
Amortization of intangible assets	35,768	27,336	21,712
EBITDA	$219,591	$184,736	$175,868

Add back:
Loss on disposal of assets	3,224	2,790	1,787
Other income	(1,616)	(3,150)	(1,830)
Noncontrolling interests (1)	(1,745)	(2,399)	(1,668)
Stock-based compensation expense (2)	16,432	12,290	11,072
Acquisition-related expenses (3)	18,050	15,400	3,332
Other adjustments to cost of ATM operating revenues (4)	—	8,670	—
Other adjustments to selling, general, and administrative expenses (5)	—	505	972
Adjusted EBITDA	$253,936	$218,842	$189,533
Less:
Interest expense, net (2)	20,745	21,057	20,990
Depreciation and accretion expense (2)	74,314	66,857	59,983
Adjusted pre-tax income	158,877	130,928	108,560
Income tax expense (6)	50,840	44,777	37,996
Adjusted Net Income	$108,037	$86,151	$70,564

Adjusted Net Income per share	$2.44	$1.94	$1.62
Adjusted Net Income per diluted share	$2.41	$1.93	$1.61

Weighted average shares outstanding - basic	44,338,408	44,371,313	43,469,175
Weighted average shares outstanding - diluted	44,867,304	44,577,635	43,875,332

____________

(1)Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our 51% ownership interest in the Adjusted EBITDA of our Mexico subsidiary.

(2)Amounts exclude 49% of the expenses incurred by our Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders.

(3)Acquisition-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including contract termination costs and facility exit costs, related to acquisitions.

(4)Adjustment to cost of ATM operating revenues for the year ended December 31, 2013 is related to the nonrecurring charge for retroactive property taxes on certain ATM locations in the U.K.

(5)Adjustment to selling, general, and administrative expenses in 2013 represents nonrecurring severance related costs associated with management of our U.K. operation.

(6)Calculated using our estimated long-term, cross-jurisdictional effective cash tax rate of 32% for the year ended December 31, 2014, 35% through June 30, 2013 and 33.5% from July 1 through December 31, 2013.

Reconciliation of Adjusted Gross Profit Margin

	For the Year Ended December 31, 2014
	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
	(In thousands)

Total revenues	$1,054,821	$—	$1,054,821
Total cost of revenues (1)	704,048	—	704,048
Gross profit	$350,773	$—	$350,773
Gross profit margin	33.3%		33.3%

	For the Year Ended December 31, 2013
	As reported (GAAP)	Adjustments	Adjusted (Non-GAAP)

	(In thousands)

Total revenues	$876,486	$—	$876,486
Total cost of revenues (1)	595,287	(8,670)	586,617
Gross profit	$281,199	$8,670	$289,869
Gross profit margin	32.1%		33.1%

____________

(1)Adjustment to cost of ATM operating revenues is related to the nonrecurring charge for retroactive property taxes on certain ATM locations in the U.K

Calculation of Free Cash Flow

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash provided by operating activities	$188,553	$183,557	$136,388
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(109,909)	(77,153)	(92,803)
Free cash flow	$78,644	$106,404	$43,585

Liquidity and Capital Resources

Overview

As of December 31, 2014, we had $31.9 million in cash and cash equivalents on hand and $612.7 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities. Furthermore, we have historically used cash to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth.  We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings.  Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our merchants and vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund our ongoing capital expenditure program. Accordingly, it is not uncommon for us to reflect a working capital deficit position on our Consolidated Balance Sheet.

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

Operating Activities

Net cash provided by operating activities totaled $188.6 million, $183.6 million, and $136.4 million during the years ended December 31, 2014, 2013, and 2012, respectively.  The slight increase from 2013 to 2014 was attributable to increased income from operations, partly offset by higher amounts paid for cash taxes during 2014.  The increase from 2012 to 2013 was related to a combination of growth in income from operations excluding non-cash items such as stock-based compensation, depreciation, and amortization of intangible assets and net decreases in various working capital accounts.

Investing Activities

Net cash used in investing activities totaled $336.9 million, $266.7 million, and $113.8 million for the years ended December 31, 2014, 2013, and 2012. The increase from 2013 to 2014 was primarily the result of the cash paid, net of cash acquired, for the acquisitions completed during the year and higher capital expenditures.  The increase from 2012 to 2013 was primarily the result of the cash paid, net of cash acquired, for the acquisitions completed during the year, partially offset by lower capital expenditures.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in Recent Events – Europay, MasterCard, Visa (“EMV”). We expect that our capital expenditures for 2015 will total approximately $140 million to $150 million, the majority of which is expected to be utilized to purchase additional ATMs for our existing merchant account base and new merchant locations we expect to gain during 2015.  Additionally, we anticipate spending a portion of our estimated capital expenditures on technology upgrades, compliance and capability enhancements to our existing devices.  We expect such expenditures to be funded primarily through cash generated from our operations and borrowings under our revolving credit facility.

Acquisitions.  We continue to evaluate acquisition opportunities that complement our existing business.  We believe that expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise.  Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowing under our revolving credit facility or other financial sources that may be available to us.

Financing Activities

Net cash provided by (used in) financing activities totaled $99.2 million, $155.0 million, and $(14.1) million for the years ended December 31, 2014, 2013, and 2012, respectively.  The net cash inflow during the year ended December 31, 2014 was primarily related to the net cash proceeds received from our 2022 Notes and additional borrowings on our revolving credit facility, partly offset by the retirement of our 2018 Notes.  The net cash provided during the year ended December 31, 2013 was primarily due to the $254.2 million net proceeds received from our issuance of the Convertible Notes.

Financing Facilities

As of December 31, 2014, we had approximately $612.7 million in outstanding long-term debt, which was primarily comprised of: (1) $287.5 million of the Convertible Notes of which $225.4 million was recorded on our balance sheet net of the unamortized note discount, (2) $250.0 million of the 2022 Notes, and (3) $137.3 million in borrowings under our revolving credit facility.

Revolving Credit Facility.  As of December 31, 2014, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This revolving credit facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the Credit Agreement governing the revolving credit facility) and can be increased to up to $500.0 million under certain conditions and subject to additional commitments from the lender group.  In addition, the revolving credit facility includes a sub-limit of up to $30.0 million for letters of credit, a sub-limit of up to $25.0 million for swingline loans and a sub-limit of up to the equivalent amount of $125.0 million for loans in currencies other than U.S. Dollars.  The revolving credit facility has a termination date of April 2019.

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at our option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the our most recent Total Net Leverage Ratio (as defined in the Credit Agreement).  The margin for Alternative Base Rate loans varies between 0% to 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% to 2.25%. Swingline loans bear interest at the Alternate Base Rate plus a margin as described above. The alternative currency loans bear interest at the Adjusted LIBO Rate for the relevant currency as described above.  Substantially all of our domestic assets, including the stock of our wholly-owned domestic subsidiaries and 66% of the stock of our first-tier foreign subsidiaries, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of our material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. Additionally, no more than 40% of our Consolidated Adjusted EBITDA (as defined in the Credit Agreement) or the book value of the aggregate consolidated assets may be attributable to restricted subsidiaries that are not guarantors under the Credit Agreement.  There are currently no restrictions on the ability of our subsidiaries to declare and pay dividends to us.

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

As of December 31, 2014, the weighted-average interest rate on our outstanding revolving credit facility borrowings was approximately 2.2%. Additionally, as of December 31, 2014, we were in compliance with all the covenants contained within the facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.

As of December 31, 2014, we had approximately $235.6 million in available borrowing capacity under the $375.0 million revolving credit facility.

$200.0 Million 8.25% Senior Subordinated Notes due 2018. During the year ended December 31, 2014, we repurchased $20.6 million of the 2018 Notes in the open market.  In addition, we received tenders and consents from the holders of $64.0 million of the 2018 Notes pursuant to a cash tender offer.  Pursuant to the terms of the 2018 Notes,  we redeemed the remaining $115.4 million of the 2018 Notes outstanding on September 2, 2014 at a price of 104.125% and effectively retired all of the outstanding 2018 Notes.

In connection with the retirement of the 2018 Notes, we recorded a $3.9 million pre-tax charge during the year ended December 31, 2014 to write off the unamortized deferred financing costs associated with the 2018 Notes, which are included in the Amortization of deferred financing costs and note discount line item in the accompanying Consolidated Statements of Operations. Additionally, we recorded a $9.1 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations in the year ended December 31, 2014.

$287.5 Million 1.00% Convertible Senior Notes due 2020.  In November 2013, we completed a private placement of $287.5 million in Convertible Notes that pay interest semi-annually at a rate of 1.00% per annum and mature on December 1, 2020.  There are no restrictive covenants associated with these Convertible Notes.  In connection with the Convertible Notes, we also entered into Note Hedges at a purchase price of $72.6 million, and sold Warrants for proceeds of $40.5 million, the net effect of which was to raise the effective conversion price of the Convertible Notes to $73.29.  We are required to pay interest semi-annually on June 1st and December 1st, and to make principal payments on the Convertible Notes at maturity or upon conversion.  We are permitted to settle any conversion obligation under the Convertible Notes, in excess of the principal balance, in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.  We intend to satisfy any conversion premium by issuing shares of our common stock.  For additional details, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

$250.0 Million 5.125% Senior Notes due 2022. On July 28, 2014, we issued the 2022 Notes pursuant to an indenture dated July 28, 2014 among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, and commenced on February 1, 2015.  As of December 31, 2014, we were in compliance with all applicable covenants required under the 2022 Notes.

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

Contractual Obligations

The following table reflects our significant contractual obligations and other commercial commitments as of December 31, 2014:

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
	(In thousands)
Long-term debt obligations:
Principal (1)	$35	$—	$—	$—	$137,292	$537,500	$674,827
Interest (2)	18,713	18,713	18,713	18,713	16,696	35,734	127,282
Operating leases	6,663	5,187	3,668	2,820	1,184	2,429	21,951
Merchant space leases	5,990	4,661	2,684	2,030	823	285	16,473
Other (3)	20,913	1,350	1,350	432	—	—	24,045
Total contractual obligations	$52,314	$29,911	$26,415	$23,995	$155,995	$575,948	$864,578

____________

(1)	Represents the $250.0 million face value of our senior notes, $287.5 million face value of our convertible notes, and $137.3 million outstanding under our revolving credit facility.

(2)

Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2014, assuming current interest rates and consistent amount of debt outstanding over the periods presented in the table above.

(3)

Represents commitment to purchase $13.8 million of ATMs and equipment for our U.S. segment and $6.3 million of ATMs and equipment for our Europe segment, and $4.0 million of minimum service requirements for certain gateway and processing fees.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this 2014 Form 10-K have been prepared in accordance with U.S. GAAP, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Item 8. Financial Statements and Supplementary Data, Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Goodwill and Intangible Assets. We have accounted for our acquisitions as business combinations in accordance with U.S. GAAP. Accordingly, the amounts paid for acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. Intangible assets that met the criteria established by U.S. GAAP for recognition apart from goodwill included the acquired ATM operating agreements and related customer relationships, branding agreements, technology, trade names, and the non-compete agreements entered into in connection with certain acquisitions. The excess of the cost of the above acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed is reflected as goodwill in our consolidated financial statements.

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are tested at least annually for impairment, and intangible assets that have finite useful lives are amortized over their estimated useful lives. We follow the specific guidance provided in U.S. GAAP for testing goodwill and other non-amortized intangible assets for impairment. Although we adopted the guidance that allows companies to first make qualitative assessments to determine whether it is more likely than not that the asset is impaired, we continue to perform quantitative assessments. The guidance requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Furthermore, this requirement exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future. We have determined the reporting units based on whether the components within our geographical segments were managed separately from the rest of the segment and if discrete financials were available for that component.  For the year ended December 31, 2014, we performed our annual goodwill impairment test for five separate reporting units: (1) our domestic reporting segment; (2) the acquired ATM operations in the U.K. from Bank Machine and Cardpoint; (3) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (4) the acquired Canadian operations (Mr. Cash, subsequently renamed to Cardtronics Canada); and (5) the acquired German operations from Cardpoint.

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

Share-Based Compensation. We calculate the fair value of stock-based instruments awarded to employees and directors on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including (1) the number of awards that may ultimately be granted to and forfeited by the recipients, (2) the expected term of the underlying awards, and (3) the future volatility associated with the price of our common stock. Such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2014, are outlined in detail in Item 8, Financial Statements and Supplementary Data, Note 3, Stock-Based Compensation.

Derivative Financial Instruments. We recognize all of our derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on (1) whether such instruments have been designated (and qualify) as part of a hedging relationship, and (2) on the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These instruments are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. As of December 31, 2014, all of our derivatives were designated as cash flow hedges, and, accordingly, changes in the fair values of such derivatives have been reflected in the accumulated other comprehensive loss line in the accompanying Consolidated Balance Sheet. See Item 8. Financial Statements and Supplementary Data, Note 15, Derivative Financial Instruments for more details on our derivative financial instrument transactions.

Convertible Notes. We are party to various derivative instruments related to the issuance of our Convertible Notes. As of December 31, 2014 all of our derivative instruments related to the Convertible Notes qualified for classification within stockholders’ equity. We are required, however, for the remaining term of the Convertible Notes, to assess whether we continue to meet the stockholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of stockholders’ equity and record them as a derivative asset or liability, at which point we would be required to record any changes in fair value through earnings. See Item 8. Financial Statements and Supplementary Data, Note 10, Long-Term Debt for more details on our Convertible Notes.

New Accounting Pronouncements Issued but Not Yet Adopted

For recent accounting pronouncements not yet adopted during 2014, see Item 8. Financial Statements and Supplementary Data, Note 1(u), Recent Accounting Pronouncements Not Yet Adopted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2014, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate swaps to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances. The following swaps currently in place serve to fix the rate utilized for our vault cash rental agreements in the U.S. for the following notional amounts and periods:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,300	2.84%	January 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in the U.S. based on our average outstanding vault cash balances for the quarter ended December 31, 2014 and assuming a 100 basis point increase in interest rates:

Summary of interest rate exposure on vault cash outstanding in the U.S. (in millions):

Vault cash balance	$1,926
Interest rate swap fixed notional amount	(1,300)
Residual unhedged vault cash balance	$626

Additional annual interest incurred on 100 basis point increase	$6.3

We also have terms in certain of our U.S. contracts with merchants and financial institution partners where we can decrease fees paid to merchants or increase fees paid to us by financial institutions if vault cash rental costs increase.  We have such protection in place on approximately $250 million of vault cash as of December 31, 2014. Such protection will serve to reduce but not eliminate the exposure calculated above.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in the U.K. based on our average outstanding vault cash balances for the quarter ended December 31, 2014 and assuming a 100 basis point increase in interest rates:

Summary of interest rate exposure on vault cash outstanding in the U.K. (in millions):

Vault cash balance	$911
Interest rate swap fixed notional amount	—
Residual unhedged vault cash balance	$911

Additional annual interest incurred on 100 basis point increase	$9.1

Our sensitivity to changes in interest rates in the U.K. is somewhat mitigated by the interchange rate setting methodology that impacts the majority of our U.K. interchange revenue. Effectively, the interest rates and cash costs from two years back are considered for determining the interchange rate (i.e., interest rates and other costs from 2013 are considered for determining the 2015 interchange rate). As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with a lag. We expect some growth in outstanding vault cash balances as a result of expected future business growth in the U.K., and we may seek additional ways to mitigate our exposure to floating interest rates by engaging in derivative instruments in the future.

As of December 31, 2014, we had not entered into any derivative financial instruments to hedge our variable interest rate exposure in Mexico, Germany or Canada, as we do not deem it to be cost effective to engage in such a hedging program.  However, we may enter into derivative financial instruments in the future to hedge our interest rate exposure in those markets. The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Mexico, Germany and Canada based on our average outstanding vault cash balances for the quarter ended December 31, 2014 and assuming a 100 basis point increase in interest rates:

Summary of interest rate exposure on vault cash outstanding in all other jurisdictions (in millions):

Vault cash balance	$161
Interest rate swap fixed notional amount	—
Residual unhedged vault cash balance	$161

Additional annual interest incurred on 100 basis point increase	$1.6

As of December 31, 2014, we had a net liability of $55.0 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. We record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $137.3 million outstanding under our revolving credit facility as of December 31, 2014, an increase of 100 basis points in the underlying interest rate would have had a $1.4 million impact on our interest expense in the year then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in Other comprehensive income in our consolidated financial statements. As of December 31, 2014, this accumulated translation loss totaled approximately $34.7 million compared to approximately $18.4 million loss as of December 31, 2013.

Our consolidated financial results were not materially impacted by the change in value of the British pound, Euro, Mexican peso, or Canadian dollar relative to the U.S. dollar during the year ended December 31, 2014 compared to the prior year. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, the effect upon our reported operating income for the year ended December 31, 2014 would have been approximately $0.1 million; likewise, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Euro for the year ended December 31, 2014,  the effect upon our reported operating income would have been approximately $0.6 million; similarly, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Mexican peso for the year ended December 31, 2014, the effect upon our reported operating income would have been approximately $0.4 million; and finally, a sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10% against the Canadian dollar for the year ended December 31, 2014, the effect upon our reported operating income would have been approximately $0.2 million. At this time, we have not deemed it to be cost effective to engage in a program of hedging the effect of foreign currency fluctuations on our operating results using derivative financial instruments.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances, most of which is offset by third-party borrowings denominated in British pounds under our revolving credit facility in the U.S. This structure effectively manages the foreign currency exposure of these short-term designated intercompany balances as currency gains or losses in the intercompany borrowings are largely offset by currency gains or losses on our third-party borrowings. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of December 31, 2014, the net effect upon our Consolidated Statements of Operations would be approximately $1.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardtronics, Inc.:

We have audited Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardtronics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cardtronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Cardtronics, Inc. acquired Welch ATM (“Welch”) and Sunwin Services Group (“Sunwin”) during 2014, and management excluded from its assessment of the effectiveness of Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2014, Welch and Sunwin’s internal control over financial reporting associated with 18% of total gross assets (of which 9% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 3% included in the consolidated financial statements of Cardtronics Inc. as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Cardtronics, Inc. also excluded an evaluation of the internal control over financial reporting of Welch and Sunwin.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Houston, Texas

February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardtronics, Inc.:

We have audited the accompanying consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardtronics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. This report contains an explanatory paragraph that states Cardtronics, Inc. acquired Welch ATM (“Welch”) and Sunwin Services Group (“Sunwin”) during 2014, and management excluded from its assessment of the effectiveness of Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2014, Welch and Sunwin’s internal control over financial reporting associated with 18% of total gross assets (of which 9% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 3% included in the consolidated financial statements of Cardtronics, Inc. as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Cardtronics, Inc. also excluded an evaluation of the internal control over financial reporting of Welch and Sunwin.

/s/  KPMG LLP

Houston, Texas

February 24, 2015

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$31,875	$86,939
Accounts and notes receivable, net of allowance of $1,082 and $571 as of December 31, 2014 and December 31, 2013, respectively	80,321	58,274
Inventory, net	5,971	5,302
Restricted cash	20,427	14,896
Current portion of deferred tax asset, net	24,303	21,202
Prepaid expenses, deferred costs, and other current assets	34,508	20,159
Total current assets	197,405	206,772
Property and equipment, net	335,795	270,966
Intangible assets, net	177,540	155,276
Goodwill	511,963	404,491
Deferred tax asset, net	10,487	9,680
Prepaid expenses, deferred costs, and other noncurrent assets	22,600	9,018
Total assets	$1,255,790	$1,056,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35	$1,289
Current portion of other long-term liabilities	34,937	35,597
Accounts payable	35,984	38,981
Accrued liabilities	179,966	137,776
Current portion of deferred tax liability, net	—	1,152
Total current liabilities	250,922	214,795
Long-term liabilities:
Long-term debt	612,662	489,225
Asset retirement obligations	52,039	60,665
Deferred tax liability, net	15,916	5,668
Other long-term liabilities	37,716	38,736
Total liabilities	969,255	809,089

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 51,596,360 and 51,207,849 shares issued as of December 31, 2014 and December 31, 2013, respectively; 44,562,122 and 44,375,952 shares outstanding as of December 31, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	352,166	330,862
Accumulated other comprehensive loss, net	(83,007)	(72,954)
Retained earnings	118,817	81,677
Treasury stock; 7,034,238 and 6,831,897 shares at cost as of December 31, 2014 and December 31, 2013, respectively	(97,835)	(90,679)
Total parent stockholders’ equity	290,146	248,911
Noncontrolling interests	(3,611)	(1,797)
Total stockholders’ equity	286,535	247,114
Total liabilities and stockholders’ equity	$1,255,790	$1,056,203

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)

	Year Ended December 31,
	2014	2013	2012

Revenues:
ATM operating revenues	$1,007,765	$854,196	$743,662
ATM product sales and other revenues	47,056	22,290	36,787
Total revenues	1,054,821	876,486	780,449
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1)	659,350	573,959	502,682
Cost of ATM product sales and other revenues	44,698	21,328	33,405
Total cost of revenues	704,048	595,287	536,087
Gross profit	350,773	281,199	244,362
Operating expenses:
Selling, general, and administrative expenses	113,470	84,592	65,525
Acquisition-related expenses	18,050	15,400	3,332
Depreciation and accretion expense	75,622	68,480	61,499
Amortization of intangible assets	35,768	27,336	21,712
Loss on disposal of assets	3,224	2,790	1,787
Total operating expenses	246,134	198,598	153,855
Income from operations	104,639	82,601	90,507
Other expense (income):
Interest expense, net	20,776	21,155	21,161
Amortization of deferred financing costs and note discount	13,036	1,931	896
Redemption costs for early extinguishment of debt	9,075	—	—
Other income, net	(1,616)	(3,150)	(1,821)
Total other expense	41,271	19,936	20,236
Income before income taxes	63,368	62,665	70,271
Income tax expense	28,174	42,018	27,009
Net income	35,194	20,647	43,262
Net loss attributable to noncontrolling interests	(1,946)	(3,169)	(329)
Net income attributable to controlling interests and available to common stockholders	$37,140	$23,816	$43,591

Net income per common share – basic	$0.83	$0.52	$0.97
Net income per common share – diluted	$0.82	$0.52	$0.96

Weighted average shares outstanding – basic	44,338,408	44,371,313	43,469,175
Weighted average shares outstanding – diluted	44,867,304	44,577,635	43,875,332

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$35,194	$20,647	$43,262
Unrealized gains (losses) on interest rate swap contracts, net of income tax expense (benefit) of $4,128, $16,584, and $(14,811) for the years ended December 31, 2014, 2013, and 2012, respectively	6,220	25,933	(23,684)
Foreign currency translation adjustments	(16,273)	6,198	2,501
Other comprehensive (loss) income	(10,053)	32,131	(21,183)
Total comprehensive income	25,141	52,778	22,079
Less: comprehensive loss attributable to noncontrolling interests	(1,987)	(3,134)	(220)
Comprehensive income attributable to controlling interests	$27,128	$55,912	$22,299

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amounts	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Treasury Stock	Non-controlling Interests	Total
Balance, January 1, 2012:	43,999	$4	$234,716	$(83,902)	$14,270	$(53,500)	$1,557	$113,145
Issuance of common stock for stock-based compensation, net of forfeitures	818	1	7,124	-	-	-	-	7,125
Repurchase of common stock	(176)	-	-	-	-	(4,770)	-	(4,770)
Stock-based compensation charges	-	-	11,116	-	-	-	-	11,116
Unrealized losses on interest rate swaps, net of income tax benefit of $14,811	-	-	-	(23,684)	-	-	-	(23,684)
Net income attributable to controlling interests	-	-	-	-	43,591	-	-	43,591
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(329)	(329)
Foreign currency translation adjustments	-	-	-	2,501	-	-	109	2,610
Balance, December 31, 2012:	44,641	$5	$252,956	$(105,085)	$57,861	$(58,270)	$1,337	$148,804
Issuance of common stock for stock-based compensation, net of forfeitures	566	-	2,625	-	-	-	-	2,625
Repurchase of common stock	(831)	-	-	-	-	(32,409)	-	(32,409)
Stock-based compensation charges	-	-	12,303	-	-	-	-	12,303
Excess tax benefit from stock-based compensation expense	-	-	24,007	-	-	-	-	24,007
Equity portion of convertible senior notes, note hedges, and warrants, net of deferred tax assets of $995 and deferred financing costs of $1,671	-	-	38,971	-	-	-	-	38,971
Unrealized gains on interest rate swaps, net of income tax expense of $16,584	-	-	-	25,933	-	-	-	25,933
Net income attributable to controlling interests	-	-	-	-	23,816	-	-	23,816
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(3,169)	(3,169)
Foreign currency translation adjustments	-	-	-	6,198	-	-	35	6,233
Balance, December 31, 2013:	44,376	$5	$330,862	$(72,954)	$81,677	$(90,679)	$(1,797)	$247,114
Issuance of common stock for stock-based compensation, net of forfeitures	370	-	810	-	-	-	-	810
Repurchase of common stock	(184)	-	-	-	-	(7,156)	-	(7,156)
Stock-based compensation charges	-	-	16,245	-	-	-	-	16,245
Excess tax benefit from stock-based compensation expense	-	-	4,739	-	-	-	-	4,739
Financing costs related to equity portion of convertible senior notes, note hedges, and warrants	-	-	(490)	-	-	-	-	(490)
Unrealized gains on interest rate swaps, net of income tax expense of $4,128	-	-	-	6,220	-	-	-	6,220
Net income attributable to controlling interests	-	-	-	-	37,140	-	-	37,140
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(1,946)	(1,946)
Foreign currency translation adjustments	-	-	-	(16,273)	-	-	132	(16,141)
Balance, December 31, 2014:	44,562	$5	$352,166	$(83,007)	$118,817	$(97,835)	$(3,611)	$286,535

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$35,194	$20,647	$43,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	111,390	95,816	83,211
Amortization of deferred financing costs and note discount	13,036	1,931	896
Stock-based compensation expense	16,502	12,324	11,110
Deferred income taxes	3,038	8,533	25,694
Loss on disposal of assets	3,224	2,790	1,787
Other reserves and non-cash items	5,188	4,812	1,786
Redemption cost for early extinguishment of debt	9,075	—	—
Changes in assets and liabilities:
Increase in accounts and notes receivable, net	(12,224)	(11,087)	(3,564)
(Increase) decrease in prepaid, deferred costs, and other current assets	(7,578)	15,504	(18,922)
Increase in inventory	(2,399)	(1,943)	(2,436)
(Increase) decrease in other assets	(4,175)	(1,503)	18,487
Increase (decrease) in accounts payable	(4,940)	12,804	(12,409)
Increase (decrease) in accrued liabilities	20,100	29,722	(6,203)
Increase (decrease) in other liabilities	3,122	(6,793)	(6,311)
Net cash provided by operating activities	188,553	183,557	136,388

Cash flows from investing activities:
Additions to property and equipment	(108,000)	(71,562)	(89,579)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(1,909)	(5,591)	(3,224)
Acquisitions, net of cash acquired	(226,972)	(189,587)	(20,961)
Net cash used in investing activities	(336,881)	(266,740)	(113,764)

Cash flows from financing activities:
Proceeds from issuance of senior notes	250,000	—	—
Proceeds from issuance of convertible notes	—	287,500	—
Repayments of senior subordinated notes	(200,000)	—	—
Proceeds from borrowings under revolving credit facility	127,657	311,277	245,100
Repayments of borrowings under revolving credit facility and other notes	(61,539)	(397,667)	(261,596)
Repayments of borrowings under bank overdraft facility, net	—	—	(162)
Proceeds from issuance of warrants	—	40,509	—
Purchase of convertible note hedges	—	(72,565)	—
Debt issuance, modification and redemption costs	(14,746)	(7,540)	—
Payment of contingent consideration	(517)	(750)	—
Proceeds from exercises of stock options	810	2,626	7,344
Excess tax benefit from stock-based compensation expense	4,739	24,007	—
Repurchase of capital stock	(7,156)	(32,409)	(4,770)
Net cash provided by (used in) financing activities	99,248	154,988	(14,084)

Effect of exchange rate changes on cash	(5,984)	1,273	(255)
Net (decrease) increase in cash and cash equivalents	(55,064)	73,078	8,285

Cash and cash equivalents as of beginning of period	86,939	13,861	5,576
Cash and cash equivalents as of end of period	$31,875	$86,939	$13,861

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$21,094	$20,831	$21,250
Cash paid for income taxes	$26,014	$4,031	$3,049

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation and Summary of Significant Accounting Policies

(a)  Description of Business

Cardtronics, Inc., along with its wholly- and majority-owned subsidiaries (collectively, the "Company") provides convenient automated consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of December 31, 2014, the Company provided services to approximately 110,200 devices across its portfolio, which included approximately 91,850 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territories of Puerto Rico and the U.S. Virgin Islands, approximately 12,900 devices throughout the United Kingdom ("U.K."), approximately 900 devices throughout Germany, approximately 2,500 devices throughout Canada, and approximately 2,050 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 110,200 devices are approximately 32,000 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including BBVA Compass Bancshares, Inc., Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc.,  Santander Bank, N.A., and PNC Bank, N.A. in the U.S. and The Bank of Nova Scotia (“Scotiabank”) in Canada and Puerto Rico. In Mexico, the Company partners with Bansí, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a noncontrolling interest owner in Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), as well as with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on the Company’s ATMs in exchange for certain services provided by them. As of December 31, 2014,  approximately 22,800 of the Company’s ATMs were under contract with financial institutions to place their logos on the machines and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which approximately 55,000 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that may lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of the Company’s ATMs in the U.S., a portion of the Company’s ATMs in the U.K. and Canada, Puerto Rico and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

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

In management’s opinion, all adjustments necessary for a fair presentation of the Company’s current and prior period results have been made. Certain balances have been reclassified in the December 31, 2013 audited financial statements to present information consistently between periods. During the year ended December 31, 2014, the Company changed its accounting policy related to the presentation of certain upfront merchant payments by reclassifying such payments from Intangible assets, net to the Prepaid expenses, deferred costs, and other noncurrent assets line item on the Consolidated Balance Sheet. Prior period amounts have been reclassified to conform to this presentation.

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit during the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$63,711	$59,841	$53,028
Amortization of intangible assets	35,768	27,336	21,712
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$99,479	$87,177	$74,740

(c)  Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of intangibles, goodwill, asset retirement obligations, contingencies, and valuation allowances for receivables, inventories, and deferred income tax assets. Additionally, the Company is required to make estimates and assumptions related to the valuation of its derivative instruments and stock-based compensation.  Actual results can, and often do, differ from those assumed in the Company’s estimates.

(d)  Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as restricted cash in current or noncurrent assets on the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be used. There was $20.4 million and $14.9 million of restricted cash in current assets as of December 31, 2014 and 2013, respectively. Current restricted cash consisted of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers.

(e)  Cash Management Program

The Company relies on agreements with various banks, such as Bank of America, N.A. (“Bank of America”) and Wells Fargo, N.A. (“Wells Fargo”), to provide the cash that it uses in its devices in which the merchants do not provide their own cash. The Company pays a fee for its usage of this vault cash based on the total amount of cash outstanding at any given time, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the devices. At all times, beneficial ownership of the cash is retained by the cash providers, and the Company has no access or right to the cash except for those ATMs that are serviced by the Company’s wholly-owned armored courier operations in the U.K. While the armored courier operations have physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. The Company’s vault cash agreements expire at various times through December 2017. (See Note 19, Concentration Risk for additional information on the concentration risk associated with the Company’s vault cash arrangements.) Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the accompanying Consolidated Financial Statements. The average amount of cash in the Company’s devices for the quarters ended December 31, 2014 and 2013 was approximately $3.0 billion and $2.7 billion, respectively.

(f)  Accounts Receivable, net of Allowance for Doubtful Accounts

Accounts receivable are comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date, as well as receivables from bank branding and network branding customers, and for equipment sales and service. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based on an analysis of its past due accounts. All balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(g)  Inventory

Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
ATMs	$2,046	$2,022
ATM parts and supplies	5,012	4,013
Total	7,058	6,035
Less: Inventory reserves	(1,087)	(733)
Inventory, net	$5,971	$5,302

(h)  Property and Equipment, Net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to ten years. Most new ATMs are depreciated over eight years and most refurbished ATMs and installation-related costs are depreciated over five years, all on a straight-line basis. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Also included in property and equipment are new ATMs and/or financial services kiosks and the associated equipment the Company has acquired for future installation. These devices are held as “deployments in process” and are not depreciated until actually installed. Significant refurbishment costs that extend the useful life of an asset, or enhance its functionality are capitalized and depreciated over the estimated remaining life of the improved asset. Property and equipment are reviewed for impairment at least annually and additionally whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Maintenance on the Company’s devices is typically performed by third-parties and is generally incurred as a fixed fee per month per device, except for in the U.K. where maintenance is primarily performed by in-house technicians. In both cases, amounts incurred for maintenance are expensed as incurred.

Also included within property and equipment are costs associated with internally-developed products. The Company capitalizes certain internal costs associated with developing new or enhanced products and technology that are expected to benefit multiple future periods through enhanced revenues and/or cost savings and efficiencies. Internally developed projects are placed into service and depreciation is commenced once the products are completed and become operational. These projects generally are depreciated over estimated useful lives of three to five years on a straight-line basis. During 2014, the Company capitalized internal development costs of approximately $3.6 million.

Depreciation expense for property and equipment for the years ended December 31, 2014, 2013, and 2012 was $73.1 million, $65.7 million, and $58.9 million, respectively. As of December 31, 2014, the Company did not have any material capital leases outstanding. See Note 1(l), Asset Retirement Obligations, for additional information on asset retirement obligations associated with the Company’s devices.

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

No impairment of indefinite-live intangible assets was identified during the years ended December 31, 2014 and 2013. Additional information regarding the Company’s intangible assets is included in Note 7, Intangible Assets.

(j)   Goodwill

Goodwill resulting from a business combination is not amortized but is tested for impairment at least annually and more frequently if conditions warrant. Under U.S. GAAP, goodwill should be tested for impairment at the reporting unit level, which in the Company’s case involves five separate reporting units: (i) the Company’s domestic reporting segment; (ii) the acquired ATM operations in the U.K. from Bank Machine, Cardpoint and Sunwin Services Group (“Sunwin”); (iii) the acquired CCS Mexico (subsequently renamed to Cardtronics Mexico) operations; (iv) the acquired Canadian operations (subsequently renamed Cardtronics Canada); and (v) the acquired German operations from Cardpoint. For each reporting unit, the carrying amount of the net assets associated with the applicable reporting unit is compared to the estimated fair value of such reporting unit as of the testing date (i.e., December 31, 2014). When estimating fair values of a reporting unit for its goodwill impairment test, the Company utilizes a combination of the income approach and market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows, which have been discounted using a weighted-average cost of capital rate for each reporting unit. The market approach provides an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, is then compared to the fair value of the Company as a whole, as determined based on the market approach. If such amounts are consistent, the estimated fair values for each reporting unit, as derived from the income approach, are utilized.

All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management. The primary assumptions used in the income approach are estimated cash flows, the weighted average cost of capital for each reporting unit, and valuation multiples assigned to the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) of each reporting unit in order to assess the terminal value for each reporting unit. Estimated cash flows are primarily based on the Company’s projected revenues, operating costs, and capital expenditures and are discounted based on comparable industry average rates for the weighted-average cost of capital for each reporting unit. The Company utilized discount rates based on weighted-average cost of capital amounts ranging from 10% to 12% when estimating the fair values of its reporting units as of December 31, 2014 and 2013. With respect to the EBITDA multiples utilized in assessing the terminal value of each of its reporting units, the Company utilized its current multiple, but also evaluated it to current and historical valuation multiples assigned to a number of its industry peer group companies for reasonableness.

Based on the results of the impairment analysis, the Company determined that no impairment of goodwill existed as of December 31, 2014 and 2013, and the fair values of its reporting units were in excess of the carrying values of such reporting units.

(k)  Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes, which are based on temporary differences between the amount of taxable income and income before provision for income taxes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at current income tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event the Company does not believe it is more-likely-than-not that it will be able to utilize the related tax benefits associated with deferred tax assets, valuation allowances will be recorded to reserve for the assets.

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

•

Bank branding revenues, which are generated by the Company’s bank branding arrangements, under which financial institutions generally pay a fixed monthly fee per device to the Company to place their brand name on selected ATMs and multi-function kiosks within the Company’s portfolio. In return for such fees, the branding institution’s customers can use those branded devices without paying a surcharge fee. The monthly per device branding fees are recognized as revenues on a monthly basis as earned, and a portion of the arrangements are subject to escalation clauses within the agreements. In addition to the monthly branding fees, the Company may also receive a one-time set-up fee per device. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate the Company for the burden incurred related to the initial set-up of a branded device versus the on-going monthly services provided for the actual branding. The Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank branding agreements on a straight-line basis.

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

•

Managed services revenues, which the Company typically receives a fixed management fee and may be supplemented by certain additional fees based on transaction volume.  While the management fee and any additional fees are recognized as revenue on a monthly basis as earned, the surcharge and interchange fees generated by the ATM under the managed services agreement are earned by the Company’s customer, and therefore, are not recorded as revenue of the Company.

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

ATM services. Effective with the Sunwin acquisition in November 2014, the Company also generates revenues from the sale of services  to retailers, including the provision of cash delivery and maintenance services. Revenues from this business activity are included within the

“ATM product sales and other revenues” category in the accompanying Consolidated Statements of Operations. The Company recognizes and invoices revenues related to these services when the service has been performed.

Merchant-owned arrangements. In connection with the Company’s merchant-owned ATM operating/processing arrangements, the Company typically pays all or a sizable portion of the transaction fees that it collects to the merchant as payment for providing, placing, and maintaining the ATM unit. Pursuant to the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-45-45, Revenue Recognition – Principal Agent Considerations – Other Presentation Matters, the Company has assessed whether to record such payments as a reduction of associated ATM transaction revenues or a cost of revenues. Specifically, if the Company acts as the principal and is the primary obligor in the ATM transactions, provides the processing for the ATM transactions, has significant influence over pricing, and has the risks and rewards of ownership, including a variable earnings component and the risk of loss for collection, the Company recognizes the surcharge and interchange fees on a gross basis and does not reduce its reported revenues for payments made to the various merchants and retail establishments where the ATM units are housed. As a result, for agreements under which the Company acts as the principal, the Company records the total amounts earned from the underlying ATM transactions as ATM operating revenues and records the related merchant commissions as a cost of ATM operating revenues. However, for those agreements in which the Company does not meet the criteria to qualify as the principal agent in the transaction, the Company does not record the related surcharge and interchange revenue as the rights associated with this revenue stream inure to the benefit of the merchant.

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

In connection with the issuance of the $250.0 million of 1.00% convertible senior notes due December 2020, the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. For additional information on the Company’s convertible note hedges and warrant transactions, see Note 10, Long-Term Debt.

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

(s)  Advertising Costs

Advertising costs are expensed as incurred and totaled $5.4 million, $4.4 million, and $3.0 million during the years ended December 31, 2014, 2013, and 2012, respectively, and are included in the line item Selling, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

(t)  Working Capital Deficit

The Company’s surcharge and interchange revenues are typically collected in cash on a daily basis or within a short period of time subsequent to the end of each month. However, the Company typically pays its vendors on 30 day terms and is not required to pay certain of its merchants until 20 days after the end of each calendar month. As a result, the Company will typically utilize the excess cash flow generated from such timing differences to fund its capital expenditure needs or to repay amounts outstanding under its revolving line of credit (which, when drawn upon, is reflected as a long-term liability in the accompanying Consolidated Balance Sheets). Accordingly, this utilization will often cause the Company’s balance sheet to reflect a working capital deficit position. The Company considers such a presentation to be a normal part of its ongoing operations.

(u)  Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

The results of operations of the acquired Cardpoint portfolio were included in the Company's Consolidated Statement of Operations subsequent to the August 7, 2013 acquisition date. Revenue and loss from operations of $46.3 million and $1.7 million, respectively, were included in the year ended December 31, 2013. The loss from operations for the year ended December 31, 2013 included approximately $5.8 million in acquisition-related expenses incurred related to this acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The total purchase consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of approximately $78.7 million, all of which has been assigned to the Company's Europe reporting segment, which now includes operations from both the U.K. and Germany. The recognized goodwill is primarily attributable to expected revenue and cost synergies from the acquisition. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes; however, the Company acquired significant tax assets in the form of accumulated net operating loss carryforwards and capital allowances, which the Company expects to utilize.

(In thousands)
Cash and cash equivalents	$4,782
Accounts and notes receivable	619
Inventory	863
Restricted cash	7,522
Prepaid expenses, deferred costs, and other current assets	6,665
Property and equipment	29,500
Deferred tax assets	28,434
Intangible assets	59,673
Goodwill	78,727
Total assets acquired	216,785

Accounts payable	6,052
Accrued liabilities	25,368
Deferred revenue	56
Asset retirement obligations	9,868
Deferred tax liabilities	13,613
Total liabilities assumed	54,957

Net assets acquired	$161,828

The fair values of intangible assets acquired have been estimated by utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The intangible assets acquired as part of the Cardpoint acquisition are being amortized on a straight-line basis, and at the date of acquisition the fair values consisted of the following:

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

The unaudited pro forma financial results do not reflect the impact of other acquisitions consummated by the Company during the years ended December 31, 2013 and 2014. The unaudited pro forma financial results assume that the Cardpoint acquisition occurred on January 1, 2012, and are not necessarily indicative of the actual results that would have occurred had those transactions been completed on that date. Furthermore, it does not reflect the impacts of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma financial results are not necessarily indicative of the future results to be expected for the consolidated operations.

Other Acquisitions

On February 6, 2014, the Company acquired the majority of the assets of Automated Financial, LLC (“Automated Financial”), an Arizona-based provider of ATM services to approximately 2,100 ATMs consisting primarily of merchant-owned ATMs. The Automated Financial acquisition did not have a material effect on the Company's consolidated results of operations during the year ended December 31, 2014.

On October 6, 2014, the Company completed the acquisition of Welch ATM (“Welch”), an Illinois-based provider of ATM services to approximately 26,000 ATMs.  The total purchase consideration was approximately $159.4 million, which included cash of $154.0 million and deferred purchase consideration of $5.4 million. As a result of the acquisition, the Company added over 3,600 Company-owned ATMs across 47 states, with the majority of the machines located in high-traffic convenience store locations. In addition, many of the Welch ATMs are under contract with financial institutions to carry their brand and logo on the ATM, which has further enhanced the Company's surcharge-free product offerings.

The total purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values at the date of acquisition. The preliminary fair values of the intangible assets acquired included customer relationships valued at $52.5 million, estimated utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The preliminary fair values of the tangible assets acquired included property, plant, and equipment valued at $11.0 million, estimated utilizing the market and cost approaches. The preliminary purchase price allocation resulted in goodwill of approximately $102.4 million, all of which has been assigned to the Company's U.S. reporting segment. The recognized goodwill is primarily attributable to expected synergies. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes.

On November 3, 2014, the Company completed the acquisition of Sunwin, a subsidiary of the Co-operative Group (“Co-op”) for aggregate cash consideration of approximately £41.5 million or approximately $66.4 million. As of the end of 2014, approximately £13.25 million of the £41.5 million had not yet been paid, but is anticipated to be paid in early 2015 upon the completion of certain events. Sunwin’s primary business is providing secure cash logistics and ATM maintenance services to ATMs and guarding services to retail locations. The Company also acquired approximately 1,950 ATMs from Co-op Bank and secured an exclusive ATM operating agreement to operate ATMs at Co-op Food locations. The Company has accounted for these transactions as if they were all related due to the timing of the transactions being completed and the dependency of the transactions to each other.

As of December 31, 2014, the Company had not yet completed its purchase accounting for these transactions because the final appraisals of acquired intangible assets have not yet been completed. The Company expects to complete the purchase accounting within the first six months of 2015 as it completes its final review of the valuations of the various components involved in the transactions.

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

	2014	2013	2012
	(In thousands)
Cost of ATM operating revenues	$1,273	$911	$930
Selling, general, and administrative expenses	15,229	11,413	10,180
Total stock-based compensation expense	$16,502	$12,324	$11,110

The increase in stock-based compensation expense each year was due to additional expense recognition from the additional grants made during the periods. All grants during the periods above were made under the Company's Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan"), which is further discussed below.

Stock-Based Compensation Plans. The Company currently has two long-term incentive plans - the 2007 Plan and the 2001 Stock Incentive Plan (the “2001 Plan”). The purpose of each of these plans is to provide members of the Company’s Board of Directors and employees of the Company and its affiliates additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its affiliates. Equity grants awarded under these plans generally vest in various increments over four years based on continued employment. The Company handles stock option exercises and other stock grants through the issuance of new common shares.

2007 Plan.  The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, options that do not constitute incentive stock options, Restricted Stock Awards (“RSAs”), phantom stock awards, Restricted Stock Unites (“RSUs”), bonus stock awards, performance awards, and annual incentive awards. The number of shares of common stock that may be issued under the 2007 Plan may not exceed 9,679,393 shares. The shares issued under the 2007 Plan are subject to further adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2014,  416,500 options and 4,516,800 shares of restricted stock awards and units, net of cancellations, had been granted under the 2007 Plan, and options to purchase 247,625 shares of common stock have been exercised.

2001 Plan.  No further awards were granted during 2014 under the Company’s 2001 Plan, as a result of the 2007 Plan adoption. As of December 31, 2014, options to purchase an aggregate of 6,438,172 shares of common stock (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which the Company considered as non-qualified stock options, and options to purchase 6,177,704 shares of common stock had been exercised.

Restricted Stock Awards.  The number of the Company's outstanding Restricted Stock Awards (“RSAs”) as of December 31, 2014, and changes during the year ended December 31, 2014, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2014	375,498	$18.42
Granted	—	$—
Vested	(274,056)	$15.22
Forfeited	(18,414)	$27.16
RSAs outstanding as of December 31, 2014	83,028	$27.06

The majority of RSAs granted vest ratably over a four-year service period, and had a weighted average grant date fair value of $26.86 and $28.30 for the years ended 2013 and 2012, respectively.  No RSAs were granted in 2014.  The total fair value of RSAs that vested during the years ended December 31, 2014, 2013, and 2012 was $10.8 million,  $8.1 million and $15.1 million, respectively.  Compensation expense associated with RSAs totaled approximately $1.9 million, $4.1 million, and $5.5 million during 2014,  2013, and 2012, respectively, and based upon management’s estimates of forfeitures, there was approximately $1.4 million of unrecognized compensation cost associated with these RSAs as of December 31, 2014,  which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 1.8 years.

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

The number of the Company's non-vested RSUs as of December 31, 2014, and changes during the year ended December 31, 2014, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2014	733,235	$25.26
Granted	412,668	$31.87
Vested	(295,419)	$23.48
Forfeited	(63,687)	$27.99
Non-vested RSUs as of December 31, 2014	786,797	$29.17

The above table only includes RSUs not subject to performance conditions; therefore, the Performance-RSUs granted in 2014 but not yet earned are not included. The number of Performance-RSUs granted in 2014 at target, net of forfeitures, was 206,587 shares with a grant date fair value of $38.40 per unit. The weighted average grant date fair value of the RSUs granted was $31.87, $31.72 and $21.73 for the years ended December 31, 2014,  2013, and 2012, respectively.  The total fair value of RSUs that vested during the years ended December 31, 2014 and 2013 was approximately $6.9 and $7.1 million, respectively.  No RSUs vested during the year ended December 31, 2012. Compensation expense associated with all RSUs totaled approximately $14.6 million, $8.1 million, and $5.5 million during 2014,  2013, and 2012, respectively. The unrecognized compensation expense associated with all RSU grants was $8.5 million as of December 31, 2014,  which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted-average vesting period of approximately 2.2 years.

Options.  The number of the Company's outstanding stock options as of December 31, 2014, and changes during the year ended December 31, 2014, are presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Options outstanding as of January 1, 2014	280,175	$9.66
Exercised	(93,092)	$8.70
Forfeited	—	$—
Cancelled	(3,716)	$0.03
Options outstanding as of December 31, 2014	183,367	$10.33	$5,177	2.04 years

Options vested and exercisable as of December 31, 2014	183,367	$10.33	$5,177	2.04 years

Options exercised during the years ended December 31, 2014,  2013, and 2012 had a total intrinsic value of approximately $2.8 million, $6.7 million, and $12.9 million, respectively, which resulted in estimated tax benefits to the Company of approximately $0.9 million,  $2.3 million, and $4.5 million, respectively. During 2012, the Company was in a net operating loss carryforward position; therefore, such benefits were not reflected in the accompanying consolidated financial statements for that year. The cash received by the Company as a result of option exercises was $0.8 million, $2.6 million, and $7.3 million for the years ended December 31, 2014,  2013, and 2012, respectively.

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

As of December 31, 2014, the Company had no unrecognized compensation expense associated with outstanding options and all remaining outstanding options became fully vested during 2014.  Compensation expense recognized related to stock options totaled approximately $0.01 million,  $0.1 million, and $0.1 million for the years ended December 31, 2014,  2013, and 2012, respectively.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the years ended December 31, 2014, 2013, and 2012 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s convertible notes were excluded from diluted shares outstanding for the years ended December 31, 2014, 2013, and 2012 because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its convertible notes was also excluded, as the effect is anti-dilutive.

The shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company.  Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the years ended December 31, 2014, 2013, and 2012 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	2014
	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$37,140
Less: Undistributed earnings allocated to unvested restricted shares	(126)
Net income available to common stockholders	$37,014	44,338,408	$0.83

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$126
Stock options added to the denominator under the treasury stock method		117,777
RSUs added to the denominator under the treasury stock method		411,119
Less: Undistributed earnings reallocated to restricted shares	(125)
Net income available to common stockholders and assumed conversions	$37,015	44,867,304	$0.82

	2013			2012
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$23,816			$43,591
Less: Undistributed earnings allocated to unvested restricted shares	(672)			(1,497)
Net income available to common stockholders	$23,144	44,371,313	$0.52	$42,094	43,469,175	$0.97

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$672			$1,497
Stock options added to the denominator under the treasury stock method		206,322			406,157
Less: Undistributed earnings reallocated to restricted shares	(669)			(1,483)
Net income available to common stockholders and assumed conversions	$23,147	44,577,635	$0.52	$42,108	43,875,332	$0.96

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock of 59,301 shares, 516,127 shares, and 630,537 shares for the years ended December 31, 2014,  2013, and 2012, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Related Party Transactions

Board members. Dennis Lynch, a member of the Company’s Board of Directors, is a member of the Board of Directors for Fiserv, Inc. (“Fiserv”). Additionally, Jorge Diaz, also a member of the Company’s Board of Directors, is the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv. During the years ended December 31, 2014, 2013 and 2012, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, maintenance, cash management, and cash replenishment. The amounts paid to Fiserv for the years ended December 31, 2014, 2013, and 2012 were immaterial.

Bansi, an entity that owns a noncontrolling interest in the Company’s subsidiary, Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico in the normal course of business, including serving as one of the vault cash providers and bank sponsors, as well as providing other miscellaneous services. The amounts paid to Bansi for the years ended December 31, 2014, 2013, and 2012 were immaterial.

(6)  Property and Equipment, Net

The following is a summary of the components of property and equipment as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
ATM equipment and related costs	$512,001	$538,364
Technology assets	71,399	53,271
Office furniture, fixtures, and other	89,696	40,564
Total	673,096	632,199
Less accumulated depreciation	(337,301)	(361,233)
Net property and equipment	$335,795	$270,966

The property and equipment balances include deployments in process, as discussed in Note 1(h), Property and Equipment, Net, of $16.4 million and $12.7 million as of December 31, 2014 and 2013, respectively.

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2014 and 2013,  as well as the changes in the net carrying amounts for the years ended December 31, 2014 and 2013 by segment:

	Goodwill
	U.S.	Europe (1)	Other International (2)	Total
	(In thousands)
Balance as of January 1, 2013:
Gross balance	$268,454	$64,142	$3,103	$335,699
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$268,454	$14,139	$3,103	$285,696

Acquisitions	13,316	97,929	—	111,245
Purchase price adjustments	29	—	141	170
Allocation adjustment	6,640	(6,860)	220	—
Foreign currency translation adjustments	—	7,552	(172)	7,380

Balance as of December 31, 2013:
Gross balance	$288,439	$162,763	$3,292	$454,494
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$288,439	$112,760	$3,292	$404,491

Acquisitions	108,932	15,461	—	124,393
Purchase price adjustments	(1,493)	(7,779)	—	(9,272)
Foreign currency translation adjustments	—	(7,456)	(193)	(7,649)

Balance as of December 31, 2014:
Gross balance	$395,878	$162,989	$3,099	$561,966
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$395,878	$112,986	$3,099	$511,963

	Trade Name: indefinite-lived
	U.S.	Europe	Total
	(In thousands)
Balance as of January 1, 2013	$200	$3,231	$3,431
Acquisitions	—	513	513
Reclassification to definite-lived trade name	—	(3,298)	(3,298)
Foreign currency translation adjustments	—	114	114
Balance as of December 31, 2013	$200	$560	$760
Foreign currency translation adjustments	—	(32)	(32)
Balance as of December 31, 2014	$200	$528	$728

Intangible Assets with Definite Lives

The following is a summary of the Company’s intangible assets that were subject to amortization:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$338,830	$(186,185)	$152,645	$291,392	$(162,775)	$128,617
Deferred financing costs	16,127	(5,851)	10,276	15,038	(5,466)	9,572
Non-compete agreements	4,568	(3,374)	1,194	4,075	(2,437)	1,638
Technology	2,803	(2,025)	778	2,827	(775)	2,052
Trade name: definite-lived	13,702	(1,783)	11,919	13,164	(527)	12,637
Total	$376,030	$(199,218)	$176,812	$326,496	$(171,980)	$154,516

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

Amortization of definite-lived intangible assets is recorded in the Amortization of intangible assets line item in the Consolidated Statements of Operations, including any impairment charges, except for deferred financing costs and certain exclusive license agreements. Amortization of deferred financing costs is recorded in the Consolidated Statements of Operations combined with amortization of note discount. Certain exclusive license agreements that were effectively prepayments of merchant fees were amortized through the cost of ATM operating revenues line item during the years ended December 31, 2014 and 2013, for $3.9 million and $4.0 million, respectively. The Company recorded approximately $1.3 million in additional amortization expense during the year ended December 31, 2014 related to impairment of a previously acquired merchant contract/relationship intangible asset associated with its U.S. reporting segment.

The components of intangible assets acquired during the year ended December 31, 2014 were as follows:

	Amount Acquired in 2014	Weighted Average Amortization Period
	(In thousands)
Customer and branding contracts/relationships	$71,955	6.7 years
Non-compete agreements	590	4.2 years
Trade name: definite-lived	2,164	3.0 years
Total	$74,709

Estimated amortization for the Company’s intangible assets with definite lives for each of the next five years, and thereafter is as follows (amounts in thousands):

2015	$39,116
2016	35,268
2017	31,343
2018	25,898
2019	22,092
Thereafter	23,095
Total	$176,812

(8) Prepaid Expenses and Other Assets

The following is a summary of prepaid expenses, deferred costs, and other assets as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Prepaid Expenses, Deferred Costs, and Other Current Assets:
Prepaid expenses	$27,406	$12,412
Deferred costs and other current assets	7,102	7,747
Total	$34,508	$20,159

Prepaid Expenses, Deferred Costs, and Other Noncurrent Assets:
Prepaid expenses	$21,158	$7,892
Deferred costs	738	776
Other	704	350
Total	$22,600	$9,018

As of December 31, 2014, the Company had recorded $13.4 million as prepaid merchant commissions related to the Co-op Food ATM estate contract, which drove the majority of the year-over-year increase in the noncurrent prepaid expenses and other assets. This amount is being amortized over the life of the contract and the expense is recorded within the Cost of ATM operating revenues line in the Consolidated Statements of Operations.

(9) Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Accrued merchant fees	$39,473	$32,619
Deferred acquisition purchase price (1)	20,580	—
Accrued compensation	18,050	12,501
Accrued taxes	14,623	23,033
Accrued purchases	10,001	2,392
Accrued merchant settlement amounts	9,869	17,365
Accrued maintenance fees	8,945	5,186
Accrued cash rental and management fees	8,235	4,570
Accrued interest expense	6,128	6,140
Accrued armored fees	4,876	5,271
Accrued interest rate swap payments	3,001	2,211
Accrued ATM telecommunications costs	2,613	1,682
Accrued processing costs	1,957	939
Other accrued expenses	31,615	23,867
Total	$179,966	$137,776

(1)	This amount represents purchase price consideration on the Sunwin acquisition that will be paid in the first quarter of 2015.

(10) Long-Term Debt

The carrying value of the Company's long-term debt consisted of the following as of December 31, 2014 and 2013

	2014	2013
	(In thousands)
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.2% and 2.5% as of December 31, 2014 and 2013, respectively)	$137,292	$72,547
8.25% Senior subordinated notes due September 2018	—	200,000
5.125% Senior notes due August 2022	250,000	—
1.00% Convertible senior notes due December 2020, net of discount	225,370	216,635
Equipment financing notes	35	1,332
Total long-term debt	612,697	490,514
Less: current portion	35	1,289
Total long-term debt, excluding current portion	$612,662	$489,225

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

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at the Company’s option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement).  The margin for Alternative Base Rate loans varies between 0% to 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% to 2.25%. Swingline loans bear interest at the Alternate Base Rate plus a margin as described above. The alternative currency loans bear interest at the Adjusted LIBO Rate for the relevant currency as described above.  Substantially all of the Company’s domestic assets, including the stock of its wholly-owned domestic subsidiaries and 66% of the stock of the Company’s first-tier foreign subsidiaries, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. Additionally, no more than 40% of the Company’s Consolidated Adjusted EBITDA (as defined in the Credit Agreement) or the book value of the aggregate consolidated assets may be attributable to restricted subsidiaries that are not guarantors under the Credit Agreement.  There are currently no restrictions on the ability of the Company’s subsidiaries to declare and pay dividends to the Company.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the revolving credit facility require the Company to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00; (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00; and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no more than 1.50 to 1. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, the Company may generally make restricted payments so long as no event of default has occurred and is continuing and the total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of December 31, 2014, the Company was in compliance with all applicable covenants and ratios under the Credit Agreement.

As of December 31, 2014, $137.3 million was outstanding under the revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the revolving credit facility.

As of December 31, 2014, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $235.6 million.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

During the year ended December 31, 2014, the Company repurchased $20.6 million of its 8.250% senior subordinated notes due 2018 (the “2018 Notes”) in the open market.  In addition, the Company received tenders and consents from the holders of $64.0 million of the 2018 Notes pursuant to a cash tender offer.  Pursuant to the terms of the indenture governing the 2018 Notes, the Company redeemed the remaining $115.4 million of 2018 Notes outstanding on September 2, 2014 at a price of 104.125% and effectively retired all of the outstanding 2018 Notes.

In connection with the early extinguishment of the 2018 Notes, the Company recorded a $3.9 million pre-tax charge during the year ended December 31, 2014 to write off the unamortized deferred financing costs associated with the 2018 Notes, which are included in the Amortization of deferred financing costs and note discount line item in the accompanying Consolidated Statements of Operations. Additionally, the Company recorded a $9.1 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations in the year ended December 31, 2014.

$250.0 Million 5.125% Senior Notes Due 2022

 On July 28, 2014, in a private placement offering, the Company issued $250.0 million in aggregate principal amount of 5.125% senior notes due 2022 (the “2022 Notes”) pursuant to an indenture dated  July 28, 2014 (the “Indenture”) among the Company, its subsidiary guarantors (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee.  Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, and commenced on February 1, 2015.  The net proceeds from the 2022 Notes were used to repurchase and redeem all of the outstanding 2018 Notes (as discussed above) and for general corporate purposes.

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

In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under its 2022 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s immaterial subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from the Guarantors by dividend or loan. None of the Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X. The 2022 Notes include registration rights and as required under the terms of the Notes, the Company intends to register these Notes prior to the first anniversary of their issuance.

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

As of December 31, 2014, none of the contingent conversion thresholds described above were met in order for the Convertible Notes to be convertible at the option of the note holders. As a result, the Convertible Notes have been classified as a noncurrent liability on the Company’s Consolidated Balance Sheets at December 31, 2014. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

Interest expense related to the Convertible Notes consisted of the following:

	2014	2013	2012
	(In thousands)
Cash interest per contractual coupon rate	$2,875	$288	$—
Amortization of note discount	8,724	848	—
Amortization of deferred financing costs	518	48	—
Total interest expense related to Convertible Notes	$12,117	$1,184	$—

The carrying value of the Convertible Notes consisted of the following as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Principal balance	$287,500	$287,500
Discount, net of accumulated amortization	(62,130)	(70,865)
Net carrying amount of Convertible Notes	$225,370	$216,635

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

Debt Maturities

Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2014, were as follows (in thousands) for the years indicated:

2015	$35
2016	—
2017	—
2018	—
2019	137,292
Thereafter	537,500
Total	$674,827

(11) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company's ATMs and costs to restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and in some cases, site restoration work. For each group of similar ATM type, the Company has recognized the fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time. As reflected in the table below, during the year ended December 31, 2014, the Company revised its estimated future liabilities based on recent actual experience, changes in certain company methods and other cost estimate changes. The changes in estimated future costs were recorded as a reduction in the carrying amount of the remaining unamortized asset and will primarily reduce the Company’s depreciation and accretion expense amounts prospectively. Where there was no net book value of related assets remaining, the Company reduced its depreciation and accretion expense by approximately $1.0 million in 2014 related to this change in estimate. Additionally, as of December 31, 2014 and 2013, the Company reclassified a portion of the estimated liabilities as current, which is included in the Current portion of other long-term liabilities line item in the accompanying Consolidated Balance Sheets.

The following table is a summary of the changes in the Company’s asset retirement obligation liability for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Asset retirement obligation as of beginning of period	$63,831	$44,696
Additional obligations	8,373	6,399
Estimated obligations assumed in acquisition	6,097	18,494
Purchase price adjustment	(6,653)	—
Accretion expense	2,559	2,777
Change in estimates	(13,534)	(6,477)
Payments	(3,702)	(2,495)
Foreign currency translation adjustments	(1,835)	437
Total asset retirement obligation at end of period	55,136	63,831
Less: current portion	3,097	3,166
Asset retirement obligation, excluding current portion	$52,039	$60,665

See Note 16, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(12) Other Liabilities

The following is a summary of the components of the Company’s other liabilities as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$29,147	$31,069
Obligations associated with acquired unfavorable contracts	284	—
Deferred revenue	1,731	1,315
Asset retirement obligations	3,097	3,166
Other	678	47
Total	$34,937	$35,597

Other Long-Term Liabilities:
Interest rate swaps	$25,847	$34,509
Obligations associated with acquired unfavorable contracts	2,271	—
Deferred revenue	935	962
Other	8,663	3,265
Total	$37,716	$38,736

Other long-term liabilities related to interest rate swaps decreased from December 31, 2013 to December 31, 2014 mostly as a result of payments made on its outstanding swap agreements since December 31, 2013.  See Note 15, Derivative Financial Instruments for additional information on the Company's interest rate swaps.

(13)  Stockholders’ Equity

Common and Preferred Stock. The Company is authorized to issue 125,000,000 shares of common stock, of which 44,562,122 and 44,375,952 shares were outstanding as of December 31, 2014 and 2013, respectively. Additionally, the Company is authorized to issue 10,000,000 shares of preferred stock, of which no shares were outstanding as of December 31, 2014 and 2013.

Additional Paid-In Capital. Included in the balance of Additional paid-in capital are amounts related to the Convertible Notes issued in November 2013 and the related equity instruments. These amounts include: (1) the fair value of the embedded option of the Convertible Notes for $62.1 million, (2) the amount paid to purchase the associated convertible note hedges for $72.6 million, (3) the amount received for selling associated warrants for $40.5 million, and (4) $1.6 million in debt issuance costs allocated to the equity component of the convertible note. See Note 10, Long-Term Debt for additional information on the Convertible Notes and the related equity instruments.

Accumulated Other Comprehensive Loss, Net.   Accumulated other comprehensive loss, net, is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of accumulated other comprehensive loss, net for the years ended December 31, 2014, 2013 and 2012:

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts, net of tax		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2012	$(27,135)	$(56,767)	(1)	$(83,902)
Other comprehensive income (loss) before reclassification	2,501	(49,485)	(2)	(46,984)
Amounts reclassified from accumulated other comprehensive loss, net	—	25,801	(2)	25,801
Total accumulated other comprehensive loss, net as of December 31, 2012	$(24,634)	$(80,451)	(1)	$(105,085)
Other comprehensive income before reclassification	6,198	62	(3)	6,260
Amounts reclassified from accumulated other comprehensive loss, net	—	25,871	(3)	25,871
Total accumulated other comprehensive loss, net as of December 31, 2013	$(18,436)	$(54,518)	(1)	$(72,954)
Other comprehensive loss before reclassification	(16,273)	(29,239)	(4)	(45,512)
Amounts reclassified from accumulated other comprehensive loss, net	—	35,459	(4)	35,459
Total accumulated other comprehensive loss, net as of December 31, 2014	$(34,709)	$(48,298)	(1)	$(83,007)

___________

(1) Net of deferred income tax benefit of $12,602 as of January 1, 2012, and $27,413, $10,829, and $6,701 as of December 31, 2012, 2013, and 2014, respectively.

(2) Net of deferred income tax benefit of $30,946 for Other comprehensive income (loss) before reclassification and deferred income tax expense of $16,135 for Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2012.

(3) Net of deferred income tax expense of $40 for Other comprehensive income before reclassification and deferred income tax expense of $16,544 for Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2013.

(4) Net of deferred income tax benefit of $19,405 for Other comprehensive loss before reclassification and deferred income tax expense of $23,533 for Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2014.

The Company records unrealized gains and losses related to its interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net, line item within Stockholders' equity in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net, are recognized in Cost of ATM operating revenues line item on the accompanying Consolidated Statements of Operations.

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company's book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(14)  Employee Benefits

The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the U.S. During 2014, the Company matched 100% of employee contributions up to 3% of the employee’s eligible compensation. Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20% per year. The Company also sponsors a similar plan for its employees in the U.K. The Company contributed $1.3 million, $0.7 million, and $0.6 million to the defined contribution benefit plans for the years ended December 31, 2014,  2013, and 2012, respectively.

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

Balance Sheet Data

	December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivative Instruments:	(In thousands)

Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$29,147	Current portion of other long-term liabilities	$31,069
Interest rate swap contracts	Other long-term liabilities	25,847	Other long-term liabilities	34,509
Total Derivatives		$54,994		$65,578

Statements of Operations Data

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments (net of tax)		Location of Loss Reclassed from Accumulated OCI Into Income	Amount of Loss Reclassified from Accumulated OCI into Income (net of tax)
	2014	2013		2014	2013
	(In thousands)			(In thousands)
Interest rate swap contracts	$(29,239)	$62	Cost of ATM operating revenues	$(35,459)	$(25,871)

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

As of December 31, 2014, the Company expected to reclassify $29.1 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 16, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(16) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and 2013 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$54,994	$—	$54,994	$—
Acquisition-related contingent consideration	—	—	—	—

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$65,578	$—	$65,578	$—
Acquisition-related contingent consideration	575	—	—	575

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations using Level 3 inputs, and are only reevaluated periodically based on estimated current fair value.  Amounts added to the asset retirement obligation liability during the years ended 2014, 2013 and 2012 totaled $14.5 million,  $24.9 million, and $10.3 million, respectively. The substantial increase in 2013 relates primarily to estimated liabilities assumed in conjunction with the Company’s acquisition of Cardpoint in August 2013.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $55.0 million as of December 31, 2014. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 15, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of December 31, 2014, the fair value of the Company's 2022 Notes and 2020 Convertible Notes (see Note 10, Long-Term Debt)  totaled $245.0 million and $281.4 million, respectively, based on the quoted market price (Level 1 input) for these notes as of that date.

(17) Commitments and Contingencies

Legal Matters

 The Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company’s management does not expect the outcome in any legal proceedings, individually or collectively, to have a material adverse impact on the Company’s financial condition or results of operations. Additionally, the Company currently expenses all legal costs as they are incurred.

Operating Lease Obligations

The Company was a party to several operating leases as of December 31, 2014, primarily for office space and the rental of space at certain merchant locations.

Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2014 were as follows for each of the five years indicated and in the aggregate thereafter (amounts in thousands):

2015	$12,653
2016	9,848
2017	6,352
2018	4,850
2019	2,007
Thereafter	2,714
Total minimum lease payments	$38,424

Total rental expense under the Company’s operating leases, net of sublease income, was approximately $9.7 million,  $7.2 million, and $6.7 million for the years ended December 31, 2014,  2013, and 2012, respectively.

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $55.1 million accrued for these liabilities as of December 31, 2014. For additional information, see Note 11, Asset Retirement Obligations.

Purchase commitments. As of December 31, 2014, the Company had entered into an agreement to purchase $13.8 million of ATMs and equipment for its U.S. segment and $6.3 million of ATMs and equipment for its Europe segment during 2015. Other material purchase commitments as of December 31, 2014 included $4.0 million in minimum service requirements for certain gateway and processing fees over the next four years for its U.S. segment.

(18) Income Taxes

Income tax expense based on the Company’s income before income taxes consisted of the following for the years ended December 31, 2014,  2013, and 2012:

	2014	2013	2012
	(In thousands)
Current:
U.S. federal	$19,033	$26,766	$503
State and local	3,554	5,503	812
Foreign	2,549	1,216	—
Total current	$25,136	$33,485	$1,315
Deferred:
U.S. federal	$1,639	$11,648	$24,005
State and local	795	(1,901)	1,749
Foreign	604	(1,214)	(60)
Total deferred	3,038	8,533	25,694
Total income tax expense	$28,174	$42,018	$27,009

Income tax expense (benefit) differs from amounts computed by applying the U.S. federal statutory tax rate to income before taxes as follows for the years ended December 31, 2014,  2013, and 2012:

	2014	2013	2012
	(In thousands)
Income tax expense, at the statutory rate of 35.0%	$22,179	$21,932	$24,595
Provision to return and deferred tax adjustments	1,705	(1,637)	200
State tax, net of federal benefit	2,717	2,275	1,858
Permanent adjustments	173	(115)	322
Foreign subsidiary tax rate differences	(985)	1,252	120
Impact of entity restructuring	—	15,501	—
Other	338	(6)	67
Subtotal	26,127	39,202	27,162
Change in valuation allowance	2,047	2,816	(153)
Total income tax expense	$28,174	$42,018	$27,009

Income tax expense for the year ended December 31, 2014 relates primarily to consolidated income generated from the Company’s U.S. operations.  The decrease in income tax expense, compared to the prior year, is primarily related to a $13.8 million charge recorded during the year ended December 31, 2013 related to deferred tax assets that were no longer realizable as a result of an internal restructuring in that period.

The net current and noncurrent deferred tax assets and liabilities (by segment) as of December 31, 2014 and 2013 were as follows:

	United States		Europe		Other International
	2014	2013	2014	2013	2014	2013
	(In thousands)
Current deferred tax asset	$19,495	$17,652	$4,727	$3,576	$225	$171
Valuation allowance	—	—	—	(70)	(144)	(88)
Current deferred tax liability	—	(2)	—	(1,188)	—	—
Net current deferred tax asset	19,495	17,650	4,727	2,318	81	83
Noncurrent deferred tax asset	26,418	31,414	36,652	24,487	4,288	3,945
Valuation allowance	—	—	(10,989)	(9,900)	(2,591)	(2,008)
Noncurrent deferred tax liability	(39,653)	(36,264)	(17,717)	(5,909)	(1,838)	(1,755)
Net noncurrent deferred tax (liability) asset	(13,235)	(4,850)	7,946	8,678	(141)	182
Net deferred tax asset (liability)	$6,260	$12,800	$12,673	$10,996	$(60)	$265

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
	(In thousands)
Current deferred tax assets:
Reserve for receivables	$267	$258
Accrued liabilities and inventory reserves	6,746	5,069
Net operating loss carryforward	4,566	3,614
Unrealized losses on interest rate swap contracts	11,365	12,197
Other	1,503	261
Subtotal	24,447	21,399
Valuation allowance	(144)	(158)
Current deferred tax assets	24,303	21,241
Noncurrent deferred tax assets:
Net operating loss carryforward	15,326	17,350
Unrealized loss on interest rate swap contracts	10,078	13,548
Stock-based compensation	8,057	6,111
Asset retirement obligations	2,757	2,434
Tangible and intangible assets	26,107	15,970
Deferred revenue	497	798
Other	4,536	3,635
Subtotal	67,358	59,846
Valuation allowance	(13,580)	(11,908)
Noncurrent deferred tax assets	53,778	47,938
Current deferred tax liabilities:
Other	—	(1,190)
Current deferred tax liabilities	—	(1,190)
Noncurrent deferred tax liabilities:
Tangible and intangible assets	(59,035)	(41,303)
Asset retirement obligations	(173)	(2,625)
Noncurrent deferred tax liabilities	(59,208)	(43,928)

Net deferred tax asset	$18,873	$24,061

We assess our deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at December 31, 2014, and the weight of all available evidence, we concluded that maintaining the deferred tax asset valuation allowance for certain of our entities in the U.K. and Mexico was appropriate, as we currently believe that it is more likely than not that these tax assets will not be realized. However, with increased recent profitability and increasing visibility into projected profitability in the U.K., we believe it is possible that the valuation allowance associated with certain U.K. entities could be reduced or removed in future periods.

The deferred tax benefits associated with the Company’s net unrealized losses on derivative instruments have been reflected within the Accumulated other comprehensive loss, net, balance in the accompanying Consolidated Balance Sheets.

As of December 31, 2014, the Company had approximately $8.3 million in U.S. federal net operating loss carryforwards that will begin expiring in 2021.

As of December 31, 2014, the Company had approximately $66.7 million in net operating loss carryforwards in the U.K. not subject to expiration and $10.7 million in net operating loss carryforwards in Mexico that will begin expiring in 2016.  The deferred tax benefits associated with such carryforwards in Mexico and certain of the Company’s U.K. entities, to the extent they are not offset by deferred tax liabilities, have been fully reserved for through a valuation allowance.

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time.  As of December 31, 2014, the unremitted earnings of these subsidiaries are not material.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is not subject to income tax examination by tax authorities for years before 2011.

(19)  Concentration Risk

Significant Supplier.  For the years ended December 31, 2014 and 2013, the Company’s U.S., U.K., and Canada operations purchased equipment from one supplier that accounted for 61.6% and 63.5%, respectively, of the Company’s total ATM purchases for those years.

Significant Vendors.  The Company obtains the cash to fill a substantial portion of its domestic Company-owned ATMs, and, in some cases, merchant-owned and managed services ATMs, from Bank of America, Elan, and Wells Fargo.  For the quarter ended December 31, 2014, the Company had an average of $1.9 billion in cash in its domestic ATMs, of which 30.4% was provided by Elan Financial Services; 30.3% was provided by Wells Fargo and 21.6% was provided by Bank of America. The Company’s existing vault cash rental agreements expire at various times through December 2017.  However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond the Company’s control, including certain bankruptcy events of the Company or its subsidiaries, or a breach of the terms of the Company’s cash provider agreements.  Other key terms of the agreements include the requirement that the cash providers provide written notice of their intent not to renew.  Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date.  If such notice is not received, then the contracts will typically automatically renew for an additional one-year period.  Additionally, the Company’s contract with one of its vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 60 days prior written notice.  However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.  In the U.K., the Company obtains the majority of its vault cash from Santander, for which the existing vault cash rental agreement expires in December 2017.

In addition to the above, the Company had concentration risks in significant vendors for the provision of on-site maintenance services and armored courier services in the U.S. for the years ended December 31, 2014 and 2013.

Significant Customers.  For the years ended December 31, 2014 and 2013, the Company derived 31.4% and 40.8%, respectively, of its unaudited pro forma revenues from ATMs placed at the locations of its five largest merchants. The Company’s top five merchants (based on its total revenues) were 7-Eleven, Inc. (“7-Eleven”), CVS Caremark Corporation (“CVS”), Walgreen Co. (“Walgreens”), Speedway LLC (“Speedway”), and The Pantry, Inc. (“Pantry”) for the year ended December 31, 2014 and were 7-Eleven, CVS, Walgreens, Speedway, and Valero Energy Corporation for the year ended December 31, 2013. Unaudited pro forma revenues are the Company’s actual total revenues for 2014 and the pro forma effect of the acquisitions completed in each period.  7-Eleven in the United States, which represents the single largest merchant customer in the Company’s portfolio, comprised approximately 17.5% and 22.0% of the Company’s unaudited pro forma revenues for the years ended December 31, 2014 and 2013, respectively. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with these merchants.

(20) Segment Information

As of December 31, 2014, the Company's operations consisted of its U.S., Europe, and Other International segments. The Company's operations in Puerto Rico and the U.S. Virgin Islands are included in its U.S. segment. The Other International segment currently is comprised of the Company’s operations in Mexico and Canada. During 2013, the U.K. segment was expanded and renamed the Europe segment to include Germany, as a result of the Cardpoint acquisition. While each of these reporting segments provides similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

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

Below is a reconciliation of Adjusted EBITDA to net income attributable to controlling interests:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Adjusted EBITDA	$253,936	$218,842	$189,533
Less:
Loss on disposal of assets	3,224	2,790	1,787
Other income	(1,616)	(3,150)	(1,830)
Noncontrolling interests (1)	(1,745)	(2,399)	(1,668)
Stock-based compensation expense (2)	16,432	12,290	11,072
Acquisition-related expenses (3)	18,050	15,400	3,332
Other adjustments to cost of ATM operating revenues (4)	—	8,670	—
Other adjustments to selling, general, and administrative expenses (5)	—	505	972
EBITDA	$219,591	$184,736	$175,868
Less:
Interest expense, net, including amortization of deferred financing costs and note discount (2)	33,812	23,086	22,057
Redemption costs for early extinguishment of debt	9,075	—	—
Income tax expense	28,174	42,018	27,009
Depreciation and accretion expense (2)	75,622	68,480	61,499
Amortization of intangible assets	35,768	27,336	21,712
Net income attributable to controlling interests and available to common stockholders	$37,140	$23,816	$43,591

____________

(1)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s 51% ownership interest in the Adjusted EBITDA of its Mexico subsidiary.

(2)	Amounts exclude 49% of the expenses incurred by the Company’s Mexico subsidiary as such amounts are allocable to the noncontrolling interest stockholders

(3)

Acquisition-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including contract termination costs and facility exit costs, related to acquisitions.

(4)	Adjustment to cost of ATM operating revenues for the year ended December 31, 2013 is related to a nonrecurring charge for retroactive property taxes on certain ATM locations in the U.K

(5)	Adjustment to selling, general, and administrative expenses in 2013 represents nonrecurring severance related costs associated with management of the Company’s U.K. operation.

The following tables reflect certain financial information for each of the Company's reporting segments for the years ended December 31, 2014, 2013, and 2012:

	For the Year Ended December 31, 2014
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$722,051	$292,157	$40,613	$—	$1,054,821
Intersegment revenues	9,567	1,509	81	(11,157)	—
Cost of revenues	474,000	207,213	34,012	(11,177)	704,048
Selling, general, and administrative expenses	88,553	21,795	3,122	—	113,470
Acquisition-related expenses	3,336	14,714	—	—	18,050
Loss on disposal of assets	1,840	1,086	298	—	3,224

Adjusted EBITDA	185,510	64,618	3,791	17	253,936

Depreciation and accretion expense	43,872	27,546	4,259	(55)	75,622
Amortization of intangible assets	24,649	10,449	670	—	35,768
Interest expense, net, including amortization of deferred financing costs and note discount	32,101	1,491	220	—	33,812
Income tax expense	25,020	2,485	669	—	28,174

Capital expenditures (1)	$57,434	$46,252	$6,243	$(20)	$109,909

	For the Year Ended December 31, 2013
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$657,390	$178,448	$40,648	$—	$876,486
Intersegment revenues	8,319	407	56	(8,782)	—
Cost of revenues	426,635	140,812	36,122	(8,282)	595,287
Selling, general, and administrative expenses	67,890	13,575	3,127	—	84,592
Acquisition-related expenses	8,036	7,333	31	—	15,400
Loss (gain) on disposal of assets	1,626	(123)	1,287	—	2,790

Adjusted EBITDA	183,498	33,580	2,261	(497)	218,842

Depreciation and accretion expense	41,530	22,448	4,582	(80)	68,480
Amortization of intangible assets	21,101	5,541	694	—	27,336
Interest expense, net, including amortization of deferred financing costs	21,494	1,262	330	—	23,086
Income tax expense (benefit)	42,017	(190)	191	—	42,018

Capital expenditures (1)	$53,023	$21,745	$2,434	$(49)	$77,153

	For the Year Ended December 31, 2012
	U.S.	Europe	Other International	Eliminations	Total
	(In thousands)
Revenue from external customers	$626,241	$117,814	$36,394	$—	$780,449
Intersegment revenues	10,087	—	89	(10,176)	—
Cost of revenues	423,813	93,030	28,909	(9,665)	536,087
Selling, general, and administrative expenses	54,635	7,491	2,970	429	65,525
Acquisition-related expenses	3,207	120	5	—	3,332
Loss on disposal of assets	1,716	61	10	—	1,787

Adjusted EBITDA	168,915	18,256	3,303	(941)	189,533

Depreciation and accretion expense	37,831	19,894	3,768	6	61,499
Amortization of intangible assets	20,088	1,437	187	—	21,712
Interest expense, net, including amortization of deferred financing costs	21,005	647	405	—	22,057
Income tax expense (benefit)	27,069	—	(60)	—	27,009

Capital expenditures (1)	$62,496	$21,839	$8,851	$(383)	$92,803

_________

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the Other International segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
United States	$1,127,692	$931,396	$714,110
Europe	403,838	341,618	108,894
Other International	28,571	26,452	30,066
Eliminations	(304,311)	(243,263)	(84,178)
Total	$1,255,790	$1,056,203	$768,892

(21)  Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below for the years ended December 31, 2014 and 2013.

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, except per share amounts)
2014
Total Revenues	$245,072	$260,029	$265,847	$283,873	$1,054,821
Gross profit (1)	78,503	88,895	89,669	93,706	350,773
Net income	9,499	13,406	7,593	4,696	35,194
Net income attributable to controlling interests and available to common stockholders	9,565	13,989	8,064	5,522	37,140
Basic net income per common share	$0.22	$0.31	$0.18	$0.12	$0.83
Diluted net income per common share	$0.21	$0.31	$0.18	$0.12	$0.82

2013
Total revenues	$197,738	$207,984	$228,819	$241,945	$876,486
Gross profit (2)	64,049	70,274	68,550	78,326	281,199
Net income (loss)	9,148	14,765	(8,982)	5,716	20,647
Net income (loss) attributable to controlling interests and available to common stockholders	9,430	15,327	(8,408)	7,467	23,816
Basic net income (loss) per common share	$0.21	$0.34	$(0.19)	$0.16	$0.52
Diluted net income (loss) per common share	$0.21	$0.33	$(0.19)	$0.16	$0.52

____________

(1)

Excludes $23.8 million, $24.7 million, $23.9 million and $27.1 million of depreciation, accretion, and amortization of intangible assets for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(2)

Excludes $20.0 million, $19.9 million, $22.8 million and $24.5 million of depreciation, accretion, and amortization of intangible assets for the quarters ended March 31, June 30, September 30, and December 31, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 2014 Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 includes our consolidated subsidiaries, except for the acquisitions of Welch and Sunwin during 2014. Welch and Sunwin’s internal control over financial reporting was associated with 18% of total gross assets (of which 9% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 3% included in the consolidated financial statements of Cardtronics Inc. as of and for the year ended December 31, 2014.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Attestation Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this 2014 Form 10-K, as stated in their attestation report which is included on page 59.

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

Pursuant to General Instruction G of Form 10-K, we incorporate by reference the remaining information required by this Item 10 from the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

3. Index to Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this 2014 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 24, 2015.

CARDTRONICS, INC.

/s/ Steven A. Rathgaber
Steven A. Rathgaber
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 24, 2015.

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

4.4

Indenture, dated as of November 25, 2014, by and among Cardtronics, Inc.  and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on November 26, 2013, File No. 001-33864).

4.5

Form of 1.00 % Convertible Senior Notes due 2020 (incorporated herein by reference to Exhibit A of Exhibit 4.1 the Current Report on Form 8-K filed by Cardtronics, Inc. on November 26, 2013, File No. 001-33864).

10.1

Purchase Agreement, dated July 21, 2014, by and among WSILC, L.L.C., RTW ATM, LLC, C.O.D., LLC and WG ATM, LLC and their Members and Cardtronics USA, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on October 29, 2014, Registration No. 001-33864).

10.2

Amended and Restated Credit Agreement, dated April 24, 2014, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, Bank of America, N.A., as Syndication Agent and Wells Fargo Bank, N.A. as Documentation Agent (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on October 29, 2014, File No. 001-33864).

10.3

First Amendment to Amended and Restated Credit Agreement, dated July 11, 2014, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on October 29, 2014, File No. 001-33864).

10.4

Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007, Registration No. 333-113470).

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

10.13

Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, by Cardtronics, Inc. filed on November 9, 2007, File No. 113470).

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

10.18

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

10.20

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

10.22

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

10.33†

Form of Director Indemnification Agreement entered into by and between Cardtronics, Inc. and each of its directors, dated as of February 10, 2005 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.34†

2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, Registration No. 333-131199).

10.35†

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

10.38†

Amendment No. 4 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of August 22, 2007 (incorporated herein by reference to Exhibit 10.39 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, Registration No. 333-145929).

10.39†

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

10.41†	Second Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Appendix C of Cardtronics, Inc.’s Definitive Proxy Statement filed on April 10, 2014).
10.42†

Cardtronics, Inc. Annual Executive Cash Incentive Plan (incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on April 2, 2014, SEC File No. 001-33864).

10.43†

Form of Non-statutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 13, 2009, Registration No. 001-33864).

10.44†	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 13, 2009, Registration No. 001-33864).
10.45†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 4, 2013, Registration No. 001-33864).
10.46†

Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 24, 2011, Registration No. 001-33864).

10.47†

Cardtronics, Inc. 2011 Long Term Incentive Plan, dated January 31, 2011 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on February 1, 2011, Registration No. 001-33864).

10.48†

Cardtronics, Inc. 2012 Long Term Incentive Plan, dated January 31, 2012 (incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, Registration No. 001-33864).

10.49†

Cardtronics, Inc. 2013 Long Term Incentive Plan, dated March 29, 2013 (incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 2, 2014, Registration No. 001-33864).

10.50†

Cardtronics, Inc. 2014 Long Term Incentive Plan, dated March 29, 2014 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 4, 2013, Registration No. 001-33864).

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

10.55†

Employment Agreement by and between Cardtronics USA Inc., Cardtronics, Inc. and David Dove, dated effective as of September 3, 2013 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 4, 2013, Registration No. 001-33864).

10.56*†	Employment Agreement by and between Cardtronics USA Inc. and Jonathan Simpson-Dent, dated effective as of August 7, 2013.
10.57†

Restricted Stock Unit Agreement by and between Cardtronics, Inc. and David Dove, dated effective September 1, 2013 (incorporated herein by reference to Exhibit 10.57 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 18, 2014, Registration No. 001-33864)

10.58*†	Summary of Non-Employee Director Compensation.
10.59†

Cardtronics, Inc. 2014 Annual Bonus Pool Allocation Plan (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on July 15, 2014, File No. 001-33864).

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