Form 10-Q
period 2015-03-31
CARDTRONICS INC
filed 2015-04-30
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on April 28, 2015: 44,872,871

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,195	$31,875
Accounts and notes receivable, net of allowance of $1,133 and $1,082 as of March 31, 2015 and December 31, 2014, respectively	74,234	80,321
Inventory, net	8,032	5,971
Restricted cash	21,293	20,427
Current portion of deferred tax asset, net	26,327	24,303
Prepaid expenses, deferred costs, and other current assets	30,394	34,508
Total current assets	177,475	197,405
Property and equipment, net	332,809	335,795
Intangible assets, net	162,511	177,540
Goodwill	507,455	511,963
Deferred tax asset, net	11,763	10,487
Prepaid expenses, deferred costs, and other noncurrent assets	17,858	22,600
Total assets	$1,209,871	$1,255,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$35
Current portion of other long-term liabilities	34,814	34,937
Accounts payable	16,925	35,984
Accrued liabilities	151,633	179,966
Total current liabilities	203,372	250,922
Long-term liabilities:
Long-term debt	611,111	612,662
Asset retirement obligations	51,605	52,039
Deferred tax liability, net	12,214	15,916
Other long-term liabilities	45,224	37,716
Total liabilities	923,526	969,255

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 52,024,250 and 51,596,360 shares issued as of March 31, 2015 and December 31, 2014, respectively; 44,871,211 and 44,562,122 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	357,190	352,166
Accumulated other comprehensive loss, net	(99,077)	(83,007)
Retained earnings	134,059	118,817
Treasury stock: 7,153,039 and 7,034,238 shares at cost as of March 31, 2015 and December 31, 2014, respectively	(101,781)	(97,835)
Total parent stockholders’ equity	290,396	290,146
Noncontrolling interests	(4,051)	(3,611)
Total stockholders’ equity	286,345	286,535
Total liabilities and stockholders’ equity	$1,209,871	$1,255,790

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
ATM operating revenues	$260,023	$238,139
ATM product sales and other revenues	21,878	6,933
Total revenues	281,901	245,072
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1)	168,508	159,759
Cost of ATM product sales and other revenues	19,292	6,810
Total cost of revenues	187,800	166,569
Gross profit	94,101	78,503
Operating expenses:
Selling, general, and administrative expenses	30,880	24,527
Acquisition-related expenses	2,358	3,087
Depreciation and accretion expense	20,112	18,346
Amortization of intangible assets	9,497	8,217
(Gain) loss on disposal of assets	(533)	268
Total operating expenses	62,314	54,445
Income from operations	31,787	24,058
Other expense:
Interest expense, net	4,710	5,416
Amortization of deferred financing costs and note discount	2,779	2,685
Redemption costs for early extinguishment of debt	—	654
Other expense	1,060	31
Total other expense	8,549	8,786
Income before income taxes	23,238	15,272
Income tax expense	8,464	5,773
Net income	14,774	9,499
Net loss attributable to noncontrolling interests	(459)	(66)
Net income attributable to controlling interests and available to common stockholders	$15,233	$9,565

Net income per common share – basic	$0.34	$0.22
Net income per common share – diluted	$0.34	$0.21

Weighted average shares outstanding – basic	44,667,248	44,215,372
Weighted average shares outstanding – diluted	45,265,601	44,767,588

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$14,774	$9,499
Unrealized (loss) gain on interest rate swap contracts, net of deferred income tax (benefit) expense of $(3,293) and $919 for the three months ended March 31, 2015 and 2014, respectively	(5,154)	1,186
Foreign currency translation adjustments	(10,916)	740
Other comprehensive (loss) income	(16,070)	1,926
Total comprehensive (loss) income	(1,296)	11,425
Less: comprehensive loss attributable to noncontrolling interests	(396)	(78)
Comprehensive (loss) income attributable to controlling interests	$(900)	$11,503

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$14,774	$9,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	29,609	26,563
Amortization of deferred financing costs and note discount	2,779	2,685
Stock-based compensation expense	4,201	3,218
Deferred income taxes	(2,948)	(947)
(Gain) loss on disposal of assets	(533)	268
Other reserves and non-cash items	1,219	122
Changes in assets and liabilities:
Decrease (increase) in accounts and note receivable, net	9,102	(5,628)
Decrease in prepaid, deferred costs, and other current assets	2,703	1,096
Increase in inventory	(2,477)	(899)
(Increase) decrease in other assets	(1,720)	441
Decrease in accounts payable	(23,234)	(19,036)
Decrease in accrued liabilities	(2,175)	(2,231)
Decrease in other liabilities	(428)	(632)
Net cash provided by operating activities	30,872	14,519

Cash flows from investing activities:
Additions to property and equipment	(31,678)	(16,712)
Acquisitions, net of cash acquired	(15,510)	(8,805)
Proceeds from disposal of assets	7,376	-
Net cash used in investing activities	(39,812)	(25,517)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	113,400	-
Repayments of long-term debt and capital leases	(114,034)	(8,788)
Repayments of borrowings under bank overdraft facility, net	(53)	(761)
Debt issuance, modification and redemption costs	—	(142)
Payment of contingent consideration	—	(517)
Proceeds from exercises of stock options	448	135
Excess tax benefit from stock-based compensation expense	416	912
Repurchase of capital stock	(3,946)	(6,074)
Net cash used in financing activities	(3,769)	(15,235)

Effect of exchange rate changes on cash	(1,971)	(53)
Net decrease in cash and cash equivalents	(14,680)	(26,286)

Cash and cash equivalents as of beginning of period	31,875	86,939
Cash and cash equivalents as of end of period	$17,195	$60,653

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$7,327	$8,892
Cash paid for income taxes	$1,955	$4,012

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly and majority-owned subsidiaries (collectively, the "Company") provides convenient automated consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of March 31, 2015, the Company provided services to approximately 111,500 devices across its portfolio, which included approximately 91,900 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territory of Puerto Rico, approximately 14,600 devices throughout the United Kingdom ("U.K."), approximately 1,000 devices throughout Germany and Poland, approximately 2,600 devices throughout Canada, and approximately 1,400 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. Also included in the total count of 111,500 devices are approximately 34,300 devices for which the Company provides various forms of managed services solutions, which may include services such as transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including BBVA Compass Bancshares, Inc., Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc., Santander Bank, N.A., and PNC Bank, N.A. in the U.S. and The Bank of Nova Scotia (“Scotiabank”) in Canada and Puerto Rico. In Mexico, the Company partners with Bansí, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a noncontrolling interest owner in Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), as well as with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on the Company’s ATMs in exchange for certain services provided by them. As of March 31, 2015,  approximately 22,000 of the Company’s ATMs were under contract with 425 financial institutions to place their logos on the Company’s ATMs and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). The Allpoint network, which has approximately 55,000 participating ATMs globally, provides surcharge-free ATM access to customers of participating financial institutions that may lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network.  The Allpoint network includes a majority of the Company’s ATMs in the U.S. and a portion of the Company’s ATMs in the U.K., Canada, Puerto Rico and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements.

Basis of Presentation

This Quarterly Report on Form 10-Q (this "Form 10-Q") has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP"), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"), which includes a summary of the Company's significant accounting policies and other disclosures.

The financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. The Consolidated Balance Sheet as of December 31, 2014 was derived from the audited balance sheet filed in the 2014 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. Certain balances have been reclassified in the December 31, 2014 audited financial statements to present information consistently between periods. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$15,382	$15,589
Amortization of intangible assets	9,497	8,217
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$24,879	$23,806

(2) Acquisitions

On February 6, 2014, the Company acquired the majority of the assets of Automated Financial, LLC (“Automated Financial”), an Arizona-based provider of ATM services to approximately 2,100 ATMs consisting primarily of merchant-owned ATMs. The Company completed its purchase accounting for Automated Financial in February 2015 which did not result in any significant adjustments.

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

The total purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values at the date of acquisition. The preliminary fair values of the intangible assets acquired included customer relationships valued at $52.5 million, estimated utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The preliminary fair values of the tangible assets acquired included property, plant, and equipment valued at $11.3 million, estimated utilizing the market and cost approaches. The preliminary purchase price allocation resulted in goodwill of approximately $102.7 million, all of which has been assigned to the Company's North America reporting segment. The recognized goodwill is primarily attributable to expected synergies. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes.

On November 3, 2014, the Company completed the acquisition of Sunwin Services Group (“Sunwin”) in the U.K., a subsidiary of the Co-operative Group (“Co-op”) for aggregate cash consideration of approximately £41.5 million or approximately $66.4 million. Sunwin’s primary business is providing secure cash logistics and ATM maintenance services to ATMs and other services to retail locations. The Company also acquired approximately 1,950 ATMs from Co-op Bank and secured an exclusive ATM operating agreement to operate ATMs at Co-op Food locations. The Company has accounted for these transactions as if they were all related due to the timing of the transactions being completed and the dependency of the transactions on each other.

As of March 31, 2015, the Company had not yet completed its purchase accounting for the acquisitions of Welch and Sunwin because the final appraisals of acquired intangible assets have not yet been completed. The Company expects to complete the purchase accounting during the second quarter of 2015 as it completes its final review of the valuations of the various components involved in the transactions.

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

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cost of ATM operating revenues	$334	$214
Selling, general, and administrative expenses	3,867	3,004
Total stock-based compensation expense	$4,201	$3,218

The increase in stock-based compensation expense was due to additional expense recognition from the additional grants made during the periods. All grants during the periods above were made under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan").

Restricted Stock Awards.  The number of the Company's outstanding Restricted Stock Awards (“RSAs”) as of March 31, 2015, and changes during the three months ended March 31, 2015, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2015	83,028	$27.06
Vested	(7,750)	$26.16
Forfeited	(3,250)	$28.95
RSAs outstanding as of March 31, 2015	72,028	$27.08

As of March 31, 2015, the unrecognized compensation expense associated with all outstanding RSAs was approximately $1.1 million, which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 1.6 years.

Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its Long Term Incentive Plan ("LTIP"), which is an annual equity award program under the 2007 Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee") on an annual basis, and are based on the Company's achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. A portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24, 36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company's non-vested RSUs as of March 31, 2015, and changes during the three months ended March 31, 2015, are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2015	786,797	$29.17
Granted	485,847	$38.71
Vested	(383,890)	$26.64
Forfeited	(15,997)	$35.04
Non-vested RSUs as of March 31, 2015	872,757	$35.49

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2015 but not yet earned are not included, however, the Time-RSUs are included as granted.

As of March 31, 2015, the unrecognized compensation expense associated with earned RSUs was approximately $15.0 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted-average vesting period of approximately 2.2 years.

Options.  The number of the Company's outstanding stock options as of  March 31, 2015, and changes during the three months ended March 31, 2015, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2015	183,367	$10.33
Exercised	(44,000)	$10.19
Options outstanding as of March 31, 2015	139,367	$10.38

Options vested and exercisable as of March 31, 2015	139,367	$10.38

As of March 31, 2015, the Company had no unrecognized compensation expense associated with outstanding options.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three months ended March 31, 2015 and 2014 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.  The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s convertible notes were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its convertible notes was also excluded, as the effect is anti-dilutive.

Additionally, the shares of restricted stock issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three months ended March 31, 2015 and 2014 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$15,233			$9,565
Less: Undistributed earnings allocated to unvested RSAs	(25)			(49)
Net income available to common stockholders	$15,208	44,667,248	$0.34	$9,516	44,215,372	$0.22
Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$25			$49
Stock options added to the denominator under the treasury stock method		78,795			135,579
RSUs added to the denominator under the treasury stock method		519,558			416,637
Less: Undistributed earnings reallocated to RSAs	(25)			(48)
Net income available to common stockholders and assumed conversions	$15,208	45,265,601	$0.34	$9,517	44,767,588	$0.21

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock issued by the Company under RSAs of 32,185 and 101,461 shares for the three months ended March 31, 2015 and 2014 respectively,  because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net for the three months ended March 31, 2015:

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2015	$(34,709)	$(48,298)	(1)	$(83,007)
Other comprehensive loss before reclassification	(10,916)	(13,725)	(2)	(24,641)
Amounts reclassified from accumulated other comprehensive loss, net	—	8,571	(2)	8,571
Net current period other comprehensive loss	(10,916)	(5,154)		(16,070)
Total accumulated other comprehensive loss, net as of March 31, 2015	$(45,625)	$(53,452)	(1)	$(99,077)

____________

(1)	Net of deferred income tax benefit of $9,994 and $6,701 as of March 31, 2015 and January 1, 2015, respectively.
(2)

Net of deferred income tax (benefit) expense of $(8,769) and $5,476 for Other Comprehensive Income (Loss) before reclassification and amounts reclassified from Accumulated other comprehensive loss, net, respectively. See Note 11, Derivative Financial Instruments.

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

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as well as the changes in the net carrying amounts for the three months ended March 31, 2015, by segment:

	Goodwill
	North America (1)	Europe (2)	Total
	(In thousands)
Balance as of January 1, 2015:
Gross balance	$398,977	$162,989	$561,966
Accumulated impairment loss	—	(50,003)	(50,003)
	$398,977	$112,986	$511,963

Acquisitions	—	—	—
Purchase price adjustments	193	796	989
Foreign currency translation adjustments	—	(5,283)	(5,283)
Intersegment transfer	445	(659)	(214)

Balance as of March 31, 2015:
Gross balance	$399,615	$157,843	$557,458
Accumulated impairment loss	—	(50,003)	(50,003)
	$399,615	$107,840	$507,455

____________

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, and Mexico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Germany and Poland.

	Trade Name: indefinite-lived
	North America	Europe	Total
	(In thousands)
Balance as of January 1, 2015	$728	$—	$728
Foreign currency translation adjustments	(24)	—	(24)
Balance as of March 31, 2015	$704	$—	$704

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	March 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$333,343	$(193,371)	$139,972	$338,830	$(186,185)	$152,645
Deferred financing costs	16,127	(6,365)	9,762	16,127	(5,851)	10,276
Non-compete agreements	4,495	(3,522)	973	4,568	(3,374)	1,194
Technology	2,785	(2,305)	480	2,803	(2,025)	778
Trade name: definite-lived	12,698	(2,078)	10,620	13,702	(1,783)	11,919
Total	$369,448	$(207,641)	$161,807	$376,030	$(199,218)	$176,812

(7) Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Accrued merchant fees	$43,069	$39,473
Accrued taxes	20,527	10,001
Accrued maintenance	10,987	8,945
Accrued merchant settlement	7,076	18,050
Accrued compensation	6,600	14,623
Accrued purchases	5,440	4,876
Accrued cash management fees	4,413	9,869
Accrued armored	4,083	8,235
Deferred acquisition purchase price (1)	3,625	20,580
Accrued interest	3,505	6,128
Accrued interest on interest rate swaps	2,946	3,001
Accrued processing costs	2,427	1,957
Accrued telecommunications costs	2,221	2,613
Other accrued expenses	34,714	31,615
Total	$151,633	$179,966

(1)	This category represents purchase price consideration on the Sunwin acquisition.

(8) Long-Term Debt

The Company's long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 1.9% and 2.5% as of March 31, 2015 and December 31, 2014, respectively)	$133,488	$137,292
5.125% Senior notes due August 2022	250,000	250,000
1.00% Convertible senior notes due December 2020, net of discount	227,623	225,370
Other	—	35
Total	611,111	612,697
Less: current portion	—	35
Total long-term debt, excluding current portion	$611,111	$612,662

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

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require the Company to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00; (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00; and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no more than 1.50 to 1.0. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, the Company may generally make restricted payments so long as no event of default has occurred and is continuing and the total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of March 31, 2015, the Company was in compliance with all applicable covenants and ratios under the Credit Agreement.

As of March 31, 2015, $133.5 million was outstanding under the revolving credit facility. Additionally, the Company has posted a $2.0 million letter of credit serving to secure the overdraft facility of its U.K. subsidiary (further discussed below) and a $0.1 million letter of credit serving to secure a third-party processing contract in Canada. These letters of credit, which the applicable third-parties may draw upon in the event the Company defaults on the related obligations, reduce the Company’s borrowing capacity under the revolving credit facility.

As of March 31, 2015, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $239.4 million.

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

In accordance with Rule 3-10 of Regulation S-X, condensed consolidated financial statements of non-guarantors are not required. The Company has no assets or operations independent of its subsidiaries. Obligations under its 2022 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100%-owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s immaterial subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from the Guarantors by dividend or loan. None of the Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X. Pursuant to a registration rights agreement, the Company and the Guarantors have agreed to file a registration statement with the SEC to allow the holders of the 2022 Notes to exchange such notes for registered notes that have substantially identical terms to the 2022 Notes.

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

$287.5 Million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, the Company issued $250.0 million of 1.00% convertible senior notes due 2020 (the "Convertible Notes") at par value. The Company also granted to the initial purchasers the option to purchase, during the 13 day period following the issuance of the Convertible Notes, up to an additional $37.5 million of Convertible Notes (the “Over-allotment Option”). The initial purchasers exercised the Over-allotment Option on November 21, 2013. The Company received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and a repurchase of 665,994 shares of its outstanding common stock concurrent with the offering. The Company used a portion of the net proceeds from the offering to fund the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into with the initial purchasers on November 19, 2013, concurrent with the pricing of the Convertible Notes, and on November 21, 2013, concurrent with the exercise of the Over-allotment Option. The Company pays interest semi-annually (payable in arrears) on June 1st and December 1st of each year. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 million and the fair value of the embedded option was $71.7 million as of the issuance date. The Company recognizes effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponded to the Company’s estimated conventional debt instrument borrowing rate at the date of issuance.

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

As of March 31, 2015, none of the contingent conversion thresholds described above were met in order for the Convertible Notes to be convertible at the option of the note holders. As a result, the Convertible Notes have been classified as a noncurrent liability on the Company’s Consolidated Balance Sheets at March 31, 2015. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

Interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash interest per contractual coupon rate	$719	$719
Amortization of note discount	2,253	2,149
Amortization of deferred financing costs	134	124
Total interest expense related to Convertible Notes	$3,106	$2,992

The carrying value of the Convertible Notes consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Principal balance	$287,500	$287,500
Discount, net of accumulated amortization	(59,877)	(62,130)
Net carrying amount of Convertible Notes	$227,623	$225,370

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, the Company purchased call options granting to the Company the right to acquire up to approximately 5.5 million shares of its common stock with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. The Company also sold to the initial purchasers warrants to acquire up to approximately 5.5 million shares of its common stock with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, the Company’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, the Company would be required to issue additional shares of its common stock to the warrant holders. The amounts allocated to both the note hedge and warrants were recorded in Stockholders’ equity, within the Additional paid-in capital line item.

(9) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company's ATMs and costs to restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and in some cases, site restoration work. For each group of related ATM assets, the Company has recognized the fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related ATM assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time.

The following table is a summary of the changes in the Company's asset retirement obligation liability for the three months ended March 31, 2015 (in thousands):

Asset retirement obligation as of January 1, 2015	$55,136
Additional obligations	2,038
Accretion expense	530
Change in estimates	(988)
Payments	(814)
Foreign currency translation adjustments	(1,248)
Total Asset retirement obligation as of March 31, 2015	54,654
Less: current portion	3,049
Asset retirement obligation, excluding current portion	$51,605

See Note 12, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(10) Other Liabilities

Other liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$28,811	$29,147
Obligations associated with acquired unfavorable contracts	325	284
Deferred revenue	1,953	1,731
Asset retirement obligations	3,049	3,097
Other	676	678
Total	$34,814	$34,937

Other Long-Term Liabilities:
Interest rate swaps	$34,628	$25,847
Obligations associated with acquired unfavorable contracts	1,127	2,271
Deferred revenue	1,146	935
Other	8,323	8,663
Total	$45,224	$37,716

(11) Derivative Financial Instruments

Cash Flow Hedging Strategy

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility.  The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries.  While the Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S. The Company does not currently utilize any derivative instruments to manage the interest rate risk associated with its vault cash outstanding in any of the other international subsidiaries, nor does it utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

The interest rate swap contracts entered into with respect to the Company's vault cash rental obligations serve to mitigate the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental obligations to a fixed rate.   The Company has contracts in varying notional amounts through December 31, 2020 for the Company's U.S. vault cash rental obligations.  By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts has been reduced.  The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company's outstanding vault cash obligations that have been hedged.  In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding.  At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company's existing interest rate swap contracts contain credit-risk-related contingent features.

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

 During the quarter ended March 31, 2015, the Company added new forward-starting interest rate swaps in the aggregate notional amount of $600.0 million that begin in 2019 and terminate in 2020 to extend the hedging program related to interest rate exposure on vault cash. The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,300	2.84%	April 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018
$600	2.42%	January 1, 2019 – December 31, 2019
$600	2.42%	January 1, 2020 – December 31, 2020

Accounting Policy

The Company recognizes all of its derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of those derivative instruments depends on (1) whether these instruments have been designated (and qualify) as part of a hedging relationship and (2) the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.

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

Balance Sheet Data

	March 31, 2015		December 31, 2014
Liability Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$28,811	Current portion of other long-term liabilities	$29,147
Interest rate swap contracts	Other long-term liabilities	34,628	Other long-term liabilities	25,847
Total Derivatives		$63,439		$54,994

Statements of Operations Data

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
	(In thousands)			(In thousands)
Interest rate swap contracts	$(13,725)	$(7,552)	Cost of ATM operating revenues	$(8,571)	$(8,738)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges.  The Company has not historically, and does not currently anticipate terminating its existing derivative instruments prior to their expiration dates.  If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company's vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company's current interest rate swap contracts, any resulting gains or losses will be recognized within the Other expense line item of the Company's Consolidated Statements of Operations.

As of March 31, 2015, the Company expected to reclassify $28.8 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 12, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(12) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2015 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.  An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$63,439	$—	$63,439	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$54,994	$—	$54,994	$—

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $63.4 million as of March 31, 2015. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 11, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

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

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a non-recurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the three months ended March 31, 2015 and 2014 totaled $2.0 million and $1.1 million, respectively.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates.  As of March 31, 2015, the fair value of the Company's 2022 Notes and the Convertible Notes (see Note 8, Long-Term Debt)  totaled $247.5 million and $284.8 million, respectively, based on the quoted prices in markets that are not active (Level 2 input) for these notes as of that date.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $54.7 million accrued for these liabilities as of March 31, 2015. For additional information, see Note 9, Asset Retirement Obligations.

(14) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except for percentages)
Income tax expense	$8,464	$5,773
Effective tax rate	36.4%	37.8%

The decrease in the effective tax rate for the quarter ended March 31, 2015, when compared to the same period in 2014, was attributable to the change in the mix of earnings across jurisdictions.

The Company assesses deferred tax asset valuation allowances at the end of each reporting period.  The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence.  Based on the assessment at March 31, 2015 and the weight of all available evidence, the Company concluded that  maintaining the deferred tax asset valuation allowance for certain of its entities in the U.K., Mexico, and Poland was appropriate, as we currently believe that it is more likely than not that these tax assets will not be realized.  However, with increased recent profitability and increasing visibility into projected profitability in the U.K. along with plans to consolidate certain U.K. entities for operational purposes, the Company believes it is possible that the valuation allowance associated with certain U.K. entities could be reduced or removed in future periods.

The deferred taxes associated with the Company's unrealized gains and losses on derivative instruments have been reflected within the Accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of March 31, 2015, the Company's operations consisted of its North America and Europe segments.  The Company's operations in the U.S., Canada, Mexico and Puerto Rico are included in its North America segment. During the three months ended March 31, 2015, the Company revised its operating segments to merge the Company’s U.S. and Other International segments into a single North America segment. Previously, the Other International segment comprised of the Company’s operations in Mexico and Canada.  In 2015, the Company reorganized and created a North America Business Group under common management. Segment information presented for prior periods was restated to reflect this change in operating segments. The Company’s operations in the U.K., Germany, and Poland are included in its Europe segment.  While both of the reporting segments provide similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.

Management uses Adjusted EBITDA and Adjusted EBITA along with U.S. GAAP-based measures, to assess the operating results and effectiveness of its segments.  Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate operating performance and compare its results of operations from period to period without regard to financing method or capital structure.  Additionally, Adjusted EBITDA and Adjusted EBITA do not reflect acquisition-related costs and the Company's obligations for the payment of income taxes, loss on disposal of assets, interest expense, certain other non-operating and nonrecurring items or other obligations such as capital expenditures.

Adjusted EBITDA and Adjusted EBITA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP.  In evaluating the Company's performance as measured by Adjusted EBITDA and Adjusted EBITA, management recognizes and considers the limitations of these measurements.  Accordingly, Adjusted EBITDA and Adjusted EBITA are only two of the measurements that management utilizes.  Therefore, Adjusted EBITDA and Adjusted EBITA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, and financing activities or other income or cash flow statement data prepared in accordance with U.S. GAAP.

Below is a reconciliation of Adjusted EBITDA and Adjusted EBITA to net income attributable to controlling interests:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Adjusted EBITA	$47,397	$38,878
Add back:
Depreciation and accretion expense (2)	20,055	18,002
Adjusted EBITDA	$67,452	$56,880
Less:
(Gain) loss on disposal of assets	(533)	268
Other expense	1,060	31
Noncontrolling interests (1)	(425)	(373)
Stock-based compensation expense (2)	4,197	3,211
Acquisition-related expenses	2,358	3,087
EBITDA	$60,795	$50,656
Less:
Interest expense, net, including amortization of deferred financing costs and note discount, and redemption cost for early extinguishment of debt	7,489	8,755
Income tax expense	8,464	5,773
Depreciation and accretion expense	20,112	18,346
Amortization of intangible assets	9,497	8,217
Net income attributable to controlling interests and available to common stockholders	$15,233	$9,565

____________

(1)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company's 51% ownership interest in the Adjusted EBITDA of its Mexico subsidiary.
(2)	Amounts exclude 49% of the expenses incurred by Cardtronics Mexico as such amounts are allocable to the noncontrolling interest stockholders.

The following tables reflect certain financial information for each of the Company's reporting segments for the three months ended March 31, 2015 and 2014:

:

	Three Months Ended March 31, 2015
	North America	Europe	Eliminations/Adjustments	Total
	(In thousands)
Revenue from external customers	$197,075	$84,826	$-	$281,901
Intersegment revenues	1,843	-	(1,843)	-
Cost of revenues	128,232	61,411	(1,843)	187,800
Selling, general, and administrative expenses	23,870	7,010	-	30,880
Acquisition-related expenses	628	1,730	-	2,358
Loss (gain) on disposal of assets	1,052	(1,585)	-	(533)

Adjusted EBITDA	51,032	16,420	-	67,452

Depreciation and accretion expense	12,115	7,997	-	20,112
Adjusted EBITA	38,917	8,423	57	47,397

Amortization of intangible assets	7,246	2,251	-	9,497
Interest expense, net, including amortization of deferred financing costs and note discount	7,054	435	-	7,489
Income tax expense (benefit)	10,766	(2,302)	-	8,464

Capital expenditures (1)	$13,098	$18,580	$-	$31,678

	Three Months Ended March 31, 2014
	North America	Europe	Eliminations/Adjustments	Total
	(In thousands)
Revenue from external customers	$182,091	$62,981	$-	$245,072
Intersegment revenues	1,601	-	(1,601)	-
Cost of revenues	120,741	47,429	(1,601)	166,569
Selling, general, and administrative expenses	20,440	4,087	-	24,527
Acquisition-related expenses	169	2,918	-	3,087
Loss on disposal of assets	268	-	-	268

Adjusted EBITDA	45,403	11,476	-	56,879

Depreciation and accretion expense	11,835	6,525	(14)	18,346
Adjusted EBITA	33,568	4,952	358	38,878

Amortization of intangible assets	5,750	2,467	-	8,217
Interest expense, net, including amortization of deferred financing costs	7,622	479	-	8,101
Redemption costs for early extinguishment of debt	654	-	-	654
Income tax expense (benefit)	5,805	(32)	-	5,773
				-
Capital expenditures (1)	$8,109	$8,605	$(2)	$16,712

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the North America segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	March 31, 2015	December 31, 2014
	(In thousands)
North America	$828,857	$857,188
Europe	381,014	398,602
Total	$1,209,871	$1,255,790

(16) New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued FASB Accounting Standards Updates ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)"  ("ASU 2014-09"), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. In April 2015, the FASB voted for a one-year deferral of the effective date of ASU 2014-09 and is expected to issue an exposure draft during the second quarter of 2015. The Company is currently evaluating the effect that the adoption of ASU 2014-09 will have on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company's results of operations, however, it will impact future balance sheet presentation and financial statement disclosures related to the Company's debt issuance costs.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our financial outlook and the financial outlook of the ATM industry and the continued usage of cash by consumers at rates near historical patterns;
•	our ability to respond to recent and future network and regulatory changes, including forthcoming requirements surrounding Europay, MasterCard and Visa (“EMV”) security standards;
•	our ability to renew our existing customer relationships on comparable economic terms and add new customers;
•	our ability to pursue and successfully integrate acquisitions;
•

our ability to respond to potential reductions in the amount of net interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks;

•	our ability to provide new ATM solutions to retailers and financial institutions including placing additional banks’ brands on ATMs currently deployed;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers and our ability to continue to secure vault cash rental agreements in the future;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to prevent thefts of cash and data security breaches;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	our ability to manage concentration risks with key customers, vendors and service providers;
•	changes in interest rates and foreign currency rates;
•	our ability to successfully implement our corporate strategy;
•	our ability to compete successfully with new and existing competitors;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	the additional risks we are exposed to in our U.K. armored transport business; and
•	our ability to retain our key employees and maintain good relations with our employees.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” in this Form 10-Q and (2) Part I, “Item 1A. “Risk Factors” in the 2014 Form 10‑K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of March 31, 2015, we were the world’s largest retail ATM owner, providing services to approximately 111,500 devices throughout the United States (“U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (“U.K.”), Germany, Poland, Canada, and Mexico. In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers.  Also included in the number of devices in our network as of March 31, 2015 were approximately 34,300 ATMs to which we provided various forms of managed services solutions.  Under a managed services arrangement, retailers, financial institutions, and ATM distributers rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee or fee per service provided.

We often partner with large, nationally and regionally-known retail merchants under multi-year contracts to place our ATMs and kiosks within their store locations.  In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our devices will be utilized.  We also own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks, as well as ATMs owned and operated by third parties.

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

For additional discussion of our operations and the manner in which we derive revenues, please refer to our 2014 Form 10-K.

Strategic Outlook

Our strategy is to leverage the expertise and scale we have built in our two largest markets, the U.S. and U.K., to continue to expand in those markets as well as to drive expansion into new international markets in order to enhance our position as a leading provider of automated consumer financial services. To do so, we will continue to partner with leading financial institutions and retailers to expand our network of conveniently located ATMs and financial services kiosks.  Additionally, we will seek to deploy additional products and services that will further incentivize consumers to utilize our network of devices.  In order to execute this strategy, we endeavor to:

•

Increase our Number of Deployed Devices with Existing and New Merchant Relationships. We believe that there are opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we are actively pursuing opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale positions us to successfully market to and enter into long-term contracts with additional leading merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers positions us to expand into international locations where these partners have operations.

•

Expand our Relationships with Leading Financial Institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage these offerings to attract additional financial institutions as customers. Services currently offered to financial institutions include branding our ATMs with their logos, on-screen advertising and content management, providing image deposit capture, providing surcharge-free access to their customers through our Allpoint network, and providing managed services for their ATM portfolios. Our EFT transaction processing capabilities provide us with the ability to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services we are able to offer to financial institutions. We also plan to continue growing the number of machines and financial institutions participating in our Allpoint network, which drives higher transaction counts and profitability on our existing ATMs and increases our value to the retailers where our ATMs are located through increased foot traffic.

•

Work with Non-Traditional Financial Institutions and Card Issuers to Further Leverage our Extensive ATM and Financial Services Kiosk Network. We believe there are opportunities to develop or expand relationships with non-traditional financial institutions and card issuers, such as reloadable prepaid card issuers and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their card offerings. Additionally, we believe that many of the prepaid debit card issuers that exist today in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored-value prepaid debit cards to provide the customers of these issuers with convenient and surcharge-free access to cash.

•

Increase Transaction Levels at our Existing Locations. We believe there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding, we have developed and are continuing to develop new initiatives to drive incremental transactions to our existing ATM locations. Examples of this effort are our 2011 acquisition of LocatorSearch, which helps consumers find our ATMs, and the launch of FeeAlert in the third quarter of 2012, which enables financial institutions to help their customers save money by steering them toward nearby in-network ATMs and away from ATM fees. We also have developed data analysis technology that we refer to as SightLine to analyze transaction patterns at our ATMs, which we believe has value to retailers and financial institutions alike by enabling them to better understand their customers’ behavior. We are also developing additional and broader programs to steer cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons, rewards, and other offers that tend to provide incentives for customers to visit our ATMs within our existing retail footprint. While we are in various stages of developing and implementing many of these programs, we believe that these programs, when properly structured, can serve to benefit each party (i.e. the retailer, the financial institution, and the cardholder.) These various initiatives are intended to drive increased transaction volumes, which would in turn drive increased revenues to us and would also be beneficial to our retail and financial institution partners.

•

Develop and Provide Additional Services at our Existing ATMs. Service offerings by ATMs continue to evolve over time. Certain ATM models are capable of providing numerous automated consumer financial services, including check cashing, image deposit capture, money transfer, bill payment services, and stored-value card reload services. Certain of our devices are capable of, and currently provide, these types of services. We believe these additional consumer financial services offered by our devices, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide convenient broader financial services to their customers at well-known retail locations. We also allow advertisers to place their messages on our ATMs equipped with advertising software in the U.S., Canada and the U.K. Offering additional services at our devices, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to develop additional products and services that can be delivered through our existing ATM network.

•

Pursue Additional Managed Services Opportunities. Over the last several years, we significantly expanded the number of ATMs that are operated under managed services arrangements.  Under these arrangements, retailers and financial institutions generally pay us a fixed management fee per ATM and/or a set fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their ATM fleets.  Surcharge and interchange fees under these arrangements are generally earned by the retailer or the financial institution rather than by us. As a result, in this arrangement type, our revenues are partly protected from fluctuations in transaction levels of these machines and changes in network interchange rates. We plan to continue pursuing additional managed services opportunities with leading merchants and financial institutions in the markets in which we operate.

•

Pursue Acquisition Opportunities. We have historically generated a large part of our growth through acquisitions, and expect to continue to pursue select acquisition opportunities in the future. Since 2011, we have completed several acquisitions including the acquisitions of: (1) eight domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S. by approximately 57,950 ATMs, inclusive of our acquisition of Welch ATM (“Welch”) in 2014, (2) two Canadian ATM operators for a total of approximately 1,400 ATMs, which allowed us to enter into and expand our international presence in Canada, (3) Cardpoint Limited (“Cardpoint”) in August 2013, which further expanded our U.K. ATM operations by approximately 7,100 ATMs and also allowed us to enter into the German market with approximately 800 ATMs and (4) Sunwin Services Group (“Sunwin”) in November of 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate approximately 1,950 existing high-transacting ATMs located at Co-op Food stores and the opportunity to install and operate new ATMs in up to 800 stores that do not currently have ATMs. In addition to ATM acquisitions, we have also made strategic acquisitions including (1) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek, and (2) i-design in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators.

•

Pursue International Growth Opportunities. We have invested significant amounts of capital in our U.K., Canada, and Mexico businesses, and we plan to continue to grow our business in these markets, as well as in the recently entered German and Poland markets, applying many of the aforementioned strategies. Additionally, we expect to expand our operations into selected other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market, and other risks associated with international expansion.

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth through the strategies described above and with acquisitions. During the three months ended March 31, 2015, total revenues, on a constant currency basis, grew by 19% over the prior year, reflecting approximately 15% growth from acquisitions and 4% from organic growth (constant currency).

Withdrawal Transaction and Revenue Trends – U. S. Many banks are reducing the number of branches they operate to reduce their operating costs, giving rise to a desire for more robust automated banking solutions, such as ATMs. Over the last several years, some of the largest U.S. banks serving the market for consumer banking services have begun to aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. As a result, in certain situations, we have faced direct competition from large U.S. banks for ATM placement opportunities. While a large ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of our ATMs and participation in our surcharge-free network allow financial institutions to rapidly increase surcharge-free ATM access for their customers at a substantially lower cost than building their own ATM network. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

In 2014, we received notice from one of our largest branding partners, JP Morgan Chase & Co. (“Chase”), of their intention not to renew or extend a number of ATM branding contracts with us. While we expect this action to have a moderate negative impact on 2015 results, we do not believe that it will have a long-term adverse impact on our financial results and our ability to continue offering bank branding solutions to financial institutions. We have already reached agreements with several financial institutions and are in advanced discussions with multiple other financial institutions to replace the branding on a significant number of the ATMs previously branded by Chase.

Excluding locations that were impacted by the Chase debranding activity, the remainder of our U.S. fleet produced a 1% same-store withdrawal growth rate during the first quarter, which is consistent with the growth rate we have seen in recent periods. Total same-store cash withdrawal transactions conducted on our domestic ATMs decreased by just under 3% compared to the prior year, inclusive of the locations previously branded by Chase. This growth rate was negatively impacted by a number of our ATMs having the Chase brand removed during the first quarter of 2015. This debranding activity caused a shift in consumer behavior at some of our ATMs, as ATMs that were previously free to use to Chase cardholders, now charged convenience fees to those cardholders. For the remainder of 2015, we expect to see a slight decline in same-store withdrawal transactions as a result of the debranding activity mentioned above. Excluding ATM locations that have become debranded during the year, we expect a flat to slightly positive rate of withdrawal transaction growth on a same-store basis on our domestic ATMs.

Withdrawal Transaction and Revenue Trends – U.K. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging pay-to-use ATMs in the U.K. due in part to our major corporate customer contract additions that tend to operate mostly in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use machines have generally translated into higher overall revenues. Our same-store withdrawal transactions have been slightly negative (2-3%) in recent periods in the U.K.  However, we have seen overall organic revenue growth of approximately 10% in the U.K., as we have been able to secure several ATM operating agreements with new and existing relationships.  Additionally, through our significant operating scale in this market, we have been able to grow our profit margins with the additional revenues from the expanded ATM estate.

Financial Regulatory Reform in the U.K. and the European Union. In March 2013, the U.K. Treasury department (the “Treasury”) issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. The PSR went live in April 2015 and to date there has been no significant immediate effect on Cardtronics or its operations.  We will continue to monitor and report on any further developments in the coming months.

In July 2013, the European Commission put forward a new draft directive (the “draft Directive”) to regulate payment service providers operating in the European Union (“PSD2”).  Broadly, PSD2 seeks to harmonize rules for the licensing of payment institutions and introduces certain common rules affecting all payment service providers (“PSPs”) throughout the European Union. The draft Directive sets out the rights and obligations of payment service users and PSPs together with transparency and security requirements to facilitate safe, efficient payment transactions.  Whereas the current Payment Services Directive exempts independent ATM deployers, PSD2 (as currently drafted) will apply to businesses of this nature. The draft Directive is currently still in Committee stage in the European Parliament and has not yet been properly considered by the Council. New developments in the directive could possibly imply that the exemption of ATM operators will continue as per PSD1.  Further, it has been proposed that in order to maintain the provision of ATM services while ensuring clarity about withdrawal charges, it is appropriate to maintain the exemption but to require ATM operators to comply with specific transparency provisions.We anticipate that the draft Directive will not be finalized until later in 2015 and that it will take up to an additional two years for member states to transpose it into domestic law.

Europay, MasterCard, Visa (“EMV”). The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.”  This standard has already been adopted in the U.K., Germany, Poland, Mexico, and Canada, and our ATMs in those markets are in compliance.  In the U.S., MasterCard announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) for fraudulent counterfeit card Maestro cross-border transactions.  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, we do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1% of our U.S. transaction volume.  As of the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses.  To date, we have seen minimal fraud losses.   In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards.  MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however,  all of our recent ATM deployments have been with ATMs that are EMV-ready, and we plan to upgrade the majority of our U.S. fleet in advance of the October 2016 MasterCard liability shift date for domestic transactions. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the U.S. EMV standard, being driven by MasterCard- and Visa-announced liability shifts, to have a major impact on our financial results. We have already commenced our plan to make our U.S. fleet EMV-compliant, and currently estimate that the incremental potential cost to make our entire current Company-owned U.S. ATM fleet, inclusive of recent acquisitions, fully compliant with the EMV standard is approximately $40 million to $50 million, a portion of which was incurred during 2014 and the first quarter of 2015. With the increased capital investments required as a direct result of EMV, our depreciation expense may increase in the future. Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. We also may experience a higher rate of unit count attrition for our merchant-owned ATMs in the future as a result of this standard; however, we are currently developing programs to make EMV upgrades attractive to merchants that own their own ATMs.

Capital Investments. In the next twelve to twenty-four months, we are expecting a somewhat higher rate of capital investment than our recent run-rate but do not expect that this temporary increased level of capital investment will continue past 2016.  These expected temporary increases in capital spending levels are being driven by the upcoming EMV requirements discussed above, coupled with many other factors including: (1) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth; (2) increased demand from merchants and financial institutions for multi-function ATMs; (3) competition for new merchant and customer contracts and renewals of existing merchant contracts; (4) certain software and hardware enhancements required to facilitate our strategic initiatives and to continue running supported versions; and (5) other compliance related matters.  As a result of the increased capital investments being planned, we are working to optimize our existing assets, but it is possible that as a result of this activity we could incur some asset write-offs or impairments and increased depreciation expense in the near term.  However, we are expecting that the long-term revenue benefits of the investments will drive increased profitability in future periods and allow us to expand our position in the U.S. as the leading ATM operator of non-bank branch locations.

Factors Impacting Comparability Between Periods

•

Foreign Currency Exchange Rates. Our reported financial results are subject to fluctuations in exchange rates. With relatively minor fluctuations in the average rates from 2011 to 2014, our overall results have not been significantly impacted. However, during the second half of 2014, the U.S. dollar began to significantly appreciate in value relative to the currencies we transact business in our foreign operations. During the first quarter of 2015, our results were adversely impacted by a strengthened U.S. dollar. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the foreign markets in which we operated caused our reported revenues to be lower by approximately $7.2 million or 3%. Based on current exchange rates and current forecasts for a continued strong U.S. dollar, we anticipate that our reported results for the remainder of 2015 will be negatively impacted at levels similar to the first quarter of 2015.

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

	Three Months Ended
	March 31,
	2015	2014
Revenues:
ATM operating revenues	92.2%	97.2%
ATM product sales and other revenues	7.8	2.8
Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	59.8	65.2
Cost of ATM product sales and other revenues	6.8	2.8
Total cost of revenues	66.6	68.0
Gross profit	33.4	32.0
Operating expenses:
Selling, general, and administrative expenses	11.0	10.0
Acquisition-related expenses	0.8	1.3
Depreciation and accretion expense	7.1	7.5
Amortization of intangible assets	3.4	3.4
(Gain) loss on disposal of assets	(0.2)	0.1
Total operating expenses	22.1	22.2
Income from operations	11.3	9.8
Other expense:
Interest expense, net	1.7	2.2
Amortization of deferred financing costs and note discount	1.0	1.1
Redemption costs for early extinguishment of debt	—	0.3
Other expense	0.4	—
Total other expense	3.0	3.6
Income before income taxes	8.2	6.2
Income tax expense	3.0	2.4
Net income	5.2	3.9
Net loss attributable to noncontrolling interests	(0.2)	—
Net income attributable to controlling interests and available to common stockholders	5.4%	3.9%

_______________

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $24.9 million and $23.8 million for the three months ended March 31, 2015 and 2014, respectively. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 8.8% and 9.7% for the three months ended March 31, 2015 and 2014, respectively.

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

EXCLUDING ACQUISITIONS:	Three Months Ended March 31,
	2015	2014
Average number of transacting ATMs:
United States: Company-owned	30,432	29,483
United Kingdom	12,818	11,653
Mexico	1,746	2,138
Canada	1,574	1,626
Germany and Poland	927	860
Subtotal	47,497	45,760
United States: Merchant-owned	17,609	22,058
Average number of transacting ATMs – ATM operations	65,106	67,818

United States: Managed services - Turnkey	2,147	2,125
United States: Managed services - Processing Plus	13,857	11,314
United Kingdom: Managed services	21	21
Canada: Managed services	920	265
Average number of transacting ATMs – Managed services	16,945	13,725

Total average number of transacting ATMs	82,051	81,543

Total transactions (in thousands):
ATM operations	243,961	243,526
Managed services	20,596	17,530
Total transactions	264,557	261,056

Total cash withdrawal transactions (in thousands):
ATM operations	147,807	143,413
Managed services	14,393	11,939
Total cash withdrawal transactions	162,200	155,352

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	757	705

ATM operating revenues	$1,172	$1,138
Cost of ATM operating revenues (1)	751	763
ATM operating gross profit (1) (2)	$421	$375

ATM operating gross profit margin (1) (2)	35.9%	33.0%

____________

(1)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations.
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

INCLUDING ACQUISITIONS:	Three Months Ended March 31,
	2015	2014
Average number of transacting ATMs:
United States: Company-owned	38,055	29,483
United Kingdom	13,731	11,653
Mexico	1,746	2,138
Canada	1,574	1,626
Germany and Poland	927	860
Subtotal	56,033	45,760
United States: Merchant-owned	21,002	22,058
Average number of transacting ATMs – ATM operations	77,035	67,818

United States: Managed services - Turnkey	2,147	2,125
United States: Managed services - Processing Plus	30,432	11,314
United Kingdom: Managed services	21	21
Canada: Managed services	920	265
Average number of transacting ATMs – Managed services	33,520	13,725

Total average number of transacting ATMs	110,555	81,543

Total transactions (in thousands):
ATM operations	278,358	243,526
Managed services	33,270	17,530
Total transactions	311,628	261,056

Total cash withdrawal transactions (in thousands):
ATM operations	169,469	143,413
Managed services	23,873	11,939
Total cash withdrawal transactions	193,342	155,352

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	733	705

ATM operating revenues	$1,083	$1,138
Cost of ATM operating revenues (1)	698	763
ATM operating gross profit (1) (2)	$385	$375

ATM operating gross profit margin (1) (2)	35.5%	33.0%

____________

(1)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations.
(2)

ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
ATM operating revenues	$260,023	$238,139	9.2%
ATM product sales and other revenues	21,878	6,933	215.6%
Total revenues	$281,901	$245,072	15.0%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

ATM operating revenues. ATM operating revenues generated during the three months ended March 31, 2015 increased $21.9 million, or 9.2%, from the three months ended March 31, 2014.  Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended March 31, 2014 to
	Three Months Ended March 31, 2015
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$5,340	$(3,259)	$—	$2,081
Interchange revenues	626	11,606	—	12,232
Bank branding and surcharge-free network revenues	4,330	—	—	4,330
Managed services revenues	3,233	13	—	3,246
Other revenues	196	39	(241)	(6)
Total increase (decrease) in ATM operating revenues	$13,725	$8,399	$(241)	$21,883

North America.    Our North American operations, which include our operations in the U.S., Canada and Mexico, experienced a $13.7 million, or 7.7%, increase in ATM operating revenues during the three months ended March 31, 2015 when compared to the same period in 2014.  The Welch acquisition completed during the fourth quarter of 2014 accounted for the majority of the increase during the quarter, with our Canadian operation accounting for the majority of the remaining growth, as a result of significant new business added during 2014.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – U.S. above.

Europe.  Our European operations, which include our operations in the U.K., Germany, and Poland, experienced an  $8.4 million, or 13.4%, increase in ATM operating revenues during the three months ended March 31, 2015 when compared to the same period in 2014.  The acquisition of a new ATM operating agreement with Co-op Food completed during the fourth quarter 2014 accounted for the majority of the increase. Our European results would have been higher by approximately $6.3 million or an additional 10% higher, absent adverse foreign currency exchange rate movements from the prior year.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – U.K. above.

ATM product sales and other revenues.  ATM product sales and other revenues for the three months ended March 31, 2015 totaled $21.9 million, representing an increase of $14.9 million from the same period in 2014.  This increase was primarily attributable to higher ATM equipment sales to merchants and distributors and our acquisition of Sunwin during the fourth quarter of 2014, which contributed approximately $13.0 million of the increase.

Cost of Revenues

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets)	$168,508	$159,759	5.5%
Cost of ATM product sales and other revenues	19,292	6,810	183.3%
Total cost of revenues (exclusive of depreciation, accretion, and amortization of intangible assets)	$187,800	$166,569	12.7%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the three months ended March 31, 2015 increased $8.7 million when compared to the same period in 2014.  The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Variance: Three Months Ended March 31, 2014 to
	Three Months Ended March 31, 2015
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$1,114	$1,733	$—	$2,847
Vault cash rental expenses	1,021	1,053	—	2,074
Other costs of cash	1,634	(3,823)	—	(2,189)
Repairs and maintenance	677	1,311	—	1,988
Communications	506	45	—	551
Transaction processing	338	(143)	(201)	(6)
Stock-based compensation	122	—	—	122
Other expenses	1,035	2,368	(41)	3,362
Total increase (decrease) in cost of ATM operating revenues	$6,447	$2,544	$(242)	$8,749

North America.    During the three months ended March 31, 2015, our North American operations experienced a $6.4 million, or 5.6% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2014, which was primarily driven by the Welch acquisition completed in October of 2014.

Europe.    During the three months ended March 31, 2015, our European operations experienced a $2.5 million, or 5.4% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2014.  The Sunwin acquisition drove the majority of the increase, which was partially offset by lower operating costs from continued realization of cost improvements and changes in currency exchange rates.

Cost of ATM product sales and other revenues.  The cost of ATM product sales and other revenues increased by $12.5 million during the three months ended March 31, 2015, when compared to the same period in 2014.  This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to our acquisition of Sunwin during the fourth quarter of 2014.

Gross Profit Margin

	Three Months Ended
	March 31,
	2015	2014
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	35.2%	32.9%
Inclusive of depreciation, accretion, and amortization of intangible assets	25.6%	22.9%
ATM product sales and other revenues gross profit margin	11.8%	1.8%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	33.4%	32.0%
Inclusive of depreciation, accretion, and amortization of intangible assets	24.6%	22.3%

ATM operating gross profit margin.  For the three months ended March 31, 2015, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization of intangible assets increased when compared to the same periods in 2014.  The increase is primarily a result of our revenue growth and continuation of cost improvements across several categories in our U.K. and U.S. operations.

ATM product sales and other revenues gross profit margin.  For the three months ended March 31, 2015, our gross profit margin on ATM product sales and other revenues increased by 10.0 percentage points primarily as a result of the Sunwin acquisition in November 2014, which generates higher gross profit margins than our U.S. equipment sales business, which comprised the majority of the result in this category during the 2014 period.

Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Selling, general, and administrative expenses	$27,013	$21,523	25.5%
Stock-based compensation	3,867	3,004	28.7%
Acquisition-related expenses	2,358	3,087	(23.6)%
Total selling, general, and administrative expenses	$33,238	$27,614	20.4%

Percentage of total revenues:
Selling, general, and administrative expenses	9.6%	8.8%
Stock-based compensation	1.4%	1.2%
Acquisition-related expenses	0.8%	1.3%
Total selling, general, and administrative expenses	11.8%	11.3%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation and acquisition-related expenses. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $5.5 million, or 25.5% for the three months ended March 31, 2015 when compared to the same period in 2014.  This increase were due to the following: (i) higher payroll-related costs compared to the same periods in 2014 due to increased headcount, including employees added from our acquisitions completed during 2014; (ii) increased office and facilities costs, a portion of which is attributable to our acquisitions completed during 2014; (iii) higher marketing and professional expenses; and (iv) increased costs related to strengthening our information technology and product development organizations.

Stock-based compensation. Stock-based compensation increased $0.9 million, or 28.7% for the three months ended March 31, 2015 when compared to the same period in 2014.  These increases were primarily attributable to an increase in employee headcount. For additional details on equity awards, see Item 1. Financial Information, Note 3, Stock-Based Compensation.

Acquisition-related expenses. Acquisition-related expenses decreased $0.7 million, or 23.6% for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease is primarily attributable to certain nonrecurring integration and transition-related costs associated with our 2013 acquisitions.

Depreciation and Accretion Expense

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Depreciation expense	$19,582	$17,533	11.7%
Accretion expense	530	813	(34.8)%
Depreciation and accretion expense	$20,112	$18,346	9.6%

Percentage of total revenues:
Depreciation expense	6.9%	7.2%
Accretion expense	0.2%	0.3%
Depreciation and accretion expense	7.1%	7.5%

Depreciation expense. For the three months ended March 31, 2015, depreciation expense increased $2.0 million, or 11.7% when compared to the same period in 2014 primarily as a result of the businesses acquired through various acquisitions in 2014 and as a result of the deployment of additional Company-owned ATMs over the past year as a result of our organic ATM unit growth.

Accretion expense. For the three months ended March 31, 2015, accretion expense decreased $0.3 million, or 34.8% when compared to the same period in 2014.  This decrease is primarily due to a change in accounting estimate regarding our future costs associated with asset retirement obligations.  When we install ATMs we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases, restore the ATM site at certain merchant locations.  Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization of Intangible Assets

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Amortization of intangible assets	$9,497	$8,217	15.6%

Percentage of total revenues	3.4%	3.4%

Amortization of intangible assets relates primarily to merchant contracts and relationships recorded in connection with purchase price accounting valuations for completed acquisitions.  The increase in amortization of intangible assets of $1.3 million for the three months ended March 31, 2015 when compared to the same period in 2014 was primarily due to the addition of intangible assets from the acquisitions completed during the fourth quarter of 2014.

Interest Expense, Net

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Interest expense, net	$4,710	$5,416	(13.0)%
Amortization of deferred financing costs and note discount	2,779	2,685	3.5%
Total interest expense, net	$7,489	$8,101	(7.6)%

Percentage of total revenues	2.7%	3.3%

Interest expense, net.  Interest expense, net, decreased $0.7 million, or 13% during the three months ended March 31, 2015 when compared to the same period in 2014.  This decrease was primarily the result of the 2014 retirement of our 8.250% senior subordinated notes due 2018 (the “2018 Notes”) and the issuance of lower rate 5.125% senior notes due 2022 (the “2022 Notes”) during the third quarter of 2014.   For additional details, see Item 1. Financial Information, Note 8, Long-Term Debt.

Amortization of deferred financing costs and note discount.  Amortization of deferred financing costs and note discount increased $0.1 million during the three ended March 31, 2015, compared to the same period in 2014, primarily due to an increase in deferred financing costs.

Redemption Cost for Early Extinguishment of Debt

In connection with the early extinguishment of the 2018 Notes, we recorded a $0.7 million pre-tax charge during the first quarter of 2014 related to the premium paid for the redemption, which is included in the 2014 Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations.

Income Tax Expense

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Income tax expense	$8,464	$5,773	46.6%

Effective tax rate	36.4%	37.8%

The decrease in the effective tax rate for the quarter ended March 31, 2015 when compared to the same period in 2014, was attributable to the change in the mix of earnings across jurisdictions.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. We believe that the presentation of these measures and the identification of unusual or certain nonrecurring adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, and Free Cash Flow are non-GAAP financial measures provided as a complement to results prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and may not be comparable to similarly-titled measures reported by other companies.

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes stock-based compensation, acquisition-related expenses, certain other non-operating and nonrecurring costs, loss on disposal of assets, our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures, and an adjustment for noncontrolling interest. Adjusted EBITA is defined as Adjusted EBITDA less depreciation and accretion expense. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets,  (gain) loss on disposal of assets, stock-based compensation expense, certain other expense (income) amounts, nonrecurring expenses, and acquisition-related expenses, and using an assumed tax rate of 32% for the three months ended March 31, 2015 and 2014, with certain adjustments for noncontrolling interests.  Adjusted EBITDA  % is calculated by taking Adjusted EBITDA over U.S. GAAP total revenues. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by average weighted diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions.  The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt.

The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures prepared in accordance with U.S. GAAP.

A reconciliation of EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, and Adjusted Net Income

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests and available to common stockholders	$15,233	$9,565
Adjustments:
Interest expense, net	4,710	5,416
Amortization of deferred financing costs and note discount	2,779	2,685
Redemption costs for early extinguishment of debt	—	654
Income tax expense	8,464	5,773
Depreciation and accretion expense	20,112	18,346
Amortization of intangible assets	9,497	8,217
EBITDA	$60,795	$50,656

Add back:
(Gain) loss on disposal of assets	(533)	268
Other expense	1,060	31
Noncontrolling interests (1)	(425)	(373)
Stock-based compensation expense (2)	4,197	3,211
Acquisition-related expenses (3)	2,358	3,087
Adjusted EBITDA	$67,452	$56,880
Less:
Depreciation and accretion expense (2)	20,055	18,002
Adjusted EBITA	$47,397	$38,878
Less:
Interest expense, net (2)	4,707	5,404
Adjusted pre-tax income	42,690	33,474
Income tax expense (4)	13,660	10,712
Adjusted Net Income	$29,030	$22,762

Adjusted Net Income per share	$0.65	$0.51
Adjusted Net Income per diluted share	$0.64	$0.51

Weighted average shares outstanding - basic	44,667,248	44,215,372
Weighted average shares outstanding - diluted	45,265,601	44,767,588

_______________

(1)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s 51% ownership interest in the Adjusted EBITDA of Cardtronics Mexico.
(2)	Amounts exclude 49% of the expenses incurred by Cardtronics Mexico as such amounts are allocable to the noncontrolling interest stockholders.
(3)

Acquisition-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including contract termination costs, related to acquisitions.

(4)	Calculated using the Company’s estimated long-term, cross-jurisdictional effective cash tax rate of 32% for the three months ended March 31, 2015 and 2014. 35

Reconciliation of Free Cash Flow

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash provided by operating activities	$30,872	$14,519
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions	(31,678)	(16,712)
Free cash flow	$(806)	$(2,193)

Liquidity and Capital Resources

Overview

As of March 31, 2015, we had $17.2 million in cash and cash equivalents and $611.1 million in outstanding long-term debt.

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

We believe that our cash on hand and our current revolving credit facility will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months.  We expect to fund our working capital needs from cash flows generated from our operations and borrowings under our revolving credit facility, to the extent needed.  As we expect to continue to generate positive free cash flow during 2015 and beyond, we expect to repay the amounts outstanding under our revolving credit facility absent any acquisitions. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $30.9 million for the three months ended March 31, 2015, as compared to $14.5 million during the same period in 2014.  The increase in net cash provided by operating activities is attributable to an increase in net income and a decrease in accounts receivable.

Investing Activities

Net cash used in investing activities totaled $39.8 million for the three months ended March 31, 2015, compared to $25.5 million during the same period in 2014.  The change in net cash used in investing activities is primarily related to increases in additions to property and equipment and amounts paid for acquisitions, partly offset by proceeds from the sale of assets.

Anticipated Future Capital Expenditures.  We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in Recent Events and Trends – Capital Investments.  Our capital expenditures for the remainder of 2015 are estimated to total $115 million, supporting new business growth, along with technology and compliance upgrades to enhance our existing ATM equipment with additional functionalities.  We expect such expenditures to be funded primarily through cash generated from our operations and borrowings under our revolving credit facility.

Acquisitions.  We continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise.  Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility or other financing sources that may be available to us.

Financing Activities

Net cash used in financing activities totaled $3.8 million for the three months ended March 31, 2015, compared to $15.2 million during the same period in 2014. This decrease was primarily due to the repurchase of $8.4 million of outstanding senior subordinated notes in the first quarter of 2014.

Financing Facilities

As of March 31, 2015, we had approximately $611.1 million in outstanding long-term debt, which was primarily comprised of: (1) $287.5 million of the Convertible Notes of which $227.6 million was recorded on our balance sheet net of the unamortized note discount, (2) $250.0 million of the 2022 Notes, and (3) $133.5 million in borrowings under our revolving credit facility.

Revolving Credit Facility.  As of March 31, 2015, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This revolving credit facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the Credit Agreement governing the revolving credit facility) and can be increased up to $500.0 million under certain conditions and subject to additional commitments from the lender group.  In addition, the revolving credit facility includes a sub-limit of up to $30.0 million for letters of credit, a sub-limit of up to $25.0 million for swingline loans and a sub-limit of up to the equivalent amount of $125.0 million for loans in currencies other than U.S. Dollars.  The revolving credit facility has a termination date of April 2019.

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

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require us to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00; (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00; and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no more than 1.50 to 1.0. Additionally, we are limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, we may generally make restricted payments so long as no event of default has occurred and is continuing and our total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of March 31, 2015, the weighted-average interest rate on our outstanding revolving credit facility borrowings was approximately 1.9%. Additionally, as of March 31, 2015, we were in compliance with all the covenants contained within the revolving credit facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.

As of March 31, 2015, we had approximately $239.4 million in available borrowing capacity under the $375.0 million revolving credit facility.

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

$250.0 Million 5.125% Senior Notes due 2022. On July 28, 2014, we issued the 2022 Notes pursuant to an indenture dated July 28, 2014 among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-

annually in cash in arrears on February 1 and August 1 of each year, and commenced on February 1, 2015.  As of March 31, 2015, we were in compliance with all applicable covenants required under the 2022 Notes.

New Accounting Standards

See Part I Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 17 New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2014 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2015, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. In the U.S., the U.K., and Germany we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the respective market’s London Interbank Offered Rates. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”). In Canada, we pay interest to our vault cash providers based on the average amount of vault cash outstanding under a formula based on the Bank of Canada’s bankers’ acceptance rate.

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate swaps to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances. During the quarter ended March 31, 2015, we added new forward-starting interest rate swaps in the aggregate notional amount of $600.0 million that begin in 2019 and terminate in 2020 to extend our hedging program related to interest rate exposure on vault cash. The following swaps currently in place serve to fix the rate utilized for our vault cash rental agreements in the U.S. for the following notional amounts and periods:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,300	2.84%	April 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018
$600	2.42%	January 1, 2019 – December 31, 2019
$600	2.42%	January 1, 2020 – December 31, 2020

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balances for the quarter ended March 31, 2015 and assuming a 100 basis point increase in interest rates:

Summary of interest rate exposure on vault cash outstanding in North America (in millions):

Average vault cash balance outstanding	$2,238
Interest rate swap fixed notional amount	(1,300)
Residual unhedged vault cash balance	$938

Additional annual interest incurred on 100 basis point increase	$9.38

We also have terms in certain of our North American contracts with merchants and financial institution partners where we can decrease fees paid to merchants or increase fees paid to us by financial institutions if vault cash rental costs increase. We had such protection in place on approximately $250.0 million of vault cash as of March 31, 2015. Such protection will serve to reduce but not eliminate the exposure calculated above.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe based on our average outstanding vault cash balances for the quarter ended March 31, 2015 and assuming a 100 basis point increase in interest rates:

Summary of interest rate exposure on vault cash outstanding in Europe (in millions):

Average vault cash balance outstanding	$1,011
Interest rate swap fixed notional amount	—
Residual unhedged vault cash balance	$1,011

Additional annual interest incurred on 100 basis point increase	$1.01

Our sensitivity to changes in interest rates in Europe is somewhat mitigated by the interchange rate setting methodology that impacts the majority of our U.K. interchange revenue. Effectively, the interest rates and cash costs from two years back are considered for determining the interchange rate (i.e., interest rates and other costs from 2013 are considered for determining the 2015 interchange rate). As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with a lag. We expect some growth in outstanding vault cash balances as a result of expected future business growth in the U.K., and we may seek additional ways to mitigate our exposure to floating interest rates through merchant contract terms and by engaging in derivative instruments in the future.

As of March 31, 2015, we had a net liability of $63.4 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. We record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $133.5 million outstanding under our revolving credit facility as of March 31, 2015, an increase of 100 basis points in the underlying interest rate would have had a $0.3 million impact on our interest expense in the three months then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements are cost effective.

Outlook. If we continue to experience low short-term interest rates in the U.S. and the U.K., it will be beneficial to the amount of interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S., as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, we expect that the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the U.S. Nonetheless, any net increase in interest rates in any of the markets in which we operate is likely to have an adverse impact on our financial results.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. As of March 31, 2015, this accumulated translation loss totaled approximately $45.6 million compared to approximately $34.7 million as of December 31, 2014.

Our consolidated financial results were impacted by changes in foreign currency exchange rates during the three months ended March 31, 2015 compared to the prior year period. Our total revenues during the three months ended March 31, 2105 would have been higher by approximately $7.2 million had the currency exchange rates from the first quarter of 2014 remained unchanged during the first quarter of 2015. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Canadian dollar or Mexican peso the effect upon our consolidated operating income would have approximately $0.6 million for the three months ended March 31, 2015.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of March 31, 2015, the intercompany payable balance from our U.K. operations to our U.S. parent company denominated in U.S. dollars totaled $111.6 million, of which $89.2 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, based on the intercompany payable balance as of March 31, 2015, the effect upon our Consolidated Statements of Operations would be approximately $8.9 million.  However, we currently manage the majority of this risk by borrowing in British pounds through the third-party credit facility in our U.S. operations. This structure effectively manages our foreign currency exposure of these short-term designated intercompany balances as currency gains or losses in the intercompany borrowings are largely offset by currency gains or losses on our third party borrowings.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 13, Commitments and Contingencies.

Item 1A. Risk Factors

The known material risks we face are described in our 2014 Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in our risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2015:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of a Publicly	that may Yet be Purchased
Period	Shares Purchased (1)	Paid Per Share (2)	Announced Plan or Program	Under the Plan or Program (3)
January 1 – 31, 2015	107,464	$33.97	—	$—
February 1 – 28, 2015	454	$37.84	—	$—
March 1 – 31, 2015	7,633	$36.48	—	$—

_________

(1)

Represents shares surrendered to us by participants in our Second Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”) to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2007 Plan.

(2)	The price paid per share was based on the average high and low trading prices of our common stock on the dates on which we repurchased shares from the participants under our 2007 Plan.
(3)

In connection with the lapsing of the forfeiture restrictions on restricted shares granted by us under our 2007 Plan, which was adopted in December 2007 and expires in December 2017, we permitted employees to sell a portion of their shares to us in order to satisfy their tax liabilities that arose as a consequence of the lapsing of the forfeiture restrictions. In future periods, we may not permit individuals to sell their shares to us in order to satisfy such tax liabilities. Since the number of restricted shares that will become unrestricted each year is dependent upon the continued employment of the award recipients, we cannot forecast either the total amount of such securities or the approximate dollar value of those securities that we might purchase in future years as the forfeiture restrictions on such shares lapse.

Item 6. Exhibits

The exhibits required to be filed or furnished pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

0

CARDTRONICS, INC.

April 30, 2015	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

April 30, 2015	/s/ E. Brad Conrad
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

10.1*	Cardtronics, Inc. 2015 Annual Pool Allocation Plan.
10.2*	Cardtronics, Inc. Annual Executive Cash Incentive Plan.
10.3*	Cardtronics, Inc. Long Term Incentive plan.
31.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed herewith.

** Furnished herewith.