Form 10-Q
period 2015-06-30
CARDTRONICS INC
filed 2015-07-30
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Common Stock, par value: $0.0001 per share.  Shares outstanding on July 28, 2015: 44,881,530

CARDTRONICS, INC.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014	2
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	4
	Notes to Consolidated Financial Statements	5
	Cautionary Statement Regarding Forward-Looking Statements	31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6.	Exhibits	54
	Signatures	55

When we refer to “us,” “we,” “our,” or “ours,” we are describing Cardtronics, Inc. and/or our subsidiaries, depending on the context in which the statements are made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,789	$31,875
Accounts and notes receivable, net of allowance of $1,628 and $1,082 as of June 30, 2015 and December 31, 2014, respectively	83,606	80,321
Inventory, net	9,221	5,971
Restricted cash	17,901	20,427
Current portion of deferred tax asset, net	22,133	24,303
Prepaid expenses, deferred costs, and other current assets	42,114	34,508
Total current assets	199,764	197,405
Property and equipment, net	355,862	335,795
Intangible assets, net	155,402	177,540
Goodwill	519,640	511,963
Deferred tax asset, net	11,362	10,487
Prepaid expenses, deferred costs, and other noncurrent assets	18,214	22,600
Total assets	$1,260,244	$1,255,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$35
Current portion of other long-term liabilities	33,776	34,937
Accounts payable	35,851	35,984
Accrued liabilities	151,829	179,966
Total current liabilities	221,456	250,922
Long-term liabilities:
Long-term debt	599,048	612,662
Asset retirement obligations	54,622	52,039
Deferred tax liability, net	16,528	15,916
Other long-term liabilities	32,261	37,716
Total liabilities	923,915	969,255

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 52,037,242 and 51,596,360 shares issued as of June 30, 2015 and December 31, 2014, respectively; 44,881,817 and 44,562,122 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	362,741	352,166
Accumulated other comprehensive loss, net	(69,406)	(83,007)
Retained earnings	149,057	118,817
Treasury stock: 7,155,425 and 7,034,238 shares at cost as of June 30, 2015 and December 31, 2014, respectively	(101,862)	(97,835)
Total Parent stockholders’ equity	340,535	290,146
Noncontrolling interests	(4,206)	(3,611)
Total stockholders’ equity	336,329	286,535
Total liabilities and stockholders’ equity	$1,260,244	$1,255,790

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
ATM operating revenues	$285,436	$252,052	$545,459	$490,191
ATM product sales and other revenues	18,310	7,977	40,188	14,910
Total revenues	303,746	260,029	585,647	505,101
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1)	183,533	163,380	352,041	323,139
Cost of ATM product sales and other revenues	17,009	7,754	36,301	14,564
Total cost of revenues	200,542	171,134	388,342	337,703
Gross profit	103,204	88,895	197,305	167,398
Operating expenses:
Selling, general, and administrative expenses	34,190	27,926	65,070	52,453
Acquisition-related expenses	5,560	7,642	7,918	10,729
Depreciation and accretion expense	21,903	19,597	42,015	37,943
Amortization of intangible assets	9,495	8,465	18,992	16,682
Loss (gain) on disposal of assets	247	316	(286)	584
Total operating expenses	71,395	63,946	133,709	118,391
Income from operations	31,809	24,949	63,596	49,007
Other expense:
Interest expense, net	4,753	5,328	9,463	10,744
Amortization of deferred financing costs and note discount	2,817	2,762	5,596	5,447
Redemption costs for early extinguishment of debt	—	699	—	1,353
Other expense (income)	755	(5,261)	1,815	(5,230)
Total other expense	8,325	3,528	16,874	12,314
Income before income taxes	23,484	21,421	46,722	36,693
Income tax expense	8,744	8,015	17,208	13,788
Net income	14,740	13,406	29,514	22,905
Net loss attributable to noncontrolling interests	(257)	(583)	(716)	(649)
Net income attributable to controlling interests and available to common stockholders	$14,997	$13,989	$30,230	$23,554

Net income per common share – basic	$0.33	$0.31	$0.67	$0.53
Net income per common share – diluted	$0.33	$0.31	$0.67	$0.52

Weighted average shares outstanding – basic	44,807,829	44,324,747	44,737,413	44,270,363
Weighted average shares outstanding – diluted	45,319,363	44,830,978	45,280,588	44,800,298

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$14,740	$13,406	$29,514	$22,905
Unrealized gain (loss) on interest rate swap contracts, net of deferred income tax expense (benefit) of $5,081 and $(1,012) for the three months ended June 30, 2015 and 2014, respectively, and $1,788 and $(93) for the six months ended June 30, 2015 and 2014, respectively	7,998	(1,566)	2,844	(380)
Foreign currency translation adjustments	21,673	3,429	10,757	4,169
Other comprehensive income	29,671	1,863	13,601	3,789
Total comprehensive income	44,411	15,269	43,115	26,694
Less: comprehensive loss attributable to noncontrolling interests	(211)	(586)	(607)	(664)
Comprehensive income attributable to controlling interests	$44,622	$15,855	$43,722	$27,358

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$29,514	$22,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	61,007	54,625
Amortization of deferred financing costs and note discount	5,596	5,447
Stock-based compensation expense	9,150	6,917
Deferred income taxes	2,085	(2,734)
(Gain) loss on disposal of assets	(286)	584
Other reserves and non-cash items	2,216	1,693
Changes in assets and liabilities:
Increase in accounts and note receivable, net	(3,057)	(5,308)
Increase in prepaid, deferred costs, and other current assets	(7,644)	(8,131)
Increase in inventory	(3,789)	(2,510)
Decrease in other assets	2,221	3,460
Increase (decrease) in accounts payable	78	(16,322)
Decrease in accrued liabilities	(12,111)	(2,623)
Increase (decrease) in other liabilities	1,606	(1,132)
Net cash provided by operating activities	86,586	56,871

Cash flows from investing activities:
Additions to property and equipment	(56,418)	(41,753)
Acquisitions, net of cash acquired	(23,956)	(8,805)
Proceeds from disposal of assets	7,610	—
Net cash used in investing activities	(72,764)	(50,558)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	180,500	—
Repayments of borrowings under revolving credit facility and other long-term debt	(199,500)	(22,991)
Repayments of borrowings under bank overdraft facility, net	(84)	(1,534)
Debt issuance, modification and redemption costs	—	(2,676)
Payment of contingent consideration	—	(518)
Proceeds from exercises of stock options	581	141
Excess tax benefit from stock-based compensation expense	841	1,998
Repurchase of capital stock	(4,027)	(6,145)
Net cash used in financing activities	(21,689)	(31,725)

Effect of exchange rate changes on cash	781	(163)
Net decrease in cash and cash equivalents	(7,086)	(25,575)

Cash and cash equivalents as of beginning of period	31,875	86,939
Cash and cash equivalents as of end of period	$24,789	$61,364

Supplemental disclosure of cash flow information:
Cash paid for interest, including interest on capital leases	$9,627	$11,645
Cash paid for income taxes	$18,214	$18,114

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly and majority-owned subsidiaries (collectively, the "Company") provides convenient automated consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of June 30, 2015, the Company provided services to approximately 113,500 devices across its portfolio, which included approximately 92,600 devices located in all 50 states of the United States ("U.S.") as well as in the U.S. territory of Puerto Rico, approximately 15,500 devices throughout the United Kingdom ("U.K."), approximately 1,000 devices throughout Germany and Poland, approximately 3,000 devices throughout Canada, and approximately 1,400 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers. The total count of 113,500 devices also includes approximately 35,300 devices for which the Company provides various forms of managed services solutions, which may include transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including BBVA Compass Bancshares, Inc., Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc., Santander Bank, N.A., and PNC Bank, N.A. in the U.S. and The Bank of Nova Scotia (“Scotiabank”) in Canada and Puerto Rico. In Mexico, the Company partners with Bansí, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a noncontrolling interest owner in Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), as well as with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on the Company’s ATMs in exchange for certain services provided by them. As of June 30, 2015,  approximately 22,000 of the Company’s ATMs were under contract with 425 financial institutions to place their logos on the Company’s ATMs and to provide convenient surcharge-free access for their banking customers.

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

The financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited. The Consolidated Balance Sheet as of December 31, 2014 was derived from the audited balance sheet filed in the 2014 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (51.0%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, thus this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

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

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$16,214	$16,266	$31,596	$31,855
Amortization of intangible assets	9,495	8,465	18,992	16,682
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$25,709	$24,731	$50,588	$48,537

(2) Acquisitions

On February 6, 2014, the Company acquired the majority of the assets of Automated Financial, LLC (“Automated Financial”), an Arizona-based provider of ATM services to approximately 2,100 ATMs consisting primarily of merchant-owned ATMs. The Company completed its purchase accounting for Automated Financial in February 2015, which did not result in any significant adjustments.

On October 6, 2014, the Company completed the acquisition of Welch ATM (“Welch”), an Illinois-based provider of ATM services to approximately 26,000 ATMs. The total purchase consideration was approximately $159.4 million, which included cash of $154.0 million and deferred purchase consideration of $5.4 million. As a result of the acquisition, the Company added over 7,350 Company-owned ATMs across 47 states, with the majority of the machines located in high-traffic convenience store locations. In addition, many of the Welch ATMs are under contract with financial institutions to carry their brand and logo on the ATM, which has further enhanced the Company's surcharge-free product offerings.

The total purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values at the date of acquisition. The preliminary fair values of the intangible assets acquired included customer relationships valued at $52.5 million, estimated utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The preliminary fair values of the tangible assets acquired included property, plant, and equipment valued at $11.3 million, estimated utilizing the market and cost approaches. The preliminary purchase price allocation resulted in goodwill of approximately $103.7 million, all of which has been assigned to the Company's North America reporting segment.  The recognized goodwill is primarily attributable to expected synergies.  All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes.

The Company has not made any significant adjustments during the six months ended June 30, 2015 related to Welch, and now expects to complete the purchase accounting during the third quarter of 2015 as it completes its final review of the valuations of the various components involved in the transaction.

On November 3, 2014, the Company completed the acquisition of Sunwin Services Group (“Sunwin”) in the U.K., a subsidiary of the Co-operative Group (“Co-op”), for aggregate cash consideration of approximately £41.5 million or approximately $66.4 million. Sunwin’s primary business is providing secure cash logistics and ATM maintenance services to ATMs and other services to retail locations. The Company also acquired approximately 2,000 ATMs from Co-op Bank and secured an exclusive ATM operating agreement to operate ATMs at Co-op Food locations. The Company has accounted for these transactions as if they were all related due to the timing of the transactions being completed and the dependency of the transactions on each other.  The Company completed the purchase accounting for Sunwin in June 2015 recognizing immaterial final adjustments to the opening balance sheet and the settlement of the final working capital adjustments.

On July 1, 2015, the Company completed its acquisition of Columbus Data Services, L.L.C. (“CDS”) for a total purchase price of approximately $80.0 million, subject to customary closing adjustments.  CDS is an independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions. CDS will operate as a separate division of the Company and will continue to be led by the pre-acquisition CDS management team.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(In thousands)
Cost of ATM operating revenues	$204	$353	$538	$567
Selling, general, and administrative expenses	4,745	3,346	8,612	6,350
Total stock-based compensation expense	$4,949	$3,699	$9,150	$6,917

The increase in stock-based compensation expense was due to additional expense recognition from the additional grants made during the periods. All grants during the periods above were made under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan").

Restricted Stock Awards.  The number of the Company's outstanding Restricted Stock Awards (“RSAs”) as of June 30, 2015, and changes during the six months ended June 30, 2015, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2015	83,028	$27.06
Vested	(14,234)	$27.42
Forfeited	(3,500)	$28.69
RSAs outstanding as of June 30, 2015	65,294	$26.90

As of June 30, 2015, the unrecognized compensation expense associated with all outstanding RSAs was approximately $1.0 million, which will be recognized on a straight-line basis over a remaining weighted-average vesting period of approximately 1.5 years.

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

The number of the Company's non-vested RSUs as of June 30, 2015, and changes during the six months ended June 30, 2015, are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2015	786,797	$29.17
Granted	536,356	$38.55
Vested	(384,265)	$26.57
Forfeited	(20,729)	$35.58
Non-vested RSUs as of June 30, 2015	918,159	$35.59

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2015 but not yet earned are not included.  Time-RSUs are included as granted.

As of June 30, 2015, the unrecognized compensation expense associated with earned RSUs was approximately $16.2 million,  which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted-average vesting period of approximately 2.3 years.

Options.  The number of the Company's outstanding stock options as of  June 30, 2015, and changes during the six months ended June 30, 2015, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2015	183,367	$10.33
Exercised	(56,617)	$10.27
Options outstanding as of June 30, 2015	126,750	$10.37

Options vested and exercisable as of June 30, 2015	126,750	$10.37

As of June 30, 2015, the Company had no unrecognized compensation expense associated with outstanding options.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and six months ended June 30, 2015 and 2014 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods.  The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s convertible notes were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its convertible notes was also excluded, as the effect is anti-dilutive.

Additionally, the shares of restricted stock issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and six months ended June 30, 2015 and 2014 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$14,997			$13,989
Less: Undistributed earnings allocated to unvested RSAs	(23)			(49)
Net income available to common stockholders	$14,974	44,807,829	$0.33	$13,940	44,324,747	$0.31
Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$23			$49
Stock options added to the denominator under the treasury stock method		64,511			125,207
RSUs added to the denominator under the treasury stock method		447,023			381,024
Less: Undistributed earnings reallocated to RSAs	(23)			(49)
Net income available to common stockholders and assumed conversions	$14,974	45,319,363	$0.33	$13,940	44,830,978	$0.31

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$30,230			$23,554
Less: Undistributed earnings allocated to unvested RSAs	(50)			(102)
Net income available to common stockholders	$30,180	44,737,413	$0.67	$23,452	44,270,363	$0.53
Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$50			$102
Stock options added to the denominator under the treasury stock method		71,750			130,562
RSUs added to the denominator under the treasury stock method		471,425			399,373
Less: Undistributed earnings reallocated to RSAs	(49)			(100)
Net income available to common stockholders and assumed conversions	$30,181	45,280,588	$0.67	$23,454	44,800,298	$0.52

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock issued by the Company under RSAs of 33,694 and 33,911 shares for the three and six months ended June 30, 2015 and 61,031 and 80,298 for the three and six months ended June 30, 2014 respectively,  because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net for the three and six months ended June 30, 2015:

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of April 1, 2015	$(45,625)	$(53,452)	(1)	$(99,077)
Other comprehensive income (loss) before reclassification	21,673	(620)	(2)	21,053
Amounts reclassified from accumulated other comprehensive loss, net	—	8,618	(2)	8,618
Net current period other comprehensive income	21,673	7,998		29,671
Total accumulated other comprehensive loss, net as of June 30, 2015	$(23,952)	$(45,454)	(1)	$(69,406)

____________

(1)	Net of deferred income tax benefit of $4,993 and $9,994 as of June 30, 2015 and April 1, 2015, respectively.
(2)

Net of deferred income tax (benefit) expense of $(394) and $5,475 for Other Comprehensive Income (Loss) before reclassification and amounts reclassified from Accumulated other comprehensive loss, net, respectively. See Note 11, Derivative Financial Instruments.

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2015	$(34,709)	$(48,298)	(1)	$(83,007)
Other comprehensive income (loss) before reclassification	10,757	(14,345)	(2)	(3,588)
Amounts reclassified from accumulated other comprehensive loss, net	—	17,189	(2)	17,189
Net current period other comprehensive income	10,757	2,844		13,601
Total accumulated other comprehensive loss, net as of June 30, 2015	$(23,952)	$(45,454)	(1)	$(69,406)

____________

(1)	Net of deferred income tax benefit of $4,993 and $6,701 as of June 30, 2015 and January 1, 2015, respectively.
(2)

Net of deferred income tax (benefit) expense of $(9,019) and $10,807 for Other Comprehensive Income (Loss) before reclassification and amounts reclassified from Accumulated other comprehensive loss, net, respectively. See Note 11, Derivative Financial Instruments.

The Company records unrealized gains and losses related to its interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net, line item within Stockholders' equity in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net, are recognized in the Cost of ATM operating revenues line item on the accompanying Consolidated Statements of Operations.

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company's book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as well as the changes in the net carrying amounts for the six months ended June 30, 2015, by segment:

	Goodwill
	North America (1)	Europe (2)	Total
	(In thousands)
Balance as of January 1, 2015:
Gross balance	$398,977	$162,989	$561,966
Accumulated impairment loss	—	(50,003)	(50,003)
	$398,977	$112,986	$511,963

Purchase price adjustments	1,160	5,600	6,760
Foreign currency translation adjustments	(170)	1,087	917

Balance as of June 30, 2015:
Gross balance	$399,967	$169,676	$569,643
Accumulated impairment loss	—	(50,003)	(50,003)
	$399,967	$119,673	$519,640

___________

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada and Mexico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Germany and Poland.

	Trade Name: indefinite-lived
	North America	Europe	Total
	(In thousands)
Balance as of January 1, 2015	$728	$—	$728
Foreign currency translation adjustments	6	—	6
Balance as of June 30, 2015	$734	$—	$734

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	June 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$337,248	$(203,607)	$133,641	$338,830	$(186,185)	$152,645
Deferred financing costs	16,187	(6,899)	9,288	16,127	(5,851)	10,276
Non-compete agreements	4,538	(3,766)	772	4,568	(3,374)	1,194
Technology	2,802	(2,680)	122	2,803	(2,025)	778
Trade name: definite-lived	13,393	(2,548)	10,845	13,702	(1,783)	11,919
Total	$374,168	$(219,500)	$154,668	$376,030	$(199,218)	$176,812

(7) Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Accrued merchant fees	$44,040	$39,473
Accrued merchant settlement	13,466	9,869
Accrued taxes	14,228	14,623
Accrued maintenance	10,710	8,945
Accrued purchases	10,165	10,001
Accrued compensation	9,707	18,050
Accrued cash management fees	9,442	8,235
Accrued interest	6,097	6,128
Accrued armored	4,472	4,876
Accrued interest on interest rate swaps	2,838	3,001
Accrued telecommunications costs	2,312	2,613
Accrued processing costs	1,319	1,957
Deferred acquisition purchase price (1)	—	20,580
Other accrued expenses	23,033	31,615
Total	$151,829	$179,966

____________

(1)	This category represents purchase price consideration on the Sunwin acquisition that was paid during the first six months of 2015.

(8) Long-Term Debt

The Company's long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Revolving credit facility, including swing-line credit facility (weighted-average combined interest rate of 2.1% and 2.2% as of June 30, 2015 and December 31, 2014, respectively)	$119,141	$137,292
5.125% Senior notes due August 2022	250,000	250,000
1.00% Convertible senior notes due December 2020, net of discount	229,907	225,370
Other	—	35
Total	599,048	612,697
Less: current portion	—	35
Total long-term debt, excluding current portion	$599,048	$612,662

Revolving Credit Facility

On May 26, 2015, the Company entered into a second amendment (the “Second Amendment”) to its amended and restated credit agreement (the “Credit Agreement”).  The Credit Agreement provides for a $375.0 million revolving credit facility and includes an accordion feature that will allow the Company to increase the available borrowings under the revolving credit facility to $500.0 million, subject to the approval of one or more existing lenders or one or more lenders that become party to the Credit Agreement.  Under the Second Amendment, a new $75.0 million tranche (the “European Commitments”) was created under which Cardtronics Europe Limited, a subsidiary of the Company can borrow directly from the existing lenders in different currencies. The Second Amendment provides for sub-limits under the European Commitments of $15.0 million for swingline loans and $15.0 million for letters of credit.  In addition, the Second Amendment reduces the commitments of the lending parties to make loans to the Company (the “U.S. Commitments”) from $375.0 million to $300.0 million and reduced the alternative currency sub-limit to $75.0 million, from $125.0 million under the Credit Agreement. The credit sub-limit and the swingline sub-limit under the U.S. Commitments remain at $30.0 million and $25.0 million, respectively, under the Second Amendment.

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at the Company’s option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement).  The margin for Alternative Base Rate loans varies between 0% to 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% to 2.25%. Swingline loans bear interest at the Alternate Base Rate plus a margin as described above. The alternative currency loans bear interest at the Adjusted LIBO Rate for the relevant currency as described above.  Substantially all of the Company’s domestic assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of the Company’s first-tier foreign subsidiaries, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The European Commitments are also secured by the assets of our foreign subsidiaries, which do not guarantee the obligations of the Company’s domestic subsidiaries.  There are currently no restrictions on the ability of the Company’s subsidiaries to declare and pay dividends to the Company.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require the Company to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00; (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00; and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no more than 1.50 to 1.0. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, the Company may generally make restricted payments so long as no event of default exists at the time of such payment and the total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of June 30, 2015, the Company was in compliance with all applicable covenants and ratios under the Credit Agreement.

As of June 30, 2015, the Company’s available borrowing capacity under the revolving credit facility totaled approximately $255.8 million, of which $119.1 million was outstanding.

$250.0 Million 5.125% Senior Notes Due 2022

 On July 28, 2014, in a private placement offering, the Company issued $250.0 million in aggregate principal amount of 5.125% senior notes due 2022 (the “2022 Notes”) pursuant to an indenture dated July 28, 2014 (the “Indenture”) among the Company, its subsidiary guarantors (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee.  Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, and commenced on February 1, 2015.  Pursuant to a registration rights agreement, on June 5, 2015, the Company and the Guarantors filed a registration statement with the SEC to allow the holders of the 2022 Notes to exchange such notes for registered notes that have substantially identical terms to the 2022 Notes.  This exchange offer commenced June 17, 2015, and resulted in all 2022 Notes being exchanged for registered notes.

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

The 2022 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by wholly owned domestic subsidiaries. The guarantees of the 2022 Notes by any Guarantor are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the Guarantor; (ii) the disposition of sufficient capital stock of the Guarantor so that it no longer qualifies under the Indenture as a restricted subsidiary of the Company; (iii) the designation of the Guarantor as unrestricted in accordance with the Indenture; (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the Indenture; (v) the liquidation or dissolution of the Guarantor; or (vi) provided the Guarantor is not wholly owned by the Company, its ceasing to guarantee other debt of the Company or another Guarantor. A Guarantor may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than the Company or another Guarantor), unless no default under the Indenture exists and either the successor to the Guarantor assumes its guarantee of the 2022 Notes or the disposition, consolidation or merger complies with the “Asset Sales” covenant in the Indenture.

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

As of June 30, 2015, none of the contingent conversion thresholds described above were met in order for the Convertible Notes to be convertible at the option of the note holders. As a result, the Convertible Notes have been classified as a noncurrent liability on the Company’s Consolidated Balance Sheets at June 30, 2015. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

Interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash interest per contractual coupon rate	$719	$719
Amortization of note discount	2,283	2,167
Amortization of deferred financing costs	138	129
Total interest expense related to Convertible Notes	$3,140	$3,015

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash interest per contractual coupon rate	$1,438	$1,438
Amortization of note discount	4,537	4,315
Amortization of deferred financing costs	272	254
Total interest expense related to Convertible Notes	$6,247	$6,007

The carrying value of the Convertible Notes consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Principal balance	$287,500	$287,500
Discount, net of accumulated amortization	(57,593)	(62,130)
Net carrying amount of Convertible Notes	$229,907	$225,370

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

The following table is a summary of the changes in the Company's asset retirement obligation liability for the six months ended June 30, 2015 (in thousands):

Asset retirement obligation as of January 1, 2015	$55,136
Additional obligations	3,991
Accretion expense	1,102
Change in estimates	(997)
Payments	(1,716)
Foreign currency translation adjustments	213
Total Asset retirement obligation as of June 30, 2015	57,729
Less: current portion	3,107
Asset retirement obligation, excluding current portion	$54,622

See Note 12, Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(10) Other Liabilities

Other liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$27,996	$29,147
Obligations associated with acquired unfavorable contracts	299	284
Deferred revenue	1,721	1,731
Asset retirement obligations	3,107	3,097
Other	653	678
Total	$33,776	$34,937

Other Long-Term Liabilities:
Interest rate swaps	$22,374	$25,847
Obligations associated with acquired unfavorable contracts	974	2,271
Deferred revenue	1,351	935
Other	7,562	8,663
Total	$32,261	$37,716

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

 During the six months ended June 30, 2015, the Company added new forward-starting interest rate swaps in the aggregate notional amount of $600.0 million that begin in 2019 and terminate in 2020 to extend the hedging program related to interest rate exposure on vault cash. The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,300	2.84%	July 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018
$600	2.42%	January 1, 2019 – December 31, 2019
$600	2.42%	January 1, 2020 – December 31, 2020

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

The Company has designated all of its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations.  Accordingly, changes in the fair values of the related interest rate swap contracts (net of tax) have been reported in the Accumulated other comprehensive loss, net line item within stockholders’ equity in the accompanying Consolidated Balance Sheets.

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

Balance Sheet Data

	June 30, 2015		December 31, 2014
Liability Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$27,996	Current portion of other long-term liabilities	$29,147
Interest rate swap contracts	Other long-term liabilities	22,374	Other long-term liabilities	25,847
Total Derivatives		$50,370		$54,994

Statements of Operations Data

	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
	(In thousands)			(In thousands)
Interest rate swap contracts	$(620)	$(10,420)	Cost of ATM operating revenues	$(8,618)	$(8,854)

	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
	(In thousands)			(In thousands)
Interest rate swap contracts	$(14,345)	$(17,972)	Cost of ATM operating revenues	$(17,189)	$(17,592)

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

As of June 30, 2015, the Company expected to reclassify $28.0 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 12, Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(12) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2015 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets.  Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.  An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$50,370	$—	$50,370	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$54,994	$—	$54,994	$—

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $50.4 million as of June 30, 2015. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 11, Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

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

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a nonrecurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value.  Amounts added to the asset retirement obligation liability during the six months ended June 30, 2015 and 2014 totaled $4.0 million and $3.1 million, respectively.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates.  As of June 30, 2015, the fair value of the Company's 2022 Notes and the Convertible Notes (see Note 8, Long-Term Debt)  totaled $247.3 million and $283.9 million, respectively, based on the quoted prices in markets that are not active (Level 2 input) for these notes as of that date.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $57.7 million accrued for these liabilities as of June 30, 2015. For additional information, see Note 9, Asset Retirement Obligations.

(14) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except for percentages)		(In thousands, except for percentages)
Income tax expense	$8,744	$8,015	$17,208	$13,788
Effective tax rate	37.2%	37.4%	36.8%	37.6%

The decrease in the effective tax rate for the quarter ended June 30, 2015, when compared to the same period in 2014, was attributable to the change in the mix of earnings across jurisdictions.

The Company assesses deferred tax asset valuation allowances at the end of each reporting period.  The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence.  Based on the assessment at June 30, 2015 and the weight of all available evidence, the Company concluded that  maintaining the deferred tax asset valuation allowance for certain of its entities in the U.K., Mexico and Poland was appropriate, as the Company currently believes that it is more likely than not that these tax assets will not be realized.  However, with increased recent profitability and increasing visibility into continued projected profitability in the U.K., the Company believes it is possible that the valuation allowance associated with certain U.K. entities could be reduced or removed in future periods.

The deferred taxes associated with the Company’s unrealized gains and losses on derivative instruments have been reflected within the Accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of June 30, 2015, the Company's operations consisted of its North America and Europe segments.  The Company's operations in the U.S., Canada, Mexico and Puerto Rico are included in its North America segment.  The Company’s operations in the U.K., Germany, and Poland are included in its Europe segment.  In 2015, the Company reorganized and created a North America Business Group under common management. During the three months ended March 31, 2015, the Company revised its operating segments to merge the Company’s U.S. and Other International segments into a single North America segment.  Previously, the Other International segment was comprised of the Company’s operations in Mexico and Canada.  While both of the reporting segments provide similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies.  Segment information presented for prior periods was restated to reflect this change in operating segments.

Management uses Adjusted EBITDA and Adjusted EBITA along with U.S. GAAP-based measures, to assess the operating results and effectiveness of its segments.  Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate operating performance and compare its results of operations from period to period without regard to financing method or capital structure.  Additionally, Adjusted EBITDA and Adjusted EBITA do not reflect acquisition-related costs and the Company's obligations for the payment of income taxes, loss on disposal of assets, interest expense, certain other non-operating and nonrecurring items or other obligations such as capital expenditures.  Additionally, adjusted EBITDA excludes depreciation and accretion expense.

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

Below is a reconciliation of Adjusted EBITDA and Adjusted EBITA to net income attributable to controlling interests:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Adjusted EBITA	$52,301	$45,619	$99,697	$84,497
Add back:
Depreciation and accretion expense (2)	21,699	19,234	41,754	37,236
Adjusted EBITDA	$74,000	$64,853	$141,451	$121,733
Less:
Loss (gain) on disposal of assets	247	316	(286)	584
Other expense (income)	755	(5,261)	1,815	(5,230)
Noncontrolling interests (1)	(286)	(391)	(711)	(764)
Stock-based compensation expense (2)	5,015	3,692	9,211	6,903
Acquisition-related expenses	5,560	7,642	7,918	10,729
EBITDA	$62,709	$58,855	$123,504	$109,511
Less:
Interest expense, net, including amortization of deferred financing costs and note discount, and redemption cost for early extinguishment of debt	7,570	8,789	15,059	17,544
Income tax expense	8,744	8,015	17,208	13,788
Depreciation and accretion expense	21,903	19,597	42,015	37,943
Amortization of intangible assets	9,495	8,465	18,992	16,682
Net income attributable to controlling interests and available to common stockholders	$14,997	$13,989	$30,230	$23,554

____________

(1)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company's 51% ownership interest in the Adjusted EBITDA of its Mexico subsidiary.
(2)	Amounts exclude 49% of the expenses incurred by Cardtronics Mexico as such amounts are allocable to the noncontrolling interest stockholders.

The following tables reflect certain financial information for each of the Company's reporting segments for the three and six months ended June 30, 2015 and 2014

:

	Three Months Ended June 30, 2015
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$205,572	$98,174	$—	$303,746
Intersegment revenues	2,422	—	(2,422)	—
Cost of revenues	133,006	69,958	(2,422)	200,542
Selling, general, and administrative expenses	26,320	7,870	—	34,190
Acquisition-related expenses	2,566	2,994	—	5,560
Loss on disposal of assets	230	17	—	247

Adjusted EBITDA	53,658	20,342	—	74,000

Depreciation and accretion expense	13,035	8,868	—	21,903
Adjusted EBITA	40,827	11,474	—	52,301

Amortization of intangible assets	7,256	2,239	—	9,495
Interest expense, net, including amortization of deferred financing costs and note discount	6,697	873	—	7,570
Income tax expense	4,846	3,898	—	8,744

Capital expenditures (1)	$18,280	$6,460	$—	$24,740

	Three Months Ended June 30, 2014
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$190,272	$69,757	$—	$260,029
Intersegment revenues	1,183	—	(1,183)	—
Cost of revenues	123,545	48,772	(1,183)	171,134
Selling, general, and administrative expenses	23,331	4,595	—	27,926
Acquisition-related expenses	641	7,001	—	7,642
Loss on disposal of assets	303	13	—	316

Adjusted EBITDA	48,485	16,368	—	64,853

Depreciation and accretion expense	11,853	7,744	—	19,597
Adjusted EBITA	36,994	8,625	—	45,619

Amortization of intangible assets	5,974	2,491	—	8,465
Interest expense, net, including amortization of deferred financing costs	7,583	507	—	8,090
Redemption costs for early extinguishment of debt	699	—	—	699
Income tax expense (benefit)	8,525	(510)	—	8,015

Capital expenditures (1)	$14,799	$10,242	$—	$25,041

	Six Months Ended June 30, 2015
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$402,647	$183,000	$—	$585,647
Intersegment revenues	4,265	—	(4,265)	—
Cost of revenues	261,238	131,369	(4,265)	388,342
Selling, general, and administrative expenses	50,190	14,880	—	65,070
Acquisition-related expenses	3,194	4,724	—	7,918
Loss (gain) on disposal of assets	1,282	(1,568)	—	(286)

Adjusted EBITDA	104,689	36,762	—	141,451

Depreciation and accretion expense	25,150	16,865	—	42,015
Adjusted EBITA	79,800	19,897	—	99,697

Amortization of intangible assets	14,502	4,490	—	18,992
Interest expense, net, including amortization of deferred financing costs and note discount	13,751	1,308	—	15,059
Income tax expense	15,612	1,596	—	17,208

Capital expenditures (1)	$31,378	$25,040	$—	$56,418

	Six Months Ended June 30, 2014
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$372,363	$132,738	$—	$505,101
Intersegment revenues	2,784	—	(2,784)	—
Cost of revenues	244,286	96,201	(2,784)	337,703
Selling, general, and administrative expenses	43,771	8,682	—	52,453
Acquisition-related expenses	810	9,919	—	10,729
Loss on disposal of assets	571	13	—	584

Adjusted EBITDA	93,889	27,844	—	121,733

Depreciation and accretion expense	23,674	14,269	—	37,943
Adjusted EBITA	70,920	13,577	—	84,497

Amortization of intangible assets	11,724	4,958	—	16,682
Interest expense, net, including amortization of deferred financing costs	15,206	985	—	16,191
Redemption costs for early extinguishment of debt	1,353	—	—	1,353
Income tax expense (benefit)	14,329	(541)	—	13,788

Capital expenditures (1)	$22,906	$18,847	$—	$41,753

____________

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the North America segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	June 30, 2015	December 31, 2014
	(In thousands)
North America	$1,035,418	$1,028,047
Europe	427,319	398,602
Eliminations	(202,493)	(170,859)
Total	$1,260,244	$1,255,790

(16) Supplemental Guarantor Financial Information

The 2022 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by wholly owned domestic subsidiaries. The guarantees of the 2022 Notes by any Guarantor are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the Guarantor; (ii) the disposition of sufficient capital stock of the Guarantor so that it  no longer qualifies under the Indenture as a restricted subsidiary of the Company; (iii) the designation of the Guarantor as unrestricted in accordance with the Indenture; (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the Indenture; (v) the liquidation or dissolution of the Guarantor; or (vi) provided the Guarantor is not wholly owned by the Company, its ceasing to guarantee other debt of the Company or another Guarantor. A Guarantor may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than the Company or another Guarantor), unless no default under the Indenture exists and either the successor to the Guarantor assumes its guarantee of the 2022 Notes or the disposition, consolidation or merger complies with the "Asset Sales" covenant in the Indenture.

The following information sets forth the condensed consolidating statements of operations and cash flows for the three and six months ended June 30, 2015 and 2014 and the condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014 of 1) Cardtronics, Inc., the parent company and issuer of the 2022 Notes ("Parent"); (2) the Guarantors; and (3) the Non-Guarantors:

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$198,373	$107,795	$(2,422)	$303,746
Operating costs and expenses	5,010	168,027	101,322	(2,422)	271,937
Operating (loss) income	(5,010)	30,346	6,473	—	31,809
Interest expense, net, including amortization of deferred financing costs and note discount	5,081	1,578	911	—	7,570
Equity in (earnings) losses of subsidiaries	(21,207)	(4,026)	—	25,233	—
Other expense (income), net	4,070	(798)	(2,517)	—	755
Income before income taxes	7,046	33,592	8,079	(25,233)	23,484
Income tax (benefit) expense	(7,695)	12,666	3,773	—	8,744
Net income	14,741	20,926	4,306	(25,233)	14,740
Net loss attributable to noncontrolling interests	—	—	—	(257)	(257)
Net income attributable to controlling interests and available to common stockholders	14,741	20,926	4,306	(24,976)	14,997
Other comprehensive (loss) income attributable to controlling interests	(8,856)	16,388	22,093	—	29,625
Comprehensive income attributable to controlling interests	$5,885	$37,314	$26,399	$(24,976)	$44,622

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$180,916	$80,296	$(1,183)	$260,029
Operating costs and expenses	3,685	150,669	81,909	(1,183)	235,080
Operating (loss) income	(3,685)	30,247	(1,613)	—	24,949
Interest expense, net, including amortization of deferred financing costs and note discount	5,445	2,069	576	—	8,090
Redemption costs for early extinguishment of debt	699	—	—	—	699
Equity in (earnings) losses of subsidiaries	(31,820)	(1,014)	—	32,834	—
Other expense (income), net	1,690	(4,988)	(1,935)	(28)	(5,261)
Income (loss) before income taxes	20,301	34,180	(254)	(32,806)	21,421
Income tax expense (benefit)	6,923	1,601	(509)	—	8,015
Net income	13,378	32,579	255	(32,806)	13,406
Net loss attributable to noncontrolling interests	—	—	—	(583)	(583)
Net income attributable to controlling interests and available to common stockholders	13,378	32,579	255	(32,223)	13,989
Other comprehensive income (loss) attributable to controlling interests	1,396	(2,469)	2,936	3	1,866
Comprehensive income attributable to controlling interests	$14,774	$30,110	$3,191	$(32,220)	$15,855

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$387,330	$202,582	$(4,265)	$585,647
Operating costs and expenses	9,200	326,627	190,489	(4,265)	522,051
Operating (loss) income	(9,200)	60,703	12,093	—	63,596
Interest expense, net, including amortization of deferred financing costs and note discount	10,352	3,392	1,315	—	15,059
Equity in (earnings) losses of subsidiaries	(39,777)	(6,858)	—	46,635	—
Other expense (income), net	855	(1,631)	2,590	1	1,815
Income before income taxes	19,370	65,800	8,188	(46,636)	46,722
Income tax (benefit) expense	(12,350)	27,815	1,743	—	17,208
Net income	31,720	37,985	6,445	(46,636)	29,514
Net loss attributable to noncontrolling interests	—	—	—	(716)	(716)
Net income attributable to controlling interests and available to common stockholders	31,720	37,985	6,445	(45,920)	30,230
Other comprehensive (loss) income attributable to controlling interests	(7,097)	8,459	11,256	874	13,492
Comprehensive income attributable to controlling interests	$24,623	$46,444	$17,701	$(45,046)	$43,722

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$354,936	$152,949	$(2,784)	$505,101
Operating costs and expenses	6,974	296,775	155,129	(2,784)	456,094
Operating (loss) income	(6,974)	58,161	(2,180)	—	49,007
Interest expense, net, including amortization of deferred financing costs	8,893	6,179	1,119	—	16,191
Redemption costs for early extinguishment of debt	1,353	—	—	—	1,353
Equity in (earnings) losses of subsidiaries	(53,750)	(1,329)	—	55,079	—
Other expense (income), net	2,342	(4,763)	(2,404)	(405)	(5,230)
Income (loss) before income taxes	34,188	58,074	(895)	(54,674)	36,693
Income tax expense (benefit)	11,700	2,629	(541)	—	13,788
Net income (loss)	22,488	55,445	(354)	(54,674)	22,905
Net loss attributable to noncontrolling interests	—	—	—	(649)	(649)
Net income (loss) attributable to controlling interests and available to common stockholders	22,488	55,445	(354)	(54,025)	23,554
Other comprehensive income (loss) attributable to controlling interests	397	(227)	3,619	15	3,804
Comprehensive income attributable to controlling interests	$22,885	$55,218	$3,265	$(54,010)	$27,358

Condensed Consolidating Balance Sheets

Con

	As of June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$1	$2,350	$22,438	$—	$24,789
Accounts and notes receivable, net	—	42,272	41,334	—	83,606
Current portion of deferred tax asset, net	—	17,996	4,137	—	22,133
Other current assets	890	26,242	42,104	—	69,236
Total current assets	891	88,860	110,013	—	199,764
Property and equipment, net	—	201,981	153,881	—	355,862
Intangible assets, net	9,224	95,381	50,797	—	155,402
Goodwill	—	397,038	122,602	—	519,640
Investments in and advances to subsidiaries	624,448	310,393	—	(934,841)	—
Intercompany receivable	310,052	151,230	216,027	(677,309)	—
Deferred tax asset, net	—	—	11,362	—	11,362
Prepaid expenses, deferred costs, and other noncurrent assets	84	4,324	13,806	—	18,214
Total assets	$944,699	$1,249,207	$678,488	$(1,612,150)	$1,260,244
Liabilities and Stockholders' Equity:
Current portion of other long-term liabilities	$—	$31,910	$1,866	$—	$33,776
Accounts payable and accrued liabilities	9,238	95,071	83,371	—	187,680
Total current liabilities	9,238	126,981	85,237	—	221,456
Long-term debt	599,048	—	—	—	599,048
Intercompany payable	—	369,896	359,836	(729,732)	—
Asset retirement obligations	—	27,889	26,733	—	54,622
Deferred tax liability, net	—	14,267	2,261	—	16,528
Other long-term liabilities	84	30,309	1,868	—	32,261
Total liabilities	608,370	569,342	475,935	(729,732)	923,915
Stockholders' equity	336,329	679,865	202,553	(882,418)	336,329
Total liabilities and stockholders' equity	$944,699	$1,249,207	$678,488	$(1,612,150)	$1,260,244

	As of December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$—	9,391	22,484	—	$31,875
Accounts and notes receivable, net	—	43,588	36,733	—	80,321
Current portion of deferred tax asset, net	16,522	2,973	4,808	—	24,303
Other current assets	5,299	23,260	32,347	—	60,906
Total current assets	21,821	79,212	96,372	—	197,405
Property and equipment, net	—	201,864	133,931	—	335,795
Intangible assets, net	10,207	109,170	58,163	—	177,540
Goodwill	835	395,878	115,250	—	511,963
Investments in and advances to subsidiaries	538,890	297,095	—	(835,985)	—
Intercompany receivable	354,266	101,737	466	(456,469)	—
Deferred tax asset, net	—	—	10,487	—	10,487
Prepaid expenses, deferred costs, and other noncurrent assets	—	4,860	17,740	—	22,600
Total assets	$926,019	$1,189,816	$432,409	$(1,292,454)	$1,255,790
Liabilities and Stockholders' Equity:
Current portion of long-term debt	$—	—	35	—	$35
Current portion of other long-term liabilities	—	33,154	1,783	—	34,937
Accounts payable and accrued liabilities	13,773	104,870	97,307	—	215,950
Total current liabilities	13,773	138,024	99,125	—	250,922
Long-term debt	612,662	—	—	—	612,662
Intercompany payable	—	375,372	133,508	(508,880)	—
Asset retirement obligations	—	27,456	24,583	—	52,039
Deferred tax liability, net	13,049	185	2,682	—	15,916
Other long-term liabilities	—	37,716	—	—	37,716
Total liabilities	639,484	578,753	259,898	(508,880)	969,255
Stockholders' equity	286,535	611,063	172,511	(783,574)	286,535
Total liabilities and stockholders' equity	$926,019	$1,189,816	$432,409	$(1,292,454)	$1,255,790

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$31,923	$20,694	$33,593	$376	$86,586
Additions to property and equipment	—	(27,735)	(28,307)	(376)	(56,418)
Investment in subsidiaries	(10,317)	(10,317)	—	20,634	—
Acquisitions, net of cash acquired	—	—	(23,956)	—	(23,956)
Proceeds from disposal of assets	—	—	7,610	—	7,610
Net cash used in investing activities	(10,317)	(38,052)	(44,653)	20,258	(72,764)
Proceeds from borrowings under revolving credit facility	180,500	—	—	—	180,500
Repayments of borrowings under revolving credit facility	(199,500)	—	—	—	(199,500)
Repayments of borrowings under bank overdraft facility, net	—	—	(84)	—	(84)
Proceeds from exercises of stock options	581	—	—	—	581
Excess tax benefit from stock-based compensation expense	841	—	—	—	841
Repurchase of capital stock	(4,027)	—	—	—	(4,027)
Issuance of capital stock	—	10,317	10,317	(20,634)	—
Net cash (used in) provided by financing activities	(21,605)	10,317	10,233	(20,634)	(21,689)
Effect of exchange rate changes on cash	—	—	781	—	781
Net increase (decrease) in cash and cash equivalents	1	(7,041)	(46)	—	(7,086)
Cash and cash equivalents as of beginning of period	—	9,391	22,484	—	31,875
Cash and cash equivalents as of end of period	$1	$2,350	$22,438	$—	$24,789

	Six Months Ended June 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$21,374	$29,136	$6,381	$(20)	$56,871
Additions to property and equipment	—	(21,484)	(20,269)	—	(41,753)
Intercompany fixed asset mark-up	—	—	(20)	20	—
Funding of intercompany notes payable	(16,951)	—	—	16,951	—
Payments received on intercompany notes payable	24,114	—	—	(24,114)	—
Acquisitions, net of cash acquired	—	(8,805)	—	—	(8,805)
Net cash provided by (used in) investing activities	7,163	(30,289)	(20,289)	(7,143)	(50,558)
Repayments of borrowings under revolving credit facility and other long-term debt	(22,261)	(4)	(726)	—	(22,991)
Repayments of borrowings under bank overdraft facility, net	—	—	(1,534)	—	(1,534)
Proceeds from intercompany notes payable	—	—	16,951	(16,951)	—
Repayments of intercompany notes payable	—	(22,422)	(1,692)	24,114	—
Debt issuance, modification, and redemption costs	(2,676)	—	—	—	(2,676)
Payment of contingent consideration	—	(202)	(316)	—	(518)
Proceeds from exercises of stock options	141	—	—	—	141
Excess tax benefit from stock-based compensation expense	1,998	—	—	—	1,998
Repurchase of capital stock	(6,145)	—	—	—	(6,145)
Net cash (used in) provided by financing activities	(28,943)	(22,628)	12,683	7,163	(31,725)
Effect of exchange rate changes on cash	—	—	(163)	—	(163)
Net decrease in cash and cash equivalents	(406)	(23,781)	(1,388)	—	(25,575)
Cash and cash equivalents as of beginning of period	412	73,379	13,148	—	86,939
Cash and cash equivalents as of end of period	$6	$49,598	$11,760	$—	$61,364

(17) Concentration Risk

     Significant Customers. 7-Eleven, Inc. (“7-Eleven”) in the U.S. represents the largest merchant customer in the Company’s portfolio, and comprised approximately 17.5% and 22.0% of the Company’s unaudited pro forma revenues for the years ended December 31, 2014 and 2013, respectively.  In July 2015, the Company received notification from 7-Eleven that 7-Eleven does not intend on renewing its ATM placement agreement with Cardtronics upon expiration. The existing agreement between Cardtronics and 7-Eleven remains in effect until mid-2017, and calls for a transition period that, at 7-Eleven’s request, could extend our contract in part for up to six months.

(18) New Accounting Pronouncements

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

ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. However, in July 2015, FASB approved the deferral of the effective date of ASU 2014-09 to interim and annual periods beginning after December 31, 2017.  Early application is not permitted.  In May 2015 the FASB issued proposed amendments to clarify and simplify accounting for licenses of intellectual property and the identification of performance obligations.  The Company is currently monitoring the amendments and evaluating the effect that the adoption of ASU 2014-09 will have on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company's results of operations, however, it will impact future balance sheet presentation and financial statement disclosures related to the Company's debt issuance costs.  The Company plans to implement this standard change effective for its fiscal year commencing on January 1, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “project,” “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future revenues and operating results are based on our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our financial outlook and the financial outlook of the ATM industry and the continued usage of cash by consumers at rates near historical patterns;
•	our ability to respond to recent and future network and regulatory changes, including forthcoming requirements surrounding Europay, MasterCard and Visa (“EMV”) security standards;
•	our ability to renew our existing customer relationships on comparable economic terms and add new customers;
•	our ability to identify, pursue and successfully integrate acquisitions;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of June 30, 2015, we were the world’s largest retail ATM owner, providing services to approximately 113,500 devices throughout the United States (“U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (“U.K.”), Germany, Poland, Canada and Mexico. In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services including bill payments, check cashing, remote deposit capture (which is deposit taking at ATMs using electronic imaging), and money transfers.  Also included in the number of devices in our network as of June 30, 2015 were approximately 35,300 ATMs to which we provided various forms of managed services solutions.  Under a managed services arrangement, retailers, financial institutions, and ATM distributers rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee or fee per service provided.

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

Strategic Outlook

Our strategy is to leverage the expertise and scale we have built in our two largest markets, the U.S. and U.K., to continue to expand in those markets as well as to drive expansion into new international markets in order to enhance our position as a leading provider of automated consumer financial services. To do so, we will continue to partner with leading financial institutions and retailers to expand our network of conveniently located ATMs and financial services kiosks.  Additionally, we will seek to deploy additional products and services that will further incentivize consumers to utilize our network of devices.  In order to execute this strategy, we endeavor to:

•

Increase our Number of Deployed Devices with Existing and New Merchant Relationships. We believe that there are opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we seek opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale positions us to successfully market to and enter into long-term contracts with additional leading merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers positions us to expand into international locations where these partners have operations.

•

Expand our Relationships with Leading Financial Institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage our product offerings to attract additional financial institutions as customers. Services currently offered to financial institutions include branding our ATMs with their logos, on-screen advertising and content management, providing image deposit capture, providing surcharge-free access to their customers, and providing managed services for their ATM portfolios. Our EFT transaction processing capabilities enable us to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services we are able to offer to financial institutions. We also plan to continue growing the number of machines and financial institutions participating in our Allpoint network, which drives higher transaction counts and profitability on our existing ATMs and increases our value to the retailers where our ATMs are located through increased foot traffic.

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

•

Increase Transaction Levels at our Existing Locations. We believe there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank branding and network branding, we have developed and are continuing to develop new initiatives to drive incremental transactions to our existing ATM locations. For example, we have developed a  data analysis technology that we refer to as SightLine to analyze transaction patterns at our ATMs, which we believe has value to retailers and financial institutions alike by enabling them to better understand their customers’ behavior. We are also developing programs to steer cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons, rewards, and other offers that tend to provide incentives for customers to visit our ATMs within our existing retail footprint. While we are in various stages of developing and implementing many of these programs, we believe that these programs, when properly structured, can serve to benefit each party (i.e. the retailer, the financial institution, and the cardholder.) These various initiatives are intended to drive increased transaction volumes, which would in turn drive increased revenues to us, and would also be beneficial to our retail and financial institution partners.

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

•

Pursue International Growth Opportunities. We have invested significant amounts of capital in our U.K., Canada and Mexico businesses, and we plan to continue to grow our business in these markets, as well as in the recently entered German and Poland markets, applying many of the aforementioned strategies. Additionally, we expect to expand our operations into selected other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market and other risks associated with international expansion.

•

Pursue Acquisition Opportunities. We have historically generated a large part of our growth through acquisitions, and expect to continue to pursue select acquisition opportunities in the future. Since 2011, we have completed several acquisitions including the acquisitions of: (1) eight domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S. by approximately 57,950 ATMs, inclusive of our acquisition of Welch ATM (“Welch”) in 2014, (2) two Canadian ATM operators for a total of approximately 1,400 ATMs, which allowed us to enter into and expand our international presence in Canada, (3) Cardpoint Limited (“Cardpoint”) in August 2013, which further expanded our U.K. ATM operations by approximately 7,100 ATMs and also allowed us to enter into the German market with approximately 800 ATMs and (4) Sunwin Services Group (“Sunwin”) in November of 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate approximately 2,000 existing high-transacting ATMs located at the Cooperative Group (“Co-op”) Food stores and the opportunity to install and operate new ATMs in up to 800 stores that do not currently have ATMs.

In addition to ATM acquisitions, we have also made strategic acquisitions including (1) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek, (2) i-design group plc (“i-design”) in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators and (3) on July 1, 2015, the Company completed its acquisition of Columbus Data Services, L.L.C (“CDS”), a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth through the strategies described above and with acquisitions. During the first half of 2015,  total revenues, on a constant currency basis, grew by 20.2%  over the prior year, reflecting approximately 16.4% growth from acquisitions and 3.8% from organic growth.

Withdrawal Transaction and Revenue Trends – North America. Many banks are reducing the number of branches they operate to reduce their operating costs, giving rise to a desire for more robust automated banking solutions, such as ATMs. Over the last several years, some of the largest banks serving the U.S. market for consumer banking services have begun to aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. As a result, in certain situations, we have faced direct competition from large U.S. banks for ATM placement opportunities. While a large ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank branding of our ATMs and participation in our surcharge-free network allow financial institutions to rapidly increase and maintain a surcharge-free ATM access for their customers at a substantially lower cost than building and maintaining their own ATM network. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operational costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

In 2014, we received notice from one of our largest branding partners, JP Morgan Chase & Co. (“Chase”), of their intention not to renew or extend a number of ATM branding contracts with us. While this action is having a moderately negative impact on 2015 results, we do not believe that it will have a long-term adverse impact on our financial results and our ability to continue offering bank branding solutions to financial institutions. We have already reached agreements with several financial institutions and are in advanced discussions with multiple other financial institutions to replace the branding on a significant number of the ATMs previously branded by Chase.

Excluding locations that were impacted by the Chase debranding activity, the remainder of our U.S. fleet produced same-store withdrawals that were down 0.8% and 0.1% during the three and six months ended June 30, 2015, respectively.  This is slightly lower than the normalized rate of growth we have seen in recent periods. A few factors, most of which we believe to be nonrecurring, adversely affected the growth rate in the quarter, including a couple of temporary system outages and temporary store remodeling closures.  Absent these events, we estimate our same-store transactions, excluding locations that were impacted by the Chase debranding activity, would have been about flat in the three and six months ended June 30, 2015.

Total same-store cash withdrawal transactions conducted on our U.S. ATMs decreased for the three and six months ended June 30, 2015 by 6.3% and 4.7%, respectively, compared to the prior year, inclusive of the locations previously branded by Chase. This growth rate was negatively impacted by a number of our ATMs having the Chase brand removed during the first quarter of 2015. This debranding activity caused a shift in consumer behavior at some of our ATMs, as ATMs that were previously free to use to Chase cardholders, now charge convenience fees to those cardholders. Chase may also charge its customers an out of network fee, making the ATM less attractive for Chase cardholders to use them.  For the remainder of 2015, we expect to see a decline in same-store withdrawal transactions as a result of the debranding activity mentioned above. Excluding ATM locations that have become debranded during the year, we expect an approximately flat withdrawal transaction growth rate on a same-store basis on our domestic ATMs.

In July 2015, we received notification from 7-Eleven, Inc. (“7-Eleven”) that 7-Eleven does not intend on renewing its ATM placement agreement with us upon expiration of the agreement in mid-2017. 7-Eleven announced that it has selected a related entity of 7-Eleven’s parent company as its next ATM provider. 7-Eleven in the U.S. represents the single largest merchant customer in the Company’s portfolio, and comprised approximately 17.5% and 22.0% of the Company’s unaudited pro forma revenues for the years ended December 31, 2014 and 2013, respectively.    The existing agreement between Cardtronics and 7-Eleven remains in effect until mid-2017.  At this time, we do not expect a significant change in our revenues and earnings through mid-2017 as a result of this notification.

Withdrawal Transaction and Revenue Trends – Europe. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging pay-to-use ATMs in the U.K., which is our largest operation in Europe, due in part to our major corporate customer contract additions that tend to operate mostly in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use machines have generally translated into higher overall revenues. Our same-store withdrawal transactions have been slightly negative (2-3%) in recent periods in the U.K.  However, in the current quarter, our overall organic revenue growth was over 10%, driven primarily by success in the U.K., as we have been able to secure several ATM operating agreements with new and existing relationships and also benefited from a higher interchange rate.  Additionally, through our significant operating scale in this market, we have been able to grow our profit margins with the additional revenues from the expanded ATM estate.

Financial Regulatory Reform in the U.K. and the European Union. In March 2013, the U.K. Treasury department (the “Treasury”) issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme.  In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. The PSR went live in April 2015 and to date there has been no significant immediate effect on Cardtronics or its operations.  We will continue to monitor and report on any further developments.

In July 2013, the European Commission put forward a new draft directive (the “draft Directive”) to regulate payment service providers operating in the European Union (“PSD2”).  Broadly, PSD2 seeks to harmonize rules for the licensing of payment institutions and introduces certain common rules affecting all payment service providers (“PSPs”) throughout the European Union. The draft Directive sets out the rights and obligations of payment service users and PSPs together with transparency and security requirements to facilitate safe, efficient payment transactions.  Whereas the current Payment Services Directive exempts independent ATM deployers, PSD2 (as currently drafted) will apply to businesses of this nature. The draft Directive is currently still in Committee stage in the European Parliament and has not yet been properly considered by the Council. New developments in the directive could possibly imply that the exemption of ATM operators will continue as per PSD1.  Further, it has been proposed that in order to maintain the provision of ATM services while ensuring clarity about withdrawal charges, it is appropriate to maintain the exemption but to require ATM operators to comply with specific transparency provisions. We anticipate that the draft Directive will not be finalized until later in 2015 and that it will take up to an additional two years for member states to transpose it into domestic law.

Europay, MasterCard, Visa (“EMV”) Standard in the U.S. The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.”  This standard has already been adopted in the U.K., Germany, Poland, Mexico and Canada, and our ATMs in those markets are in compliance.  In the U.S., MasterCard has announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) on various dates.  MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, to date, we have not experienced and do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1% of our U.S. transaction volume.  As of the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses.  To date, we have seen minimal fraud losses.  MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur starting in October 2016.  In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards.  At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however,  all of our recent ATM deployments have been with ATMs that are EMV-ready, and we plan to upgrade the majority of our U.S. fleet in advance of the October 2016 MasterCard liability shift date for domestic transactions. We have commenced our plan to make our U.S. fleet EMV-compliant, and currently estimate that the incremental potential cost to make our entire current Company-owned U.S. ATM fleet, inclusive of recent acquisitions, fully compliant with the EMV standard is approximately $40.0 million to $50.0 million, a portion of which was incurred during 2014 and the first half of 2015.  With the increased capital investments required as a result of EMV, our depreciation expense may increase in the future. Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. We may experience a higher rate of unit count attrition for our merchant-owned ATMs as a result of this standard, however, we are currently offering programs to make EMV upgrades attractive to merchants that own their own ATMs. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the U.S. EMV standard, being driven by MasterCard- and Visa-announced liability shifts, to have a major impact on our operating results.

Capital Investments. In the next twelve to eighteen months, we are expecting a somewhat higher rate of capital investment than our recent run-rate but do not expect that this temporary increased level of capital investment will continue past 2016.  These expected temporary increases in capital spending levels are being driven by the upcoming EMV requirements discussed above, coupled with many other factors including: (1) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth; (2) increased demand from merchants and financial institutions for multi-function ATMs; (3) competition for new merchant and customer contracts and renewals of existing merchant contracts; (4) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security and to continue running supported versions; and (5) other compliance related matters.  As a result of the increased capital investments being planned, we are working to optimize our existing assets, but it is possible that as a result of this activity we could incur some asset write-offs or impairments and increased depreciation expense in the near term.  However, we are expecting that the long-term revenue benefits of the investments will drive increased profitability in future periods and allow us to expand our position as the leading ATM operator of non-bank branch locations.

Acquisitions.  On July 1, 2015, the Company completed its acquisition of CDS, a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions. CDS will operate as a separate division of the Company and will continue to be led by the current management team.

Divestitures.  On July 1, 2015, the Company completed its divestiture of the retail portion of its U.K. cash-in-transit operation, with proceeds to the Company of approximately £18.5 million, or approximately $29.0 million, subject to post-closing adjustments.  The Company has not yet completed its analysis of the divestiture, however, we expect that the sale proceeds will exceed the carrying value of the assets sold.  The divestiture is not expected to have a material impact on reported revenues or profits for the remainder of 2015.

Factors Impacting Comparability Between Periods

•

Foreign Currency Exchange Rates. Our reported financial results are subject to fluctuations in exchange rates. With relatively minor fluctuations in the average rates from 2011 to 2014, our overall results have not been significantly impacted. However, during the second half of 2014, the U.S. dollar began to significantly appreciate in value relative to the currencies we transact business in our foreign operations. During the first half of 2015, our results were adversely impacted by a strengthened U.S. dollar.  We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the foreign markets in which we operated caused our reported revenues to be lower by approximately $21.5 million or 3.5% for the six months ended June 30, 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
ATM operating revenues	94.0%	96.9%	93.1%	97.0%
ATM product sales and other revenues	6.0	3.1	6.9	3.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	60.4	62.8	60.1	64.0
Cost of ATM product sales and other revenues	5.6	3.0	6.2	2.9
Total cost of revenues	66.0	65.8	66.3	66.9
Gross profit	34.0	34.2	33.7	33.1
Operating expenses:
Selling, general, and administrative expenses	11.3	10.7	11.1	10.4
Acquisition-related expenses	1.8	2.9	1.4	2.1
Depreciation and accretion expense	7.2	7.5	7.2	7.5
Amortization of intangible assets	3.1	3.3	3.2	3.3
Loss (gain) on disposal of assets	0.1	0.1	—	0.1
Total operating expenses	23.5	24.6	22.8	23.4
Income from operations	10.5	9.6	10.9	9.7
Other expense:
Interest expense, net	1.6	2.0	1.6	2.1
Amortization of deferred financing costs and note discount	0.9	1.1	1.0	1.1
Redemption costs for early extinguishment of debt	—	0.3	—	0.3
Other expense (income)	0.2	(2.0)	0.3	(1.0)
Total other expense	2.7	1.4	2.9	2.4
Income before income taxes	7.7	8.2	8.0	7.3
Income tax expense	2.9	3.1	2.9	2.7
Net income	4.9	5.2	5.0	4.5
Net loss attributable to noncontrolling interests	(0.1)	(0.2)	(0.1)	(0.1)
Net income attributable to controlling interests and available to common stockholders	4.9%	5.4%	5.2%	4.7%

_______________

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $25.7 million and $24.7 million for the three months ended June 30, 2015 and 2014, respectively, and $50.6 million and $48.5 million for the six months ended June 30, 2015 and 2014, respectively.  The inclusion of such amounts in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 8.5% and 9.5% for the three months ended June 30, 2015 and 2014, respectively, and 8.6% and 9.6% for the six months ended June 30, 2015 and 2014, respectively.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month and ATM operating gross profit margin.  The following table sets forth information regarding certain of these key measures for the periods indicated, excluding the effect of the acquisitions during the periods presented for comparative purposes.

EXCLUDING ACQUISITIONS:	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average number of transacting ATMs:
United States: Company-owned	31,004	29,806	30,554	29,656
United Kingdom	13,277	11,891	13,040	11,770
Mexico	1,433	2,206	1,610	2,167
Canada	1,784	1,690	1,690	1,660
Germany and Poland	985	874	956	865
Subtotal	48,483	46,467	47,850	46,118
United States: Merchant-owned	18,085	22,536	17,243	22,241
Average number of transacting ATMs – ATM operations	66,568	69,003	65,093	68,359

United States: Managed services - Turnkey	2,168	2,080	2,158	2,107
United States: Managed services - Processing Plus	15,169	11,816	14,324	11,565
United Kingdom: Managed services	20	21	21	21
Canada: Managed services	987	274	954	270
Average number of transacting ATMs – Managed services	18,344	14,191	17,457	13,963

Total average number of transacting ATMs	84,912	83,194	82,550	82,322

Total transactions (in thousands):
ATM operations	261,899	258,840	505,732	502,366
Managed services	22,318	18,584	43,044	36,113
Total transactions	284,217	277,424	548,776	538,479

Total cash withdrawal transactions (in thousands):
ATM operations	159,952	153,652	307,761	297,065
Managed services	15,504	12,629	29,895	24,568
Total cash withdrawal transactions	175,456	166,281	337,656	321,633

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	801	742	788	724

ATM operating revenues	$1,221	$1,185	$1,210	$1,163
Cost of ATM operating revenues (1)	791	768	783	766
ATM operating gross profit (1) (2)	$430	$417	$427	$397

ATM operating gross profit margin (1) (2)	35.2%	35.2%	35.3%	34.1%

____________

(1)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations.
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

INCLUDING ACQUISITIONS:	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average number of transacting ATMs:
United States: Company-owned	38,383	29,806	38,214	29,656
United Kingdom	15,117	11,891	14,394	11,770
Mexico	1,433	2,206	1,610	2,167
Canada	1,784	1,690	1,690	1,660
Germany and Poland	985	874	956	865
Subtotal	57,702	46,467	56,864	46,118
United States: Merchant-owned	20,202	22,536	20,648	22,241
Average number of transacting ATMs – ATM operations	77,904	69,003	77,512	68,359

United States: Managed services - Turnkey	2,168	2,080	2,158	2,107
United States: Managed services - Processing Plus	31,606	11,816	30,997	11,565
United Kingdom: Managed services	20	21	21	21
Canada: Managed services	987	274	954	270
Average number of transacting ATMs – Managed services	34,781	14,191	34,130	13,963

Total average number of transacting ATMs	112,685	83,194	111,642	82,322

Total transactions (in thousands):
ATM operations	321,424	258,840	599,652	502,366
Managed services	35,405	18,584	68,805	36,113
Total transactions	356,829	277,424	668,457	538,479

Total cash withdrawal transactions (in thousands):
ATM operations	197,238	153,652	366,708	297,065
Managed services	25,233	12,629	49,105	24,568
Total cash withdrawal transactions	222,471	166,281	415,813	321,633

Per ATM per month amounts (excludes managed services):
Cash withdrawal transactions	844	742	788	724

ATM operating revenues	$1,177	$1,185	$1,130	$1,163
Cost of ATM operating revenues (1)	758	768	731	766
ATM operating gross profit (1) (2)	$419	$417	$399	$397

ATM operating gross profit margin (1) (2)	35.6%	35.2%	35.3%	34.1%

____________

(1)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our consolidated statements of operations.
(2)

ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015		2014	% Change
	(In thousands)			(In thousands)
ATM operating revenues				$
North America	$198,429	$183,792	8.0%		$389,313	$360,949	7.9%
Europe	89,429	69,443	28.8%		160,411	132,026	21.5%
Eliminations	(2,422)	(1,183)	104.7%		(4,265)	(2,784)	53.2%
Total ATM operating revenues	285,436	252,052	13.2%		545,459	490,191	11.3%
ATM product sales and other revenues
North America	9,565	7,663	24.8%		17,599	14,198	24.0%
Europe	8,745	314	n/m %		22,589	712	n/m %
Total ATM product sales and other revenues	18,310	7,977	129.5%		40,188	14,910	169.5%
Total revenues	$303,746	$260,029	16.8%		$585,647	$505,101	15.9%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

ATM operating revenues. ATM operating revenues generated during the three months ended June 30, 2015 increased  $33.4 million, or 13.2%, from the three months ended June 30, 2014.  Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended June 30, 2014 to
	Three Months Ended June 30, 2015
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$4,410	$(2,734)	$—	$1,676
Interchange revenues	709	22,842	—	23,551
Bank branding and surcharge-free network revenues	4,754	—	—	4,754
Managed services revenues	3,290	(24)	—	3,266
Other revenues	1,474	(98)	(1,239)	137
Total increase in ATM operating revenues	$14,637	$19,986	$(1,239)	$33,384

North America.    Our North American operations, which include our operations in the U.S., Canada and Mexico, experienced a $14.6 million, or 8.0%, increase in ATM operating revenues during the three months ended June 30, 2015 when compared to the same period in 2014.  The Welch acquisition completed during the fourth quarter of 2014 accounted for the majority of the increase during the quarter.  Our Canadian operations also experienced revenue growth driven by a higher ATM count.  The growth in our Canada operation was mostly offset by a decline in Mexico.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – North America above.

Europe.  Our European operations, which include our operations in the U.K., Germany and Poland, experienced a $20.0 million, or 28.8%, increase in ATM operating revenues during the three months ended June 30, 2015 when compared to the same period in 2014.  The acquisition of a new ATM operating agreement with Co-op Food completed during the fourth quarter of 2014 accounted for the majority of the increase. Our core European business also generated organic revenue growth of just over 10% during the three months ended June 30, 2015, driven mostly by an increase in the number of units installed.  Our European results would have been higher by $10.5 million or an additional 10.8%, absent adverse foreign currency exchange rate movements from the prior year.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends –Europe above.

ATM product sales and other revenues.  ATM product sales and other revenues for the three months ended June 30, 2015 totaled $18.3 million, representing an increase of $10.3 million from the same period in 2014.  This increase was primarily attributable to higher ATM equipment sales to merchants and distributors in the U.S. and our acquisition of Sunwin by our U.K. business during the fourth quarter of 2014, which contributed approximately $6.1 million of the increase.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

ATM operating revenues. ATM operating revenues generated during the six months ended June 30, 2015 increased  $55.3 million, or 11.3%, from the six months ended June 30, 2014.  Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Six Months Ended June 30, 2014 to
	Six Months Ended June 30, 2015
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$9,750	$(5,993)	$—	$3,757
Interchange revenue	1,336	34,448	—	35,784
Bank branding and surcharge-free network revenues	9,084	—	—	9,084
Managed services revenues	6,523	(11)	—	6,512
Other revenues	1,671	(59)	(1,481)	131
Total increase in ATM operating revenues	$28,364	$28,385	$(1,481)	$55,268

North America.    Our North American operations, which include our operations in the U.S., Canada and Mexico, experienced a $28.4 million, or 7.9%, increase in ATM operating revenues during the six months ended June 30, 2015 when compared to the same period in 2014.  The Welch acquisition completed during the fourth quarter of 2014 accounted for the majority of the increase during the period.  Based on the same factors described above in the three months ended June 30, 2015, our Canadian operations experienced revenue growth partially offset by a decline in Mexico.

Europe.  Our European operations, which include our operations in the U.K., Germany and Poland, experienced a $28.4 million, or 21.5%, increase in ATM operating revenues during the six months ended June 30, 2015 when compared to the same period in 2014.  The acquisition of a new ATM operating agreement with Co-op Food completed during the fourth quarter 2014 accounted for the majority of the increase. Our core European business also generated organic revenue growth of just over 10% during the six months ended June 30, 2015, driven mostly by an increase in the number of units installed.  Our European results would have been higher by $18.9 million or an additional 10.4%, absent adverse foreign currency exchange rate movements from the prior year.

ATM product sales and other revenues.  ATM product sales and other revenues for the six months ended June 30, 2015 totaled $40.2 million, representing an increase of $25.3 million from the same period in 2014.  This increase was primarily attributable to higher ATM equipment sales to merchants and distributors in the U.S. and our acquisition of Sunwin by our U.K. business during the fourth quarter of 2014, which contributed approximately $19.2 million of the increase.

Cost of Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (1)
North America	$123,234	$116,076	6.2%	$243,940	$230,334	5.9%
Europe	62,721	48,487	29.4%	112,366	95,589	17.6%
Eliminations	(2,422)	(1,183)	104.7%	(4,265)	(2,784)	53.2%
Total cost of ATM operating revenues	183,533	163,380	12.3%	352,041	323,139	8.9%
Cost of ATM product sales and other revenues
North America	9,772	7,469	30.8%	17,298	13,952	24.0%
Europe	7,237	285	n/m %	19,003	612	n/m %
Total cost of ATM product sales and other revenues	17,009	7,754	119.4%	36,301	14,564	149.3%
Total cost of revenues (1)	$200,542	$171,134	17.2%	$388,342	$337,703	15.0%

____________

(1)	Exclusive of depreciation, accretion, and amortization of intangible assets.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the three months ended June 30, 2015 increased $20.2 million when compared to the same period in 2014.  The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Variance: Three Months Ended June 30, 2014 to
	Three Months Ended June 30, 2015
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$1,493	$6,578	$—	$8,071
Vault cash rental	876	1,051	—	1,927
Other costs of cash	1,143	(4,413)	—	(3,270)
Repairs and maintenance	414	2,594	—	3,008
Communications	731	1,306	—	2,037
Transaction processing	522	1,298	(1,196)	624
Stock-based compensation	(149)	—	—	(149)
Other expenses	2,128	5,820	(43)	7,905
Total increase in cost of ATM operating revenues	$7,158	$14,234	$(1,239)	$20,153

North America.    During the three months ended June 30, 2015, our North American operations experienced a $7.2 million, or 6.2% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2014, which was primarily driven by the Welch acquisition completed in October of 2014.

Europe.    During the three months ended June 30, 2015, our European operations experienced a $14.2 million, or 29.4% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2014.  The Co-op Food ATM acquisition and our organic revenue growth drove the majority of the increase, which was partially offset by lower operating costs from continued realization of cost improvements, particularly in the area of cost of cash, which was driven by more favorable pricing on our vault cash supply.  Changes in currency exchange rates also lowered our operating costs by $7.4 million, or an additional 9.7%, compared to the same period last year.

Cost of ATM product sales and other revenues.  The cost of ATM product sales and other revenues increased by $9.3 million during the three months ended June 30, 2015, when compared to the same period in 2014.  This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to our acquisition of Sunwin during the fourth quarter of 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets).  The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the six months ended June 30, 2015 increased $28.9 million when compared to the same period in 2014.  The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Variance: Six Months Ended June 30, 2014 to
	Six Months Ended June 30, 2015
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$2,607	$8,311	$—	$10,918
Vault cash rental	1,897	2,104	—	4,001
Other costs of cash	2,777	(8,236)	—	(5,459)
Repairs and maintenance	1,091	3,905	—	4,996
Communications	1,237	1,351	—	2,588
Transaction processing	860	1,155	(1,397)	618
Stock-based compensation	(29)	—	—	(29)
Other expenses	3,166	8,187	(84)	11,269
Total increase in cost of ATM operating revenues	$13,606	$16,777	$(1,481)	$28,902

North America.    During the six months ended June 30, 2015, our North American operations experienced a $13.6 million, or 5.9% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2014, which was primarily driven by the Welch acquisition completed in October of 2014.

Europe.    During the six months ended June 30, 2015, our European operations experienced a $16.8 million, or 17.6% increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2014.  Similar to the same factors described above in the analysis of the three months ended June 30, 2015, the Co-op Food ATM acquisition drove the majority of the increase, which was partially offset by lower operating costs from continued realization of cost improvements and changes in currency exchange rates.

Cost of ATM product sales and other revenues.  The cost of ATM product sales and other revenues increased by $21.7 million during the six months ended June 30, 2015, when compared to the same period in 2014.  This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to our acquisition of Sunwin during the fourth quarter of 2014.

Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	35.7%	35.2%	35.5%	34.1%
Inclusive of depreciation, accretion, and amortization of intangible assets	26.7%	25.4%	26.2%	24.2%
ATM product sales and other revenues gross profit margin	7.1%	2.8%	9.7%	2.3%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	34.0%	34.2%	33.7%	33.1%
Inclusive of depreciation, accretion, and amortization of intangible assets	25.5%	24.7%	25.1%	23.5%

ATM operating gross profit margin.  For the three and six months ended June 30, 2015, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization of intangible assets increased when compared to the same periods in 2014.  The increase is primarily a result of our revenue growth and continuation of cost improvements in our U.K. and U.S. operations.

ATM product sales and other revenues gross profit margin.  For the three and six months ended June 30, 2015, our gross profit margin on ATM product sales and other revenues increased primarily as a result of the Sunwin acquisition in November 2014, which generates higher gross profit margins than our U.S. equipment sales business, which comprised the majority of the result in this category during the 2014 period.

Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$29,445	$24,580	19.8%	$56,458	$46,103	22.5%
Stock-based compensation	4,745	3,346	41.8%	8,612	6,350	35.6%
Acquisition-related expenses	5,560	7,642	(27.2)%	7,918	10,729	(26.2)%
Total selling, general, and administrative expenses	$39,750	$35,568	11.8%	$72,988	$63,182	15.5%

Percentage of total revenues:
Selling, general, and administrative expenses	9.7%	9.5%		9.6%	9.1%
Stock-based compensation	1.6%	1.3%		1.5%	1.3%
Acquisition-related expenses	1.8%	2.9%		1.4%	2.1%
Total selling, general, and administrative expenses	13.1%	13.7%		12.5%	12.5%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation and acquisition-related expenses. SG&A expenses, excluding stock-based compensation and acquisition-related expenses, increased $4.9 million, or 19.8% and $10.4 million, or 22.5% for the three and six months ended June 30, 2015, respectively, when compared to the same period in 2014.  This increase was due to the following: (i) higher payroll-related costs compared to the same periods in 2014 due to increased headcount, including employees added from our acquisitions completed during 2014; (ii) increased office and facilities costs, a portion of which is attributable to our acquisitions completed during 2014; (iii) higher legal and professional expenses; and (iv) increased costs related to strengthening our information technology and product development organizations.

Stock-based compensation. Stock-based compensation increased $1.4 million, or 41.8% and $2.3 million, or 35.6% for the three and six months ended June 30, 2015, respectively, when compared to the same period in 2014.  These increases were primarily attributable to an increase in employee headcount, driven by acquisitions and overall growth in the business. For additional details on equity awards, see Item 1. Financial Information, Note 3, Stock-Based Compensation.

Acquisition-related expenses. Acquisition-related expenses decreased $2.1 million, or 27.2% and $2.8 million, or 26.2% for the three and six months ended June 30, 2015, respectively, as compared to the same period in 2014. The decrease is primarily attributable to nonrecurring integration and transition-related costs associated with our 2013 acquisitions that were incurred in early 2014, partially offset by similar costs incurred in 2015 related to 2014 and 2015 acquisitions.

Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Depreciation expense	$21,331	$18,716	14.0%	$40,913	$36,249	12.9%
Accretion expense	572	881	(35.1)%	1,102	1,694	(34.9)%
Depreciation and accretion expense	$21,903	$19,597	11.8%	$42,015	$37,943	10.7%

Percentage of total revenues:
Depreciation expense	7.0%	7.2%		7.0%	7.2%
Accretion expense	0.2%	0.3%		0.2%	0.3%
Depreciation and accretion expense	7.2%	7.5%		7.2%	7.5%

Depreciation expense. For the three and six months ended June 30, 2015, depreciation expense increased $2.6 million, or 14.0% and $4.7 million or 12.9%, respectively, when compared to the same period in 2014 primarily as a result of the businesses acquired through various acquisitions in 2014 and as a result of the deployment of additional Company-owned ATMs over the past year as a result of our organic ATM unit growth.

Accretion expense. For the three and six months ended June 30, 2015, accretion expense decreased $0.3 million, or 35.1% and $0.6 million and 34.9%, respectively, when compared to the same period in 2014.  This decrease is primarily due to a change in accounting estimate regarding our future costs associated with asset retirement obligations.  When we install ATMs we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases, restore the ATM site at certain merchant locations.  Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Amortization of intangible assets	$9,495	$8,465	12.2%	$18,992	$16,682	13.8%

Percentage of total revenues	3.1%	3.3%		3.2%	3.3%

Amortization of intangible assets relates primarily to merchant contracts and relationships recorded in connection with purchase price accounting valuations for completed acquisitions.  The increase in amortization of intangible assets of $1.0 million or 12.2% and $2.3 million or 13.8% for the three and six months ended June 30, 2015, respectively, when compared to the same period in 2014 was primarily due to the addition of intangible assets from the acquisitions completed during the fourth quarter of 2014.

Interest Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Interest expense, net	$4,753	$5,328	(10.8)%	$9,463	$10,744	(11.9)%
Amortization of deferred financing costs and note discount	2,817	2,762	2.0%	5,596	5,447	2.7%
Total interest expense, net	$7,570	$8,090	(6.4)%	$15,059	$16,191	(7.0)%

Percentage of total revenues	2.5%	3.1%		2.6%	3.2%

Interest expense, net.  Interest expense, net, decreased $0.6 million, or 10.8% and $1.3 million, or 11.9% during the three and six months ended June 30, 2015 when compared to the same period in 2014.  These decreases were primarily the result of the 2014 retirement of our 8.250% senior subordinated notes due 2018 (the “2018 Notes”) and the issuance of lower rate 5.125% senior notes due 2022 (the “2022 Notes”) during the third quarter of 2014.  For additional details, see Item 1. Financial Information, Note 8, Long-Term Debt.

Amortization of deferred financing costs and note discount.  Amortization of deferred financing costs and note discount increased $0.1 million during both the three and six months ended June 30, 2015, compared to the same period in 2014, primarily due to an increase in deferred financing costs associated with the 2022 Notes.

Redemption Cost for Early Extinguishment of Debt

    In connection with the early extinguishment of the 2018 Notes, we recorded a $0.7 million and $1.4 million pre-tax charge during the three and six months ended June 30, 2014, related to the premium paid for the redemption, which is included in the 2014 Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Income tax expense	$8,744	$8,015	9.1%	$17,208	$13,788	24.8%

Effective tax rate	37.2%	37.4%		36.8%	37.6%

The decrease in the effective tax rate for the three and six months ended June 30, 2015 when compared to the same period in 2014, was attributable to the change in the mix of earnings across jurisdictions.

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

Adjusted EBITDA excludes depreciation, accretion, and amortization expense as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes stock-based compensation, acquisition-related expenses, certain other non-operating and nonrecurring costs, loss on disposal of assets, our obligations for the payment of income taxes, interest expense or other obligations such as capital expenditures, and an adjustment for noncontrolling interest. Adjusted EBITA is defined as Adjusted EBITDA less depreciation and accretion expense. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets,  (gain) loss on disposal of assets, stock-based compensation expense, certain other expense (income) amounts, nonrecurring expenses, and acquisition-related expenses, and using an assumed tax rate of 32% for the three months ended June 30, 2015 and 2014, with certain adjustments for noncontrolling interests.  Adjusted EBITDA % is calculated by taking Adjusted EBITDA over U.S. GAAP total revenues. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by average weighted diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions.  The measure of Free Cash Flow does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt.

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

A reconciliation of EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income to Net Income Attributable to Controlling Interests, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share amounts)
Net income attributable to controlling interests and available to common stockholders	$14,997	$13,989	$30,230	$23,554
Adjustments:
Interest expense, net	4,753	5,328	9,463	10,744
Amortization of deferred financing costs and note discount	2,817	2,762	5,596	5,447
Redemption costs for early extinguishment of debt	—	699	—	1,353
Income tax expense	8,744	8,015	17,208	13,788
Depreciation and accretion expense	21,903	19,597	42,015	37,943
Amortization of intangible assets	9,495	8,465	18,992	16,682
EBITDA	$62,709	$58,855	$123,504	$109,511

Add back:
Loss (gain) on disposal of assets	247	316	(286)	584
Other expense (income)	755	(5,261)	1,815	(5,230)
Noncontrolling interests (1)	(286)	(391)	(711)	(764)
Stock-based compensation expense (2)	5,015	3,692	9,211	6,903
Acquisition-related expenses (3)	5,560	7,642	7,918	10,729
Adjusted EBITDA	$74,000	$64,853	$141,451	$121,733
Less:
Depreciation and accretion expense (2)	21,699	19,234	41,754	37,236
Adjusted EBITA	$52,301	$45,619	$99,697	$84,497
Less:
Interest expense, net (2)	4,753	5,320	9,460	10,722
Adjusted pre-tax income	47,548	40,299	90,237	73,775
Income tax expense (4)	15,216	12,895	28,876	23,607
Adjusted Net Income	$32,332	$27,404	$61,361	$50,168

Adjusted Net Income per share	$0.72	$0.62	$1.37	$1.13
Adjusted Net Income per diluted share	$0.71	$0.61	$1.36	$1.12

Weighted average shares outstanding - basic	44,807,829	44,324,747	44,737,413	44,270,363
Weighted average shares outstanding - diluted	45,319,363	44,830,978	45,280,588	44,800,298

_______________

(1)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s 51% ownership interest in the Adjusted EBITDA of Cardtronics Mexico.
(2)	Amounts exclude 49% of the expenses incurred by Cardtronics Mexico as such amounts are allocable to the noncontrolling interest stockholders.
(3)

Acquisition-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including contract termination costs, related to acquisitions.

(4)	Calculated using the Company’s estimated long-term, cross-jurisdictional effective cash tax rate of 32%. 47

Reconciliation of Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Cash provided by operating activities	$55,714	$42,352	$86,586	$56,871
Additions to property and equipment	(24,740)	(25,041)	(56,418)	(41,753)
Free cash flow	$30,974	$17,311	$30,168	$15,118

Liquidity and Capital Resources

Overview

As of June 30, 2015, we had $24.8 million in cash and cash equivalents and $599.0 million in outstanding long-term debt.

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

We believe that our cash on hand and our current revolving credit facility will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months.  We expect to fund our working capital needs from cash flows generated from our operations and borrowings under our revolving credit facility, to the extent needed.  As we expect to continue to generate positive free cash flow during 2015 and during the near term, we expect to repay the amounts outstanding under our revolving credit facility absent any acquisitions. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $86.6 million for the six months ended June 30, 2015, as compared to $56.9 million during the same period in 2014.  The increase in net cash provided by operating activities is attributable to an increase in net income, excluding the impact of non-cash items, and partially offset by an increase in net working capital.  The increase in net income and, in part, net working capital can be attributed to the acquisitions that occurred in the last quarter of 2014.

Investing Activities

Net cash used in investing activities totaled $72.8 million for the six months ended June 30, 2015, compared to $50.6 million during the same period in 2014.  The change in net cash used in investing activities is primarily related to increases in additions to property and equipment and amounts paid for acquisitions, partly offset by proceeds from the sale of assets.

Anticipated Future Capital Expenditures.  We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in Recent Events and Trends – Capital Investments.  Our capital expenditures for the remainder of 2015 are estimated to total approximately $80.0 million, supporting new business growth, along with technology and compliance upgrades to enhance our existing ATM equipment with additional functionalities.  We expect such expenditures to be funded primarily through cash generated from our operations and borrowings under our revolving credit facility.

Acquisitions.  On July 1, 2015, we completed our acquisition of CDS for a total purchase price of approximately $80.0 million, subject to certain customary closing adjustments. We continue to evaluate selected acquisition opportunities that complement our existing ATM network. We believe that significant expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise.  Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility or other financing sources that may be available to us.

Financing Activities

Net cash used in financing activities totaled $21.7 million for the six months ended June 30, 2015, compared to $31.7 million during the same period in 2014. The cash used in financing activities during the six months ended June 30, 2015 was primarily due to the repayment of borrowings under our revolving credit facility.    The cash used in financing activities during the six months ended June 30, 2014 primarily related to the repurchase of outstanding senior subordinated notes in the first six months of 2014.

Financing Facilities

As of June 30, 2015, we had approximately $599.0 million in outstanding long-term debt, which was primarily comprised of: (1) $287.5 million of the Convertible Notes of which $229.9 million was recorded on our balance sheet net of the unamortized note discount, (2) $250.0 million of the 2022 Notes, and (3) $119.1 million in borrowings under our revolving credit facility.

Revolving Credit Facility.  As of June 30, 2015, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This revolving credit facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the Credit Agreement governing the revolving credit facility) and can be increased up to $500.0 million under certain conditions and subject to additional commitments from the lender group.  On May 26, 2015, the Company entered into a second amendment (the “Second Amendment”) to its amended and restated credit agreement (the “Credit Agreement”).  Under the Second Amendment, a new $75.0 million tranche (the “European Commitments”) was created under which Cardtronics Europe Limited, a subsidiary of the Company can borrow directly from the existing lenders in different currencies.  The Second Amendment provides for sub-limits under the European Commitments of $15.0 million for swingline loans and $15.0 million for letters of credit.  In addition, the Second Amendment reduces the commitments of the lending parties to make loans to us (the “U.S. Commitments”) from $375.0 million to $300.0 million and reduced the alternative currency sub-limit to $75.0 million, from $125.0 million under the Credit Agreement.  The credit sub-limit and the swingline sub-limit under the U.S. Commitments remain at $30.0 million and $25.0 million, respectively, under the Second Amendment.

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at our option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the our most recent Total Net Leverage Ratio (as defined in the Credit Agreement).  The margin for Alternative Base Rate loans varies between 0% to 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% to 2.25%. Swingline loans bear interest at the Alternate Base Rate plus a margin as described above. The alternative currency loans bear interest at the Adjusted LIBO Rate for the relevant currency as described above.  Substantially all of our domestic assets, including the stock of our wholly-owned domestic subsidiaries and 66.0% of the stock of our first-tier foreign subsidiaries, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of our material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility.  The European Commitments are also secured by the assets of our foreign subsidiaries, which do not guarantee the obligations of the Company’s domestic subsidiaries.  There are currently no restrictions on the ability of the Company’s subsidiaries to declare and pay dividends to the Company.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require us to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00; (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00; and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no more than 1.50 to 1.0. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the Credit Agreement; however, we may generally make restricted payments so long as no event of default exists at the time of such payment and our total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of June 30, 2015, the weighted-average interest rate on our outstanding revolving credit facility borrowings was approximately 2.1%. Additionally, as of June 30, 2015, we were in compliance with all the covenants contained within the revolving credit facility.

As of June 30, 2015, we had approximately $255.8 million in available borrowing capacity under the $375.0 million revolving credit facility.    On July 1, 2015, we completed the purchase of CDS and borrowed $80.0 million under our revolving credit facility to finance this acquisition.  This acquisition did not materially change our compliance calculations.

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

$250.0 Million 5.125% Senior Notes due 2022. On July 28, 2014, in a private placement offering, we issued the 2022 Notes pursuant to an indenture dated July 28, 2014 among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, and commenced on February 1, 2015.  Pursuant to the associated registration rights agreement, on June 5, 2015, the Company and the Guarantors filed a registration statement with the Securities and Exchange Commission to allow the holders of the 2022 Notes to exchange such notes for registered notes that have substantially identical terms to the 2022 Notes.  This exchange offer commenced June 17, 2015, and resulted in all 2022 Notes being exchanged for registered notes in July of 2015.

 As of June 30, 2015, we were in compliance with all applicable covenants required under the 2022 Notes.

New Accounting Standards

See Part I Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 18 New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2014 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2015, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate swaps to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances. During the six months ended June 30, 2015, we added new forward-starting interest rate swaps in the aggregate notional amount of $600.0 million that begin in 2019 and terminate in 2020 to extend our hedging program related to interest rate exposure on vault cash. The following swaps currently in place serve to fix the rate utilized for our vault cash rental agreements in the U.S. for the following notional amounts and periods:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,300	2.84%	July 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018
$600	2.42%	January 1, 2019 – December 31, 2019
$600	2.42%	January 1, 2020 – December 31, 2020

As of June 30, 2015, we had a net liability of $50.4 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, the changes in the fair values of the swaps and the resulting unrealized loss (net of estimated taxes) have been reported in Accumulated other comprehensive loss, net in the accompanying Consolidated Balance Sheets.

Summary of interest rate exposure on vault cash outstanding in North America (in millions):

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balances for the three months ended June 30, 2015 and assuming a 100 basis point increase in interest rates:

Vault cash balance	$2,207
Interest rate swap fixed notional amount	(1,300)
Residual unhedged vault cash balance	$907

Additional annual interest incurred on 100 basis point increase	$9.07

We also have terms in certain of our North American contracts with merchants and financial institution partners where we can decrease fees paid to merchants or increase fees paid to us by financial institutions if vault cash rental costs increase. We had such protection in place on approximately $420.0 million of vault cash as of June 30, 2015.    Such protection will serve to reduce but not eliminate the exposure calculated above.

Summary of interest rate exposure on vault cash outstanding in Europe (in millions):

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe based on our average outstanding vault cash balances for the three months ended June 30, 2015 and assuming a 100 basis point increase in interest rates:

Vault cash balance	$1,223
Interest rate swap fixed notional amount	—
Residual unhedged vault cash balance	$1,223

Additional annual interest incurred on 100 basis point increase	$12.23

Our sensitivity to changes in interest rates in Europe is somewhat mitigated by the interchange rate setting methodology that impacts the majority of our U.K. interchange revenue. Estimates of interest rates and cash costs are considered for determining the interchange rates. As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with a potential lag. We expect some growth in outstanding vault cash balances as a result of expected future business growth in the U.K., and we may seek additional ways to mitigate our exposure to floating interest rates through merchant contract terms and by engaging in derivative instruments in the future.

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $119.1 million outstanding under our revolving credit facility as of June 30, 2015, an increase of 100 basis points in the underlying interest rate would have had a $0.6 million on our interest expense in the six months then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements are cost effective.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. As of June 30, 2015, this accumulated translation loss totaled approximately $24.0 million compared to approximately $34.7 million as of December 31, 2014.

Our consolidated financial results were impacted by changes in foreign currency exchange rates during the three months ended June 30, 2015 compared to the prior year periods. Our total revenues during the three and six months ended June 30, 2015 would have been higher by approximately $12.0 million and $21.5 million, respectively, had the currency exchange rates from the three and six months ended June 30, 2014 remained unchanged.   A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Mexican peso or Canadian dollar the effect upon our consolidated operating income would have been approximately $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2015.

Certain intercompany balances between our U.S. parent company and our U.K. operations are designated as short-term in nature, and the changes in these balances are translated in our Consolidated Statements of Operations. As a result, we are exposed to foreign currency exchange risk as it relates to these intercompany balances. As of June 30, 2015, the intercompany payable balance from our U.K. operations to our U.S. parent company denominated in U.S. dollars totaled $106.4 million, of which $89.2 million was deemed to be short-term in nature. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, based on the intercompany payable balance as of June 30, 2015, the effect upon our Consolidated Statements of Operations would be approximately $8.9 million.  However, we currently manage the majority of this risk by borrowing in British pounds through the third-party credit facility in our U.S. operations. This structure effectively manages our foreign currency exposure of these short-term designated intercompany balances as currency gains or losses in the intercompany borrowings are largely offset by currency gains or losses on our third party borrowings.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 13, Commitments and Contingencies.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to our risk factors since the filing of the 2014 Form 10-K.

We derive a substantial portion of our revenue from devices placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts or if one or more of our top merchants were to cease doing business with us, or substantially reduce its dealings with us, our revenues could decline significantly and our business, financial condition and results of operations could be adversely impacted.

For the year ended December 31, 2014, we derived 31.4% of our pro forma revenues from ATMs and financial services kiosks placed at the locations of our five largest merchant customers. For the year ended December 31, 2014, our top five merchants (based on our total revenues) were 7-Eleven, Inc. (“7-Eleven”), CVS Caremark Corporation, Walgreen Co., Speedway LLC, and The Pantry Inc. Our ATM placement agreement with 7-Eleven in the United States, which is the largest merchant customer in our portfolio, comprised approximately 17.5% of our pro forma revenues, including the effect of acquisitions completed during the applicable period, for the year ended December 31, 2014.  The next four largest merchant customers together comprised approximately 13.9% of our pro forma revenues.  In July 2015, we were informed by 7-Eleven that it does not intend to renew the ATM operating contract with us when it expires in mid-2017.  While the ultimate impact to our business as a result of this decision is not known at this time, if we are unable to replace the revenues generated by that contract, our business, financial condition and results of operations would be adversely impacted.  In addition, the non-renewal of the contract could affect us by adversely impacting, among other things, our partner and supplier relationships that are utilized in servicing the 7-Eleven relationship.  Additionally, other matters related to the non-renewal of the 7-Eleven contract that could impact our future revenues and earnings include, but are not limited to, service transition discussions with 7-Eleven and its affiliates, the contractual terms and requirements under the contract, risk management and compliance-related matters, including the EMV standard and other factors.

Because a significant percentage of our future revenues and operating income depends upon the successful continuation of our relationship with our top merchants, the loss of any of our largest merchants or a decision by any one of them to reduce the number of our devices placed in their locations would result in a decline in our revenues or otherwise adversely impact our business operations. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these merchants was required to close a significant number of their store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. As of December 31, 2014, the contracts we have with our top five merchants, other than 7-Eleven, had a weighted average remaining life of 2.85 years.

Even if other major contracts are extended or renewed, the renewal terms may be less favorable to us than the current contracts. If any of our largest merchants enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and profits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2015:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of a Publicly	that may Yet be Purchased
Period	Shares Purchased (1)	Paid Per Share (2)	Announced Plan or Program	Under the Plan or Program (3)
April 1 — April 30, 2015	82	$38.75	—	$—
May 1 — May 31, 2015	628	$38.01	—	$—
June 1 — June 30, 2015	1,426	$37.82	—	$—

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

Item 6. Exhibits

The exhibits required to be filed or furnished pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this Form 10-Q, and such Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

0

CARDTRONICS, INC.

July 30, 2015	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

July 30, 2015	/s/ E. Brad Conrad
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

10.1†	Cardtronics, Inc. 2015 Annual Pool Allocation Plan.
10.2†	Cardtronics, Inc. Annual Executive Cash Incentive Plan.
10.3†	Cardtronics, Inc. Long Term Incentive plan.
10.4*

Amended and Restated Credit Agreement, dated April 24, 2014, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, Bank of America, N.A., as Syndication Agent and Wells Fargo Bank, N.A. as Documentation Agent.

10.5

First Amendment to Amended and Restated Credit Agreement, dated July 11, 2014, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on October 29, 2014, File No. 001-33864).

10.6*

Second Amendment to Amended and Restated Credit Agreement, dated May 26, 2015, by and between Cardtronics, Inc., Cardtronics Europe Limited, the Guarantors party thereto, the Lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent.

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