Form 10-Q
period 2015-09-30
CARDTRONICS INC
filed 2015-10-29
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Common Stock, par value: $0.0001 per share. Shares outstanding on October 27, 2015: 44,911,573

CARDTRONICS, INC.

When we refer to “us,” “we,” “our,” or “ours,” we are describing Cardtronics, Inc. and/or our subsidiaries, depending on the context in which the statements are made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,483	$31,875
Accounts and notes receivable, net of allowance of $1,752 and $1,082 as of September 30, 2015 and December 31, 2014, respectively	91,836	80,321
Inventory, net	10,512	5,971
Restricted cash	50,833	20,427
Current portion of deferred tax asset, net	20,535	24,303
Prepaid expenses, deferred costs, and other current assets	36,169	34,508
Total current assets	228,368	197,405
Property and equipment, net	375,770	335,795
Intangible assets, net	168,046	177,540
Goodwill	552,055	511,963
Deferred tax asset, net	12,607	10,487
Prepaid expenses, deferred costs, and other noncurrent assets	20,549	22,600
Total assets	$1,357,395	$1,255,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$35
Current portion of other long-term liabilities	36,325	34,937
Accounts payable	27,396	35,984
Accrued liabilities	201,322	179,966
Total current liabilities	265,043	250,922
Long-term liabilities:
Long-term debt	635,970	612,662
Asset retirement obligations	54,980	52,039
Deferred tax liability, net	12,716	15,916
Other long-term liabilities	46,176	37,716
Total liabilities	1,014,885	969,255

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 52,073,357 and 51,596,360 shares issued as of September 30, 2015 and December 31, 2014, respectively; 44,900,992 and 44,562,122 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	368,292	352,166
Accumulated other comprehensive loss, net	(90,025)	(83,007)
Retained earnings	171,066	118,817
Treasury stock: 7,172,365 and 7,034,238 shares at cost as of September 30, 2015 and December 31, 2014, respectively	(102,445)	(97,835)
Total parent stockholders’ equity	346,893	290,146
Noncontrolling interests	(4,383)	(3,611)
Total stockholders’ equity	342,510	286,535
Total liabilities and stockholders’ equity	$1,357,395	$1,255,790

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
ATM operating revenues	$296,836	$256,779	$842,295	$746,970
ATM product sales and other revenues	14,514	9,068	54,702	23,978
Total revenues	311,350	265,847	896,997	770,948
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1)	185,142	167,306	537,183	490,445
Cost of ATM product sales and other revenues	13,892	8,872	50,193	23,436
Total cost of revenues	199,034	176,178	587,376	513,881
Gross profit	112,316	89,669	309,621	257,067
Operating expenses:
Selling, general, and administrative expenses	35,759	27,683	100,829	80,136
Acquisition and divestiture-related expenses	13,289	2,299	21,207	13,028
Depreciation and accretion expense	22,127	18,949	64,142	56,892
Amortization of intangible assets	10,048	7,965	29,040	24,647
(Gain) loss on disposal of assets	(12,139)	1,078	(12,425)	1,662
Total operating expenses	69,084	57,974	202,793	176,365
Income from operations	43,232	31,695	106,828	80,702
Other expense:
Interest expense, net	5,033	5,423	14,496	16,167
Amortization of deferred financing costs and note discount	2,859	4,895	8,455	10,342
Redemption costs for early extinguishment of debt	—	7,722	—	9,075
Other expense (income)	1,067	1,665	2,882	(3,565)
Total other expense	8,959	19,705	25,833	32,019
Income before income taxes	34,273	11,990	80,995	48,683
Income tax expense	12,629	4,397	29,837	18,185
Net income	21,644	7,593	51,158	30,498
Net loss attributable to noncontrolling interests	(365)	(471)	(1,081)	(1,120)
Net income attributable to controlling interests and available to common stockholders	$22,009	$8,064	$52,239	$31,618

Net income per common share – basic	$0.49	$0.18	$1.17	$0.71
Net income per common share – diluted	$0.48	$0.18	$1.15	$0.70

Weighted average shares outstanding – basic	44,833,117	44,370,460	44,769,661	44,304,092
Weighted average shares outstanding – diluted	45,391,667	44,903,657	45,323,784	44,830,780

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$21,644	$7,593	$51,158	$30,498
Unrealized (loss) gain on interest rate swap contracts, net of deferred income tax benefit (expense) of $4,460 and $(4,968) for the three months ended September 30, 2015 and 2014, respectively, and $2,752 and $(4,875) for the nine months ended September 30, 2015 and 2014, respectively	(7,117)	7,687	(4,273)	7,307
Foreign currency translation adjustments	(13,502)	(8,098)	(2,745)	(3,929)
Other comprehensive (loss) income	(20,619)	(411)	(7,018)	3,378
Total comprehensive income	1,025	7,182	44,140	33,876
Less: comprehensive income (loss) attributable to noncontrolling interests	1,570	(421)	965	(1,085)
Comprehensive (loss) income attributable to controlling interests	$(545)	$7,603	$43,175	$34,961

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$51,158	$30,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	93,182	81,539
Amortization of deferred financing costs and note discount	8,455	10,342
Stock-based compensation expense	14,263	11,485
Deferred income taxes	2,233	(1,811)
(Gain) loss on disposal of assets	(12,425)	1,662
Other reserves and non-cash items	2,680	9,911
Changes in assets and liabilities:
Increase in accounts and note receivable, net	(1,621)	(7,603)
Increase in prepaid, deferred costs, and other current assets	(4,373)	(8,073)
Increase in inventory	(4,915)	(2,817)
(Increase) decrease in other assets	(6,832)	714
Decrease in accounts payable	(8,402)	(11,536)
Increase (decrease) in accrued liabilities	10,832	(7,351)
Increase (decrease) in other liabilities	2,877	(3,900)
Net cash provided by operating activities	147,112	103,060

Cash flows from investing activities:
Additions to property and equipment	(99,987)	(63,169)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(3,890)	(1,909)
Acquisitions, net of cash acquired	(103,874)	(8,803)
Sale of assets and businesses	36,661	—
Net cash used in investing activities	(171,090)	(73,881)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	—	250,000
Repayment of long-term debt	—	(200,000)
Proceeds from borrowings under revolving credit facility	340,250	—
Repayments of borrowings under revolving credit facility	(324,186)	(4,431)
Repayments of borrowings under bank overdraft facility, net	(30)	(1,402)
Debt issuance, modification, and redemption costs	—	(14,750)
Payment of contingent consideration	—	(516)
Proceeds from exercises of stock options	586	331
Excess tax benefit from stock-based compensation expense	1,287	3,084
Repurchase of capital stock	(4,610)	(6,684)
Net cash provided by financing activities	13,297	25,632

Effect of exchange rate changes on cash	(2,711)	(889)
Net (decrease) increase in cash and cash equivalents	(13,392)	53,922

Cash and cash equivalents as of beginning of period	31,875	86,939
Cash and cash equivalents as of end of period	$18,483	$140,861

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,345	$19,170
Cash paid for income taxes	$19,411	$23,360

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly and majority-owned subsidiaries (collectively, the "Company") provides convenient automated consumer financial services through its network of automated teller machines ("ATMs") and multi-function financial services kiosks. As of September 30, 2015, the Company provided services to approximately 190,000 devices across its portfolio, which included approximately 168,700 devices located in all 50 states of the United States ("U.S.") (including the U.S. territory of Puerto Rico), approximately 15,700 devices throughout the United Kingdom ("U.K."), approximately 1,100 devices throughout Germany and Poland, approximately 3,100 devices throughout Canada, and approximately 1,400 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. The total count of 190,000 devices also includes devices for which the Company provides processing only services and various forms of managed services solutions, which may include transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including BBVA Compass Bancshares, Inc., Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc., Santander Bank, N.A., and PNC Bank, N.A. in the U.S. and The Bank of Nova Scotia (“Scotiabank”) in Canada and Puerto Rico. In Mexico, the Company partners with Bansí, S.A. Institución de Banca Multiple (“Bansi”), a regional bank in Mexico and a noncontrolling interest owner in Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”), as well as with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on the Company’s ATMs in exchange for certain services provided by them. As of September 30, 2015, approximately 22,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the Company’s ATMs and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs globally, provides surcharge-free ATM access to customers of approximately 1,300 participating financial institutions that may lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of the Company’s ATMs in the U.S. and a portion of the Company’s ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements. Additionally, through its recent acquisition of Columbus Data Services, L.L.C. (“CDS”),

Cardtronics provides leading-edge ATM processing solutions to ATM sales and service organizations and financial institutions.

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

The financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited. The Consolidated Balance Sheet as of December 31, 2014 was derived from the audited balance sheet filed in the 2014 Form 10-K. In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Restricted Cash

The balance characterized as restricted cash consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. The amounts include deposits held by the Company for transactions processed by its customers, as well as surcharge and interchange fees earned by the Company’s customers on transactions processed. These balances are classified as Restricted cash in Current assets in the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be paid. The Company held $50.8 million and $20.4 million of restricted cash in current assets as of September 30, 2015 and December 31, 2014, respectively. The increase in restricted cash from December 31, 2014 to September 30, 2015 is mostly attributable to settlement balances associated with the acquisition of CDS, on July 1, 2015. These assets are offset by accrued liability balances in the current liability section of our balance sheet.

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$17,135	$15,926	$48,731	$47,781
Amortization of intangible assets	10,048	7,965	29,040	24,647
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$27,183	$23,891	$77,771	$72,428

(2) Acquisitions and Divestitures

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

The Welch purchase consideration was allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values at the date of acquisition. The fair values of the intangible assets acquired included customer relationships valued at $52.5 million, estimated utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The fair values of the tangible assets acquired included property, plant, and equipment valued at $11.3 million, estimated utilizing the market and cost approaches. The purchase price allocation resulted in goodwill of approximately $103.7 million, all of which has been assigned to the Company's North America reporting segment. The recognized goodwill is primarily attributable to expected synergies. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes. The Company completed the purchase accounting for Welch in September 2015, recognizing immaterial final adjustments to the previously estimated amounts recorded for goodwill and intangibles.

On November 3, 2014, the Company completed the acquisition of Sunwin Services Group (“Sunwin”) in the U.K., a subsidiary of the Co-operative Group (“Co-op”), for aggregate cash consideration of approximately £41.5 million or approximately $66.4 million. Sunwin’s primary business is providing secure cash logistics and ATM maintenance services to ATMs and other services to retail locations. The Company also acquired approximately 2,000 ATMs from Co-op Bank and secured an exclusive ATM operating agreement to operate ATMs at Co-op Food locations. The Company has accounted for these transactions as if they were all related due to the timing of the transactions being completed and the dependency of the transactions on each other. The Company completed the purchase accounting for Sunwin in June 2015 recognizing immaterial final adjustments to the preliminary opening balance sheet and the settlement of final working capital adjustments.

On July 1, 2015, the Company completed the divestiture of its retail cash-in-transit operation in the U.K. This operation, which mainly relates to the collection of cash by couriers at retail locations, was originally acquired through the Sunwin acquisition discussed above and not deemed to be a core part of the Company’s on-going strategy. The Company is expected to receive estimated proceeds of approximately £23.2 million, or approximately $36.0 million, on the sale transaction. A portion of the total proceeds from the sale are subject to certain conditions related to customer transition and other matters, and as a result, the Company has recorded the estimated fair value of the consideration. Of the amount expected to be received, £18.7 million, or approximately $29.1 million, was received by September 30, 2015. The net pre-tax gain recognized on this transaction was $14.7 million as of September 30, 2015. The net gain is included in the (Gain) loss on disposal of assets line item on the accompanying Consolidated Statements of Operations. The major classes of assets and liabilities sold included: tangible assets with a carrying value of $6.8 million and goodwill and intangible assets with a combined carrying values of $14.5 million. Prior to the sale, the operation was part of the Company’s Europe operating segment.

In conjunction with the U.K. divestiture activities discussed above, and to optimize the remaining ATM-related infrastructure, the Company closed six cash depots that were not part of the sale but were no longer necessary or economical to operate based on the remaining work at these facilities. The Company wrote-off certain assets in these facilities, recording approximately $3.0 million in disposal losses, included in the (Gain)  loss on disposal of assets line on the accompanying Consolidated Statements of Operations. Upon exiting these facilities, the Company recognized lease exit costs of $1.4 million and employee severance costs of $2.3 million. The Company also recorded approximately $3.1 million in operating costs related to the six closed depots that were no longer profitable to operate as a result of the sale of the retail cash-in-transit operation. These costs and other costs totaling $10.7 million, including the excess operating costs associated with work that was in transition to other facilities during the period, were recorded within the Acquisition and divestiture-related expense line in the accompanying Consolidated Statements of Operations.

On July 1, 2015, the Company completed the acquisition of CDS for a total purchase price of approximately $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions. CDS now operates as a separate division of the Company.

The total purchase consideration for CDS was preliminarily allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values at the date of acquisition. The preliminary fair values of the intangible assets included the acquired customer relationships valued at $15.7 million, technology valued at $7.8 million, and other intangibles assets of $1.7 million. Intangible values were estimated utilizing primarily a discounted cash flow approach, with the assistance of an independent appraisal firm. The preliminary fair values of the tangible assets acquired included property, plant, and equipment and were valued at $4.6 million, estimated utilizing the market and cost approaches. The preliminary purchase price allocation resulted in goodwill of $53.5 million, all of which has been assigned to the Company's North America reporting segment.  The recognized goodwill is primarily attributable to expected synergies. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of ATM operating revenues	$277	$337	$775	$904
Selling, general, and administrative expenses	4,876	4,231	13,488	10,581
Total stock-based compensation expense	$5,153	$4,568	$14,263	$11,485

The increase in stock-based compensation expense was due to additional expense recognition related to additional grants made during the periods. All grants during the periods above were made under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan").

Restricted Stock Awards. The number of the Company's outstanding Restricted Stock Awards (“RSAs”) as of September 30, 2015, and changes during the nine months ended September 30, 2015, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2015	83,028	$27.06
Granted	—	$—
Vested	(28,943)	$26.56
Forfeited	(3,500)	$28.69
RSAs outstanding as of September 30, 2015	50,585	$27.24

As of September 30, 2015, the unrecognized compensation expense associated with all outstanding RSAs was approximately $0.7 million, which will be recognized on a straight-line basis over a remaining weighted average vesting period of approximately 1.4 years.

Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its Long-term Incentive Plan ("LTIP"), which is an annual equity award program under the 2007 Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the "Committee") on an annual basis, and are based on the Company's achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. A portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24,  36, and 48 months from January 31 of the grant year, at the rate of 50.0%,  25.0%, and 25.0%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company's non-vested RSUs as of September 30, 2015, and changes during the nine months ended September 30, 2015, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2015	786,797	$29.17
Granted	558,678	$38.40
Vested	(419,895)	$27.32
Forfeited	(26,254)	$35.18
Non-vested RSUs as of September 30, 2015	899,326	$35.60

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2015 but not yet earned are not included. The number of Performance-RSUs granted at target in 2015, net of forfeitures, was 246,544 units with a grant date fair value of $38.45 per unit. Time-RSUs are included as granted.

As of September 30, 2015, the unrecognized compensation expense associated with earned RSUs was approximately $14.0 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.2 years.

Options. The number of the Company's outstanding stock options as of September 30, 2015, and changes during the nine months ended September 30, 2015, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2015	183,367	$10.33
Exercised	(57,102)	$10.27
Forfeited	—	$—
Options outstanding as of September 30, 2015	126,265	$10.36

Options vested and exercisable as of September 30, 2015	126,265	$10.36

As of September 30, 2015, the Company had no unrecognized compensation expense associated with outstanding options.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and nine months ended September 30, 2015 and 2014 included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for these periods, if dilutive. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s convertible notes were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its convertible notes was also excluded, as the effect is anti-dilutive.

Additionally, the shares of restricted stock issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and nine months ended September 30, 2015 and 2014 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$22,009			$8,064
Less: Undistributed earnings allocated to unvested RSAs	(28)			(23)
Net income available to common stockholders	$21,981	44,833,117	$0.49	$8,041	44,370,460	$0.18
Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$28			$23
Stock options added to the denominator under the treasury stock method		60,693			114,872
RSUs added to the denominator under the treasury stock method		497,857			418,325
Less: Undistributed earnings reallocated to RSAs	(27)			(23)
Net income available to common stockholders and assumed conversions	$21,982	45,391,667	$0.48	$8,041	44,903,657	$0.18

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$52,239			$31,618
Less: Undistributed earnings allocated to unvested RSAs	(79)			(120)
Net income available to common stockholders	$52,160	44,769,661	$1.17	$31,498	44,304,092	$0.71
Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$79			$120
Stock options added to the denominator under the treasury stock method		68,245			123,743
RSUs added to the denominator under the treasury stock method		485,878			402,945
Less: Undistributed earnings reallocated to RSAs	(78)			(119)
Net income available to common stockholders and assumed conversions	$52,161	45,323,784	$1.15	$31,499	44,830,780	$0.70

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock issued by the Company under RSAs of 27,052 and 32,106 shares for the three and nine months ended September 30, 2015, respectively, and 54,161 and 68,665 for the three and nine months ended September 30, 2014, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net for the three and nine months ended September 30, 2015:

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of July 1, 2015	$(23,952)	(45,454)	(1)	$(69,406)
Other comprehensive loss before reclassification	(13,502)	(15,762)	(2)	(29,264)
Amounts reclassified from accumulated other comprehensive loss, net	—	8,645	(2)	8,645
Net current period other comprehensive loss	(13,502)	(7,117)		(20,619)
Total accumulated other comprehensive loss, net as of September 30, 2015	$(37,454)	$(52,571)	(1)	$(90,025)

(1)	Net of deferred income tax benefit of $9,453 and $4,993 as of September 30, 2015 and July 1, 2015, respectively.
(2)

Net of deferred income tax benefit (expense) of $9,877 and $(5,417) for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 11. Derivative Financial Instruments.

	Foreign currency translation adjustments	Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2015	$(34,709)	$(48,298)	(1)	$(83,007)
Other comprehensive loss before reclassification	(2,745)	(30,107)	(2)	(32,852)
Amounts reclassified from accumulated other comprehensive loss, net	—	25,834	(2)	25,834
Net current period other comprehensive loss	(2,745)	(4,273)		(7,018)
Total accumulated other comprehensive loss, net as of September 30, 2015	$(37,454)	$(52,571)	(1)	$(90,025)

(1)	Net of deferred income tax benefit of $9,453 and $6,701 as of September 30, 2015 and January 1, 2015, respectively.
(2)

Net of deferred income tax benefit (expense) of $19,392 and $(16,640) for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 11. Derivative Financial Instruments.

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

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as well as the changes in the net carrying amounts for the nine months ended September 30, 2015, by segment:

	Goodwill
	North America (1)	Europe (2)	Total
	(In thousands)
Balance as of January 1, 2015:
Gross balance	$398,977	$162,989	$561,966
Accumulated impairment loss	—	(50,003)	(50,003)
	$398,977	$112,986	$511,963

Acquisitions	53,519	—	53,519
Divestitures	—	(13,342)	(13,342)
Purchase price adjustments	1,051	915	1,966
Foreign currency translation adjustments	(451)	(1,600)	(2,051)

Balance as of September 30, 2015:
Gross balance	$453,096	$148,962	$602,058
Accumulated impairment loss	—	(50,003)	(50,003)
	$453,096	$98,959	$552,055

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Germany, and Poland.

	Trade Name: indefinite-lived
	North America (1)	Europe (2)	Total
	(In thousands)
Balance as of January 1, 2015	$728	$—	$728
Acquisitions	1,700	—	1,700
Foreign currency translation adjustments	(15)	—	(15)
Balance as of September 30, 2015	$2,413	$—	$2,413

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Germany, and Poland.

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	September 30, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$350,825	$(211,538)	$139,287	$338,830	$(186,185)	$152,645
Deferred financing costs	16,521	(7,444)	9,077	16,127	(5,851)	10,276
Non-compete agreements	4,484	(3,857)	627	4,568	(3,374)	1,194
Technology	10,587	(3,209)	7,378	2,803	(2,025)	778
Trade name: definite-lived	11,936	(2,672)	9,264	13,702	(1,783)	11,919
Total	$394,353	$(228,720)	$165,633	$376,030	$(199,218)	$176,812

(7) Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Accrued merchant settlement (1)	$49,342	$9,869
Accrued merchant fees	43,466	39,473
Accrued taxes	17,558	14,623
Accrued purchases	14,223	10,001
Accrued compensation	12,963	18,050
Accrued cash management fees	10,828	8,235
Accrued maintenance	6,896	8,945
Accrued processing costs	6,014	1,957
Accrued armored	5,145	4,876
Accrued interest	3,507	6,128
Accrued interest on interest rate swaps	2,808	3,001
Accrued telecommunications costs	1,874	2,613
Deferred acquisition purchase price (2)	—	20,580
Other accrued expenses	26,698	31,615
Total	$201,322	$179,966

(1)	The increase in accrued merchant settlement from December 31, 2014, is largely attributable to merchant settlements owed by the CDS business acquired on July 1, 2015.
(2)	This category represents purchase price consideration on the Sunwin acquisition that was paid during the first nine months of 2015.

(8) Long-Term Debt

The Company's long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.0% and 2.2% as of September 30, 2015 and December 31, 2014, respectively)	$153,750	$137,292
5.125% Senior notes due August 2022	250,000	250,000
1.00% Convertible senior notes due December 2020, net of discount	232,220	225,370
Other	—	35
Total	635,970	612,697
Less: current portion	—	35
Total long-term debt, excluding current portion	$635,970	$612,662

Revolving Credit Facility

On May 26, 2015, the Company entered into a second amendment (the “Second Amendment”) to its amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $375.0 million revolving credit facility and includes an accordion feature that will allow the Company to increase the available borrowings under the revolving credit facility to $500.0 million, subject to the approval of one or more existing lenders or one or more lenders that become party to the Credit Agreement. Under the Second Amendment, a new $75.0 million tranche (the “European Commitments”) was created under which Cardtronics Europe Limited (“Cardtronics Europe”), a subsidiary of the Company, can borrow directly from the existing lenders in different currencies. The Second Amendment provides for sub-limits under the European Commitments of $15.0 million for swingline loans and $15.0 million for letters of credit. In addition, the Second Amendment reduces the commitments of the lending parties to make loans to the Company (the “U.S. Commitments”) from $375.0 million to $300.0 million and reduced the alternative currency sub-limit to $75.0 million, from $125.0 million under the Credit Agreement. The letter of credit sub-limit and the swingline sub-limit under the U.S. Commitments remain at $30.0 million and $25.0 million, respectively, under the Second Amendment. The Credit Agreement expires in April 2019.

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at the Company’s option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% to 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% to 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the credit agreement) plus the applicable margin for the Adjusted LIBO Rate. The alternative currency loans bear interest at the Adjusted LIBO Rate for the relevant currency as described above. Substantially all of the Company’s domestic assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of the Company’s first-tier foreign subsidiaries, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The European Commitments are also secured by the assets of the Company’s foreign subsidiaries, which do not guarantee the obligations of the Company’s domestic subsidiaries. There are currently no restrictions on the ability of the Company’s subsidiaries to declare and pay dividends to the Company.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require the Company to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00; (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00; and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.0. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, the Company may generally make restricted payments so long as no event of default exists at the time of such payment and the total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of September 30, 2015, the Company was in compliance with all applicable covenants and ratios under the Credit Agreement.

As of September 30, 2015, the Company’s outstanding balance on the revolving credit facility was $153.8 million, of which $126.0 million was outstanding under the U.S. Commitments and $27.8 million was outstanding under the European Commitments. The available borrowing capacity under the revolving credit facility totaled approximately $221.2 million, of which $174.0 million is available to the U.S. and $47.2 million is available to Cardtronics Europe.

$250.0 Million 5.125% Senior Notes Due 2022

On July 28, 2014, in a private placement offering, the Company issued $250.0 million in aggregate principal amount of 5.125% senior notes due 2022 (the “2022 Notes”) pursuant to an indenture dated July 28, 2014 (the “Indenture”) among the Company, its subsidiary guarantors (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, and commenced on February 1, 2015. Pursuant to a registration rights agreement, on June 5,  2015, the Company and the Guarantors filed a registration statement with the SEC to allow the holders of the 2022 Notes to exchange such notes for registered notes that have substantially identical terms to the 2022 Notes. This exchange offer commenced June 17, 2015 and resulted in all 2022 Notes being exchanged for registered notes.

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

The 2022 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly owned domestic subsidiaries. The guarantees of the 2022 Notes by any Guarantor are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the Guarantor; (ii) the disposition of sufficient capital stock of the Guarantor so that it no longer qualifies under the Indenture as a restricted subsidiary of the Company; (iii) the designation of the Guarantor as unrestricted in accordance with the Indenture; (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the Indenture; (v) the liquidation or dissolution of the Guarantor; or (vi) provided the Guarantor is not wholly owned by the Company, its ceasing to guarantee other debt of the Company or another Guarantor. A Guarantor may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than the Company or another Guarantor), unless no default under the Indenture exists and either the successor to the Guarantor assumes its guarantee of the 2022 Notes or the disposition, consolidation or merger complies with the “Asset Sales” covenant in the Indenture.

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

The Convertible Notes have an initial conversion price of $52.35 per share, which equals an initial conversion rate of 19.1022 shares of common stock per $1,000 principal amount of notes, for a total of approximately 5.5 million shares of our common stock initially underlying the debt. The conversion rate, however, is subject to adjustment under certain circumstances. Conversion can occur: (i) any time on or after September 1, 2020; (ii) after March 31, 2014, during any calendar quarter that follows a calendar quarter in which the price of the Company’s common stock exceeds 135% of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (iii) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 98% of the closing price of the Company’s common stock multiplied by the applicable conversion rate on each such trading day; (iv) upon specified distributions to the Company’s shareholders upon recapitalizations, reclassifications or changes in stock; and (v) upon a make-whole fundamental change. A fundamental change is defined as any one of the following: (i) any person or group that acquires 50% or more of the total voting power of all classes of common equity that is entitled to vote generally in the election of the Company’s directors; (ii) the Company engages in any recapitalization, reclassification or changes of common stock as a result of which the common stock would be converted into or exchanged for, stock, other securities, or other assets or property; (iii) the Company engages in any share exchange, consolidation or merger where the common stock is converted into cash, securities or other property; (iv) the Company engages in any sales, lease or other transfer of all or substantially all of the consolidated assets; or (v) the Company’s stock is not listed for trading on any U.S. national securities exchange.

As of September 30, 2015, none of the contingent conversion thresholds described above were met in order for the Convertible Notes to be convertible at the option of the note holders. As a result, the Convertible Notes have been classified as a noncurrent liability on the Company’s Consolidated Balance Sheets at September 30, 2015. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

Interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash interest per contractual coupon rate	$719	$719
Amortization of note discount	2,313	2,195
Amortization of deferred financing costs	142	133
Total interest expense related to Convertible Notes	$3,174	$3,047

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash interest per contractual coupon rate	$2,156	$2,156
Amortization of note discount	6,850	6,510
Amortization of deferred financing costs	413	387
Total interest expense related to Convertible Notes	$9,419	$9,053

The carrying value of the Convertible Notes consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Principal balance	$287,500	$287,500
Discount, net of accumulated amortization	(55,280)	(62,130)
Net carrying amount of Convertible Notes	$232,220	$225,370

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

The following table is a summary of the changes in the Company's asset retirement obligation liability for the nine months ended September 30, 2015 (in thousands):

Asset retirement obligation as of January 1, 2015	$55,136
Additional obligations	5,715
Accretion expense	1,725
Change in estimates	(997)
Payments	(2,403)
Foreign currency translation adjustments	(1,129)
Total asset retirement obligation at end of period	58,047
Less: current portion	3,067
Asset retirement obligation, excluding current portion	$54,980

See Note 12. Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(10) Other Liabilities

Other liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$27,717	$29,147
Obligations associated with acquired unfavorable contracts	1,378	284
Deferred revenue	2,466	1,731
Asset retirement obligations	3,067	3,097
Other	1,697	678
Total	$36,325	$34,937

Other Long-Term Liabilities:
Interest rate swaps	$34,314	$25,847
Obligations associated with acquired unfavorable contracts	1,187	2,271
Deferred revenue	1,359	935
Other	9,316	8,663
Total	$46,176	$37,716

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

During the nine months ended September 30, 2015, the Company added new forward-starting interest rate swaps in the aggregate notional amount of $600.0 million that begin in 2019 and terminate in 2020 to extend the hedging program related to interest rate exposure on vault cash. The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,300	2.84%	October 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018
$600	2.42%	January 1, 2019 – December 31, 2019
$600	2.42%	January 1, 2020 – December 31, 2020

Accounting Policy

The Company recognizes all of its derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of those derivative instruments depends on (i) whether these instruments have been designated (and qualify) as part of a hedging relationship and (ii) the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.

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

Balance Sheet Data

	September 30, 2015		December 31, 2014
Liability Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$27,717	Current portion of other long-term liabilities	$29,147
Interest rate swap contracts	Other long-term liabilities	34,314	Other long-term liabilities	25,847
Total Derivatives		$62,031		$54,994

Statements of Operations Data

	Three Months Ended
	September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
	(In thousands)			(In thousands)
Interest rate swap contracts	$(15,762)	$(1,247)	Cost of ATM operating revenues	$(8,645)	$(8,934)

	Nine Months Ended
	September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
	(In thousands)			(In thousands)
Interest rate swap contracts	$(30,107)	$(19,219)	Cost of ATM operating revenues	$(25,834)	$(26,526)

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

As of September 30, 2015, the Company expects  to reclassify $27.7 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 12. Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(12) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2015 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$62,031	$—	$62,031	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$54,994	$—	$54,994	$—

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $62.0 million as of September 30, 2015. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 11. Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

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

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations on a nonrecurring basis using Level 3 inputs, and are only reevaluated periodically based on current fair value. Amounts added to the asset retirement obligation liability during the nine months ended September 30, 2015 and 2014 totaled $5.7 million and $7.0 million, respectively.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of September 30, 2015, the fair value of the Company's 2022 Notes and the Convertible Notes (see Note 8. Long-Term Debt) totaled $244.5 million and $274.5 million, respectively, based on the quoted prices in markets that are not active (Level 2 input) for these notes as of that date.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $58.0 million accrued for these liabilities as of September 30, 2015. For additional information, see Note 9. Asset Retirement Obligations.

(14) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, excluding percentages)		(In thousands, excluding percentages)
Income tax expense	$12,629	$4,397	$29,837	$18,185
Effective tax rate	36.8%	36.7%	36.8%	37.4%

The effective tax rate for the quarter ended September 30, 2015 is consistent with that of the same period in 2014. The slight decrease in the effective tax rate during the nine months ended September 30, 2015 when compared to the same period in 2014, is attributable to the change in the mix of earnings across jurisdictions.

The Company assesses deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at September 30, 2015 and the weight of all available evidence, the Company concluded that maintaining the deferred tax asset valuation allowance for certain of its entities in the U.K., Mexico, and Poland was appropriate, as the Company currently believes that it is more likely than not that these tax assets will not be realized. However, with increased recent profitability and increasing visibility into continued projected profitability in the U.K., the Company believes it is possible that the valuation allowance associated with certain U.K. entities could be reduced or removed in future periods.

The deferred taxes associated with the Company’s unrealized gains and losses on derivative instruments have been reflected within the Accumulated other comprehensive loss balance in the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of September 30, 2015, the Company's operations consisted of its North America and Europe segments. The Company's operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The

Company’s operations in the U.K., Germany, and Poland are included in its Europe segment. In 2015, the Company reorganized and created a North America Business Group under common management. During the three months ended March 31, 2015, the Company revised its operating segments to merge the Company’s U.S. and Other International segments into a single North America segment. Previously, the Other International segment was comprised of the Company’s operations in Mexico and Canada. While both of the reporting segments provide similar kiosk-based and/or ATM-related services, each segment is currently managed separately as they require different marketing and business strategies. Segment information presented for prior periods was restated to reflect this change in operating segments.

Management uses Adjusted EBITDA and Adjusted EBITA along with U.S. GAAP-based measures, to assess the operating results and effectiveness of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate operating performance and compare its results of operations from period to period without regard to financing method or capital structure. Additionally, Adjusted EBITDA and Adjusted EBITA do not reflect acquisition and divestiture-related costs and the Company's obligations for the payment of income taxes, loss on disposal of assets, interest expense, certain other non-operating and nonrecurring items or other obligations such as capital expenditures. Additionally, Adjusted EBITDA excludes depreciation and accretion expense.

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

Below is a reconciliation of Adjusted EBITDA and Adjusted EBITA to net income attributable to controlling interests:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Adjusted EBITA	$59,719	$47,968	$159,419	$132,454
Add back:
Depreciation and accretion expense (1)	22,014	18,622	63,767	55,869
Adjusted EBITDA	$81,733	$66,590	$223,186	$188,323
Less:
(Gain) loss on disposal of assets	(12,139)	1,078	(12,425)	1,662
Other expense (income)	1,067	1,665	2,882	(3,565)
Noncontrolling interests (2)	(336)	(428)	(1,047)	(1,192)
Stock-based compensation expense (1)	5,147	4,561	14,360	11,464
Acquisition and divestiture-related expenses (3)	13,289	2,299	21,207	13,028
EBITDA	$74,705	$57,415	$198,209	$166,926
Less:
Interest expense, net, including amortization of deferred financing costs and note discount, and redemption costs for early extinguishment of debt	7,892	18,040	22,951	35,584
Income tax expense	12,629	4,397	29,837	18,185
Depreciation and accretion expense	22,127	18,949	64,142	56,892
Amortization of intangible assets	10,048	7,965	29,040	24,647
Net income attributable to controlling interests and available to common stockholders	$22,009	$8,064	$52,239	$31,618

(1)	Amounts exclude 49.0% of the expense incurred by Cardtronics Mexico as such amounts are allocable to the noncontrolling interest stockholders.
(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company's 51.0% ownership interest in the Adjusted EBITDA of its Mexico subsidiary.
(3)

Acquisition and divestiture-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including contract termination and facility exit costs, employee-related severance costs, and related to our recent divestitures, excess operating costs associated with facilities that are in the process of being shut down or transitioned as a result of recent divestitures.

The following tables reflect certain financial information for each of the Company's reporting segments for the three and nine months ended September 30, 2015 and 2014

	Three Months Ended September 30, 2015
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$214,082	$97,268	$—	$311,350
Intersegment revenues	2,522	—	(2,522)	—
Cost of revenues	137,128	64,428	(2,522)	199,034
Selling, general, and administrative expenses	28,233	7,526	—	35,759
Acquisition and divestiture-related expenses	1,215	12,074	—	13,289
Loss (gain) on disposal of assets	570	(12,709)	—	(12,139)

Adjusted EBITDA	56,425	25,308	—	81,733

Depreciation and accretion expense	13,380	8,747	—	22,127
Adjusted EBITA	43,158	16,561	—	59,719

Amortization of intangible assets	7,838	2,210	—	10,048
Interest expense, net, including amortization of deferred financing costs and note discount	7,548	344	—	7,892
Income tax expense	10,001	2,628	—	12,629

Capital expenditures (1)	$37,205	$10,253	$—	$47,458

	Three Months Ended September 30, 2014
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$193,470	$72,377	$—	$265,847
Intersegment revenues	1,663	—	(1,663)	—
Cost of revenues	128,084	49,757	(1,663)	176,178
Selling, general, and administrative expenses	22,935	4,748	—	27,683
Acquisition and divestiture-related expenses	922	1,377	—	2,299
Loss on disposal of assets	1,016	62	—	1,078

Adjusted EBITDA	48,717	17,873	—	66,590

Depreciation and accretion expense	12,102	6,847	—	18,949
Adjusted EBITA	36,943	11,025	—	47,968

Amortization of intangible assets	5,501	2,464	—	7,965
Interest expense, net, including amortization of deferred financing costs and note discount	9,993	325	—	10,318
Redemption costs for early extinguishment of debt	7,722	—	—	7,722
Income tax expense	3,914	483	—	4,397

Capital expenditures (1)	$12,410	$10,915	$—	$23,325

	Nine Months Ended September 30, 2015
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$616,729	$280,268	$—	$896,997
Intersegment revenues	6,787	—	(6,787)	—
Cost of revenues	398,368	195,795	(6,787)	587,376
Selling, general, and administrative expenses	78,423	22,406	—	100,829
Acquisition and divestiture-related expenses	4,409	16,798	—	21,207
Loss (gain) on disposal of assets	1,852	(14,277)	—	(12,425)

Adjusted EBITDA	161,116	62,070	—	223,186

Depreciation and accretion expense	38,529	25,613	—	64,142
Adjusted EBITA	122,961	36,458	—	159,419

Amortization of intangible assets	22,339	6,701	—	29,040
Interest expense, net, including amortization of deferred financing costs and note discount	21,299	1,652	—	22,951
Income tax expense	25,613	4,224	—	29,837

Capital expenditures (1)	$68,584	$35,293	$—	$103,877

	Nine Months Ended September 30, 2014
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$565,832	$205,116	$—	$770,948
Intersegment revenues	4,447	—	(4,447)	—
Cost of revenues	372,371	145,957	(4,447)	513,881
Selling, general, and administrative expenses	66,706	13,430	—	80,136
Acquisition and divestiture-related expenses	1,733	11,295	—	13,028
Loss on disposal of assets	1,587	75	—	1,662

Adjusted EBITDA	142,606	45,717	—	188,323

Depreciation and accretion expense	35,776	21,116	—	56,892
Adjusted EBITA	107,863	24,591	—	132,454

Amortization of intangible assets	17,225	7,422	—	24,647
Interest expense, net, including amortization of deferred financing costs and note discount	25,199	1,310	—	26,509
Redemption costs for early extinguishment of debt	9,075	—	—	9,075
Income tax expense (benefit)	18,243	(58)	—	18,185

Capital expenditures (1)	$35,316	$29,762	$—	$65,078

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the North America segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	September 30, 2015	December 31, 2014
	(In thousands)
North America	$1,144,446	$1,028,047
Europe	382,160	398,602
Eliminations	(169,211)	(170,859)
Total	$1,357,395	$1,255,790

(16) Supplemental Guarantor Financial Information

The 2022 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly owned domestic subsidiaries. The guarantees of the 2022 Notes by any Guarantor are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the Guarantor; (ii) the disposition of sufficient capital stock of the Guarantor so that it no longer qualifies under the Indenture as a restricted subsidiary of the Company; (iii) the designation of the Guarantor as unrestricted in accordance with the Indenture; (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the Indenture; (v) the liquidation or dissolution of the Guarantor; or (vi) provided the Guarantor is not wholly owned by the Company, its ceasing to guarantee other debt of the Company or another Guarantor. A Guarantor may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than the Company or another Guarantor), unless no default under the Indenture exists and either the successor to the Guarantor assumes its guarantee of the 2022 Notes or the disposition, consolidation, or merger complies with the "Asset Sales" covenant in the Indenture.

The following information sets forth the condensed consolidating statements of operations and cash flows for the three and nine months ended September 30, 2015 and 2014 and the condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014 of (i) Cardtronics, Inc., the parent company and issuer of the 2022 Notes ("Parent"); (ii) the Guarantors; and (iii) the Non-Guarantors:

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$199,811	$115,084	$(3,545)	$311,350
Operating costs and expenses	4,862	167,631	99,170	(3,545)	268,118
Operating (loss) income	(4,862)	32,180	15,914	—	43,232
Interest expense, net, including amortization of deferred financing costs and note discount	6,042	1,437	413	—	7,892
Equity in (earnings) losses of subsidiaries	(31,273)	(9,755)	—	41,028	—
Other (income) expense, net	(1,235)	(1,002)	3,292	12	1,067
Income before income taxes	21,604	41,500	12,209	(41,040)	34,273
Income tax (benefit) expense	(52)	9,891	2,790	—	12,629
Net income	21,656	31,609	9,419	(41,040)	21,644
Net loss attributable to noncontrolling interests	—	—	—	(365)	(365)
Net income attributable to controlling interests and available to common stockholders	21,656	31,609	9,419	(40,675)	22,009
Other comprehensive loss attributable to controlling interests	(1,716)	(7,158)	(13,680)	—	(22,554)
Comprehensive income (loss) attributable to controlling interests	$19,940	$24,451	$(4,261)	$(40,675)	$(545)

	Three Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$185,217	$85,334	$(4,704)	$265,847
Operating costs and expenses	4,891	155,918	77,787	(4,444)	234,152
Operating (loss) income	(4,891)	29,299	7,547	(260)	31,695
Interest expense, net, including amortization of deferred financing costs	7,571	2,367	380	—	10,318
Redemption costs for early extinguishment of debt	7,722	—	—	—	7,722
Equity in (earnings) losses of subsidiaries	(27,718)	(1,520)	—	29,238	—
Other (income) expense, net	(3,293)	(359)	5,294	23	1,665
Income before income taxes	10,827	28,811	1,873	(29,521)	11,990
Income tax expense	2,952	727	718	—	4,397
Net income	7,875	28,084	1,155	(29,521)	7,593
Net loss attributable to noncontrolling interests	—	—	—	(471)	(471)
Net income attributable to controlling interests and available to common stockholders	7,875	28,084	1,155	(29,050)	8,064
Other comprehensive income (loss) attributable to controlling interests	5,178	(12,016)	6,475	(98)	(461)
Comprehensive income attributable to controlling interests	$13,053	$16,068	$7,630	$(29,148)	$7,603

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$587,142	$317,665	$(7,810)	$896,997
Operating costs and expenses	14,062	494,259	289,658	(7,810)	790,169
Operating (loss) income	(14,062)	92,883	28,007	—	106,828
Interest expense, net, including amortization of deferred financing costs and note discount	16,327	4,830	1,794	—	22,951
Equity in (earnings) losses of subsidiaries	(71,050)	(16,614)	—	87,664	—
Other (income) expense, net	(313)	(2,633)	5,815	13	2,882
Income before income taxes	40,974	107,300	20,398	(87,677)	80,995
Income tax (benefit) expense	(12,403)	37,706	4,534	—	29,837
Net income	53,377	69,594	15,864	(87,677)	51,158
Net loss attributable to noncontrolling interests	—	—	—	(1,081)	(1,081)
Net income attributable to controlling interests and available to common stockholders	53,377	69,594	15,864	(86,596)	52,239
Other comprehensive (loss) income attributable to controlling interests	(8,813)	1,300	(2,425)	874	(9,064)
Comprehensive income attributable to controlling interests	$44,564	$70,894	$13,439	$(85,722)	$43,175

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$540,153	$238,283	$(7,488)	$770,948
Operating costs and expenses	11,864	452,694	232,916	(7,228)	690,246
Operating (loss) income	(11,864)	87,459	5,367	(260)	80,702
Interest expense, net, including amortization of deferred financing costs	16,463	8,546	1,500	—	26,509
Redemption costs for early extinguishment of debt	9,075	—	—	—	9,075
Equity in (earnings) losses of subsidiaries	(81,468)	(2,849)	—	84,317	—
Other (income) expense, net	(951)	(5,122)	2,890	(382)	(3,565)
Income before income taxes	45,017	86,884	977	(84,195)	48,683
Income tax expense	14,652	3,356	177	—	18,185
Net income	30,365	83,528	800	(84,195)	30,498
Net loss attributable to noncontrolling interests	—	—	—	(1,120)	(1,120)
Net income attributable to controlling interests and available to common stockholders	30,365	83,528	800	(83,075)	31,618
Other comprehensive income (loss) attributable to controlling interests	5,576	(12,243)	10,094	(84)	3,343
Comprehensive income attributable to controlling interests	$35,941	$71,285	$10,894	$(83,159)	$34,961

Condensed Consolidating Balance Sheets

	As of September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$6	$1,811	$16,666	$—	$18,483
Accounts and notes receivable, net	—	46,948	44,888	—	91,836
Current portion of deferred tax asset, net	—	17,411	3,124	—	20,535
Other current assets	476	19,536	77,502	—	97,514
Total current assets	482	85,706	142,180	—	228,368
Property and equipment, net	—	227,147	148,623	—	375,770
Intangible assets, net	9,021	88,645	70,380	—	168,046
Goodwill	—	396,939	155,116	—	552,055
Investments in and advances to subsidiaries	606,053	359,273	—	(965,326)	—
Intercompany receivable	476,915	157,895	496,096	(1,130,906)	—
Deferred tax asset, net	—	—	12,607	—	12,607
Prepaid expenses, deferred costs, and other noncurrent assets	137	6,908	13,504	—	20,549
Total assets	$1,092,608	$1,322,513	$1,038,506	$(2,096,232)	$1,357,395
Liabilities and Stockholders' Equity:
Current portion of other long-term liabilities	—	31,631	4,694	—	36,325
Accounts payable and accrued liabilities	7,196	99,832	121,690	—	228,718
Total current liabilities	7,196	131,463	126,384	—	265,043
Long-term debt	608,220	—	27,750	—	635,970
Intercompany payable	134,545	399,454	596,907	(1,130,906)	—
Asset retirement obligations	—	28,400	26,580	—	54,980
Deferred tax liability, net	—	10,613	2,103	—	12,716
Other long-term liabilities	137	42,218	3,821	—	46,176
Total liabilities	750,098	612,148	783,545	(1,130,906)	1,014,885
Stockholders' equity	342,510	710,365	254,961	(965,326)	342,510
Total liabilities and stockholders' equity	$1,092,608	$1,322,513	$1,038,506	$(2,096,232)	$1,357,395

	As of December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets:
Cash and cash equivalents	$—	$9,391	$22,484	$—	$31,875
Accounts and notes receivable, net	—	43,588	36,733	—	80,321
Current portion of deferred tax asset, net	16,522	2,973	4,808	—	24,303
Other current assets	5,299	23,260	32,347	—	60,906
Total current assets	21,821	79,212	96,372	—	197,405
Property and equipment, net	—	201,864	133,931	—	335,795
Intangible assets, net	10,207	109,170	58,163	—	177,540
Goodwill	835	395,878	115,250	—	511,963
Investments in and advances to subsidiaries	538,890	297,095	—	(835,985)	—
Intercompany receivable	354,266	101,737	466	(456,469)	—
Deferred tax asset, net	—	—	10,487	—	10,487
Prepaid expenses, deferred costs, and other noncurrent assets	—	4,860	17,740	—	22,600
Total assets	$926,019	$1,189,816	$432,409	$(1,292,454)	$1,255,790
Liabilities and Stockholders' Equity:
Current portion of long-term debt	$—	$—	$35	$—	$35
Current portion of other long-term liabilities	—	33,154	1,783	—	34,937
Accounts payable and accrued liabilities	13,773	104,870	97,307	—	215,950
Total current liabilities	13,773	138,024	99,125	—	250,922
Long-term debt	612,662	—	—	—	612,662
Intercompany payable	—	375,372	133,508	(508,880)	—
Asset retirement obligations	—	27,456	24,583	—	52,039
Deferred tax liability, net	13,049	185	2,682	—	15,916
Other long-term liabilities	—	37,716	—	—	37,716
Total liabilities	639,484	578,753	259,898	(508,880)	969,255
Stockholders' equity	286,535	611,063	172,511	(783,574)	286,535
Total liabilities and stockholders' equity	$926,019	$1,189,816	$432,409	$(1,292,454)	$1,255,790

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(61,116)	$138,086	$68,875	$1,267	$147,112
Additions to property and equipment	—	(60,522)	(39,089)	(376)	(99,987)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(3,890)	—	—	(3,890)
Acquisitions, net of cash acquired	—	(80,504)	(23,370)	—	(103,874)
Sale of assets and businesses	—	—	36,661	—	36,661
Net cash used in investing activities	—	(144,916)	(25,798)	(376)	(171,090)
Proceeds from borrowings under revolving credit facility	312,500	—	27,750	—	340,250
Repayments of borrowings under revolving credit facility	(324,186)	—	—	—	(324,186)
Repayments of borrowings under bank overdraft facility, net	—	—	(30)	—	(30)
Repayments of intercompany notes payable	75,545	(750)	(74,795)	—	—
Proceeds from exercises of stock options	586	—	—	—	586
Excess tax benefit from stock-based compensation expense	1,287	—	—	—	1,287
Repurchase of capital stock	(4,610)	—	—	—	(4,610)
Net cash provided by (used in) financing activities	61,122	(750)	(47,075)	—	13,297
Effect of exchange rate changes on cash	—	—	(1,820)	(891)	(2,711)
Net increase (decrease) in cash and cash equivalents	6	(7,580)	(5,818)	—	(13,392)
Cash and cash equivalents as of beginning of period	—	9,391	22,484	—	31,875
Cash and cash equivalents as of end of period	$6	$1,811	$16,666	$—	$18,483

	Nine Months Ended September 30, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(28,970)	$91,495	$40,555	$(20)	$103,060
Additions to property and equipment	—	(29,361)	(33,808)	—	(63,169)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	—	(1,909)	—	(1,909)
Acquisitions, net of cash acquired	—	(8,803)	—	—	(8,803)
Net cash used in investing activities	—	(38,164)	(35,717)	—	(73,881)
Proceeds from borrowings of long-term debt	250,000				250,000
Repayment of long-term debt	(200,000)				(200,000)
Repayments of borrowings under revolving credit facility	(3,401)	(4)	(1,026)	—	(4,431)
Repayments of borrowings under bank overdraft facility, net	—	—	(1,402)	—	(1,402)
Debt issuance, modification, and redemption costs	(14,750)	—	—	—	(14,750)
Payment of contingent consideration	—	(200)	(316)	—	(516)
Proceeds from exercises of stock options	331	—	—	—	331
Excess tax benefit from stock-based compensation expense	3,084	—	—	—	3,084
Repurchase of capital stock	(6,684)	—	—	—	(6,684)
Net cash provided by (used in) financing activities	28,580	(204)	(2,744)	—	25,632
Effect of exchange rate changes on cash	—	—	(889)	—	(889)
Net (decrease) increase in cash and cash equivalents	(390)	53,128	1,205	(20)	53,922
Cash and cash equivalents as of beginning of period	412	73,379	13,148	—	86,939
Cash and cash equivalents as of end of period	$22	$126,506	$14,353	$(20)	$140,861

(17) Concentration Risk

Significant Customers. 7-Eleven, Inc. (“7-Eleven”) in the U.S. represents the largest merchant customer in the Company’s portfolio, and comprised approximately 17.5% and 22.0% of the Company’s unaudited pro forma revenues for the years ended December 31, 2014 and 2013, respectively. In July 2015, the Company received notification from 7-Eleven that 7-Eleven does not intend on renewing its ATM placement agreement with Cardtronics upon expiration. The existing agreement between Cardtronics and 7-Eleven remains in effect until mid-2017, and calls for a transition period that, at 7-Eleven’s request, could extend our contract in part for up to six months. See Part II. Other Information, Item 1A. Risk Factors.

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

ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. However, in July 2015, FASB approved the deferral of the effective date of ASU 2014-09 to interim and annual periods beginning after December 15, 2017. Early application is not permitted. In May 2015 the FASB issued proposed amendments to clarify and simplify accounting for licenses of intellectual property and the identification of performance obligations. The Company is currently monitoring the amendments and evaluating the effect that the adoption of ASU 2014-09 will have on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company's results of operations; however, it will impact future balance sheet presentation and financial statement disclosures related to the Company's debt issuance costs.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 applies to inventory that is measured using either the first-in, first-out or average cost methods and requires entities to measure their inventory at the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods therein. The Company does not expect ASU 2015-11 to have a material effect on the Company’s results of operations.

In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect ASU 2015-15 to have a material effect on the Company’s results of operations; however, it could impact future balance sheet presentation and financial statement disclosures related to the Company's debt issuance costs.

The Company plans to implement ASU No 2015-03 and 2015-15 for its year commencing on January 1, 2016.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts in the period in which the adjustment amount is determined. The acquirer is also required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition the acquirer is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. The Company does not expect ASU 2015-16 to have a material effect on the Company’s results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our financial outlook and the financial outlook of the ATM industry and the continued usage of cash by consumers at rates near historical patterns;
•	our ability to respond to recent and future network and regulatory changes, including forthcoming requirements surrounding Europay, MasterCard, and Visa (“EMV”) security standards;
•	our ability to renew our existing customer relationships on comparable economic terms and add new customers;
•	our ability to pursue and successfully integrate acquisitions;
•	changes in interest rates and foreign currency rates;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to manage concentration risks with key customers, vendors and service providers;
•	our ability to prevent thefts of cash;
•	our ability to manage cybersecurity risks and prevent data breaches;
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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (i)  Part II. Other Information, Item 1A. Risk Factors in this Form 10-Q and (ii) Part I. Item 1A. Risk Factors in the 2014 Form 10‑K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of September 30, 2015, we were the world’s largest retail ATM owner, providing services to approximately 190,000 devices throughout the United States (“U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (“U.K.”), Germany, Poland, Canada, and Mexico. In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. Also included in the number of devices in our network as of September 30, 2015 were approximately 112,200 ATMs to which we provided processing services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributers rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee or fee per service provided.

We often partner with large, nationally and regionally-known retail merchants under multi-year contracts to place our ATMs and kiosks within their store locations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our devices will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs and financial services kiosks, as well as to other ATMs owned and operated by third parties.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs globally, provides surcharge-free ATM access to customers of approximately 1,300 participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. Allpoint includes a majority of our ATMs in the U.S., and a portion of the Company’s ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

For additional discussion of our operations and the manner in which we derive revenues, please refer to our 2014 Form 10-K.

Strategic Outlook

Our strategy is to leverage the expertise and scale we have built in our two largest markets, the U.S. and U.K., to continue to expand in those markets, continue to grow in our other markets, and to drive expansion into new international markets to enhance our position as a leading provider of automated consumer financial services. To do so, we will continue to partner with leading financial institutions and retailers to expand our network of conveniently located ATMs and financial services kiosks. Additionally, we will seek to deploy additional products and services that will further incentivize consumers to utilize our network of devices. In order to execute this strategy, we endeavor to:

•

Increase our Number of Deployed Devices with Existing and New Merchant Relationships. We believe that there are opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, many of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we seek opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale positions us to successfully market to and enter into long-term contracts with additional leading merchants. In addition, we believe our existing relationships with leading U.S. and U.K. based retailers positions us to expand into international locations where these partners have operations.

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

•

Work with Non-Traditional Financial Institutions and Card Issuers to Further Leverage our Extensive ATM and Financial Services Kiosk Network. We believe there are opportunities to develop or expand relationships with non-traditional financial institutions and card issuers, such as reloadable prepaid card issuers and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their card offerings. Additionally, we believe that many of the prepaid debit card issuers in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored-value prepaid debit cards to provide the customers of these issuers with convenient and surcharge-free access to cash.

•

Increase Transaction Levels at our Existing Locations. We believe there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the customers that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank-branding and network-branding, we have developed and are continuing to develop new initiatives to drive incremental transactions to our existing ATM locations. For example, we have developed a data analysis technology that we refer to as SightLine to analyze transaction patterns at our ATMs, which we believe has value to retailers and financial institutions alike by enabling them to better understand their customers’ behavior. We are also developing programs to steer cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons, rewards, and other offers that tend to provide incentives for customers to visit our ATMs within our existing retail footprint. While we are in various stages of developing and implementing many of these programs, we believe that these programs, when properly structured, can serve to benefit each party (i.e. the retailer, the financial institution, and the cardholder). These various initiatives are intended to drive increased transaction volumes, which would in turn drive increased revenues to us, and would also be beneficial to our retail and financial institution partners.

•

Develop and Provide Additional Services at our Existing ATMs. Service offerings by ATMs continue to evolve over time. Certain ATM models are capable of providing numerous automated consumer financial services, including check cashing, image deposit capture, money transfer, bill payment services, and stored-value card reload services. Certain of our devices are capable of, and currently provide, these types of services. We believe these additional consumer financial services offered by our devices, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide convenient broader financial services to their customers at well-known retail locations. We also allow advertisers to place their messages on our ATMs equipped with advertising software in the U.S., Canada, and the U.K. Offering additional services at our devices, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to develop additional products and services that can be delivered through our existing ATM network.

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

•

Pursue International Growth Opportunities. We have invested significant amounts of capital in our U.K., Canada, and Mexico businesses, and we plan to continue to grow our business in these markets, as well as in the recently entered Germany and Poland markets, applying many of the aforementioned strategies. Additionally, we expect to expand our operations into selected other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity to us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market and, other factors.

•

Pursue Acquisition Opportunities. We have historically generated a large part of our growth through acquisitions, and expect to continue to pursue select acquisition opportunities in the future. Since 2011, we have acquired: (i) eight domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S., (ii) two Canadian ATM operators, which allowed us to enter into and expand our international presence in Canada, (iii) Cardpoint Limited (“Cardpoint”) in August 2013, which further expanded our U.K. ATM operations and also allowed us to enter into the German market, and (iv) Sunwin Services Group (“Sunwin”) in November of 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate approximately 2,000 existing high-transacting ATMs located at the Co-operative Group (“Co-op”) Food stores and the opportunity to install and operate new ATMs in stores that do not currently have ATMs.

In addition to ATM acquisitions, we have also made strategic acquisitions including (i) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek, (ii) i-design group plc (“i-design”) in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (iii) Columbus Data Services, L.L.C ("CDS") in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth through the strategies described above and with acquisitions. During the nine months ended September 30, 2015, total revenues, on a constant-currency basis, grew by approximately 20.5% over the prior year, reflecting approximately 16.9% growth from acquisitions and 3.6% from organic growth.

Withdrawal Transaction and Revenue Trends – North America. Many banks are reducing the number of branches they operate to reduce their operating costs, giving rise to a desire for automated banking solutions, such as ATMs. Over the last several years, some of the largest banks serving the U.S. market for consumer banking services have begun to aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. As a result, in certain situations, we have faced direct competition from large U.S. banks for ATM placement opportunities. While a large ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank-branding of our ATMs and participation in our surcharge-free network allow financial institutions to rapidly increase and maintain a surcharge-free ATM access for their customers at a substantially lower cost than building and maintaining their own ATM network. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank-branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

In 2014, we received notice from one of our largest branding partners, JP Morgan Chase & Co. (“Chase”), of their intention not to renew or extend a number of ATM branding contracts with us. While this action is having a moderately negative impact on 2015 results, we do not believe that it will have a long-term adverse impact on our financial results and our ability to continue offering bank-branding solutions to financial institutions. We have already reached agreements with several financial institutions and are in advanced discussions with multiple other financial institutions to replace the branding on a significant number of the ATMs previously branded by Chase.

Excluding locations that were impacted by the Chase debranding activity, the remainder of our U.S. fleet produced same-store withdrawals that were essentially flat for both the three and nine months ended September 30, 2015. Same-store revenues for our U.S. ATMs were up approximately 2% for the three months ended September 30, 2015, and this slightly higher growth rate compared to the near-flat same-store withdrawal transaction growth rate is primarily attributable to an increase in bank and network-branding and surcharge rate increases at certain locations.

Total same-store cash withdrawal transactions conducted on our U.S. ATMs decreased for the three and nine months ended September 30, 2015 by 6.3% and 5.4%, respectively, compared to the prior year, inclusive of the locations previously branded by Chase. The decline was due to a number of our ATMs having the Chase brand removed during the first quarter of 2015. This debranding activity caused a shift in consumer behavior at some of our ATMs, as ATMs that were previously free-to-use to Chase cardholders, now charge convenience fees to those cardholders. Chase may also charge its customers an out of network fee, making the ATM less attractive for Chase cardholders to use them. For the remainder of 2015, we expect to see a decline in same-store withdrawal transactions as a result of the debranding activity mentioned above. Excluding ATM locations that have been debranded during the year, we expect an approximately flat withdrawal transaction growth rate on a same-store basis on our domestic ATMs in the near-term.

In July 2015, we received notification from 7-Eleven, Inc. (“7-Eleven”) that 7-Eleven does not intend on renewing its ATM placement agreement with us upon expiration of the agreement in mid-2017. 7-Eleven announced that it has selected a related entity of 7-Eleven’s parent company as its next ATM provider. 7-Eleven in the U.S. represents the single largest merchant customer in our portfolio, and comprised approximately 17.5% and 22.0% of our unaudited pro forma revenues for the years ended December 31, 2014 and 2013, respectively. The existing agreement between Cardtronics and 7-Eleven remains in effect until mid-2017. At this time, we do not expect a significant change in our revenues and earnings through mid-2017 as a result of this notification. See Part II. Other Information, Item 1A. Risk Factors.

Withdrawal Transaction and Revenue Trends – Europe. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging pay-to-use ATMs in the U.K., which is our largest operation in Europe, due in part to our major corporate customer contract additions that tend to operate mostly in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use machines have generally translated into higher overall revenues. Our same-store withdrawal transactions have been slightly negative  (2.0 -  3.0%) in recent periods in the U.K. However, in the current quarter, our overall organic revenue growth rate in Europe was over 10% on a constant-currency basis, driven primarily by success in the U.K., as we have been able to secure several ATM operating agreements with new and existing relationships and we also benefited from a higher interchange rate. Additionally, through our significant operating scale in this market, we have been able to grow our profit margins with the additional revenues from the expanded ATM estate.

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

In July 2013, the European Commission put forward a new draft directive to regulate payment service providers operating in the European Union (“PSD2”). Broadly, PSD2 sought to harmonize rules for the licensing of payment institutions and introduce certain common rules applicable to all payment service providers (“PSPs”) throughout the European Union. PSD2 set out the rights and obligations of payment service users and PSPs together with transparency and security requirements to facilitate safe, efficient payment transactions. PSD2 was finalized on October 8, 2015, carrying forward the exemption related to independent ATM operators that was present in the prior directive (“PSD1”).

Europay, MasterCard, Visa (“EMV”) Standard in the U.S. The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” This standard has already been adopted in the U.K., Germany, Poland, Mexico, and Canada, and our ATMs in those markets are in compliance. In the U.S., MasterCard has announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) on various dates. MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, to date, we have not experienced and do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1.0% of our U.S. transaction volume. As of the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses. To date, we have seen minimal fraud losses. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur starting in October 2016. In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, all of our recent ATM deployments have been with ATMs that are EMV-ready, and we plan to upgrade the majority of our U.S. fleet in advance of the October 2016 MasterCard liability shift date for domestic transactions. We have commenced our plan to make our U.S. fleet EMV-compliant, and currently estimate that the incremental potential cost to make our entire current Company-owned U.S. ATM fleet, inclusive of recent acquisitions, fully compliant with the EMV standard is approximately $40.0 million to $50.0 million, a portion of which was incurred during 2014 and 2015. With the increased capital investments required as a result of EMV, our depreciation expense will likely increase in the future. Additionally, there is a possibility that we could incur asset write-offs or accelerated depreciation expense on certain ATM units. We may experience a higher rate of unit count attrition for our merchant-owned ATMs as a result of this standard, however, we are currently offering programs to make EMV upgrades attractive to merchants that own their own ATMs. At this time, through a combination of ordinary replacement of equipment, routine scheduled maintenance visits to our ATMs, and evolving technology to meet compliance, we do not expect the U.S. EMV standard, being driven by MasterCard- and Visa-announced liability shifts, to have a major impact on our operating results.

Capital Investments. In the next twelve to eighteen months, we anticipate a moderate increase in the rate of capital investment than our recent run-rate, but we do not expect that this temporary increased level of capital investment will continue past 2016. These expected temporary increases in capital spending levels are being driven by the upcoming EMV requirements discussed above, coupled with many other factors including: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth; (ii) increased demand from merchants and financial institutions for multi-function ATMs; (iii) competition for new merchant and customer contracts and a  significant number of long-term renewals of existing merchant contracts; (iv) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security and to continue running supported versions; and (v) other compliance related matters. As a result of the increased capital investments being planned, we are working to optimize our existing assets, but it is possible that as a result of this activity we could incur some asset write-offs or impairments and increased depreciation expense in the near term. However, we project that the long-term revenue benefits of the investments will drive increased profitability in future periods and allow us to expand our position as the leading ATM operator of non-bank branch locations.

Acquisitions. On July 1, 2015, we completed the acquisition of CDS for a total purchase price of $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

Divestitures. On July 1, 2015, we completed the divestiture of our retail cash-in-transit operation in the U.K. This business component, which mainly relates to the collection of cash by couriers at retail locations, was originally acquired through the Sunwin acquisition completed in November 2014. As this component was not deemed to be a core part of our on-going strategy, the business was sold to a third party operator. We expect to receive estimated proceeds of £23.2 million, or approximately $36.0 million on the sale transaction. Of this amount, £18.7 million, or approximately $29.1 million, was received during the third quarter. As of September 30, 2015, the gain recognized on this transaction was $14.7 million, recognized within the (Gain) loss on disposal of assets line item on the accompanying Consolidated Statement of Operations. We also recorded approximately $10.7 million in costs associated with the sale of the assets and costs to close certain facilities in the U.K. that were no longer profitable to operate as a result of the sale of the non-core retail cash-in-transit operation. These costs and other costs, including excess operating costs associated with work that was in transition to other facilities during the period, are recorded within the Acquisition and divestiture-related expense line in the accompanying Consolidated Statement of Operations.

For additional discussion related to the acquisition and divestiture discussions above, see Item 1. Financial Statements, Note 2. Acquisitions and Divestitures.

Factors Impacting Comparability Between Periods

•

Foreign Currency Exchange Rates. Our reported financial results are subject to fluctuations in exchange rates. With relatively minor fluctuations in the average rates from 2011 to 2014, our overall results have not been significantly impacted. However, during the second half of 2014, the U.S. dollar began to significantly appreciate in value relative to the currencies we transact business in our foreign operations. During the nine months of 2015, our results were adversely impacted by a strengthened U.S. dollar. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the foreign markets in which we operated caused our reported revenues to be lower by approximately $32.1 million or 3.6% for the nine months ended September 30, 2015.

•

Acquisitions and Divestitures. The results of operations for any acquired entities during a particular year have been included in our consolidated results for that year since the respective dates of acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated results since the dates of divestiture.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
ATM operating revenues	95.3%	96.6%	93.9%	96.9%
ATM product sales and other revenues	4.7	3.4	6.1	3.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	59.5	62.9	59.9	63.6
Cost of ATM product sales and other revenues	4.5	3.3	5.6	3.0
Total cost of revenues	63.9	66.3	65.5	66.7
Gross profit	36.1	33.7	34.5	33.3
Operating expenses:
Selling, general, and administrative expenses	11.5	10.4	11.2	10.4
Acquisition and divestiture-related expenses	4.3	0.9	2.4	1.7
Depreciation and accretion expense	7.1	7.1	7.2	7.4
Amortization of intangible assets	3.2	3.0	3.2	3.2
(Gain) loss on disposal of assets	(3.9)	0.4	(1.4)	0.2
Total operating expenses	22.2	21.8	22.6	22.9
Income from operations	13.9	11.9	11.9	10.5
Other expense:
Interest expense, net	1.6	2.0	1.6	2.1
Amortization of deferred financing costs and note discount	0.9	1.8	0.9	1.3
Redemption costs for early extinguishment of debt	—	2.9	—	1.2
Other expense (income)	0.3	0.6	0.3	(0.5)
Total other expense	2.9	7.4	2.9	4.2
Income before income taxes	11.0	4.5	9.0	6.3
Income tax expense	4.1	1.7	3.3	2.4
Net income	7.0	2.9	5.7	4.0
Net loss attributable to noncontrolling interests	(0.1)	(0.2)	(0.1)	(0.1)
Net income attributable to controlling interests and available to common stockholders	7.1%	3.0%	5.8%	4.1%

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $27.2 million and $23.9 million for the three months ended September 30, 2015 and 2014, respectively, and $77.8 million and $72.4 million for the nine months ended September 30, 2015 and 2014, respectively. The inclusion of such amounts in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 8.7% and 9.0% for the three months ended September 30, 2015 and 2014, respectively, and 8.7% and 9.4% for the nine months ended September 30, 2015 and 2014, respectively.

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

EXCLUDING ACQUISITIONS:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average number of transacting ATMs:
United States: Company-owned	31,114	30,338	30,635	29,895
United Kingdom	13,639	12,194	13,231	11,920
Mexico	1,432	2,191	1,558	2,174
Canada	1,915	1,686	1,757	1,663
Germany and Poland	1,048	882	987	871
Subtotal	49,148	47,291	48,168	46,523
United States: Merchant-owned (1)	17,542	22,002	16,911	22,152
Average number of transacting ATMs – ATM operations	66,690	69,293	65,079	68,675

Managed Services and Processing
United States: Managed services – Turnkey	2,181	2,155	2,165	2,121
United States: Managed services – Processing Plus and Processing operations, net	15,700	12,298	14,666	11,794
United Kingdom: Managed services	20	21	20	21
Canada: Managed services	1,120	668	1,011	426
Average number of transacting ATMs – Managed services and processing	19,021	15,142	17,862	14,362

Total average number of transacting ATMs	85,711	84,435	82,941	83,037

Total transactions (in thousands):
ATM operations	265,950	264,494	771,682	766,860
Managed services and processing, net	23,764	19,958	66,810	56,071
Total transactions	289,714	284,452	838,492	822,931

Cash withdrawal transactions (in thousands):
ATM operations	159,020	156,562	466,780	453,627

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	795	753	797	734

ATM operating revenues	$1,239	$1,197	$1,230	$1,174
Cost of ATM operating revenues (2)	779	781	787	771
ATM operating gross profit (2) (3)	$460	$416	$443	$403

ATM operating gross profit margin (2) (3)	37.1%	34.8%	36.0%	34.3%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services – Processing Plus and Processing operations, net category below.
(2)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our Consolidated Statements of Operations.
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

INCLUDING ACQUISITIONS:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average number of transacting ATMs:
United States: Company-owned	38,510	30,338	38,310	29,895
United Kingdom	15,582	12,194	14,762	11,920
Mexico	1,432	2,191	1,558	2,174
Canada	1,915	1,686	1,757	1,663
Germany and Poland	1,048	882	987	871
Subtotal	58,487	47,291	57,374	46,523
United States: Merchant-owned (1)	19,609	22,002	20,301	22,152
Average number of transacting ATMs – ATM operations	78,096	69,293	77,675	68,675

Managed Services and Processing
United States: Managed services – Turnkey	2,181	2,155	2,165	2,121
United States: Managed services – Processing Plus and Processing operations, net (2)	107,326	12,298	61,421	11,794
United Kingdom: Managed services	20	21	20	21
Canada: Managed services	1,120	668	1,011	426
Average number of transacting ATMs – Managed services and processing	110,647	15,142	64,617	14,362

Total average number of transacting ATMs	188,743	84,435	142,292	83,037

Total transactions (in thousands):
ATM operations	327,269	264,494	926,921	766,860
Managed services and processing, net (2)	170,896	19,958	239,701	56,071
Total transactions	498,165	284,452	1,166,622	822,931

Cash withdrawal transactions (in thousands):
ATM operations	197,365	156,562	564,072	453,627

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	842	753	807	734

ATM operating revenues	$1,199	$1,197	$1,153	$1,174
Cost of ATM operating revenues (3)	753	781	739	771
ATM operating gross profit (3) (4)	$446	$416	$414	$403

ATM operating gross profit margin (3) (4)	37.2%	34.8%	35.9%	34.3%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services – Processing Plus and Processing, net category below.
(2)

The notable increase in the United States: Managed services – Processing Plus and Processing operations, net category is mostly attributable to the July 1, 2015 acquisition of CDS and the incremental number of transacting ATMs for which CDS provides processing services.

(3)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our Consolidated Statements of Operations.
(4)

ATM operating gross profit and ATM operating gross profit margin are measures of profitability that are calculated based on only the revenues and expenses that relate to operating ATMs in our portfolio. Revenues and expenses relating to managed services, processing, and ATM equipment sales and other ATM-related services are not included.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
ATM operating revenues
North America	$206,885	$186,667	10.8%	$596,198	$547,616	8.9%
Europe	92,473	71,775	28.8%	252,884	203,801	24.1%
Eliminations	(2,522)	(1,663)	51.7%	(6,787)	(4,447)	52.6%
Total ATM operating revenues	296,836	256,779	15.6%	842,295	746,970	12.8%
ATM product sales and other revenues
North America	9,719	8,466	14.8%	27,318	22,663	20.5%
Europe	4,795	602	n/m %	27,384	1,315	n/m %
Total ATM product sales and other revenues	14,514	9,068	60.1%	54,702	23,978	128.1%
Total revenues	$311,350	$265,847	17.1%	$896,997	$770,948	16.3%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

ATM operating revenues. ATM operating revenues generated during the three months ended September 30, 2015 increased  $40.1 million, or 15.6%, from the three months ended September 30, 2014. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Three Months Ended September 30, 2014 to
	Three Months Ended September 30, 2015
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$5,248	$(2,104)	$—	$3,144
Interchange revenues	845	22,965	—	23,810
Bank-branding and surcharge-free network revenues	5,474	—	—	5,474
Managed services revenues	2,525	(4)	—	2,521
Other revenues	6,126	(159)	(859)	5,108
Total increase in ATM operating revenues	$20,218	$20,698	$(859)	$40,057

North America. Our North American operations, which include our operations in the U.S., Canada, Mexico, and Puerto Rico, experienced a $20.2 million, or 10.8%, increase in ATM operating revenues during the three months ended September 30, 2015 when compared to the same period in 2014. The Welch ATM (“Welch”) acquisition completed during the fourth quarter of 2014 and the CDS acquisition completed during the third quarter of 2015 accounted for the majority of the increase during the quarter. Our Canadian operations also experienced revenue growth, driven by an increase in the number of transacting ATMs. The growth in our Canada operation was offset by a decline in Mexico.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.S. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends – North America above.

Europe. Our European operations, which include our operations in the U.K., Germany, and Poland, experienced a $20.7 million, or 28.8%, increase in ATM operating revenues during the three months ended September 30, 2015 when compared to the same period in 2014.  The acquisition of a new ATM operating agreement with Co-op Food completed during the fourth quarter of 2014 accounted for the majority of the increase. Our core European business also generated organic revenue growth rate of over 10%  on a constant-currency basis during the three months ended September 30, 2015, driven mostly by an increase in the number of transacting ATMs, from business with new merchants. Our European results would have been higher by $7.9 million, or an additional 8.6%, absent adverse foreign currency exchange rate movements from the prior year.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our U.K. operations, see Recent Events and Trends - Withdrawal Transaction and Revenue Trends –Europe above.

ATM product sales and other revenues. ATM product sales and other revenues for the three months ended September 30, 2015 totaled $14.5 million, representing an increase of $5.4 million from the same period in 2014. This increase was primarily attributable to higher ATM equipment sales to merchants and distributors in the U.S. and our acquisition of Sunwin in the U.K. during the fourth quarter of 2014, which contributed approximately $3.8 million of the increase.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

ATM operating revenues. ATM operating revenues generated during the nine months ended September 30, 2015 increased  $95.3 million, or 12.8%, from the nine months ended September 30, 2014. Below is the detail, by segment, of the changes in the various components of ATM operating revenues:

	Variance: Nine Months Ended September 30, 2014 to
	Nine Months Ended September 30, 2015
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenue	$15,000	$(8,097)	$—	$6,903
Interchange revenue	2,180	57,413	—	59,593
Bank-branding and surcharge-free network revenues	14,558	—	—	14,558
Managed services revenues	9,046	(13)	—	9,033
Other revenues	7,798	(220)	(2,340)	5,238
Total increase in ATM operating revenues	$48,582	$49,083	$(2,340)	$95,325

North America. Our North American operations, which include our operations in the U.S., Canada, Mexico, and Puerto Rico, experienced a $48.6 million, or 8.9%, increase in ATM operating revenues during the nine months ended September 30, 2015 when compared to the same period in 2014. The Welch acquisition completed during the fourth quarter of 2014 and the CDS acquisition completed during the third quarter of 2015 accounted for the majority of the increase during the period. Based on the same factors described above in the three months ended September 30, 2015, our Canadian operations experienced revenue growth partially offset by a decline in Mexico.

Europe. Our European operations, which include our operations in the U.K., Germany, and Poland, experienced a $49.1 million, or 24.1%, increase in ATM operating revenues during the nine months ended September 30, 2015 when compared to the same period in 2014. The acquisition of a new ATM operating agreement with Co-op Food completed during the fourth quarter 2014 accounted for the majority of the increase. Our core European business also generated organic revenue growth rate of over 10%  on a constant-currency basis during the nine months ended September 30, 2015, driven mostly by an increase in the number of transacting ATMs. Our European results would have been higher by $24.3 million or an additional 9.6%, absent adverse foreign currency exchange rate movements from the prior year.

ATM product sales and other revenues. ATM product sales and other revenues for the nine months ended September 30, 2015 totaled $54.7 million, representing an increase of $30.7 million from the same period in 2014.  This increase was primarily attributable to our acquisition of Sunwin in the U.K. during the fourth quarter of 2014, which contributed approximately $24.2 million of the increase

Cost of Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (1)
North America	$127,284	$119,419	6.6%	$371,226	$349,754	6.1%
Europe	60,380	49,550	21.9%	172,744	145,138	19.0%
Eliminations	(2,522)	(1,663)	51.6%	(6,787)	(4,447)	52.6%
Total cost of ATM operating revenues	185,142	167,306	10.7%	537,183	490,445	9.5%
Cost of ATM product sales and other revenues
North America	9,844	8,665	13.6%	27,142	22,617	20.0%
Europe	4,048	207	n/m %	23,051	819	n/m %
Total cost of ATM product sales and other revenues	13,892	8,872	56.6%	50,193	23,436	114.2%
Total cost of revenues (1)	$199,034	$176,178	13.0%	$587,376	$513,881	14.3%

(1)	Exclusive of depreciation, accretion, and amortization of intangible assets.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the three months ended September 30, 2015 increased  $17.8 million, or 10.7%, when compared to the same period in 2014. The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Variance: Three Months Ended September 30, 2014 to
	Three Months Ended September 30, 2015
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$907	$6,538	$—	$7,445
Vault cash rental	523	1,063	—	1,586
Other costs of cash	1,163	(5,311)	—	(4,148)
Repairs and maintenance	60	2,058	—	2,118
Communications	629	841	—	1,470
Transaction processing	(53)	1,135	(769)	313
Stock-based compensation	(60)	—	—	(60)
Other expenses	4,696	4,506	(90)	9,112
Total increase in cost of ATM operating revenues	$7,865	$10,830	$(859)	$17,836

North America. During the three months ended September 30, 2015, our North American operations experienced a $7.9 million, or 6.6%, increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2014, which was primarily driven by the Welch acquisition completed during the fourth quarter of 2014, and to a lesser degree, the CDS acquisition completed during the third quarter of 2015.

Europe. During the three months ended September 30, 2015, our European operations experienced a $10.8 million, or 21.9%, increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2014. The Co-op Food ATM acquisition and our organic revenue growth drove the majority of the increase, which was partially offset by lower operating costs from continued realization of cost improvements, particularly in the area of cost of cash, which was driven by more favorable pricing on our vault cash supply. Additionally, through the Sunwin acquisition completed in 2014, we are now able to service a higher percentage of our ATMs in the U.K. with internal resources for cash delivery services, which drove a reduction in the other costs of cash line in the table above. This cost decrease is partly offset by an increase in the Other expenses category in the table above, as the former Sunwin employee costs and related facility and operating costs are now included in the Other Expenses category. Changes in currency exchange rates also lowered our operating costs by approximately  $5.8 million, or an additional 9.5%, compared to the same period last year.

Cost of ATM product sales and other revenues. The increase in cost of ATM product sales and other revenues of  $5.0 million for the three months ended September 30, 2015 compared to the same period in 2014 is consistent with the increase in related revenues, as discussed above, and is primarily related to our acquisition of Sunwin during the fourth quarter of 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). The cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the nine months ended September 30, 2015 increased  $46.7 million, or 9.5%, when compared to the same period in 2014. The following is a detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Variance: Nine Months Ended September 30, 2014 to
	Nine Months Ended September 30, 2015
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$3,513	$14,850	$—	$18,363
Vault cash rental	2,421	3,167	—	5,588
Other costs of cash	3,940	(13,547)	—	(9,607)
Repairs and maintenance	1,149	5,964	—	7,113
Communications	1,866	2,193	—	4,059
Transaction processing	809	2,290	(2,168)	931
Stock-based compensation	(129)	—	—	(129)
Other expenses	7,903	12,689	(172)	20,420
Total increase in cost of ATM operating revenues	$21,472	$27,606	$(2,340)	$46,738

North America. During the nine months ended September 30, 2015, our North American operations experienced a $21.5 million, or 6.1%, increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2014, which was primarily driven by the Welch acquisition completed during the fourth quarter of 2014.

Europe. During the nine months ended September 30, 2015, our European operations experienced a $27.6 million, or 19.0%, increase in the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) when compared to the same period in 2014. Similar to the factors described above in the analysis of the three months ended September 30, 2015, the Co-op Food ATM acquisition drove the majority of the increase, which was partially offset by lower operating costs from continued realization of cost improvements and changes in currency exchange rates. Changes in currency exchange rates also lowered our operating costs by $16.7 million, or an additional 9.7%, compared to the same period last year. Additionally, through the Sunwin acquisition completed in 2014, we are now able to service a higher percentage of our ATMs in the U.K. with internal resources for cash delivery services, which drove a reduction in the other costs of cash line in the table above. This cost decrease is partly offset by an increase in the Other expenses category in the table above, as the former Sunwin employee costs and related facility and operating costs are now included in the Other Expenses category. This cost decrease is partly offset by increased in internal labor, facility and other costs included in the other expense category in the table above.

Cost of ATM product sales and other revenues. The cost of ATM product sales and other revenues for the nine months ended September 30, 2015 totaled $50.2 million, representing an increase of  $26.8 million from the same period in 2014.

This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to our acquisition of Sunwin during the fourth quarter of 2014.

Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	37.6%	34.8%	36.2%	34.3%
Inclusive of depreciation, accretion, and amortization of intangible assets	28.5%	25.5%	27.0%	24.6%
ATM product sales and other revenues gross profit margin	4.3%	2.2%	8.2%	2.3%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	36.1%	33.7%	34.5%	33.3%
Inclusive of depreciation, accretion, and amortization of intangible assets	27.3%	24.7%	25.8%	23.9%

ATM operating gross profit margin. For the three and nine months ended September 30, 2015, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization of intangible assets increased when compared to the same periods in 2014. The increase is primarily a result of our revenue growth and continuation of cost improvements in our U.K. and U.S. operations.

ATM product sales and other revenues gross profit margin. For the three and nine months ended September 30, 2015, our gross profit margin on ATM product sales and other revenues increased primarily as a result of the Sunwin acquisition in November 2014, which generates higher gross profit margins than our U.S. equipment sales business, which comprised the majority of the result in this category during the 2014 period.

Selling, General, and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$30,883	$23,452	31.7%	$87,341	$69,555	25.6%
Stock-based compensation	4,876	4,231	15.2%	13,488	10,581	27.5%
Total selling, general, and administrative expenses	$35,759	$27,683	29.2%	$100,829	$80,136	25.8%

Percentage of total revenues:
Selling, general, and administrative expenses	9.9%	8.8%		9.7%	9.0%
Stock-based compensation	1.6%	1.6%		1.5%	1.4%
Total selling, general, and administrative expenses	11.5%	10.4%		11.2%	10.4%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation, increased  $7.4 million, or 31.7%, and $17.8 million, or 25.6%, for the three and nine months ended September 30, 2015, respectively, when compared to the same period in 2014. This increase was due to the following: (i) higher payroll-related costs compared to the same periods in 2014 due to increased headcount, including employees added from our acquisitions completed during 2014; (ii) increased office and facilities costs, a portion of which is attributable to our acquisitions completed during 2014; (iii) higher legal and professional expenses; and (iv) increased costs related to strengthening our information technology and product development organizations.

Stock-based compensation. Stock-based compensation increased  $0.6 million, or 15.2%, and $2.9 million, or 27.5%, for the three and nine months ended September 30, 2015, respectively, when compared to the same period in 2014. These increases were primarily attributable to an increase in employee headcount, driven by acquisitions and overall growth in the business. For additional details on equity awards, see Item 1. Financial Statements, Note 3. Stock-Based Compensation.

Acquisition and Divestiture-related Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Acquisition and divestiture-related expenses	$13,289	$2,299	478.0%	$21,207	$13,028	62.8%

Percentage of total revenues	4.3%	0.9%		2.4%	1.7%

Acquisition and divestiture-related expenses. Acquisition and divestiture-related expenses increased  $11.0 million and $8.2 million for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014. The increase is primarily attributable to the 2014 acquisition of Sunwin and the subsequent integration costs, as well as divestiture and closure costs associated with the sale of certain non-core operations that were incurred during the three months ended September 30, 2015. During the three months ended September 30, 2015, we divested the operation of our retail cash-in-transit operation that was not deemed to be a core part of our on-going strategy of operating ATMs in the U.K. This business related to cash delivery and pick-up at retail sites in the U.K. and was not associated with replenishment of cash at ATMs. This business component was originally acquired through the Sunwin acquisition in late 2014. In conjunction with the sale of this business component, we closed six cash depots that were not part of the sale but were no longer necessary or economical to operate based on the remaining work at these facilities.  The divestiture-related costs incurred during the third quarter 2015 totaled $10.7 million and relate to employee severance, lease exit costs, operating costs associated with the six depots we closed and other divestiture-related costs. These costs partly offset the net gain we recorded of $14.7 million related to the sale of the retail cash-in-transit operations.  See further discussion below in the (Gain)  Loss on Disposal of Assets section. For additional details, see Item 1. Financial Statements, Note 2. Acquisitions and Divestitures.

Depreciation and Accretion Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Depreciation expense	$21,504	$18,133	18.6%	$62,417	$54,382	14.8%
Accretion expense	623	816	(23.7)%	1,725	2,510	(31.3)%
Depreciation and accretion expense	$22,127	$18,949	16.8%	$64,142	$56,892	12.7%

Percentage of total revenues:
Depreciation expense	6.9%	6.8%		7.0%	7.1%
Accretion expense	0.2%	0.3%		0.2%	0.3%
Depreciation and accretion expense	7.1%	7.1%		7.2%	7.4%

Depreciation expense. For the three and nine months ended September 30, 2015, depreciation expense increased  $3.4 million, or 18.6%, and $8.0 million, or 14.8%, respectively, when compared to the same periods in 2014 primarily as a result of the various acquisitions during the last twelve months and the deployment of additional Company-owned ATMs over the past year as a result of our organic ATM unit growth.

Accretion expense. For the three and nine months ended September 30, 2015, accretion expense decreased  $0.2 million, or 23.7%, and $0.8 million, or 31.3%, respectively, when compared to the same period in 2014. This decrease is primarily due to a change in accounting estimate regarding our future costs associated with asset retirement obligations. When we install ATMs we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases, restore the ATM site at certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Amortization of intangible assets	$10,048	$7,965	26.2%	$29,040	$24,647	17.8%

Percentage of total revenues	3.2%	3.0%		3.2%	3.2%

Amortization of intangible assets relates primarily to merchant contracts and relationships recorded in connection with purchase price accounting valuations for completed acquisitions. The increase in amortization of intangible assets of $2.1 million, or 26.2%, and $4.4 million, or 17.8%,  for the three and nine months ended September 30, 2015, respectively, when compared to the same period in 2014 was primarily due to the addition of intangible assets from the acquisitions completed during the last twelve months.

(Gain)  Loss on Disposal of Assets

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015	2014	% Change		2015	2014	% Change
	(In thousands)				(In thousands)
(Gain) loss on disposal of assets	$(12,139)	$1,078	n/m	%	$(12,425)	$1,662	n/m	%

Percentage of total revenues	(3.9)%	0.4%			(1.4)%	0.2%

(Gain) loss on disposal of assets for nine months ended September 30, 2015 is related to a net $16.4 million gain (of which approximately $14.7 million was recorded during the three months ended September 30, 2015) recognized on the divestiture of our non-core business components in the U.K. completed in February 2015 and July 2015. See the Acquisition and Divestiture-related Expenses section above for additional information on the costs incurred in association with the sale occurring during the three months ended September 30, 2015. The gains on the sales of the non-core businesses in the U.K. were partly offset by losses on asset disposals in the ordinary course of business. Also, see Item 1. Financial Statements, Note 2. Acquisitions and Divestitures.

Interest Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Interest expense, net	$5,033	$5,423	(7.2)%	$14,496	$16,167	(10.3)%
Amortization of deferred financing costs and note discount	2,859	4,895	(41.6)%	8,455	10,342	(18.2)%
Total interest expense, net	$7,892	$10,318	(23.5)%	$22,951	$26,509	(13.4)%

Percentage of total revenues	2.5%	3.9%	2.6%	3.4%

Interest expense, net. Interest expense, net, decreased  $0.4 million, or 7.2%, and $1.7 million, or 10.3%, during the three and nine months ended September 30, 2015 when compared to the same period in 2014. These decreases were primarily the result of the 2014 retirement of our 8.250% senior subordinated notes due 2018 (the “2018 Notes”) and the issuance of lower rate 5.125% senior notes due 2022 (the “2022 Notes”) during the third quarter of 2014. This impact was partially offset by increased borrowings outstanding under our revolving credit facility following the July 1, 2015 acquisition of CDS.  For additional details, see Item 1. Financial Statements, Note 8. Long-Term Debt.

Amortization of deferred financing costs and note discount. Amortization of deferred financing costs and note discount decreased approximately $2.0 million during both the three and nine months ended September 30, 2015, compared to the same period in 2014. The amortization expense associated with the deferred financing costs related to the 2022 Notes was lower than the deferred financing costs related to the 2018 Notes.

Redemption Costs for Early Extinguishment of Debt

In connection with the early extinguishment of the 2018 Notes, we recorded a $7.7 million and $9.1 million pre-tax charge during the three and nine months ended September 30, 2014, respectively, related to the premium paid for the redemption, which is included in the 2014 Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations.

Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% Change	2015	2014	% Change
	(In thousands)			(In thousands)
Income tax expense	$12,629	$4,397	187.2%	$29,837	$18,185	64.1%

Effective tax rate	36.8%	36.7%		36.8%	37.4%

The effective tax rate for the quarter ended September 30, 2015 is consistent with that of the same period in 2014. The slight decrease in the effective tax rate during the nine month ended September 30, 2015, when compared to the same period in 2014, is attributable to the change in the mix of earnings across jurisdictions.

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

Adjusted EBITDA excludes depreciation, accretion, and amortization of intangible assets as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes stock-based compensation, acquisition and divestiture-related expenses, certain other non-operating and nonrecurring items, gains or losses on disposal of assets, our obligations for the payment of income taxes, interest expense and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Adjusted Net Income represents net income computed in accordance with GAAP, before amortization of intangible assets, gains or losses on disposal of assets, stock-based compensation expense, certain other expense (income) amounts, nonrecurring expenses, and acquisition and divestiture-related expenses, and uses an estimated long-term cash tax rate of 32.0% for the three and nine months ended September 30, 2015 and 2014, with certain adjustments for noncontrolling interests. Adjusted EBITDA % is calculated by taking Adjusted EBITDA over GAAP total revenues. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions. The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt.

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

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income, (In thousands, excluding share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to controlling interests	$22,009	$8,064	$52,239	$31,618
Adjustments:
Interest expense, net	5,033	5,423	14,496	16,167
Amortization of deferred financing costs and note discount	2,859	4,895	8,455	10,342
Redemption costs for early extinguishment of debt	—	7,722	—	9,075
Income tax expense	12,629	4,397	29,837	18,185
Depreciation and accretion expense	22,127	18,949	64,142	56,892
Amortization of intangible assets	10,048	7,965	29,040	24,647
EBITDA	$74,705	$57,415	$198,209	$166,926

Add back:
(Gain) loss on disposal of assets	(12,139)	1,078	(12,425)	1,662
Other expense (income)	1,067	1,665	2,882	(3,565)
Noncontrolling interests (1)	(336)	(428)	(1,047)	(1,192)
Stock-based compensation expense (2)	5,147	4,561	14,360	11,464
Acquisition and divestiture-related expenses (3)	13,289	2,299	21,207	13,028
Adjusted EBITDA	$81,733	$66,590	$223,186	$188,323
Less:
Depreciation and accretion expense (2)	22,014	18,622	63,767	55,869
Adjusted EBITA	$59,719	$47,968	$159,419	$132,454
Less:
Interest expense, net (2)	5,033	5,416	14,493	16,139
Adjusted pre-tax income	54,686	42,552	144,926	116,315
Income tax expense (4)	17,500	13,609	46,376	37,216
Adjusted Net Income	$37,186	$28,943	$98,550	$79,099

Adjusted Net Income per share	$0.83	$0.65	$2.20	$1.79
Adjusted Net Income per diluted share	$0.82	$0.64	$2.17	$1.76

Weighted average shares outstanding - basic	44,833,117	44,370,460	44,769,661	44,304,092
Weighted average shares outstanding - diluted	45,391,667	44,903,657	45,323,784	44,830,780

(1)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our 51.0% ownership interest in the Adjusted EBITDA of Cardtronics Mexico.
(2)	Amounts exclude 49.0% of the expenses incurred by Cardtronics Mexico as such amounts are allocable to the noncontrolling interest stockholders.
(3)

Acquisition and divestiture-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including contract termination and facility exit costs, employee-related severance costs, and related to our recent divestitures,  excess operating costs associated with facilities that are in the process of being shut down or transitioned as a result of recent divestitures.

(4)	Calculated using our estimated long-term, cross-jurisdictional effective cash tax rate of 32.0%.

Reconciliation of Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Cash provided by operating activities	$60,525	$46,189	$147,112	$103,060
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions and divestitures	(47,459)	(23,325)	(103,877)	(65,078)
Free cash flow	$13,066	$22,864	$43,235	$37,982

Liquidity and Capital Resources

Overview

As of September 30, 2015, we had $18.5 million in cash and cash equivalents and $636.0 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities. We have historically used a portion of our cash flows to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our merchants and vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position on our Consolidated Balance Sheet.

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

Operating Activities

Net cash provided by operating activities totaled $147.1 million for the nine months ended September 30, 2015, as compared to $103.1 million during the same period in 2014. The increase in net cash provided by operating activities is attributable to an increase in net income, excluding the impact of non-cash items and was partially offset by an increase in net working capital.

Investing Activities

Net cash used in investing activities totaled $171.1 million for the nine months ended September 30, 2015, compared to $73.9 million during the same period in 2014. The change in net cash used in investing activities is primarily related to increases in additions to property and equipment and amounts paid for acquisitions, partly offset by proceeds from divestitures.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in,  Recent Events and Trends – Capital Investments. Our capital expenditures for the remainder of 2015 are estimated to total approximately $35.0 million, supporting new business growth, along with technology and compliance upgrades to enhance our existing ATM equipment with additional functionalities. We expect such expenditures to be funded primarily through cash generated from our operations and borrowings under our revolving credit facility.

Acquisitions and divestitures. On July 1, 2015, we completed the acquisition of CDS for a total purchase price of approximately $80.6 million and the divestiture of the retail cash-in-transit operation in the U.K., originally acquired through the Sunwin acquisition in 2014.

We continually evaluate selected acquisition opportunities that complement our existing business. We believe that expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility or other financing sources that may be available to us. We also continually evaluate our business activities and will from time to time divest of assets and businesses that are not aligned with our long-term strategy.

Financing Activities

Net cash provided by financing activities totaled $13.3 million for the nine months ended September 30, 2015, compared to $25.6 million during the same period in 2014. The cash provided by financing activities during the nine months ended September 30, 2015 was primarily due to the net additional borrowings on our revolving credit facility. The net cash provided by financing activities during the nine months ended September 30, 2014 primarily related to the proceeds from the issuance of the 2022 Notes. These cash outflows were mostly offset by the net cash used to retire the 2018 Notes.

Financing Facilities

As of September 30, 2015, we had approximately $636.0 million in outstanding long-term debt, which was primarily comprised of: (i) $287.5 million of the Convertible Notes of which $232.2 million was recorded on our balance sheet net of the unamortized note discount, (ii) $250.0 million of the 2022 Notes, and (iii) $153.8 million in borrowings under our revolving credit facility.

Revolving Credit Facility. As of September 30, 2015, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This revolving credit facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the Credit Agreement governing the revolving credit facility) and can be increased up to $500.0 million under certain conditions and subject to additional commitments from the lender group. On May 26, 2015, we entered into a second amendment (the “Second Amendment”) to our amended and restated credit agreement (the “Credit Agreement”). Under the Second Amendment, a new $75.0 million tranche (the “European Commitments”) was created under which Cardtronics Europe Limited (“Cardtronics Europe”), a subsidiary of Cardtronics, Inc. can borrow directly from the existing lenders in different currencies. The Second Amendment provides for sub-limits under the European Commitments of $15.0 million for swingline loans and $15.0 million for letters of credit. In addition, the Second Amendment reduces the commitments of the lending parties to make loans to us (the “U.S. Commitments”) from $375.0 million to $300.0 million and reduced the alternative currency sub-limit to $75.0 million, from $125.0 million under the Credit Agreement. The letter of credit sub-limit and the swingline sub-limit under the U.S. Commitments remain at $30.0 million and $25.0 million, respectively, under the Second Amendment. The Credit Agreement expires in April 2019.

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at our option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the our most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% to 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% to 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the credit agreement) plus the applicable margin for the Adjusted LIBO Rate. Substantially all of our domestic assets, including the stock of our wholly-owned domestic subsidiaries and 66.0%

of the stock of our first-tier foreign subsidiaries, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of our material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The European Commitments are also secured by the assets of our foreign subsidiaries, which do not guarantee the obligations of our domestic subsidiaries. There are currently no restrictions on the ability of our subsidiaries to declare and pay dividends to us.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require us to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00; (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00; and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.0. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the Credit Agreement; however, we may generally make restricted payments so long as no event of default exists at the time of such payment and our total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of September 30, 2015, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.0%. Additionally, as of September 30, 2015, we were in compliance with all the covenants contained within the revolving credit facility.

As of September 30, 2015, our outstanding balance on the revolving credit facility was $153.8 million, of which $126.0 million was outstanding under the U.S. Commitments and $27.8 million was outstanding under the European Commitments. The available borrowing capacity under the revolving credit facility totaled approximately $221.2 million, of which $174.0 million is available to the U.S. and $47.2 million is available to Cardtronics Europe.

$287.5 Million 1.00% Convertible Senior Notes due 2020. In November 2013, we completed a private placement of $287.5 million in Convertible Notes that pay interest semi-annually at a rate of 1.00% per annum and mature on December 1, 2020. There are no restrictive covenants associated with these Convertible Notes. In connection with the Convertible Notes, we also entered into note hedges at a purchase price of $72.6 million, and sold warrants for proceeds of $40.5 million, the net effect of which was to raise the effective conversion price of the Convertible Notes to $73.29. We are required to pay interest semi-annually on June 1st and December 1st, and to make principal payments on the Convertible Notes at maturity or upon conversion. We are permitted to settle any conversion obligation under the Convertible Notes, in excess of the principal balance, in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. For additional details, see Item 1. Financial Statements, Note 8. Long-Term Debt.

$250.0 Million 5.125% Senior Notes due 2022. On July 28, 2014, in a private placement offering, we issued the 2022 Notes pursuant to an indenture dated July 28, 2014 among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, and commenced on February 1, 2015. Pursuant to the associated registration rights agreement, on June 5, 2015, we filed a registration statement with the Securities and Exchange Commission to allow the holders of the 2022 Notes to exchange such notes for registered notes that have substantially identical terms to the 2022 Notes. This exchange offer commenced June 17, 2015, and resulted in all 2022 Notes being exchanged for registered notes in July of 2015.

As of September 30, 2015, we were in compliance with all applicable covenants required under the 2022 Notes.

New Accounting Standards

See Item 1. Financial Statements, Note 18. New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2014 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2015, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. In the U.S., the U.K., and Germany we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the respective market’s London Interbank Offered Rates. In Mexico we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”). In Canada we pay interest to our vault cash providers based on the average amount of vault cash outstanding under a formula based on the Bank of Canada’s bankers’ acceptance rate.

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate swaps to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances. During the nine months ended September 30, 2015, we added new forward-starting interest rate swaps in the aggregate notional amount of $600.0 million that begin in 2019 and terminate in 2020 to extend our hedging program related to interest rate exposure on vault cash. The following swaps currently in place serve to fix the rate utilized for our vault cash rental agreements in the U.S. for the following notional amounts and periods:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,300	2.84%	October 1, 2015 – December 31, 2015
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018
$600	2.42%	January 1, 2019 – December 31, 2019
$600	2.42%	January 1, 2020 – December 31, 2020

As of September 30, 2015, we had a net liability of $62.0 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. Fair value was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, the changes in the fair values of the swaps and the resulting unrealized loss (net of estimated taxes) have been reported in Accumulated other comprehensive loss, net in the accompanying Consolidated Balance Sheets.

Summary of interest rate exposure on average vault cash outstanding in North America (in millions):

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balances for the three months ended September 30, 2015 and assuming a 100 basis point increase in interest rates:

Average vault cash balance	$2,210
Interest rate swap fixed notional amount	(1,300)
Residual unhedged vault cash balance	$910

Additional annual interest incurred on 100 basis point increase	$9.10

We also have terms in certain of our North American contracts with merchants and financial institution partners where we can decrease fees paid to merchants or increase fees paid to us by financial institutions if vault cash rental costs increase. We had such protection in place on approximately $440.0 million of vault cash as of September 30, 2015. Such protection will serve to reduce but not eliminate the exposure calculated above.

Summary of interest rate exposure on average vault cash outstanding in Europe (in millions):

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe based on our average outstanding vault cash balances for the three months ended September 30, 2015 and assuming a 100 basis point increase in interest rates:

Average vault cash balance	$1,422
Interest rate swap fixed notional amount	—
Residual unhedged vault cash balance	$1,422

Additional annual interest incurred on 100 basis point increase	$14.22

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

Interest expense. Our interest expense is also sensitive to changes in interest rates in the U.S., as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $153.8 million outstanding under our revolving credit facility as of September 30, 2015, an increase of 100 basis points in the underlying interest rate would have had a $1.2 million impact on our interest expense in the nine months ended September 30, 2015. Should we increase our borrowings under our revolving credit facility in the future, and/or if interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our floating rate borrowings on our revolving credit facility, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements are cost effective.

Outlook. If we continue to experience low short-term interest rates in the U.S. and the U.K., it will be beneficial to the amount of interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S., and work to mitigate our interest rate risk via our contracts, we may not be able to enter into similar hedging arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, we expect that the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the U.S. and contractual rights we have with certain partners. Nonetheless, any net increase in interest rates in any of the markets in which we operate is likely to have an adverse impact on our financial results.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Poland, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Polish zloty, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in other comprehensive income in our consolidated financial statements. As of September 30, 2015, this accumulated translation loss totaled approximately $37.5 million compared to approximately $34.7 million as of December 31, 2014.

Our consolidated financial results were impacted by changes in foreign currency exchange rates during the three months ended September 30, 2015 compared to the prior year periods. Our total revenues during the three and nine months ended September 30, 2015 would have been higher by approximately $10.7 million and $32.1 million, respectively, had the currency exchange rates from the three and nine months ended September 30, 2014 remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Polish zloty, Mexican peso, or Canadian dollar the effect upon our consolidated operating income would have been approximately $1.5 million and $2.8 million, respectively, for the three and nine months ended September 30, 2015.

Certain intercompany balances between our U.S. parent company and our U.K. operations were designated as short-term in nature prior to September 2015. Due to this short-term designation, the changes in these balances related to currency exchange rates were recorded in our Consolidated Statements of Operations and we were exposed to foreign currency exchange risk as it related to these intercompany balances. However, in conjunction with the amendments to our revolving credit facility discussed above that enabled direct borrowings under the revolving credit facility by our European subsidiary, we amended certain terms of the intercompany balances and now do not expect that they will be settled in the foreseeable future. As a result, changes in currency exchange rates will no longer impact the majority of our intercompany borrowings and advances.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Financial Statements, Note 13. Commitments and Contingencies.

Item 1A. Risk Factors

In addition to the information below and the other information set forth in the Form 10-Q, you should carefully consider the risks discussed in the 2014 Form 10-K under Part I. Item 1A. Risk Factors.  These risks could materially affect our business, financial condition or future results.  Other than as set forth below, there have been no material changes to our risk factors since the filing of the 2014 Form 10-K.

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

Because a significant percentage of our future revenues and operating income depends upon the successful continuation of our relationship with our top merchants, the loss of any of our largest merchants or a decision by any one of them to reduce the number of our devices placed in their locations would result in a decline in our revenues or otherwise adversely impact our business operations. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these merchants was required to close a significant number of their store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. As of September 30, 2015, the contracts we have with our top five merchants, other than 7-Eleven, had a weighted average remaining life of 3.04 years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2015:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of a Publicly	that may Yet be Purchased
Period	Shares Purchased (1)	Paid Per Share (2)	Announced Plan or Program	Under the Plan or Program (3)
July 1 — July 31, 2015	913	$33.84	—	$—
August 1 — August 31, 2015	6,510	$35.21	—	$—
September 1 — September 30, 2015	9,517	$33.89	—	$—

(1)

Represents shares surrendered to us by participants in our Second Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”) to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2007 Plan.

(2)	The price paid per share was based on the trading prices of our common stock on the dates on which we repurchased shares from the participants under our 2007 Plan.
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

CARDTRONICS, INC.

October 29, 2015	/s/ J. Chris Brewster
J. Chris Brewster
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

October 29, 2015	/s/ E. Brad Conrad
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