Form 10-K
period 2015-12-31
CARDTRONICS INC
filed 2016-02-22
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

Commission file number: 001-33864

CARDTRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0681190
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3250 Briarpark Drive, Suite 400	77042
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (832) 308-4000

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of common stock held by non-affiliates as June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported last sale price of common stock on that date: $1,637,946,859.

Number of shares outstanding as of February 19, 2016: 45,192,582 shares of Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics, Inc. and/or our subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “2015 Form 10-K”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by the use of the words “project,” “believe,” “estimate,” “expect,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements are those described in: Part I. Item 1A. Risk Factors.

Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2015 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of December 31, 2015, we were the world’s largest retail ATM owner, providing services to approximately 190,000 devices throughout the United States (“U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (“U.K.”), Germany, Poland, Canada, and Mexico. During 2015, 69.1% of our total revenues were derived from our operations in North America (which includes the U.S., Canada, and Mexico) and 30.9% from our operations in Europe (which includes the U.K., Germany, and Poland). In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. Included in the number of devices in our network as of December 31, 2015 were approximately 112,600 ATMs to which we provided processing services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

We often partner with large retail merchants of varying sizes under multi-year contracts to place our ATMs and kiosks within their store locations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our devices will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs and financial services kiosks, as well as to other ATMs owned and operated by third parties.

We generally deploy and operate devices under three distinct arrangements with our retail partners: Company-owned ATM placements, merchant-owned ATM placements, and managed services (which includes transaction processing services). Under Company-owned arrangements, we provide the physical device (ATM) and are typically responsible for all aspects of its operations, including transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. Under merchant-owned arrangements, the retail merchant or an independent distributor owns the device and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks. We also offer various forms of managed services, depending on the needs of our customers. Each managed service arrangement is a customized ATM management solution that can include any combination of the following services: monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. As of December 31, 2015, 31.1% of our devices operated were Company-owned, 9.6% were merchant-owned, and 59.3% of our devices were operated under a managed services solution. Each of the arrangement types described above are attractive to us, and we plan to continue growing our revenues under each arrangement type.

In addition to its retail merchant relationships, we also partner with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), PNC Bank, N.A. (“PNC Bank”), TD Bank, N.A. (“TD Bank”), and Santander Bank, N.A. (“Santander”) in the U.S., Santander and The Bank of Nova Scotia (“Scotiabank”) in Puerto Rico, and Canadian Imperial Bank Commerce (“CIBC”), TD Bank, and Scotiabank in Canada. In Mexico, we operate Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”) and partner with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on our ATMs in exchange for certain services provided by them. As of December 31, 2015, approximately 22,000 of our ATMs were under contract with approximately 500 financial institutions to place their logos on our ATMs and to provide convenient surcharge-free access for their banking customers.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to customers of approximately 1,300 participating financial institutions that may lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the U.S. and a portion of our ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Our revenues are recurring in nature, and historically have been derived primarily from convenience transaction fees, which are paid by cardholders, and transaction fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the devices serving their customers and the connectivity to the applicable EFT network that transmits data between the device and the cardholder’s financial institution. Other revenue sources include: (i) branding our devices with the logos of leading national and regional banks and other financial institutions, (ii) providing managed services (including transaction processing services) solutions to retailers and financial institutions, (iii) collecting fees from financial institutions that participate in our Allpoint surcharge-free network, (iv) fees earned from foreign currency exchange transactions at the ATM, known as Dynamic Currency Conversion (“DCC”), and (v) selling ATM-related equipment and other ancillary services.

Organizational and Operational History

We were formed as a Texas corporation in 1993 and originally operated under the name of Cardpro, Inc. In June 2001, Cardtronics Group, Inc. was incorporated under the laws of the state of Delaware and became the parent company for the existing business. In January 2004, Cardtronics Group, Inc. changed its name to Cardtronics, Inc. In December 2007, we completed the initial public offering of 12,000,000 shares of our common stock.

Since May 2001, we have acquired 26 ATM businesses, which have expanded our operations both domestically and internationally in multi-unit retail chains and individual merchant locations. We have also made other strategic acquisitions including the acquisition of Allpoint, our surcharge-free network, i-design group plc (“i-design”), a Scotland-based provider and developer of marketing and advertising software and services for ATM owners, Sunwin Services Group (“Sunwin”), a U.K.-based provider of secure cash logistics and ATM maintenance, and more recently in July 2015, Columbus Data Services, L.L.C. (“CDS”), a leading independent transactions processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

From 2001 to 2015, the total number of annual transactions processed within our network increased from approximately 19.9 million to approximately 1.7 billion.

Additional Company Information

General information about us can be found on our website at http://www.cardtronics.com. We file annual, quarterly, and current reports as well as other information electronically with the SEC under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also request an electronic or paper copy of our SEC filings at no cost by writing or telephoning us at the following: Cardtronics, Inc., Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042; (832) 308-4000. Information on our website is not incorporated into this 2015 Form 10-K or our other securities filings.

Our Strategy

Our strategy is to leverage the expertise and scale we have built in our two largest markets, the U.S. and the U.K., to continue to expand in those markets, continue to grow in our other markets, and to drive expansion into new international markets to enhance our position as a leading provider of automated consumer financial services. We plan to continue partnering with leading financial institutions and retailers to expand our network of conveniently located ATMs and financial services kiosks. Additionally, we will seek to deploy additional products and services that will further incentivize consumers to utilize our network of devices. In the future, we may seek to diversify our revenues beyond services provided by financial services kiosks. In order to execute our strategy, we endeavor to:

Increase our Number of Deployed Devices with Existing and New Merchant Relationships. We believe that there are opportunities to deploy additional ATMs with our existing retail customers in locations that currently do not have ATMs. Furthermore, certain of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we seek opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs, but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale positions us to successfully market to and enter into long-term contracts with additional leading merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers positions us to expand into international locations where these partners have operations.

Expand our Relationships with Leading Financial Institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage our product offerings to attract additional financial institutions as customers. Services currently offered to financial institutions include branding our ATMs with their logos, on-screen advertising and content management, providing image deposit capture, providing surcharge-free access to their customers, and providing managed services for their ATM portfolios. Our EFT transaction processing capabilities enable us to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services we are able to offer to financial institutions. We also plan to continue growing the number of ATM machines and financial institutions participating in our Allpoint network, which drives higher transaction counts and profitability on our existing ATMs and increases our value to the retailers where our ATMs are located through increased foot traffic.

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

Increase Transaction Levels at our Existing Locations. We believe there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the individuals that enter our retail customers’ locations utilize our ATMs and financial services kiosks. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank-branding and network-branding, we have developed and are continuing to develop new initiatives to drive incremental transactions to our existing ATM locations. For example, we have developed a data analysis technology that we refer to as SightLine to analyze transaction patterns at our ATMs, which we believe has value to retailers and financial institutions alike by enabling them to better understand their customers’ behavior. We are also developing programs to steer cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons and rewards that influence customers to visit our ATMs within our existing retail footprint. While we are in various stages of developing and implementing many of these programs, we believe that these programs, when properly structured, can benefit multiple constituents (i.e., retailers, financial institutions, and cardholders) in addition to driving increased transaction volumes to our ATMs.

Develop and Provide Additional Services at our Existing ATMs. Service offerings by ATMs continue to evolve. Certain ATM models are capable of providing numerous automated consumer financial services, including check cashing, image deposit capture, money transfer, bill payment services, and stored-value card reload services. Certain of our devices are capable of, and currently provide, these types of services. We believe these additional consumer financial services offered by our devices, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value prepaid debit card issuers looking to provide convenient broader financial services to their customers at well-known retail locations. We also allow advertisers to place their messages on our ATMs equipped with advertising software in the U.S., Canada, and the U.K. Offering additional services at our devices, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to develop additional products and services that can be delivered through our existing ATM network.

Pursue Additional Managed Services Opportunities. Over the last several years, we significantly expanded the number of ATMs that are operated under managed services arrangements. Under these arrangements, retailers and financial institutions generally pay us a fixed management fee per ATM and/or a set fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their ATM fleets. Surcharge and interchange fees under these arrangements are generally earned by the retailer or the financial institution rather than by us. As a result, in this arrangement type, our revenues are partially protected from fluctuations in transaction levels of these machines and changes in network interchange rates. We plan to continue pursuing additional managed services opportunities with leading merchants and financial institutions in the markets in which we operate.

Pursue International Growth Opportunities. Applying many of the aforementioned strategies, we have invested significant amounts of capital in our U.K., Germany, Canada, and Mexico businesses, and we plan to continue to grow our business in these markets, as well as in the more recently entered Poland market. Additionally, we expect to expand our operations into other international markets where we believe we can leverage our operational expertise, EFT transaction processing platform, and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity for us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market and other factors.

Pursue Acquisition Opportunities. We have historically generated a large part of our growth through acquisitions, and expect to continue to pursue select acquisition opportunities in the future. Since 2011, we have acquired: (i) eight domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S. by approximately 58,000, (ii) two Canadian ATM operators for a total of approximately 1,400 ATMs, which allowed us to enter into and expand our presence in Canada, and (iii) Cardpoint Limited (“Cardpoint”) in August 2013, which expanded our U.K. ATM operations by approximately 7,100 ATMs and also allowed us to enter into the German market with approximately 800 ATMs, and (iv) Sunwin in November of 2014, which expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate approximately 2,000 existing high-transacting ATMs located at the Co-operative (“Co-op”) Food stores and the opportunity to install and operate new ATMs in up to 800 stores that do not currently have ATMs.

In addition to ATM acquisitions, we have also made strategic acquisitions including: (i) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek, (ii) i-design in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (iii) CDS in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

For additional information on items that may impact our strategy, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Developing Trends in the ATM and Financial Services Industry.

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

Under our merchant-owned arrangement type, we typically provide transaction processing services, certain customer support functions, and settlement services. We generally earn interchange revenue on a per transaction basis in this arrangement. In some cases, the surcharge is earned completely by the merchant, in which case our revenues are derived solely from interchange revenues. In other arrangements, we also share a portion of the surcharge revenues.

For ATMs under managed services arrangements (including transaction processing arrangements), we typically receive a fixed monthly management fee and/or fixed rate per transaction in return for providing the agreed-upon service or suite of services. We do not generally receive surcharge and interchange fees in these arrangements, but rather those amounts are earned by our customer.

We also generate revenues from other services at our ATMs, such as DCC fees, on-screen advertising, and other transaction-based fees, across our various arrangement types.

The following table summarizes the number of devices we owned and operated under our various arrangements as of December 31, 2015:

	ATM Operations
	Company - Owned	Merchant - Owned	Subtotal	Managed Services and Processing	Total
Number of devices at period end	59,005	18,164	77,169	112,622	189,791
Percentage	31.1%	9.6%	40.7%	59.3%	100.0%

We have found that the primary factor affecting transaction volumes at a given ATM or financial services kiosk is its location. Therefore, our strategy in deploying our devices, particularly those placed under Company-owned arrangements, is to identify and deploy them at locations that provide high visibility and high retail transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores, gas stations with convenience stores, grocery stores, drug stores, transportation hubs (e.g., airports and train stations), and other major regional and national retail outlets. We have entered into multi-year agreements with many well-known merchants, including CVS Caremark Corporation (“CVS”), Cumberland Farms, Inc., Hess Corporation, The Kroger Co., HEB Grocery Company, L.P., The Pantry, Inc. (“Pantry”), Safeway, Inc., Bi-Lo Holdings, LLC, Speedway LLC (“Speedway”), Sunoco, Inc., Target Corporation, CST Brands  (“Corner Store”), Rite Aid Corporation, Walgreens Boots Alliance, Inc.  (“Walgreens”), and 7-Eleven, Inc. (“7-Eleven”),in the U.S.; Bank of Ireland Group, BP p.l.c., BT Group plc, Martin McColl Ltd., Network Rail Infrastructure Limited, Royal Dutch Shell plc, Southern Railway Ltd., Tates Ltd., Waitrose Ltd., Welcome Break Holdings Ltd., and Co-op Food in the U.K.; Cadena Comercial OXXO S.A. de C.V. in Mexico; and 7-Eleven as well as Suncor Energy’s retail and wholesale marketing brand (“Petro-Canada”) in Canada.

We generally operate our ATMs and kiosks under multi-year contracts that provide a recurring and stable source of revenue and typically have an initial term of five to seven years. As of December 31, 2015, our contracts with our top five merchant customers (based on 2015 pro forma revenues) accounted for approximately 37% of our pro forma revenues and had a weighted average remaining life of 2.6 years (3.7 years excluding 7-Eleven, which expires in July 2017). For a discussion of the risks associated with our customer mix, see Item 1A. Risk Factors - We derive a substantial portion of our revenue from devices placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us, or substantially reduce its dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

Additionally, we enter into arrangements with financial institutions to brand certain of our Company-owned ATMs with their logos. These branding arrangements allow a financial institution to expand its geographic presence for a fraction of the cost of building a branch location and typically for less than the cost of placing one of its own ATMs at that location. These arrangements allow a financial institution to rapidly increase its number of branded ATM sites and improve its competitive position. Under these arrangements, the branding institution’s customers are allowed to use the branded ATMs without paying a surcharge fee to us. In return, we receive monthly fees on a per-ATM basis from the branding institution, while retaining our standard fee schedule for other cardholders using the branded ATMs. In addition, our branded machines typically generate higher interchange revenue as a result of the increased usage of our ATMs by the branding institution’s customers and others who prefer to use a bank-branded ATM. In 2013, we introduced a new approach to bank-branding by launching “preferred branding,” where additional financial institutions (aside from the “principal branding” partner on the ATM) can add their logos to the ATM’s screen and safe door. We intend to continue pursuing additional branding arrangements as part of our growth strategy. As of December 31, 2015, we had bank-branding on approximately 22,000 ATMs with 500 financial institutions including BBVA, Citibank, Citizens, Cullen/Frost, Santander, TD Bank, and PNC Bank in the U.S., Scotiabank, CIBC, and TD Bank in Canada, and Santander and Scotiabank in Puerto Rico. In Mexico, we partner with Banorte and Scotiabank to place their brands on our ATMs in exchange for certain services provided by them.

In addition to our bank-branding arrangements, we offer financial institutions another type of surcharge-free program through our Allpoint nationwide surcharge-free ATM network. Under the Allpoint network, financial institutions that are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to ATMs in the Allpoint network, which includes ATMs throughout the U.S., U.K., Mexico, Canada, and Puerto Rico. We believe our Allpoint network offers an attractive alternative to financial institutions that lack their own extensive ATM network, including the issuers of prepaid debit cards.

For additional information on the amount of revenue contributed by our various service offerings, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Components of Revenues, Costs of Revenues, and Expenses - Revenues.

Segment and Geographic Information

As of December 31, 2015, our operations consisted of our North America and Europe segments. Our North America segment includes operations in all 50 states, Puerto Rico, Canada, and Mexico, and accounted for 69.1% of our total revenues for the year ended December 31, 2015. Our Europe segment includes our operations in the U.K., Germany, and Poland, and it accounted for 30.9% of our total revenues for the year ended December 31, 2015.

In 2015 we revised our operating segments to merge our former U.S. and Other International segments into a single North America segment to align with our revised internal operating structure. Previously, the Other International segment was comprised of our operations in Mexico and Canada.

For financial information including revenues, earnings, and total assets of our reporting segments, see Part II. Item 8. Financial Statements and Supplementary Data, Note 20. Segment Information. Additionally, for a discussion of the risks associated with our international operations, see Item 1A. Risk Factors - Our international operations, including any future international operations, involve special risks and may not be successful, which would result in a reduction of our gross and net profits.

Sales and Marketing

In the U.S., our sales and marketing teams are organized by customer type. We have teams focused on developing new relationships with national, regional, and local merchants as well as building and maintaining relationships with our existing merchants and ATM distributors. In addition, we have sales and marketing teams focused on developing and managing our branding relationships with financial institutions. Finally, we have sales and marketing teams focused on developing and managing our Allpoint relationships with financial institutions and stored-value debit card issuers, as we look to expand the types of services that we offer to such institutions. Our sales and marketing teams also focus on identifying potential managed services opportunities with financial institutions and retailers alike. Additionally, we maintain sales teams in each of the international markets in which we currently operate.

In addition to targeting new business opportunities, our sales and marketing teams support our customer retention and growth initiatives by building and maintaining relationships with our established and recently-acquired merchants. We seek to identify growth opportunities within each merchant account by analyzing ATM cardholder patterns. We also analyze foot traffic and various demographic data to determine the best opportunities for new ATM and financial services kiosk placements, as well as the optimum drivers for increasing same-store ATM transactions that will positively impact merchant store sales.  Employees who focus on sales are typically compensated with a combination of incentive-based compensation and base salary.

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

Equipment. We purchase our ATMs from global manufacturers, including, but not limited to, NCR Corporation (“NCR”), Diebold Incorporated (“Diebold”), Nautilus Hyosung, Inc. (“Hyosung”), and Triton Systems (“Triton”) and place them in our customers’ locations. The wide range of advanced technology available from these ATM manufacturers provides our customers with advanced features and reliability through sophisticated diagnostics and self-testing routines. All of the ATMs perform basic functions, such as dispensing cash and enabling balance inquiries. Additionally, some of our devices provide enhanced financial services transactions, including bill payments, check cashing, remote deposit capture (deposit-taking), and money transfers.

Transaction Processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors and systems, as well as developed internal professional staff to optimize the performance of our network. In 2006, we implemented an EFT transaction processing operation, which was further expanded with our recent acquisition of CDS in the second half of 2015. EFT transaction processing enables us to process and monitor transactions on our devices and to control the flow and content of information appearing on the screens of such devices. We have also implemented new products and services such as currency conversion services and have introduced targeted marketing campaigns through on-screen advertising. With our acquisitions of ATM businesses over the past few years, we are actively converting the transaction processing of the acquired ATMs to our in-house solution as previous contractual processing relationships expire or are terminated.

Internal Systems. Our internal systems, including our EFT transaction processing operation, include multiple layers of security to help protect the systems from unauthorized access. Protection from external sources is provided by the use of hardware- and software-  based security features that work to prevent and report unauthorized access attempts. We employ user authentication and security measures at multiple levels. These systems are protected by detailed security rules to only allow appropriate access to information based on the employee’s job responsibilities. Changes to systems are controlled by policies and procedures, with automatic prevention and reporting controls that are placed within our processes. Our real-time connections to the various financial institutions’ authorization systems that allow withdrawals, balance inquiries, transfers, and advanced functionality transactions are accomplished via gateway relationships or direct connections. We have installed these communications circuits with backup connectivity to help protect us from telecommunications interruption in any particular circuit. We use commercially-available and custom software that continuously monitors the performance of the devices in our network, including details of transactions at each device and expenses relating to those devices, further allowing us to monitor our on-line availability and financial profitability at each location. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, to determine how to price various operating arrangements with merchants and branding partners, and to create a profile of successful locations to assist us in deciding the best locations for additional deployments.

Product Development. In recent years we have made investments to develop new technology which we anticipate will drive transaction volume at our ATMs. In March 2013, we acquired i-design, a Scotland-based company providing technology and services for ATM operators to enable custom screens, graphical receipt content, advertising and marketing data capture on the ATM. We expect to continue to grow and leverage the products and services of this business within our own network of ATMs and with select external parties. A number of products are in various stages of development, pilot and rollout.

ATM Cash Management. Our ATM cash management function uses commercially-available software and proprietary analytical models to determine the necessary fill frequency and cash load amount for each ATM. We project cash requirements for each ATM on a daily basis, taking into consideration its location, the day of the week, the timing of holidays, and other factors such as specific events occurring in the vicinity of the ATM. After receiving a cash order from us, the cash provider forwards the request to its vault location nearest to the applicable ATM. Personnel at the vault location then arrange for the requested amount of cash to be set aside and made available for the designated armored courier to access and subsequently transport to the ATM. Our ATM cash management department utilizes data generated by the cash providers, internally-generated data, and a proprietary methodology to confirm daily orders, audit delivery of cash to armored couriers and ATMs, monitor cash balances for cash shortages, coordinate and manage emergency cash orders, and audit costs from both armored couriers and cash providers.

In the U.K., we operate our own armored courier operation and recently significantly expanded this internal capability through the acquisition of Sunwin in November 2014. As of December 31, 2015, this operation was servicing approximately 12,400 of our ATMs in the U.K.

Customer Service. We believe one of the factors that differentiates us from our competitors is our customer service responsiveness and proactive approach to managing any downtime experienced by our devices. We use an advanced software and highly skilled technicians that monitor our devices 24 hours a day for service interruptions and notify our maintenance engineers and vendors for prompt dispatch of necessary service calls.

Finally, we use proprietary software systems to maintain a database of transactions made on, and performance metrics for, each of our devices. This data is aggregated into individual merchant and financial institution customer profiles that are readily accessible by our customer service representatives and managers. We believe our proprietary databases enable us to provide superior quality and accessible and reliable customer support, along with information on trends that is valuable to our retail and financial institution partners.

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

Transaction Processing. We own and operate EFT processing platforms that utilize proprietary as well as commercially available software. Historically, our processing efforts have been primarily focused on controlling the flow and content of information on the ATM screen, and we have largely relied on third-party service providers to handle our connections to the EFT networks and to perform certain funds settlement and reconciliation procedures on our behalf. The third-party transaction processors communicate with the cardholder’s financial institution through various EFT networks in order to obtain transaction authorizations and to provide us with the information we need to ensure that the related funds are properly settled. In addition, we have developed a capability to connect to major financial institutions and certain networks on a direct or virtually-direct basis, and we recently expanded this direct model via our CDS acquisition.  As a result of our past acquisitions, a portion of our withdrawal transactions are currently processed through other third-party processors, with whom the acquired businesses had existing contractual relationships. We plan to convert transaction processing services to our EFT processing platforms when economically advantageous as these contracts expire or are terminated.

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

Equipment. We purchase substantially all of our ATMs from a number of global ATM manufacturers, including NCR, Diebold, Hyosung, and Triton.  The large quantity of machines that we purchase from these manufacturers enables us to receive favorable pricing and terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed about product updates and to receive prompt attention for any technical problems with purchased equipment. The favorable pricing we receive from these manufacturers also allows us to offer certain of our customers an affordable solution to replace their ATMs to be compliant with new regulatory requirements as they arise.

Although we have historically purchased the majority of our devices from NCR, we regularly purchase devices from other suppliers. In the event of a device supply shortage from one supplier, we can shift purchases to another supplier.

Maintenance. We typically contract with third-party service providers for on-site maintenance services, except for in the U.K., where maintenance services are mostly performed by our in-house technicians.

ATM Cash Management. We obtain cash to fill our Company-owned devices, and in some cases dealer and merchant-owned and managed services ATMs, under arrangements with various cash providers. We pay a monthly fee based on the average amount outstanding to our primary vault cash providers under a formula, which is generally based on various benchmark interest rates such as London Interbank Offered Rates (“LIBOR”). In virtually all cases, beneficial ownership of the cash is retained by the cash providers, and we have no right to the cash and no access except for those ATMs that are serviced by our wholly-owned armored courier operations in the U.K. While our U.K. armored courier operations have physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. We also contract with third-parties to provide us with certain cash management services, which varies by geography, which may include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, and claims processing with armored couriers, financial institutions, and processors.

For the quarter ended December 31, 2015, we had an average of approximately $2.2 billion in cash in our North America ATMs under these arrangements, with Bank of America, N.A. (“Bank of America”), Wells Fargo, N.A. (“Wells Fargo”), Elan Financial Services (“Elan”) (a division of U.S. Bancorp), and Capital One Financial Corp. (“Capital One”). In Europe, the average balance of cash held in our ATMs was $1.5 billion for the quarter ended December 31, 2015, which was primarily supplied by Santander, Royal Bank of Scotland (“RBS”), and Barclays PLC (“Barclays”). For additional information on our vault cash agreements and the related risks, see Item 1A. Risk Factors - We rely on third-parties to provide us with the cash we require to operate many of our devices. If these third-parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.

The vault cash that we are contractually responsible for in all of the jurisdictions in which we operate is insured up to certain per location loss limits and subject to per incident and annual aggregate deductibles through a syndicate of multiple Lloyd’s of London and U.S.-based underwriters.

Cash Replenishment. We contract with armored courier services to transport and transfer most of the cash to our devices. We use leading third-party armored couriers in all of our jurisdictions except for in the U.K., where we primarily utilize our own armored courier operations. Under these arrangements, the armored couriers pick up the cash in bulk, and using instructions received from us and our cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM, and then balance each machine and provide cash reporting to the applicable cash provider.

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

•	provisions that make the merchant’s fee dependent on the number of device transactions.

Our contracts under merchant-owned arrangements typically include similar terms, as well as the following additional terms:

•	in the U.S., provisions prohibiting or restricting in-store check cashing by the merchant and, in the U.S. and the U.K., the operation of any other cash-back devices; and
•	provisions requiring the merchant to operate the ATMs at any time its stores are open for business.

Finally, our managed services contracts are tailored to the needs of the merchant and therefore vary in scope and terms. Under these types of arrangements, our customers determine the location, the surcharge fee, and the services offered while we typically receive a fixed management fee on a per machine basis and/or a fixed rate per transaction.

We derived approximately 37% of our total revenue from ATMs placed at the locations of our top five largest merchants during the year ended December 31, 2015. 7-Eleven in the U.S. is the largest merchant customer in our portfolio, representing approximately 18% of our pro forma total revenues. The next four largest merchant customers together comprised approximately 19% of our pro forma total revenues for the year. In July 2015, 7-Eleven announced that it would not renew its ATM placement agreement with us when it expires in July 2017, but has instead entered into a new ATM placement agreement with a 7-Eleven related entity of 7-Eleven’s parent company. After 7-Eleven, our next four largest merchant customers (based on total pro forma revenues) during 2015 were CVS, Co-op Food, Walgreens, and Speedway, none of which individually contributed more than 6% of our pro forma total revenues in 2015. For a discussion of the risks associated with our customer mix, see Item 1A. Risk Factors - We derive a substantial portion of our revenue from devices placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us, or substantially reduce its dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

Seasonality

Our overall business is somewhat seasonal in nature, with generally fewer transactions occurring in the first quarter of the year. Transaction volumes at our devices located in regions affected by strong winter weather patterns typically experience declines in volume during the first and fourth quarters as a result of decreases in the amount of consumer traffic through such locations. These declines, however, have been partially offset somewhat by increases in the number of our devices located in retail locations that benefit from increased consumer traffic during the holiday buying season. With all of our ATMs located in the northern hemisphere, we usually see an increase in transactions in the warmer summer months from May through August, which are also aided by increased vacation and holiday travel. We expect these fluctuations in transaction volumes to continue in the future.

Competition

Historically, we have competed with financial institutions and other independent ATM deployers (commonly referred to as “IADs”) for ATM placements, new merchant accounts, branding, and acquisitions. In 2015 a related entity of 7-Eleven’s parent company entered into an agreement to operate all of the ATMs at the 7-Eleven stores in the U.S. upon the expiration of our ATM placement agreement in mid-2017. IADs continue to compete with us for placement rights at merchant locations. Our devices compete with the devices owned and operated by financial institutions and other IADs for underlying consumer transactions. In certain merchant location types with very high foot traffic, such as airports or major train stations, large arenas or stadiums, we often see competition from large financial institutions as the institutions may contemplate utilizing such locations for marketing and advertising purposes, and in some cases are willing to subsidize the operations of the ATM. Recently, we have seen somewhat lower competition from banks seeking to place ATMs directly at merchant locations.

We have established relationships with leading national and regional financial institutions through our bank-branding program and our Allpoint network. Both of these programs can be cost-efficient alternatives to banks and other financial service providers in lieu of owning and operating extensive ATM networks. We believe the scale of our extensive network, our EFT transaction processing services and our focus on customer service provide us with competitive advantages for providing services to leading financial institutions.

Through our Allpoint surcharge-free network, we have significantly expanded our relationships with local and regional financial institutions as well as large issuers of stored-value debit card programs. With regard to our Allpoint network, we encounter competition from other organizations’ surcharge-free networks that are seeking to sell their network to retail locations and offer surcharge-free ATM access to issuers of stored-value debit cards, as well as smaller financial institutions that lack large ATM footprints.

We work to continually develop the types of services we provide to financial institutions and merchants, including management of their ATMs. With respect to our managed services offering, we believe we are well-positioned to offer a comprehensive ATM outsourcing solution with our breadth of services, in-house expertise, and network of existing locations that can leverage the economies of scale required to operate an ATM portfolio. There are several large financial services companies, equipment manufacturers, and service providers that currently offer some of the services we provide, with whom we expect to compete directly in this area. In spite of this, we believe that we have unique advantages that will allow us to offer a compelling solution to financial institutions and retailers alike.

We regularly compete for acquisition opportunities in each of the markets in which we operate. Acquisitions have been a consistent part of our strategy and we expect to continue to seek acquisition opportunities in our existing markets and new markets. Typically, competition for acquisitions is from other IADs, financial service or payments businesses, and/or private equity sponsors of ATM portfolios.

Finally, we face indirect competition from alternative payment mechanisms, such as smart phones. While we have not experienced or been able to detect significant direct effects from alternative payment sources on our transaction volumes to date, expansion in electronic payment forms and the entry of new and less traditional competitors could reduce demand for cash at merchant locations. We expect to continue to face competition from emerging payments technology in the future. See Item 1A. Risk Factors - The proliferation of payment options other than cash, including credit cards, debit cards, stored-value cards, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

Government and Industry Regulation

Our principal business, ATM network ownership and operation, is subject to government (federal, state, or local) and industry regulations. Our failure to comply with applicable laws and regulations could result in restrictions on our ability to provide our products and services in such jurisdictions, as well as the imposition of civil fines. Recent regulatory matters that have impacted our operations or are expected to impact us in the future are discussed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Events.

Risk Management

We have adopted a formalized Enterprise Risk Management program that seeks to identify and manage the major risks we face. The major risks are prioritized and assigned to a member of the management team who develops mitigation plans, monitors the risk activity, and is responsible for implementation of the mitigation plan, if necessary. The risks, plans, and activities are monitored by our management team and Board of Directors on a regular basis.

Employees

As of December 31, 2015, we had 1,739 employees,  124 of which were represented by a union or covered by a collective bargaining agreement. We currently believe our relationships with employees represented by unions are good, and we have not experienced any work stoppages.

ITEM 1A. RISK FACTORS

Risks associated with our industry

The proliferation of payment options other than cash, including credit cards, debit cards, stored-value cards, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The U.S., the U.K., and other developed markets have seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, some merchants offer free cash back at the point-of-sale (“POS”) for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. According to the Nilson Report issued in December 2015, the percentage of cash transaction counts in the U.S. declined from approximately 32.6% of all payment transactions in 2009 to approximately 26.5% in 2014, with declines also seen in check and credit usage as debit and stored-value card transactions increased. However, in terms of absolute dollar value, the volume of cash used in payment transactions actually increased from $1.4 trillion in 2009 to $1.5 trillion in 2014. We have seen a near flat rate of growth in the number of cash withdrawal transactions conducted on our domestic ATMs during the last 12-24 months and a slightly negative rate of growth in the number of cash withdrawal transactions conducted on our U.K.-based ATMs in recent periods. The continued growth in electronic payment methods, such as mobile phone payments, could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology and virtual currencies such as Bitcoin, or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and negatively impact our transaction volumes in the future. The proliferation of payment options and changes in consumer preferences and usage behavior could reduce the need for cash and have a material adverse impact on our operations and cash flows.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Interchange fees, which represented 37.3% of our total ATM operating revenues for the year ended December 31, 2015, are set by the various EFT networks and major interbank networks through which the transactions conducted on our devices are routed. These fees vary from one network to the next. As of December 31, 2015,  approximately 4% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have limited influence or where we have no ability to offset pricing changes through lower payments to merchants. Approximately 20% of our total ATM operating revenues during the year ended December 31, 2015 were derived from interchange revenues in the U.K., where the significant majority of the interchange revenues we earn are based on rates set by LINK, the major interbank network in that market, based on an annual cost-based study performed by an independent third-party organization. The remainder of reported interchange revenue reflects transaction-based revenues where we have contractually agreed to the rate with a financial institution or network. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, our future transaction revenues could decline.

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

Additionally, some consumer groups in the U.S. have expressed concern that consumers using an ATM may not be aware that, in addition to paying the surcharge fee that is disclosed to them at the ATM, their financial institution may also assess an additional fee with regard to that consumer’s transaction. These fees are sometimes referred to as “foreign bank fees” or “out of network fees.” While there are currently no pending legislative actions calling for limits on the amount of interchange fees that can be charged by the EFT networks to financial institutions for ATM transactions or the amount of fees that financial institutions can charge to their customers to offset their interchange expense, there can be no assurance that such legislative actions will not occur in the future. Any potential future network or legislative actions that affect the amount of interchange fees that can be assessed on a transaction may adversely affect our revenues.

Our U.K.-based revenues are also impacted by interchange rates, with the majority of our interchange revenues in that market being earned via the LINK network. LINK sets interchange rates for its participants using a cost-based methodology that incorporates ATM service costs, generally from two years back (i.e., operating costs from 2014 are considered for determining the 2016 interchange rate) and, as a result, the interchange rate can vary year-to-year based on the output of the cost-based study. We have seen this LINK interchange rate move both up and down based on the results of the cost study. While over time, we think this methodology generally enables us to recover our costs and earn a reasonable profit margin, large spikes in costs within a particular time period could adversely impact our profitability in this market as the interchange rates are currently fixed on a calendar year basis. In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa Inc. (“Visa”) or MasterCard Inc. (“MasterCard”) network brands. Transactions conducted on our ATMs from these cards, which currently represent approximately 1.5% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. Accordingly, if any major financial institutions in the U.K. were to decide to leave the LINK network in favor of Visa or MasterCard, such a move could further reduce the interchange revenues that we receive from the related withdrawal transactions conducted on our ATMs in that market. Additionally, should LINK change its interchange-setting mechanism or should there be a significant change in the LINK scheme or its membership, our U.K. interchange revenues and profits could be adversely impacted. Currently, LINK is undergoing certain changes, which are being driven in part by the new Payment Systems Regulator (“PSR”) organization in the U.K. As a result, certain processing functions previously handled by LINK are now being separated into a new organization. Additionally, the interchange setting mechanism is under review but is not expected to change until the year 2018. The ultimate impact of these changes are unknown to us at this time, but we do not expect a material change in interchange revenues prior to the end of 2017.

Future changes in interchange rates, some of which we have minimal or no control over, could have a material adverse impact on our operations and cash flows.

We operate in a changing and unpredictable regulatory environment, which may harm our business. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.

With its initial roots in the banking industry, the U.S. ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the U.S. ATM industry is periodically proposed at the state and local level. In past years, certain members of the U.S. Congress called for a re-examination of fees that are charged for an ATM transaction, although no legislation was passed relative to these matters. As a part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Consumer

Financial Protection Bureau was created, and it is possible that this governmental agency could enact new or modify existing regulations that could have a direct or indirect impact on our business. For further discussion on this topic, see the risk factor below entitled The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues and our operations.

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

Additionally, we have been subject to litigation in the past claiming discrimination against certain groups. For example, the National Federation of the Blind (the “NFB”) sought to require us to ensure that all of our ATMs are voice-guided. Effective May 2015, we entered into an amended and restated settlement agreement (the “New Agreement”) with the NFB and the Commonwealth of Massachusetts (“Commonwealth”) to resolve outstanding issues arising out of an earlier settlement agreement that pre-dated the issuance of the 2012 ADA accessibility regulations. This New Agreement provides for a process utilizing a court-appointed special master to certify compliance with accessibility features, such as voice guidance and braille stickers, as set forth in either the 2012 ADA regulations or the New Agreement. The New Agreement also calls for monitoring our compliance in the deployment and maintenance of such features on our ATMs and imposes prescribed liquidated damages if we fail to meet any specific requirement. Should we fail to meet the terms of the New Agreement, we could incur significant liquidated damages.

In the U.K., the ATM industry has historically been largely self-regulating. Most ATMs in the U.K. are part of the LINK network and must operate under the network rules set forth by LINK, including complying with rules regarding required signage and screen messages. However, in March 2013, the U.K. Treasury department issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme. In October 2013, the U.K. government responded by establishing the new PSR to oversee any payment system operating in the U.K. and its participants. The new PSR became active in 2015. The PSR has commissioned a review of LINK, which has caused several outcomes, including: (i) a separation of the processing component of LINK which will require us to separately enter into new agreements for certain operational services, (ii) a review of the interchange-setting mechanism for LINK, and (iii) other areas under review that could potentially impact our operations.  We are currently uncertain as to what impact the processing separation will have on our business. Additionally, we are uncertain what impact the PSR will have on LINK, its rules and its interchange rate setting process, or on our business.

We are also subject to various regulations in other jurisdictions that we operate in, including Germany, Poland, Mexico, and Canada. Legislation proposed in any of the jurisdictions that we operate in, or adverse changes in the laws that we are subject to, may materially affect our business through the requirement of additional expenditures to comply with that legislation. We will continue to monitor all such legislation and attempt, to the extent possible, to prevent the passage of such laws that we believe are needlessly burdensome or unnecessary. If regulatory legislation is passed in any of the jurisdictions in which we operate, we could be required to make substantial expenditures which would reduce our net income.

If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers or have difficulty attracting new customers, which would adversely impact our revenues and our operations.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our customers will significantly affect our future success. Our ability to take advantage of opportunities in the market may require us to invest considerable resources adapting our organization and capabilities to support development of products and systems that can support new services or be integrated with new technologies and incur other expenses well in advance of our ability to generate revenue from these products and services. These developmental efforts may divert resources from other potential investments in our businesses, management time and attention from other matters, and these efforts may not lead to the development of new products or services on a timely basis. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these products and services, or our new products and services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. If we are unsuccessful in offering products or services that gain market acceptance, it could have an adverse impact on our ability to retain existing customers or attract new ones, which could have a material adverse effect on our revenues and our operations.

Security breaches, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, could harm our business by compromising merchant and cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers, business partners, and generally exposing us to liability.

As part of our transaction processing services, we electronically process and transmit cardholder information. If a cyber-incident (including, e.g., accidental or intentional computer or network issues (such as phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, impairment of data integrity, loss of data or other computer assets, adware, or other similar issues)) impairs or shuts down one or more of our computing systems or our IT network, we may be subject to negative treatment by our customers, our business partners, the press, and the public at large. Furthermore, companies that process and transmit cardholder information have been specifically and increasingly targeted in recent years by sophisticated criminal organizations in an effort to obtain information and utilize it for fraudulent transactions. The technical and procedural controls we and our partners use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches or other cyber incidents. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our merchant and financial institution customers, cause a decrease in transactions by individual cardholders, expose us to liability including claims from merchants, financial institutions, and cardholders, and subject us to network fines. Further, we could be forced to expend significant resources in response to a security breach, including repairing system damage and increasing cyber security protection costs by deploying additional personnel, each of which could divert the attention of our management and key personnel away from our business operations. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices. We maintain insurance intended to cover some of these risks. However, this insurance may not be sufficient to cover all of our losses from any future breaches of our systems. As a global company, we could be impacted by existing and proposed U.S. and foreign laws and regulations, as well as government policies and practices related to cybersecurity, privacy, and data protection. An actual security breach or cyber-incident could have a material adverse impact on our operations and cash flows.

Computer viruses or unauthorized software (malware) could harm our business by disrupting our transaction processing services, causing noncompliance with network rules, damaging our relationships with our merchant and financial institution customers, and damaging our reputation causing a decrease in transactions by individual cardholders.

Computer viruses or malware have rapidly spread over the Internet and could infiltrate our systems, thus disrupting our delivery of services, causing delays or loss of data or public releases of confidential data or making our applications unavailable, all of which could have a material adverse effect on our revenues and our operations and cash flows. Although we utilize several preventative and detective security controls in our network, they may be ineffective in preventing computer viruses or malware that could damage our relationships with our merchant and financial institution customers, cause a decrease in transactions by individual cardholders, cause our reputation to be damaged, require us to make significant expenditures to repair or replace equipment, or cause us to be in non-compliance with applicable network rules and regulations.

Regulatory, legislative or self-regulatory/standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.

We, along with our partners and customers in the financial services area, are subject to a number of domestic and international laws and regulations. These laws, rules and regulations address a range of issues including data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data.

In the U.S., the rules and regulations to which we (directly or contractually through our banking partners or our marketers) may be subject include those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Gramm Leach Bliley Act and state cybersecurity and breach notification laws, as well as regulator enforcement positions and expectations.

The European Union (“E.U.”) courts determined in late 2015 that data sharing between the E.U. and the  U.S. was not in fact compliant with the  E.U. data protection regulations. The E.U. is further releasing regulations in 2016 that will require us to appoint a Data Protection Officer to oversee and supervise our compliance with European data protection regulations. The new regulations further introduce measures that will make data sharing between our European businesses and our U.S.-based businesses more difficult by potentially requiring the implementation of additional data protections and policies.

Such government regulation (along with applicable industry standards) may increase the costs of doing business online. Federal, state, municipal and foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, regulations, and standards covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, marketing online, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual internet users.  New regulation or legislative actions regarding data privacy and security could have a material adverse impact on our operations and cash flows.

The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.

The ATM business is and can be expected to remain highly competitive. Our principal competition comes from independent ATM companies and financial institutions in all of the countries in which we operate. Our competitors could prevent us from obtaining or maintaining desirable locations for our devices, cause us to reduce the surcharge revenue generated by transactions at our devices, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, new and less traditional competitors may enter the market or we may face additional competition associated with alternative payment mechanisms and emerging payment technologies. Increased competition could result in transaction fee reductions, reduced gross margins and loss of market share. As a result, the failure to effectively adapt our organization, products, and services to the market could significantly reduce our offerings to gain market acceptance, could significantly reduce our revenue, increase our operating costs, or otherwise adversely impact our operations and cash flows.

The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues and our operations.

Despite the nationwide acceptance of surcharge fees at ATMs in the U.S. since their introduction in 1996, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), federal courts have overturned these local laws on federal preemption grounds. Although Section 1044 of the Dodd-Frank Act contains a provision that will limit the application of federal preemption with respect to state laws that do not discriminate against national banks, federal preemption will not be affected by local municipal laws, where such proposed bans or limits often arise. Additionally, some federal officials have expressed concern that surcharge fees charged by banks and non-bank ATM operators are unfair to consumers. For example, in 2010, an amendment proposing limits on the fees that ATM operators, including financial institutions, can charge consumers was introduced in the U.S. Senate, but was not ultimately included in the final version of the Dodd-Frank Act that was signed into law. Additionally, we rely on transaction based revenues in each of our international markets and any regulatory fee limits that could be imposed on our transactions may have an adverse impact on our revenues and profits. If legislation were to be enacted in the future in any of our markets, and the amount we were able to charge consumers to use our ATMs was reduced, our revenues and related profitability would be negatively impacted. Furthermore, if such limits were set at levels that are below our current or future costs to operate our ATMs, it would have a material adverse impact on our ability to continue to operate under our current business model and adversely impact our revenues and cash flows.

Potential new currency designs may require modifications to our ATMs that could impact our cash flows.

In the action styled: American Council of the Blind, et. al., v. Timothy F. Geithner, Secretary of the Treasury (Case #1:02-cv-00864) in the U.S. District Court for the District of Columbia (the “Court”) an order was entered that found that U.S. currencies (as currently designed) violated the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. As a consequence of this ruling, the U.S. Treasury stated in its semi-annual status report filed with the Court in September 2012, that the Bureau of Engraving and Printing (“BEP”) was making progress towards implementing the Secretary’s decision to provide meaningful access to paper currency by: “(i) adding a raised tactile feature to each Federal Reserve note that the BEP may lawfully redesign,  (ii) continuing the BEP’s program of adding large high-contrast numerals and different colors to each denomination that it may lawfully redesign, and (iii) implementing a supplemental currency reader distribution program for blind and other visually impaired U.S. citizens and legal residents.” Of these three steps only the first materially affects the ATM industry.  The BEP continues to research the raised tactile feature; however, recent comments from the U.S. Treasury suggest that raised tactile features on currency are not expected to be in circulation prior to 2020. Until a selection is made and disclosed by the BEP, the impact, if any, this raised tactile feature on the notes will have on the ATM industry (including us), remains unknown. However, it is possible that such a change could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense notes with raised tactile features.

Additionally, polymer notes are being introduced by the Bank of England, which will likely impact our machines in the U.K. and may require upgrades to software and physical device components on our ATMs. These notes are not expected to be implemented before September 2017. At this time, we are not certain what impact these new notes will have on our ATMs in the U.K. but we do not believe at this time the requirement will have a significant financial or operational impact on us.

Risks associated with our business

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs and financial services kiosks or a decline in the number of devices that we operate, whether as a result of global economic conditions or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank-branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on many factors, including:  (i) the market acceptance of our services in our target markets, (ii) the level of transaction fees we receive, (iii) our ability to install, acquire, operate, and retain more devices, (iv) usage of our devices by cardholders, and (v) our ability to continue to expand our surcharge-free and other consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented, we may experience a decline in the usage of our devices. Surcharge rates, which are largely market-driven and are negotiated between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our devices are utilized by consumers that frequent the retail establishments in which our devices are located, including convenience stores and gas stations, malls, grocery stores, drug stores, airports, train stations, and other large retailers. If there is a significant slowdown in consumer spending, and the number of consumers that frequent the retail establishments in which we operate our devices declines significantly, the number of transactions conducted on those devices, and the corresponding transaction fees we earn, may also decline. A decline in usage of our devices by cardholders or in the levels of fees received by us in connection with this usage, or a decline in the number of devices that we operate, would have a negative impact on our revenues and cash flows and would limit our future growth potential. For further discussion on interchange fees, see the risk factor above entitled Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

We derive a substantial portion of our revenue from devices placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us, or substantially reduce its dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

For the year ended December 31, 2015, we derived approximately 37% of our pro forma total revenues from ATMs and financial services kiosks placed at the locations of our five largest merchant customers. Pro forma total revenues are our actual total revenues for 2015 and the pro forma effect of revenues from our acquisitions completed in 2015. For the year ended December 31, 2015, our top five merchants (based on our pro forma total revenues) were 7-Eleven, CVS,  Co-op Food (in the U.K.),  Walgreens,  and Speedway. Our ATM placement agreement with 7-Eleven in the U.S., which is the largest merchant customer in our portfolio, comprised approximately 18% of our pro forma total revenues for the year ended December 31, 2015. The next four largest merchant customers together comprised approximately 19% of our pro forma total revenues. In July 2015, we were informed by 7-Eleven that it does not intend to renew the ATM placement agreement with us when it expires in mid-2017. The ultimate impact to our business as a result of this decision is not known at this time, as there are a number of factors that could impact both our revenues and profits related to this customer loss, such as the timing of the transition to the new ATM operator, compliance with the Europay, MasterCard, and Visa (“EMV”) standard, our ability to reduce costs, our ability to preserve certain product revenues (such as network branding and bank-branding), the impact on our relationship with 7-Eleven in Canada, and other factors. The non-renewal of this ATM placement agreement could also affect us by adversely impacting, among other things, our partner and supplier relationships that are utilized in servicing the 7-Eleven relationship. Because of the scale of this relationship and the volume of transactions on ATMs in 7-Eleven stores  (which are higher than our average in the U.S.) we currently believe the loss of this merchant in 2017 will most likely have a higher negative impact (in percentage terms) on our income from operations relative to the revenue impact.  As a result, the loss of this merchant in 2017 will likely have a significant negative impact on our results from operations and cash flows.

Because a significant percentage of our future revenues and operating income depends upon the successful continuation of our relationship with our top merchants the loss of any of our largest merchants, a decision by any one of them to reduce the number of our devices placed in their locations, or a decision to sell or close their locations could result in a decline in our revenues or otherwise adversely impact our business operations. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these merchants was required to close a significant number of their store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. As of December 31, 2015, the contracts we have with our top five merchants, other than 7-Eleven, had a weighted average remaining life of approximately 3.7 years.

Even if our major contracts are extended or renewed, the renewal terms may be less favorable to us than the current contracts. If any of our largest merchants enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and profits and have a material adverse impact on our operations and cash flows.

Deterioration in global credit markets, as well as changes in legislative and regulatory requirements, could have a negative impact on financial institutions that we conduct business with.

We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our devices. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our Company-owned devices and some of our merchant-owned ATMs. Volatility in the global credit markets, such as that experienced in 2008 to 2009, may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new branding partners and cash providers, and the underlying economics of any new arrangements may not be consistent with our current arrangements. Furthermore, if our existing bank-branding partners or cash providers are acquired by other institutions with assistance from the Federal Deposit Insurance Corporation (“FDIC”), or placed into receivership by the FDIC, it is possible that our agreements may be rejected in part or in their entirety.

We rely on third-parties to provide us with the cash we require to operate many of our devices. If these third-parties were unable or unwilling to provide us with the necessary cash to operate our devices, we would need to locate alternative sources of cash to operate our devices or we would not be able to operate our business.

In North America, we rely primarily on Bank of America, Wells Fargo, Elan (a division of U.S. Bancorp), and Capital One to provide us with the cash that we use in approximately 42,000 of our ATMs where cash is not provided by the merchant. In Europe, we rely primarily on Santander, RBS, and Barclays to provide us with the vault cash that we use in over 14,000 of our ATMs. For the quarter ended December 31, 2015, we had an average balance of vault cash of $2.2 billion held in our North America ATMs and $1.5 billion in our ATMs in Europe.

Our existing vault cash rental agreements expire at various times through June 2020. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our cash provider agreements. Other key terms of our agreements include the requirement that the cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period.

If our vault cash providers were to demand return of their cash or terminate their arrangements with us and remove their cash from our devices, or if they fail to provide us with cash as and when we need it for our operations, our ability to operate our devices would be jeopardized, and we would need to locate alternative sources of vault cash or potentially suffer significant downtime of our ATMs. In the event this was to happen, the terms and conditions of the new or renewed agreements could potentially be less favorable to us, which would negatively impact our results of operations. Furthermore, restrictions on our access to cash to fill our devices could severely restrict our ability to keep our devices operating, and could subject us to performance penalties under our contracts with our customers. A significant reduction in access to the necessary cash to operate our devices could have a material adverse impact on our operations and cash flows.

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

While we have more than one provider for each of the critical services that we rely on third-parties to perform, certain of these providers currently provide services to or for a significant number of our ATMs. Although we believe we would be able to transition these services to alternative service providers, this could be a time-consuming and costly process. In the event one of such service providers was unable to deliver services to us, we could suffer a significant disruption in our business, which could result in a material adverse impact to our financial results. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third-party providers, may result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements and could result in a material adverse impact on our operations and cash flows.

If we, our transaction processors, our EFT networks or other service providers experience system failures, the products and services we provide could be delayed or interrupted, which would harm our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our EFT transaction processing platform, third-party transaction processors, telecommunications network systems, and other service providers. Accordingly, any significant interruptions could severely harm our business and reputation and result in a loss of revenues and profits. Additionally, if any interruption is caused by us, especially in those situations in which we serve as the primary transaction processor, such interruption could result in the loss of the affected merchants and financial institutions, or damage our relationships with them. Our systems and operations and those of our transaction processors and our EFT network and other service providers could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry, and computer viruses, among other things. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Should a significant system failure occur, it could have a material adverse impact on our operations and cash flows.

Our armored transport business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.

During 2008, we commenced our own armored courier operation in the U.K. which delivers cash to and collects residual cash from our ATMs in that market. Our acquisition of Sunwin in November of 2014 significantly expanded our armored courier operations in the U.K. As of December 31, 2015, we were providing armored courier services to approximately 12,400 of our ATMs in that market and we currently intend to further expand that operation to service additional ATMs. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker's compensation, punitive damages, and general liability. While we seek to maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A loss claim for which insurance coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Operational failures in our EFT transaction processing facilities could harm our business and our relationships with our merchant and financial institution customers.

An operational failure in our EFT transaction processing facilities could harm our business and damage our relationships with our merchant and financial institution customers. Damage or destruction that interrupts our transaction processing services could also cause us to incur substantial additional expense to repair or replace damaged equipment and could damage our relationship with our customers. We have installed back-up systems and procedures to prevent or react to such disruptions. However, a prolonged interruption of our services or network that extends for more than several hours (i.e., where our backup systems are not able to recover) could result in data loss or a reduction in revenues as our devices would be unable to process transactions. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential merchant and financial institution customers to choose alternative service providers, as well as subject us to fines or penalties related to contractual service agreements and ultimately cause a material adverse impact on our operations and cash flows.

Errors or omissions in the settlement of merchant funds could damage our relationships with our merchant customers and expose us to liability.

We are responsible for maintaining accurate bank account information for certain of our merchant customers and accurate settlements of funds into these accounts based on the underlying transaction activity. This process relies on precise and authorized maintenance of electronic records. Although we have controls in place to help ensure the safety and accuracy of our records, errors or unauthorized changes to these records could result in the erroneous or fraudulent movement of funds, thus damaging our relationships with our merchant customers and exposing us to liability and potentially resulting in a material adverse impact on our operations and cash flows.

Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs.

Interest on amounts borrowed under our revolving credit facility is based on a floating interest rate, and our vault cash rental expense is based primarily on floating interest rates. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. We pay rental fees on the average amount of vault cash outstanding in our ATMs under floating rate formulas based on a spread above various LIBOR in the U.S., U.K., Germany, and Poland. In Mexico, we pay a monthly rental fee to our vault cash providers under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”) and in Canada, the rate is based on the Bankers Acceptance Rate. Although we currently hedge a portion of our vault cash interest rate risk related to our operations in the U.S. through December 31, 2020 by using interest rate swap agreements, we may not be able to enter into similar arrangements for similar amounts in the future. Furthermore, we have not currently entered into any derivative financial instruments to hedge our variable interest rate exposure in our international subsidiaries. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses. For additional information, see Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.

We maintain a significant amount of cash within our Company-owned devices, which is subject to potential loss due to theft or other events, including natural disasters.

For the quarter ended December 31, 2015, there was an average of approximately $3.7 billion in vault cash held in our domestic and international ATMs. Any loss of cash from our ATMs is generally our responsibility. We typically require that our service providers, who either transport the cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. Cash losses at the ATM occur in a variety of ways, such as natural disaster (hurricanes, tornadoes, etc.), fires, vandalism, and physical removal of the entire ATM, defeating the interior safe or by compromising the ATM’s technology components. Because our ATMs are often installed at retail sites, they face exposure to attempts of theft and vandalism. Thefts of cash may be the result of an individual acting alone or as a part of a crime group. In recent periods, we have seen an increase in theft of cash from our ATMs across the geographic regions in which we operate. For instance, during the fourth quarter of 2013, in response to increased physical ATM theft attempts and lower profitability on certain ATMs in Mexico, we took a number of ATMs out of service for a period of time to enhance some security features. While we maintain insurance policies to cover a significant portion of any losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions, and limitations that may leave us bearing some or all of those losses. Significant cash losses could result in a material adverse impact on our operations and cash flows.

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

We may be unable to effectively integrate our future acquisitions, which could increase our cost of operations,  reduce our profitability, or reduce our shareholder value.

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

The process of integrating operations is time consuming and could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention from day-to-day operations, any delays or difficulties encountered in connection with acquisitions, and the integration of the companies’ operations could have an adverse effect on our business, results of operations, financial condition or prospects. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures. Further, if we cannot successfully integrate an acquired company’s internal control over financial reporting, the reliability of our financial statements may be impaired and we may not be able to meet our reporting obligations under applicable law. Any such impairment or failure could cause investor confidence and, in turn, the market price of our common stock, to be materially adversely affected.

In addition, even if we are able to integrate acquired businesses successfully, we may not realize the full benefits of the cost efficiency or synergies, or other benefits that we anticipated when selecting our acquisition candidates or that these benefits will be achieved within a reasonable period of time. We may be required to invest significant capital and resources after an acquisition to maintain or grow the business that we acquire. Further, acquired businesses may not achieve anticipated revenues, earnings, or cash flows. Any shortfall in anticipated revenues, earnings, or cash flows could require us to write down the carrying value of the intangible assets associated with any acquired company, which would adversely affect our reported earnings.

Since May 2001, we have acquired 26 ATM businesses,  a surcharge-free ATM network, a technology product offering that complements our surcharge-free offering, an ATM installation company in the U.K., a Scotland-based provider and developer of marketing and advertising software and services for ATM owners, a U.K.-based provider of secure cash logistics and ATM maintenance, and a transaction processor in the U.S. We have made acquisitions to obtain the assets of deployed ATM networks and the related businesses and their infrastructure, as well as for strategic reasons to enhance the capability of our ATMs and expand our service offerings. We currently anticipate that our future acquisitions, if any, will likely reflect a mix of asset acquisitions and acquisitions of businesses, with each acquisition having its own set of unique characteristics. In the future, we may acquire businesses outside of our traditional areas, which could introduce new risks and uncertainties. To the extent that we elect to acquire an existing company or the operations, technology, and the personnel of the company, we may assume some or all of the liabilities associated with the acquired company and face new and added challenges integrating such acquisition into our operations.

Our international operations, including any future international operations, involve special risks and may not be successful, which would result in a reduction of our gross and net profits.

As of December 31, 2015,  11.3% of our devices were located in the U.K., Germany, Poland, Mexico, and Canada. Those devices contributed approximately 29.4% of our gross profits (exclusive of depreciation, accretion, and amortization) for the year ended December 31, 2015. We expect to continue to expand in the countries in which we currently operate, and potentially into other countries as opportunities arise. However, our international operations are subject to certain inherent risks, including:

•

exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the U.S. dollar, which represents our consolidated reporting currency;

•	the imposition of exchange controls, which could impair our ability to freely move cash;
•

difficulties in complying with the different laws and regulations in each country and jurisdiction in which we operate, including unique labor and reporting laws and restrictions on the collection, management, aggregation, and use of information;

•

unexpected changes in laws, regulations, and policies of foreign governments or other regulatory bodies, including changes that could potentially disallow surcharging or that could result in a reduction in the amount of interchange or other transaction-based fees that we receive;

•	unanticipated political and social instability that may be experienced;
•	rising crime rates in certain of the areas we operate in, including increased incidents of crimes on our ATMs and against store personnel where our ATMs are located;
•	difficulties in staffing and managing foreign operations, including hiring and retaining skilled workers in those countries in which we operate;
•	decreased ATM usage related to decreased travel and tourism in the markets that we operate in, such as our ATMs in Mexico a number of which are located in tourist destinations; and
•	potential adverse tax consequences, including restrictions on the repatriation of foreign earnings.

Any of these factors could have a material adverse impact on us and reduce the revenues and profitability derived from our international operations and thereby adversely impact our consolidated operations and cash flows.

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

In addition, consolidations within the banking industry may impact our branding relationships as existing branding customers are acquired by other financial institutions, some of which may not be existing branding customers.  Our branding contracts could be adversely affected by such consolidations.

If we experience impairments of our goodwill or other intangible assets, we will be required to record a charge to earnings, which may be significant.

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of December 31, 2015, we had goodwill and other intangible assets of $706.8 million, or 53.3% of our total assets. During the year ended December 31, 2015, we added $79.1 million in goodwill and intangible assets. We periodically evaluate the recoverability and the amortization period of our intangible assets under accounting principles generally accepted in the U.S. (“U.S. GAAP”). Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors and assumptions, and any changes in them, could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our financial statements, which would negatively impact our results of operations and that impact could be material.

We have a significant amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2015, our outstanding indebtedness was $575.4 million, which represents 60.9% of our total book capitalization of $945.2 million. Our indebtedness could have important consequences. For example, it could:

•

make it difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our senior subordinated notes and the agreements governing our other indebtedness;

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

Any of these factors could materially and adversely affect our business, results of operations, and cash flows. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings, including those under our credit facilities, will be available in an amount sufficient to pay our indebtedness. If we do not have sufficient earnings or capital resources to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, delay investment and capital expenditures, or sell equity or debt securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

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

In addition, we are required by our credit agreement to adhere to certain covenants and maintain specified financial ratios. While we currently have the ability to borrow the full amount available under our credit agreement, as a result of these ratios, we may be limited in the manner in which we conduct our business in the future and may be unable to engage in favorable business activities or finance our future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our debt obligations. A failure to comply with the covenants or financial ratios could result in an event of default. In the event of a default under our credit agreement, the lenders could exercise a number of remedies, some of which could result in an event of default under the indentures governing the senior notes. An acceleration of indebtedness under our credit agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time. If any or all of our debt were to be accelerated, we cannot assure you that our assets would be sufficient to repay our indebtedness in full. If we are unable to repay any amounts outstanding under our bank credit facility when due, the lenders will have the right to proceed against the collateral securing our indebtedness. Such actions could have a material adverse impact on our operations and cash flows. For additional information about our credit agreement and indentures, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Facilities.

The fundamental change and make-whole fundamental change provisions associated with our $250.0 million of 1.00% convertible senior notes due December 2020 (“Convertible Notes”) may delay or prevent an otherwise beneficial takeover attempt of us.

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

Upon the occurrence of a fundamental change, holders of our Convertible Notes may require us to purchase, for cash, all or a portion of their Convertible Notes at a fundamental change purchase price specified within the convertible note indentures. There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase price if holders submit their Convertible Notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash (if any) due if holders surrender their Convertible Notes for conversion. In addition, the occurrence of a fundamental change may cause an event of default under agreements governing us or our subsidiaries’ indebtedness. Agreements governing any future debt may also restrict our ability to make any of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the Convertible Notes or to pay cash (if any) due upon the conversion of the Convertible Notes may be limited by law or regulatory authority. In addition, if we fail to purchase the Convertible Notes or to pay the amount of cash (if any) due upon conversion of the Convertible Notes, we will be in default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the Convertible Notes or to pay the amount of cash (if any) due upon conversion.

Noncompliance with established EFT network rules and regulations could expose us to fines and penalties and could negatively impact our results of operations. Additionally, new EFT network rules and regulations could require us to expend significant amounts of capital to remain in compliance with such rules and regulations.

Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus (MasterCard), and Plus (Visa) in the U.S.; LINK in the U.K.; Promoción y Operación S.A. de C.V. in Mexico; Interac Association (“Interac”) in Canada; and Girocard in Germany. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to us. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including ourselves, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could expose us to penalties and/or fines, which could negatively impact our financial results. For example, in the U.K. and Canada, MasterCard and Visa require compliance with the EMV security standard. This standard provides for the security and processing of information contained on microchips imbedded in certain debt and credit cards, known as “smart cards.” The payment networks rules and regulations are generally subject to change and they may modify their rules and regulations from time to time. Our inability to react to changes in the rules and regulations or the interruption or application thereof, may result in the substantial disruption of our business.

In 2012, MasterCard announced plans for a liability shift from the issuers of EMV-enabled cards to the party that has not made the investment in EMV equipment (acquirer) for fraudulent counterfeit card Maestro cross-border transactions in the U.S. Under this liability shift, transactions may still occur on a non-EMV-compliant ATM, but the operator of that ATM could be liable for fraud associated with the transactions. MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, this liability shift has not had a significant impact on our business or results to date as International Maestro transactions currently comprise less than 1.0% of our U.S. transaction volume. As of the Maestro liability shift date, we implemented additional fraud monitoring methods to minimize fraud losses. To date, we have seen minimal fraud losses. In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards in the U.S. MasterCard has also announced that a liability shift for its domestic ATM transactions on EMV-issued cards will occur in October 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, all of our recent ATM deployments have been with ATMs that are EMV-ready and we plan to upgrade the majority of our U.S. Company-owned fleet in advance of the October 2016 MasterCard liability shift date for domestic transactions. We are currently working through a plan that calls for us to visit the significant majority of our Company-owned ATMs over the next year to enable most of the fleet to be EMV-compliant and also enhance security and enable other features. During 2015, we procured the majority of the ATMs and upgrade kits required to enable EMV on our Company-owned fleet. The remaining capital cost required to enable the majority of our Company-owned ATM fleet to be EMV-compliant has been contemplated in our 2016 capital expenditure plan and is projected to be approximately $10 million to $15 million. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATM fleet, which comprises many types and models of ATMs, along with potential compatibility issues with various processing platforms, we could experience increased downtime in our U.S. fleet over the course of the next year. As a result of this potential downtime, we could suffer lost revenues or incur penalties with certain of our contracts. We also may incur increased charges from networks associated with actual or potentially fraudulent transactions and may also incur additional administrative overhead costs to support the handling of an increased volume of disputed transactions. We also may experience a higher rate of unit count or transaction attrition for our merchant-owned ATMs and ATMs for which we process transactions, as a result of this standard, as we may elect to entirely block certain ATMs or certain transaction types for merchant-owned ATMs that are not EMV-enabled in the future. Noncompliance with the EMV standard or other network rules could have a material adverse impact on our operations and cash flows.

The majority of the electronic debit networks over which our transactions are conducted require sponsorship by a bank, and the loss of any of our sponsors and our inability to find a replacement may cause disruptions to our operations.

In each of the geographic segments in which we operate, bank sponsorship is required in order to process transactions over certain networks. In all of our markets, our ATMs are connected to financial transaction switching networks operated by organizations such as Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these “sponsor” arrangements with financial institutions. In the U.S., our largest geographic segment by revenues, bank sponsorship is required on the significant majority of our transactions and we rely on our sponsor banks for access to the applicable networks. In the U.K., only international transactions require bank sponsorship. In Mexico, all ATM transactions require bank sponsorship, which is currently provided by our banking partners in the country. In Canada and Germany, bank sponsorships are also required and are obtained through our relationships with third-party processors. If our current sponsor banks decide to no longer provide this service, or are no longer financially capable of providing this service as may be determined by certain networks, it may be difficult to find an adequate replacement at a cost similar to what we incur today, or potentially, we could incur a temporary service disruption for certain transactions in the event we lose or do not retain bank sponsorship, which may negatively impact our profitability and may prevent us from doing business in that market.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

We are dependent upon the ability and experience of a number of key personnel who have substantial experience with our operations, the rapidly changing automated consumer financial services industry, and the geographical segments in which we operate. It is possible that the loss of the services of one or a combination of several of our senior executives would have an adverse effect on our operations, if we are not able to find suitable replacements for such persons in a timely manner. Unexpected turnover in key leadership positions within the Company may adversely impact our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of existing personnel, any of which could adversely impact our business. Any adverse change in our reputation, whether as a result of decreases in revenue or a decline in the market price of our common stock, could affect our ability to motivate and retain our existing employees and recruit new employees. Our success also depends on our ability to continue to attract, manage, motivate and retain other qualified management, as well as technical and operational personnel as we grow. We may not be able to continue to attract and retain such personnel in the future, which could adversely impact our business.

We are subject to laws and regulations worldwide, changes to which could increase our costs and individually or in the aggregate adversely affect our business.

We currently conduct a portion of our business outside the U.S. Thus, we are subject to laws and regulations which affect both our domestic and international operations in a number of areas. These laws and regulations affect our business including, but not limited to, areas of labor, advertising, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health, and safety.

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

If we are unable to adequately protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights. Additionally, if we face claims of infringement we may be forced to incur costly litigation.

Our success depends, in part, on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. While we expect these agreements and arrangements to be honored, we cannot assure you that they will be and, despite our efforts, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors. Agreements entered into for that purpose may not be enforceable or provide us with an adequate remedy. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our applications and services are made available. Any litigation relating to the defense of our intellectual property, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.

In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. We may expose ourselves to additional liability if we agree to indemnify our customers against third party infringement claims. If the owner of intellectual property establishes that we are, or a customer which we are obligated to indemnify is, infringing its intellectual property rights, we may be forced to change our products or services, and such changes may be expensive or impractical, or we may need to seek royalty or license agreements from the owner of such rights. In the event a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using, or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable amount of time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.

We are subject to business cycles, seasonality, and other outside factors that may negatively affect our business.

Our overall business is subject to seasonal variations. For example, we have generally had fewer transactions occur in the first quarter of the year. Transaction volumes at our devices located in regions affected by strong winter weather patterns typically experience declines in volume during the first and fourth quarters as a result of decreases in the amount of consumer traffic through such locations, which decline is partially offset for the fourth quarter by increases in the number of our devices located in retail locations that benefit from increased consumer traffic during the holiday buying season. With all of our ATMs located in the northern hemisphere, we usually see an increase in transactions in the warmer summer months from May through August, which are also aided by increased vacation and holiday travel. As a result of these seasonal variations, our quarterly operating results may fluctuate and could lead to volatility in the price of our shares. In addition, a recessionary economic environment could reduce the level of transactions taking place on our networks, which could have a material adverse impact on our operations and cash flows.

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

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:

•	changes in general economic conditions and specific market conditions in the ATM and financial services industries;
•	changes in payment trends and offerings in the markets in which we operate;
•	changes in consumers’ preferences for cash as a payment vehicle;
•	competition from other companies providing the same or similar services that we offer;
•	changes in the mix of our retail partners;

•	the timing and magnitude of operating expenses, capital expenditures, and expenses related to the expansion of sales, marketing, and operations, including as a result of acquisitions, if any;
•	the timing and magnitude of any impairment charges that may materialize over time relating to our goodwill, intangible assets, or long-lived assets;
•	changes in the general level of interest rates in the markets in which we operate;
•	changes in regulatory requirements associated with the ATM and financial services industries;
•	changes in the mix of our current services;
•	changes in the financial condition and credit risk of our customers;
•	any adverse results in litigation by us or by others against us;
•	our inability to make payments on our outstanding indebtedness as they become due;
•	our failure to successfully enter new markets or the failure of new markets to develop in the time and manner we anticipate;
•	acquisitions, strategic alliances, or joint ventures involving us or our competitors;
•	terrorist acts, theft, vandalism, fires, floods, or other natural disasters;
•	additions or departures of key personnel;
•	changes in the financial condition and operational execution of our key vendors and service providers;
•	changes in tax rates or tax policies in the jurisdictions in which we operate; and
•

exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the U.S. dollar, which represents our consolidated reporting currency.

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

We may conduct future offerings of our common stock, preferred stock, or other securities convertible into our common stock to fund acquisitions, finance operations or for general corporate purposes. In addition, we may elect to settle the conversion of our outstanding Convertible Notes in shares of common stock, and we may also issue common stock under our equity awards programs. The market price of shares of our common stock or the trading price of the Convertible Notes could decrease significantly if we conduct such future offerings, if any of our existing stockholders sells a substantial amount of our common stock or if the market perceives that such offerings or sales may occur. Moreover, any issuance of additional common stock will dilute the ownership interest of our existing common stockholders, and may adversely affect the ability of holders of our Convertible Notes to participate in any appreciation of our common stock.

The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

Under U.S. GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as our Convertible Notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option is treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes, and that original issue discount is amortized into interest expense over the term of the Convertible Notes using an effective yield method. As a result, we are required to record non-cash interest expense as a result of the amortization of the effective original issue discount to the Convertible Notes’ face amount over the term of the notes and as a result of the amortization of the debt issuance costs. Accordingly, we report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the Convertible Notes’ coupon interest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our North America segment includes offices throughout the U.S., Mexico, and Canada. Our principal executive offices are located at 3250 Briarpark Drive, Suite 400, Houston, Texas 77042, and our telephone number is (832) 308-4000. In the U.S., we lease 62,249 square feet of office space for our Houston headquarters and 44,258 square feet of other office and warehouse space in north Houston. Furthermore, we lease 44,778 square feet in the Dallas, Texas area, where we manage our EFT transaction processing operations. We also lease office spaces in Bethesda, Maryland; Whippany, New Jersey; Minnetonka, Minnesota; Portland, Oregon; Rohnert Park, California; Chandler, Arizona; Peoria, Illinois; Bloomington, Illinois; and St. Louis, Missouri for other regional offices. We also lease offices in Mexico City, Mexico; Lethbridge Alberta; and Ottawa, Ontario.

In Europe, we lease office spaces in and near London, U.K. for our ATM operations and various other locations throughout the U.K. to support our cash-in-transit operations and other business activities. In Germany, we lease office space in Trier. For our i-design operations, we lease office space in Dundee, Scotland.

Our facilities are leased pursuant to operating leases for various terms and we believe they are adequate for our current use. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS

For a description of our material pending legal and regulatory proceedings and settlements, see Part II. Item 8. Financial Statements and Supplementary Data, Note 17. Commitments and Contingencies - Legal Matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol “CATM.”  As of February 19, 2016, there were 37 stockholders of record of our common stock, excluding an indeterminate number of beneficial holders whose shares may be held of record at brokerage and clearing agencies.

Quarterly Stock Prices. The following table reflects the quarterly high and low sales prices for our common stock as reported on The NASDAQ Stock Market LLC:

	High	Low
2015
Fourth Quarter	$38.68	$32.29
Third Quarter	37.07	32.18
Second Quarter	39.87	36.29
First Quarter	39.77	33.61

2014
Fourth Quarter	$40.00	$33.04
Third Quarter	39.42	31.38
Second Quarter	39.41	28.03
First Quarter	44.00	36.97

Dividend Information. We have historically not paid, nor do we anticipate paying, dividends with respect to our common stock. For information on restrictions on our ability to pay dividends, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Facilities.

Stock Performance Graph. The following graph compares the five-year total return to holders of Cardtronics Inc.'s common stock, the NASDAQ Composite index (the “Index”), and a customized peer group of 19 companies that includes: (i) ACI Worldwide, Inc. (ACIW), (ii) Acxiom Corporation (ACXM), (iii) CSG Systems International, Inc. (CSGS), (iv) Earthlink Inc. (ELNK), (v) Euronet Worldwide, Inc. (EEFT), (vi) Fair Isaac Corp. (FICO), (vii) Everi Holdings Inc. (EVRI), (viii) Global Payments, Inc. (GPN), (ix) Jack Henry & Associates, Inc. (JKHY), (x) NeuStar, Inc. (NSR), (xi) Outerwall, Inc. (OUTR), (xii) SS&C Technologies Holdings, Inc. (SSNC), (xiii) WEX, Inc. (WEX), (xiv) Heartland Payment Systems, Inc. (HPY), (xv) Vantiv Inc. (VNTV), (xvi) Total Systems Services, Inc. (TSS), (xvii) VeriFone Systems, Inc. (PAY), (xviii) MoneyGram International, Inc. (MGI), and (xix) Blackhawk Network Holdings, Inc. (HAWK) (collectively, the “New Peer Group”). We selected the New Peer Group companies because they are publicly traded companies that: (i) have the same Global Industry Classification Standard classification, (ii) generate a similar amount of revenues, (iii) have similar market values, and (iv) provide services that are similar to the services we provide. The New Peer Group companies were revised during 2015. Our previous peer group included: (i) ACI Worldwide, Inc. (ACIW), (ii) Acxiom Corporation (ACXM), (iii) CSG Systems International, Inc. (CSGS), (iv) Earthlink Inc. (ELNK), (v) Euronet Worldwide, Inc. (EEFT), (vi) Fair Isaac Corp. (FICO), (vii) Global Cash Access Holdings, Inc. (GCA), (viii) Global Payments, Inc. (GPN), (ix) Jack Henry & Associates, Inc. (JKHY), (x) NeuStar, Inc. (NSR), (xi) Outerwall, Inc. (OUTR), (xii) Sapient Corp. (SAPE), (xiii) SS&C Technologies Holdings, Inc. (SSNC), and (xiv) WEX, Inc. (WEX) (collectively, the “Old Peer Group”).

The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common stock, in our New Peer Group, in our Old Peer Group, and the Index on December 31, 2010, (ii) investments in the New Peer Group and our Old Peer Group were weighted based on the returns of each individual company within the group according to their market capitalization at the beginning of the period, and (iii) dividends were reinvested on the relevant payment dates. The stock price performance included in this graph is historical and not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/10	12/11	12/12	12/13	12/14	12/15

Cardtronics Inc.	$100.00	$152.88	$134.12	$245.48	$217.97	$190.11
NASDAQ Composite	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
Old Peer Group	$100.00	$104.51	$126.35	$188.67	$190.81	$228.64
New Peer Group	$100.00	$106.79	$120.93	$177.29	$182.72	$225.08

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of shares of our common stock, the class of which is registered by us pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2015:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of a Publicly	that may Yet be Purchased
Period	Shares Purchased (1)	Paid Per Share (2)	Announced Plan or Program	Under the Plan or Program (3)
October 1 - October 31, 2015	213	$33.73	—	$—
November 1 - November 30, 2015	729	$34.58	—	$—
December 1 - December 31, 2015	2,468	$36.09	—	$—

(1)

Represents shares surrendered to us by participants in our Second Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”) to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2007 Plan.

(2)

The price paid per share was based on the average high and low trading prices of our common stock on the dates on which we repurchased shares from the participants under our 2007 Plan or in the open market.

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

Unregistered Sales of Equity Securities. None that have not previously been reported on a current report on Form 8- K.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our consolidated financial statements. As a result of acquisitions of businesses during the years presented below, our financial results are not comparable in all periods. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, excluding share and per share information and number of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$1,200,301	$1,054,821	$876,486	$780,449	$624,576
Income from operations (1)	139,917	104,639	82,601	90,507	77,275
Net income (2)	65,981	35,194	20,647	43,262	70,146
Net income attributable to controlling interests and available to common stockholders (2)	67,080	37,140	23,816	43,591	70,233
Per Share Data:
Basic net income per common share (2)	$1.50	$0.83	$0.52	$0.97	$1.60
Diluted net income per common share (2)	$1.48	$0.82	$0.52	$0.96	$1.58
Basic weighted average shares outstanding	44,796,701	44,338,408	44,371,313	43,469,175	42,201,491
Diluted weighted average shares outstanding	45,368,687	44,867,304	44,577,635	43,875,332	42,886,780

Consolidated Balance Sheets Data:
Total cash and cash equivalents	$26,297	$31,875	$86,939	$13,861	$5,576
Total assets	1,327,003	1,255,790	1,056,203	768,892	712,801
Total long-term debt and capital lease obligations, including current portion (3)	575,399	612,697	490,514	354,819	370,949
Total stockholders’ equity	369,793	286,535	247,114	148,804	113,145

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$256,553	$188,553	$183,557	$136,388	$113,325
Cash flows from investing activities	(209,562)	(336,881)	(266,740)	(113,764)	(234,454)
Cash flows from financing activities	(48,520)	99,248	154,988	(14,084)	123,532

Operating Data (Unaudited):
Total number of ATMs (at period end):
ATM operations	77,169	78,217	66,984	56,395	48,105
Managed services and processing, net (4)	112,622	31,989	13,610	6,365	4,781
Total number of ATMs (at period end)	189,791	110,206	80,594	62,760	52,886

Total transactions (excluding Managed services and processing, net)	1,251,626	1,040,241	860,062	704,809	516,564
Total cash withdrawal transactions (excluding Managed services and processing)	759,408	617,419	521,282	443,312	318,615

(1)

The year ended December 31, 2013 includes $8.7 million in nonrecurring property tax expense related to a change in assessment methodology in the U.K. Additionally, $27.1, $18.1, and $15.4 million in acquisition and divestiture-related costs were included in the results for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)

The year ended December 31, 2013 includes $13.8 million in income tax expense related to the restructuring of our U.K. business. The year ended December 31, 2011 includes $37.0 million in income tax benefits. The income tax benefit in 2011 related to a tax reporting change that was implemented in our U.K. operations.

(3)

Our long-term debt as of December 31, 2015 consists of outstanding borrowings under our revolving credit facility, our senior notes, and our convertible senior notes that were issued in November 2013. The Convertible Notes are shown on our Consolidated Balance Sheet at a carrying value of $234.6 million as of December 31, 2015, which represents the principal balance of $287.5 million less the unamortized discount of $52.9 million.

(4)

The notable increase in the Managed services and processing, net ATM machine count is primarily attributable to the July 1, 2015 acquisition of CDS and the incremental number of transacting ATMs for which CDS provides processing services.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those we discuss under Part I. Item 1A. Risk Factors. Additionally, you should read the following discussion together with the financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.

Our discussion and analysis includes the following topics:

•	Strategic Outlook
•	Developing Trends in the ATM and Financial Services Industry
•	Recent Events
•	Components of Revenues, Cost of Revenues, and Expenses
•	Results of Operations
•	Non-GAAP Financial Measures
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates
•	New Accounting Pronouncements Issued but Not Yet Adopted
•	Commitments and Contingencies
•	Off Balance-Sheet Arrangements

Strategic Outlook

Over the past several years, we have expanded our operations both domestically and internationally through acquisitions, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, expanded our relationships with leading financial institutions through growth of the Allpoint surcharge-free ATM network and bank-branding programs, and made strategic acquisitions and investments to expand new product offerings and capabilities of our ATMs.

We have completed several acquisitions since 2011, including the acquisitions of: (i) eight domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S. by approximately 58,000, (ii) two Canadian ATM operators for a total of approximately 1,400 ATMs, which allowed us to enter into and expand our international presence in Canada, (iii) Cardpoint in August 2013, which further expanded our U.K. ATM operations by approximately 7,100 ATMs and also allowed us to enter into the German market with approximately 800 ATMs, and (iv)  Sunwin in November of 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate approximately 2,000 existing high-transacting ATMs located at the Co-op Food stores and the opportunity to install and operate new ATMs in up to 800 stores that do not currently have ATMs.

In addition to ATM acquisitions, we have also made strategic acquisitions including: (i) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek, (ii) i-design in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (iii)  CDS in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue to expand our ATM footprint and launch new products and services that will allow us to further leverage our existing ATM and financial services kiosk network. In particular, we see opportunities to expand our operations through the following:

•	increase our number of deployed devices with existing as well as new merchant relationships;
•	expand our relationships with leading financial institutions;
•	work with non-traditional financial institutions and card issuers to further leverage our extensive ATM and financial services kiosk network;
•	increase transaction levels at our existing locations;
•	develop and provide additional services at our existing ATMs;
•	pursue additional managed services opportunities; and
•	pursue international growth opportunities.

For additional discussion of each of our strategic points above, see Part I. Item 1. Business - Our Strategy.

Developing Trends in the ATM and Financial Services Industry

Increase in Surcharge-Free Offerings. Many U.S. retail banks aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their customers. While owning a large ATM network would be a key strategic asset for a bank, we believe it would be uneconomical for all but the largest banks to build and operate an extensive ATM network. Bank-branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at substantially lower cost than building their own ATM networks. These factors have led to an increase in bank-branding and participation in surcharge-free ATM networks, and we believe that there will be continued growth in such arrangements.

Increase in Usage of Stored-Value Prepaid Debit Cards. In the U.S., we have seen a proliferation in the issuance and acceptance of stored-value prepaid debit cards as a means for consumers to access their cash and make routine retail purchases over the past ten years. Based on published studies, the value loaded on stored-value prepaid cards such as open loop network-branded money and financial services cards, payroll and benefit cards and social security cards, is expected to continue to increase in the next few years.

We believe that our network of ATMs and financial services kiosks, located in well-known retail establishments throughout the U.S., provides a convenient and cost-effective way for holders of such cards to access their cash and potentially conduct other financial services transactions. Furthermore, through our Allpoint network, we partner with financial institutions that issue and sponsor stored-value prepaid debit card programs on behalf of corporate entities and governmental organizations, and we are able to provide holders of such cards convenient, surcharge-free access to their cash. We believe that the number of prepaid cards being issued and in circulation has increased significantly over the last several years and represents a growing portion of our total withdrawal transactions at our ATMs in the U.S.

Growth in Other Automated Consumer Financial Services. The majority of all ATM transactions in the U.S. are cash withdrawals, with the remainder representing other banking functions such as balance inquiries, transfers, and deposits. We believe that there are opportunities for a large non-bank ATM operator to provide additional financial services to customers, such as check cashing, remote deposit capture, money transfer, and stored-value card reload services through self-service kiosks. These additional consumer financial services could result in additional revenue streams for us and could ultimately result in increased profitability. However, it would require additional capital expenditures on our part to offer these services more broadly than we currently do.

Managed Services. While many banks own significant networks of ATMs that serve as extensions of their branch networks and increase the level of service offered to their customers, large ATM networks are costly to operate and typically do not provide significant revenue for banks and smaller financial institutions. Similarly, there are retailers that own their own network of ATMs for added services to their customers. Operating a network of ATMs is not a core competency for the majority of banks or other financial institutions and for retailers; therefore, we believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operating costs while extending their customer service. Additionally, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks.

Growth in International Markets. In most regions of the world, ATMs are less common than in the U.S. and the U.K. We believe the ATM industry will grow faster in certain international markets, as the number of ATMs per capita in those markets increases and begins to approach the levels in the U.S. and the U.K. In addition, there has been a trend toward growth of non-branch ATMs in the other international markets in which we operate, including Germany, which we entered into during 2013 through the Cardpoint acquisition.

•

United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all U.K. ATM operators), approximately 71,000 ATMs were deployed in the U.K. as of December 2015, of which approximately 39,000 were operated by non-banks. Similar to the U.S., electronic payment alternatives have gained popularity in the U.K. in recent years. However, cash is still the primary payment method preferred by consumers, representing approximately 60% of spontaneous payments above £1.00 according to the U.K. Payments Council’s Consumer Payments 2015 publication. Due to the maturing of the ATM market, we have seen both the number of ATM deployments and withdrawals slow in recent years, and there has been a shift from fewer pay-to-use ATMs to more free-to-use ATMs. We significantly expanded in the U.K. during 2013 through the acquisition of Cardpoint and in 2014 through the acquisition of Sunwin and a new ATM operating agreement with Co-op Food. We expect to further expand our operations in this market through new locations with existing merchant customers along with new merchants with whom we may acquire relationships and other growth strategies.

•

Germany. We entered the German market in August 2013 through our acquisition of Cardpoint. The German ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and the U.K. There are approximately 57,000 ATMs in Germany that are largely deployed in bank branch locations. This fragmented and potentially under-deployed market dynamic is attractive to us, and as a result, we believe there are a number of opportunities for growth in this market.

•

Canada. We entered the Canadian market in October 2011 through a small acquisition, and further expanded our presence in the country through another small acquisition in December 2012. We expect to continue to grow our number of ATM locations in this market and plan to leverage our U.S. operations to support our anticipated growth in this market. We have grown recently in this market, primarily through a combination of new merchant and financial institution partners. As we continue to expand our footprint in Canada, we plan to seek additional partnerships with financial institutions to implement bank-branding and other financial services, similar to our bank-branding and surcharge-free strategy in the U.S.

•

Mexico. According to the Central Bank of Mexico, as of September 2015 there were approximately 45,000 ATMs operating throughout the country, most of which were owned by national and regional banks. Due to a series of governmental and network regulations over the past few years that have been mostly detrimental to us, along with increased theft attempts on our ATMs in this market, we have slowed our expansion in this market in recent years. However, we remain poised and able to selectively pursue opportunities with large retailers and financial institutions in the region, and believe there are currently opportunities to grow this business profitability. During December 2015, we expanded our ownership in this joint venture from 51.0% to over 95%.

•

Poland. In March 2015, Poland became our third European market, following the U.K. and Germany. Our expansion into Poland was achieved through close coordination with a key European merchant customer. We plan to continue to grow in this market through additional merchant relationships and financial institution partnerships.

Increases in Surcharge Rates. As financial institutions in the U.S. increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets and with certain merchant customers as well. We also believe that higher surcharge rates in the market make our surcharge-

free offerings more attractive to consumers and other financial institutions. In 2009 and 2010, we saw broad increases in surcharge rates in the industry. Over the last few years, we have seen a slowing of surcharge rate increases and expect to see generally modest increases in surcharge rates in the near future.

Decrease in Interchange Rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks over which the underlying transactions are routed. In recent years, several networks in the U.S. have not only reduced the per transaction interchange paid to ATM deployers for transactions routed through their networks, but have also increased the fees they charge ATM deployers to have access to their networks. These access fees are referred to as “acquirer fees.” As a result of these actions, we have experienced a decrease in the net interchange rate we receive on transactions performed at our ATMs. During the second quarter of 2012, a major global network reduced the interchange it pays to ATM deployers and also increased the acquirer fees paid by ATM deployers. This network action also prompted some financial institutions to shift their transaction volume to lower interchange rate networks, further reducing our interchange revenues. If financial institutions move to take further advantage of lower interchange rates, or if networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits would be negatively impacted. We have taken measures to mitigate our exposure to interchange rate reductions by networks, including, but not limited to: (i) where possible, routing transactions through a preferred network such as the Allpoint network, where we have influence over the per transaction rate, (ii) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers,  (iii) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners, and (iv) negotiating pricing directly with certain networks. As of December 31, 2015, approximately 4% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have limited influence or have limited ability to offset against fees we pay to merchants in the event of a rate decrease.

Interchange rates in the U.K. are primarily set by LINK, the U.K.’s primary ATM debit network. LINK sets the interchange rates in the U.K. annually using a cost-based methodology that generally incorporates ATM service costs from two years back (i.e., operating costs, interest rates, and other costs from 2014 are considered for determining the 2016 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. Transactions conducted on our ATMs from these cards, which currently represent approximately 1.5% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. Accordingly, if any major financial institutions in the U.K. were to decide to leave the LINK network in favor of Visa or MasterCard, such a move could further reduce the interchange revenues that we receive from the related withdrawal transactions conducted on our ATMs in that market. See also Part I. Item 1A. Risk Factors section for additional discussion and development regarding LINK.

Recent Events

Withdrawal Transaction and Revenue Trends - U.S.  Many banks are reducing the number of branches they operate to reduce their operating costs, giving rise to a desire for automated banking solutions, such as ATMs. Bank-branding of our ATMs and participation in our surcharge-free network allow financial institutions to rapidly increase and maintain surcharge-free ATM access for their customers at a substantially lower cost than building and maintaining their own ATM network. We also believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank-branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

In 2014, we received notice from one of our largest branding partners, Chase, of their intention not to renew or extend a number of ATM branding contracts with us. While this action had a moderately negative impact on 2015 results, we do not believe that it will have a long-term adverse impact on our financial results or our ability to continue offering bank-branding solutions to financial institutions. We have already reached agreements with several financial institutions and are in advanced discussions with multiple other financial institutions to replace the branding on a significant number of the ATMs previously branded by Chase.

Total same-store cash withdrawal transactions conducted on our U.S. ATMs, inclusive of the locations previously branded by Chase, decreased for the year ended December 31, 2015 by 5.7%, compared to the prior year. The decline was due to a number of our ATMs having the Chase brand removed during 2015. This debranding activity caused a shift in consumer behavior at some of our ATMs, as ATMs that were previously free-to-use to Chase cardholders, now charge convenience fees to those cardholders. Chase may also charge its customers an out of network fee, making the ATM less attractive for Chase cardholders to use them. As we are able to partially offset the lost branding revenues from Chase with surcharge fees to their customers, our same-store revenues were up approximately 2% for the year.

Excluding locations that were impacted by the Chase debranding activity, the remainder of our U.S. fleet produced same-store withdrawals that were essentially flat for the year ended December 31, 2015. However, our same-store revenues for our U.S. ATMs were up almost 3% for the year ended December 31, 2015, driven by new branding and re-branding of certain locations, incremental Allpoint related revenues, and rate increases at certain locations. Excluding ATM locations that have been recently debranded, we expect an approximately flat withdrawal transaction growth rate on a same-store basis on our domestic ATMs in the near-term.

In July 2015, we received notification from 7-Eleven that they do not intend on renewing their ATM placement agreement in the U.S. with us upon expiration of the agreement in July 2017. 7-Eleven announced that it has selected a related entity of 7-Eleven’s parent company as its next ATM provider. 7-Eleven in the U.S. represents the single largest merchant customer in our portfolio, and comprised approximately 18%  of our pro forma total revenue for the year ended December 31, 2015.  This percentage is up slightly from the 17.5% of pro forma total revenues disclosed for the year ended December 31, 2014 primarily as a result of business divestitures during 2015 and changes in currency exchange rates. Our existing agreement with 7-Eleven remains in effect until July 2017. At this time, we do not expect a significant change in our revenues and earnings associated with this contract through July 2017 as a result of this notification. See also Part I. Item 1A. Risk Factors.

Withdrawal Transaction and Revenue Trends - U.K. In recent periods, we have installed more free-to-use ATMs as opposed to surcharging pay-to-use ATMs in the U.K., which is our largest operation in Europe, due in part to our major corporate customer contract additions that tend to operate mostly in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use machines have generally translated into higher overall revenues. Our same-store withdrawal transactions have been slightly negative, approximately (-2% to -4%), in recent periods in the U.K. However, in the current year, our organic revenue growth rate in the U.K. exceeded 10% on a constant-currency basis,  as we have been able to secure several ATM placement agreements with new and existing relationships and we also benefited from a higher interchange rate. Additionally, through our significant operating scale in this market, we have been able to grow our profit margins with the additional revenues from the expanded ATM estate.

Europay, MasterCard, Visa (“EMV”) Standard in the U.S. The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” This standard has already been adopted in the U.K., Germany, Poland, Mexico, and Canada, and our ATMs in those markets are in compliance. In the U.S., MasterCard has announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) on various dates. Under this liability shift, transactions may still occur on a non-EMV-compliant ATM, but the operator of that ATM would be liable for any fraudulent transactions. MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, to date, we have not experienced and do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1.0% of our U.S. transaction volume. As of the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses. To date, we have seen minimal fraud losses. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur starting in October 2016. In February 2013, Visa announced plans for a liability shift to occur in October 2017 for all transactions types on domestic or international EMV-issued cards. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, all of our recent ATM deployments have been with ATMs that are

EMV-ready, and we plan to upgrade the significant majority of our U.S. Company-owned fleet in advance of the October 2016 MasterCard liability shift date for domestic transactions. We are currently working through a plan that calls for us to visit the significant majority of our Company-owned ATMs over the next year to enable most of the fleet to be EMV-compliant and also enhance security and enable other features. During 2015, we procured the majority of the ATMs and upgrade kits required to enable EMV on our Company-owned fleet. The remaining capital cost required to enable the majority of our Company-owned ATM fleet to be EMV-compliant has been contemplated in our 2016 capital expenditure plan and is projected to be approximately $10 million to $15 million. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATM fleet, which comprises many types and models of ATMs, along with potential compatibility issues with various processing platforms, we could experience increased downtime in our U.S. fleet over the course of the next year. As a result of this potential downtime, we could suffer lost revenues or incur penalties with certain of our contracts. We also may incur increased charges from networks associated with actual or potentially fraudulent transactions and may also incur additional administrative overhead costs to support the handling of an increased volume of disputed transactions. We also may experience a higher rate of unit count or transaction attrition for our merchant-owned ATMs and ATMs for which we process transactions, as a result of this standard, as we may elect to entirely block certain ATMs or certain transaction types for merchant-owned ATMs that are not EMV-enabled in the future. However, we are currently offering programs to make EMV upgrades attractive to merchants that own their own ATMs. At this time, we do not expect the U.S. EMV standard, being driven by MasterCard- and Visa-announced liability shifts, to have a major impact on our operating results in 2016.

Financial Regulatory Reform in the U.K. and the E.U. In March 2013, the U.K. Treasury department issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme. In October 2013, the U.K. government responded by establishing the new PSR to oversee any payment system operating in the U.K. and its participants. The PSR went live in April 2015 and to date there has been no significant immediate effect on us or our operations. We will continue to monitor and report on any further developments. See also Part I. Item IA Risk Factors - We operate in a changing and unpredictable regulatory environment, which may harm our business. If we are subject to new legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that legislation, which may reduce our net income and our profit margins.

In July 2013, the European Commission put forward a new draft directive to regulate payment service providers operating in the E.U.  (“PSD2”). Broadly, PSD2 sought to harmonize rules for the licensing of payment institutions and introduce certain common rules applicable to all payment service providers (“PSPs”) throughout the E.U. PSD2 set out the rights and obligations of payment service users and PSPs together with transparency and security requirements to facilitate safe, efficient payment transactions. PSD2 was finalized on October 8, 2015, carrying forward the exemption related to independent ATM operators that was present in the prior directive.

Capital Investments. As was the case in 2015, we anticipate an elevated level of capital investment during 2016 to support the EMV requirements discussed above and other factors discussed in greater detail below, but we do not expect that this temporary increased level of capital investment will continue past 2016. We expect capital expenditures in 2016 to be slightly above what we invested during 2015. The higher levels of capital spending in 2015 and 2016 are being driven by the upcoming EMV requirements, coupled with many other factors including: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) increased demand from merchants and financial institutions for multi-function ATMs, (iii) competition for new merchant and customer contracts and a significant number of long-term renewals of existing merchant contracts, (iv) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and to continue running supported versions, and (v) other compliance related matters. As a result of the increased capital investments being planned, we are working to optimize our existing assets, but it is possible that as a result of this activity we could incur some asset write-offs or impairments and increased depreciation expense as we seek to optimize our investments. However, we project, in many cases, that the long-term revenue benefits of the investments will drive increased profitability in future periods and allow us to expand our position as the leading ATM operator of non-bank branch locations.

Acquisitions. On July 1, 2015, we completed the acquisition of CDS for a total purchase price of $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

Divestitures. On July 1, 2015, we completed the divestiture of our retail cash-in-transit operation in the U.K. This business component, which mainly relates to the collection of cash by couriers at retail locations, was originally acquired through the Sunwin acquisition completed in November 2014. As this component was not deemed to be a core part of our on-going strategy, the business was sold to a third party operator. As there were certain conditions associated with the sale, we  recorded estimated proceeds of £24.9 million, or approximately $39 million, on the sale transaction as of December 31, 2015, based on the estimated amount of proceeds we ultimately expect to receive. Of this amount, £20.2 million, or approximately $31 million, was received during the year and £4.7 million, or approximately $7 million, was received subsequent to December 31, 2015. As of December 31, 2015, the net pre-tax gain recognized on this transaction was $16.6 million, recognized within the (Gain) loss on disposal of assets line item in the accompanying Consolidated Statement of Operations. We also recorded approximately $15.3 million in costs associated with the sale of the assets and costs to close certain facilities in the U.K. that were no longer profitable to operate as a result of the sale of the non-core retail cash-in-transit operation. These costs and other costs, including excess operating costs associated with work that was in transition to other facilities during the period, are recorded in the third and fourth quarter of 2015 within the Acquisition and divestiture-related expense line item in the accompanying Consolidated Statement of Operations.

For additional discussion related to the acquisition and divestiture discussions above, see Item 8. Financial Statements and Supplementary Data, Note 2. Acquisitions and Divestitures.

Factors Impacting Comparability Between Periods

•

Foreign Currency Exchange Rates. Our reported financial results are subject to fluctuations in exchange rates. With relatively minor fluctuations in the average rates between 2011 and 2014, our overall results have not been significantly impacted. However, during the second half of 2014, the U.S. dollar began to significantly appreciate in value relative to the currencies we transact business in our foreign operations. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the foreign markets in which we operated caused our reported revenues to be lower by approximately $38.5 million, or 3.2%, for the year ended December 31, 2015. As the U.S. dollar has continued to generally gain strength relative to the foreign currencies where we operate our international businesses, we expect that our 2016 results will also be somewhat adversely impacted as well.

•

Acquisitions and Divestitures. The results of operations for any acquired entities during a particular year have been included in our consolidated results for that year since the respective dates of acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated results since the dates of divestiture. We do not believe these effects are material in the years presented.

Components of Revenues, Cost of Revenues, and Expenses

Revenues

We derive our revenues primarily from providing ATM and automated consumer financial services, bank-branding, surcharge-free network offerings, and sales and services of ATM equipment. We currently classify revenues into two primary categories: (i) ATM operating revenues and (ii) ATM product sales and other revenues.

ATM Operating Revenues. We present revenues from ATM and automated consumer financial services, branding arrangements, surcharge-free network offerings and managed services in the ATM operating revenues line item in our Consolidated Statements of Operations. These revenues include the fees we earn per transaction on our ATMs, fees we generate from bank-branding arrangements and our surcharge-free network offerings, fees we earn on managed services arrangements, and fees earned from providing certain ATM management services. Our revenues from ATM services have increased in recent years due to the acquisitions we have completed, by unit expansion with our customer base, acquisition of new merchant relationships, expansion of our bank-branding programs, the growth of our Allpoint network, and fee increases at certain locations, and introduction of new services, such as Dynamic Currency Conversion (“DCC”).

ATM operating revenues primarily consist of the four following components: (i) surcharge revenue, (ii) interchange revenue, (iii) branding and surcharge-free network revenue, and (iv) managed services and processing revenue.

•

Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the type of arrangement under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. Surcharge fees per surcharge-bearing transaction will vary depending upon the competitive landscape for surcharge fees at newly-deployed ATMs, the roll-out of additional branding arrangements, and future negotiations with existing merchant partners. For those ATMs that we own or operate that participate in surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who are participants of such networks; rather we receive interchange and branding or surcharge-free network revenues, which are further discussed below. For certain ATMs owned and primarily operated by the merchant, we do not receive any portion of the surcharge but rather the entire fee is earned by the merchant. In the U.K., ATM operators must either operate ATMs on a free-to-use (surcharge-free) or on a pay-to-use (surcharging) basis. On free-to-use ATMs in the U.K., we only earn interchange revenue on withdrawal and other transactions, such as balance inquiries, that are paid to us by the customer’s financial institution through the ATM network in the U.K. On our pay-to-use ATMs, we only earn a surcharge fee on withdrawal transactions and no interchange is paid to us by the cardholder’s financial institution, except for non-cash withdrawal transactions such as balance inquiries for which interchange is paid to us by the cardholder’s financial institution. In Germany, we collect a surcharge fee on withdrawal transactions but generally do not receive interchange revenue. In Mexico, domestic surcharge fees are generally similar to those charged in the U.S., except for machines that dispense U.S. dollars, where we charge an additional foreign currency convenience fee. Finally, in Canada, surcharge fees are comparable to those charged in the U.S., and we also earn an interchange fee that is paid to us by the cardholder’s financial institution.

•

Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM owned by another operator and for the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, with the remaining portion being retained by the EFT network. In the U.S., interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. In the U.K., interchange fees are earned on all ATM transactions other than pay-to-use cash withdrawals. LINK sets the interchange rates for most ATM transactions in the U.K. annually by using a cost-based methodology that generally incorporates ATM service costs from two years back (i.e., operating costs, interest rates, and other costs from 2014 are considered for determining the 2016 interchange rate). In Germany, our primary revenue source is surcharge fees paid by ATM users. Currently, we do not receive interchange revenue from domestic transactions in Mexico due to rules promulgated by the Central Bank of Mexico, which became effective in May 2010. In Canada, interchange fees are determined by Interac, the interbank network in Canada, and have remained at a constant rate over the past few years.

•

Bank-branding and surcharge-free network revenue. Under a bank-branding agreement, ATMs that are owned and operated by us are branded with the logo of the branding financial institution. Cardholders of the branding institution can use those machines without paying a surcharge, and in exchange for the value associated with displaying the brand and providing surcharge-free access to their cardholders, the financial institution typically pays us a monthly per-ATM fee. Historically, this type of branding arrangement has resulted in an increase in transaction levels at branded ATMs, as existing customers continue to use the ATMs and cardholders of the branding financial institution are attracted by the service. Additionally, although we forego the surcharge fee on transactions by the branding institution’s customers, we continue to earn interchange fees on those transactions along with the monthly branding fee, and sometimes enjoy an increase in surcharge-bearing transactions from users who are not customers of the branding institution as a result of having a financial institution brand on the ATMs. In some instances, we have branded an ATM with more than one financial institution. Doing this has allowed us to serve more cardholders on a surcharge-free basis, and in doing so drive more traffic to our retail sites. Based on these factors, we believe a branding arrangement can substantially increase the profitability of an ATM versus operating the same machine without a brand. Fees paid for branding vary widely within our industry, as well as within our own operations, depending on the ATM location, financial institutions operating in the area, and other factors. Regardless, we typically set branding fees at levels that more than offset our anticipated lost surcharge revenue.

Under the Allpoint network, financial institutions that are members of the network pay us either a fixed monthly fee per cardholder or a set fee per transaction in exchange for us providing their cardholders with surcharge-free access to many of our ATMs. These fees are meant to compensate us for the loss of surcharge revenues. Although we forego surcharge revenues on those transactions, we do continue to earn interchange revenues at a per transaction rate that is usually set by Allpoint. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of themselves, corporate entities and governmental agencies, including general purpose, payroll, and EBT cards. Under these programs, the issuing financial institutions pay Allpoint either a per transaction fee or a fee per issued stored-value card in return for allowing the users of those cards surcharge-free access to the Allpoint network. In addition to Allpoint, the ATMs that we operate in 7-Eleven stores, as well as select other merchant locations, participate in the Co-op network, the nation’s largest surcharge-free network devoted exclusively to credit unions.

•

Managed services revenue. Under a managed service arrangement, we offer ATM-related services depending on the needs of our customers, including monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. Our customers, who include retailers and financial institutions, may also at times request that we own the ATM fleets. Under a managed services arrangement, all of the transaction-based surcharge and interchange fees are earned by our customer, whereas we typically receive a fixed management fee per ATM and/or a set fee per transaction for the services we provide. This arrangement allows our customers to have greater flexibility to control the profitability per ATM by managing the surcharge fee levels. Currently, we offer managed services in the U.S., the U.K., and Canada, and plan to grow this arrangement both domestically and internationally in the future.

•

Other revenue.  In addition to the above, we also earn ATM operating revenues from the provision of other financial services transactions at certain financial services kiosks that, in addition to standard ATM services, offer bill payment, check cashing, remote deposit capture, and money transfer services.

The following table presents the components of our total ATM operating revenues for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Surcharge revenue	40.9%	45.3%	46.0%
Interchange revenue	37.3	33.9	32.6
Bank-branding and surcharge-free network revenues	15.3	15.5	16.6
Other revenues, including managed services	6.5	5.3	4.8
Total ATM operating revenues	100.0%	100.0%	100.0%

ATM Product Sales and Other Revenues. We present revenues from the sale of ATMs and other non-transaction based revenues in the ATM product sales and other revenues line item in our Consolidated Statements of Operations. These revenues consist primarily of sales of ATMs and related equipment to merchants operating under merchant-owned arrangements, as well as sales under our value-added reseller (“VAR”) program with NCR. Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer. We expect to continue to derive a portion of our revenues from sales of ATMs in the future. Additionally, effective with the Sunwin acquisition in November 2014, revenues earned from this business related to the retail cash-in-transit and ATM maintenance services to third-party customers are included within this revenue category. However, as discussed above, in July 2015, we completed the divestiture of the majority of this third-party business.

Cost of Revenues

Our cost of revenues primarily consists of those costs directly associated with transactions completed on our network of ATMs and financial services kiosks. These costs include merchant commissions, vault cash rental expense, other cost of cash, repairs and maintenance expense, communications expense, transaction processing fees, and direct operations expense. To a lesser extent, cost of revenues also includes those costs associated with the sales of ATMs and providing certain services to third parties. The following is a description of our primary cost of revenues categories:

•

Merchant Commissions. We pay our merchants a fee for allowing us an exclusive right to place our ATM at their location and that fee amount depends on a variety of factors, including the type of arrangement under which the device is placed, the type of location, and the number of transactions on that device. For the year ended December 31, 2015, merchant commissions represented 30.3% of our ATM operating revenues.

•

Vault Cash Rental Expense. We pay a fee to our vault cash providers for renting the cash that is maintained in our devices. As the fees we pay under our contracts with our vault cash providers are based on market rates of interest, changes in interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate swaps on varying amounts of our current and anticipated outstanding cash balances in our domestic operations through 2020. For the year ended December 31, 2015, vault cash rental expense, inclusive of our interest rate swap expense, represented 6.1% of our ATM operating revenues.

•

Other Costs of Cash. Other costs of cash includes all costs associated with the provision of cash for our devices except for rental expense, including third party armored courier services, insurance, cash reconciliation, associated wire fees, and other costs. This category excludes the cost of our wholly-owned armored courier operation in the U.K., as those costs are included in the Other Expenses line item described below. For the year ended December 31, 2015, other costs of cash represented 6.3% of our ATM operating revenues.

•

Repairs and Maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the device. We typically use third-parties with national operations to provide these services, except for in the U.K. where we maintain an engineer team to service most of our ATMs in that market and those costs are included in the Other Expenses line item described below. For the year ended December 31, 2015, repairs and maintenance expense represented 6.1% of our ATM operating revenues.

•

Communications. Under our Company-owned arrangements, we are usually responsible for expenses associated with providing telecommunications capabilities to the devices, allowing them to connect with the applicable EFT network.

•

Transaction Processing. We maintain our own EFT transaction processing platforms, through which the majority of our ATMs are driven and monitored. We also utilize third-party processors to gateway certain transactions to the EFT networks for authorization by the cardholders’ financial institutions and to settle transactions. As a result of acquisitions completed in the last few years, we have inherited transaction processing contracts with certain third-party providers that have varying lengths of remaining contractual terms. Over the next couple of years, we expect to convert the majority of ATMs currently operating under these contracts to our own EFT transaction processing platforms.

•

Other Expenses. Other expenses primarily consist of direct operations expenses, which are costs associated with managing our network, including expenses for monitoring the devices, program managers, technicians, cash ordering and forecasting personnel, cash-in-transit and maintenance engineers (in the U.K. only), and customer service representatives.

•

Cost of ATM Product Sales. In connection with the sale of equipment to merchants and distributors, we incur costs associated with purchasing equipment from manufacturers, as well as delivery and installation expenses. Additionally, this category includes costs related to providing certain armored courier and maintenance services to third party customers in the U.K.

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

Other Operating Expenses

Our other operating expenses include selling, general, and administrative expenses related to salaries, benefits, advertising and marketing, professional services, and overhead. Acquisition and divestiture-related costs, depreciation and accretion of the ATMs, ATM-related assets, and other assets that we own, amortization of our acquired merchant contracts, and other amortizable intangible assets are also components of our other operating expenses. We depreciate our capital equipment on a straight-line basis over the estimated life of such equipment and amortize the value of acquired intangible assets over the estimated lives of such assets.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the years ended December 31, 2015, 2014, and 2013. Percentages may not add due to rounding.

	2015	2014	2013
Revenues:
ATM operating revenues	94.5%	95.5%	97.5%
ATM product sales and other revenues	5.5	4.5	2.5
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	60.1	62.5	65.5
Cost of ATM product sales and other revenues	5.2	4.2	2.4
Total cost of revenues	65.2	66.7	67.9
Gross profit	34.8	33.3	32.1
Operating expenses:
Selling, general, and administrative expenses (2)	11.7	10.8	9.7
Acquisition and divestiture-related expenses	2.3	1.7	1.8
Depreciation and accretion expense	7.1	7.2	7.8
Amortization of intangible assets	3.2	3.4	3.1
(Gain) loss on disposal of assets	(1.2)	0.3	0.3
Total operating expenses	23.1	23.3	22.7
Income from operations	11.7	9.9	9.4
Other expense:
Interest expense, net	1.6	2.0	2.4
Amortization of deferred financing costs and note discount	0.9	1.2	0.2
Redemption costs for early extinguishment of debt	—	0.9	—
Other expense (income)	0.3	(0.2)	(0.4)
Total other expense	2.9	3.9	2.3
Income before income taxes	8.8	6.0	7.1
Income tax expense	3.3	2.7	4.8
Net income	5.5	3.3	2.4
Net loss attributable to noncontrolling interests	(0.1)	(0.2)	(0.4)
Net income attributable to controlling interests and available to common stockholders	5.6%	3.5%	2.7%

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $103.5 million, $99.5 million, and $87.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 8.6%, 9.4%, and 9.9% for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)

Includes stock-based compensation expense of $18.2 million, $15.2 million, and $11.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. The year ended December 31, 2013 includes the effect of $0.5 million in severance costs associated with management of our U.K. operations.

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

EXCLUDING ACQUISITIONS:	Year Ended December 31,
	2015	2014
Average number of transacting ATMs:
United States: Company-owned	32,729	32,330
United Kingdom	13,368	12,098
Mexico	1,524	2,153
Canada	1,781	1,650
Germany and Poland	1,012	878
Subtotal	50,414	49,109
United States: Merchant-owned (1)	18,095	22,590
Average number of transacting ATMs – ATM operations	68,509	71,699

Managed Services and Processing
United States: Managed services – Turnkey	2,189	2,149
United States: Managed services – Processing Plus and Processing operations, net	18,493	17,057
Canada: Managed services	1,089	535
Average number of transacting ATMs – Managed services and processing	21,771	19,741

Total average number of transacting ATMs	90,280	91,440

Total transactions (in thousands):
ATM operations	1,046,506	1,040,241
Managed services and processing, net	101,295	87,338
Total transactions	1,147,801	1,127,579

Cash withdrawal transactions (in thousands):
ATM operations	631,450	617,419

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	768	718

ATM operating revenues	$1,190	$1,136
Cost of ATM operating revenues (2)	763	743
ATM operating gross profit (2) (3)	$427	$393

ATM operating gross profit margin (2) (3)	35.9%	34.6%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services - Processing Plus and Processing operations, net category below.
(2)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our Consolidated Statements of Operations.
(3)	Revenues and expenses relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.

The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions in the periods presented:

INCLUDING ACQUISITIONS:	Year Ended December 31,
	2015	2014
Average number of transacting ATMs:
United States: Company-owned	38,440	32,330
United Kingdom	14,991	12,098
Mexico	1,524	2,153
Canada	1,781	1,650
Germany and Poland	1,012	878
Subtotal	57,748	49,109
United States: Merchant-owned (1)	19,905	22,590
Average number of transacting ATMs – ATM operations	77,653	71,699

Managed Services and Processing
United States: Managed services – Turnkey	2,189	2,149
United States: Managed services – Processing Plus and Processing operations, net (2)	69,583	17,057
Canada: Managed services	1,089	535
Average number of transacting ATMs – Managed services and processing	72,861	19,741

Total average number of transacting ATMs	150,514	91,440

Total transactions (in thousands):
ATM operations	1,251,626	1,040,241
Managed services and processing, net (2)	404,268	87,338
Total transactions	1,655,894	1,127,579

Cash withdrawal transactions (in thousands):
ATM operations	759,408	617,419

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	815	718

ATM operating revenues	$1,161	$1,136
Cost of ATM operating revenues (3)	742	743
ATM operating gross profit (3) (4)	$419	$393

ATM operating gross profit margin (3) (4)	36.1%	34.6%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services - Processing Plus and Processing operations, net category below.
(2)

The notable increase in the United States: Managed services - Processing Plus and Processing operations, net category is primarily attributable to the July 1, 2015 acquisition of CDS and the incremental number of transacting ATMs for which CDS provides processing services.

(3)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our Consolidated Statements of Operations.
(4)	Revenues and expenses relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.

Analysis of Results of Operations

Revenues

	For the Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, excluding percentages)
ATM operating revenues
North America	$801,425	8.0%	$741,854	8.1%	$686,456
Europe	342,228	25.7%	272,301	56.5%	173,989
Eliminations	(9,632)	50.7%	(6,390)	2.3%	(6,249)
Total ATM operating revenues	1,134,021	12.5%	1,007,765	18.0%	854,196
ATM product sales and other revenues
North America	37,541	17.0%	32,091	54.1%	20,824
Europe	28,739	92.0%	14,965	n/m	1,466
Total ATM product sales and other revenues	66,280	40.9%	47,056	111.1%	22,290
Total revenues	$1,200,301	13.8%	$1,054,821	20.3%	$876,486

ATM operating revenues. ATM operating revenues generated during December 31, 2015 and 2014 increased  $126.3 million and $153.6 million, respectively, compared to the prior years. Below is the detail, by segment, of changes in the various components of ATM operating revenues:

	2014 to 2015 Variance
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$16,774	$(8,544)	$—	$8,230
Interchange revenues	2,110	78,952	—	81,062
Bank-branding and surcharge-free network revenues	17,374	—	—	17,374
Managed services revenues	10,075	(71)	—	10,004
Other revenues	13,238	(410)	(3,242)	9,586
Total increase in ATM operating revenues	$59,571	$69,927	$(3,242)	$126,256

	2013 to 2014 Variance
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Surcharge revenues	$15,291	$47,924	$—	$63,215
Interchange revenues	14,534	48,940	—	63,474
Bank-branding and surcharge-free network revenues	14,407	—	—	14,407
Managed services revenues	4,015	12	—	4,027
Other revenues	7,151	1,436	(141)	8,446
Total increase in ATM operating revenues	$55,398	$98,312	$(141)	$153,569

North America. During the year ended December 31, 2015, ATM operating revenues in our North America operations, which include our operations in the U.S., Canada, Mexico, and Puerto Rico, increased $59.6 million compared to the prior year. The Welch acquisition completed during the fourth quarter of 2014 and the CDS acquisition, completed during the third quarter of 2015, accounted for approximately $54 million of the increase during the period. The remaining increase is primarily attributable to: (i) an increase in bank-branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank-branding program and our Allpoint network and (ii) an increase in managed services revenue as a result of increasing the number of customers operating under this contract arrangement. Our Canadian operations also contributed revenue growth, with an increase in the number of transacting ATMs. The growth in our Canada operation was primarily offset by a decline in Mexico,  primarily driven by a lower ATM count.

During the year ended December 31, 2014, our ATM operating revenues in our North America operations increased  $55.4 million compared to the prior year, driven in part by contributions from acquired businesses which accounted for nearly half of the increase.  The remaining increase is attributable to growth achieved from a combination of revenue sources, including: (i) increased surcharge revenue primarily as a result of a higher machine count and total transaction count, (ii) an increase in bank-branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank-branding program and our Allpoint network, and (iii) an increase in managed services revenue as a result of increasing the number of customers operating under this contract arrangement. Our Canadian operations also experienced revenue growth, driven by an increase in the number of transacting ATMs. The growth in our Canada operation was offset by a revenue decline in Mexico, primarily driven by a lower ATM count.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our North America operations, see Recent Events - Withdrawal Transaction and Revenue Trends - U.S. above.

Europe. During the year ended December 31, 2015, ATM operating revenues in our European operations, which include our operations in the U.K., Germany, and Poland, increased by  $69.9 million compared to the prior year. The reported operating revenues in 2015 would have been higher by approximately  $29.0 million, or an additional 8.5%, absent adverse foreign currency exchange rate movements. The $8.5 million decrease in surcharge revenues is primarily attributable to adverse changes in foreign currency rates. The acquisition of a new ATM placement agreement with Co-op Food that commenced in November 2014 accounted for approximately $65 million of the increase during the period.  The remaining increase is attributable to organic ATM operating revenue growth driven primarily by an increase in the number of transacting ATMs as a result of new business from new merchants compared to the prior year. For additional information relating to our constant-currency calculation, see the Non-GAAP Financial Measures section that follows.

During the year ended December 31, 2014, ATM operating revenues in our European operations increased by  $98.3 million compared to the prior year. In 2014, approximately $69.2 million of the increase was attributable to the contribution of the acquisition of Cardpoint, which was completed in August 2013. The remaining increase was primarily driven by higher interchange revenues, mainly as a result of an increase in the number of total ATMs in our U.K. business. Foreign currency exchange rate movements accounted for approximately $12.6 million of the increase.

For additional information on recent trends that have impacted, and may continue to impact, the revenues generated by our European operations, see Recent Events - Withdrawal Transaction and Revenue Trends - U.K. above.

ATM product sales and other revenues. During the year ended December 31, 2015, our ATM product sales and other revenues increased  $19.2 million compared to the prior year. This increase was primarily attributable to our acquisition of Sunwin in the U.K. in November 2014, which contributed approximately $23.1 million of the increase. We disposed of a part of this Sunwin business during 2015, and as a result, expect that in 2016 this revenue category may decline. The impact of Sunwin was partially offset by lower ATM product sales to merchants and distributors. See the preceding Recent Events section for more information.

During the year ended December 31, 2014, our ATM product sales and other revenues increased  $24.8 million compared to the prior year. This increase was attributable to higher ATM product sales to merchants and distributors and our acquisition of Sunwin in November 2014, which contributed approximately $13.3 million of the increase.

Cost of Revenues

	For the Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, excluding percentages)
Cost of ATM operating revenues (1)
North America	$498,187	5.1%	$474,199	7.3%	$442,003
Europe	232,370	21.3%	191,541	38.6%	138,205
Eliminations	(9,632)	50.7%	(6,390)	2.3%	(6,249)
Total cost of ATM operating revenues	720,925	9.3%	659,350	14.9%	573,959
Cost of ATM product sales and other revenues
North America	37,590	17.2%	32,079	56.7%	20,471
Europe	24,422	93.5%	12,619	n/m	857
Total cost of ATM product sales and other revenues	62,012	38.7%	44,698	109.6%	21,328
Total cost of revenues (1)	$782,937	11.2%	$704,048	18.3%	$595,287

(1)	Exclusive of depreciation, accretion, and amortization of intangible assets.

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). During the years ended December 31, 2015 and 2014, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased  $61.6 million and $85.4 million, respectively, compared to the prior years. Below is the detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	2014 to 2015 Variance
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$5,250	$21,746	$—	$26,996
Vault cash rental	2,294	3,965	—	6,259
Other costs of cash	3,191	(14,942)	—	(11,751)
Repairs and maintenance	(126)	5,776	—	5,650
Communications	2,376	2,618	—	4,994
Transaction processing	(151)	4,182	(3,242)	789
Stock-based compensation	(55)	—	—	(55)
Other expenses	11,209	17,484	—	28,693
Total increase in cost of ATM operating revenues	$23,988	$40,829	$(3,242)	$61,575

	2013 to 2014 Variance
	North America	Europe	Eliminations	Total
	Increase (decrease)
	(In thousands)
Merchant commissions	$17,630	$28,503	$—	$46,133
Vault cash rental	10,835	2,614	—	13,449
Other costs of cash	(217)	5,143	—	4,926
Repairs and maintenance	878	5,388	—	6,266
Communications	522	2,469	—	2,991
Transaction processing	(350)	2,717	(141)	2,226
Stock-based compensation	362	—	—	362
Other expenses	2,536	6,502	—	9,038
Total increase in cost of ATM operating revenues	$32,196	$53,336	$(141)	$85,391

North America. During the year ended December 31, 2015, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $24.0 million compared to the prior year. The increase in cost of ATM operating revenues is consistent with the increase in ATM operating revenues and was driven by recent acquisitions. The Welch acquisition completed in November 2014 and the CDS acquisition completed in July 2015 accounted for the majority of the increase during the period. The increase in other expenses primarily relates to personnel costs associated with supporting the CDS processing operations.

During the year ended December 31, 2014, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $32.2 million compared to the prior year, primarily as a result of higher ATM operating revenues. In the U.S., increased costs related to businesses acquired during the periods contributed approximately $16 million to the increase in 2014. The remaining increase in 2014 was primarily the result of higher vault cash rental expense associated with a higher level of interest rate swaps outstanding in 2014 which drove increased expense of approximately $10.7 million. Higher transaction volumes and organic revenue growth, primarily as a result of ATM unit growth drove the remainder of the increase. Our Mexico operations experienced a lower average number of transacting ATMs, as described above, which resulted in reduced transaction levels and operating costs on our ATMs in that market. The decrease in Mexico was offset by an increase in our Canadian operations, primarily due to an increase in machine count over the prior year.

Europe. During the year ended December 31, 2015, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $40.8  million compared to the prior year.  The acquisition of a new ATM placement agreement with Co-op Food completed in November 2014 drove the majority of the increase, which was partially offset by lower operating costs from continued realization of cost improvements and changes in currency exchange rates. Additionally, through the Sunwin acquisition completed in November 2014, we are now able to service a higher percentage of our ATMs in the U.K. with internal resources for cash delivery services, which drove a reduction in the Other costs of cash line item. This cost decrease is partially offset by an increase in the Other expenses line item, as the former Sunwin employee costs and related facility and operating costs are now included in the Other expenses line item.

During the year ended December 31, 2014, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $53.3 million compared to the prior year. Our 2013 and 2014 acquisitions contributed approximately $45.5 million to the increase in cost of ATM operating revenues over 2013. The remaining increase in 2014 was primarily attributable to organic growth in revenues.

Cost of ATM product sales and other revenues. During the year ended December 31, 2015, our cost of ATM product sales and other revenues increased  $17.3 million compared to the prior year. This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to our acquisition of Sunwin in the U.K. in November 2014.

During the year ended December 31, 2014, our cost of ATM product sales and other revenues increased $23.4 million compared to the prior year. This increase is consistent with the increase in related revenue, as discussed above, and is primarily related to increased cost of sales associated with equipment sales and cost of sales related to our acquisition of Sunwin in the U.K.

Gross Profit Margin

	For the Year Ended December 31,
	2015	2014	2013
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	36.4%	34.6%	32.8%
Inclusive of depreciation, accretion, and amortization of intangible assets	27.3%	24.7%	22.6%
ATM product sales and other revenues gross profit margin	6.4%	5.0%	4.3%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	34.8%	33.3%	32.1%
Inclusive of depreciation, accretion, and amortization of intangible assets	26.1%	23.8%	22.1%

ATM operating gross profit margin. During the year ended December 31, 2015, our ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization of intangible assets) increased by 180 basis points compared to the prior year.  Our ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization of intangible assets) increased by 260 basis points compared to prior year.  The margin increases in 2015 are primarily a result of our revenue growth and continuation of cost improvements in our U.S. and U.K. operations.

During the year ended December 31, 2014, our ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization of intangible assets) increased by 180 basis points compared to the prior year.  Our ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization of intangible assets) increased by 210 basis points compared to the prior year. The margin increases in 2014 are primarily a result of our revenue growth, reduced operating costs in our U.K. business in 2014 as a percentage of revenues driven by acquisition synergy benefits realized, and an $8.7 million charge related to retroactive business rates (property taxes) in the U.K. recorded in 2013 that did not reoccur in 2014.

ATM product sales and other revenues gross profit margin. During the year ended December 31, 2015, our gross profit margin on ATM product sales and other revenues increased by 140 basis points compared to the prior year and is primarily a result of the Sunwin acquisition in November 2014, which produced higher gross profit margins than our U.S. equipment sales business, which comprised the majority of the result in this category during the 2014 period.

During the year ended December 31, 2014, our gross profit margin on ATM product sales and other revenues increased by 70 basis points compared to the prior year and is primarily a result of the Sunwin acquisition completed in November 2014.

Selling, General, and Administrative Expenses

	For the Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$122,265	24.5%	$98,241	34.2%	$73,179
Stock-based compensation	18,236	19.7%	15,229	33.4%	11,413
Total selling, general, and administrative expenses	$140,501	23.8%	$113,470	34.1%	$84,592

Percentage of total revenues:
Selling, general, and administrative expenses	10.2%		9.3%		8.3%
Stock-based compensation	1.5%		1.4%		1.3%
Total selling, general, and administrative expenses	11.7%		10.8%		9.7%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. SG&A expenses, excluding stock-based compensation, increased  $24.0 million during the year ended December 31, 2015 compared to the prior year. This increase was due to the following: (i) higher payroll-related costs compared to the same period in 2014 due to increased headcount, including employees added from our acquisitions completed during late 2014 and 2015, (ii) higher legal and professional expenses, primarily associated with business growth initiatives, and (iii) increased costs related to strengthening our information technology and product development organizations.

SG&A expenses, excluding stock-based compensation, increased  $25.1 million during the year ended December 31, 2014 compared to the prior year, primarily due to higher payroll-related costs due to increased headcount, including employees added from the acquisitions completed during 2013 and 2014, and increased costs related to strengthening our information technology and product development organizations.

Stock-based compensation. Stock-based compensation increased  $3.0 million during the year ended December 31, 2015 compared to the prior year, primarily attributable to an increase in employee headcount, driven by acquisitions and overall growth in the business.

Stock-based compensation increased  $3.8 million during the year ended December 31, 2014 compared to the prior year, primarily due to an increase in employee count. For additional details on equity awards, see Item 8. Financial Statements and Supplementary Data, Note 3. Stock-Based Compensation.

Acquisition and Divestiture-Related Expenses

	For the Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, excluding percentages)
Acquisition and divestiture-related expenses	$27,127	50.3%	$18,050	17.2%	$15,400

Percentage of total revenues	2.3%		1.7%		1.8%

Acquisition and Divestiture-Related Expenses. Acquisition and divestiture-related expenses consist of the following major components: (i) legal and professional costs incurred to complete acquisitions, (ii) certain nonrecurring integration and transition and integration-related costs, (iii) contract termination and facility exit costs for certain acquired businesses, (iv) employee-related severance costs, (v) costs related to our recent divestitures, including excess operating costs associated with facilities that were in the process of being shut down or transitioned, and (vi) other costs.

Acquisition and divestiture-related expenses increased  $9.1 million during the year ended December 31, 2015 compared to the prior year. The increase is primarily attributable to the acquisition of Sunwin in November 2014 and the subsequent integration costs, as well as divestiture and closure costs associated with the sale of certain non-core operations. During the year ended December 31, 2015, we divested the operation of our guarding business and retail cash-in-transit operation, both of which were originally acquired via the acquisition of Sunwin in November 2014. These operations were not deemed to be a core part of our on-going strategy of operating ATMs in the U.K. The retail cash-in-transit business was related to cash delivery and collection at retail sites in the U.K. and was not associated with replenishment of cash at ATMs. In conjunction with the sale of this business component, we closed six cash depots that were not part of the sale but were no longer profitable to operate based on the remaining work at these facilities. The divestiture-related costs incurred during the year ended December 31, 2015 totaled $15.3 million and related to employee severance costs, lease exit costs, operating costs related to the six depots we closed, and other divestiture-related costs. These costs partially offset the pre-tax net gain we recorded of $16.6 million related to the sale of the retail cash-in-transit operations. We also incurred acquisition and integration-related costs associated with our acquisition of Welch in 2014 and CDS in 2015. See further discussion below in the (Gain) Loss on Disposal of Assets section. For additional details, see Item 8. Financial Statements and Supplementary Data, Note 2. Acquisitions and Divestitures.

During 2014, we completed two significant acquisitions: (i) Welch in the U.S. and (ii) Sunwin in the U.K., both of which drove a significant amount of acquisition and divestiture-related expenses in that year along with some integration-related costs associated with our 2013 acquisition of Cardpoint.

Depreciation and Accretion Expense

	For the Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, excluding percentages)
Depreciation expense	$82,820	13.4%	$73,063	11.2%	$65,703
Accretion expense	2,210	(13.6)%	2,559	(7.9)%	2,777
Depreciation and accretion expense	$85,030	12.4%	$75,622	10.4%	$68,480

Percentage of total revenues:
Depreciation expense	6.9%		6.9%		7.5%
Accretion expense	0.2%		0.2%		0.3%
Depreciation and accretion expense	7.1%		7.2%		7.8%

Depreciation expense. Depreciation expense increased  $9.8 million during the year ended December 31, 2015 compared to the prior year, primarily as a result of increased depreciation expense associated with assets obtained via the various acquisitions during 2014 and 2015 and the deployment of new and replacement Company-owned ATMs in recent years.

Depreciation expense increased $7.4 million during the year ended December 31, 2014 compared to the prior year, primarily as a result of the deployment of additional Company-owned ATMs as a result of our organic ATM unit growth and the ATMs acquired through various acquisitions during 2013 and 2014.

Accretion expense. Accretion expense decreased  $0.3 million during the year ended December 31, 2015 compared to the prior year, primarily due to a change in accounting estimate regarding future estimated costs associated with asset retirement obligations. When we install ATMs we estimate the fair value of future retirement obligations associated with those ATMs, including the anticipated costs to deinstall, and in some cases, restore the ATM site at certain merchant locations. Accretion expense represents the increase of this liability from the original discounted net present value to the amount we ultimately expect to incur.

Accretion expense decreased $0.2 million during the year ended December 31, 2014 compared to the prior year, primarily due to a change in an accounting estimate regarding our future costs associated with asset retirement obligations.

Amortization of Intangible Assets

	For the Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, excluding percentages)
Amortization of intangible assets	$38,799	8.5%	$35,768	30.8%	$27,336

Percentage of total revenues	3.2%		3.4%		3.1%

Amortization of intangible assets relates primarily to merchant contracts and relationships recorded in connection with purchase price accounting valuations for completed acquisitions. The increase in amortization of intangible assets of $3.0 million and $8.4 million, for the years ended December 31, 2015 and 2014, respectively, were due to the addition of intangible assets from recently completed acquisitions.

(Gain) Loss on Disposal of Assets

	For the Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, excluding percentages)
(Gain) loss on disposal of assets	$(14,010)	n/m	$3,224	15.6%	$2,790

Percentage of total revenues	(1.2)%		0.3%		0.3%

The net gain on disposal of assets for the year ended December 31, 2015 is primarily related to a net pre-tax gain of $16.6 million recognized on the divestiture of our non-core business components in the U.K. completed in February 2015 and July 2015, partially offset by certain unrelated losses on disposals of other assets. See the Acquisition and Divestiture-Related Expenses section above for additional information on the costs incurred in association with the sale occurring during the year ended December 31, 2015. Also, see Item 8. Financial Statements and Supplementary Data, Note 2 Acquisitions and Divestitures.

Interest Expense, net

	For the Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, excluding percentages)
Interest expense, net	$19,451	(6.4)%	$20,776	(1.8)%	$21,155
Amortization of deferred financing costs and note discount	11,363	(12.8)%	13,036	n/m	1,931
Total interest expense, net	$30,814	(8.9)%	$33,812	46.5%	$23,086

Percentage of total revenues	2.5%		3.2%		2.6%

Interest expense, net. Interest expense, net, decreased  $1.3 million and $0.4 million during the years ended December 31, 2015 and 2014, respectively. The decreases in both 2015 and 2014 are primarily attributable to the 2014 mid-year retirement of our 8.25% senior subordinated notes due 2018 (the “2018 Notes”) and the issuance of lower rate 5.125% senior notes due 2022 (the “2022 Notes”) during the third quarter of 2014. The net savings from the lower rate 2022 Notes were partially offset by increased borrowings on our revolving credit facility, which was used as the primary source of financing for acquisitions completed during both years. For additional details, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

Amortization of deferred financing costs and note discount. Amortization of deferred financing costs and note discount decreased  $1.7 million during the year ended December 31, 2015 compared to the prior year. The amortization expense associated with the deferred financing costs related to the 2022 Notes was lower than the deferred financing costs related to the 2018 Notes.

Amortization of deferred financing costs and note discount increased $11.1 million during the year ended December 31, 2014 compared to the prior year, primarily as a result of the issuance of our Convertible Notes in November 2013. As the Convertible Notes contain an embedded option feature, we attributed $71.7 million of the proceeds from these Convertible Notes to additional paid-in capital at the time of funding. This resulted in an effective note discount, which is being accreted over the term of the Convertible Notes, and this discount accretion on the Convertible Notes drove the majority of the year-over-year increase in this expense. We also incurred $4.9 million in fees in conjunction with the issuance of the Convertible Notes, which are being amortized over the life of the Convertible Notes. In April 2014, we also amended and restated our existing credit agreement and incurred approximately $1 million in fees which are being amortized over the term of the revolving credit facility, which runs through April 2019. Additionally, in July 2014 we incurred additional financing costs of $4.1 million associated with the issuance of our 2022 Notes and this amount is being amortized over the life of the 2022 Notes. Finally, we also recorded a $3.9 million pre-tax charge during the year ended

December 31, 2014 to write off the unamortized deferred financing costs associated with our 2018 Notes, which were retired during 2014.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

Redemption Costs for Early Extinguishment of Debt

In connection with the early extinguishment of the 2018 Notes, we recorded a $9.1 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations in the year ended December 31, 2014.

Income Tax Expense

	For the Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(In thousands, excluding percentages)
Income tax expense	$39,342	39.6%	$28,174	(32.9)%	$42,018

Effective tax rate	37.4%		44.5%		67.1%

Income tax expense for the year ended December 31, 2015 relates primarily to consolidated income generated from the Company’s U.S. and U.K. operations. The increase in income tax expense, compared to the prior year, is primarily related to an overall increase of earnings in high-taxed jurisdictions, as well as the divestiture of the Company’s retail-cash-in-transit operation in the U.K. The decrease in income tax expense for the year December 31, 2014 compared to 2013, is primarily related to a $13.8 million charge recorded during the year ended December 31, 2013 related to a write-off of deferred tax assets that were no longer realizable as a result of an internal restructuring in that period.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. We believe that the presentation of these measures and the identification of unusual or certain nonrecurring adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Free Cash Flow, and Revenue and Expense on a constant-currency basis are non-GAAP financial measures provided as a complement to results prepared in accordance with accounting principles U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies.

Adjusted EBITDA excludes depreciation, accretion, and amortization of intangible assets as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes stock-based compensation, acquisition and divestiture-related expenses, certain other non-operating and nonrecurring items, gains or losses on disposal of assets, our obligations for the payment of income taxes, interest expense and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal of assets, stock-based compensation expense, certain other expense (income) amounts, nonrecurring expenses, and acquisition and divestiture-related expenses, and using an assumed tax rate of 32.0% for the twelve months ended December 31, 2014 and 2015, 35.0%  from January 1, 2013 through June 30, 2013, and 33.5% from July 1, 2013 through December 31, 2013, with certain adjustments for noncontrolling interests. Adjusted EBITDA % is calculated by taking Adjusted EBITDA over U.S. GAAP total revenues. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions. The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt. Management calculates Revenue and Expense on a constant-currency basis by using the average foreign exchange rates applicable in the corresponding period of the previous year and applying these rates to foreign-denominated revenue or expense of the current period. The difference between revenue and expense calculated based on these foreign exchange rates and revenue and expense calculated in accordance with U.S. GAAP is referred to as the foreign exchange impact on revenue. Management uses Revenue and Expense on a constant-currency basis to eliminate the effect foreign currency has on comparability between periods.

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

Reconciliation of Net Income Attributable to Controlling Interests to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income (in thousands, excluding share and per share amounts) for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Net income attributable to controlling interests and available to common stockholders	$67,080	$37,140	$23,816
Adjustments:
Interest expense, net	19,451	20,776	21,155
Amortization of deferred financing costs and note discount	11,363	13,036	1,931
Redemption costs for early extinguishment of debt	—	9,075	—
Income tax expense	39,342	28,174	42,018
Depreciation and accretion expense	85,030	75,622	68,480
Amortization of intangible assets	38,799	35,768	27,336
EBITDA	$261,065	$219,591	$184,736

Add back:
(Gain) loss on disposal of assets	(14,010)	3,224	2,790
Other expense (income)	3,780	(1,616)	(3,150)
Noncontrolling interests (1)	(996)	(1,745)	(2,399)
Stock-based compensation expense (2)	19,421	16,432	12,290
Acquisition and divestiture-related expenses (3)	27,127	18,050	15,400
Other adjustments to cost of ATM operating revenues (4)	—	—	8,670
Other adjustments to selling, general, and administrative expenses (5)	—	—	505
Adjusted EBITDA	$296,387	$253,936	$218,842
Less:
Depreciation and accretion expense (2)	84,608	74,314	66,857
Adjusted EBITA	$211,779	$179,622	$151,985
Less:
Interest expense, net (2)	19,447	20,745	21,057
Adjusted pre-tax income	192,332	158,877	130,928
Income tax expense (6)	61,546	50,840	44,777
Adjusted Net Income	$130,786	$108,037	$86,151

Adjusted Net Income per share	$2.92	$2.44	$1.94
Adjusted Net Income per diluted share	$2.88	$2.41	$1.93

Weighted average shares outstanding - basic	44,796,701	44,338,408	44,371,313
Weighted average shares outstanding - diluted	45,368,687	44,867,304	44,577,635

(1)

Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of its Mexico subsidiary. In December 2015, the Company increased its ownership interest in its Mexico subsidiary from 51.0% to 95.7%.

(2)

Amounts exclude a portion of the expenses incurred by our Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. In December 2015, the Company increased its ownership interest in its Mexico subsidiary.

(3)

Acquisition and divestiture-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including contract termination and facility exit costs, employee-related severance costs, and related to our recent divestitures, excess operating costs associated with facilities that are in the process of being shut down or transitioned.

(4)	Adjustment to cost of ATM operating revenues for the year ended December 31, 2013 is related to the nonrecurring charge for retroactive property taxes on certain ATM locations in the U.K.
(5)	Adjustment to selling, general, and administrative expenses in 2013 represents nonrecurring severance related costs associated with management of our U.K. operation.
(6)

Calculated using our estimated long-term, cross-jurisdictional effective cash tax rate of 32.0% for the years ended December 31, 2015 and 2014, and 35.0% from January 1, 2013 through June 30, 2013, and 33.5% from July 1 through December 31, 2013.

Calculation of Free Cash Flow

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash provided by operating activities	$256,553	$188,553	$183,557
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions and divestitures	(142,349)	(109,909)	(77,153)
Free cash flow	$114,204	$78,644	$106,404

Liquidity and Capital Resources

Overview

As of December 31, 2015, we had $26.3 million in cash and cash equivalents on hand and $575.4 million in outstanding long-term debt.

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

We believe that our cash on hand and our current revolving credit facility will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from cash flows generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we expect to continue to generate positive free cash flow during 2016, we expect to repay the amounts outstanding under our revolving credit facility absent any acquisitions. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $256.6 million, $188.6 million, and $183.6 million during the years ended December 31, 2015, 2014, and 2013, respectively. The increase from 2014 to 2015 is attributable to an increase in net income, excluding the impact of non-cash items. The slight increase from 2013 to 2014 was attributable to increased income from operations, partially offset by higher amounts paid for cash taxes during 2014.

Investing Activities

Net cash used in investing activities totaled $209.6 million, $336.9 million, and $266.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.  These amounts vary by year, depending on acquisition activity in a particular year. In each of 2013, 2014 and 2015, we made acquisitions of varying sizes. We have also increased capital expenditures recently, primarily as a result of overall business growth. In 2015, we incurred a significant amount of capital expenditures associated with compliance with the EMV standard in the U.S. and certain merchant contract renewals.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in Recent Events - Capital Investments. We expect that our capital expenditures for 2016 will total approximately $150 million to $160 million, the majority of which is expected to be utilized to support new business growth, along with technology and compliance upgrades to enhance our existing ATM equipment with additional functionalities. We expect such expenditures to be funded primarily through cash generated from our operations and borrowings under our revolving credit facility.

Acquisitions and divestitures. In July 2015, we completed the acquisition of CDS for a total purchase price of approximately $80.6 million. Also in July 2015, we completed the divestiture of the retail cash-in-transit operation in the U.K., originally acquired through the November 2014 acquisition of Sunwin. We continue to evaluate acquisition opportunities that complement our existing business. We believe that expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowing under our revolving credit facility or other financial sources that may be available to us.

Financing Activities

Net cash (used in) provided by financing activities totaled $(48.5) million, $99.2 million, and $155.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The cash used in financing activities during the year ended December 31, 2015 was primarily related to net repayments on our revolving credit facility. The cash provided by financing activities during the year ended December 31, 2014 was primarily related to the net cash proceeds received from our 2022 Notes and additional borrowings on our revolving credit facility, partially offset by the retirement of our 2018 Notes. The net cash provided during the year ended December 31, 2013 was primarily attributable to the $254.2 million net proceeds received from the issuance of the Convertible Notes.

Financing Facilities

As of December 31, 2015, we had $575.4 million in outstanding long-term debt, which was primarily comprised of: (i)  $287.5 million of the Convertible Notes of which $234.6 million was recorded on our balance sheet net of the unamortized note discount, (ii) $250.0 million of the 2022 Notes, and (iii) $90.8 million in borrowings under our revolving credit facility.

Revolving Credit Facility. As of December 31, 2015, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This revolving credit facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the Credit Agreement governing the revolving credit facility) and can be increased up to $500.0 million under certain conditions and subject to additional commitments from the lender group. On May 26, 2015, we entered into a second amendment (the “Second Amendment”) to our amended and restated credit agreement (the “Credit Agreement”). Under the Second Amendment, a new $75.0 million tranche (the “European Commitments”) was created under which Cardtronics Europe Limited (“Cardtronics Europe”), a subsidiary of Cardtronics, Inc. can borrow directly from the existing lenders in different currencies. The Second Amendment provides for sub-limits under the European Commitments of $15.0 million for swingline loans and $15.0 million for letters of credit. In addition, the Second Amendment reduces the commitments of the lending parties to make loans to us (the “U.S. Commitments”) from $375.0 million to $300.0 million and reduced the alternative currency sub-limit to $75.0 million, from $125.0 million under the Credit Agreement. The letter of credit sub-limit and the swingline sub-limit under the U.S. Commitments remain at $30.0 million and $25.0 million, respectively, under the Second Amendment. The Credit Agreement expires in April 2019.

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

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require us to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00, (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00, and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.0. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the Credit Agreement; however, we may generally make restricted payments so long as no event of default exists at the time of such payment and our total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of December 31, 2015, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.0%. Additionally, as of December 31, 2015, we were in compliance with all the covenants contained within the revolving credit facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.

As of December 31, 2015, the outstanding balance on the revolving credit facility was $90.8 million, of which $71.0 million was outstanding under the U.S. Commitments and $19.8 million was outstanding under the European Commitments. The available borrowing capacity under the revolving credit facility totaled $284.2 million, of which $229.0 million is available to the U.S. and $55.2 million is available to Cardtronics Europe.

$200.0 Million 8.25% Senior Subordinated Notes due 2018. During the year ended December 31, 2014,  we repurchased $20.6 million of the 2018 Notes in the open market. In addition, we received tenders and consents from the holders of $64.0 million of the 2018 Notes pursuant to a cash tender offer. Pursuant to the terms of the 2018 Notes,  we redeemed the remaining $115.4 million of the 2018 Notes outstanding on September 2, 2014 at a price of 104.125% and retired all of the outstanding 2018 Notes.

In connection with the retirement of the 2018 Notes, we recorded a $3.9 million pre-tax charge during the year ended December 31, 2014 to write off the unamortized deferred financing costs associated with the 2018 Notes, which is included in the Amortization of deferred financing costs and note discount line item in the accompanying Consolidated Statements of Operations. Additionally, we recorded a $9.1 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations in the year ended December 31, 2014.

$287.5 Million 1.00% Convertible Senior Notes due 2020. In November 2013, we completed a private placement of the Convertible Notes that pay interest semi-annually at a rate of 1.00% per annum and mature on December 1, 2020. There are no restrictive covenants associated with these Convertible Notes. In connection with the Convertible Notes, we also entered into Note Hedges at a purchase price of $72.6 million, and sold Warrants for proceeds of $40.5 million, the net effect of which was to raise the effective conversion price of the Convertible Notes to $73.29. We are required to pay interest semi-annually on June 1 and December 1, and to make principal payments on the Convertible Notes at maturity or upon conversion. We are permitted to settle any conversion obligation under the Convertible Notes, in excess of the principal balance, in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. For additional details, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

$250.0 Million 5.125% Senior Notes due 2022. On July 28, 2014, we issued the 2022 Notes pursuant to an indenture dated July 28, 2014 among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, and commenced on February 1, 2015. As of December 31, 2015, we were in compliance with all applicable covenants required under the 2022 Notes.

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

Contractual Obligations

The following table reflects our significant contractual obligations and other commercial commitments as of December 31, 2015:

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
	(In thousands)
Long-term debt obligations:
Principal (1)	$—	$—	$—	$—	$378,335	$250,000	$628,335
Interest (2)	17,520	17,520	17,520	17,520	16,298	35,734	122,112
Operating leases	7,928	6,740	5,801	3,693	2,904	7,507	34,573
Merchant space leases	6,341	2,515	1,632	1,526	299	2,854	15,167
Other (3)	11,553	1,853	858	—	—	—	14,264
Total contractual obligations	$43,342	$28,628	$25,811	$22,739	$397,836	$296,095	$814,451

(1)	Represents the $250.0 million face value of our senior notes, $287.5 million face value of our Convertible Notes, and $90.8 million outstanding under our revolving credit facility.
(2)

Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2015, assuming current interest rates and consistent amount of debt outstanding over the periods presented in the table above.

(3)

Represents commitment to purchase $6.1 million of ATMs and equipment for our North America segment,  $3.6 million of ATMs and equipment for our Europe segment, and $4.5 million of minimum service requirements for certain gateway and processing fees.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this 2015 Form 10-K have been prepared in accordance with U.S. GAAP, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

Goodwill and Intangible Assets. We have accounted for our acquisitions as business combinations in accordance with U.S. GAAP. Accordingly, the amounts paid for acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. Intangible assets that met the criteria established by U.S. GAAP for recognition apart from goodwill included the acquired ATM placement agreements and related customer relationships, branding agreements, technology, trade names, and the non-compete agreements entered into in connection with certain acquisitions. The excess of the cost of the above acquisitions over the net of the amounts assigned to the tangible and intangible assets acquired and liabilities assumed is reflected as goodwill in our consolidated financial statements.

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are tested at least annually for impairment, and intangible assets that have finite useful lives are amortized over their estimated useful lives. We follow the specific guidance provided in U.S. GAAP for testing goodwill and other non-amortized intangible assets for impairment. Although we adopted the guidance that allows companies to first make qualitative assessments to determine whether it is more likely than not that the asset is impaired, we continue to perform quantitative assessments. In preparing our quantitative assessments, we make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates, and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. The evaluation approach exposes us to the possibility that changes in market conditions could result in potentially significant impairment charges in the future. We have determined the reporting units based on whether the components within our geographical segments were managed separately from the rest of the segment and if discrete financials were available for that component. For the year ended December 31, 2015, we performed our annual goodwill impairment test for five separate reporting units: (i) our domestic reporting segment,  (ii) the ATM operations in the U.K.,  (iii) the Mexico operations,  (iv) the Canadian operations,  and (v) the German operations.

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

In determining whether a particular merchant contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including: (i) estimates of the historical cash flows generated by such contract/relationship prior to its acquisition,  (ii) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new bank-branding arrangements, and (iii) estimates regarding our ability to renew such contract/relationship beyond its originally scheduled termination date. An individual contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract intangibles, including the related ATMs, could be impaired if the contract attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract or portfolio of contracts. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value.

Income Taxes. Income tax provisions are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and income before taxes and between the tax basis of assets and liabilities and their reported amounts in our financial statements. We include deferred tax assets and liabilities in our financial statements at currently enacted income tax rates. As changes in tax laws or rates are enacted, we adjust our deferred tax assets and liabilities through the income tax provision.

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

Asset Retirement Obligations. We estimate the fair value of future retirement obligations associated with our ATMs, including costs associated with deinstalling the ATMs and, in some cases, refurbishing the related merchant locations. Such estimates are based on a number of assumptions, including: (i) the types of ATMs that are installed, (ii) the relative mix where those ATMs are installed (i.e., whether such ATMs are located in single-merchant locations or in locations associated with large, geographically-dispersed retail chains), and (iii) whether we will ultimately be required to refurbish the merchant store locations upon the removal of the related ATMs. Additionally, we are required to make estimates regarding the timing of when such retirement obligations will be incurred. We utilize a pooled approach in calculating and managing our retirement obligations, as opposed to a specific machine-by-machine approach, by pooling the retirement obligation of assets based on the estimated deinstallation dates. We periodically review the reasonableness of the retirement obligations balance by obtaining the current machine count and updated cost estimates to deinstall such machines.

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

Share-Based Compensation. We calculate the fair value of stock-based instruments awarded to employees and directors on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including:  (i) the number of awards that may ultimately be granted to and forfeited by the recipients, (ii) the expected term of the underlying awards, and (iii) the future volatility associated with the price of our common stock. Such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2015, are outlined in detail in Item 8. Financial Statements and Supplementary Data, Note 3. Stock-Based Compensation.

Derivative Financial Instruments. We recognize all of our derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on:  (i) whether such instruments have been designated (and qualify) as part of a hedging relationship and (ii) on the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These instruments are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. As of December 31, 2015, all of our derivatives were designated as cash flow hedges, and, accordingly, changes in the fair values of such derivatives have been reflected in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. See Item 8. Financial Statements and Supplementary Data, Note 15. Derivative Financial Instruments for more details on our derivative financial instrument transactions.

Convertible Notes.  We are party to various derivative instruments related to the issuance of our Convertible Notes. As of December 31, 2015, all of our derivative instruments related to the Convertible Notes qualified for classification within Stockholders’ equity on the accompanying Consolidated Balance Sheets. We are required, however, for the remaining term of the Convertible Notes, to assess whether we continue to meet the stockholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of Stockholders’ equity and record them as a derivative asset or liability, at which point we would be required to record any changes in fair value through earnings. See Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt for more details on our Convertible Notes.

New Accounting Pronouncements Issued but Not Yet Adopted

For recent accounting pronouncements not yet adopted during 2015, see Item 8. Financial Statements and Supplementary Data, Note 1(u). Recent Accounting Pronouncements Not Yet Adopted.

Commitments and Contingencies

We are subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition, results of operations or cash flows. See Item 8. Financial Statements and Supplementary Data, Note 17. Commitments and Contingencies for additional details regarding our commitments and contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2015, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries we operate in. In the U.S., the U.K., and Germany we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the respective market’s LIBOR. In Mexico, we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”). In Canada, we pay interest to our vault cash providers based on the average amount of vault cash outstanding under a formula based on the Bank of Canada’s bankers’ acceptance rate.

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

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balances for the quarter ended December 31, 2015 and assuming a 100 basis point increase in interest rates:

Summary of interest rate exposure on average vault cash outstanding in North America (in millions):

Average vault cash balance	$2,221
Interest rate swap fixed notional amount	(1,300)
Residual unhedged vault cash balance	$921

Additional annual interest incurred on 100 basis point increase	$9.21

We also have terms in certain of our North America contracts with merchants and financial institution partners where we can decrease fees paid to merchants or effectively increase the fees paid to us by financial institutions if vault cash rental costs increase. We have such protection in place on approximately $440 million of vault cash outstanding as of December 31, 2015. Such protection will serve to reduce but not eliminate the exposure calculated above. Furthermore, we have the ability in North America to partially mitigate our interest rate exposure through our operations. We believe we can reduce the average outstanding vault cash balance as interest rates rise by visiting ATMs more frequently with smaller cash loads. This ability to reduce outstanding vault cash balances is partially constrained by the incremental cost of more frequent ATM visits. Our contractual protections with merchants and financial institution partners and our ability to reduce outstanding cash balances will serve to reduce but not eliminate interest rate exposure.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe based on our average outstanding vault cash balances for the quarter ended December 31, 2015 and assuming a 100 basis point increase in interest rates:

Summary of interest rate exposure on average vault cash outstanding in Europe (in millions):

Average vault cash balance	$1,473
Interest rate swap fixed notional amount	—
Residual unhedged vault cash balance	$1,473

Additional annual interest incurred on 100 basis point increase	$14.73

Our sensitivity to changes in interest rates in Europe is partially mitigated by the interchange rate setting methodology that impacts our U.K. interchange revenue. Effectively,  expected interest rate costs are utilized to determine the interchange rate that is set on an annual basis. As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with some time lag. We expect some growth in outstanding vault cash balances as a result of expected future business growth in the U.K., and we may seek additional ways to mitigate our exposure to floating interest rates by engaging in derivative instruments in the future.

As of December 31, 2015, we had a net liability of $45.2 million recorded on our Consolidated Balance Sheet related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. This fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, changes in the fair values of the swaps have been reported in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets. We record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item within Stockholders’ equity in the accompanying Consolidated Balance Sheets.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $90.8 million outstanding under our revolving credit facility as of December 31, 2015, an increase of 100 basis points in the underlying interest rate would have had a $0.9 million impact on our interest expense in the year then ended. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

Outlook. If we continue to experience low short-term interest rates in the countries in which we operate it will be beneficial to the amount of interest expense we incur under our bank credit facilities and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S., as noted above, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, we expect that the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the U.S. and the other protective measures we have put in place.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Poland, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Polish zloty, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in the Other comprehensive income line item in our consolidated financial statements. As of December 31, 2015, this accumulated translation loss totaled $45.9 million compared to $34.7 million as of December 31, 2014.

Our consolidated financial results were adversely impacted by changes in foreign currency exchange rates during the year ended December 31, 2015 compared to the prior year periods. Our consolidated total revenues during the year ended December 31, 2015 would have been higher by approximately $38.5 million had the currency exchange rates from the year ended December 31, 2014 remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Polish zloty, Mexican peso, or Canadian dollar the effect upon our consolidated operating income would have been approximately $3.6 million for the year ended December 31, 2015.

Certain intercompany balances are designated as short-term in nature. The changes in these balances related to currency exchange rates have been recorded in our Consolidated Statements of Operations and we are exposed to foreign currency exchange risk as it relates to these intercompany balances.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardtronics, Inc.:

We have audited Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardtronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cardtronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Cardtronics, Inc. acquired Columbus Data Services, L.L.C. (“CDS”) during 2015, and management excluded from its assessment of the effectiveness of Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2015, CDS’s internal control over financial reporting associated with approximately 10% of total assets (of which 6% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 1% included in the consolidated financial statements of Cardtronics, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Cardtronics, Inc. also excluded an evaluation of the internal control over financial reporting of CDS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardtronics, Inc.:

We have audited the accompanying consolidated balance sheets of Cardtronics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardtronics, Inc. and subsidiaries of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. This report contains an explanatory paragraph that states that Cardtronics, Inc. acquired Columbus Data Services, L.L.C. (“CDS”) during 2015, and management excluded from its assessment of the effectiveness of Cardtronics, Inc.’s internal control over financial reporting as of December 31, 2015, CDS’s internal control over financial reporting associated with approximately 10% of total assets (of which 6% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 1% included in the consolidated financial statements of Cardtronics Inc. as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Cardtronics, Inc. also excluded an evaluation of the internal control over financial reporting of CDS.

/s/ KPMG LLP

Houston, Texas

February 22, 2016

CARDTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, excluding share and per share amounts)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$26,297	$31,875
Accounts and notes receivable, net of allowance of $2,079 and $1,082 as of December 31, 2015 and December 31, 2014, respectively	72,009	80,321
Inventory, net	10,675	5,971
Restricted cash	31,565	20,427
Current portion of deferred tax asset, net	16,300	24,303
Prepaid expenses, deferred costs, and other current assets	56,678	34,508
Total current assets	213,524	197,405
Property and equipment, net of accumulated depreciation of $360,722 and $337,301 as of December 31, 2015 and December 31, 2014, respectively	375,488	335,795
Intangible assets, net	157,848	177,540
Goodwill	548,936	511,963
Deferred tax asset, net	11,950	10,487
Prepaid expenses, deferred costs, and other noncurrent assets	19,257	22,600
Total assets	$1,327,003	$1,255,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$35
Current portion of other long-term liabilities	32,732	34,937
Accounts payable	25,850	35,984
Accrued liabilities	219,058	179,966
Total current liabilities	277,640	250,922
Long-term liabilities:
Long-term debt	575,399	612,662
Asset retirement obligations	51,685	52,039
Deferred tax liability, net	21,829	15,916
Other long-term liabilities	30,657	37,716
Total liabilities	957,210	969,255

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 52,129,395 and 51,596,360 shares issued as of December 31, 2015 and December 31, 2014, respectively; 44,953,620 and 44,562,122 shares outstanding as of December 31, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	374,564	352,166
Accumulated other comprehensive loss, net	(88,126)	(83,007)
Retained earnings	185,897	118,817
Treasury stock: 7,175,775 and 7,034,238 shares at cost as of December 31, 2015 and December 31, 2014, respectively	(102,566)	(97,835)
Total parent stockholders’ equity	369,774	290,146
Noncontrolling interests	19	(3,611)
Total stockholders’ equity	369,793	286,535
Total liabilities and stockholders’ equity	$1,327,003	$1,255,790

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
ATM operating revenues	$1,134,021	$1,007,765	$854,196
ATM product sales and other revenues	66,280	47,056	22,290
Total revenues	1,200,301	1,054,821	876,486
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1)	720,925	659,350	573,959
Cost of ATM product sales and other revenues	62,012	44,698	21,328
Total cost of revenues	782,937	704,048	595,287
Gross profit	417,364	350,773	281,199
Operating expenses:
Selling, general, and administrative expenses	140,501	113,470	84,592
Acquisition and divestiture-related expenses	27,127	18,050	15,400
Depreciation and accretion expense	85,030	75,622	68,480
Amortization of intangible assets	38,799	35,768	27,336
(Gain) loss on disposal of assets	(14,010)	3,224	2,790
Total operating expenses	277,447	246,134	198,598
Income from operations	139,917	104,639	82,601
Other expense:
Interest expense, net	19,451	20,776	21,155
Amortization of deferred financing costs and note discount	11,363	13,036	1,931
Redemption costs for early extinguishment of debt	—	9,075	—
Other expense (income)	3,780	(1,616)	(3,150)
Total other expense	34,594	41,271	19,936
Income before income taxes	105,323	63,368	62,665
Income tax expense	39,342	28,174	42,018
Net income	65,981	35,194	20,647
Net loss attributable to noncontrolling interests	(1,099)	(1,946)	(3,169)
Net income attributable to controlling interests and available to common stockholders	$67,080	$37,140	$23,816

Net income per common share – basic	$1.50	$0.83	$0.52
Net income per common share – diluted	$1.48	$0.82	$0.52

Weighted average shares outstanding – basic	44,796,701	44,338,408	44,371,313
Weighted average shares outstanding – diluted	45,368,687	44,867,304	44,577,635

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$65,981	$35,194	$20,647
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $3,742, $4,128, and $16,584 for the years ended December 31, 2015, 2014, and 2013, respectively.	6,058	6,220	25,933
Foreign currency translation adjustments, net of income tax benefit of $1,565 for the year ended December 31, 2015	(11,177)	(16,273)	6,198
Other comprehensive (loss) income	(5,119)	(10,053)	32,131
Total comprehensive income	60,862	25,141	52,778
Less: comprehensive loss attributable to noncontrolling interests	(438)	(1,987)	(3,134)
Comprehensive income attributable to controlling interests	$61,300	$27,128	$55,912

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amounts	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
Balance, January 1, 2013:	44,641	$5	$252,956	$(105,085)	$57,861	$(58,270)	$1,337	$148,804
Issuance of common stock for stock-based compensation, net of forfeitures	566	—	2,625	—	—	—	—	2,625
Repurchase of common stock	(831)	—	—	—	—	(32,409)	—	(32,409)
Stock-based compensation charges	—	—	12,303	—	—	—	—	12,303
Excess tax benefit from stock-based compensation expense	—	—	24,007	—	—	—	—	24,007
Equity portion of convertible senior notes, note hedges, and warrants, net of deferred tax assets of $995 and deferred financing costs of $1,671	—	—	38,971	—	—	—	—	38,971
Unrealized gains on interest rate swaps, net of income tax expense of $16,584	—	—	—	25,933	—	—	—	25,933
Net income attributable to controlling interests	—	—	—	—	23,816	—	—	23,816
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(3,169)	(3,169)
Foreign currency translation adjustments	—	—	—	6,198	—	—	35	6,233
Balance, December 31, 2013:	44,376	$5	$330,862	$(72,954)	$81,677	$(90,679)	$(1,797)	$247,114
Issuance of common stock for stock-based compensation, net of forfeitures	370	—	810	—	—	—	—	810
Repurchase of common stock	(184)	—	—	—	—	(7,156)	—	(7,156)
Stock-based compensation charges	—	—	16,245	—	—	—	—	16,245
Excess tax benefit from stock-based compensation expense	—	—	4,739	—	—	—	—	4,739
Financing costs related to equity portion of convertible senior notes, note hedges, and warrants	—	—	(490)	—	—	—	—	(490)
Unrealized gains on interest rate swaps, net of income tax expense of $4,128	—	—	—	6,220	—	—	—	6,220
Net income attributable to controlling interests	—	—	—	—	37,140	—	—	37,140
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,946)	(1,946)
Foreign currency translation adjustments	—	—	—	(16,273)	—	—	132	(16,141)
Balance, December 31, 2014:	44,562	$5	$352,166	$(83,007)	$118,817	$(97,835)	$(3,611)	$286,535
Issuance of common stock for stock-based compensation, net of forfeitures	530	—	1,107	—	—	—	—	1,107
Repurchase of common stock	(138)	—	—	—	—	(4,731)	—	(4,731)
Stock-based compensation charges	—	—	19,306	—	—	—	—	19,306
Excess tax benefit from stock-based compensation expense	—	—	1,985	—	—	—	—	1,985
Unrealized gains on interest rate swaps, net of income tax expense of $3,742	—	—	—	6,058	—	—	—	6,058
Net income attributable to controlling interests	—	—	—	—	67,080	—	—	67,080
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,099)	(1,099)
Foreign currency translation adjustments, net of income tax benefit of $1,565	—	—	—	(11,177)	—	—	661	(10,516)
Additional investment in Cardtronics Mexico joint venture	—	—	—	—	—	—	4,068	4,068
Balance, December 31, 2015:	44,954	$5	$374,564	$(88,126)	$185,897	$(102,566)	$19	$369,793

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$65,981	$35,194	$20,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	123,829	111,390	95,816
Amortization of deferred financing costs and note discount	11,363	13,036	1,931
Stock-based compensation expense	19,454	16,502	12,324
Deferred income taxes	10,993	3,038	8,533
(Gain) loss on disposal of assets	(14,010)	3,224	2,790
Other reserves and non-cash items	3,145	5,188	4,812
Redemption costs for early extinguishment of debt	—	9,075	—
Changes in assets and liabilities:
Decrease (increase) in accounts and note receivable, net	17,384	(12,224)	(11,087)
(Increase) decrease in prepaid, deferred costs, and other current assets	(19,588)	(7,578)	15,504
Increase in inventory	(4,668)	(2,399)	(1,943)
Decrease (increase) in other assets	8,415	(4,175)	(1,503)
(Decrease) increase in accounts payable	(8,016)	(4,940)	12,804
Increase in accrued liabilities	31,889	20,100	29,722
Increase (decrease) in other liabilities	10,382	3,122	(6,793)
Net cash provided by operating activities	256,553	188,553	183,557

Cash flows from investing activities:
Additions to property and equipment	(138,262)	(108,000)	(71,562)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	(4,087)	(1,909)	(5,591)
Acquisitions, net of cash acquired	(103,874)	(226,972)	(189,587)
Proceeds from sale of assets and businesses	36,661	—	—
Net cash used in investing activities	(209,562)	(336,881)	(266,740)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	—	250,000	287,500
Repayment of long-term debt	—	(200,000)	—
Proceeds from borrowings under revolving credit facility	452,670	127,657	311,277
Repayments of borrowings under revolving credit facility	(499,551)	(61,539)	(397,667)
Proceeds from issuance of warrants	—	—	40,509
Purchase of convertible hedges	—	—	(72,565)
Debt issuance, modification, and redemption costs	—	(14,746)	(7,540)
Payment of contingent consideration	—	(517)	(750)
Proceeds from exercises of stock options	1,107	810	2,626
Excess tax benefit from stock-based compensation expense	1,985	4,739	24,007
Repurchase of capital stock	(4,731)	(7,156)	(32,409)
Net cash (used in) provided by financing activities	(48,520)	99,248	154,988

Effect of exchange rate changes on cash	(4,049)	(5,984)	1,273
Net (decrease) increase in cash and cash equivalents	(5,578)	(55,064)	73,078

Cash and cash equivalents as of beginning of period	31,875	86,939	13,861
Cash and cash equivalents as of end of period	$26,297	$31,875	$86,939

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,494	$21,094	$20,831
Cash paid for income taxes	$28,292	$26,014	$4,031

The accompanying notes are an integral part of these consolidated financial statements

CARDTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

Cardtronics, Inc., along with its wholly and majority-owned subsidiaries (collectively, the “Company”) provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of December 31, 2015, the Company provided services to approximately 190,000 devices across its portfolio, which included approximately 168,300 devices located in all 50 states of the United States (“U.S.”) (including the U.S. territory of Puerto Rico), approximately 15,700 devices throughout the United Kingdom (“U.K.”), approximately 1,100 devices throughout Germany and Poland, approximately 3,300 devices throughout Canada, and approximately 1,400 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. The total count of approximately 190,000 devices also includes devices for which the Company provides processing only services and various forms of managed services solutions, which may include transaction processing, monitoring, maintenance, cash management, communications, and customer service.

Through its network, the Company provides ATM management and equipment-related services (typically under multi-year contracts) to large retail merchants of varying sizes, as well as smaller retailers and operators of facilities such as shopping malls, airports, and train stations. In doing so, the Company provides its retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that the devices placed at their facilities will be utilized.

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Santander Bank, N.A. (“Santander”), TD Bank, N.A. (“TD Bank”), and PNC Bank, N.A. (“PNC Bank”) in the U.S.,  The Bank of Nova Scotia (“Scotiabank”) and Santander in Puerto Rico, and Scotiabank, TD Bank, and Canadian Imperial Bank Commerce (“CIBC”) in Canada. In Mexico, the Company operates Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”) and partners with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on the Company’s ATMs in exchange for certain services provided by them. As of December 31, 2015, approximately 22,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the machines and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to customers of approximately 1,300 financial institutions that may lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of the Company’s ATMs in the U.S., a portion of the Company’s ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements. Additionally, through its recent acquisition of Columbus Data Services, L.L.C. (“CDS”), the Company provides leading-edge ATM processing solutions to ATM sales and service organizations and financial institutions.

(b) Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated in consolidation. Because the Company owns a majority interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

In December 2015, Cardtronics Mexico initiated an equity subscription offering to its shareholders to increase its equity capital. Prior to the offering and recapitalization, the Company owned 51.0% of Cardtronics Mexico. The minority partners of Cardtronics Mexico did not subscribe to the offering, and the Company exercised its right to subscribe for the entire offering. As a result of the subscription, and effective December 11, 2015, the Company owns 95.7% of Cardtronics Mexico.

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit during the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$64,695	$63,711	$59,841
Amortization of intangible assets	38,799	35,768	27,336
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$103,494	$99,479	$87,177

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

(d) Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line items on the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be used. There was $31.6 million and $20.4 million of Restricted cash in the Current assets line item in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively. Current restricted cash consisted of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. The increase in the Restricted cash line item in the accompanying Consolidated Balance Sheets from December 31, 2014 to December 31, 2015 is primarily attributable to settlement balances associated with the acquisition of CDS, on July 1, 2015. These assets are offset by accrued liability balances in the Current liability line item in the Company’s Consolidated Balance Sheets.

(e) ATM Cash Management Program

The Company relies on agreements with various banks to provide the cash that it uses in its devices in which the merchants do not provide their own cash. The Company pays a fee for its usage of this vault cash based on the total amount of cash outstanding at any given time, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the devices. At all times, beneficial ownership of the cash is retained by the cash providers, and the Company has no access to the cash except for those ATMs that are serviced by the Company’s wholly-owned armored courier operations in the U.K. While the armored courier operations have physical access to the cash loaded in those machines, beneficial ownership of that cash remains with the cash provider at all times. The Company’s vault cash agreements expire at various times through June 2020. (See Note 19. Concentration Risk for additional information on the concentration risk associated with the Company’s vault cash arrangements.) Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the accompanying consolidated financial statements. The average amount of cash in the Company’s devices for the quarters ended December 31, 2015 and 2014 was approximately $3.7 billion and $3 billion, respectively.

(f) Accounts Receivable, net of Allowance for Doubtful Accounts

Accounts receivable are comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date, as well as receivables from bank-branding and network-branding customers, and for equipment sales and service. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based on an analysis of its past due accounts. All balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(g) Inventory

Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
ATMs	$2,568	$2,046
ATM parts and supplies	8,400	5,012
Total	10,968	7,058
Less: Inventory reserves	(293)	(1,087)
Inventory, net	$10,675	$5,971

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

Also included within property and equipment are costs associated with internally-developed products. The Company capitalizes certain internal costs associated with developing new or enhanced products and technology that are expected to benefit multiple future periods through enhanced revenues and/or cost savings and efficiencies. Internally developed projects are placed into service and depreciation is commenced once the products are completed and become operational. These projects generally are depreciated over estimated useful lives of three to five years on a straight-line basis. During 2015, the Company capitalized internal development costs of approximately $5 million.

Depreciation expense for property and equipment for the years ended December 31, 2015, 2014, and 2013 was $82.8 million, $73.1 million, and $65.7 million, respectively. As of December 31, 2015, the Company did not have any material capital leases outstanding. See Note 1(l). Asset Retirement Obligations, for additional information on asset retirement obligations associated with the Company’s devices.

(i) Intangible Assets Other Than Goodwill

The Company’s intangible assets include merchant contracts/relationships and branding agreements acquired in connection with acquisitions of ATM and kiosk-related assets (i.e., the right to receive future cash flows related to transactions occurring at these merchant locations), exclusive license agreements and site acquisition costs (i.e., the right to be the exclusive ATM or kiosk service provider, at specific locations, for the time period under contract with a merchant customer), technology, non-compete agreements, deferred financing costs relating to the Company’s credit agreements (see Note 10. Long-Term Debt), and trade names acquired.

The estimated fair value of the merchant contracts/relationships within each acquired portfolio is determined based on the estimated net cash flows and useful lives of the underlying contracts/relationships, including expected renewals. The merchant contracts/relationships comprising each acquired portfolio are typically homogenous in nature with respect to the underlying contractual terms and conditions. Accordingly, the Company generally pools such acquired merchant contracts/relationships into a single intangible asset, by acquired portfolio, for purposes of computing the related amortization expense. The Company amortizes such intangible assets on a straight-line basis over the estimated useful lives of the portfolios to which the assets relate. Because the net cash flows associated with the Company’s acquired merchant contracts/relationships have historically increased subsequent to the acquisition date, the use of a straight-line method of amortization effectively results in an accelerated amortization schedule. The estimated useful life of each portfolio is determined based on the weighted average lives of the expected cash flows associated with the underlying merchant contracts/relationships comprising the portfolio, and takes into consideration expected renewal rates and the terms and significance of the underlying contracts/relationships themselves. Costs incurred by the Company to renew or extend the term of an existing contract are expensed as incurred, except for any direct payments made to the merchants, which are set up as new intangible assets (exclusive license agreements). Certain acquired merchant contracts/relationships may have unique attributes, such as significant contractual terms or value, and in such cases, the Company will separately account for these contracts in order to better assess the value and estimated useful lives of the underlying merchant relationships.

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

No impairment of indefinite-lived intangible assets was identified during the years ended December 31, 2015 and 2014. Additional information regarding the Company’s intangible assets is included in Note 7. Intangible Assets.

(j) Goodwill

Goodwill resulting from a business combination is not amortized but is tested for impairment at least annually and more frequently if conditions warrant. Under U.S. GAAP, goodwill should be tested for impairment at the reporting unit level, which in the Company’s case involves five separate reporting units: (i) the Company’s domestic reporting unit, (ii) the ATM operations in the U.K, (iii) the Mexico operations, (iv) the Canadian operations, and (v) the German operations.  In 2015, the Company elected to forego the qualitative assessment allowed under U.S. GAAP and perform the quantitative assessment prescribed by the guidance where the carrying amount of the net assets associated with each applicable reporting unit is compared to the estimated fair value of such reporting unit as of the annual testing date, December 31, 2015. When estimating fair values of a reporting unit for its goodwill impairment test, the Company utilizes a combination of the income approach and market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s anticipated cash flows, which have been discounted using a weighted average cost of capital rate for each reporting unit. The market approach provides an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, is then compared to the fair value of the Company as a whole, as determined based on the market approach. If such amounts are consistent, the estimated fair values for each reporting unit, as derived from the income approach, are utilized.

All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management. The primary assumptions used in the income approach are estimated cash flows, the weighted average cost of capital for each reporting unit, and valuation multiples assigned to the earnings before interest expense, income taxes, depreciation and accretion expense, and amortization expense (“EBITDA”) of each reporting unit in order to assess the terminal value for each reporting unit. Estimated cash flows are primarily based on the Company’s projected revenues, operating costs, and capital expenditures and are discounted based on comparable industry average rates for the weighted average cost of capital for each reporting unit. The Company utilized discount rates based on weighted average cost of capital amounts ranging from approximately 9%to 11% when estimating the fair values of its reporting units as of December 31, 2015 and 2014. With respect to the EBITDA multiples utilized in assessing the terminal value of each of its reporting units, the Company utilized its current multiple, but also evaluated it in relation to current and historical valuation multiples assigned to a number of its industry peer group companies for reasonableness.

Based on the results of the impairment analysis, the Company determined that no impairment of goodwill existed as of December 31, 2015 and 2014, respectively, as the fair values of its reporting units were in excess of the carrying values of such reporting units.

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

(l) Asset Retirement Obligations

The Company estimates the fair value of future retirement costs associated with its ATMs and recognizes this amount as a liability on a pooled basis based on estimated deinstallation dates in the period in which it is incurred, and when it can be reasonably estimated. The Company’s estimates of fair value involve discounted future cash flows. The Company capitalizes the initial estimated fair value amount as an asset and depreciates the amount over its estimated useful life. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the Depreciation and accretion expense line item in the accompanying Consolidated Statements of Operations. As the liability is not revalued on a recurring basis, it is periodically reevaluated based on current cost estimate and contract information. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. Additional information regarding the Company’s asset retirement obligations is included in Note 11. Asset Retirement Obligations.

(m) Revenue Recognition

ATM operating revenues. Substantially all of the Company’s revenues are generated from ATM and kiosk operating and transaction-based fees, which are reflected in the ATM operating revenues line item in the accompanying Consolidated Statements of Operations. ATM operating revenues primarily include the following:

•	Surcharge, interchange, and Dynamic Currency Conversion (“DCC”) revenues, which are recognized daily as the underlying transactions are processed.

•

Bank-branding revenues, which are generated by the Company’s bank-branding arrangements, under which financial institutions generally pay a fixed monthly fee per device to the Company to place their brand name on selected ATMs and multi-function kiosks within the Company’s portfolio. In return for such fees, the branding institution’s customers can use those branded devices without paying a surcharge fee. The monthly per device branding fees are recognized as revenues on a monthly basis as earned, and a portion of the arrangements are subject to escalation clauses within the agreements. In addition to the monthly branding fees, the Company may also receive a one-time set-up fee per device. This set-up fee is separate from the recurring, monthly branding fees and is meant to compensate the Company for the burden incurred related to the initial set-up of a branded device versus the on-going monthly services provided for the actual branding. The Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank-branding agreements on a straight-line basis.

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

•

Managed services revenues, which the Company typically receives a fixed management fee or fee per transaction or service provided. While the management fee and any transaction-based fees are recognized as revenue as earned (generally monthly), the surcharge and interchange fees generated by the ATMs under the managed services agreements are earned by the Company’s customer, and therefore, are not recorded as revenue of the Company.

•

Other revenues, which includes maintenance fees, fees from other consumer financial services offerings such as check-cashing, remote deposit capture (deposit-taking) and bill pay services, and other services. With respect to its automated consumer financial services offerings, the Company typically recognizes the revenues as the services are provided and the revenues earned.

ATM product sales. The Company also generates revenues from the sale of ATMs to merchants and certain equipment resellers. Such amounts are reflected as “ATM product sales and other revenues” in the accompanying Consolidated Statements of Operations. Revenues related to the sale of ATMs to merchants are recognized when the equipment is delivered to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to associate value-added resellers (“VARs”), the Company recognizes and invoices revenues related to such sales when the equipment is shipped from the manufacturer to the associate VAR. The Company typically extends 30-day terms and receives payment directly from the associate VAR irrespective of the ultimate sale to a third-party.

ATM services. Effective with the Sunwin Services Group (“Sunwin”) acquisition in November 2014, and prior to the sale of the Sunwin retail cash-in-transit operation in the second half of 2015, the Company also generated revenues from the sale of services to retailers, including the provision of cash delivery and maintenance services. Revenues from this business activity have been included within the ATM product sales and other revenues line item in the accompanying Consolidated Statements of Operations. The Company recognizes and invoices revenues related to these services when the service has been performed.

Merchant-owned arrangements. In connection with the Company’s merchant-owned ATM operating/processing arrangements, the Company typically pays all or a sizable portion of the transaction fees that it collects to the merchant as payment for providing, placing, and maintaining the ATM unit. Pursuant to the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-45-45, Revenue Recognition - Principal Agent Considerations - Other Presentation Matters, the Company has assessed whether to record such payments as a reduction of associated ATM transaction revenues or a cost of revenues. Specifically, if the Company acts as the principal and is the primary obligor in the ATM transactions, provides the processing for the ATM transactions, has significant influence over pricing, and has the risks and rewards of ownership, including a variable earnings component and the risk of loss for collection, the Company recognizes the surcharge and interchange fees on a gross basis and does not reduce its reported revenues for payments made to the various merchants and retail establishments where the ATM units are housed. As a result, for agreements under which the Company acts as the principal, the Company records the total amounts earned from the underlying ATM transactions as ATM operating revenues and records the related merchant commissions as a cost of ATM operating revenues. However, for those agreements in which the Company does not meet the criteria to qualify as the principal agent in the transaction, the Company does not record the related surcharge and interchange revenue as the rights associated with this revenue stream inure to the benefit of the merchant.

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

The Company records derivative instruments at fair value on its Consolidated Balance Sheets. These derivatives, which consist of interest rate swaps, are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the nonperformance risk of the counterparty. The majority of the Company’s derivative transactions have been accounted for as cash flow hedges and, accordingly, changes in the fair values of such derivatives have been reflected in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets to the extent that the hedging relationships are determined to be effective, and then recognized in earnings when the hedged transactions occur. For additional information on the Company’s derivative financial instruments, see Note 15. Derivative Financial Instruments.

In connection with the issuance of the $287.5 million of 1.00% convertible senior notes due December 2020 (“Convertible Notes”), the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. For additional information on the Company’s convertible note hedges and warrant transactions, see Note 10. Long-Term Debt.

(p) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. U.S. GAAP does not require the disclosure of the fair value of lease financing arrangements and non-financial instruments, including intangible assets such as goodwill and the Company’s merchant contracts/relationships. See Note 16. Fair Value Measurements for the Company’s fair value evaluation of its financial instruments.

(q) Foreign Currency Translation

The Company is exposed to foreign currency translation risk with respect to its international operations. The functional currencies for these businesses are their respective local currencies. Accordingly, results of operations of the Company’s international subsidiaries are translated into U.S. dollars using average exchange rates in effect during the periods in which those results are generated. Furthermore, the Company’s foreign operations’ assets and liabilities are translated into U.S. dollars using the exchange rate in effect as of each balance sheet reporting date. The resulting translation adjustments have been included in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

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

(s) Advertising Costs

Advertising costs are expensed as incurred and totaled $5.4 million, $5.4 million, and $4.4 million during the years ended December 31, 2015, 2014, and 2013, respectively, and are included in the Selling, general, and administrative expenses line item in the accompanying Consolidated Statements of Operations.

(t) Working Capital Deficit

The Company’s surcharge and interchange revenues are typically collected in cash on a daily basis or within a short period of time subsequent to the end of each month. However, the Company typically pays its vendors on 30 day terms and is not required to pay certain of its merchants until 20 days after the end of each calendar month. As a result, the Company will typically utilize the excess cash flow generated from such timing differences to fund its capital expenditure needs or to repay amounts outstanding under its revolving line of credit (which, when drawn upon, is reflected as in the Long-term liability line item in the accompanying Consolidated Balance Sheets). Accordingly, this utilization will often cause the Company’s balance sheet to reflect a working capital deficit position. The Company considers such a presentation to be a normal part of its ongoing operations.

(u) Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”  (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”  (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. ASU 2015-03 requires retrospective application and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect ASU 2015-03 to have a material effect on the Company's results of operations; however, it will impact future balance sheet presentation and financial statement disclosures related to the Company's debt issuance costs.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 applies to inventory that is measured using either the first-in, first-out or average cost methods and requires entities to measure their inventory at the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods therein. The Company does not expect ASU 2015-11 to have a material effect on the Company’s results of operations.

In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect ASU 2015-15 to have a material effect on the Company’s results of operations; however, it could impact future balance sheet presentation and financial statement disclosures related to the Company's debt issuance costs.

The Company plans to implement ASU No 2015-03 and 2015-15 for its year commencing on January 1, 2016.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting Measurement - Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts in the period in which the adjustment amount is determined. The acquirer is also required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition the acquirer is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. The Company does not expect ASU 2015-16 to have a material effect on the Company’s results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”  (“ASU 2015-17”). ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for annual periods beginning after December 15, 2017 and interim periods beginning December 15, 2018. The Company does not expect ASU 2015-17 to have a material effect on the Company’s results of operations, however, the Company’s balance sheet classification of current deferred taxes would change materially. The Company is considering early adopting ASU 2015-17 in 2016.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”  (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on the Company’s consolidated financial statements, if any.

(2) Acquisitions and Divestitures

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

Pursuant to the Purchase Agreement, Cardtronics Europe acquired all of the outstanding shares issued by Cardpoint for purchase consideration of £100.0 million, or $153.5 million, in cash, which included the aggregate amount required to be paid (including principal and interest) in order to fully discharge all of Cardpoint’s outstanding indebtedness to the Seller at closing. Including customary working capital and other adjustments, the total amount paid for the acquisition was approximately £105.4  million, or approximately $161.8 million, at closing, which was financed through borrowings under the Company’s revolving credit facility.

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

On November 3, 2014, the Company completed the acquisition of Sunwin in the U.K., a subsidiary of the Co-operative Group, for aggregate cash consideration of approximately £41.5 million, or approximately $66.4 million. Sunwin’s primary business is providing secure cash logistics and ATM maintenance services to ATMs and other services to retail locations. The Company also acquired approximately 2,000 ATMs from Co-op Bank and secured an exclusive ATM placement agreement to operate ATMs at Co-operative (“Co-op”) Food locations. The Company has accounted for these transactions as if they were all related due to the timing of the transactions being completed and the dependency of the transactions on each other. The Company completed the purchase accounting for Sunwin in June 2015, recognizing immaterial final adjustments to the preliminary opening balance sheet and the settlement of final working capital adjustments.

On July 1, 2015, the Company completed the divestiture of its retail cash-in-transit operation in the U.K. This business component, which mainly relates to the collection of cash by couriers at retail locations, was originally acquired through the Sunwin acquisition discussed above and not deemed to be a core part of the Company’s on-going strategy. A portion of the estimated proceeds from the sale are subject to certain conditions related to customer transition and other matters, and as a result, the Company had recorded the estimated fair value of the consideration of approximately £24.9 million, or approximately $39 million, as of December 31, 2015. Of the amount expected to be received, £20.2 million, or approximately $31 million, was received during the year, and £4.7 million, or approximately $7 million, was received subsequent to December 31, 2015. The net pre-tax gain recognized on this transaction was $16.6 million as of December 31, 2015. The net pre-tax gain is included in the (Gain) loss on disposal of assets line item in the accompanying Consolidated Statements of Operations. The major classes of assets and liabilities sold included: tangible assets with a carrying value of $6.8 million and goodwill and intangible assets with combined carrying values of $15.2 million. Prior to the sale, the operation was part of the Company’s Europe operating segment.

In conjunction with the U.K. divestiture activities discussed above, and to optimize the remaining ATM-related infrastructure, the Company closed six cash depots that were not part of the sale but were no longer profitable to operate based on the remaining work at these facilities. The Company wrote-off certain assets in these facilities, recording approximately $3 million in disposal losses, included in the (Gain) loss on disposal of assets line item in the accompanying Consolidated Statements of Operations. Upon exiting these facilities, the Company recognized lease exit costs of $4.5 million and employee severance costs of $4.4 million. The Company also recorded approximately $3.1 million in operating costs related to the six closed depots that were no longer profitable to operate as a result of the sale of the retail cash-in-transit operation. The costs described above and other costs totaling $15.3 million, were recorded in the third and fourth quarters of 2015 within the Acquisition and divestiture-related expense line in the accompanying Consolidated Statements of Operations.

On July 1, 2015, the Company completed the acquisition of CDS for a total purchase price of approximately $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions. CDS now operates as a separate division of the Company.

The total purchase consideration for CDS was preliminarily allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values estimated at the date of acquisition. The preliminary estimated fair values of the intangible assets included the acquired customer relationships valued at $16.5 million, technology valued at $7.8 million, and other intangibles assets valued at $1.7 million. Intangible values were estimated utilizing primarily a discounted cash flow approach, with the assistance of an independent appraisal firm. The preliminary fair values of the tangible assets acquired included property, plant, and equipment and were valued at $4.6 million and estimated utilizing the market and cost approaches. The preliminary purchase price allocation resulted in goodwill of $52.7 million. This goodwill has been assigned to the Company's North America reporting segment and is primarily attributable to expected synergies. The purchase price allocation remains preliminary pending completion of the asset appraisals. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes.

(3) Stock-Based Compensation

As noted in Note 1(n). Stock-Based Compensation, the Company accounts for its stock-based compensation by recognizing the grant date fair value of stock-based awards, net of estimated forfeitures, as compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s stock price on the date of grant. The following table reflects the total stock-based compensation expense amounts included in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(In thousands)
Cost of ATM operating revenues	$1,218	$1,273	$911
Selling, general, and administrative expenses	18,236	15,229	11,413
Total stock-based compensation expense	$19,454	$16,502	$12,324

The increase in stock-based compensation expense each year was due to additional expense recognition from the additional grants made during the periods. All grants during the periods above were made under the Company's Second Amended and Restated 2007 Stock Incentive Plan (“2007 Plan”), which is further discussed below.

Stock-Based Compensation Plans. The Company currently has two long-term incentive plans-the 2007 Plan and the 2001 Stock Incentive Plan (“2001 Plan”). The purpose of each of these plans is to provide members of the Company’s Board of Directors and employees of the Company additional incentive and reward opportunities designed to enhance the profitable growth of the Company. Equity grants awarded under these plans generally vest in various increments over four years based on continued employment. The Company handles stock option exercises and other stock grants through the issuance of new common shares.

2007 Plan.  The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, options that do not constitute incentive stock options, Restricted Stock Awards (“RSAs”), phantom stock awards, Restricted Stock Units  (“RSUs”), bonus stock awards, performance awards, and annual incentive awards. The number of shares of common stock that may be issued under the 2007 Plan may not exceed 9,679,393 shares. The shares issued under the 2007 Plan are subject to further adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2015, 416,500 options and 5,089,237 shares of restricted stock awards and units, net of cancellations, had been granted under the 2007 Plan, and options to purchase 266,375 shares of common stock have been exercised.

2001 Plan.  No further awards were granted during 2015 under the Company’s 2001 Plan. As of December 31, 2015, options to purchase an aggregate of 6,438,172 shares of common stock (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which the Company considered as non-qualified stock options, and 6,264,420 of these options had been exercised.

Restricted Stock Awards. The number of the Company's outstanding RSAs as of December 31, 2015, and changes during the year ended December 31, 2015, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2015	83,028	$27.06
Granted	—	$—
Vested	(32,293)	$26.45
Forfeited	(3,500)	$28.69
RSAs outstanding as of December 31, 2015	47,235	$27.36

The majority of RSAs granted vest ratably over a four-year service period.  No RSAs were granted in 2015 and 2014. The total fair value of RSAs that vested during the years ended December 31, 2015, 2014, and 2013 was $1.2 million,  $10.8 million, and $8.1 million, respectively. Compensation expense associated with RSAs totaled $0.9 million,  $1.9 million, and $4.1 million during 2015, 2014, and 2013, respectively, and based upon management’s estimates of forfeitures, there was $0.6 million of unrecognized compensation cost associated with these RSAs as of December 31, 2015, which will be recognized on a straight-line basis over a remaining weighted average vesting period of approximately 1.2 years.

Restricted Stock Units. In the first quarter of each year since 2011, the Company granted RSUs under its Long-term Incentive Plan (“LTIP”), which is an annual equity award program under the 2007 Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the “Committee”) on an annual basis, and are based on the Company's achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Starting with the grants made in 2013, a portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24,  36, and 48 months from January 31 of the grant year, at the rate of 50.0%,  25.0%, and 25.0%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company's non-vested RSUs as of December 31, 2015, and changes during the year ended December 31, 2015, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2015	786,797	$29.17
Granted	565,370	$38.35
Vested	(427,569)	$22.75
Forfeited	(33,159)	$35.19
Non-vested RSUs as of December 31, 2015	891,439	$37.85

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2015 but not yet earned are not included. The number of Performance-RSUs granted at target in 2015, net of forfeitures, was 242,390 units with a grant date fair value of $38.48 per unit. The weighted average grant date fair value of the RSUs granted was $38.35,  $31.87, and $31.72 for the years ended December 31, 2015, 2014, and 2013 respectively. The total fair value of RSUs that vested during the years ended December 31, 2015, 2014, and 2013 was $9.7 million, $6.9 million, and $7.1 million, respectively. Compensation expense associated with all RSUs totaled $18.6 million, $14.6 million, and $8.1 million during 2015, 2014, and 2013, respectively. The unrecognized compensation expense associated with all RSU grants was $11.2 million as of December 31, 2015, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2 years

Options. The number of the Company's outstanding stock options as of December 31, 2015, and changes during the year ended December 31, 2015, are presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term
Options outstanding as of January 1, 2015	183,367	$10.33
Exercised	(105,466)	$10.50
Forfeited	—	$—
Options outstanding as of December 31, 2015	77,901	$10.11	$1,833	1.76	years

Options vested and exercisable as of December 31, 2015	77,901	$10.11	$1,833	1.76	years

Options exercised during the years ended December 31, 2015, 2014, and 2013 had a total intrinsic value of $2.7 million, $2.8 million, and $6.7 million, respectively, which resulted in estimated tax benefits to the Company of $0.9 million, $0.9 million, and $2.3 million, respectively. The cash received by the Company as a result of option exercises was $1.1 million, $0.8 million, and $2.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

As of December 31, 2015, the Company had no unrecognized compensation expense associated with outstanding options and all remaining outstanding options became fully vested during 2015.  Compensation expense recognized related to stock options totaled $0.01 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. There was no compensation expense recognized in 2015 related to stock options.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the years ended December 31, 2015, 2014, and 2013 included all outstanding stock options and shares of restricted stock, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s Convertible Notes were excluded from diluted shares outstanding for the years ended December 31, 2015, 2014, and 2013 because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its Convertible Notes was also excluded, as the effect is anti-dilutive.

The shares of restricted stock issued by the Company have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the years ended December 31, 2015, 2014, and 2013 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	2015
	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$67,080
Less: Undistributed earnings allocated to unvested restricted shares	(94)
Net income available to common stockholders	$66,986	44,796,701	$1.50

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$94
Stock options added to the denominator under the treasury stock method		63,657
RSUs added to the denominator under the treasury stock method		508,329
Less: Undistributed earnings reallocated to restricted shares	(93)
Net income available to common stockholders and assumed conversions	$66,987	45,368,687	$1.48

	2014			2013
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$37,140			$23,816
Less: Undistributed earnings allocated to unvested restricted shares	(126)			(672)
Net income available to common stockholders	$37,014	44,338,408	$0.83	$23,144	44,371,313	$0.52

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$126			$672
Stock options added to the denominator under the treasury stock method		117,777			206,322
RSUs added to the denominator under the treasury stock method		411,119
Less: Undistributed earnings reallocated to restricted shares	(125)			(669)
Net income available to common stockholders and assumed conversions	$37,015	44,867,304	$0.82	$23,147	44,577,635	$0.52

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock of 31,005 shares, 59,301 shares, and 516,127 shares for the years ended December 31, 2015, 2014, and 2013, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Related Party Transactions

Board members. Dennis Lynch, a member of the Company’s Board of Directors, is a member of the Board of Directors for Fiserv, Inc. (“Fiserv”). Additionally, Jorge Diaz, also a member of the Company’s Board of Directors, is the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv. During the years ended

December 31, 2015, 2014, and 2013, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, and cash management. The amounts paid to Fiserv in each of these years is immaterial.

BANSI, S.A. Institución de Banca Multiple (“Bansi”). Bansi, an entity that owns a noncontrolling interest in the Company’s subsidiary, Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico in the normal course of business, including serving as one of the vault cash providers and bank sponsors, as well as providing other miscellaneous services. The amounts paid to Bansi for each of the years ended December 31, 2015, 2014, and 2013 were immaterial.

(6) Property and Equipment, Net

The following is a summary of the components of property and equipment as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
ATM equipment and related costs	$588,488	$512,001
Technology assets	83,716	71,399
Office furniture, fixtures, and other	64,006	89,696
Total	736,210	673,096
Less accumulated depreciation	(360,722)	(337,301)
Net property and equipment	$375,488	$335,795

The property and equipment balances include deployments in process, as discussed in Note 1(h). Property and Equipment, Net, of $43.6 million and $16.4 million as of December 31, 2015 and 2014, respectively.

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2015 and 2014, as well as the changes in the net carrying amounts for the years ended December 31, 2015 and 2014 by segment:

	Goodwill
	North America (1)	Europe (2)	Total
	(In thousands)
Balance as of January 1, 2014
Gross balance	$292,402	$162,092	$454,494
Accumulated impairment loss	—	(50,003)	(50,003)
	$292,402	$112,089	$404,491

Acquisitions	108,932	15,461	124,393
Purchase price adjustments	(1,493)	(7,779)	(9,272)
Foreign currency translation adjustments	(212)	(7,437)	(7,649)

Balance as of December 31, 2014:
Gross balance	$399,629	$162,337	$561,966
Accumulated impairment loss	—	(50,003)	(50,003)
	$399,629	$112,334	$511,963

Acquisitions	52,719	—	52,719
Divestitures	—	(13,995)	(13,995)
Purchase price adjustments	1,051	1,204	2,255
Foreign currency translation adjustments	(472)	(3,534)	(4,006)

Balance as of December 31, 2015:
Gross balance	$452,927	$146,012	$598,939
Accumulated impairment loss	—	(50,003)	(50,003)
	$452,927	$96,009	$548,936

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Germany, and Poland.

	Trade Name: indefinite-lived
	North America (1)	Europe (2)	Total
	(In thousands)
Balance as of January 1, 2014	$707	$53	$760
Foreign currency translation adjustments	(9)	(23)	(32)
Intersegment transfer	30	(30)	—
Balance as of December 31, 2014	$728	$—	$728
Acquisitions	1,615	—	1,615
Foreign currency translation adjustments	(27)	—	(27)
Balance as of December 31, 2015	$2,316	$—	$2,316

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Germany, and Poland.

Intangible Assets with Definite Lives

The following is a summary of the Company’s intangible assets that were subject to amortization:

	December 31, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$350,211	$(219,498)	$130,713	$338,830	$(186,185)	$152,645
Deferred financing costs	16,521	(8,009)	8,512	16,127	(5,851)	10,276
Non-compete agreements	4,454	(3,935)	519	4,568	(3,374)	1,194
Technology	10,751	(3,750)	7,001	2,803	(2,025)	778
Trade name: definite-lived	11,646	(2,859)	8,787	13,702	(1,783)	11,919
Total	$393,583	$(238,051)	$155,532	$376,030	$(199,218)	$176,812

The majority of the Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from four to ten years for customer and branding contracts/relationships, two to ten years for exclusive license agreements, one to five years for non-compete agreements, and one to fifteen years for finite-lived trade names. The estimated useful life for acquired technology is three years. Deferred financing costs are amortized through interest expense over the contractual term of the underlying borrowings utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.

Amortization of definite-lived intangible assets is recorded in the Amortization of intangible assets line item in the Consolidated Statements of Operations, including any impairment charges, except for deferred financing costs and certain exclusive license agreements. Amortization of deferred financing costs is combined with the amortization of note discount and is recorded in the Amortization of deferred financing costs and note discount line item in the Consolidated Statements of Operations. Certain exclusive license agreements that were effectively prepayments of merchant fees were amortized through the cost of ATM operating revenues line item in the Consolidated Statements of Operations during the years ended December 31, 2015, 2014, and 2013 totaled $5.9 million, $3.9 million, and $4.0 million, respectively. The Company recorded approximately $1.3 million in additional amortization expense during the year ended December 31, 2014 related to impairment of a previously acquired merchant contract/relationship intangible asset associated with its North America reporting segment.

The components of intangible assets acquired during the year ended December 31, 2015 were as follows:

	Amount Acquired in 2015	Weighted Average Amortization Period
	(In thousands)
Customer and branding contracts/relationships	$16,866	5.3	years
Technology	7,800	8.0	years
Trade name: indefinite-lived	1,700	10.0	years
Total	$26,366

Estimated amortization for the Company’s intangible assets with definite lives for each of the next five years, and thereafter is as follows (in thousands):

2016	$37,692
2017	33,156
2018	28,176
2019	24,475
2020	16,729
Thereafter	15,304
Total	$155,532

(8) Prepaid Expenses, Deferred Costs, and Other Assets

The following is a summary of prepaid expenses, deferred costs, and other assets as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Prepaid Expenses, Deferred Costs, and Other Current Assets:
Prepaid expenses	$25,999	$27,406
Deferred costs and other current assets	30,679	7,102
Total	$56,678	$34,508

Prepaid Expenses, Deferred Costs, and Other Noncurrent Assets:
Prepaid expenses	$17,567	$21,158
Deferred costs and other noncurrent assets	1,690	1,442
Total	$19,257	$22,600

As of December 31, 2015, the Company’s Prepaid expenses, deferred costs, and other assets largely consisted of merchant prepayments and prepaid taxes, amounts recoverable from our merchant customers, settlement receivables, and other items. The year-over-year increase in the Deferred costs and other current assets line item is attributable to the recognition of property taxes recoverable from our merchant customers.

(9) Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Accrued merchant settlement (1)	$60,218	$9,869
Accrued merchant fees	43,005	39,473
Accrued taxes	29,372	14,623
Accrued compensation	15,929	18,050
Accrued cash management fees	8,780	8,235
Accrued maintenance	8,012	8,945
Accrued processing costs	7,636	1,957
Accrued purchases	7,222	10,001
Accrued interest	6,094	6,128
Accrued armored	5,922	4,876
Accrued interest on interest rate swaps	2,708	3,001
Accrued telecommunications costs	1,772	2,613
Deferred acquisition purchase price (2)	—	20,580
Other accrued expenses	22,388	31,615
Total	$219,058	$179,966

(1)

The increase in accrued merchant settlement from December 31, 2014, is largely attributable to settlement amounts owed to merchants associated with the CDS processing business that was acquired on July 1, 2015.

(2)	This category represents purchase price consideration on the Sunwin acquisition that was paid in 2015.

(10) Long-Term Debt

The carrying value of the Company's long-term debt consisted of the following as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.0% and 2.2% as of December 31, 2015 and December 31, 2014, respectively)	$90,835	$137,292
5.125% Senior notes due August 2022	250,000	250,000
1.00% Convertible senior notes due December 2020, net of discount	234,564	225,370
Other	—	35
Total	575,399	612,697
Less: current portion	—	35
Total long-term debt, excluding current portion	$575,399	$612,662

Revolving Credit Facility

On May 26, 2015, the Company entered into a second amendment (the “Second Amendment”) to its amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $375.0 million revolving credit facility and includes an accordion feature that will allow the Company to increase the available borrowings under the revolving credit facility to $500.0 million, subject to the approval of one or more existing lenders or one or more lenders that become party to the Credit Agreement. Under the Second Amendment, a new $75.0 million tranche (the “European Commitments”) was created under which Cardtronics Europe, a subsidiary of the Company, can borrow directly from the existing lenders in different currencies. The Second Amendment provides for sub-limits under the European Commitments of $15.0 million for swingline loans and $15.0 million for letters of credit. In addition, the Second Amendment reduces the commitments of the lending parties to make loans to the Company (the “U.S. Commitments”) from $375.0 million to $300.0 million and reduced the alternative currency sub-limit to $75.0 million, from $125.0 million under the Credit

Agreement. The letter of credit sub-limit and the swingline sub-limit under the U.S. Commitments remain at $30.0 million and $25.0 million, respectively, under the Second Amendment. The Credit Agreement expires in April 2019.

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

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require the Company to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00, (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00, and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.0. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, the Company may generally make restricted payments so long as no event of default exists at the time of such payment and the total net leverage ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of December 31, 2015, the Company was in compliance with all applicable covenants and ratios under the Credit Agreement.

As of December 31, 2015, the Company’s outstanding balance on the revolving credit facility was $90.8 million, of which $71.0 million was outstanding under the U.S. Commitments and $19.8 million was outstanding under the European Commitments. The available borrowing capacity under the revolving credit facility totaled $284.2 million, of which $229.0 million is available to the U.S. and $55.2 million is available to Cardtronics Europe.

$200.0 Million 8.25% Senior Subordinated Notes Due 2018

During the year ended December 31, 2014, the Company repurchased $20.6 million of its 8.25% senior subordinated notes due 2018 (the “2018 Notes”) in the open market. In addition, the Company received tenders and consents from the holders of $64.0 million of the 2018 Notes pursuant to a cash tender offer. Pursuant to the terms of the indenture governing the 2018 Notes, the Company redeemed the remaining $115.4 million of 2018 Notes outstanding on September 2, 2014 at a price of 104.125% and retired all of the outstanding 2018 Notes.

In connection with the early extinguishment of the 2018 Notes, the Company recorded a $3.9 million pre-tax charge during the year ended December 31, 2014 to write off the unamortized deferred financing costs associated with the 2018 Notes, which is included in the Amortization of deferred financing costs and note discount line item in the accompanying Consolidated Statements of Operations. Additionally, the Company recorded a $9.1 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations in the year ended December 31, 2014.

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

The 2022 Notes and Guarantees (as defined in the Indenture) rank: (i) equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior indebtedness, (ii) effectively junior to secured debt to the extent of the collateral securing such debt, including debt under the Company’s revolving credit facility, and (iii) structurally junior to existing and future indebtedness of the Company’s non-guarantor subsidiaries. The 2022 Notes and Guarantees rank senior in right of payment to any of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

The 2022 Notes contain covenants that, among other things, limit the Company’s ability and the ability of certain of its restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments or pay dividends or distributions on the Company’s capital stock or repurchase capital stock or make certain other restricted payments, consolidate or merge with or into other companies,  conduct asset sales, restrict dividends or other payments by restricted subsidiaries, engage in transactions with affiliates or related persons, and create liens.

Obligations under its 2022 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100% owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s immaterial subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from the Guarantors by dividend or loan. None of the Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X. The 2022 Notes include registration rights and as required under the terms of the Notes, the Company completed an exchange offer for these Notes in June 2015 whereby participating holders received registered Notes.

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

$287.5 Million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, the Company issued the Convertible Notes at par value. The Company also granted to the initial purchasers the option to purchase, during the 13 day period following the issuance of the notes, up to an additional $37.5 million of Convertible Notes (the “Over-allotment Option”). The initial purchasers exercised the Over-allotment Option on November 21, 2013. The Company received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and a repurchase of 665,994 shares of its outstanding common stock concurrent with the offering. The Company used a portion of the net proceeds from the offering to fund the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into with the initial purchasers on November 19, 2013, concurrent with the pricing of the Convertible Notes, and on November 21, 2013, concurrent with the exercise of the Over-allotment Option. The Company pays interest semi-annually (payable in arrears) on June 1st and December 1st of each year. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 million and the fair value of the embedded option was $71.7 million as of the issuance date. The Company recognizes effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponded to the Company’s estimated conventional debt instrument borrowing rate at the date of issuance.

The Convertible Notes have an initial conversion price of $52.35 per share, which equals an initial conversion rate of 19.1022 shares of common stock per $1,000 principal amount of notes, for a total of approximately 5.5 million shares of our common stock initially underlying the debt. The conversion rate, however, is subject to adjustment under certain circumstances. Conversion can occur: (i) any time on or after September 1, 2020,  (ii) after March 31, 2014, during any calendar quarter that follows a calendar quarter in which the price of the Company’s common stock exceeds 135% of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter,  (iii) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 98% of the closing price of the Company’s common stock multiplied by the applicable conversion rate on each such trading day,  (iv) upon specified distributions to the Company’s shareholders upon recapitalizations, reclassifications or changes in stock, and (v) upon a make-whole fundamental change. A fundamental change is defined as any one of the following: (i) any person or group that acquires 50.0% or more of the total voting power of all classes of common equity that is entitled to vote generally in the election of the Company’s directors,  (ii) the Company engages in any recapitalization, reclassification or changes of common stock as a result of which the common stock would be converted into or exchanged for, stock, other securities, or other assets or property,  (iii) the Company engages in any share exchange, consolidation or merger where the common stock is converted into cash, securities or other property,  (iv) the Company engages in any sales, lease or other transfer of all or substantially all of the consolidated assets,  or (v) the Company’s stock is not listed for trading on any U.S. national securities exchange.

As of December 31, 2015, none of the contingent conversion thresholds described above were met in order for the Convertible Notes to be convertible at the option of the note holders. As a result, the Convertible Notes have been classified in the Noncurrent liability line item on the Company’s Consolidated Balance Sheets at December 31, 2015. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

Interest expense related to the Convertible Notes consisted of the following for the year ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(In thousands)
Cash interest per contractual coupon rate	$2,875	$2,875	$288
Amortization of note discount	9,194	8,724	848
Amortization of deferred financing costs	559	518	48
Total interest expense related to Convertible Notes	$12,628	$12,117	$1,184

The carrying value of the Convertible Notes consisted of the following as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Principal balance	$287,500	$287,500
Discount, net of accumulated amortization	(52,936)	(62,130)
Net carrying amount of Convertible Notes	$234,564	$225,370

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, the

Company purchased call options granting the Company the right to acquire up to approximately 5.5 million shares of its common stock with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. The Company also sold to the initial purchasers warrants to acquire up to approximately 5.5 million shares of its common stock with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, the Company’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, the Company would be required to issue additional shares of its common stock to the warrant holders. The amounts allocated to both the note hedge and warrants were recorded in Stockholders’ equity in the accompanying Consolidated Balance Sheets.

Debt Maturities

Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2015, were as follows (in thousands) for the years indicated:

2016	$—
2017	—
2018	—
2019	—
2020	378,335
Thereafter	250,000
Total	$628,335

(11) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company's ATMs and restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and in some cases, site restoration work. For each group of similar ATM type, the Company has recognized the estimated fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time. During the year ended December 31, 2015, the Company revised certain estimated future liabilities to account for recent cost estimate changes, minor changes in practices for administering deinstall costs, and actual experience. The changes in estimated future costs were recorded as a reduction in the carrying amount of the remaining unamortized asset and will primarily reduce the Company’s depreciation and accretion expense amounts prospectively. Where there was no net book value of related assets remaining, the Company reduced its depreciation and accretion expense by approximately $1.4 million in 2015 related to this change in estimate.

The following table is a summary of the changes in the Company’s asset retirement obligation liability for the years ended December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Asset retirement obligation as of beginning of the period	$55,136	$63,831
Additional obligations	7,660	8,373
Estimated obligations assumed in acquisition	—	6,097
Purchase price adjustment	—	(6,653)
Accretion expense	2,210	2,559
Change in estimates	(4,878)	(13,534)
Payments	(3,499)	(3,702)
Foreign currency translation adjustments	(1,902)	(1,835)
Total asset retirement obligation at end of period	54,727	55,136
Less: current portion	3,042	3,097
Asset retirement obligation, excluding current portion	$51,685	$52,039

See Note 16. Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(12) Other Liabilities

The following is a summary of the components of the Company’s other liabilities as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$23,327	$29,147
Obligations associated with acquired unfavorable contracts	656	284
Deferred revenue	2,313	1,731
Asset retirement obligations	3,042	3,097
Other	3,394	678
Total	$32,732	$34,937

Other Long-Term Liabilities:
Interest rate swaps	$21,872	$25,847
Obligations associated with acquired unfavorable contracts	882	2,271
Deferred revenue	1,217	935
Other	6,686	8,663
Total	$30,657	$37,716

See Note 15. Derivative Financial Instruments for additional information on the Company's interest rate swaps.

(13) Stockholders’ Equity

Common and Preferred Stock. The Company is authorized to issue 125,000,000 shares of common stock, of which 44,953,620 and 44,562,122 shares were outstanding as of December 31, 2015 and 2014, respectively. Additionally, the Company is authorized to issue 10,000,000 shares of preferred stock, of which no shares were outstanding as of December 31, 2015 and 2014.

Additional Paid-In Capital. Included in the balance of Additional paid-in capital are amounts related to the Convertible Notes issued in November 2013 and the related equity instruments. These amounts include: (i) the fair value of the embedded option of the Convertible Notes for $52.9 million, (ii) the amount paid to purchase the associated convertible note hedges for $72.6 million, (iii) the amount received for selling associated warrants for $40.5 million, and (iv) $1.6 million in debt issuance costs allocated to the equity component of the convertible note. See Note 10. Long-Term Debt for additional information on the Convertible Notes and the related equity instruments.

Accumulated Other Comprehensive Loss, Net. Accumulated other comprehensive loss, net, is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of accumulated other comprehensive loss, net for the years ended December 31, 2015, 2014, and 2013:

	Foreign currency translation adjustments		Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2013	$(24,634)		$(80,451)	(1)	$(105,085)
Other comprehensive income before reclassification	6,198		62	(2)	6,260
Amounts reclassified from accumulated other comprehensive loss, net	—		25,871	(2)	25,871
Net current period other comprehensive income	6,198		25,933		32,131
Total accumulated other comprehensive loss, net as of December 31, 2013	$(18,436)		$(54,518)	(1)	$(72,954)
Other comprehensive loss before reclassification	(16,273)		(29,239)	(3)	(45,512)
Amounts reclassified from accumulated other comprehensive loss, net	—		35,459	(3)	35,459
Net current period other comprehensive (loss) income	(16,273)		6,220		(10,053)
Total accumulated other comprehensive loss, net as of December 31, 2014	$(34,709)		$(48,298)	(1)	$(83,007)
Other comprehensive loss before reclassification	(11,177)		(28,173)	(4)	(39,350)
Amounts reclassified from accumulated other comprehensive income, net	—		34,231	(4)	34,231
Net current period other comprehensive (loss) income	(11,177)		6,058		(5,119)
Total accumulated other comprehensive loss, net as of December 31, 2015	$(45,886)	(5)	$(42,240)	(1)	$(88,126)

(1)	Net of deferred income tax benefit of $27,413 as of January 1, 2013, and $10,829, $6,701, and $2,959 as of December 31, 2013, 2014, and 2015, respectively.
(2)

Net of deferred income tax expense of $40 and $16,544 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive income, net, respectively, for the year ended December 31, 2013. See Note 15. Derivative Financial Instruments.

(3)

Net of deferred income tax (benefit) expense of $(19,405) and $23,533 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive income, net, respectively, for the year ended December 31, 2014. See Note 15. Derivative Financial Instruments.

(4)

Net of deferred income tax (benefit) expense of $(17,402) and $21,143 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive income, net, respectively, for the year ended December 31, 2015. See Note 15. Derivative Financial Instruments.

(5)	Net of income tax benefit of $1,565 as of December 31, 2015.

The Company records unrealized gains and losses related to its interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net, line item within Stockholders' equity in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net, are recognized in Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations.

The Company has elected the portfolio approach for the deferred tax asset of the unrealized losses related to the interest rate swaps in the Accumulated other comprehensive income, net line item on the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of other comprehensive income and into continuing operations as a tax expense when the Company ceases to hold any interest rate swaps. As of December 31, 2015, the disproportionate tax effect is approximately $14.4 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company's book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(14) Employee Benefits

The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the U.S. During 2015, the Company matched 100% of employee contributions up to 3.0% of the employee’s eligible compensation. Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20.0% per year. The Company also sponsors a similar plan for its employees in the U.K. The Company contributed $2.4 million, $1.3 million, and $0.7 million to the defined contribution benefit plans for the years ended December 31, 2015, 2014, and 2013, respectively.

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

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Other comprehensive income (loss), net  (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedge transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company’s vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period.

During the year ended December 31, 2015, the Company added new forward-starting interest rate swaps in the aggregate notional amount of $600.0 million that begin in 2019 and terminate in 2020 to extend the hedging program related to interest rate exposure on vault cash. The notional amounts, weighted average fixed rates, and terms associated with all of the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Term
(In millions)
$1,300	2.74%	January 1, 2016 – December 31, 2016
$1,000	2.53%	January 1, 2017 – December 31, 2017
$750	2.54%	January 1, 2018 – December 31, 2018
$600	2.42%	January 1, 2019 – December 31, 2019
$600	2.42%	January 1, 2020 – December 31, 2020

Accounting Policy

The Company recognizes all of its derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of those derivative instruments depends on:  (i) whether these instruments have been designated (and qualify) as part of a hedging relationship and (ii) the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.

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

Balance Sheet Data

	December 31, 2015		December 31, 2014
Liability Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$23,327	Current portion of other long-term liabilities	$29,147
Interest rate swap contracts	Other long-term liabilities	21,872	Other long-term liabilities	25,847
Total Derivatives		$45,199		$54,994

Statements of Operations Data

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
	(In thousands)			(In thousands)
Interest rate swap contracts	$(28,173)	$(29,239)	Cost of ATM operating revenues	$(34,231)	$(35,459)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges. The Company has not historically, and does not currently anticipate terminating its existing derivative instruments prior to their expiration dates. If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company's vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company's current interest rate swap contracts, any resulting gains or losses will be recognized within the Other expense (income) line item in the Company's Consolidated Statements of Operations.

As of December 31, 2015, the Company expected to reclassify $23.3 million of net derivative-related losses contained within accumulated OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 16. Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(16) Fair Value Measurements

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and 2014 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$45,199	$—	$45,199	$—

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$54,994	$—	$54,994	$—

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations using Level 3 inputs, and are only reevaluated periodically based on estimated current fair value. Amounts added to the asset retirement obligation liability during the years ended December 31, 2015 and 2014 totaled $7.7 million and $14.5 million, respectively. The increase in 2014 relates to the acquisitions during the period.

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

Interest rate swaps. The fair value of the Company's interest rate swaps was a liability of $45.2 million as of December 31, 2015. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 15. Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

Acquisition and divestiture-related contingent consideration. Liabilities from acquisition and divestiture-related contingent consideration are estimated by the Company using a discounted cash flow model. Acquisition and divestiture-related contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, based on its best estimate of operational results upon which the payment of these obligations are contingent.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of December 31, 2015, the fair value of the Company's 2022 Notes and 2020 Convertible Notes (see Note 10. Long-Term Debt)  totaled $246.4 million and $269.5 million, respectively, based on the quoted market price (Level 1 input) for these notes as of that date.

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

Operating Lease Obligations

The Company was a party to several operating leases as of December 31, 2015, primarily for office space and the rental of space at certain merchant locations.

Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2015 were as follows for each of the five years indicated and in the aggregate thereafter (amounts in thousands):

2016	$14,269
2017	9,255
2018	7,433
2019	5,219
2020	3,203
Thereafter	10,361
Total minimum lease payments	$49,740

Total rental expense under the Company’s operating leases, net of sublease income, was $14.1 million, $9.7 million, and $7.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $54.7 million accrued for these liabilities as of December 31, 2015. For additional information, see Note 11. Asset Retirement Obligations.

Purchase commitments. As of December 31, 2015, the Company had entered into an agreement to purchase $6.1 million of ATMs and equipment for its North America segment and $3.6 million of ATMs and equipment for its Europe segment during 2016. Other material purchase commitments as of December 31, 2015 included $4.5 million in minimum service requirements for certain gateway and processing fees over the next three years for its North America segment.

(18) Income Taxes

The Company’s income from operations before taxes consisted of the following for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(In thousands)
U.S.	$80,318	$64,047	$78,114
Foreign	25,005	(679)	(15,449)
Total pre-tax book income	$105,323	$63,368	$62,665

Income tax expense based on the Company’s income before income taxes consisted of the following for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(In thousands)
Current:
U.S. federal	$19,590	$19,033	$26,766
State and local	4,495	3,554	5,503
Foreign	4,264	2,549	1,216
Total current	$28,349	$25,136	$33,485
Deferred:
U.S. federal	$6,890	$1,639	$11,648
State and local	1,226	795	(1,901)
Foreign	2,877	604	(1,214)
Total deferred	10,993	3,038	8,533
Total income tax expense	$39,342	$28,174	$42,018

Income tax expense differs from amounts computed by applying the U.S. federal statutory tax rate to income before taxes as follows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(In thousands)
Income tax expense, at the statutory rate of 35.0%	$36,863	$22,179	$21,932
Provision to return and deferred tax adjustments	145	1,705	(1,637)
State tax, net of federal benefit	3,504	2,717	2,275
Permanent adjustments	1,810	173	(115)
Foreign subsidiary tax rate differences	(5,035)	(985)	1,252
Impact of entity restructuring	—	—	15,501
Gain on divestiture	3,465	—	—
Other	(773)	338	(6)
Subtotal	39,979	26,127	39,202
Change in valuation allowance	(637)	2,047	2,816
Total income tax expense	$39,342	$28,174	$42,018

Income tax expense for the year ended December 31, 2015 relates primarily to consolidated income generated from the Company’s U.S. and U.K. operations. The increase in income tax expense compared to the prior year, is primarily related to an overall increase in earnings, as well as the divestiture of the Company’s retail-cash-in-transit operation in the U.K.

The net current and noncurrent deferred tax assets and liabilities (by segment) as of December 31, 2015 and 2014 were as follows:

	North America		Europe
	2015	2014	2015	2014
	(In thousands)
Current deferred tax asset	$16,216	$19,720	$228	$4,727
Valuation allowance	(91)	(144)	(9)	—
Net current deferred tax asset	16,125	19,576	219	4,727
Noncurrent deferred tax asset	33,459	30,709	29,380	36,649
Valuation allowance	(2,820)	(2,591)	(9,401)	(10,989)
Noncurrent deferred tax liability	(50,342)	(42,002)	(10,199)	(17,206)
Net noncurrent deferred tax (liability) asset	(19,703)	(13,884)	9,780	8,454
Net deferred tax (liability) asset	$(3,578)	$5,692	$9,999	$13,181

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
	(In thousands)
Current deferred tax assets:
Reserve for receivables	$411	$267
Accrued liabilities and inventory reserves	6,019	6,746
Net operating loss carryforward	—	4,566
Unrealized losses on interest rate swap contracts	8,971	11,365
Other	1,043	1,503
Subtotal	16,444	24,447
Valuation allowance	(100)	(144)
Current deferred tax assets	16,344	24,303
Noncurrent deferred tax assets:
Net operating loss carryforward	17,282	15,326
Unrealized loss on interest rate swap contracts	8,411	10,078
Stock-based compensation	10,755	8,057
Asset retirement obligations	3,042	2,757
Tangible and intangible assets	17,322	26,107
Deferred revenue	434	497
Other	5,593	4,536
Subtotal	62,839	67,358
Valuation allowance	(12,221)	(13,580)
Noncurrent deferred tax assets	50,618	53,778
Noncurrent deferred tax liabilities:
Tangible and intangible assets	(60,418)	(59,035)
Asset retirement obligations	(123)	(173)
Noncurrent deferred tax liabilities	(60,541)	(59,208)

Net deferred tax asset	$6,421	$18,873

We assess our deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at December 31, 2015, and the weight of all available evidence, we concluded that maintaining the deferred tax asset valuation allowance for certain of our entities was appropriate, as we currently believe that it is more likely than not that these tax assets will not be realized. However, with increased recent profitability and increasing visibility into projected profitability in the U.K., we believe it is possible that the valuation allowance associated with certain U.K. entities could be reduced or removed in future periods.

The deferred tax benefits associated with the Company’s net unrealized losses on derivative instruments have been reflected within the Accumulated other comprehensive loss, net, line item in the accompanying Consolidated Balance Sheets.

As of December 31, 2015, the Company had $8.3 million in U.S. federal net operating loss carryforwards that will begin expiring in 2021, $57.1 million in net operating loss carryforwards in the U.K. not subject to expiration, and $11.5 million in net operating loss carryforwards in Mexico that will begin expiring in 2016. The deferred tax benefits associated with such carryforwards in Mexico, to the extent they are not offset by deferred tax liabilities, have been fully reserved for through a valuation allowance.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is not subject to income tax examination by tax authorities for years before 2011.

The Company currently believes that the unremitted earnings of its foreign subsidiaries of approximately $15.3 million will be indefinitely reinvested in the corresponding country of origin, and therefore, has not recognized deferred tax liabilities of $2.7 million as of December 31, 2015.

(19) Concentration Risk

Significant Supplier. For the years ended December 31, 2015 and 2014, the Company’s U.S., U.K., and Canada operations purchased equipment from one supplier that accounted for 45.0% and 61.6%, respectively, of the Company’s total ATM purchases for those years.

Significant Vendors. The Company obtains the cash to fill a substantial portion of its domestic Company-owned ATMs, and, in some cases, merchant-owned and managed services ATMs, from Bank of America, N.A. (“Bank of America”), Elan Financial Services (“Elan”) (a division of U.S. Bancorp), and Wells Fargo, N.A. (“Wells Fargo”). For the quarter ended December 31, 2015, the Company had an average of $2.1 billion in cash in its domestic ATMs, of which 38.3% was provided by Elan, 28.6% was provided by Wells Fargo, and 19.1% was provided by Bank of America. The Company’s existing vault cash rental agreements expire at various times through June 2020. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond the Company’s control, including certain bankruptcy events of the Company or its subsidiaries, or a breach of the terms of the Company’s cash provider agreements. Other key terms of the agreements include the requirement that the cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period. Additionally, the Company’s contract with one of its vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 60 days prior written notice. However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.

In addition to the above, the Company had concentration risks in significant vendors for the provision of on-site maintenance services and armored courier services in the U.S. for the years ended December 31, 2015 and 2014.

Significant Customers. For the years ended December 31, 2015 and 2014, the Company derived 37% and 31.4%, respectively, of its revenues from ATMs placed at the locations of its five largest merchants. The Company’s top five merchants (based on its pro forma total revenues) were 7-Eleven, Inc. (“7-Eleven”), CVS Caremark Corporation (“CVS”), Co-op Food,  Walgreens Boots Alliance, Inc.  (“Walgreens”), and Speedway LLC (“Speedway”) for the year ended December 31, 2015 and were 7-Eleven, CVS, Walgreens, Speedway, and The Pantry, Inc. (“Pantry”) for the year ended December 31, 2014. Pantry continues to be a significant customer but was supplanted in the top five by Co-op Food. Pro forma total revenues are the Company’s actual total revenues for 2015 and the pro forma effect of the acquisitions completed in each period. 7-Eleven in the U.S., which represents the single largest merchant customer in the Company’s portfolio, comprised approximately 18% and 17.5% of the Company’s pro forma total revenues for the years ended December 31, 2015 and 2014, respectively. The next four largest merchant customers together comprised approximately 19% of our pro forma total revenues. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with these merchants.

In July 2015, the Company received notification from 7-Eleven that they do not intend on renewing the ATM placement agreement with the Company upon expiration. The existing agreement between the Company and 7-Eleven remains in effect until mid-2017, and calls for a transition period that, at 7-Eleven’s request, could extend the Company’s contract in part for up to six months.

(20) Segment Information

As of December 31, 2015, the Company's operations consisted of its North America and Europe segments. The Company's operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The Company’s operations in the U.K., Germany, and Poland are included in its Europe segment.

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

Management uses Adjusted EBITDA and Adjusted EBITA along with U.S. GAAP-based measures, to assess the operating results and effectiveness of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate operating performance and compare its results of operations from period to period without regard to financing method or capital structure. Additionally, Adjusted EBITDA and Adjusted EBITA do not reflect acquisition and divestiture-related costs and the Company's obligations for the payment of income taxes, gain or loss on disposal of assets, interest expense, certain other non-operating and nonrecurring items or other obligations such as capital expenditures. Additionally, Adjusted EBITDA excludes depreciation and accretion expense.

Adjusted EBITDA and Adjusted EBITA, as defined by the Company, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. In evaluating the Company's performance as measured by Adjusted EBITDA and Adjusted EBITA, management recognizes and considers the limitations of these measurements. Accordingly, Adjusted EBITDA and Adjusted EBITA are only two of the measurements that management utilizes. Therefore, Adjusted EBITDA and Adjusted EBITA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, financing activities, or other income or cash flow statement data prepared in accordance with U.S. GAAP.

Below is a reconciliation of Adjusted EBITDA and Adjusted EBITA to net income attributable to controlling interests for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(In thousands)
Adjusted EBITA	$211,779	$179,622	$151,985
Add back:
Depreciation and accretion expense (1)	84,608	74,314	66,857
Adjusted EBITDA	$296,387	$253,936	$218,842
Less:
(Gain) loss on disposal of assets	(14,010)	3,224	2,790
Other expense (income)	3,780	(1,616)	(3,150)
Noncontrolling interests (2)	(996)	(1,745)	(2,399)
Stock-based compensation expense (1)	19,421	16,432	12,290
Acquisition and divestiture-related expenses (3)	27,127	18,050	15,400
Other adjustments to cost of ATM operating revenues (4)	—	—	8,670
Other adjustments to selling, general, and administrative expenses (5)	—	—	505
EBITDA	$261,065	$219,591	$184,736
Less:
Interest expense, net, including amortization of deferred financing costs and note discount	30,814	33,812	23,086
Redemption costs for early extinguishment of debt	—	9,075	—
Income tax expense	39,342	28,174	42,018
Depreciation and accretion expense	85,030	75,622	68,480
Amortization of intangible assets	38,799	35,768	27,336
Net income attributable to controlling interests and available to common stockholders	$67,080	$37,140	$23,816

(1)

Amounts exclude a portion of the expense incurred by Cardtronics Mexico to account for the amounts allocable to the noncontrolling interest stockholders. In December 2015, the Company increased its ownership interest in its Mexico subsidiary.

(2)

Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of its Mexico subsidiary. In December 2015, the Company increased its ownership interest in its Mexico subsidiary from 51.0% to 95.7%.

(3)

Acquisition and divestiture-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including contract termination and facility exit costs, employee-related severance costs, and related to our recent divestitures, excess operating costs associated with facilities that are in the process of being shut down or transitioned.

(4)	Adjustment to cost of ATM operating revenues for the year ended December 31, 2013 is related to a nonrecurring charge for retroactive property taxes on certain ATM locations in the U.K.
(5)	Adjustment to selling, general, and administrative expenses represents nonrecurring severance related costs associated with management of the Company’s U.K. operation.

The following tables reflect certain financial information for each of the Company's reporting segments for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31, 2015
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$829,549	$370,752	$—	$1,200,301
Intersegment revenues	9,417	215	(9,632)	—
Cost of revenues	535,777	256,792	(9,632)	782,937
Selling, general, and administrative expenses	110,364	30,137	—	140,501
Acquisition and divestiture-related expenses	4,868	22,259	—	27,127
Loss (gain) on disposal of assets	2,089	(16,099)	—	(14,010)

Adjusted EBITDA	212,338	84,442	(393)	296,387

Depreciation and accretion expense	51,119	33,911	—	85,030
Adjusted EBITA	161,641	50,531	(393)	211,779

Amortization of intangible assets	29,934	8,865	—	38,799
Interest expense, net, including amortization of deferred financing costs and note discount	28,429	2,385	—	30,814
Income tax expense	32,222	7,120	—	39,342

Capital expenditures (1)	$90,499	$51,850	$—	$142,349

	Year Ended December 31, 2014
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$767,836	$286,985	$—	$1,054,821
Intersegment revenues	6,109	281	(6,390)	—
Cost of revenues	506,278	204,160	(6,390)	704,048
Selling, general, and administrative expenses	93,854	19,616	—	113,470
Acquisition and divestiture-related expenses	3,336	14,714	—	18,050
Loss on disposal of assets	2,138	1,086	—	3,224

Adjusted EBITDA	190,487	63,449	—	253,936

Depreciation and accretion expense	48,115	27,507	—	75,622
Adjusted EBITA	143,680	35,942	—	179,622

Amortization of intangible assets	25,958	9,810	—	35,768
Interest expense, net, including amortization of deferred financing costs and note discount	32,330	1,482	—	33,812
Income tax expense	26,109	2,065	—	28,174

Capital expenditures (1)	$64,400	$45,509	$—	$109,909

	Year Ended December 31, 2013
	North America	Europe	Eliminations/ Adjustments	Total
	(In thousands)
Revenue from external customers	$701,358	$175,128	$—	$876,486
Intersegment revenues	5,922	327	(6,249)	—
Cost of revenues	462,474	139,062	(6,249)	595,287
Selling, general, and administrative expenses	72,614	11,978	—	84,592
Acquisition and divestiture-related expenses	8,155	7,245	—	15,400
Loss (gain) on disposal of assets	2,913	(123)	—	2,790

Adjusted EBITDA	185,313	33,529	—	218,842

Depreciation and accretion expense	46,059	22,425	(4)	68,480
Adjusted EBITA	140,877	11,104	4	151,985

Amortization expense	22,981	4,355	—	27,336
Interest expense, net, including amortization of deferred financing costs and note discount	21,831	1,255	—	23,086
Income tax expense (benefit)	42,303	(285)	—	42,018

Capital expenditures (1)	$55,669	$21,484	$—	$77,153

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the North America segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
North America	$1,122,176	$1,028,047	$855,896
Europe	377,526	398,602	336,191
Eliminations	(172,699)	(170,859)	(135,884)
Total	$1,327,003	$1,255,790	$1,056,203

(21) Supplemental Guarantor Financial Information

The 2022 Notes are fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned domestic subsidiaries. The guarantees of the 2022 Notes by any Guarantor are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the Guarantor, (ii) the disposition of sufficient capital stock of the Guarantor so that it no longer qualifies under the Indenture as a restricted subsidiary of the Company, (iii) the designation of the Guarantor as unrestricted in accordance with the Indenture, (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the Indenture; (v) the liquidation or dissolution of the Guarantor, or (vi) provided the Guarantor is not wholly-owned by the Company, its ceasing to guarantee other debt of the Company or another Guarantor. A Guarantor may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than the Company or another Guarantor), unless no default under the Indenture exists and either the successor to the Guarantor assumes its guarantee of the 2022 Notes or the disposition, consolidation, or merger complies with the “Asset Sales” covenant in the Indenture.

The following information sets forth the Condensed Consolidating Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013 and the

Condensed Consolidating Balance Sheets as of December 31, 2015 and 2014 of: (i) Cardtronics, Inc., the parent company and issuer of the 2022 Notes (“Parent”), (ii) the Guarantors, and (iii) the Non-Guarantors:

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$783,219	$429,592	$(12,510)	$1,200,301
Operating costs and expenses	4,945	675,054	392,492	(12,107)	1,060,384
Operating (loss) income	(4,945)	108,165	37,100	(403)	139,917
Interest expense, net, including amortization of deferred financing costs and note discount	22,633	5,589	2,592	—	30,814
Equity in (earnings) losses of subsidiaries	(83,112)	20,510	—	62,602	—
Other (income) expense, net	(177)	(4,064)	8,007	14	3,780
Income (loss) before income taxes	55,711	86,130	26,501	(63,019)	105,323
Income tax (benefit) expense	(10,687)	42,888	7,141	—	39,342
Net income (loss)	66,398	43,242	19,360	(63,019)	65,981
Net loss attributable to noncontrolling interests	—	—	—	(1,099)	(1,099)
Net income (loss) attributable to controlling interests and available to common stockholders	66,398	43,242	19,360	(61,920)	67,080
Other comprehensive (loss) income attributable to controlling interests	(10,404)	14,672	(9,387)	(661)	(5,780)
Comprehensive income (loss) attributable to controlling interests	$55,994	$57,914	$9,973	$(62,581)	$61,300

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$731,618	$334,360	$(11,157)	$1,054,821
Operating costs and expenses	16,606	619,644	325,164	(11,232)	950,182
Operating (loss) income	(16,606)	111,974	9,196	75	104,639
Interest expense, net, including amortization of deferred financing costs and note discount	21,749	10,352	1,711	—	33,812
Redemption costs for early extinguishment of debt	9,075	—	—	—	9,075
Equity in (earnings) losses of subsidiaries	(61,342)	(553)	—	61,895	—
Other (income) expense, net	(3,807)	(6,060)	8,638	(387)	(1,616)
Income (loss) before income taxes	17,719	108,235	(1,153)	(61,433)	63,368
Income tax (benefit) expense	(17,013)	42,033	3,154	—	28,174
Net income (loss)	34,732	66,202	(4,307)	(61,433)	35,194
Net loss attributable to noncontrolling interests	—	—	—	(1,946)	(1,946)
Net income (loss) attributable to controlling interests and available to common stockholders	34,732	66,202	(4,307)	(59,487)	37,140
Other comprehensive (loss) income attributable to controlling interests	(4,582)	9,933	(15,404)	41	(10,012)
Comprehensive income (loss) attributable to controlling interests	$30,150	$76,135	$(19,711)	$(59,446)	$27,128

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$665,709	$219,559	$(8,782)	$876,486
Operating costs and expenses	12,583	554,235	235,429	(8,362)	793,885
Operating (loss) income	(12,583)	111,474	(15,870)	(420)	82,601
Interest expense, net, including amortization of deferred financing costs and note discount	10,357	11,137	1,592	—	23,086
Equity in (earnings) losses of subsidiaries	(87,874)	6,499	—	81,375	—
Other expense (income), net	5,453	(3,519)	(5,084)	—	(3,150)
Income (loss) before income taxes	59,481	97,357	(12,378)	(81,795)	62,665
Income tax expense	38,414	3,603	1	—	42,018
Net income (loss)	21,067	93,754	(12,379)	(81,795)	20,647
Net loss attributable to noncontrolling interests	—	—	—	(3,169)	(3,169)
Net income (loss) attributable to controlling interests and available to common stockholders	21,067	93,754	(12,379)	(78,626)	23,816
Other comprehensive (loss) income attributable to controlling interests	(11,151)	39,646	3,636	(35)	32,096
Comprehensive income (loss) attributable to controlling interests	$9,916	$133,400	$(8,743)	$(78,661)	$55,912

Condensed Consolidating Balance Sheets

	As of December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$782	$6,201	$19,314	$—	$26,297
Accounts and notes receivable, net	—	41,809	30,200	—	72,009
Current portion of deferred tax asset, net	—	16,169	131	—	16,300
Other current assets	1,878	47,398	49,642	—	98,918
Total current assets	2,660	111,577	99,287	—	213,524
Property and equipment, net	—	231,969	143,912	(393)	375,488
Intangible assets, net	8,463	106,864	42,521	—	157,848
Goodwill	—	449,658	99,278	—	548,936
Investments in and advances to subsidiaries	628,652	284,153	—	(912,805)	—
Intercompany receivable	407,697	197,276	6,217	(611,190)	—
Deferred tax asset, net	—	—	11,950	—	11,950
Prepaid expenses, deferred costs, and other noncurrent assets	200	6,863	12,194	—	19,257
Total assets	$1,047,672	$1,388,360	$415,359	$(1,524,388)	$1,327,003
Liabilities and Stockholders' Equity
Current portion of other long-term liabilities	—	30,552	2,180	—	32,732
Accounts payable and accrued liabilities	12,109	198,996	33,803	—	244,908
Total current liabilities	12,109	229,548	35,983	—	277,640
Long-term debt	555,564	—	19,835	—	575,399
Intercompany payable	110,006	236,283	264,901	(611,190)	—
Asset retirement obligations	—	25,360	26,325	—	51,685
Deferred tax liability, net	—	19,884	1,945	—	21,829
Other long-term liabilities	200	28,751	1,706	—	30,657
Total liabilities	677,879	539,826	350,695	(611,190)	957,210
Stockholders' equity	369,793	848,534	64,664	(913,198)	369,793
Total liabilities and stockholders' equity	$1,047,672	$1,388,360	$415,359	$(1,524,388)	$1,327,003

	As of December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$—	$9,391	$22,484	$—	$31,875
Accounts and notes receivable, net	—	43,588	36,733	—	80,321
Current portion of deferred tax asset, net	16,522	2,973	4,808	—	24,303
Other current assets	5,299	23,260	32,347	—	60,906
Total current assets	21,821	79,212	96,372	—	197,405
Property and equipment, net	—	201,864	133,931	—	335,795
Intangible assets, net	10,207	109,170	58,163	—	177,540
Goodwill	835	395,878	115,250	—	511,963
Investments in and advances to subsidiaries	538,890	297,095	—	(835,985)	—
Intercompany receivable	354,266	101,737	466	(456,469)	—
Deferred tax asset, net	—	—	10,487	—	10,487
Prepaid expenses, deferred costs, and other noncurrent assets	—	4,860	17,740	—	22,600
Total assets	$926,019	$1,189,816	$432,409	$(1,292,454)	$1,255,790
Liabilities and Stockholders' Equity
Current portion of long-term debt	$—	$—	$35	$—	$35
Current portion of other long-term liabilities	—	33,154	1,783	—	34,937
Accounts payable and accrued liabilities	13,773	104,870	97,307	—	215,950
Total current liabilities	13,773	138,024	99,125	—	250,922
Long-term debt	612,662	—	—	—	612,662
Intercompany payable	—	375,372	133,508	(508,880)	—
Asset retirement obligations	—	27,456	24,583	—	52,039
Deferred tax liability, net	13,049	185	2,682	—	15,916
Other long-term liabilities	—	37,716	—	—	37,716
Total liabilities	639,484	578,753	259,898	(508,880)	969,255
Stockholders' equity	286,535	611,063	172,511	(783,574)	286,535
Total liabilities and stockholders' equity	$926,019	$1,189,816	$432,409	$(1,292,454)	$1,255,790

Condensed Consolidated Statement of Cash Flows

	Year Ended December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(12,180)	$163,004	$105,359	$370	$256,553
Additions to property and equipment	—	(81,051)	(56,841)	(370)	(138,262)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(3,890)	(197)	—	(4,087)
Funding of intercompany notes payable, net	—	(750)	750	—	—
Acquisitions, net of cash acquired	—	(80,503)	(23,371)	—	(103,874)
Proceeds from sale of assets and businesses	—	—	36,661	—	36,661
Net cash (used in) investing activities	—	(166,194)	(42,998)	(370)	(209,562)
Proceeds from borrowings under revolving credit facility	379,400	—	73,270	—	452,670
Repayments of borrowings under revolving credit facility	(446,085)	—	(53,466)	—	(499,551)
Repayments of intercompany notes payable	81,286	—	(81,286)	—	—
Proceeds from exercises of stock options	1,107	—	—	—	1,107
Excess tax benefit from stock-based compensation expense	1,985	—	—	—	1,985
Repurchase of capital stock	(4,731)	—	—	—	(4,731)
Net cash provided by (used in) financing activities	12,962	—	(61,482)	—	(48,520)
Effect of exchange rate changes on cash	—	—	(4,049)	—	(4,049)
Net increase (decrease) in cash and cash equivalents	782	(3,190)	(3,170)	—	(5,578)
Cash and cash equivalents as of beginning of period	—	9,391	22,484	—	31,875
Cash and cash equivalents as of end of period	$782	$6,201	$19,314	$—	$26,297

	Year Ended December 31, 2014
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$1,463	$123,255	$63,855	$(20)	$188,553
Additions to property and equipment	—	(57,434)	(50,566)	—	(108,000)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	—	(1,909)	—	(1,909)
Intercompany fixed asset mark-up	—	—	(20)	20	—
Investment in subsidiary	(51,110)	(51,110)	—	102,220	—
Funding of intercompany notes payable, net	(51,803)	—	—	51,803	—
Acquisitions, net of cash acquired	—	(165,433)	(61,539)	—	(226,972)
Net cash used in investing activities	(102,913)	(273,977)	(114,034)	154,043	(336,881)
Proceeds from borrowings of long-term debt	250,000	—	—	—	250,000
Repayment of long-term debt	(200,000)	—	—	—	(200,000)
Proceeds of borrowings under revolving credit facility	127,657	—	—	—	127,657
Repayments of borrowings under credit facility	(60,266)	(4)	(1,269)	—	(61,539)
Funding of intercompany notes payable, net	—	35,829	15,974	(51,803)	—
Debt issuance, modification, and redemption costs	(14,746)	—	—	—	(14,746)
Payment of contingent consideration	—	(201)	(316)	—	(517)
Proceeds from exercises of stock options	810	—	—	—	810
Excess tax benefit from stock-based compensation expense	4,739	—	—	—	4,739
Repurchase of capital stock	(7,156)	—	—	—	(7,156)
Issuance of capital stock	—	51,110	51,110	(102,220)	—
Net cash provided by financing activities	101,038	86,734	65,499	(154,023)	99,248
Effect of exchange rate changes on cash	—	—	(5,984)	—	(5,984)
Net (decrease) increase in cash and cash equivalents	(412)	(63,988)	9,336	—	(55,064)
Cash and cash equivalents as of beginning of period	412	73,379	13,148	—	86,939
Cash and cash equivalents as of end of period	$—	$9,391	$22,484	$—	$31,875

	Year Ended December 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(39,202)	$193,206	$29,602	$(49)	$183,557
Additions to property and equipment	—	(50,414)	(21,148)	—	(71,562)
Payments for exclusive license agreements, site acquisition costs, and other intangible assets	—	(2,609)	(2,982)	—	(5,591)
Intercompany fixed asset mark-up	—	—	(49)	49	—
Investment in subsidiary	(80,680)	(131,668)	—	212,348	—
Funding of intercompany notes payable, net	(36,963)	32,166	—	4,797	—
Acquisitions, net of cash acquired	—	(19,997)	(169,590)	—	(189,587)
Net cash used in investing activities	(117,643)	(172,522)	(193,769)	217,194	(266,740)
Proceeds from borrowings of long-term debt	287,500	—	—	—	287,500
Proceeds from borrowings under revolving credit facility	311,277	—	—	—	311,277
Repayments of borrowings under revolving credit facility	(396,153)	(11)	(1,503)	—	(397,667)
Proceeds from issuance of warrants	40,509	—	—	—	40,509
Purchase of convertible note hedges	(72,565)	—	—	—	(72,565)
Funding of intercompany notes payable, net	—	(38,171)	42,968	(4,797)	—
Debt issuance and modification costs	(7,540)	—	—	—	(7,540)
Payment of contingent consideration	—	(750)	—	—	(750)
Proceeds from exercises of stock options	2,626	—	—	—	2,626
Excess tax benefit from stock-based compensation expense	24,007	—	—	—	24,007
Repurchase of capital stock	(32,409)	—	—	—	(32,409)
Issuance of capital stock	—	80,953	131,395	(212,348)	—
Net cash provided by financing activities	157,252	42,021	172,860	(217,145)	154,988
Effect of exchange rate changes on cash	—	—	1,273	—	1,273
Net increase in cash and cash equivalents	407	62,705	9,966	—	73,078
Cash and cash equivalents as of beginning of period	5	10,674	3,182	—	13,861
Cash and cash equivalents as of end of period	$412	$73,379	$13,148	$—	$86,939

(22) Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below for the years ended December 31, 2015 and 2014.

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, excluding per share amounts)
2015
Total Revenues	$281,901	$303,746	$311,350	$303,304	$1,200,301
Gross profit (1)	94,101	103,204	112,316	107,743	417,364
Net income	14,774	14,740	21,644	14,823	65,981
Net income attributable to controlling interests and available to common stockholders	15,233	14,997	22,009	14,841	67,080
Basic net income per common share	$0.34	$0.33	$0.49	$0.33	$1.50
Diluted net income per common share	$0.34	$0.33	$0.48	$0.33	$1.48

2014
Total revenues	$245,072	$260,029	$265,847	$283,873	$1,054,821
Gross profit (2)	78,503	88,895	89,669	93,706	350,773
Net income	9,499	13,406	7,593	4,696	35,194
Net income attributable to controlling interests and available to common stockholders	9,565	13,989	8,064	5,522	37,140
Basic net income per common share	$0.22	$0.31	$0.18	$0.12	$0.83
Diluted net income per common share	$0.21	$0.31	$0.18	$0.12	$0.82

(1)

Excludes $24.9 million, $25.7 million, $27.2 million, and $25.7 million of depreciation, accretion, and amortization of intangible assets for the quarters ended March 31, June 30, September 30, and December 31, respectively.

(2)

Excludes $23.8 million, $24.7 million, $23.9 million, and $27.1 million of depreciation, accretion, and amortization of intangible assets for the quarters ended March 31, June 30, September 30, and December 31, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (this “2015 Form 10-K”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:  (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 includes our consolidated subsidiaries, except for the acquisition of CDS during 2015.  CDS’s internal control over financial reporting was associated with approximately 10% of total assets (of which 6% represents goodwill and intangibles included within the scope of the assessment) and total revenues of 1% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2015.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this 2015 Form 10-K, as stated in their attestation report which is included on page 73.

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

Pursuant to General Instruction G of Form 10-K, we incorporate by reference the remaining information required by this Item 10 from the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

3. Index to Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this 2015 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 22, 2016.

CARDTRONICS, INC.

/s/ Steven A. Rathgaber
Steven A. Rathgaber
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 22, 2016.

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
3.1

Fourth Amended and Restated Certificate of Incorporation of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on May 23, 2014, File No. 001-33864).

3.2

Fourth Amended and Restated Bylaws of Cardtronics, Inc. (incorporated herein by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Cardtronics, Inc. on May 23, 2014, File No. 001-33864).

4.1

Form of 5.125% Senior Note due 2022 (incorporated herein by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Current Report on Form 8-K filed by Cardtronics, Inc. on July 30, 2014, File No. 001-33864).

4.2

Indenture, dated as of July 28, 2014, by and among Cardtronics, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on July 30, 2014, File No. 001-33864).

4.3

Indenture, dated as of November 25, 2014, by and among Cardtronics, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Cardtronics, Inc. on November 26, 2013, File No. 001-33864).

4.4

Form of 1.00 % Convertible Senior Notes due 2020 (incorporated herein by reference to Exhibit A of Exhibit 4.1 the Current Report on Form 8-K filed by Cardtronics, Inc. on November 26, 2013, File No. 001-33864).

10.1

Purchase Agreement, dated July 21, 2014, by and among WSILC, L.L.C., RTW ATM, LLC, C.O.D., LLC and WG ATM, LLC and their Members and Cardtronics USA, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on October 29, 2014, File No. 001-33864).

10.2

Amended and Restated Credit Agreement, dated April 24, 2014, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, Bank of America, N.A., as Syndication Agent and Wells Fargo Bank, N.A. as Documentation Agent (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on July 30, 2015, File No. 001-33864).

10.3

First Amendment to Amended and Restated Credit Agreement, dated July 11, 2014, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on October 29, 2014, File No. 001-33864).

10.4

Second Amendment to Amended and Restated Credit Agreement and Amendment to Security Agreement, dated May 26, 2015, by and between Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto, Cardtronics Europe Limited as the European Borrower and JPMorgan Chase Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on July 30, 2015, File No. 001-33864).

10.5

Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007, Registration No. 333-113470).

10.6

Purchase and Sale Agreement, dated as of June 1, 2007, by and between Cardtronics, LP and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on July 26, 2007, File No. 333-113470).

10.7

ATM Cash Services Agreement between Bank of America and Cardtronics, LP, dated effective as of August 2, 2004 (incorporated herein by reference to Exhibit 10.1 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, File No. 333-131199).

10.8

Amendment No. 1 to ATM Cash Services Agreement, dated August 2, 2004 (incorporated herein by reference to Exhibit 10.25 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, File No. 333-131199).

Exhibit Number	Description
10.9

Amendment No. 2 to ATM Cash Services Agreement, dated February 9, 2006 (incorporated herein by reference to Exhibit 10.26 of the Amendment No. 2 to Registration Statement on Form S-4/A filed by Cardtronics, Inc. on August 25, 2006, File No. 333-131199).

10.10

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

10.14

Vault Cash Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and Wells Fargo, N.A. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007, File No. 113470).

10.15

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

10.17

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

10.19

Fifth Amendment to Contract Cash Solutions Agreement, dated March 10, 2011, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.18 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, File No. 001-33864).

10.20

Sixth Amendment to Contract Cash Solutions Agreement, dated March 1, 2012, by and between Cardtronics USA, Inc., Cardtronics, Inc., and Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.20 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, File No. 001-33864).

10.21

Base Bond Hedge Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.22

Base Bond Hedge Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

Exhibit Number	Description
10.23

Base Bond Hedge Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.24

Base Warrant Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.25

Base Warrant Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.26

Base Warrant Confirmation dated as of November 19, 2013, by and between Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.27

Additional Bond Hedge Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.28

Additional Bond Hedge Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.29

Additional Bond Hedge Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.9 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.30

Additional Warrant Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.10 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.31

Additional Warrant Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.11 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.32

Additional Warrant Confirmation dated as of November 21, 2013, by and between Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.12 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 22, 2013, File No. 001-33864).

10.33†

Form of Director Indemnification Agreement entered into by and between Cardtronics, Inc. and each of its directors, dated as of February 10, 2005 (incorporated herein by reference to Exhibit 10.24 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, File No. 333-131199).

10.34†

2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, File No. 333-131199).

10.35†

Amendment No. 1 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of January 30, 2004 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, File No. 333-131199).

10.36†

Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, File No. 333-131199).

10.37†

Amendment No. 3 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of May 9, 2006 (incorporated herein by reference to Exhibit 10.38 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, File No. 333-145929).

Exhibit Number	Description
10.38†

Amendment No. 4 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of August 22, 2007 (incorporated herein by reference to Exhibit 10.39 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, File No. 333-145929).

10.39†

Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, File No. 333-145929).

10.40†

Cardtronics, Inc. Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Appendix B of Cardtronics, Inc.’s Definitive Proxy Statement, filed by Cardtronics, Inc. on April 30, 2010, File No. 001-33864).

10.41†

Second Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Appendix C of Cardtronics, Inc.’s Definitive Proxy Statement, filed by Cardtronics, Inc. on April 10, 2014, File No. 001-33864).

10.42†

Cardtronics, Inc. Annual Executive Cash Incentive Plan (incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by Cardtronics, Inc. on April 2, 2014, File No. 001-33864).

10.43†

Cardtronics, Inc. Annual Executive Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Cardtronics, Inc. on April 30, 2015, File No. 001-33864).

10.44†	Form of Nonstatutory Stock Option Agreement (incorporated herein by reference to Exhibit 10.40 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 13, 2009, File No. 001-33864).
10.45†	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.41 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 13, 2009, File No. 001-33864).
10.46†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 4, 2013, File No. 001-33864).
10.47†	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on January 24, 2011, File No. 001-33864).
10.48†

Cardtronics, Inc. 2011 Long Term Incentive Plan, dated January 31, 2011 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on February 1, 2011, File No. 001-33864).

10.49†

Cardtronics, Inc. 2012 Long Term Incentive Plan, dated January 31, 2012 (incorporated herein by reference to Exhibit 10.34 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, File No. 001-33864).

10.50†

Cardtronics, Inc. 2013 Long Term Incentive Plan, dated March 29, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 4, 2013, File No. 001-33864).

10.51†

Cardtronics, Inc. 2014 Long Term Incentive Plan, dated March 27, 2014 (incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 2, 2014, File No. 001-33864).

10.52†	Cardtronics, Inc. 2015 Long Term Incentive Plan, dated March 24, 2015 (incorporated herein by reference to Exhibit 10.3 on Form 10-Q, filed by Cardtronics, Inc. on April 30, 2015, File No. 001-33864)
10.53†	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on June 25, 2008, File No. 001-33864).
10.54†	Form of Employment Agreement (Form A) (incorporated herein by reference to Exhibit 10.36 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 21, 2013, File No. 001-33864).
10.55†

Employment Agreement by and between Cardtronics USA, Inc., Cardtronics, Inc. and Steven A. Rathgaber, dated effective as of February 1, 2010 (incorporated herein by reference to Exhibit 10.48 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 4, 2010, File No. 001-33864).

Exhibit Number	Description
10.56†

Employment Agreement by and between Cardtronics USA, Inc. and P. Michael McCarthy, dated effective as of May 13, 2013 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on July 31, 2013, File No. 001-33864).

10.57†

Employment Agreement by and between Cardtronics USA, Inc. and David Dove, dated effective as of September 1, 2013 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 4, 2013, File No. 001-33864).

10.58†

Service Agreement by and between Bank Machine Limited and Jonathan Simpson-Dent, dated effective as of August 7, 2013 (incorporated herein by reference to Exhibit 10.56 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 24, 2015, File No. 001-33864).

10.59*†	Employment Agreement by and between Cardtronics USA, Inc. and Edward H. West, dated effective as of January 11, 2016.
10.60†

Restricted Stock Unit Agreement by and between Cardtronics, Inc. and David Dove, dated effective September 3, 2013 (incorporated herein by reference to Exhibit 10.57 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 18, 2014, File No. 001-33864)

10.61*†	Summary of Non-Employee Director Compensation.
10.62†

Cardtronics, Inc. 2014 Annual Bonus Pool Allocation Plan (incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 2, 2014, File No. 001-33864).

10.63†

Cardtronics, Inc. 2015 Annual Bonus Pool Allocation Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 30, 2015, File No. 001-33864).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Cardtronics, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

**Furnished herewith.

† Management contract or compensatory plan or arrangement.