Form 10-K/A
CARDTRONICS INC
filed 2016-03-01
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares outstanding as of February 15, 2016:  45,186,277 shares of Common Stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 of Cardtronics, Inc. (the “Original Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2016, is to file Exhibit 21.1 (subsidiaries of the registrant), which was inadvertently omitted from the Original Form 10-K.  No other changes have been made to the Original Form 10-K.

This Amendment speaks as of the filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K and does not modify or update in any way disclosures made in the Original Form 10-K, except to file the exhibit above referenced.  As required by the rules of the SEC, Exhibits 31.1 and 31.2 are also being filed with this Amendment.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 1, 2016.

CARDTRONICS, INC.

/s/ Steven A. Rathgaber
Steven A. Rathgaber
Chief Executive Officer and Director
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
21.1*	Subsidiaries of Cardtronics, Inc.
31.1*	Certification of the Chief Executive Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.