Form 10-Q
period 2016-03-31
CARDTRONICS INC
filed 2016-04-28
CIK 1277856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer'' and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, par value: $0.0001 per share. Shares outstanding on April 25, 2016: 45,220,304

CARDTRONICS, INC.

When we refer to “us,” “we,” “our,” or “ours,” we are describing Cardtronics, Inc. and/or our subsidiaries, depending on the context in which the statements are made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,049	$26,297
Accounts and notes receivable, net of allowance of $2,401 and $2,079 as of March 31, 2016 and December 31, 2015, respectively	73,924	72,009
Inventory, net	9,652	10,675
Restricted cash	28,591	31,565
Current portion of deferred tax asset, net	—	16,300
Prepaid expenses, deferred costs, and other current assets	57,740	56,678
Total current assets	194,956	213,524
Property and equipment, net of accumulated depreciation of $376,050 and $360,722 as of March 31, 2016 and December 31, 2015, respectively	369,032	375,488
Intangible assets, net	140,508	150,780
Goodwill	546,392	548,936
Deferred tax asset, net	13,299	11,950
Prepaid expenses, deferred costs, and other noncurrent assets	22,989	19,257
Total assets	$1,287,176	$1,319,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$32,194	$32,732
Accounts payable	27,117	25,850
Accrued liabilities	217,096	219,058
Total current liabilities	276,407	277,640
Long-term liabilities:
Long-term debt	540,314	568,331
Asset retirement obligations	52,009	51,685
Deferred tax liability, net	3,693	21,829
Other long-term liabilities	46,519	30,657
Total liabilities	918,942	950,142

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 52,524,969 and 52,129,395 shares issued as of March 31, 2016 and December 31, 2015, respectively; 45,220,304 and 44,953,620 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	377,564	374,564
Accumulated other comprehensive loss, net	(104,083)	(88,126)
Retained earnings	201,281	185,897
Treasury stock: 7,304,665 and 7,175,775 shares at cost as of March 31, 2016 and December 31, 2015, respectively	(106,529)	(102,566)
Total parent stockholders’ equity	368,238	369,774
Noncontrolling interests	(4)	19
Total stockholders’ equity	368,234	369,793
Total liabilities and stockholders’ equity	$1,287,176	$1,319,935

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
ATM operating revenues	$292,088	$260,023
ATM product sales and other revenues	11,159	21,878
Total revenues	303,247	281,901
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1)	185,940	168,508
Cost of ATM product sales and other revenues	9,933	19,292
Total cost of revenues	195,873	187,800
Gross profit	107,374	94,101
Operating expenses:
Selling, general, and administrative expenses	37,399	30,880
Redomicile-related expense	6,036	—
Acquisition and divestiture-related expenses	1,584	2,358
Depreciation and accretion expense	22,677	20,112
Amortization of intangible assets	9,263	9,497
Loss (gain) on disposal of assets	382	(533)
Total operating expenses	77,341	62,314
Income from operations	30,033	31,787
Other expense:
Interest expense, net	4,492	4,710
Amortization of deferred financing costs and note discount	2,782	2,779
Other (income) expense	(555)	1,060
Total other expense	6,719	8,549
Income before income taxes	23,314	23,238
Income tax expense	7,955	8,464
Net income	15,359	14,774
Net loss attributable to noncontrolling interests	(25)	(459)
Net income attributable to controlling interests and available to common stockholders	$15,384	$15,233

Net income per common share – basic	$0.34	$0.34
Net income per common share – diluted	$0.34	$0.34

Weighted average shares outstanding – basic	45,073,654	44,667,248
Weighted average shares outstanding – diluted	45,703,488	45,265,601

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$15,359	$14,774
Unrealized loss on interest rate swap contracts, net of deferred income tax benefit of $5,890 and $3,293 for the three months ended March 31, 2016 and 2015, respectively	(10,686)	(5,154)
Foreign currency translation adjustments, net of income tax benefit of $825 for the three months ended March 31, 2016	(5,271)	(10,916)
Other comprehensive loss	(15,957)	(16,070)
Total comprehensive loss	(598)	(1,296)
Less: comprehensive income (loss) attributable to noncontrolling interests	95	(396)
Comprehensive loss attributable to controlling interests	$(693)	$(900)

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$15,359	$14,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	31,940	29,609
Amortization of deferred financing costs and note discount	2,782	2,779
Stock-based compensation expense	3,168	4,201
Deferred income taxes	3,076	(2,948)
Loss (gain) on disposal of assets	382	(533)
Other reserves and non-cash items	(768)	1,219
Changes in assets and liabilities:
(Increase) decrease in accounts and note receivable, net	(2,014)	9,102
(Increase) decrease in prepaid, deferred costs, and other current assets	(2,103)	2,703
Decrease (increase) in inventory	1,222	(2,477)
Decrease (increase) in other assets	1,820	(1,720)
Decrease in accounts payable	(4,573)	(23,234)
Decrease in accrued liabilities	(3,830)	(2,175)
Decrease in other liabilities	(1,807)	(428)
Net cash provided by operating activities	44,654	30,872

Cash flows from investing activities:
Additions to property and equipment	(16,451)	(31,678)
Acquisitions, net of cash acquired	(2,743)	(15,510)
Proceeds from sale of assets and businesses	7,438	7,376
Net cash used in investing activities	(11,756)	(39,812)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	56,494	113,400
Repayments of borrowings under revolving credit facility	(86,418)	(114,087)
Proceeds from exercises of stock options	133	448
Additional tax (expense) benefit related to stock-based compensation	(400)	416
Repurchase of capital stock	(3,850)	(3,946)
Net cash used in financing activities	(34,041)	(3,769)

Effect of exchange rate changes on cash	(105)	(1,971)
Net decrease in cash and cash equivalents	(1,248)	(14,680)

Cash and cash equivalents as of beginning of period	26,297	31,875
Cash and cash equivalents as of end of period	$25,049	$17,195

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,904	$7,327
Cash paid for income taxes	$1,133	$1,955

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

General

Cardtronics, Inc., along with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of March 31, 2016, the Company provided services to approximately 195,000 devices across its portfolio, which included approximately 173,000 devices located in all 50 states of the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), approximately 16,000 devices throughout the United Kingdom (the “U.K.”), approximately 1,100 devices throughout Germany and Poland, approximately 3,500 devices throughout Canada, and approximately 1,400 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. The total count of approximately 195,000 devices also includes devices for which the Company provides processing only services and various forms of managed services solutions, which may include transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Santander Bank, N.A. (“Santander”), TD Bank, N.A. (“TD Bank”), and PNC Bank, N.A. (“PNC Bank”) in the U.S., The Bank of Nova Scotia (“Scotiabank”) and Santander in Puerto Rico, and Scotiabank, TD Bank, and Canadian Imperial Bank of Commerce (“CIBC”) in Canada. In Mexico, the Company operates Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”) and partners with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on the Company’s ATMs in exchange for certain services provided by them. As of March 31, 2016, approximately 22,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the machines and to provide convenient surcharge-free access for their banking customers.

The Company also owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to customers of approximately 1,300 participating financial institutions that may lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of the Company’s ATMs in the U.S. and a portion of the Company’s ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements. Additionally, through its acquisition of Columbus Data Services, L.L.C. (“CDS”) in 2015,

the Company provides leading-edge ATM processing solutions to ATM sales and service organizations and financial institutions.

Basis of Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (as amended, the “2015 Form 10-K”), which includes a summary of the Company's significant accounting policies and other disclosures.

The financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. The Consolidated Balance Sheet as of December 31, 2015 was derived from the audited balance sheet filed in the 2015 Form 10-K with certain retroactive adjustments. We have adopted the provisions of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”  (“ASU 2015-03”) and ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” (“ASU 2015-15”). These updates require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset and clarify the treatment of debt issuance costs related to a line-of-credit arrangement. As retrospective application is required by these standards updates, December 31, 2015 has been adjusted with no material impact. In addition, we have adopted early ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), applying its provisions prospectively. ASU 2015-17 eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and requires organizations to classify all deferred tax assets and liabilities as noncurrent.

In management's opinion, all normal recurring adjustments necessary for a fair presentation of the Company's interim and prior period results have been made. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (95.7%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, thus this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

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

Restricted Cash

The balance characterized as restricted cash consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. The amounts include deposits held by the Company for transactions processed by its customers, as well as surcharge and interchange fees earned by the Company’s customers on transactions processed. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line item on the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be paid. The Company held $28.6 million and $31.6 million of Restricted cash in the Current assets line items in the accompanying Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively.

Inventory

Inventory consists principally of ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components:

	March 31, 2016	December 31, 2015
	(In thousands)
ATMs	$1,863	$2,568
ATM parts and supplies	8,303	8,400
Total	10,166	10,968
Less: Inventory reserves	(514)	(293)
Inventory, net	$9,652	$10,675

Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$18,123	$15,382
Amortization of intangible assets	9,263	9,497
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$27,386	$24,879

(2) Acquisitions and Divestitures

On July 1, 2015, the Company completed the divestiture of its retail cash-in-transit operation in the U.K. This business was primarily engaged in the collection of cash from retail locations and was originally acquired through the Sunwin Services Group (“Sunwin”) acquisition completed in November 2014. The Company recognized the divestiture proceeds at their estimated fair value of approximately $39 million in 2015. Of this amount, approximately $31 million was collected during the year ended December 31, 2015, and the remainder was collected during the three months ended March 31, 2016. The net pre-tax gain recognized on this transaction of $16.6 million was recognized entirely in 2015. During the three months ended March 31, 2016, there were no further adjustments to the estimated fair value of the consideration or the cumulative net pre-tax gain.

On July 1, 2015, the Company completed the acquisition of CDS for a total purchase price of approximately $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

The total purchase consideration for CDS was allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values estimated at the date of acquisition. The estimated fair values of the intangible assets included the acquired customer relationships valued at $16.5 million, technology valued at $7.8 million, and other intangible assets valued at $1.7 million. Intangible values were estimated utilizing primarily a discounted cash flow approach, with the assistance of an independent appraisal firm. The fair values of the tangible assets acquired included property, plant, and equipment and were valued at $4.6 million and estimated utilizing the market and cost approaches. The purchase price allocation resulted in goodwill of $52.7 million. This goodwill has been assigned to the Company's North America reporting segment and is primarily attributable to expected synergies that will be realized by the North America segment. The Company completed the purchase accounting for CDS in January 2016 recognizing no additional adjustments to the preliminary opening balance sheet. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes.

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

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cost of ATM operating revenues	$117	$334
Selling, general, and administrative expenses	3,051	3,867
Total stock-based compensation expense	$3,168	$4,201

The comparative decrease in stock-based compensation expense was largely due to the timing and amount of grants made during preceding periods and adjustments in the forfeitures in the 2015 period. All grants during the periods above were made under the Company's Second Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”).

Restricted Stock Awards. The number of the Company's outstanding Restricted Stock Awards (“RSAs”) as of March 31, 2016, and changes during the three months ended March 31, 2016, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2016	47,235	$27.36
Vested	(22,750)	$26.30
RSAs outstanding as of March 31, 2016	24,485	$28.35

As of March 31, 2016, the unrecognized compensation expense associated with all outstanding RSAs was $0.4 million, which will be recognized on a straight-line basis over a remaining weighted average vesting period of approximately 1 year.

Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its Long-term Incentive Plan (“LTIP”), which is an annual equity award program under the 2007 Plan. The ultimate number of RSUs to be earned and outstanding are approved by the Compensation Committee of the Company's Board of Directors (the “Committee”) on an annual basis, and are based on the Company's achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. A portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24,  36, and 48 months from January 31 of the grant year, at the rate of 50%,  25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company's non-vested RSUs as of March 31, 2016, and changes during the three months ended March 31, 2016, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2016	891,439	$37.85
Granted	466,528	$37.13
Vested	(382,964)	$34.97
Forfeited	(13,179)	$36.27
Non-vested RSUs as of March 31, 2016	961,824	$38.67

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2016 but not yet earned are not included. The number of Performance-RSUs granted at target in 2016, net of forfeitures, was 189,815 units with a grant date fair value of $35.65 per unit. Time-RSUs are included as granted.

As of March 31, 2016, the unrecognized compensation expense associated with earned RSUs was $18.4 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.3 years.

Options. The number of the Company's outstanding stock options as of March 31, 2016, and changes during the three months ended March 31, 2016, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2016	77,901	$10.11
Exercised	(12,610)	$10.55
Options outstanding as of March 31, 2016	65,291	$10.03

Options vested and exercisable as of March 31, 2016	65,291	$10.03

As of March 31, 2016, the Company had no unrecognized compensation expense associated with outstanding options.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three months ended March 31, 2016 and 2015 included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for these periods, if dilutive. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% convertible senior notes due December 2020 (“Convertible Notes”) were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its Convertible Notes was also excluded, as the effect is anti-dilutive.

Additionally, the shares of restricted stock issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three months ended March 31, 2016 and 2015 among the Company's outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$15,384			$15,233
Less: Undistributed earnings allocated to unvested restricted shares	(12)			(25)
Net income available to common stockholders	$15,372	45,073,654	$0.34	$15,208	44,667,248	$0.34

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$12			$25
Stock options added to the denominator under the treasury stock method		33,691			78,795
RSUs added to the denominator under the treasury stock method		596,143			519,558
Less: Undistributed earnings reallocated to restricted shares	(12)			(25)
Net income available to common stockholders and assumed conversions	$15,372	45,703,488	$0.34	$15,208	45,265,601	$0.34

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock issued by the Company under RSAs of 17,476 and 32,185 shares for the three months ended March 31, 2016 and 2015, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders' equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net for the three months ended March 31, 2016:

	Foreign currency translation adjustments		Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2016	$(45,886)	(1)	$(42,240)	(2)	$(88,126)
Other comprehensive loss before reclassification	(5,271)	(3)	(18,014)	(4)	(23,285)
Amounts reclassified from accumulated other comprehensive loss, net	—		7,328	(4)	7,328
Net current period other comprehensive loss	(5,271)		(10,686)		(15,957)
Total accumulated other comprehensive loss, net as of March 31, 2016	$(51,157)	(1)	$(52,926)	(2)	$(104,083)

(1)	Net of income tax benefit of $2,390 and $1,565 as of March 31, 2016 and January 1, 2016, respectively.
(2)	Net of deferred income tax benefit of $8,849 and $2,959 as of March 31, 2016 and January 1, 2016, respectively.
(3)	Net of deferred income tax benefit of $825 as of March 31, 2016.
(4)

Net of deferred income tax (benefit) expense of $(9,929) and $4,039 for Other Comprehensive Income (Loss) before reclassification and amounts reclassified from Accumulated other comprehensive loss, net, respectively. See Note 11. Derivative Financial Instruments.

The Company records unrealized gains and losses related to its interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues line item on the accompanying Consolidated Statements of Operations.

The Company has elected the portfolio approach for the deferred tax asset of the unrealized losses related to the interest rate swaps in the Accumulated other comprehensive loss, net line item on the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of other comprehensive income and into continuing operations as a tax expense when the Company ceases to hold any interest rate swaps. As of March 31, 2016, the disproportionate tax effect is approximately $14.4 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company's book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company's intangible assets with indefinite lives as well as the changes in the net carrying amounts for the three months ended March 31, 2016, by segment:

	Goodwill
	North America (1)	Europe (2)	Total
	(In thousands)
Balance as of January 1, 2016:
Gross balance	$452,270	$146,669	$598,939
Accumulated impairment loss	—	(50,003)	(50,003)
	$452,270	$96,666	$548,936

Foreign currency translation adjustments	142	(2,686)	(2,544)

Balance as of March 31, 2016:
Gross balance	$452,412	$143,983	$596,395
Accumulated impairment loss	—	(50,003)	(50,003)
	$452,412	$93,980	$546,392

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Germany, and Poland.

	Trade Name: indefinite-lived
	North America (1)	Europe (2)	Corporate & Other (3)	Total
	(In thousands)
Balance as of January 1, 2016:	$200	$416	$1,700	$2,316
Reclassification to definite-lived trade name	—	—	(1,700)	(1,700)
Foreign currency translation adjustments	—	72	—	72
Balance as of March 31, 2016	$200	$488	$—	$688

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Germany, and Poland.
(3)	The Corporate & Other segment is comprised of the Company’s transaction processing activities and the Company’s corporate general and administrative functions.

Intangible Assets with Definite Lives

The following is a summary of the Company's intangible assets that were subject to amortization:

	March 31, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$349,055	$(227,274)	$121,781	$350,211	$(219,498)	$130,713
Deferred financing costs	2,896	(1,745)	1,151	2,896	(1,452)	1,444
Non-compete agreements	4,464	(4,031)	433	4,454	(3,935)	519
Technology	10,742	(4,189)	6,553	10,751	(3,750)	7,001
Trade name: definite-lived	13,109	(3,207)	9,902	11,646	(2,859)	8,787
Total	$380,266	$(240,446)	$139,820	$379,958	$(231,494)	$148,464

(7) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Accrued merchant settlement	$59,587	$60,218
Accrued merchant fees	45,618	43,005
Accrued taxes	33,809	29,372
Accrued cash management fees	9,930	8,780
Accrued maintenance	9,805	8,012
Accrued compensation	7,043	15,929
Accrued processing costs	6,942	7,636
Accrued armored	6,490	5,922
Accrued purchases	5,570	7,222
Accrued interest	3,611	6,094
Accrued interest on interest rate swaps	2,491	2,708
Accrued telecommunications costs	2,227	1,772
Other accrued expenses	23,973	22,388
Total	$217,096	$219,058

(8) Long-Term Debt

The carrying value of the Company’s long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.3% and 2.0% as of March 31, 2016 and December 31, 2015, respectively)	$60,149	$90,835
5.125% Senior notes due August 2022, net of capitalized debt issuance costs	246,887	246,742
1.00% Convertible senior notes due December 2020, net of unamortized discount and capitalized debt issuance costs	233,278	230,754
Total long-term debt	$540,314	$568,331

As indicated in Note 1. General and Basis of Presentation, the Company has adopted the new accounting guidance applicable to the classification of capitalized debt issuance costs and now presents these costs as a direct deduction from the carrying amount of the related debt liabilities. As a result the 5.125% senior notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $3.1 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively. The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $54.2 million and $56.7 million as of March 31, 2016 and December 31, 2015, respectively.

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

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at the Company’s option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% and 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% and 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate. The alternative currency loans bear interest at the Adjusted LIBO Rate for the relevant currency as described above. Substantially all of the Company’s domestic assets, including the stock of its wholly-owned domestic subsidiaries and 66.0% of the stock of the Company’s first-tier foreign subsidiaries, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The European Commitments are also secured by the assets of the Company’s foreign subsidiaries, which do not guarantee the obligations of the Company’s domestic subsidiaries. There are currently no restrictions on the ability of the Company’s subsidiaries to declare and pay dividends to the Company.

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

As of March 31, 2016, the Company was in compliance with all applicable covenants and ratios under the Credit Agreement.

As of March 31, 2016, the Company’s outstanding balance on the revolving credit facility was $60.1 million, of which $59.0 million was outstanding under the U.S. Commitments and $1.1 million was outstanding under the European Commitments. The available borrowing capacity under the revolving credit facility totaled $314.9 million, of which $241.0 million is available to the U.S. and $73.9 million is available to Cardtronics Europe.

$250.0 Million 5.125% Senior Notes Due 2022

On July 28, 2014, in a private placement offering, the Company issued $250.0 million in aggregate principal amount of the 2022 Notes pursuant to an indenture dated July 28, 2014 (the “Indenture”) among the Company, its subsidiary guarantors (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, and commenced on February 1, 2015.

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

Obligations under its 2022 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Company’s current 100% owned domestic subsidiaries and certain of the Company’s future domestic subsidiaries, with the exception of the Company’s immaterial subsidiaries. There are no significant restrictions on the ability of the Company to obtain funds from the Guarantors by dividend or loan. None of the Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X. The 2022 Notes include registration rights, and as required under the terms of the Notes, the Company completed an exchange offer for these Notes in June 2015 whereby participating holders received registered Notes.

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

$287.5 Million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, the Company issued the Convertible Notes at par value. The Company received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and a repurchase of 665,994 shares of its outstanding common stock concurrent with the offering. The Company used a portion of the net proceeds from the offering to fund the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into concurrent with the pricing of the Convertible Notes. The Company pays interest semi-annually (payable in arrears) on June 1st and December 1st of each year. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 million and the fair value of the embedded option was $71.7 million as of the issuance date. The Company recognizes effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponded to the Company’s estimated conventional debt instrument borrowing rate at the date of issuance.

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

As of March 31, 2016, none of the contingent conversion thresholds described above were met in order for the Convertible Notes to be convertible at the option of the note holders. As a result, the Convertible Notes have been classified in the Long-term debt line item on the Company’s Consolidated Balance Sheets at March 31, 2016. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

Interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash interest per contractual coupon rate	$719	$719
Amortization of note discount	2,374	2,253
Amortization of deferred financing costs	150	134
Total interest expense related to Convertible Notes	$3,243	$3,106

The carrying value of the Convertible Notes consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(54,222)	(56,746)
Net carrying amount of Convertible Notes	$233,278	$230,754

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, the Company purchased call options granting to the Company the right to acquire up to approximately 5.5 million shares of its common stock with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. The Company also sold to the initial purchasers warrants to acquire up to approximately 5.5 million shares of its common stock with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, the Company’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the Company’s common stock exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, the Company would be required to issue additional shares of its common stock to the warrant holders. The amounts allocated to both the note hedge and warrants were recorded in Stockholders’ equity, in the accompanying Consolidated Balance Sheets.

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

The following table presents a summary of the changes in the Company’s asset retirement obligation liability for the three months ended March 31, 2016 (in thousands):

Balance as of January 1, 2016	$54,727
Additional obligations	1,006
Accretion expense	469
Payments	(751)
Foreign currency translation adjustments	(429)
Balance as of March 31, 2016	55,022
Less: current portion	3,013
Balance as of March 31, 2016, excluding current portion	$52,009

See Note 12. Fair Value Measurements for additional disclosures on the Company's asset retirement obligations with respect to its fair value measurements.

(10) Other Liabilities

The following is a summary of the components of the Company’s other liabilities:

	March 31, 2016	December 31, 2015
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$24,001	$23,327
Obligations associated with acquired unfavorable contracts	545	656
Deferred revenue	1,321	2,313
Asset retirement obligations	3,013	3,042
Other	3,314	3,394
Total	$32,194	$32,732

Other Long-Term Liabilities:
Interest rate swaps	$37,773	$21,872
Obligations associated with acquired unfavorable contracts	767	882
Deferred revenue	1,270	1,217
Other	6,709	6,686
Total	$46,519	$30,657

(11) Derivative Financial Instruments

Cash Flow Hedging Strategy

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries. While the Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk, it does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S. and the U.K. The Company does not utilize derivative instruments to manage the interest rate risk associated with borrowings outstanding under its revolving credit facility.

The interest rate swap contracts entered into with respect to the Company's vault cash rental obligations serve to mitigate the Company's exposure to interest rate risk by converting a portion of the Company's monthly floating rate vault cash rental obligations to a fixed rate. The Company has contracts in varying notional amounts through December 31, 2020 for the Company's U.S. and U.K. vault cash rental obligations. By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company's monthly vault cash rental expense amounts has been reduced. The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company's counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company's outstanding vault cash obligations that have been hedged. In return, the Company typically pays the interest rate swap counterparties a fixed rate amount per month based on the same notional amounts outstanding. At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company's existing interest rate swap contracts contain credit-risk-related contingent features.

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedge transaction affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. However, because the Company currently only utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company’s vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period.

During the three months ended March 31, 2016, the Company entered into new forward-starting interest rate swap agreements with an aggregate notional amount of £550.0 million. These swap agreements begin on January 1, 2017, with £250.0 million terminating  December 31, 2019 and £300.0 million terminating December 31, 2020. The notional amounts, weighted average fixed rates, and terms associated with the Company's interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S.	U.S.	U.K.	U.K.	Term
(In millions)		(In millions)
$1,300	2.74%	£—	—%	April 1, 2016 – December 31, 2016
$1,000	2.53%	£550	0.82%	January 1, 2017 – December 31, 2017
$750	2.54%	£550	0.82%	January 1, 2018 – December 31, 2018
$600	2.42%	£300	0.86%	January 1, 2019 – December 31, 2019
$600	2.42%	£—	—%	January 1, 2020 – December 31, 2020

Accounting Policy

The Company recognizes all of its derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of those derivative instruments depends on: (i) whether these instruments have been designated (and qualify) as part of a hedging relationship and (ii) the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.

The Company has designated all of its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations. Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

The Company believes that it is more likely than not that it will be able to realize the benefits associated with its domestic net deferred tax asset positions in the future. Therefore, the Company records the unrealized losses related to its interest rate swaps net of estimated tax benefits in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

Tabular Disclosures

The following tables depict the effects of the use of the Company's derivative contracts on its accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	March 31, 2016		December 31, 2015
Liability Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$24,001	Current portion of other long-term liabilities	$23,327
Interest rate swap contracts	Other long-term liabilities	37,773	Other long-term liabilities	21,872
Total Derivatives		$61,774		$45,199

Statements of Operations Data

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in OCI on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated OCI Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2016	2015		2016	2015
	(In thousands)			(In thousands)
Interest rate swap contracts	$(18,014)	$(13,725)	Cost of ATM operating revenues	$(7,328)	$(8,571)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges. The Company has not historically, and does not currently anticipate terminating its existing derivative instruments prior to their expiration dates. If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company's vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company's current interest rate swap contracts, any resulting gains or losses will be recognized within the Other (income) expense line item of the accompanying Consolidated Statements of Operations.

As of March 31, 2016, the Company expects to reclassify $24.0 million of net derivative-related losses contained within OCI into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 12. Fair Value Measurements for additional disclosures on the Company's interest rate swap contracts in respect to its fair value measurements.

(12) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2016 and December 31, 2015 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$61,774	$—	$61,774	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$45,199	$—	$45,199	$—

Interest rate swaps. The fair value of the Company's interest rate swaps liability was $61.8 million as of March 31, 2016. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 11. Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

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

Cash and cash equivalents, accounts and notes receivable, net of the allowance for doubtful accounts, prepaid expenses, deferred costs, and other current assets, accounts payable, accrued liabilities, and other current liabilities. These financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company's revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of March 31, 2016, the fair value of the Company's 2022 Notes and the Convertible Notes (see Note 8. Long-Term Debt) totaled $249.1 million and $278.8 million, respectively, based on the quoted prices in markets that are not active (Level 2 input) for these notes as of that date.

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations using Level 3 inputs, and are only reevaluated periodically based on estimated current fair value. Amounts added to the asset retirement obligation liability during the three months ended March 31, 2016 and 2015 totaled $1.0 million and $2.0 million, respectively.

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

Other Commitments

Asset Retirement Obligations. The Company's asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $55.0 million accrued for these liabilities as of March 31, 2016. For additional information, see Note 9. Asset Retirement Obligations.

(14) Income Taxes

Income tax expense based on the Company's income before income taxes was as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, excluding percentages)
Income tax expense	$7,955	$8,464
Effective tax rate	34.1%	36.4%

The decrease in the effective tax rate during the three months ended March 31, 2016 compared to the same period in 2015 is attributable to the change in the mix of earnings across jurisdictions.

The Company assesses deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at March 31, 2016, and the weight of all available evidence, the Company concluded that maintaining the deferred tax asset valuation allowance for certain entities was appropriate, as the Company currently believes that it is more likely than not that these tax assets will not be realized. However, with increased recent profitability and increasing visibility into projected profitability in the U.K., the Company believes it is possible that the valuation allowance associated with certain U.K. entities could be reduced or removed in future periods.

The deferred tax benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been reflected within the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

As indicated in Note 1. General and Basis of Presentation, the Company adopted the new accounting guidance applicable to the balance sheet classification of deferred taxes, eliminating the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. The adoption of this standard resulted in a decrease of $16.3 million in the Current deferred tax assets line item on the accompanying Consolidated Balance Sheets, an increase of $1.4 million in Noncurrent deferred tax assets line item on the accompanying Consolidated Balance Sheets, and a decrease of $14.9 million in Noncurrent deferred tax liabilities line item on the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of March 31, 2016, the Company's operations consisted of its North America, Europe, and Corporate & Other segments. The Company's operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The Company’s operations in the U.K., Germany, and Poland are included in its Europe segment. The Company’s transaction processing operations, which service its North American and European operations along with external customers, are included with the Company’s corporate general and administrative functions as the Corporate & Other segment. In 2016, the Company reorganized and created the Corporate & Other segment to aggregate and isolate transaction processing from the regional ATM operations and present the corporate general and administrative functions separate from the North America segment. While both regional reporting segments provide similar kiosk-based and/or ATM-related services, each of the regional segments is managed separately and requires different marketing and business strategies. Similarly, the transaction processing and corporate general and administrative functions are also managed separately. Segment information presented for prior periods has been revised to reflect this change in segments.

Management uses Adjusted EBITDA and Adjusted EBITA along with U.S. GAAP-based measures, to assess the operating results and effectiveness of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate operating performance and compare its results of operations from period to period without regard to financing method or capital structure. Additionally, Adjusted EBITDA and Adjusted EBITA do not reflect acquisition and divestiture-related expenses and the Company's obligations for the payment of income taxes, amortization expense, loss on disposal of assets, interest expense, certain other non-operating and nonrecurring items or other obligations such as capital expenditures. Additionally, Adjusted EBITDA excludes depreciation and accretion expense.

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

Below is a reconciliation of Adjusted EBITDA and Adjusted EBITA to Net income attributable to controlling interests and available to common stockholders:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Adjusted EBITA	$50,481	$47,397
Add back:
Depreciation and accretion expense (1)	22,669	20,055
Adjusted EBITDA	$73,150	$67,452
Less:
Loss (gain) on disposal of assets	382	(533)
Other (income) expense	(555)	1,060
Noncontrolling interests (2)	(18)	(425)
Stock-based compensation expense (3)	3,168	4,197
Acquisition and divestiture-related expenses (4)	1,584	2,358
Redomicile-related expense (5)	6,036	—
EBITDA	$62,553	$60,795
Less:
Interest expense, net, including amortization of deferred financing costs and note discount	7,274	7,489
Income tax expense	7,955	8,464
Depreciation and accretion expense	22,677	20,112
Amortization of intangible assets	9,263	9,497
Net income attributable to controlling interests and available to common stockholders	$15,384	$15,233

(1)

Amounts exclude a portion of the expenses incurred by the Company’s Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. In December 2015, the Company increased its ownership interest in its Mexico subsidiary.

(2)

Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company's ownership interest in the Adjusted EBITDA of its Mexico subsidiary. In December 2015, the Company increased its ownership interest in its Mexico subsidiary from 51.0% to 95.7%.

(3)

For the three months ended March 31, 2015, amounts exclude a portion of the expenses incurred by the Company’s Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders.

(4)

Acquisition and divestiture-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including employee-related severance costs.

(5)	For the three months ended March 31, 2016, the Company incurred $6.0 million in expenses associated with its plan to redomicile to the U.K.

The following tables reflect certain financial information for each of the Company's reporting segments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$210,092	$87,647	$5,508	$—	$303,247
Intersegment revenues	—	333	5,630	(5,963)	—
Cost of revenues	136,138	57,865	7,833	(5,963)	195,873
Selling, general, and administrative expenses	15,207	9,144	13,048	—	37,399
Redomicile-related expense	—	12	6,024	—	6,036
Acquisition and divestiture-related expenses	523	566	495	—	1,584
Loss on disposal of assets	344	38	—	—	382

Adjusted EBITDA	58,756	20,976	(6,582)	—	73,150

Depreciation and accretion expense	11,996	9,096	1,585	—	22,677
Adjusted EBITA	46,758	11,880	(8,157)	—	50,481

Capital expenditures (1)	$7,461	$8,685	$305	$—	$16,451

	Three Months Ended March 31, 2015
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$196,277	$85,624	$—	$—	$281,901
Intersegment revenues	—	342	4,801	(5,143)	—
Cost of revenues	126,576	62,029	4,338	(5,143)	187,800
Selling, general, and administrative expenses	13,877	7,519	9,484	—	30,880
Acquisition and divestiture-related expenses	566	1,735	57	—	2,358
Loss (gain) on disposal of assets	1,052	(1,585)	—		(533)

Adjusted EBITDA	55,862	16,426	(4,836)	—	67,452

Depreciation and accretion expense	12,101	8,011	—	—	20,112
Adjusted EBITA	43,761	8,415	(4,779)	—	47,397

Capital expenditures (1)	$13,014	$18,664	$—	$—	$31,678

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the North America segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	March 31, 2016	December 31, 2015
	(In thousands)
North America	$858,355	$884,509
Europe	371,172	382,920
Corporate & Other	57,649	52,506
Total	$1,287,176	$1,319,935

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

The following information sets forth the Condensed Consolidating Statements of Comprehensive Income and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2016 and 2015 and the Condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015 of: (i) Cardtronics, Inc., the parent company and issuer of the 2022 Notes (“Parent”), (ii) the Guarantors, and (iii) the Non-Guarantors:

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$211,975	$97,268	$(5,996)	$303,247
Operating costs and expenses	7,502	183,643	88,065	(5,996)	273,214
(Loss) income from operations	(7,502)	28,332	9,203	—	30,033
Interest expense, net, including amortization of deferred financing costs and note discount	6,368	358	548	—	7,274
Equity in (earnings) losses of subsidiaries	(23,609)	3,825	—	19,784	—
Other (income) expense	(345)	(1,109)	899	—	(555)
Income before income taxes	10,084	25,258	7,756	(19,784)	23,314
Income tax (benefit) expense	(5,275)	11,466	1,764	—	7,955
Net income	15,359	13,792	5,992	(19,784)	15,359
Net loss attributable to noncontrolling interests	—	—	—	(25)	(25)
Net income attributable to controlling interests and available to common stockholders	15,359	13,792	5,992	(19,759)	15,384
Other comprehensive (loss) income attributable to controlling interests	(1,287)	(8,745)	2,513	(8,558)	(16,077)
Comprehensive income (loss) attributable to controlling interests	$14,072	$5,047	$8,505	$(28,317)	$(693)

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$191,700	$95,371	$(5,170)	$281,901
Operating costs and expenses	9,879	155,642	89,763	(5,170)	250,114
(Loss) income from operations	(9,879)	36,058	5,608	—	31,787
Interest expense, net, including amortization of deferred financing costs and note discount	5,271	1,747	471	—	7,489
Equity in (earnings) losses of subsidiaries	(35,637)	2,123	—	33,514	—
Other (income) expense	(3,215)	(767)	5,042	—	1,060
Income before income taxes	23,702	32,955	95	(33,514)	23,238
Income tax expense (benefit)	8,929	1,565	(2,030)	—	8,464
Net income	14,773	31,390	2,125	(33,514)	14,774
Net loss attributable to noncontrolling interests	—	—	—	(459)	(459)
Net income attributable to controlling interests and available to common stockholders	14,773	31,390	2,125	(33,055)	15,233
Other comprehensive income (loss) attributable to controlling interests	1,759	(8,146)	10,140	(19,886)	(16,133)
Comprehensive income (loss) attributable to controlling interests	$16,532	$23,244	$12,265	$(52,941)	$(900)

Condensed Consolidating Balance Sheets

	As of March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$6	$9,605	$15,438	$—	$25,049
Accounts and notes receivable, net	—	45,064	28,860	—	73,924
Other current assets	1,374	34,086	60,523	—	95,983
Total current assets	1,380	88,755	104,821	—	194,956
Property and equipment, net	—	228,855	140,177	—	369,032
Intangible assets, net	1,111	99,993	39,404	—	140,508
Goodwill	—	449,658	96,734	—	546,392
Investments in and advances to subsidiaries	524,174	284,151	—	(808,325)	—
Intercompany receivable	371,810	151,334	—	(523,144)	—
Deferred tax asset, net	—	1,948	11,351	—	13,299
Prepaid expenses, deferred costs, and other noncurrent assets	293	9,688	13,008	—	22,989
Total assets	$898,768	$1,314,382	$405,495	$(1,331,469)	$1,287,176
Liabilities and Stockholders' Equity
Current portion of other long-term liabilities	—	30,281	1,913	—	32,194
Accounts payable and accrued liabilities	11,461	140,011	92,741	—	244,213
Total current liabilities	11,461	170,292	94,654	—	276,407
Long-term debt	518,780	—	21,534	—	540,314
Intercompany payable	—	297,292	225,852	(523,144)	—
Asset retirement obligations	—	25,770	26,239	—	52,009
Deferred tax liability, net	—	1,849	1,844	—	3,693
Other long-term liabilities	293	42,657	3,569	—	46,519
Total liabilities	530,534	537,860	373,692	(523,144)	918,942
Stockholders' equity	368,234	776,522	31,803	(808,325)	368,234
Total liabilities and stockholders' equity	$898,768	$1,314,382	$405,495	$(1,331,469)	$1,287,176

	As of December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$782	$6,200	$19,315	$—	$26,297
Accounts and notes receivable, net	—	41,809	30,200	—	72,009
Current portion of deferred tax asset, net	—	16,169	131	—	16,300
Other current assets	1,878	47,398	49,642	—	98,918
Total current assets	2,660	111,576	99,288	—	213,524
Property and equipment, net	—	231,970	143,912	(394)	375,488
Intangible assets, net	1,396	106,863	42,521	—	150,780
Goodwill	—	449,658	99,278	—	548,936
Investments in and advances to subsidiaries	628,651	284,153	—	(912,804)	—
Intercompany receivable	407,697	197,277	6,217	(611,191)	—
Deferred tax asset, net	—	—	11,950	—	11,950
Prepaid expenses, deferred costs, and other noncurrent assets	200	6,863	12,194	—	19,257
Total assets	$1,040,604	$1,388,360	$415,360	$(1,524,389)	$1,319,935
Liabilities and Stockholders' Equity
Current portion of other long-term liabilities	—	30,552	2,180	—	32,732
Accounts payable and accrued liabilities	12,109	198,996	33,803	—	244,908
Total current liabilities	12,109	229,548	35,983	—	277,640
Long-term debt	548,496	—	19,835	—	568,331
Intercompany payable	110,006	236,283	264,902	(611,191)	—
Asset retirement obligations	—	25,360	26,325	—	51,685
Deferred tax liability, net	—	19,884	1,945	—	21,829
Other long-term liabilities	200	28,751	1,706	—	30,657
Total liabilities	670,811	539,826	350,696	(611,191)	950,142
Stockholders' equity	369,793	848,534	64,664	(913,198)	369,793
Total liabilities and stockholders' equity	$1,040,604	$1,388,360	$415,360	$(1,524,389)	$1,319,935

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$15,341	$14,553	$14,760	$—	$44,654
Additions to property and equipment	—	(8,405)	(8,046)	—	(16,451)
Acquisitions, net of cash acquired	—	(2,743)	—	—	(2,743)
Proceeds from sale of assets and businesses	—	—	7,438	—	7,438
Net cash used in investing activities	—	(11,148)	(608)	—	(11,756)
Proceeds from borrowings under revolving credit facility	45,500	—	10,994	—	56,494
Repayments of borrowings under revolving credit facility	(57,500)	—	(28,918)	—	(86,418)
Proceeds from exercises of stock options	133	—	—	—	133
Additional tax expense related to stock-based compensation	(400)	—	—	—	(400)
Repurchase of capital stock	(3,850)	—	—	—	(3,850)
Net cash used in financing activities	(16,117)	—	(17,924)	—	(34,041)
Effect of exchange rate changes on cash	—	—	(105)	—	(105)
Net (decrease) increase in cash and cash equivalents	(776)	3,405	(3,877)	—	(1,248)
Cash and cash equivalents as of beginning of period	782	6,200	19,315	—	26,297
Cash and cash equivalents as of end of period	$6	$9,605	$15,438	$—	$25,049

	Three Months Ended March 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$3,686	$5,396	$21,414	$376	$30,872
Additions to property and equipment	—	(12,354)	(18,948)	(376)	(31,678)
Acquisitions, net of cash acquired	—	—	(15,510)	—	(15,510)
Proceeds from sale of assets and businesses	—	—	7,376	—	7,376
Net cash used in investing activities	—	(12,354)	(27,082)	(376)	(39,812)
Proceeds from borrowings under revolving credit facility	113,400	—	—	—	113,400
Repayments of borrowings under revolving credit facility	(114,000)	—	(87)	—	(114,087)
Proceeds from exercises of stock options	448	—	—	—	448
Additional tax benefit related to stock-based compensation	416	—	—	—	416
Repurchase of capital stock	(3,946)	—	—	—	(3,946)
Net cash used in financing activities	(3,682)	—	(87)	—	(3,769)
Effect of exchange rate changes on cash	—	—	(1,971)	—	(1,971)
Net increase (decrease) in cash and cash equivalents	4	(6,958)	(7,726)	—	(14,680)
Cash and cash equivalents as of beginning of period	—	9,391	22,484	—	31,875
Cash and cash equivalents as of end of period	$4	$2,433	$14,758	$—	$17,195

(17) Concentration Risk

Significant Customers. 7-Eleven, Inc. (“7-Eleven”) in the U.S. represents the largest merchant customer in the Company’s portfolio, and comprised approximately 18% and 17.5% of the Company’s pro forma total revenues for the years ended December 31, 2015 and 2014, respectively. In July 2015, the Company received notification from 7-Eleven that they do not intend on renewing the ATM placement agreement with the Company upon expiration. The existing agreement between the Company and 7-Eleven remains in effect until mid-2017, and calls for a transition period that, at 7-Eleven’s request, could extend the Company’s contract in part for up to six months.

(18) New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

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

ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. However, in July 2015, the FASB approved the deferral of the effective date of ASU 2015-09 to interim and annual periods beginning after December 15, 2017. Early application is not permitted. In May 2015, the FASB issued proposed amendments to clarify and simplify accounting for licenses of intellectual property and the identification of performance obligations. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08”): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those periods using a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

Also in March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation - Stock Compensation. ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 applies to inventory that is measured using either the first-in, first-out or average cost methods and requires entities to measure their inventory at the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods therein. The Company does not expect ASU 2015-11 to have a material effect on the Company’s results of operations.

See Note 1. General and Basis of Presentation for a discussion of the ASUs adopted this period.

(19) Subsequent Event

On April 27, 2016 the Company announced a plan to redomicile to the U.K., subject to stockholder approval. If approved by the stockholders, the Company currently anticipates that the change of jurisdiction of incorporation for its parent company will become effective early in the third quarter of 2016. Additional details of the Company’s plan to redomicile to the U.K., including the associated benefits and risks, can be found in other documents that have been, or will be filed, with the SEC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that are anticipated. All comments concerning our expectations for future revenues and operating results are based on our estimates for its existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

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

•	our ability to provide new ATM solutions to retailers and financial institutions including placing additional banks’ brands on ATMs currently deployed;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers and our ability to continue to secure vault cash rental agreements in the future;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	our ability to successfully implement and evolve our corporate strategy;
•	our ability to compete successfully with new and existing competitors;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	the additional risks we are exposed to in our U.K. armored transport business;
•	our ability to retain our key employees and maintain good relations with our employees.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see: (i) Part II. Other Information, Item 1A. Risk Factors in this Form 10-Q and (ii) Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 (as amended, the “2015 Form 10‑K”).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics, Inc. provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of March 31, 2016, we were the world’s largest retail ATM owner, providing services to approximately 195,000 devices throughout the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (the “U.K.”), Germany, Poland, Canada, and Mexico. In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. Included in the number of devices in our network as of March 31, 2016 were approximately 118,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

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

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to customers of approximately 1,300 participating financial institutions that lack a significant ATM network in exchange for either a fixed monthly fee per cardholder or a set fee per transaction that is paid by the financial institutions who are members of the network. The Allpoint network includes a majority of our ATMs in the U.S. and a portion of our ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

For additional discussion of our operations and the manner in which we derive revenues, refer to our 2015 Form 10-K.

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

We have completed several acquisitions since 2011, including the acquisitions of: (i) eight domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S., (ii) two Canadian ATM operators which allowed us to enter into and expand our international presence in Canada, (iii) Cardpoint Limited in August 2013, which further expanded our U.K. ATM operations and also allowed us to enter into the German market, and (iv) Sunwin Services Group (“Sunwin”) in November of 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at the Co-operative (“Co-op”) Food stores. In addition to ATM acquisitions, we have also made strategic acquisitions including: (i) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek, (ii) i-design group plc (“i-design”) in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (iii) Columbus Data Services, L.L.C. (“CDS”) in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue to expand our ATM footprint organically and launch new products and services that will allow us to further leverage our existing ATM and financial services kiosk network. We see opportunities to expand our operations through the following efforts:

•	increasing the number of deployed devices with existing as well as new merchant relationships;
•	expanding our relationships with leading financial institutions;
•	working with non-traditional financial institutions and card issuers to further leverage our extensive ATM and financial services kiosk network;
•	increasing transaction levels at our existing locations;
•	developing and providing additional services at our existing ATMs;
•	pursuing additional managed services opportunities; and
•	pursuing international growth opportunities.

For additional discussion of each of the strategic points above, see Part I. Item1. Business - Our Strategy in our 2015 Form 10-K.

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth and acquisitions. During the three months ended March 31, 2016, total revenues, on a constant-currency basis, grew by approximately 10% over the prior year, reflecting approximately 1% growth from acquisitions (net of recently divested businesses) and 9% from organic growth.

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

In 2014, we received notice from one of our largest branding partners, JPMorgan Chase & Co (“Chase”), of their intention not to renew or extend a number of ATM branding contracts with us. While this action had a moderately negative impact on 2015 results, we do not believe that it will have a long-term adverse impact on our financial results or our ability to continue offering bank-branding solutions to financial institutions. We have already reached agreements with several financial institutions and are in advanced discussions with multiple other financial institutions to replace the branding on a significant number of the ATMs previously branded by Chase.

Total same-store cash withdrawal transactions conducted on our U.S. ATMs, inclusive of the locations previously branded by Chase, decreased for the three months ended March 31, 2016 by 2%, compared to the prior year. The decline was due to a number of our ATMs having the Chase brand removed during 2015 and 2016. This debranding activity caused a shift in consumer behavior at some of our ATMs, as ATMs that were previously free-to-use to Chase cardholders, now charge convenience fees to those cardholders. Chase may also charge its customers an out of network fee, making the

ATM less attractive for Chase cardholders to use them. As we are able to partially offset the lost branding revenues from Chase with surcharge fees to their customers, our same-store revenues were up approximately 5% during the first quarter.

Excluding locations that were impacted by the Chase debranding activity, the remainder of our U.S. fleet produced same-store withdrawals that were up 3% for the three months ended March 31, 2016. Our same-store revenues for our U.S. ATMs were up almost 7% for the three months ended March 31, 2016, driven by new branding and re-branding of certain locations, incremental Allpoint related revenues, and rate increases at certain locations. Excluding ATM locations that have been recently debranded, we expect an approximately flat withdrawal transaction growth rate on a same-store basis on our domestic ATMs in the near-term.

In July 2015, we received notification from 7-Eleven Inc. (“7-Eleven”) that they do not intend on renewing their ATM placement agreement in the U.S. with us upon expiration of the agreement in July 2017. 7-Eleven announced that it has selected a related entity of 7-Eleven’s parent company as its next ATM provider. 7-Eleven in the U.S. represents the single largest merchant customer in our portfolio, and comprised approximately 18% of our pro forma total revenue for the year ended December 31, 2015. Our existing agreement with 7-Eleven remains in effect until July 2017. At this time, we do not expect a significant change in our revenues and earnings associated with this contract through July 2017 as a result of this notification.

Withdrawal Transaction and Revenue Trends - U.K. In recent periods, we have installed more free-to-use ATMs as compared to surcharging pay-to-use ATMs in the U.K., which is our largest operation in Europe, due in part to adding major corporate customers who tend to operate primarily in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use machines have generally translated into higher overall revenues. Our same-store withdrawal transactions have been slightly negative, approximately (-1% to -4%), in recent periods in the U.K. In the current quarter, our organic revenue growth rate in the U.K. was over 10% on a constant-currency basis, as we have been able to secure several ATM placement agreements with new and existing relationships and we also benefited from a higher interchange rate. Additionally, through our significant operating scale in this market, we have been able to grow our profit margins with the additional revenues from the expanded ATM estate.

Europay, MasterCard, Visa (“EMV”) Standard in the U.S. The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” This standard has already been adopted in the U.K., Germany, Poland, Mexico, and Canada, and our ATMs in those markets are in compliance. In the U.S., MasterCard Inc. (“MasterCard”) has announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) on various dates. Under this liability shift, transactions may still occur on a non-EMV-compliant ATM, but the operator of that ATM would be liable for any fraudulent transactions. MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, to date, we have not experienced and do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1% of our U.S. transaction volume. As of the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses. To date, we have seen minimal fraud losses from Maestro transactions in the U.S. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur starting in October 2016. In February 2013, Visa Inc. (“Visa”) announced plans for a liability shift to occur in October 2017 for all transaction types on domestic or international EMV-issued cards. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, all of our recent ATM deployments have been with ATMs that are EMV-ready, and we plan to upgrade the significant majority of our U.S. Company-owned fleet in advance of the October 2016 MasterCard liability shift date for domestic transactions. We are currently executing a plan whereby we are scheduled to visit the significant majority of our Company-owned ATMs over the next nine months to enable most of the U.S. fleet to be EMV-compliant and also enhance security and enable other features. During 2015, we procured the majority of the ATMs and upgrade kits required to enable EMV on our Company-owned fleet. The remaining capital cost required to enable the majority of our Company-owned ATM fleet to be EMV-compliant has been contemplated in our 2016 capital expenditure plan and is projected to be approximately $10 million to $15 million. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATM fleet, which comprises many types and models of ATMs, along with potential compatibility issues with various software and processing platforms, we could experience increased downtime in our U.S.

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

Capital Investments. We anticipate an elevated level of capital investment during 2016 to support the EMV requirements discussed above and other factors discussed in greater detail below, but we do not expect that this temporary increased level of capital investment will continue past 2016. We expect capital expenditures in 2016 to be similar to or slightly above what we invested during 2015. The higher levels of capital spending in 2016 are being driven by the upcoming EMV requirements, coupled with many other factors including: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) increased demand from merchants and financial institutions for multi-function ATMs, (iii) competition for new merchant and customer contracts and a significant number of long-term renewals of existing merchant contracts, (iv) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and to continue running supported versions, and (v) other compliance related matters. As a result of the increased capital investments being planned, we are working to optimize our existing assets, but it is possible that as a result of this activity we could incur some asset write-offs or impairments and increased depreciation expense as we seek to optimize our investments. However, we project, in many cases, that the long-term revenue benefits of the investments will drive increased profitability in future periods and allow us to expand our position as the leading ATM operator of non-bank branch locations.

Divestitures. On July 1, 2015, the Company completed the divestiture of its retail cash-in-transit operation in the U.K. This business was primarily engaged in the collection of cash from retail locations and was originally acquired through the Sunwin acquisition completed in November 2014. The Company recognized the divestiture proceeds at their estimated fair value of approximately $39 million in 2015. Of this amount approximately $31 million was collected during the year ended December 31, 2015, and the remainder was collected during the three months ended March 31, 2016. The net pre-tax gain of $16.6 million recognized on this transaction was recorded entirely in 2015. During the three months ended March 31, 2016, there were no further adjustments to the estimated fair value of the consideration or the cumulative net pre-tax gain. In the second half of 2015, we also recorded approximately $15.3 million in costs associated with the sale of the assets and costs to close facilities in the U.K. that were no longer profitable to operate as a result of the sale of the non-core retail cash-in-transit operation. During the three months ended March 31, 2016, we completed the exit plan and recognized additional employee severance costs of less than $1 million. These costs are recorded in the Acquisition and divestiture-related expense line item in the accompanying Consolidated Statements of Operations.

For additional discussion related to the acquisition and divestiture discussions above, see Item 1. Financial Statements, Note 2. Acquisitions and Divestitures.

Factors Impacting Comparability Between Periods

•

Foreign Currency Exchange Rates. Our reported financial results are subject to fluctuations in exchange rates. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the foreign markets in which we operated caused our reported revenues to be lower by approximately $6.2 million, or 2.1%, for the three months ended March 31, 2016. As the U.S. dollar has continued to generally gain strength relative to the foreign currencies where we operate our international businesses, we expect that the remainder of our 2016 results may also be somewhat adversely impacted.

•

Acquisitions and Divestitures. The results of operations for any acquired entities during a particular year have been included in our consolidated results for that year since the respective dates of acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated results since the dates of divestiture. We do not believe these effects are material in the periods presented.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended
	March 31,
	2016	2015
Revenues:
ATM operating revenues	96.3%	92.2%
ATM product sales and other revenues	3.7	7.8
Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	61.3	59.8
Cost of ATM product sales and other revenues	3.3	6.8
Total cost of revenues	64.6	66.6
Gross profit	35.4	33.4
Operating expenses:
Selling, general, and administrative expenses (2)	12.3	11.0
Redomicile-related expense (3)	2.0	—
Acquisition and divestiture-related expenses	0.5	0.8
Depreciation and accretion expense	7.5	7.1
Amortization of intangible assets	3.1	3.4
Loss (gain) on disposal of assets	0.1	(0.2)
Total operating expenses	25.5	22.1
Income from operations	9.9	11.3
Other expense:
Interest expense, net	1.5	1.7
Amortization of deferred financing costs and note discount	0.9	1.0
Other (income) expense	(0.2)	0.4
Total other expense	2.2	3.0
Income before income taxes	7.7	8.2
Income tax expense	2.6	3.0
Net income	5.1	5.2
Net loss attributable to noncontrolling interests	—	(0.2)
Net income attributable to controlling interests and available to common stockholders	5.1%	5.4%

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $27.4 million and $24.9 million for the three months ended March 31, 2016 and 2015, respectively. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.0% and 8.8% for the three months ended March 31, 2016 and 2015, respectively.

(2)	Includes stock-based compensation expense of $3.1 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively.
(3)	For the three months ended March 31, 2016, we incurred $6.0 million in expenses associated with our plan to redomicile to the U.K.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions.

	Three Months Ended
	March 31,
	2016		2015
Average number of transacting ATMs:
United States: Company-owned	39,295		38,055
United Kingdom	15,808		13,731
Mexico	1,391		1,746
Canada	1,853		1,574
Germany and Poland	1,127		927
Subtotal	59,474		56,033
United States: Merchant-owned (1)	17,455		21,002
Average number of transacting ATMs – ATM operations	76,929		77,035

Managed Services and Processing
United States: Managed services – Turnkey	2,204		2,168
United States: Managed services – Processing Plus and Processing operations, net (2)	110,925		30,432
Canada: Managed services	1,524		920
Average number of transacting ATMs – Managed services and processing	114,653		33,520

Total average number of transacting ATMs	191,582		110,555

Total transactions (in thousands):
ATM operations	313,131		278,358
Managed services and processing, net (2)	170,879		33,270
Total transactions	484,010		311,628

Cash withdrawal transactions (in thousands):
ATM operations	192,086		169,469

Per ATM per month amounts (excludes managed services and processing):		% Change
Cash withdrawal transactions	832	13.5%	733

ATM operating revenues	$1,216	10.1%	$1,104
Cost of ATM operating revenues (3)	790	9.1%	724
ATM operating gross profit (3) (4)	$426	12.1%	$380

ATM operating gross profit margin (3) (4)	35.0%		34.4%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services – Processing Plus and Processing, net category below.
(2)

The notable increase in the United States: Managed services – Processing Plus and Processing operations, net category is primarily attributable to the July 1, 2015 acquisition of CDS and the incremental number of transacting ATMs for which CDS provides processing services.

(3)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our Consolidated Statements of Operations.
(4)	Revenues and expenses relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.

Revenues

	Three Months Ended
	March 31,
	2016	2015	% Change
	(In thousands)
ATM operating revenues
North America	$200,454	$188,243	6.5%
Europe	86,585	72,122	20.1
Corporate & Other	11,012	4,801	129.4
Eliminations	(5,963)	(5,143)	15.9
Total ATM operating revenues	292,088	260,023	12.3
ATM product sales and other revenues
North America	9,638	8,034	20.0
Europe	1,395	13,844	(89.9)
Corporate & Other	126	—	n/m
Total ATM product sales and other revenues	11,159	21,878	(49.0)
Total revenues	$303,247	$281,901	7.6%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

ATM operating revenues. ATM operating revenues generated during the three months ended March 31, 2016 increased $32.1 million, or 12.3%, from the three months ended March 31, 2015. The following table presents the detail, by segment, of the changes in the various components of ATM operating revenues:

	Three Months Ended
	March 31,
	2016	2015	Change	% Change
	(In thousands)
North America
Surcharge revenues	$92,945	$86,975	$5,970	6.9%
Interchange revenues	46,704	45,842	862	1.9
Bank-branding and surcharge-free network revenues	47,209	41,884	5,325	12.7
Managed services revenues	8,839	8,428	411	4.9
Other revenues	4,757	5,114	(357)	(7.0)
Total ATM operating revenues	200,454	188,243	12,211	6.5
Europe
Surcharge revenues	23,901	23,458	443	1.9
Interchange revenues	60,326	46,816	13,510	28.9
Other revenues	2,358	1,848	510	27.6
Total ATM operating revenues	86,585	72,122	14,463	20.1
Corporate & Other
Other revenues	11,012	4,801	6,211	129.4
Total ATM operating revenues	11,012	4,801	6,211	129.4
Eliminations	(5,963)	(5,143)	(820)	15.9
Total ATM operating revenues	$292,088	$260,023	$32,065	12.3%

North America. For the three months ended March 31, 2016, ATM operating revenues in our North American operations, which include our operations in the U.S., Canada, Mexico, and Puerto Rico, increased $12.2 million, or 6.5%, compared to the same period in 2015. This increase was primarily driven by the U.S. and (i) increased surcharge and interchange revenues resulting from a higher withdrawal transaction count, (ii) slightly higher per transaction surcharge and interchange rates, and (iii) an increase in bank branding and surcharge-free network revenues resulting from the continued growth of participating banks and other financial institutions in our bank branding program and our Allpoint network. Our Canadian operations also contributed revenue growth, with an increase in the number of transacting ATMs and the related transactions. The growth in our Canada operation was partially offset by a decline in Mexico, primarily driven by a lower ATM count.

Europe. For the three months ended March 31, 2016, ATM operating revenues in our European operations, which include our operations in the U.K., Germany, and Poland, increased $14.5 million, or 20.1%, compared to the same period in 2015. The ATM operating revenues for the three months ended March 31, 2016 would have been higher by $4.9 million, or an additional 5.6%, absent adverse foreign currency exchange rate movements from the prior year. The majority of the increase is attributable to organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs and from recent ATM placements with new merchants. The remainder of the increase is attributable to the acquisition of a new ATM placement agreement with Co-op Food that commenced in November 2014 and began operating during the first three months of 2015.  For additional information relating to our constant-currency calculations, see the Non-GAAP Financial Measures section that follows.

Corporate & Other. For the three months ended March 31, 2016, ATM operating revenues in our Corporate & Other segment, which include our transaction processing businesses and corporate functions, increased $6.2 million, compared to the same period in 2015. The CDS acquisition completed during the third quarter of 2015 accounted for the majority of the increase.

ATM product sales and other revenues. For the three months ended March 31, 2016, ATM product sales and other revenues decreased $10.7 million compared to the same period in 2015. This decrease was primarily attributable to our 2015 divestiture of certain U.K. non-core operations which were acquired as part of the Sunwin acquisition in 2014. The impact of the Sunwin divestiture was partially offset by higher ATM product sales in the U.S. to merchants and distributors.

Cost of Revenues

	Three Months Ended
	March 31,
	2016	2015	% Change
	(In thousands)
Cost of ATM operating revenues (1)
North America	$126,967	$119,050	6.7%
Europe	57,224	50,263	13.8
Corporate & Other	7,712	4,338	77.8
Eliminations	(5,963)	(5,143)	15.9
Total cost of ATM operating revenues	185,940	168,508	10.3
Cost of ATM product sales and other revenues
North America	9,171	7,526	21.9
Europe	641	11,766	(94.6)
Corporate & Other	121	—	n/m
Total cost of ATM product sales and other revenues	9,933	19,292	(48.5)
Total cost of revenues (1)	$195,873	$187,800	4.3%

(1)	Exclusive of depreciation, accretion, and amortization of intangible assets.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the three months ended March 31, 2016 increased $17.4 million, or 10.3%, compared to the same period in 2015. The following table presents the detail, by segment, of changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended
	March 31,
	2016	2015	Change	% Change
	(In thousands)
Cost of ATM operating revenues
North America
Merchant commissions	$64,452	$58,932	$5,520	9.4%
Vault cash rental	14,201	14,189	12	0.1
Other costs of cash	15,252	14,124	1,128	8.0
Repairs and maintenance	12,994	12,601	393	3.1
Communications	5,220	4,718	502	10.6
Transaction processing	4,799	4,845	(46)	(0.9)
Employee costs	4,776	4,363	413	9.5
Other expenses	5,273	5,278	(5)	(0.1)
Total cost of ATM operating revenues	126,967	119,050	7,917	6.7
Europe
Merchant commissions	23,943	20,417	3,526	17.3
Vault cash rental	3,072	2,586	486	18.8
Other costs of cash	5,017	4,000	1,017	25.4
Repairs and maintenance	4,309	4,898	(589)	(12.0)
Communications	2,427	2,566	(139)	(5.4)
Transaction processing	4,314	3,698	616	16.7
Employee costs	10,303	5,627	4,676	83.1
Other expenses	3,839	6,471	(2,632)	(40.7)
Total cost of ATM operating revenues	57,224	50,263	6,961	13.8
Corporate & Other
Stock-based compensation	117	336	(219)	(65.2)
Employee costs	2,527	1,439	1,088	75.6
Other expenses	5,068	2,563	2,505	97.7
Total cost of ATM operating revenues	7,712	4,338	3,374	77.8
Eliminations	(5,963)	(5,143)	(820)	15.9
Total cost of ATM operating revenues	$185,940	$168,508	$17,432	10.3%

North America. For the three months ended March 31, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $7.9 million, or 6.7%, compared to the same period in 2015. The increase was primarily driven by organic revenue growth resulting from ATM unit growth and higher transaction volumes compared to the prior year.

Europe. For the three months ended March 31, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) increased $7.0 million, or 13.8%, compared to the same period in 2015. The increase was primarily driven by the acquisition of the ATM placement agreement with Co-op Food and the costs associated with operating these ATMs as we commenced operating them throughout the first few months of 2015.

Corporate & Other. For the three months ended March 31, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) increased $3.4 million compared to the same period in

2015. Costs associated with the CDS business acquired in July 2015 accounted for the majority of the increase during the period.

Cost of ATM product sales and other revenues. For the three months ended March 31, 2016, our cost of ATM product sales and other revenues decreased $9.4 million compared to the same period in 2015. This decrease is consistent with the decrease in related revenues, as discussed above, and is primarily related to our divestiture of certain non-core operations in the U.K. in 2015.

Gross Profit Margin

	Three Months Ended
	March 31,
	2016	2015
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	36.3%	35.2%
Inclusive of depreciation, accretion, and amortization of intangible assets	27.0%	25.6%
ATM product sales and other revenues gross profit margin	11.0%	11.8%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	35.4%	33.4%
Inclusive of depreciation, accretion, and amortization of intangible assets	26.4%	24.6%

ATM operating gross profit margin. For the three months ended March 31, 2016, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization of intangible assets increased by 110 basis points compared to the same period in 2015. The margin increase is primarily the result of our revenue growth.

ATM product sales and other revenues gross profit margin. For the three months ended March 31, 2016, our gross profit margin on ATM product sales and other revenues decreased by 80 basis points compared to the same period in 2015. This decrease is primarily as a result of the divestiture of certain U.K. non-core operations in 2015, which generated higher gross profit margins than our U.S. ATM product sales, which makes up the majority of the result in this category in the current period.

Selling, General, and Administrative Expenses

	Three Months Ended
	March 31,
	2016	2015	% Change
	(In thousands)
Selling, general, and administrative expenses	$34,348	$27,013	27.2%
Stock-based compensation	3,051	3,867	(21.1)
Total selling, general, and administrative expenses	$37,399	$30,880	21.1%

Percentage of total revenues:
Selling, general, and administrative expenses	11.3%	9.6%
Stock-based compensation	1.0%	1.4%
Total selling, general, and administrative expenses	12.3%	11.0%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the three months ended March 31, 2016, SG&A expenses, excluding stock-based compensation, increased $7.3 million, or 27.2%, compared to the same period in 2015. This increase was due to the following: (i) higher payroll-related costs compared to the same period in 2015 due to increased headcount, including employees added from our acquisitions completed during 2015, (ii) higher legal and professional expenses, primarily associated with business growth initiatives, and (iii) increased costs related to strengthening our information technology and product development organizations.

Stock-based compensation. For the three months ended March 31, 2016, stock-based compensation decreased

$0.8 million, or 21.1%, compared to the same period in 2015. This decrease was primarily attributable to the timing and amounts of grants made during the preceding periods and adjustments in forfeitures in the 2015 period. For additional details on equity awards, see Item 1. Financial Statements, Note 3. Stock-Based Compensation.

Selling, General, & Administrative – Redomicile-related Expense

	Three Months Ended
	March 31,
	2016	2015	% Change
	(In thousands)
Redomicile-related expense	$6,036	$—	n/m	%

Percentage of total revenues	2.0%	—%

Redomicile-related expense. Consistent with the presentation in our Consolidated Statements of Operations, we have presented Redomicile-related expense separately. These costs consist primarily of professional services associated with our plan to relocate our parent company to the U.K.

Selling, General, and Administrative –  Acquisition and Divestiture-related Expenses

	Three Months Ended
	March 31,
	2016	2015	% Change
	(In thousands)
Acquisition and divestiture-related expenses	$1,584	$2,358	(32.8)%

Percentage of total revenues	0.5%	0.8%

Acquisition and divestiture-related expenses. Acquisition and divestiture-related expenses consist of the following major components: (i) legal and professional costs incurred to complete acquisitions, (ii) certain nonrecurring integration and transition and integration-related costs,  (iii) contract termination and facility exit costs for certain acquired businesses, (iv) employee-related severance costs, and (v) other costs.

For the three months ended March 31, 2016, acquisition and divestiture-related expenses decreased $0.8 million, or 32.8%, compared to the same period in 2015. This decrease is driven by higher transition costs in the prior year, related to our late 2014 acquisitions of Welch ATM and Sunwin.

Depreciation and Accretion Expense

	Three Months Ended
	March 31,
	2016	2015	% Change
	(In thousands)
Depreciation expense	$22,208	$19,582	13.4%
Accretion expense	469	530	(11.5)
Depreciation and accretion expense	$22,677	$20,112	12.8%

Percentage of total revenues:
Depreciation expense	7.3%	6.9%
Accretion expense	0.2%	0.2%
Depreciation and accretion expense	7.5%	7.1%

Depreciation expense. For the three months ended March 31, 2016, depreciation expense increased $2.6 million, or 13.4%, compared to the same period in 2015. This increase was primarily a result of increased depreciation expense associated with assets obtained from acquisitions during 2015 and the deployment of new and replacement Company-owned ATMs in recent years.

Amortization of Intangible Assets

	Three Months Ended
	March 31,
	2016	2015	% Change
	(In thousands)
Amortization of intangible assets	$9,263	$9,497	(2.5)%

Percentage of total revenues	3.1%	3.4%

Amortization of intangible assets. Amortization of intangible assets relates primarily to merchant contracts and relationships recorded in connection with purchase price accounting valuations for completed acquisitions. The decrease in amortization of intangible assets of $0.2 million, or 2.5%, for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a minor change in purchase accounting allocation related to our Sunwin acquisition.

Interest Expense, Net

	Three Months Ended
	March 31,
	2016	2015	% Change
	(In thousands)
Interest expense, net	$4,492	$4,710	(4.6)%
Amortization of deferred financing costs and note discount	2,782	2,779	0.1
Total interest expense, net	$7,274	$7,489	(2.9)%

Percentage of total revenues	2.4%	2.7%

Interest expense, net. For the three months ended March 31, 2016, interest expense, net, decreased $0.2 million, or 4.6%, compared to the same period in 2015. This decrease was primarily attributable to a decrease in the average outstanding balance under our revolving credit facility. For additional details, see Item 1. Financial Statements, Note 8. Long-Term Debt.

Amortization of deferred financing costs and note discount. For the three months ended March 31, 2016, amortization of deferred financing costs and note discount were consistent with the same period in 2015.

Income Tax Expense

	Three Months Ended
	March 31,
	2016	2015	% Change
	(In thousands)
Income tax expense	$7,955	$8,464	(6.0)%

Effective tax rate	34.1%	36.4%

The decrease in the effective tax rate during the three months ended March 31, 2016 compared to the same period in 2015 is attributable to the change in the mix of earnings across jurisdictions.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. We believe that the presentation of these measures and the identification of unusual or certain nonrecurring adjustments and non-cash items enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Free Cash Flow, and Revenue and Expense on a constant-currency basis are non-GAAP financial measures provided as a complement to results prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and may not be comparable to similarly-titled measures reported by other companies.

Adjusted EBITDA excludes depreciation, accretion, and amortization of intangible assets as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the method by which the assets were acquired. Adjusted EBITDA also excludes stock-based compensation, acquisition and divestiture-related expenses, certain other non-operating and nonrecurring items, gains or losses on disposal of assets, our obligations for the payment of income taxes, interest expense and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal of assets, stock-based compensation expense, certain other (income) expense amounts, nonrecurring expenses, and acquisition and divestiture-related expenses, and using an assumed tax rate of 32.0% for the three months ended March 31, 2016 and 2015, with certain adjustments for noncontrolling interests. Adjusted EBITDA % is calculated by taking Adjusted EBITDA over U.S. GAAP total revenues. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions. The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as, for example, mandatory principal payments on portions of our long-term debt. Management calculates Revenue and Expense on a constant-currency basis by using the average foreign exchange rates applicable in the corresponding period of the previous year and applying these rates to foreign-denominated revenue or expense of the current period. The difference between revenue and expense calculated based on these foreign exchange rates and revenue and expense calculated in accordance with U.S. GAAP is referred to as the foreign exchange impact on revenue. Management uses Revenue and Expense on a constant-currency basis to eliminate the effect foreign currency has on comparability between periods.

The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures prepared in accordance with U.S. GAAP.

A reconciliation of EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income to Net Income Attributable to Controlling Interests and Available to Common Stockholders, their most comparable U.S. GAAP financial measure, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Stockholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income, (in thousands, excluding share and per share amounts):

	Three Months Ended
	March 31,
	2016	2015

Net income attributable to controlling interests and available to common stockholders	$15,384	$15,233
Adjustments:
Interest expense, net	4,492	4,710
Amortization of deferred financing costs and note discount	2,782	2,779
Income tax expense	7,955	8,464
Depreciation and accretion expense	22,677	20,112
Amortization of intangible assets	9,263	9,497
EBITDA	$62,553	$60,795

Add back:
Loss (gain) on disposal of assets	382	(533)
Other (income) expense	(555)	1,060
Noncontrolling interests (1)	(18)	(425)
Stock-based compensation expense (2)	3,168	4,197
Acquisition and divestiture-related expenses (3)	1,584	2,358
Redomicile-related expense (4)	6,036	—
Adjusted EBITDA	$73,150	$67,452
Less:
Depreciation and accretion expense (5)	22,669	20,055
Adjusted EBITA	$50,481	$47,397
Less:
Interest expense, net (2)	4,492	4,707
Adjusted pre-tax income	45,989	42,690
Income tax expense (6)	14,716	13,660
Adjusted Net Income	$31,273	$29,030

Adjusted Net Income per share	$0.69	$0.65
Adjusted Net Income per diluted share	$0.68	$0.64

Weighted average shares outstanding – basic	45,073,654	44,667,248
Weighted average shares outstanding – diluted	45,703,488	45,265,601

(1)

Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of its Mexico subsidiary. In December 2015, the Company increased its ownership interest in its Mexico subsidiary from 51.0% to 95.7%.

(2)	For the three months ended March 31, 2015, amounts exclude a portion of the expenses incurred by our Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders.
(3)

Acquisition and divestiture-related expenses include nonrecurring costs incurred for professional and legal fees and certain transition and integration-related costs, including employee-related severance costs.

(4)	For the three months ended March 31, 2016, we incurred $6.0 million in expenses associated with our plan to redomicile to the U.K.
(5)

Amounts exclude a portion of the expenses incurred by our Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. In December 2015, the Company increased its ownership interest in its Mexico subsidiary.

(6)	Calculated using our estimated long-term, cross-jurisdictional effective cash tax rate of 32.0%.

Reconciliation of Free Cash Flow

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash provided by operating activities	$44,654	$30,872
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions and divestitures	(16,451)	(31,678)
Free cash flow	$28,203	$(806)

Liquidity and Capital Resources

Overview

As of March 31, 2016, we had $25.0 million in cash and cash equivalents and $540.3 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities. We have historically used a portion of our cash flows to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position on our Consolidated Balance Sheets.

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

Operating Activities

Net cash provided by operating activities totaled $44.7 million during the three months ended March 31, 2016, compared to $30.9 million during the same period in 2015. The increase in net cash provided by operating activities is primarily attributable to changes in working capital and the impact of non-cash expenses.

Investing Activities

Net cash used in investing activities totaled $11.8 million during the three months ended March 31, 2016, compared to $39.8 million during the same period in 2015. The change in net cash used in investing activities is primarily related to a lower level of capital expenditures compared to the same period in 2015.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in Recent Events and Trends - Capital Investments. We expect that our capital expenditures for 2016 will total approximately $150 million to $160 million, the majority of which is expected to be utilized to support new business growth, along with technology and compliance upgrades to enhance our existing ATM equipment with additional functionalities. We expect such expenditures to be funded primarily through cash generated from our operations and should be able to fund all capital expenditures internally.

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

Financing Activities

Net cash used in financing activities totaled $34.0 million during the three months ended March 31, 2016, compared to $3.8 million for the same period in 2015. The cash used in financing activities during the three months ended March 31, 2016 was primarily attributable to repayments of borrowings on our revolving credit facility.

Financing Facilities

As of March 31, 2016, we had approximately $540.3 million in outstanding long-term debt, which was primarily comprised of: (i) $287.5 million of the 1.00% convertible senior notes due December 2020 (“Convertible Notes”) of which $233.3 million was recorded on our Consolidated Balance Sheets, net of the unamortized discount and capitalized debt issuance costs, (ii) $250.0 million of the 5.125% senior notes due 2022 (the “2022 Notes”) of which $246.9 million was recorded on our Consolidated Balance Sheets, net of capitalized debt issuance costs, and (iii) $60.1 million in borrowings under our revolving credit facility.

Revolving Credit Facility. As of March 31, 2016, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This revolving credit facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the credit agreement (the “Credit Agreement”) governing the revolving credit facility) and can be increased up to $500.0 million under certain conditions and subject to additional commitments from the lender group. On May 26, 2015, we entered into a second amendment (the “Second Amendment”) to our amended and restated the Credit Agreement. Under the Second Amendment, a new $75.0 million tranche (the “European Commitments”) was created under which Cardtronics Europe Limited (“Cardtronics Europe”), a subsidiary of Cardtronics, Inc. can borrow directly from the existing lenders in different currencies. The Second Amendment provides for sub-limits under the European Commitments of $15.0 million for swingline loans and $15.0 million for letters of credit. In addition, the Second Amendment reduces the commitments of the lending parties to make loans to us (the “U.S. Commitments”) from $375.0 million to $300.0 million and reduced the alternative currency sub-limit to $75.0 million, from $125.0 million under the Credit Agreement. The letter of credit sub-limit and the swingline sub-limit under the U.S. Commitments remain at $30.0 million and $25.0 million, respectively, under the Second Amendment. The Credit Agreement expires in April 2019.

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at our option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the our most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% and 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% and 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate. Substantially all of our domestic assets, including the stock of our wholly-owned domestic subsidiaries and 66.0% of the stock of our first-tier foreign subsidiaries, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of our material wholly-owned domestic subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The European Commitments are also secured by the assets of our foreign subsidiaries, which do not guarantee the obligations of our domestic subsidiaries. There are currently no restrictions on the ability of our subsidiaries to declare and pay dividends to us.

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

As of March 31, 2016, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.3%. Additionally, as of March 31, 2016, we were in compliance with all the covenants contained within the revolving credit facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.

As of March 31, 2016, the outstanding balance on the revolving credit facility was $60.1 million, of which $59.0 million was outstanding under the U.S. Commitments and $1.1 million was outstanding under the European Commitments. The available borrowing capacity under the revolving credit facility totaled $314.9 million, of which $241.0 million is available to the U.S. and $73.9 million is available to Cardtronics Europe.

$250.0 Million 5.125% Senior Notes due 2022. On July 28, 2014, we issued the 2022 Notes pursuant to an indenture dated July 28, 2014 among us, our subsidiary guarantors and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, and commenced on February 1, 2015. As of March 31, 2016, we were in compliance with all applicable covenants required under the 2022 Notes.

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

New Accounting Standards

See Item 1. Financial Statements, Note 18. New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the 2015 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2016, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate swaps to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances. During the three months ended March 31, 2016, we entered into new forward-starting interest rate swap agreements with an aggregate notional amount of £550.0 million. These swap agreements begin on January 1, 2017, with £250.0 million terminating December 31, 2019 and £300.0 million terminating December 31, 2020. The following swaps currently in place serve to fix the rate utilized for our vault cash rental agreements in the U.S. and the U.K. for the following notional amounts and periods:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S.	U.S.	U.K.	U.K.	Term
(In millions)		(In millions)
$1,300	2.74%	£—	—%	April 1, 2016 – December 31, 2016
$1,000	2.53%	£550	0.82%	January 1, 2017 – December 31, 2017
$750	2.54%	£550	0.82%	January 1, 2018 – December 31, 2018
$600	2.42%	£300	0.86%	January 1, 2019 – December 31, 2019
$600	2.42%	£—	—%	January 1, 2020 – December 31, 2020

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balances for the three months ended March 31, 2016 and assuming a 100 basis point increase in interest rates:

Summary of interest rate exposure on average vault cash outstanding in North America (in millions):

Average vault cash balance	$2,295
Interest rate swap fixed notional amount	(1,300)
Residual unhedged vault cash balance	$995

Additional annual interest incurred on 100 basis point increase	$9.95

We also have terms in certain of our North America contracts with merchants and financial institution partners where we can decrease fees paid to merchants or effectively increase the fees paid to us by financial institutions if vault cash rental costs increase. Such protection will serve to reduce but not eliminate the exposure calculated above. Furthermore, we have the ability in North America to partially mitigate our interest rate exposure through our operations. We believe we can reduce the average outstanding vault cash balance as interest rates rise by visiting ATMs more frequently with lower cash amounts. This ability to reduce outstanding vault cash balances is partially constrained by the incremental cost of more frequent ATM visits. Our contractual protections with merchants and financial institution partners and our ability to reduce outstanding cash balances will serve to reduce but not eliminate interest rate exposure.

Our sensitivity to changes in interest rates in Europe is partially mitigated by the interchange rate setting methodology that impacts our U.K. interchange revenue. Effectively, expected interest rate costs are utilized to determine the interchange rate that is set on an annual basis. As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with some time lag. As discussed above, we entered into new forward-starting interest rate swaps that commence on January 1, 2017. As a result, our exposure to floating interest rates in Europe will significantly decrease at that time.

As of March 31, 2016, we had a total liability of $61.8 million recorded on our Consolidated Balance Sheets related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy established by U.S. GAAP), while taking into account the nonperformance risk of the party that is in the liability position with respect to each trade. These swaps are accounted for as cash flow hedges; accordingly, the changes in the fair values of the swaps and the resulting unrealized loss (net of estimated taxes) have been reported in Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. We record the unrealized loss amounts related to our interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $60.1 million outstanding under our revolving credit facility as of March 31, 2016, an increase of 100 basis points in the underlying interest rate would have had a $0.2 million impact on our interest expense in the three months ended March 31, 2016. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

Outlook. If we continue to experience low short-term interest rates in the countries in which we operate, it will be beneficial to the amount of interest expense we incur under our revolving credit facility and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S. and future vault cash interest rate risk in the U.K., we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition and results of operations by increasing our operating costs and expenses. However, we expect that the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the U.S. and the U.K. and other protective measures we have put in place.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Germany, Poland, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Polish zloty, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate the financial condition and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in the Accumulated other comprehensive loss, net line item in our Consolidated Balance Sheets. As of March 31, 2016, this accumulated translation loss totaled $51.2 million compared to $45.9 million as of December 31, 2015.

Our consolidated financial results were impacted by changes in foreign currency exchange rates during the three months ended March 31, 2016 compared to the same period in 2015. Our total revenues during the three months ended March 31, 2016 would have been higher by approximately $6.2 million had the currency exchange rates from the three months ended March 31, 2015 remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Polish zloty, Mexican peso, or Canadian dollar the effect upon our consolidated operating income would have been approximately $1 million, for the three months ended March 31, 2016.

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

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Financial Statements, Note 13. Commitments and Contingencies.

Item 1A. Risk Factors

In addition to the information below and the other information set forth in the Form 10-Q, you should carefully consider the risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (as amended, the “2015 Form 10-K”) under Part I. Item 1A. Risk Factors. These risks could materially affect our business, financial condition or future results. There have been no material changes to our risk factors since the filing of the 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2016:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number of	Average Price	Purchased as Part of a Publicly	that may Yet be Purchased
Period	Shares Purchased (1)	Paid Per Share (2)	Announced Plan or Program	Under the Plan or Program (3)
January 1 - January 31, 2016	111,827	$30.51	—	$—
February 1 – February 29, 2016	7,686	$29.59	—	$—
March 1 - March 31, 2016	6,108	$34.42	—	$—

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

CARDTRONICS, INC.

April 28, 2016	/s/ Edward H. West
Edward H. West
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

April 28, 2016	/s/ E. Brad Conrad
E. Brad Conrad
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Each exhibit identified below is part of this Form 10-Q.

Exhibit Number	Description
10.1†*	Cardtronics, Inc. 2016 Annual Pool Allocation Plan.
10.2†*	Cardtronics, Inc. 2016 Annual Executive Cash Incentive Plan.
10.3†*	Cardtronics, Inc. 2016 Long Term Incentive Plan.
10.4†*	Amended and Restated Employment Agreement by and between Cardtronics USA, Inc. and J. Chris Brewster, dated as of February 22, 2016.
10.5†

Employment Agreement by and between Cardtronics USA, Inc. and Edward H. West, dated as of January 11, 2016 (incorporated herein by reference to Exhibit 10.59 of the Annual Report on Form 10-K for the year ended December 31, 2015 filed by Cardtronics, Inc. on February 22, 2016, SEC File No. 001-33864).

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